Form 10-Q
period 1995-06-30
EXCEL REALTY TRUST INC
filed 1995-08-10
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended:                                                    Commission File Number:

       JUNE 30, 1995                                                                 0-18678
  ------------------------                                                 --------------------------

                           EXCEL REALTY TRUST, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MARYLAND                                                              33-0160389
  ----------------------------------                                  -----------------------------------------
   (State or other jurisdiction of                                                  (IRS Employer
    incorporation or organization)                                              Identification Number)

     16955 VIA DEL CAMPO, SUITE 110           SAN DIEGO, CALIFORNIA  92127
------------------------------------------------------------------------------
            (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (619) 485-9400
                                                    -----------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            ------
     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  Yes    X         No  _____
                         ------
               (2)  Yes    X         No  _____
                         ------
     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Class                                                        Outstanding at June 30, 1995
  ----------------------------------                            -------------------------------------------------

  Common stock, $.01 par value                                                     12,920,349

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                     INDEX

                                   FORM 10-Q

                                   __________

                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

          Consolidated Balance Sheets
             June 30, 1995 (Unaudited)
             December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Income
             Three Months Ended June 30, 1995 (Unaudited)
             Three Months Ended June 30, 1994 (Unaudited)
             Six Months Ended June 30, 1995 (Unaudited)
             Six Months Ended June 30, 1994 (Unaudited)   . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Changes in Stockholders' Equity
             Six Months Ended June 30, 1995 (Unaudited)
             Six Months Ended June 30, 1994 (Unaudited)   . . . . . . . . . . . . . . . . . . .    5

          Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1995 (Unaudited)
             Six Months Ended June 30, 1994 (Unaudited)   . . . . . . . . . . . . . . . . . . .    6

          Notes to Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . . . .    7


    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .   15



PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 30,
                                                                                      1995        DECEMBER 31,
                                                                                  (UNAUDITED)        1994
                                                                                  -----------     ------------
                                                                     ASSETS

Real estate:
   Land                                                                            $ 120,513         $ 115,614
   Buildings                                                                         253,392           243,845
   Building improvements under construction                                               13                24
       Less accumulated depreciation                                                 (13,253)          (10,228)
                                                                                   ---------         ---------
                 Net real estate                                                     360,665           349,255

Cash                                                                                  11,463             4,131
Accounts receivable, less allowance for bad debts of
   $440 and $318 in 1995 and 1994, respectively                                        1,734             1,443
Notes receivable:
   Affiliates                                                                         18,657                -
   Other                                                                              10,674             9,099
Escrow deposits                                                                        5,013             2,494
Loan acquisition costs                                                                 4,601             5,060
Interest rate protection agreements                                                    1,937             2,106
Other assets                                                                           2,355             1,512
                                                                                   ---------          --------
                                                                                   $ 417,099         $ 375,100
                                                                                    ========          ========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                                $205,163         $ 201,157
   Notes payable                                                                       1,608                15
   Accounts payable and accrued liabilities:
       Affiliates                                                                         69                86
       Other                                                                           2,550             2,597
   Dividends payable                                                                      -              4,685
   Other liabilities                                                                   2,572             2,662
                                                                                   ---------        ----------
                 Total liabilities                                                   211,962           211,202
                                                                                   ---------         ---------

Commitments and contingencies                                                            -                 -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized                         -                 -
   Common stock, $.01 par value, 100,000,000 shares authorized,
       12,920,349 and 10,883,570 shares issued and outstanding
       in 1995 and 1994, respectively                                                    129               109
   Additional paid-in capital                                                        213,990           175,702
   Accumulated dividends in excess of net income                                      (8,982)          (11,913)
                                                                                   ---------         ---------
                 Total stockholders' equity                                          205,137           163,898
                                                                                    --------         ---------
                                                                                   $ 417,099        $  375,100
                                                                                    ========         =========





                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                   --------------------------        -------------------------
                                                     1995              1994            1995             1994
                                                   --------          --------        --------         --------
Revenue:
   Base rent                                       $ 12,164           $ 9,538        $ 24,751         $ 18,248
   Percentage rent                                       28                41              92              110
   Expense reimbursements                               789               565           1,564              913
                                                   --------          --------        --------         --------
       Total revenue                                 12,981            10,144          26,407           19,271
                                                   --------          --------        --------         --------

Operating expenses:
   Master lease                                       1,330                -            2,886               -
   Property taxes                                       642               445           1,251              787
   General and administrative expenses                  307               520           1,042            1,466
   Repairs and maintenance                              399               230             792              433
   Utilities                                            102               170             290              308
   Other property expenses                              476               284             869              341
                                                   --------          --------        --------         --------
       Total operating expenses                       3,256             1,649           7,130            3,335
                                                   --------          --------        --------         --------
       Operating income                               9,725             8,495          19,277           15,935

Other income (expense):
   Interest expense                                  (4,993)           (3,561)         (9,434)          (6,365)
   Depreciation and amortization                     (1,690)           (1,787)         (3,339)          (3,366)
   Interest and other income                            774               355           1,237              595
                                                   --------          --------        --------         --------
       Income before real estate sales                3,816             3,502           7,741            6,799

Gain (loss) on sale of real estate                     (123)               12            (131)             (41)
                                                   --------          --------        --------         --------
       Net income                                  $  3,693          $  3,514        $  7,610         $  6,758
                                                    =======           =======         =======          =======

Net income per common share                          $0.33             $0.32           $0.69            $0.62
                                                     =====             =====           =====            =====






                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)





                                                                                ACCUMULATED
                                          COMMON STOCK           ADDITIONAL      DIVIDENDS          TOTAL
                                     ---------------------        PAID-IN       IN EXCESS OF    STOCKHOLDERS'
                                     NUMBER         AMOUNT        CAPITAL        NET INCOME        EQUITY
                                     ------         ------     ------------     ------------    ------------
SIX MONTHS ENDED JUNE 30, 1995:

Balance at January 1, 1995          10,883,570       $ 109       $ 175,702        $(11,913)       $ 163,898
Issuance of new shares of
    common stock                     2,036,779          20          40,820             -             40,840
Selling expenses                           -           -            (2,532)            -             (2,532)
Net income                                 -           -               -             7,610            7,610
Dividends declared                         -           -               -            (4,679)          (4,679)
                                    ----------       -----       ---------        --------        ---------
Balance at June 30, 1995            12,920,349       $ 129       $ 213,990        $ (8,982)       $ 205,137
                                    ==========       =====       =========        ========        =========


SIX MONTHS ENDED JUNE 30, 1994:

Balance at January 1, 1994          10,465,643       $ 105       $ 168,962        $ (7,105)       $ 161,962

Issuance of new shares of
    common stock                       460,089           4           7,466             -              7,470
Selling expenses                           -            -              (36)            -                (36)
Net income                                 -            -              -             6,758            6,758
Dividends declared                         -            -              -            (9,221)          (9,221)
                                    ----------       -----       ---------        --------        ---------
Balance at June 30, 1994            10,925,732       $ 109       $ 176,392        $ (9,568)       $ 166,933
                                    ==========       =====       =========        ========        =========





                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       -----------------------
                                                                                         1995           1994
                                                                                       --------       --------
Cash flows from operating activities:
  Net income                                                                           $  7,610       $  6,758
  Adjustments to reconcile net income to net cash
     provided by operations:
        Depreciation                                                                      3,337          2,854
        Amortization                                                                          2            511
        Amortized loan costs and leasing commissions                                      1,204            472
        Loss on sale of real estate                                                         131             41
        Provision for bad debts, net of accounts written off                                122           (118)
        Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                             (413)         2,027
           Other assets                                                                    (626)          (197)
         Decrease in liabilities:
           Accounts payable                                                                 (64)          (873)
           Other liabilities                                                                (98)          (172)
                                                                                       --------       --------
              Net cash provided by operating activities                                  11,205         11,303
                                                                                       --------       --------

Cash flows from investing activities:
  Real estate acquisitions and building improvements                                    (10,367)       (45,324)
  Advances for notes receivable                                                         (25,150)        (5,026)
  Principal payments on notes receivable                                                  4,918          3,326
  Escrow deposits paid                                                                   (6,239)        (6,358)
  Escrow deposits collected                                                               3,721          5,560
  Proceeds from real estate sales                                                         9,127          1,427
  Other                                                                                    (371)          (173)
                                                                                       --------       --------
              Net cash used in investing activities                                     (24,361)       (46,568)
                                                                                       --------       --------

Cash flows from financing activities:
  Issuance of common stock                                                               40,840            844
  Selling and offering costs                                                             (2,532)           (36)
  Dividends paid                                                                         (9,364)        (8,844)
  Proceeds from notes payable                                                            24,021        100,074
  Payments of mortgages and notes payable                                               (32,019)       (48,418)
  Loan costs paid                                                                          (458)        (5,770)
                                                                                       --------       --------
              Net cash provided by financing activities                                  20,488         37,850
                                                                                       --------       --------
              Net increase in cash                                                        7,332          2,585
Cash at January 1                                                                         4,131          5,376
                                                                                       --------       --------
Cash at June 30                                                                        $ 11,463       $  7,961
                                                                                       ========       ========



                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to periods ended June 30, 1994 and the December 31, 1994 consolidated financial statements in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1994 Annual Report on Form 10-K.

     ORGANIZATION

     Excel Realty Trust, Inc. (the "Company") was formed in 1985 and is a Maryland corporation. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Excel Mortgage Funding Corporation ("EMFC") and Excel Credit Corporation ("ECC"). Intercompany accounts and transactions have been eliminated.

     EMFC and ECC were created to facilitate separate financing for a group of properties as described in Note 7. Of total assets at June 30, 1995, approximately $175,503,000 were in these subsidiaries.

     REAL ESTATE

     Land, buildings and building improvements are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 2 to 40 years for building improvements.

     Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from dispositions are reported as income or expense.

     DEFERRED LEASING AND LOAN ACQUISITION COSTS

     Costs incurred in obtaining tenant leases and long-term financing are amortized to leasing commission expense and interest expense, respectively, on the straight-line method over the terms of the related leases or debt agreements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                  __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INTEREST RATE PROTECTION AGREEMENTS

     The Company has entered into two interest rate protection agreements with an interest rate cap provider for the REMIC loans (see Note 7). The Company paid $2,375,000 for the agreements which limit the Company's maximum all inclusive interest rate exposure to 8.5%. The cost of the agreements is being amortized over the 84 month term of the loans.

     REVENUE RECOGNITION

     Base rental income attributable to leases is recorded when due from tenants. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Income as expense reimbursements.

     LEASE TERMINATION FEES

     Revenue recognition of fees received for lease terminations are deferred and amortized using the straight-line method over the estimated time to re-lease the related property , or until the property is sold, whichever comes first.

     INCOME TAXES

     The Company has elected to be treated as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under these provisions, the Company and its subsidiaries will not be subject to federal income tax if 95% of its real estate investment trust taxable income (before dividends paid deduction) is distributed to shareholders and certain gross income, asset diversification, share ownership and disclosure requirements are met.

     To date the Company has distributed over 95% of its real estate investment trust taxable income. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   __________


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options and warrants which would have a dilutive effect. The weighted average shares outstanding for the six months ended June 30, 1995 and 1994 were 10,875,696 and 10,833,656 respectively.

 2.  REGISTRATION STATEMENT:

     In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants for general corporate purposes.

     In June 1995, the Company issued from the shelf, 2,000,000 shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of $38,030,000 from the offering were used to pay off debt, purchase properties, make loans to facilitate the development of certain properties for purchase (see Note 12), and to increase cash reserves. Additionally, in July 1995, the Company received $2,662,000 in net proceeds for 140,000 shares of common stock for over-allotments related to this offering.

3.   REAL ESTATE ACQUISITIONS AND SALES:

     In the six months ended June 30, 1995, the Company acquired, in separate transactions, five shopping centers in North Carolina. The total purchase price for the five properties was approximately $21,251,000. In July 1995, an additional shopping center was purchased in North Carolina for approximately $8,200,000 (see Note 4).

     The Company sold five single tenant properties in the six month period ended June 30, 1995 for a total net sales price of $9,127,000. Additionally in July 1995, the Company sold a single tenant property for $564,000 and recognized a net gain of approximately $85,000.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   __________



 4.  MASTER LEASE AND OPTION AGREEMENT:

     In January 1995, the Company entered into master lease and option agreements to purchase eleven shopping centers in North Carolina. The master leases require the payment equal to eight percent of the lessor/sellers equity in the properties and give the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company receives all cash flow, if any, in excess of the master lease payments. Each master lease has a term of five years. The option agreements give the Company the option to purchase the properties through February 1, 1996. Through July 1995, the Company has purchased six of the above properties (see Note 3). The estimated purchase price on the remaining five properties on the option agreements is approximately $45,000,000. These properties have existing mortgages of approximately $32,000,000. Upon exercise of the option agreements, the Company receives the benefit of all principal amortization occurring from January 1, 1995 until the time of purchase and reduces the purchase price of the properties. Principal amortization of $282,000 was credited to the Company on the six properties purchased. The principal amortization at June 30, 1995 on the properties which may be purchased was $371,000 and is recorded as an asset of the Company.

     The Company deposited $4,000,000 in an escrow account and is being returned to the Company as the properties are purchased. Escrow deposits of $2,000,000 may be forfeited if certain properties are not purchased within the time specified by the option agreements. At June 30, 1995, the balance of this escrow account is $3,381,000.

 5.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE (IN THOUSANDS):

     The amounts paid for interest during the six months ended June 30, 1995 and 1994 were $8,250 and $6,078 respectively. No income taxes were paid in either period.

     The Company acquired real estate properties and interests in partnerships, without the use of cash, for the six months ended June 30, 1995 and 1994 as summarized below:

                                                                                       1995             1994
                                                                                     -------          -------
          Mortgage notes payable and other liabilities assumed                       $13,698          $21,943
          Common stock issued                                                             -             6,626
                                                                                     -------          -------

                Net real estate purchased without cash                               $13,698          $28,569
                                                                                     =======          =======

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   __________



 6.  NOTES RECEIVABLE (IN THOUSANDS):

     The Company had the following notes receivable at June 30, 1995 and December 31, 1994:

                                                                                       1995             1994
                                                                                     -------           ------
     Notes from affiliates, interest at 14% per annum, collateralized by
     real estate.  Due upon demand (see Note 12).                                    $18,657           $   -

     Notes from development companies, interest from 10% to 14%
     per annum.  Maturity dates vary from the completion of
     certain properties or earlier, to January 1996.                                   9,887            8,306

     Other                                                                               787              793
                                                                                     -------           ------

              Total notes receivable                                                 $29,331           $9,099
                                                                                     =======           ======

 7.  MORTGAGES PAYABLE (IN THOUSANDS):

     The Company had the following mortgages payable at June 30, 1995 and December 31, 1994:

                                                                                       1995             1994
                                                                                     --------         --------
     Mortgage notes at 6.9115% to 10%, payable in installments
          through 2018 (monthly payments at June 30, 1995
          of $1,808):

              Pass through certificates/bonds:
                Public (see below)                                                   $ 84,965         $ 96,486
                Private                                                                30,559           31,187
              Insurance companies                                                      71,225           68,622
              Banks                                                                    15,467            1,914
              Other                                                                     2,947            2,948
                                                                                     --------         --------

                   Total mortgages payable                                           $205,163         $201,157
                                                                                     ========         ========

     Mortgages are collateralized by real estate and an assignment of rents and leases. Mortgage debt of $2,947 is callable by the lender with 12 months prior notice in 1997 and 1998.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   __________




 7.  MORTGAGES PAYABLE (IN THOUSANDS), CONTINUED:

     In March 1994, EMFC and ECC completed a securitized mortgage financing known as a Real Estate Mortgage Investment Conduit (a "REMIC"). Pursuant to this transaction, ECC issued and sold publicly, in an underwritten offering, $100,000 aggregate principal amount of its Commercial Mortgage Pass-Through Certificates. The Class A certificates ($51,965 at June 30,
     1995) were rated AAA and the Class B certificates ($33,000 at June 30,
     1995) were rated AA by Fitch Investors Services, Inc. and Duff and Phelps Credit Rating Co. The Certificates bear interest at a variable rate equal to one-month LIBOR plus 60 basis points (6.9115% at June 30, 1995 for the Class A Certificates) and one-month LIBOR plus 80 basis points (7.1115% at June 30, 1995 for the Class B Certificates), and mature on February 27, 2001. To protect against future increases in interest rates, ECC entered into interest rate protection agreements with an interest rate cap provider which limits ECC's maximum all-inclusive interest rate exposure to 8.5%. The Certificates are fully prepayable at any time without penalty. At June 30, 1995, the Certificates were collateralized by 57 retail and commercial properties which are owned by EMFC. In July 1995, an additional $5,896 of the Class A certificates was repaid.

     The principal payments required to be made on mortgages payable over the next five years are as follows:

               YEAR
              ------
              1995, remaining six months                          $  4,713
              1996                                                   9,477
              1997                                                   6,770
              1998                                                   9,660
              1999                                                  26,596
              Thereafter                                           147,947
                                                                  --------

                                                                  $205,163
                                                                  ========

     Mortgages of $61,291 are fully amortizing with no balloon payments with the final monthly payments coming between the years 2004 and 2018.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   __________


 8.  NOTES PAYABLE (IN THOUSANDS):

     The Company had the following notes payable at June 30, 1995 and December 31, 1994:

                                                                               1995             1994
                                                                              -------          ------
     $4,000 uncollateralized line of credit payable to a
     financial institution, interest at the lenders base rate
     plus 1.25% (8.91% at June 30, 1995), Due June 1996.
     An additional $ 1,555 was borrowed in July 1995.                          $1,600            $ -

     Other                                                                          8              15
                                                                               ------            ----

              Total notes payable                                              $1,608            $ 15
                                                                               ======            ====

     The Company has a loan agreement whereby a bank has committed to provide the Company with a revolving credit facility of up to $25,000 at a rate of LIBOR plus 2% (the actual amount available is dependent on compliance with certain covenants). In June 1995, the Company repaid $18,230 which was outstanding under this agreement. Additionally, the Company has an unsecured revolving bank line of credit of $1,000, all of which is available at June 30, 1995.

 9.  COMMITMENTS AND CONTINGENCIES:

     In April 1995, the Company formed a Delaware Limited partnership, Excel Realty Partners, L.P. ("ERP") to facilitate the acquisition of certain properties. The Company is the sole general partner of ERP. In May 1995, ERP entered into an agreement to purchase up to 25 shopping centers in the southeastern United States. The commitment to purchase any or all of the properties may be cancelled by the Company depending on the result of property due diligence.

10.  DIVIDENDS:

     No dividend was declared in the second quarter of 1995. In April 1995, the Company adopted a policy of declaring dividends to stockholders of record on the first day of the of the succeeding quarter, instead of the last day of the current quarter. As such, the normal declaration of a dividend for stockholders on June 30, 1995 was changed to July 1, 1995.
     The payment date of 15 days following each quarter remained unchanged. In 1995, dividends of $0.43 per share was declared on March 31 and paid on April 15, and dividends of $0.445 per share was declared on July 1 and paid on July 15. Total dividends of $5,748,000 were paid in July 1995.
     Dividends of $0.415 and $0.43 per share were declared for each quarter for the six months ended June 30, 1994, respectively.

     For the six months ended June 30, 1995 and 1994, approximately 27% and 23.4%, respectively, of the dividends received by stockholders, were considered to be a return of capital for tax purposes.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   __________



 11. MINIMUM FUTURE RENTALS (IN THOUSANDS):

     The Company leases its shopping centers and single-tenant buildings to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases either (i) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses, or (ii) require the tenant to pay all expenses of operating the property such as insurance and property taxes, including structural repairs and maintenance.

     Minimum future rental revenue for the next five years for the commercial real estate currently owned at June 30, 1995 (not including properties that are being master leased) and subject to noncancelable operating leases is as follows:

              YEAR
              -----
              1995, remaining six months                          $  21,234
              1996                                                   42,510
              1997                                                   40,787
              1998                                                   38,418
              1999                                                   36,374
              Thereafter                                            326,021


12.  RELATED PARTY TRANSACTIONS:

     In April 1995, ERT Development Corporation ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the after-tax profits, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. At June 30, 1995, the Company had loaned EDV $18,657,000 in exchange for notes receivable with interest at 14%.
     Total interest income for the six months ended June 30, 1995 recognized from EDV was approximately $329,000. In July 1995, an additional $1,555,000 was loaned to EDV.

13.  SUBSEQUENT EVENTS:

     In July 1995, the Company sold $11,000,000 of the interest rate protection agreement for $275,000 and recognized a gain of approximately $62,000. Also in July 1995, the Company received $3,535,000 in lease termination fees related to three single tenant properties the Company is negotiating to sell.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Realty Trust, Inc. (the "Company") is a self-administered, self-managed equity real estate investment trust ("REIT") which owns and manages commercial retail income-producing properties primarily leased on a long-term basis. The terms of such leases typically provide that the tenant is responsible for all costs and expenses associated with the ongoing maintenance of the property, including but not limited to property taxes, insurance and common area maintenance. The majority of the single tenant property leases also require that tenants pay for roof and structure repairs and maintenance. The properties are generally either (i) neighborhood or community shopping centers, anchored by a major retail discount department store and a major grocery chain store, or (ii) single tenant properties leased to a major retail tenant.

The Company has operated and intends to operate in a manner to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's on-going operations. The Company's offering of 2,000,000 common shares, use of the Company's existing credit facilities, and long-term mortgage financing, have been the principal sources of capital required to fund its property acquisitions. In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with what it believes to be an appropriate debt level with respect to prudent interest coverage ratios. In April 1995, the Company increased its quarterly dividends from $0.43 per share to $0.445 per share.
The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in both the short and long-term.

In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary
shares, common stock or warrants for general corporate purposes.   In June
1995, the Company issued from the shelf, 2,000,000 shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of $38,030,000 from the offering were used to repay an existing loan agreement, purchase properties, make loans to ERT Development Company for the purpose of taking advantage of short-term development opportunities (as described below) and other development companies, and increase cash reserves. In July 1995, the Company received $2,662,000 in net proceeds for 140,000 shares of common stock issued for over-allotments related to this offering.

The Company has a loan agreement whereby a bank has committed to loan the Company up to $25,000,000 at a rate of LIBOR plus 2% in a secured revolving credit facility. The actual amount available to the Company is dependent on certain covenants such as the aggregate value of unencumbered properties and meeting certain debt service ratios. The Company had borrowed $18,230,000 under this agreement, primarily to pay for costs relating to a master lease and option agreement to manage and purchase 11 shopping centers in North Carolina, to repay mortgage debt, and to fund other operating costs. The amount was repaid in June 1995 with proceeds from the Company's stock offering. The Company has received a commitment letter from the bank to increase the credit facility to $75,000,000 and to decrease the interest rate to LIBOR plus 1.75%, although there can be no assurance that either of these changes will occur. Additionally, the Company has an uncollateralized line of credit of $4,000,000 of which $845,000 was available at August 8, 1995. The proceeds from this line were used to make loans to ERT Development Company (see below). Finally, the Company has a unsecured revolving $1,000,000 line of credit, all of which is available as of August 8, 1995.

In January 1995, The Company entered into master lease and option agreements to purchase eleven shopping centers in North Carolina. The master leases require payment equal to eight percent of the lessor/seller's equity in the properties and give the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company receives all cash flow, if any, in excess of the payments required to be made to the lessor/seller. Each master lease has a term of five years. The option agreements give the Company the option to purchase each property through February 1, 1996. Through July 1995, the Company has purchased six of the properties. The estimated purchase price on the remaining five properties on the option agreements is approximately $45,000,000. The Company deposited $4,000,000 in an escrow account which is being returned as the properties are purchased. Escrow deposits of $2,000,000 may be forfeited if certain of the properties are not purchased within the time specified by the option agreement. At June 30, 1995, the balance of this escrow account is $3,381,000.

 In April 1995, the Company formed a Delaware Limited partnership, Excel Realty Partners, L.P. ("ERP") to facilitate the acquisition of certain properties. The Company is the sole general partner of ERP. In May 1995, ERP entered into an agreement with an unaffiliated developer to purchase up to 25 shopping centers in the southeastern United States. The agreement calls for the sellers to contribute properties to ERP for limited partnership units. The units will be exchangeable into common shares of the Company at prices of $21.50 and $20.70 per share. The partnership units priced at $21.50 will be exchangeable anytime after one year from closing and adjust to the existing market price of the common shares of the Company at the time of the exchange. The partnership units priced at $20.70 are exchangeable anytime after two years and do not adjust to the then existing market price, but exchange on a basis of one partnership unit for one common share of the Company. The Company will be entitled to receive 99% of all income and gains after the unit holders receive annual per unit distributions of $1.72 for the $21.50 units and $1.78 for the $20.70 units. ERP will assume the existing mortgages on the centers. In addition to its 99% share of profits, the Company will initially contribute cash for an equity position in the limited partnership. The transaction is subject to the completion of property due diligence. One or more properties may be eliminated as a result of such due diligence. If all of the properties are acquired by ERP, it is anticipated that ERP would (i) assume approximately $107,000,000 of existing indebtedness, (ii) issue limited partnership units in an amount valued at approximately $10,000,000 to $13,000,000, and (iii) pay approximately $6,000,000 to $9,000,000 in cash. It is anticipated that such cash amount would be contributed to ERP by the Company. There is no assurance that all or any of such properties would be acquired.

In April 1995, ERT Development Corporation ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. The Company is to receive 95% of EDV's net income after income taxes are paid, if any, in the form of dividends. Additionally in 1995, EDV paid approximately $50,000 per month of the Company's general and administrative expenses. At June 30, 1995, the Company had loaned EDV $18,657,000 in exchange for notes receivable with interest at 14%. Total interest income for the six months ended June 30, 1995 recognized from EDV was approximately $329,000. In July, 1995, an additional $1,555,000 was loaned to EDV.

In July 1995, the Company received $3,535,000 in lease termination fees related to three single tenant properties. The Company is presently negotiating to sell these properties. In addition, the Company has $700,000 of deferred rental income at June 30, 1995 related to lease termination fees received in 1994 for two single tenant properties that the Company is attempting to release.

With the cash balance of $11,463,000 at June 30, 1995, the Company had sufficient funds available to pay accounts payable of $2,550,000, interest payable of $866,000 and the July 1995 dividend payment of $5,748,000. The Company at the present time has no short-term borrowings.

The cash position of the Company at June 30, 1995 increased by $7,332,000 when compared to December

31, 1994. The increase in cash was principally from the following which is not meant to be an all inclusive statement of cash flows:

Cash provided by financing activities amounted to $20,488,000. The net increase is primarily due to the Company's offering of common stock described above. Total net cash received from stock issued was $40,840,000. Additionally, the Company received $24,021,000 from notes payable. Netted against this these amounts are payments of mortgages and notes payable of $32,019,000, dividends paid of $9,364,000, and stock selling and offering costs of $2,532,000.

Cash provided by operations amounted to $11,205,000, primarily related to net income of $7,610,000 and non-cash adjustments to net income of depreciation and amortization of $4,543,000.

Net cash decreased by $24,361,000 from investing activities. Of this amount, $25,150,000 was used to make loans to EDV and other development companies, $10,367,000 was used for real estate acquisitions and building improvements and $6,239,000 was paid in escrow deposits of which $4,000,000 related to the
master lease and purchase option agreement described above.   Netted against
the cash used for investing activities is $9,127,000 obtained from the sale of five properties of which $1,091,000 was deposited into an escrow account and used to purchase a shopping center in April 1995.

The Company has elected REIT status for federal income tax purposes and must distribute at least 95% of its taxable income to its stockholders in order to not pay federal income taxes. Although the Company receives most of its rental revenue on a monthly basis, it intends to make quarterly dividend payments. Amounts accumulated for dividends will be invested by the Company in short-term marketable instruments including deposits at commercial banks, money market accounts, certificates of deposit, U.S. government securities, commercial paper or other liquid investments (including GNMA, FNMA, and FHLMC mortgage-backed securities) as the Board of Directors deems appropriate.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1995 to the three months ended June 30, 1994.

Net income increased $179,000, or 5% to $3,693,000, $0.33 per share, in the three months ended June 30, 1995 from $3,514,000, $0.32 per share. Dividends per share was $0 for the three months ended June 30, 1995 and $0.43 for the same period in 1994. The decrease in dividends related to a change in the Company's dividend policy. In April 1995, the Company changed its record date from the last day of each quarter, to the first day of the following quarter. Dividends of $0.445 per share, were declared on July 1, 1995 and not declared on June 30, 1995. Dividends of $5,748,000 were paid in July 1995 on the normal payment date of the 15th day following the end of the quarter.

Almost all revenue and expense amounts have increased in the three months ended June 30, 1995 from the three months ended June 30, 1994 primarily due to the growth of the Company's real estate portfolio. As of January 1, 1995, the Company entered into master lease and option agreements to manage and/or purchase eleven shopping centers in North Carolina (the "North Carolina Properties") (see Liquidity and Capital Resources). Additionally, the Company acquired six shopping centers in the last two quarters of 1994 which on average, have greater rents than the five single tenant properties sold in 1995 and the two single tenant properties sold in the last two quarters of 1994.

Total revenue increased $2,837,000 or 28%, to $12,981,000 for the three months ended June 30, 1995 from $10,144,000 for the three months ended June 30, 1994. The North Carolina Properties accounted for revenue of $2,200,000.

Total operating expenses increased $1,607,000 or 97%. Of this amount, master lease expense accounted for $1,330,000 and other expenses related to the North Carolina Properties accounted for $313,000. General and administrative expenses decreased by $213,000 in the 1995 second quarter. This was primarily due to the payment of expenses in the amount of approximately $50,000 a month
by EDV.   In
the second quarter 1995, EDV paid six months of expenses or approximately $300,000.

Interest expense increased $1,432,000 or 87% from 1994 to $4,993,000 in 1995. The increase is primarily attributable to additional debt incurred. Mortgages and notes payable totaled $206,771,000 at June 30, 1995 compared to $201,172,000 at June 30, 1994. Additionally in 1995, the Company paid interest on a bank loan of which the outstanding balance ranged from $9,800,000 to $18,230,000 during the period and was repaid in June. Interest and other income increased $419,000 or 118% from 1994 primarily related to additional cash invested and additional loans made.

Comparison of the six months ended June 30, 1995 to the six months ended June 30, 1994.

Net income increased $852,000, or 11% to $7,610,000, $0.69 per share, in the six months ended June 30, 1995 from $6,758,000, $0.62 per share. Dividends per share decreased to $0.43 for the six months ended June 30, 1995 from $0.85 for the same period in 1994. See explanation in the three month comparison above for discussion on the change of the record date. Had the Company not changed its record date, dividends per share for the six months ended June 30, 1995 would have been $0.875.

Almost all revenue and expense amounts have increased in the six months ended June 30, 1995 from the six months ended June 30, 1994 primarily due to the growth of the Company's real estate portfolio. As previously noted, on January 1, 1995, the Company entered into master lease and option agreements to manage and/or purchase the North Carolina Properties. Additionally, the Company acquired nineteen properties in 1994, twelve of which were shopping centers that on average, have greater rents than the five single tenant properties sold in 1995 and the six single tenant properties sold in 1994.

Total revenue increased $7,136,000 or 37%, to $26,407,000 for the six months ended June 30, 1995 from $19,271,000 for the six months ended June 30, 1994. The North Carolina Properties accounted for revenue of $4,300,000. Lease termination fees of $300,000 were recognized in March 1995 relating to a property that was re-leased to another tenant. In 1994, a lease termination fee of $799,000 was recognized as revenue related to a property that was sold.

Total operating expenses increased $3,795,000 or 114%. Of this amount, the master lease expense accounted for $2,886,000 and other expenses related to the North Carolina Properties accounted for $577,000. General and administrative expenses decreased by $424,000 in the first two quarters. This was primarily due to the payment of bonuses by the Board of Directors to the executive officers of the Company in the amount of $328,000 in the first quarter of 1994. A similar expense was not incurred in the first quarter of 1995 as bonuses were accrued for at December 31, 1994. Additionally, expenses of approximately $300,000 were paid by EDV for the first six months of 1995. Overall, the other operating expenses increased due to the growth of the Company.

Depreciation expense for the six months ended June 30, 1995 was $3,337,000 compared to $2,854,000 for the six months ended June 30, 1994, a $483,000 increase or 17%. The increase is primarily due to a full period of depreciation in 1995 on properties acquired in and after the first quarter of
1994.   Amortization expense of $511,000 in 1994 was primarily due to a management contract which was fully amortized in 1994. Amortization expense in 1995 was $2,000.

Interest expense increased $3,069,000 or 48% from 1994 to $9,434,000 in 1995. The increase is attributable to additional debt incurred. Additionally in 1995, the Company paid interest on a bank loan of which the outstanding balance was as much as $18,230,000 before being repaid in June. In March 1994, the Company received $100 million in a securitized mortgage financing known as a Real Estate Mortgage Investment Conduit (a "REMIC"). The REMIC financing replaced approximately $42,000,000 of higher interest rate debt. The remaining proceeds were mostly used to purchase additional properties. As such, in addition to the increased debt level at June 30, 1995, interest expense for the in the first six months of 1995 was incurred on the REMIC debt for the full period compared to three and half months in the first two quarters of 1994.

FUNDS FROM OPERATIONS

The Company calculates funds from operations ("FFO") as net income plus gains (losses) on sales of real estate, depreciation, amortization, amortized loan and leasing commission costs and loan costs written off. The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The Company generated FFO of $6,219,000 or $0.56 per share for the three months ended June 30, 1995 which compared to FFO of $5,580,000 or $0.51 per share for the three month period ended June 30, 1994. Because of the variations between companies as to how funds from operations are calculated, the following information is included to show the items included in the Company's funds from operations for the three months ended June 30, 1995 and 1994 (in thousands except per share amounts):

                                                                              1995             1994
                                                                           ----------       ----------
Net income                                                                    $ 3,693          $ 3,514
Depreciation:
  Buildings                                                                     1,544            1,439
  Tenant improvements                                                             124               72
Amortization (1):
  Management contract                                                              -               255
  Organization costs                                                                1               -
  Loan costs written off                                                          325               -
  Leasing commissions                                                              60               37
(Gain) loss on sale of buildings                                                  123              (12)
                                                                             --------          -------

Funds from operations - revised definition (2)                                  5,870            5,305

  Loan cost amortization (1)                                                      328              254
  Depreciation on furniture,
    equipment, and vehicles                                                        21               21
                                                                              -------          -------
Funds from operations                                                         $ 6,219          $ 5,580
                                                                              =======          =======

Funds from operations per share                                                 $0.56            $0.51
                                                                                =====            =====

Other Information:
  Leasing commissions paid                                                      $ 155            $ 134
  Tenant improvements paid                                                        210              215
  Building improvements paid
    (Parking lots, roofs, etc.)                                                    33               55

(1) Only amortization of the management contract and organization costs are shown as amortization expense in the Consolidated Statements of Income. The management contract was fully amortized in 1994. Loan cost amortization and loan costs written off are classified as interest expense and leasing commission amortization is classified as other operating expenses in the Consolidated Statements of Income.

(2) Beginning in 1996, the Company will revise its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under this revised definition of FFO, the per share amounts would have been $0.54 and $0.49 for the three months ended June 30, 1995 and 1994, respectively.

ECONOMIC CONDITIONS

The majority of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents which generally increase as prices rise, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, the Company believes that many of its existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increases in market rental rates over such time. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its variable rate loans.

Many regions of the United States, including regions in which the Company owns property, may experience an economic recession. Such recessions, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely effect the Company's ability to attract or retain tenants. The Company's shopping centers are typically anchored by discount department stores, supermarkets and drug stores which usually offer day-to-day necessities rather than high priced luxury items. These types of tenants, in the experience of the Company generally continue to maintain their volume of sales despite a slowdown in economic conditions.


PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since no events occurred with respect to these items.

Item 5.  Other Information.

The Company formed a Delaware Limited partnership, Excel Realty Partners, L.P. ("ERP") and entered into an agreement to purchase up to 25 properties. This transaction is described in the Management's Discussion and Analysis of Financial Conditions and Results of Operations. Additionally in the three month ended June 30, 1995, the Company acquired five shopping centers and sold three single tenant properties. These transactions are described in Note 3 to the financial statements.

Item 6 has been omitted since no events occurred with respect to this item.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: August 10, 1995



EXCEL REALTY TRUST, INC.
------------------------
(Registrant)




By:   /s/ Gary B. Sabin
   -------------------------------
      Gary B. Sabin, President



By:   /s/ David A. Lund
   -------------------------------
      David A. Lund,
      Principal Financial Officer