Form 10-Q
period 1995-09-30
EXCEL REALTY TRUST INC
filed 1995-11-07
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                 Commission File Number:

    SEPTEMBER 30, 1995                                                0-18678
 ----------------------                                 -----------------------

                            EXCEL REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MARYLAND                                             33-0160389
--------------------------------                         -----------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification Number)

    16955 VIA DEL CAMPO, SUITE 110           SAN DIEGO, CALIFORNIA  92127
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (619) 485-9400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)  Yes    X         No
                                -----           -----

                      (2)  Yes    X         No
                                -----           -----

     Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period cover by this report.

                Class                      Outstanding at September 30, 1995
     ----------------------------          ---------------------------------
     Common stock, $.01 par value                     13,114,892

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              September 30, 1995 (Unaudited)
              December 31, 1994 .............................................................................    3

           Consolidated Statements of Income
              Three Months Ended September 30, 1995 (Unaudited)
              Three Months Ended September 30, 1994 (Unaudited)
              Nine Months Ended September 30, 1995 (Unaudited)
              Nine Months Ended September 30, 1994 (Unaudited)...............................................    4

           Consolidated Statements of Changes in Stockholders' Equity
              Nine Months Ended September 30, 1995 (Unaudited)
              Nine Months Ended September 30, 1994 (Unaudited)...............................................    5

           Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1995 (Unaudited)
              Nine Months Ended September 30, 1994 (Unaudited)...............................................    6

           Notes to Consolidated Financial Statements (Unaudited)............................................    7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................................................   15

PART II.  OTHER INFORMATION .................................................................................   21

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------

                                                                                    SEPTEMBER 30,
                                                                                        1995             DECEMBER 31,
                                                                                     (UNAUDITED)            1994
                                                                                    -------------       ------------
                                     ASSETS

Real estate:
    Land                                                                              $ 125,819          $ 115,614
    Buildings                                                                           263,745            243,869
       Less accumulated depreciation                                                    (14,986)           (10,228)
                                                                                      ---------          ---------

                  Net real estate                                                       374,578            349,255

Cash                                                                                      4,395              4,131
Accounts receivable, less allowance for bad debts of
    $548 and $180 in 1995 and 1994, respectively                                          2,365              1,443
Notes receivable:
    Affiliates                                                                           15,355                  -
    Other                                                                                 8,947              9,099
Escrow deposits                                                                           4,505              2,494
Loan acquisition costs                                                                    4,216              5,060
Interest rate protection agreements                                                       1,652              2,106
Other assets                                                                              2,838              1,512
                                                                                      ---------           --------

                                                                                      $ 418,851          $ 375,100
                                                                                      =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                                 $ 198,158          $ 201,157
    Notes payable                                                                         3,184                 15
    Accounts payable and accrued liabilities:
       Affiliates                                                                            55                 86
       Other                                                                              3,426              2,597
    Dividends payable                                                                         -              4,685
    Other liabilities                                                                     5,411              2,662
                                                                                      ---------         ----------

                  Total liabilities                                                     210,234            211,202
                                                                                      ---------          ---------

Commitments and contingencies                                                                 -                  -

Stockholders' equity:

    Preferred stock, $.01 par value, 10,000,000 shares authorized                             -                  -
    Common stock, $.01 par value, 100,000,000 shares authorized,
       13,114,892 and 10,883,570 shares issued and outstanding
       in 1995 and 1994, respectively                                                       131                109
    Additional paid-in capital                                                          217,682            175,702
    Accumulated dividends in excess of net income                                        (9,196)           (11,913)
                                                                                      ---------          ---------

                  Total stockholders' equity                                            208,617            163,898
                                                                                      ---------          ---------

                                                                                      $ 418,851         $  375,100
                                                                                      =========          =========

                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                             -----------------------       -----------------------
                                               1995           1994           1995           1994
                                             --------       --------       --------       --------
Revenue:
    Base rent                                $ 12,369       $  9,980       $ 37,120       $ 28,228
    Percentage rent                               147             78            239            187
    Expense reimbursements                      1,005            591          2,569          1,504
                                             --------       --------       --------       --------

       Total revenue                           13,521         10,649         39,928         29,919
                                             --------       --------       --------       --------

Operating expenses:
    Master lease                                  948              -          3,834              -
    Property taxes                                832            515          2,083          1,303
    Repairs and maintenance                       494            253          1,286            686
    Utilities                                     233            250            523            558
    Other property expenses                       604            294          1,473            634
    General and administrative expenses           428            473          1,470          1,939
                                             --------       --------       --------       --------

       Total operating expenses                 3,539          1,785         10,669          5,120
                                             --------       --------       --------       --------

       Operating income                         9,982          8,864         29,259         24,799

Other income (expense):
    Interest expense                           (4,604)        (3,779)       (14,038)       (10,144)
    Depreciation and amortization              (1,764)        (1,849)        (5,103)        (5,215)
    Interest and other income                   1,838            294          3,075            889
                                             ========       ========       ========       ========

       Income before real estate sales          5,452          3,530         13,193         10,329

Gain (loss) on sale of real estate                 82              7            (49)           (34)
                                             --------       --------       --------       --------

       Net income                            $  5,534       $  3,537       $ 13,144       $ 10,295
                                             ========       ========       ========       ========

Net income per common share                  $   0.43       $   0.33       $   1.12       $   0.95
                                             ========       ========       ========       ========


                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)

                                   ----------



                                                                                    ACCUMULATED
                                               COMMON STOCK           ADDITIONAL     DIVIDENDS          TOTAL
                                         -----------------------       PAID-IN     IN EXCESS OF     STOCKHOLDERS'
                                         NUMBER           AMOUNT       CAPITAL      NET INCOME         EQUITY
                                         ------           ------      ----------   ------------     -------------
NINE MONTHS ENDED SEPTEMBER 30, 1995:


Balance at January 1, 1995             10,883,570         $ 109       $ 175,702      $ (11,913)       $  163,898
Issuance of new shares of
     common stock                       2,231,322            22          44,603              -            44,625
Selling expenses                                -             -          (2,623)             -            (2,623)
Net income                                      -             -               -         13,144            13,144
Dividends declared                              -             -               -        (10,427)          (10,427)
                                       ----------         -----       ---------      ---------        ----------

Balance at September 30, 1995          13,114,892         $ 131       $ 217,682      $  (9,196)       $  208,617
                                       ==========         =====       =========      =========        ==========


NINE MONTHS ENDED SEPTEMBER 30, 1994:


Balance at January 1, 1994             10,465,643         $ 105       $ 168,962      $  (7,105)       $  161,962

Issuance of new shares of
     common stock                         462,414             4           7,505              -             7,509
Selling expenses                                -             -             (36)             -               (36)
Net income                                      -             -               -         10,295            10,295
Dividends declared                              -             -               -        (13,919)          (13,919)
                                       ----------         -----       ---------      ---------        ----------

Balance at September 30, 1994          10,928,057         $ 109       $ 176,431      $ (10,729)       $  165,811
                                       ==========         =====       =========      =========        ==========


                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  -------------------------
                                                                      1995           1994
                                                                  -----------     ---------
Cash flows from operating activities:
   Net income                                                      $ 13,144       $  10,295
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                                 5,101           4,447
         Amortization                                                     3             768
         Amortized loan costs and leasing commissions                 2,230             768
         Loss on sale of real estate                                     49              34
         Provision for bad debts, net of accounts written off           230             (61)
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Accounts receivable                                      (1,152)          1,878
            Other assets                                             (1,249)           (228)
          Increase (decrease) in liabilities:
            Accounts payable                                            798            (104)
            Other liabilities                                         2,749              38
                                                                   --------       ---------

               Net cash provided by operating activities             21,903          17,835
                                                                   --------       ---------

Cash flows from investing activities:
   Real estate acquisitions and building improvements               (21,387)        (54,142)
   Advances for notes receivable                                    (29,409)         (8,953)
   Principal payments on notes receivable                            14,206           5,990
   Escrow deposits paid                                              (6,736)         (6,445)
   Escrow deposits collected                                          4,725           5,569
   Proceeds from real estate sales                                    9,672           1,689
   Other                                                               (315)           (255)
                                                                   --------       ---------

               Net cash used in investing activities                (29,244)        (56,547)
                                                                   --------       ---------

Cash flows from financing activities:
   Issuance of common stock                                          43,707             883
   Selling and offering costs                                        (2,623)            (36)
   Dividends paid                                                   (15,112)        (13,542)
   Proceeds from notes payable                                       21,409         109,574
   Payments of mortgages and notes payable                          (39,027)        (49,665)
   Loan costs paid                                                     (749)         (5,684)
                                                                   --------       ---------

               Net cash provided by financing activities              7,605          41,530
                                                                   --------       ---------

               Net increase in cash                                     264           2,818

Cash at January 1                                                     4,131           5,376
                                                                   --------       ---------

Cash at September 30                                               $  4,395       $   8,194
                                                                   ========       =========

                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the periods ended September 30, 1994 and at December 31, 1994 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1994 Annual Report on Form 10-K.

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

      EMFC and ECC were created to facilitate separate financing for a group of properties as described in Note 7. Of total assets at September 30, 1995, approximately $160,396,000 were in these subsidiaries.

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

                                   ----------



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      INTEREST RATE PROTECTION AGREEMENTS

      The Company has entered into two interest rate protection agreements with an interest rate cap provider for the REMIC loans (see Note 7). The Company paid approximately $2,114,000 for the agreements which limit the Company's maximum all inclusive interest rate exposure to 8.5%. The cost of the agreements is being amortized over the 84 month term of the loans.

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

      LEASE TERMINATION FEES

      Revenue recognition of fees received for lease terminations are deferred and amortized using the straight-line method over the estimated time to obtain a new lease on the related property, or until the property is sold, whichever comes first.

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

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      NET INCOME PER COMMON SHARE

      Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options and warrants which would have a dilutive effect. The weighted average shares outstanding for the nine months ended September 30, 1995 and 1994 were 11,684,018 and 10,875,696 respectively.

2.    REGISTRATION STATEMENT:

      In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants for general corporate purposes.

      The Company issued from the shelf 2,140,000 shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of approximately $40,500,000 from the offering were used to pay off debt, purchase properties, and to make loans to facilitate the development of certain properties (see Note 13).

3.    REAL ESTATE ACQUISITIONS AND SALES:

      In the nine months ended September 30, 1995, the Company acquired, in separate transactions, seven shopping centers in North Carolina. The total cost of the seven properties was approximately $37,977,000 of which the Company assumed $17,800,000 in debt. In October 1995, the Company purchased a property in South Carolina for approximately $3,300,000 and assumed $2,500,000 of debt as part of the purchase. Also in October 1995, four properties were contributed to Excel Realty Partners, L.P. (see Note
      9).

      The Company sold six single tenant properties in the nine month period ended September 30, 1995 for a total net sales price of $9,672,000. A net loss of $49,000 was recognized on these sales.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



4.    MASTER LEASE AND OPTION AGREEMENT:

      In January 1995, the Company entered into master lease and option agreements to purchase eleven shopping centers in North Carolina. The master leases require the payment equal to eight percent of the lessor/sellers equity in the properties and give the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company receives all cash flow, if any, in excess of the master lease payments. Each master lease has a term of five years. The option agreements give the Company the option to purchase the properties through February 1, 1996. Through September 1995, the Company has purchased seven of the properties (see Note 3) and anticipates acquiring three of the remaining four properties. The estimated purchase price on these three properties is approximately $33,000,000. These properties have existing mortgages of approximately $22,000,000. Upon exercise of the option agreements, the Company receives the benefit of all principal amortization occurring from January 1, 1995 until the time of purchase which reduces the purchase price of the properties. Principal amortization of $375,000 was credited to the Company on the seven properties purchased.

      At September 30, 1995, the Company has on deposit in an escrow account $3,026,000 related to the above option agreements. These funds will be returned as the remaining three properties are purchased. Deposits of $2,000,000 may be forfeited if certain properties are not purchased within the time specified by the option agreements.

5.    STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE (IN THOUSANDS):

      The amounts paid for interest during the nine months ended September 30, 1995 and 1994 were $12,301 and $9,549, respectively. No income taxes were paid in either period.

      The Company acquired real estate properties and interests in partnerships, without the use of cash, for the nine months ended September 30, 1995 and 1994 as summarized below:

                                                            1995         1994
                                                          -------      -------
Mortgage notes payable and other liabilities assumed      $17,788      $21,943
Common stock issued                                           918        6,626
                                                          -------      -------

      Net real estate purchased without cash              $18,706      $28,569
                                                          =======      =======

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



6.    NOTES RECEIVABLE (IN THOUSANDS):

      The Company had the following notes receivable at September 30, 1995 and December 31, 1994:

                                                                                           1995             1994
                                                                                         --------         --------
      Notes from affiliates, interest at 14% per annum, collateralized
      by real estate.  Due upon demand (see Note 13).                                    $ 15,355         $      -

      Notes from development companies, interest from 10% to 14%
      per annum.  Maturity dates vary from the completion of
      certain properties or earlier, to January 1996.                                       8,164            8,306

      Other                                                                                   783              793
                                                                                         --------          -------

               Total notes receivable                                                    $ 24,302          $ 9,099
                                                                                         ========          =======

7.    MORTGAGES PAYABLE (IN THOUSANDS):

      The Company had the following mortgages payable at September 30, 1995 and December 31, 1994:

                                                                                         1995          1994
                                                                                       --------      --------
      Mortgage notes at 6.6615% to 10%, payable in installments through 2018
           (monthly payments at September 30, 1995 of $1,772):

               Pass through certificates/bonds:
                 Public (see below)                                                    $ 78,667      $ 96,486
                 Private                                                                 30,235        31,187
               Insurance companies                                                       70,942        68,622
               Banks                                                                     15,366         1,914
               Other                                                                      2,948         2,948
                                                                                       --------      --------

                    Total mortgages payable                                            $198,158      $201,157
                                                                                       ========      ========

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


7.    MORTGAGES PAYABLE (IN THOUSANDS), CONTINUED:

      In March 1994, EMFC and ECC completed a securitized mortgage financing known as a Real Estate Mortgage Investment Conduit (a "REMIC"). Pursuant to this transaction, ECC issued and sold publicly, in an underwritten offering, $100,000 aggregate principal amount of its Commercial Mortgage Pass-Through Certificates. The Class A certificates ($45,667 at September 30, 1995) were rated AAA and the Class B certificates ($33,000 at September 30, 1995) were rated AA by Fitch Investors Services, Inc. and Duff and Phelps Credit Rating Co. The Certificates bear interest at a variable rate equal to one-month LIBOR plus 60 basis points (6.6615% at September 30, 1995 for the Class A Certificates) and one-month LIBOR plus 80 basis points (6.8615% at September 30, 1995 for the Class B Certificates), and mature on February 27, 2001. To protect against future increases in interest rates, ECC entered into interest rate protection agreements with an interest rate cap provider which limits ECC's maximum all-inclusive interest rate exposure to 8.5%. The Certificates are fully prepayable at any time without penalty. At September 30, 1995, the Certificates were collateralized by 52 retail and commercial properties which are owned by EMFC.

      The principal payments required to be made on mortgages payable over the next five years are as follows:

            YEAR
            ----
            1995, remaining three months                      $   1,462
            1996                                                  8,997
            1997                                                  6,248
            1998                                                  9,091
            1999                                                 26,694
            Thereafter                                          145,666
                                                              ---------
                                                              $ 198,158
                                                              =========

      Mortgages of $60,801 are fully amortizing with no balloon payments with the final monthly payments coming between the years 2004 and 2018.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


8.    NOTES PAYABLE (IN THOUSANDS):

      The Company had the following notes payable at September 30, 1995 and December 31, 1994:

                                                                                            1995               1994
                                                                                          -------            -------
      $4,000 line of credit payable to a financial institution,
      interest at the lender's base rate plus 1.25% (8.91% at
      September 30, 1995), Collateralized by certain notes
      receivable.  Due September 1996.                                                    $ 3,179             $  -

      Other                                                                                     5               15
                                                                                          -------             ----

               Total notes payable                                                        $ 3,184             $ 15
                                                                                          =======             ====

      The Company has a loan agreement whereby a bank has committed to provide a revolving credit facility of up to $25,000 at a rate of LIBOR plus 2% (the actual amount available is dependent on compliance with certain covenants). In October 1995, the Company borrowed $10,040 related to Excel Realty Partners, L.P. (see Note 9) and to fund other operating costs. The Company also has a $1,000 unsecured revolving bank line of credit, all of which is available at September 30, 1995.

9.    COMMITMENTS AND CONTINGENCIES:

      In April 1995, the Company formed a Delaware Limited partnership, Excel Realty Partners, L.P. ("ERP") to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership up to 25 shopping centers in the southeastern United States. The Company anticipates that a minimum of 14 of these properties will be contributed to ERP. In October, four real estate properties with a value of approximately $22,600,000, net of outstanding mortgages payable of $15,700,000, were contributed to ERP for limited partnership units of approximately $4,000,000 and cash of approximately $2,900,000. ERP also repaid $1,700,000 of the mortgages payable upon closing. The cash used in the transactions was funded by the Company in exchange for notes from ERP and general partnership contributions to ERP.

10.   DIVIDENDS:

      In April 1995, the Company adopted a policy of declaring dividends to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1995, dividends of $0.43 per share were declared on March 31 and paid on April 15; dividends of $0.445 per share were declared on July 1 and paid on July 15; and dividends of $0.445 per share were declared on October 1 and paid on October 15 . Total dividends of $5,836,000 were paid in October 1995. Dividends of $0.415, $0.43, and $0.43 per share were declared for each quarter for the nine months ended September 30, 1994, respectively.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned at September 30, 1995 (not including properties that are being master leased) and subject to noncancelable operating leases is as follows:

               YEAR
               ----
               1995, remaining three months                          $ 10,560
               1996                                                    41,069
               1997                                                    39,422
               1998                                                    37,046
               1999                                                    34,754
               Thereafter                                             314,443

12.   LEASE TERMINATION FEES

      In July 1995, the Company received $3,535,000 in lease termination fees related to three single tenant properties. The Company is presently negotiating the sale of these properties. For the nine months ended September 30, 1995, the Company recognized approximately $1,041,000 in rental revenue from lease termination fees, including single amounts of $300,000 in March 1995 and $242,000 in September 1995 related to two properties that were leased to new tenants. The Company has $3,565,000 of deferred income remaining related to lease termination fees at September 30, 1995.

13.   RELATED PARTY TRANSACTIONS:

      In April 1995, ERT Development Corporation ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the after-tax profits, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. At September 30, 1995, the Company had $15,355,000 in notes receivable outstanding from EDV with interest at 14%. Total interest income for the nine months ended September 30, 1995 recognized from EDV was approximately $1,109,000. In the third quarter of 1995, the Company also recognized as income $344,000 in development fees from EDV.

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

The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's on-going operations. The Company's issuance of common shares, use of the Company's existing credit facilities, and long-term mortgage financing have been the principal sources of capital required to fund its property acquisitions. In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with what it believes to be an appropriate debt level with respect to prudent interest coverage ratios. In April 1995, the Company increased its quarterly dividends from $0.43 per share to $0.445 per share. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of dividends in accordance with REIT requirements in both the short and long-term.

In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants for general corporate purposes. In 1995, the Company issued from the shelf 2,140,000 shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of $40,500,000 from the offering were used to repay an existing loan agreement, purchase properties, and make loans to ERT Development Company (see below) and other development companies for the purpose of taking advantage of short-term development opportunities.

The Company has a loan agreement whereby a bank has committed to loan the Company up to $25,000,000 at a rate of LIBOR plus 2% in a secured revolving credit facility. The actual amount available to the Company is dependent on certain covenants such as the aggregate value of unencumbered properties and meeting certain debt service ratios. In October 1995, the Company borrowed $10,040,000 under this agreement, primarily to loan money to Excel Realty Partners, L.P. (as described below) and to fund other operating costs. The Company has received a letter of intent from the bank to convert the credit facility to an unsecured line of $150,000,000, although there can be no assurance that this change will occur. Additionally, the Company has a line of credit of $4,000,000 collateralized by certain notes receivables, of which $821,000 was available at November 7, 1995. Finally, the Company has a unsecured revolving $1,000,000 line of credit, all of which is available as of November 7, 1995.

In January 1995, The Company entered into master lease and option agreements to purchase eleven shopping centers in North Carolina. The master leases require payment equal to eight percent of the lessor/seller's equity in the properties and give the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company receives all cash flow, if any, in excess of the payments required to be made to the lessor/seller. Each master lease has a term of five years. The option agreements give the Company the option to purchase each property through February 1, 1996. Through September 30, 1995, the Company has purchased seven of the properties and anticipates acquiring three of the remaining four properties. The estimated purchase price on the three properties is approximately $33,000,000. At September 30, 1995, the Company has on deposit in an escrow account $3,026,000 related to the option agreements. These funds will be returned as the properties are purchased. Deposits of $2,000,000 may be forfeited if certain of the properties are not purchased within the time specified by the option agreement.

 In April 1995, the Company formed a Delaware Limited partnership, Excel Realty Partners, L.P. ("ERP") to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement with a developer unaffiliated with the Company, whereby the developer will contribute up to 25 shopping centers (see below) in the southeastern United States. The agreement calls for the developer to contribute the properties to ERP for limited partnership units and cash. The units will be exchangeable into common shares of the Company at prices of $21.50 and $20.70 per share. The partnership units priced at $21.50 will be exchangeable anytime after one year from closing and adjust to the existing market price of the common shares of the Company at the time of the exchange. The partnership units priced at $20.70 are exchangeable anytime after two years and do not adjust to the then existing market price, but exchange on a basis of one partnership unit for one common share of the Company. As part of the agreement, after the unit holders receive annual per unit distributions of $1.72 for the $21.50 units and $1.78 for the $20.70 units, the Company will be entitled to receive 99% of all income and gains, if any. ERP will assume the existing mortgages on the centers. In addition to its 99% share of profits, the Company will initially contribute cash for a 1% equity position in the limited partnership. All transactions are subject to the completion of property due diligence and one or more properties may be eliminated as result of such due diligence. In October 1995, four real estate properties were contributed to ERP by various unrelated limited partners. The value of the four properties was approximately $22,600,000. The partnership assumed approximately $15,700,000 in debt, issued limited partnership units of approximately $4,000,000, and paid approximately $2,900,000 in cash. ERP paid off $1,700,000 of indebtedness after properties were contributed to the partnership. ERP borrowed approximately $4,554,000 from the Company in notes payable to facilitate the cash requirements of the transactions. The Company anticipates that a minimum of ten additional properties will be contributed to ERP. The value of these ten properties is approximately $64,000,000 of which ERP would assume approximately $54,000,000 of existing indebtedness and pay $10,000,000 in a combination of cash and limited partnership units. It is anticipated that the cash requirements would be principally loaned to ERP by the Company. There is no assurance that all or any of such properties would be contributed.

In April 1995, ERT Development Corporation ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. The Company is to receive 95% of EDV's net income after income taxes are paid, if any, in the form of dividends. Additionally in 1995, EDV paid approximately $50,000 per month of the Company's general and administrative expenses that are now being shared by EDV. At September 30, 1995, the Company had $15,355,000 outstanding in notes receivable from EDV with interest at 14%. Total interest income for the nine months ended September 30, 1995 recognized from EDV was approximately $1,109,000. In the third quarter of 1995, the Company also recognized $344,000 in development fees from EDV.

In July 1995, the Company received $3,535,000 in lease termination fees related to three single tenant properties which are presently held for sale. In the nine months ended September 30, 1995, the Company recognized approximately $1,041,000 in rental revenue from lease termination fees, including single amounts of $300,000 in March 1995 and $242,000 in September 1995 when two properties were re-leased. The Company has $3,565,000 of deferred rental income remaining related to lease termination fees at September 30, 1995. The Company will recognize this amount as revenue over the estimated time to obtain new leases on each property, or until each property is sold, whichever comes first.

With the cash balance of $4,395,000, net accounts receivable of $2,365,000, and the available borrowing capacity from existing loan commitments mentioned above, at September 30, 1995 the Company had sufficient funds available to pay current obligations including accounts payable of $1,034,700, interest payable of $836,000, and the October 1995 dividend payment of $5,836,000.

The cash position of the Company at September 30, 1995 increased by a net $264,000 when compared to December 31, 1994. The change in cash was principally from the following which is not meant to be an all inclusive statement of cash flows:

Cash provided by financing activities amounted to $7,605,000. The net increase is primarily due to the Company's offering of common stock described above. Total cash received from stock issued was $43,707,000 less stock selling and offering costs of $2,623,000. Additionally, the Company received $21,409,000 from notes payable. Netted against these amounts are payments of mortgages and notes payable of $39,027,000 and dividends paid of $15,112,000.

Cash provided by operations amounted to $21,903,000, primarily related to net income of $13,144,000 and non-cash adjustments to net income of depreciation and amortization of $7,334,000. Additionally, other liabilities accounted for $2,749,000, primarily relating to deferred income from lease termination fees. Increases in accounts receivable of $1,152,000 and other assets of $1,249,000 are netted against the cash provided from operations.

Net cash decreased by $29,244,000 from investing activities. Of this amount, $29,409,000 was used to make loans to EDV and other development companies, $21,387,000 was used for real estate acquisitions and building improvements and $6,736,000 was paid in escrow deposits of which $4,000,000 related to the master lease and purchase option agreement described above. Netted against the cash used for investing activities are $14,206,000 received from payments on notes receivable, $9,672,000 obtained from the sale of six properties, and $4,725,000 in escrow deposits collected.

The Company has elected REIT status for federal income tax purposes and must distribute at least 95% of its taxable income to its stockholders in order to avoid federal income taxes. Although the Company receives most of its rental revenue on a monthly basis, it intends to make quarterly dividend payments. Amounts accumulated for dividends will be invested by the Company in short-term marketable instruments including deposits at commercial banks, money market accounts, certificates of deposit, U.S. government securities, commercial paper or other liquid investments (including GNMA, FNMA, and FHLMC mortgage-backed securities) as the Board of Directors deems appropriate.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1995 to the three months ended September 30, 1994.

Net income increased $1,997,000, or 56% to $5,534,000, $0.43 per share, for the three months ended September 30, 1995 from $3,538,000, $0.33 per share, for the same period in 1994. Dividends per share were $0.445 for the three months ended September 30, 1995 and $0.43 for the same period in 1994.

Almost all revenue and expense amounts have increased in the three months ended September 30, 1995 from the three months ended September 30, 1994 primarily due to the growth of the Company's real estate portfolio. As of January 1, 1995, the Company entered into master lease and option agreements to manage and/or purchase eleven shopping centers in North Carolina (the "North Carolina Properties") (see Liquidity and Capital Resources).

Total revenue increased $2,872,000 or 29%, to $13,521,000 for the three months ended September 30, 1995 from $10,649,000 for the three months ended September 30, 1994. The North Carolina Properties accounted for revenue of $2,270,000. Total expense reimbursements from tenants increased $414,000, due to increased property expenses. Additionally in 1995, the Company recognized $242,000 in rental revenue from a lease termination fee for a property that was subsequently re-leased. Netted against the increase in revenue were rents related to the termination of the master lease of the Galleria in Scottsdale,

Arizona which is currently held for sale. Prior to its termination on August 1, 1995, the master lease accounted for $80,000 in monthly rental revenue.

Total operating expenses increased $1,754,000 or 98%. Of this amount, master lease expense accounted for $948,000 and other expenses related to the North Carolina Properties accounted for $410,000. Increased expenses incurred by the Company related to the Galleria terminated master lease agreement amounted to $138,000. General and administrative expenses decreased by $45,000 in the 1995 third quarter despite the Company's additional properties. This is primarily due to the payment of expenses in the amount of approximately $50,000 per month by EDV.

Interest expense increased $825,000 or 22% from 1994 to $4,604,000 in 1995. In July 1995, the Company wrote off $195,000 of loan costs to interest expense related to a partial pay-off of the REMIC debt. Also, during the third quarter of 1995, the Company had $3,179,000 of outstanding debt from a line of credit. The remaining increase in interest expense is a change in the Company's debt type and the related higher interest rates. Although overall mortgage debt has not changed significantly from the prior year, the REMIC debt, which carries interest rates of 6.6615% to 6.6815% at September 30, 1995, is approximately $19,779,000 lower at September 30, 1995 than at September 30, 1994. The decrease in REMIC debt has been offset by an increase in other mortgage debt which carries interest rates between 8% to 10%.

Interest and other income increased $1,493,000 or 508% from 1994 primarily related to additional cash invested and additional loans made to EDV and other development companies. The Company had $24,302,000 in notes receivable at September 30, 1995 compared to $9,099,000 at September 30, 1994. Additionally, in September 30, 1995, the Company received fees of $360,000 for the development of two real estate projects.

Comparison of the nine months ended September 30, 1995 to the nine months ended September 30, 1994.

Net income increased $2,849,000, or 28% to $13,144,000, $1.12 per share, for the nine months ended September 30, 1995 from $10,295,000, $0.95 per share, for the same period a year ago. Dividends per share decreased to $0.88 for the nine months ended September 30, 1995 from $1.28 for the same period in 1994. The decrease in dividends related to a change in the Company's dividend policy. In April 1995, the Company changed its record date from the last day of each quarter, to the first day of the following quarter. As such, dividends of $0.445 per share, were declared on July 1 and October 1, 1995 instead of June 30 and September 30, 1995. Had the Company not changed its record date, dividends per share for the nine months ended September 30, 1995 would have been $1.32.

Almost all revenue and expense amounts have increased in the nine months ended September 30, 1995 from the nine months ended September 30, 1994 primarily due to the growth of the Company's real estate portfolio. As previously noted, on January 1, 1995, the Company entered into master lease and option agreements to manage and/or purchase the North Carolina Properties. Additionally, the Company acquired nineteen properties in 1994 for which a full year's operations were incurred in 1995. Twelve of the properties were shopping centers that on average, have greater rents than the six single tenant properties sold in 1995 and the six single tenant properties sold in 1994.

Total revenue increased $10,009,000 or 33%, to $39,928,000 for the nine months ended September 30, 1995 from $29,919,000 for the nine months ended September 30, 1994. The North Carolina Properties accounted for revenue of $6,569,000. Also, expense reimbursements from tenants increased $1,065,000 due to an overall increase in property related expenses.

Total operating expenses increased $5,549,000 or 108%. Of this amount, the master lease expense accounted for $3,834,000 and other expenses related to the North Carolina Properties accounted for $988,000. General and administrative expenses decreased by $469,000 in the first three quarters of 1995. This was primarily due to the payment of bonuses by the Board of Directors to the executive officers of the Company in the amount of $328,000 in the first quarter of 1994. A similar expense was not incurred in the first quarter of 1995 as bonuses were accrued for at December 31, 1994. Additionally, expenses of approximately $450,000 were paid by EDV for the first nine months of 1995. Overall, the other operating expenses increases were due to the growth of the Company.

Depreciation expense for the nine months ended September 30, 1995 was $5,101,000 compared to $4,447,000 for the nine months ended September 30, 1994, a $654,000 or 15% increase. The increase is primarily due to a full period of depreciation in 1995 on properties acquired in the first three quarters of 1994 and the seven North Carolina properties purchased in 1995. Amortization expense of $768,000 in 1994 was primarily due to a management contract which was fully amortized in 1994. Amortization expense in 1995 was $3,000.

Interest expense increased $3,894,000 or 38% from 1994 to $14,038,000 in 1995. The increase is primarily attributable to additional outstanding debt during the period. During 1995, the Company paid interest on a bank loan of which $18,230,000 was outstanding before being repaid in June. Also, in March 1994, the Company received $100 million in a securitized mortgage financing known as a Real Estate Mortgage Investment Conduit (a "REMIC"). The REMIC financing replaced approximately $42,000,000 of higher interest rate debt. The remaining proceeds were mostly used to purchase additional properties. As such, in addition to the increased debt during 1995, interest expense for the first nine months of 1995 was incurred on the REMIC debt for the full period compared to six and half months in the first three quarters of 1994.

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

Kmart Corporation ("Kmart") is the Company's largest tenant in terms of base rental revenues with 19 properties comprising approximately 14% of the Company's annualized base rental income. The Company has nine Kmart stores that are anchors in shopping centers where the Company owns the entire center. Rental income from stores in these shopping centers comprise approximately 8.6% of the total annualized base rent that is received by the Company. Kmart is one of the largest retailers in the world based on sales volume. Kmart has experienced flat or declining earnings in recent periods and has from time to time announced plans to close some of its existing stores. The Company owns six stores that have been closed by Kmart, one of which was immediately subleased by

Kmart. In July 1995, the Company received $3,535,000 in lease termination fees from Kmart related to three closed stores. Additionally, negotiations are in process for termination fees on the two other stores for which Kmart is continuing to make lease payments. All six of these stores are single tenant properties and do not anchor a Company owned shopping center. The Company is currently in negotiations to sell or re-lease five stores. Because of the lease termination fees received and the continued lease payments from Kmart, the Company did not experience any lost rental income in 1995. Should Kmart in the future announce additional store closures, the Company believes Kmart would continue to pay rent for the term of the leases unless a lease termination fee is paid. The Company believes that the properties could be sold or re-leased if needed.

FUNDS FROM OPERATIONS

The Company calculates funds from operations ("FFO") as net income plus depreciation, amortization, amortized loan and leasing commission costs and loan costs written off, less gains on sales of real estate. The Company believes that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The Company generated FFO of $7,797,000 or $0.60 per share for the three months ended September 30, 1995 which compared to FFO of $5,675,000 or $0.52 per share for the three month period ended September 30, 1994. The following information is included to show the items included in the Company's funds from operations for the three months ended September 30, 1995 and 1994 (in thousands except per share amounts):

                                                                1995         1994
                                                              -------       -------
Net income                                                    $ 5,537       $ 3,538
Depreciation:
  Buildings                                                     1,612         1,502
  Tenant improvements                                             131            71
Amortization (1):
  Management contract                                            --             255
  Organization costs                                                1             1
  Leasing commissions                                              71            41
Loan costs written off                                            195          --
Gain on sale of buildings                                         (81)           (7)
                                                              -------       -------
Funds from operations - revised definition (2)                  7,466         5,401
  Loan cost amortization (1)                                      310           255
  Depreciation on furniture,
    equipment, and vehicles                                        21            19
                                                              -------       -------
Funds from operations                                         $ 7,797       $ 5,675
                                                              =======       =======

Funds from operations per share                               $  0.60       $  0.52
                                                              =======       =======

Other Information:
  Leasing commissions paid                                    $    22       $    75
  Tenant improvements paid                                         93           261
  Building improvements paid (Parking lots, roofs, etc.)          350           137

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

(2) Beginning in 1996, the Company will revise its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under this revised definition of FFO, the per share amounts would have been $0.57 and $0.50 for the three months ended September 30, 1995 and 1994, respectively.

PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since no events occurred with respect to these items.

Item 5.  Other Information.

The Company is the 1% general partner of Excel Realty Partners, L.P. ("ERP"). In October 1995, four properties were contributed to ERP by unaffiliated limited partners for cash and limited partner units. This transaction is described in the Management's Discussion and Analysis of Financial Conditions and Results of Operations. Also in October 1995, the Company acquired one shopping center, and in the three months ended September 1995, the Company sold one single tenant property in addition to receiving $3,535,000 in lease termination fees on three properties. These transactions are described in Notes 3 and 12 to the financial statements.

Item 6 has been omitted since no events occurred with respect to this item.

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 7, 1995


EXCEL REALTY TRUST, INC.
------------------------
(Registrant)



By:/s/ Gary B. Sabin
   -----------------------------------------------
       Gary B. Sabin,  President


By:/s/ David A. Lund
   -----------------------------------------------
       David A. Lund,  Principal Financial Officer