Form 10-K405
period 1995-12-31
EXCEL REALTY TRUST INC
filed 1996-03-13
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    FORM 10-K
                   Annual Report Under Sections 13 Or 15(d) Of
                       The Securities Exchange Act of 1934

For The Fiscal Year Ended                            Commission File Number:
  DECEMBER 31, 1995                                          1-12244

                            EXCEL REALTY TRUST, INC.
             (Exact Name of Registrant, As Specified In Its Charter)

            MARYLAND                                    33-0160389
(State Or Other Jurisdiction Of             (IRS Employer Identification Number)
Incorporation Or Organization)

           16955 VIA DEL CAMPO, SUITE 110, SAN DIEGO, CALIFORNIA 92127
                    (Address Of Principal Executive Offices)

               Registrant's Telephone Number, Including Area Code:
                                 (619) 485-9400

           Securities Registered Pursuant To Section 12(b) Of The Act:

         Title of Each Class                           Name of Each Exchange
         Common Stock, $0.01                            on which Registered
         Par Value Per Share                           New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) Of The Act:
                    WARRANTS FOR THE PURCHASE OF COMMON STOCK
                                (Title Of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates: $230,005,241 as of March 7, 1996 based on the $19.00 closing price of the NYSE.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

         Class                                      Outstanding At March 7, 1996
         COMMON STOCK $0.01 PAR VALUE PER SHARE             13,233,805

Documents incorporated by reference: Portions of the Proxy Statement for the 1996 Annual Meeting of the stockholders of the Registrant to be filed subsequently with the Commission, are incorporated by reference into part III of this report.

                            EXCEL REALTY TRUST, INC.
                                     PART I

ITEM 1.  BUSINESS

General.

Excel Realty Trust, Inc. (the "Company") was incorporated under the laws of California in 1985 and reincorporated as a Maryland corporation in 1993. The Company is a self-administered, self-managed equity real estate investment trust ("REIT") which owns and manages neighborhood and community shopping centers and other retail and commercial properties primarily leased on a long-term basis to major retail companies. The terms of such leases typically provide that the tenant is responsible for costs and expenses associated with the ongoing maintenance of the property. The majority of the single tenant property leases also require that tenants pay for structural repairs and maintenance. At December 31, 1995, the Company owned 109 operating properties and managed 3 additional operating properties under master lease agreements. The 112 properties are located in 27 states as outlined in Item 2.

The Company has operated and intends to operate in a manner to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. In order to maintain qualification as a REIT, the Company must distribute at least 95% of its real estate investment trust taxable income and meet certain other asset and income tests. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Additionally, ownership of the shares of common stock of the Company, directly or constructively, by any single person is limited, by the Company, to 9.8% of the total number of outstanding shares, subject to certain exceptions. Any purported ownership in excess of such limit will be void ab initio.

As of March 7, 1996, the Company employed 53 persons. Its executive offices are located at 16955 Via Del Campo, Suite 110, San Diego, California 92127 and its telephone number is (619) 485-9400.

Properties

The Company emphasizes investments in retail and commercial properties where a substantial majority of gross leasable area ("GLA") is subject to long-term net leases to national or regional tenants. The properties consist of three primary types: (i) multi-tenant retail properties (the "Shopping Centers"); (ii) single tenant net leased retail properties (the "Single Tenant Properties"); and (iii) commercial properties and office buildings (the "Commercial Properties"). At December 31, 1995, the Company and its subsidiaries owned (i) 38 Shopping Centers (three of which were master leased) which accounted for approximately 61% of the Company's scheduled annualized base rent ("ABR") at December 31, 1995; (ii) 71 Single Tenant Properties which accounted for approximately 38% of the Company's ABR at December 31, 1995; and (iii) 3 Commercial Properties which accounted for approximately 1% of the Company's ABR at December 31, 1995. These 112 properties total approximately 7.4 million square feet of GLA, of which the Shopping Centers, Single Tenant Properties, and Commercial Properties comprise approximately 60%, 39%, and 1% respectively.

During 1995, the Company purchased 10 properties for a total purchase price of approximately $48 million. All ten properties were Shopping Centers. At December 31, 1995, the Company operated an additional three Shopping Centers under master lease agreements. These three properties were purchased and the master lease agreements terminated in January and February of 1996. Also during 1995, the Company sold nine Single Tenant Properties and one Commercial Property for net sales proceeds of $29 million.

Strategy and Philosophy

The following is a brief discussion of the Company's current strategies and policies concerning acquisitions, management, dispositions, investments, finances and operations, and certain support practices. The Company may, however, from time to time, alter or change one or more of these strategies or its policies in these areas. There can be no assurance that the Company's strategies will be successful.

In general, the Company's policies and strategies are determined by the Board of Directors and implemented by its executive officers. Certain policies and objectives of the Company are subject to restrictions set forth in the Company's bylaws which may not be altered without the majority vote of the directors, including the Independent Directors, and by the Company's shareholders. The Company's objectives are to acquire, own, and manage a portfolio of commercial retail properties that will provide cash for quarterly distributions to stockholders, while protecting investor capital and providing potential for capital appreciation.

Aggressive Management - The Company aggressively manages its properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally recognized anchor tenants. In addition, the Company emphasizes monitoring of the physical condition of the properties and the financial condition of the tenants. Over time, the Company will seek to increase cash flow and portfolio value primarily through contractual rent increases during the terms of its leases, reletting of existing space at higher rents, expansion of existing properties and the minimization of overhead and operating costs.

Acquisition of Properties - The Company intends to continue its portfolio focus on retail properties with predictable cash flow and growth potential. The Company seeks to expand its portfolio by acquiring well-located neighborhood and community shopping centers and other retail properties with comparable rents. In addition, the Company seeks to acquire properties with tenants that have a national or regional presence and an established credit quality. The Company intends to continue to concentrate its property acquisitions in the southwestern and southeastern United States, where a majority of its current properties are located. Management believes that such emphasis will allow the Company to utilize its current property management and maintenance personnel in these areas. The Company may, however, acquire properties in other areas of the United States. Additionally, the Company intends to continue to evaluate its property type mix and may purchase from time to time other properties that the Company believes will meet its objectives. Such properties may include power centers, which are anchored by multiple major retail tenants, or other types of properties which management believes will meet the Company's objectives. Occasionally, the Company may acquire certain "opportunity" properties which may be either retail or non-retail, but are well located and present significant appreciation potential when combined with the Company's aggressive style of management. These are typically properties which are purchased at a great discount to their replacement cost.

Acquisitions through Partnerships - The Company may from time to time acquire properties from unaffiliated property owners by forming partnerships and exchanging limited partnership units in such partnerships for the property owners' equity in the acquired properties. Such partnership units are generally exchangeable for shares of common stock under certain circumstances. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax deferred transactions. In 1994, the Company acquired six properties through a single partnership using the foregoing structure. In 1995, the Company formed a second partnership, Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership, to facilitate the acquisition of five properties and additional potential acquisitions in the southeastern United States (see "Recent Developments").

Ground Lease Developments - The Company may from time to time finance properties under development. In such circumstances, the Company generally requires that the developer of such property has previously obtained (i) all necessary entitlements allowing completion of the property, and (ii) signed leases from the principal tenant(s) who will occupy the property. Under this financing method, the Company purchases the undeveloped property and leases such property back to the developer, and upon completion, the Company has the option to purchase the development. The Company believes that this method of financing may give the Company opportunities to purchase developed properties at capitalization rates slightly above those which might otherwise be available after completion of development.

Disposition of Properties - The Company continually analyzes each asset in its portfolio and identifies those properties which can be sold (to the extent consistent with REIT qualification requirements) for optimal sales prices given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio and redeploy capital into newer properties or properties where its aggressive management techniques may maximize property values. The Company, however, holds its properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of the Company's business. If the Company were treated as holding properties for sale to customers in the ordinary course of its business, it would be subject to tax equal to 100% of its gain from each property sold (with no offset allowed for properties sold at a loss). In addition, if the gain recognized in any taxable year from certain asset dispositions were to exceed specified limits, such gain could cause the disqualification of the Company as a REIT. The Company intends to take appropriate measures before entering into any binding agreement to dispose of an asset to determine that such disposition will not result in the imposition of such tax on the Company and will not result in the disqualification of the Company as a REIT.

Financing - The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company may acquire properties subject to seller financing, existing loans secured by mortgages, deeds of trust or similar liens. The Company may obtain mortgage financing for properties it acquires and refinance its existing properties. (See "Recent Developments" for financing transactions completed in 1995).

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner of real estate generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or lease a property or to borrow using such real estate as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material in poor condition in the event of remodeling or renovation. Other statutes may require the removal of underground storage tanks that are out of service or out of compliance. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property, which could affect the financial reliability of the property.

The Company seeks to protect itself from environmental liabilities associated with properties it acquires in a number of ways. As part of its internal due diligence process, the Company undertakes environmental site assessments prior to purchasing a property. The Company will normally not purchase a property in the event these assessments reveal potential environmental liabilities. The Company may however, evaluate the risks and attempt to quantify the potential costs associated with such liabilities, and then make a determination of whether to acquire the property.

If the Company chooses to acquire the property, it will typically require the prospective seller/tenant to agree to remediate any environmental problems and may obtain a letter of credit or other security to provide adequate assurance to the Company that sufficient funds will be available to complete the work. The Company will continue to obtain environmental reports on all properties it seeks to acquire. Moreover, to protect itself against environmental liabilities that were not discovered during its pre-purchase investigations as well as those that were disclosed, the Company, in the purchase agreement and/or lease, will typically require the seller/tenant to indemnify the Company against any and all environmental liabilities arising from the property acquired.

Substantially all of the Company's properties have been subject to environmental reports (which typically involve inspection without soil sampling or ground water analysis) by independent environmental consultants. The environmental reports have not revealed any material environmental liability, except for the presence of certain asbestos-containing material at the Mesa, Arizona, Kmart property. Although the asbestos discovered is thought to present no immediate health hazard, its removal (at an estimated cost of $300,000 to $600,000) would likely be required prior to commencing any improvements on the property. The terms of the lease for such property require the tenant to assume the cost of any required environmental remediation, including the removal of asbestos. The Company is not aware of any other material environmental liability with respect to any of its properties.

No assurance can be given that the environmental studies that were performed at the properties would disclose all environmental liabilities thereon, that any prior owner thereof did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of its properties.

Principal Tenants

Wal-Mart Stores, Inc. ("Wal-Mart") is the Company's largest tenant in terms of both GLA and base rental revenues. Wal-Mart is the nation's largest retailer and operates over 2,000 discount department stores, over 400 warehouse clubs and four hypermarkets. Wal- Mart is listed on the New York Stock Exchange and as of December 31, 1995, had credit ratings of AA from Standard and Poor's Corporation ("Standard and Poor's") and Aa2 from Moody's Investor Services, Inc. ("Moody's").

Kmart Corporation ("Kmart") is the Company's second largest tenant in terms of both GLA and base rental revenues. Kmart's principal business is general merchandise retailing through a chain of discount department stores. It is one of the world's largest retailers based on sales volume. Kmart has experienced flat or declining earnings in recent periods, and had announced plans to eliminate a significant number of jobs and close certain of its existing stores. In January 1996, Moody's lowered its rating on Kmart's long-term debt to Ba2. Standard and Poor's rating on Kmart's long-term debt at December 31, 1995 was BB. Kmart has closed five stores that were leased from the Company. The Company negotiated receipt of lease termination fees on four of these properties, two of which were subsequently sold. The Company is currently in the process of re-leasing or selling the other two properties. Kmart has continued to make its lease payments on the fifth closed property. Should Kmart in the future announce additional store closures, the Company believes Kmart would continue its lease payments for the term of the leases unless a lease termination fee is negotiated, or the properties would be released at equal or greater rents.

The table below sets forth information concerning the five largest tenants of the Company and its subsidiaries at December 31, 1995:

                                                            Percent of                           Percent of
                                                             Company                            Company Total
                   Number                    Total GLA      Total GLA          Scheduled          Scheduled
Tenant             Leases                  Under Lease     Under Leases           ABR                ABR
------             ------                  -----------     ------------           ---                ---
                                          (in thousands)                     (in thousands)

Wal-Mart             18                       1,543           20.9%              $ 6,618            14.7%
Kmart                17                       1,373           18.6%                6,501            14.5%
Kroger               14                         504            6.8%                3,242             7.2%
Lucky                15                         484            6.6%                2,796             6.2%
Food Lion            11                         299            4.1%                1,669             3.7%
                     --                       -----           ----               -------            ----
                     75                       4,203           57.0%              $20,826            46.3%
                     ==                       =====           ====               =======            ====

Certain leases related to the tenants in the table have either been subleased or the leases relating thereto have been assigned to such party. Nevertheless, the original tenant under the lease remains responsible for payment of all rents and all other obligations due under such lease. An assignment of the lease would not affect the terms of the lease. Generally, all subtenants are currently required to pay the same rent to the tenant as the tenant is required to pay to the Company and have been subleased for a term that is approximately the same as the remaining term of the lease. In the event that the subtenant defaults under the sublease and vacates the property, or in the event that the term of the sublease expires earlier than the term of the lease, the property could remain unoccupied until a new subtenant is located. In any event, the original tenant will remain responsible for payment of all rents and all other obligations due under the lease for the full remaining term of the lease.

Recent Developments

In May 1995, the Company filed with the Securities and Exchange Commission a $250 million shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants. Subsequently in 1995, the Company issued from the shelf, 2.14 million shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of approximately $40.5 million from the offering were used to repay debt, purchase properties, and make loans to facilitate the development of certain properties.

In December 1995, the Company received a two-year unsecured revolving credit facility up to $150 million through December 1997 from a consortium of six banks (the "Credit Facility"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. Upon obtaining the Credit Facility, the Company borrowed $82.8 million, primarily to repay existing secured debt on 52 properties.. With the Company's unsecured real estate base at December 31, 1995, the Company had an additional $16 million available under the Credit Facility. The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.5% at December 31, 1995).

In January 1995, the Company entered into master lease and option agreements with respect to 11 shopping centers, containing approximately 1.4 million square feet of GLA, located in North Carolina. The master leases required the payment equal to eight percent of the lessor/sellers equity and gave the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company received all cash flow, if any, in excess of the master lease payments. The option agreements gave the Company the option to purchase the properties. In 1995, the Company purchased seven of the properties under the option agreements. The Company terminated the master lease and purchase option on one property on December 31, 1995. In January and February of 1996, the Company purchased the three remaining properties.

In April 1995, the Company formed a Delaware limited partnership, Excel Realty Partners, L.P. ("ERP") to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership several shopping centers located in the southeastern United States. The Company anticipates that a minimum of 13 properties will be contributed to ERP under this agreement. The contributing partners will receive partnership units which will be exchangeable into common shares of the Company at prices of $21.50 and $20.70 per share. The units priced at $21.50 will be exchangeable anytime after one year from closing and adjust to the existing market price, but exchange on a basis of one partnership unit for one common share of the Company. The units priced at $20.70 are exchangeable anytime after two years and do not adjust to the prevailing market price of the common stock. As part of the agreement, after the partners receive annual per unit distributions of $1.72 for the $21.50 units and $1.78 for the $20.70 units, the Company will be entitled to receive 99% of all remaining income and gains, if any. The Company is committed to make loans to ERP to pay partner distributions in the event ERP is unable to. In 1995, ERP's cash flows were sufficient to make the limited partner distributions. The Company has initially contributed cash for a 1% equity position in the partnership. In 1995, five real estate properties with a value of $28.5 million subject to outstanding mortgages of $18 million, were contributed to ERP for limited partnership units and cash. During 1995, the Company loaned ERP approximately $6 million to help facilitate these transactions. At December 31, 1995, the Company is committed to advance ERP an additional $2 million under existing credit agreements and may advance additional amounts in the future. The approximate value of the 8 additional properties scheduled to be contributed to the partnership is $57 million of which ERP would assume approximately $40 million of indebtedness and pay $17 million in a combination of cash and units. It is anticipated that the cash requirements would be principally loaned to ERP by the Company. There is no assurance that all or any of such properties will be contributed. In February 1996, one additional property was contributed to ERP. The Company primarily used existing cash deposits to make advances to ERP of approximately $1.5 million to facilitate this transaction.

In April 1995, ERT Development Corporation ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. At December 31, 1995, the Company had notes receivable outstanding to EDV of $12.6 million to facilitate certain transactions.

The Company is currently in the process of evaluating other potential property acquisitions and financing alternatives. The Company intends to continue to emphasize the acquisition of shopping centers and other retail properties under long-term lease to creditworthy national or regional tenants.

ITEM 2.  PROPERTIES

General.

At December 31, 1995, the Company and its subsidiaries owned or master leased 112 operating properties in 27 states, principally in the southwestern, midwestern and southeastern United States. Three of the properties were master leased and managed by the Company at December 31, 1995 and were purchased in January and February of 1996. The Company also purchased one additional shopping center in February 1996 located in Georgia. Additionally, the Company owns one real estate property located in Arizona which is held for sale and not included in the schedule on the next page.

Minimum base rental revenues and operating expense reimbursements accounted for approximately 99.5% of the Company's total revenues for the year ended December 31, 1995. The Company's management believes that the average base rent per square foot of the Company's existing leases are generally lower than the prevailing market rate base rents for new leases in the geographical regions where the Company operates, reflecting the potential for growth as leases renew.

At December 31, 1995, the Company owned a 100% interest in all of its properties except eight properties in which it owned an undivided 50% or greater equity interest. The Company's properties are either owned directly or through its wholly-owned subsidiaries, or through partnerships or joint ventures. Six of the properties with a net carrying value of $22,226,000 at December 31, 1995 are owned by E.H. Properties, L.P., in which the Company is the sole general partner and owns a 94.17% ownership and profit sharing percentage. The distribution of the consolidated GLA and scheduled consolidated annual gross rental income of the Company and its subsidiaries as of December 31, 1995 is as follows:

                                                                                                   Percent of
                   Number of                Total GLA       Percent of           Scheduled         Scheduled
State              Properties             (Square Feet)     Total GLA                ABR              ABR
-----              ----------             -------------     ---------                ---              ---
                                          (in thousands)                       (in thousands)
Alabama                 3                        94            1.2%             $    531             1.2%
Arizona                11                       791           10.7%                5,694            12.7%
Arkansas                2                       105            1.4%                  529             1.2%
California              3                        42            0.5%                  743             1.6%
Colorado                3                       157            2.1%                  628             1.4%
Florida                 6                       543            7.4%                3,461             7.7%
Georgia                 5                       472            6.4%                3,230             7.2%
Illinois                9                       397            5.4%                2,596             5.8%
Iowa                    3                       104            1.4%                  563             1.2%
Indiana                13                       490            6.6%                2,715             6.0%
Kentucky                4                       613            8.3%                3,741             8.3%
Louisiana               1                        41            0.6%                  229             0.5%
Michigan                3                       108            1.4%                  553             1.2%
Minnesota               2                        12            0.2%                  166             0.4%
Missouri                4                       189            2.6%                1,117             2.5%
Nebraska                3                        71            1.0%                  429             0.9%
New Jersey              1                        56            0.8%                  272             0.6%
North Carolina         12                     1,363           18.5%                8,153            18.1%
North Dakota            1                        56            0.8%                  295             0.7%
Ohio                    5                       450            6.1%                2,324             5.2%
Oklahoma                1                        46            0.6%                  280             0.6%
Pennsylvania            3                       180            2.5%                1,156             2.6%
South Carolina          3                       148            2.0%                1,169             2.6%
Tennessee               3                       293            4.0%                1,206             2.7%
Texas                   6                       301            4.1%                1,865             4.1%
Virginia                1                       193            2.6%                1,115             2.5%
Wisconsin               1                        59            0.8%                  218             0.5%
                      ---                    ------          -----              --------           -----
TOTALS                112                     7,374          100.0%             $ 44,978           100.0%
                      ===                    ======          =====              ========           =====

The Shopping Centers

At December 31, 1995, the Company and its subsidiaries owned 38 Shopping Centers. The Shopping Centers accounted for approximately 60% of the Company's GLA and approximately 61% of the Company's ABR at December 31, 1995. The Shopping Centers ranged in size from approximately 30,000 to 255,000 square feet. The Company intends to maintain its policy of acquiring shopping centers for long-term investment. The Company maintains an aggressive leasing program to enhance the income potential of each property. It also follows a schedule of regular physical maintenance with a view towards tenant expansion, renovations and refurbishing to preserve and increase the value of its properties. Renovations include upgrading of existing facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting.

The majority of the Shopping Centers are anchored by one or more national or regional retailers. The remaining space is generally subject to shorter-term net leases to smaller tenants. A substantial portion of the Company's income from Shopping Centers consists of rent received under long-term leases. Most of these leases provide for payment of fixed base rentals monthly in advance and for the payment by tenants of their pro-rata share of real estate taxes, insurance, utilities and common area maintenance of the shopping center. In general, the Company's Shopping Center leases require the Company to make roof and structural repairs as needed. However, certain of the tenant leases place that responsibility on the tenant. The Company's standard small store lease provides for roof repairs and exterior repairs to be reimbursed by the tenant as part of the common area maintenance.

The Single Tenant Properties

At December 31, 1995, the Company and its subsidiaries owned 71 Single Tenant Properties under long-term net leases to national or regional tenants. The GLA of these properties ranged in size from approximately 3,000 square feet to 126,000 square feet and accounted for approximately 39% of the Company's total GLA. At December 31, 1995, the Single Tenant Properties accounted for approximately 38% of the Company's ABR. With few exceptions, the tenants are required to pay all operating expenses including roof and structural repairs.

The Commercial Properties

At December 31, 1995, approximately 1% of the total GLA owned by the Company and its subsidiaries was attributable to the 3 Commercial Properties under long-term leases to single tenants or group of tenants. These properties accounted for approximately 1% of the ABR of the Company and its subsidiaries at December 31, 1995 and the GLA ranged in size from approximately 8,700 square feet to the 21,560 square foot office building which is the headquarters of the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol "XEL". As of March 7, 1996 there were approximately 1,654 record holders of the Company's common stock, plus those who hold their shares in street name. The Company has paid regular distributions since its commencement of operations in 1987 and intends to pay regular quarterly distributions in the future. Payment of distributions depends upon a number of factors (including primarily the Company's cash flow), and there can be no assurance that distributions will be paid. The following table sets forth the high and low sales price as reported by the New York Stock Exchange composite tape and the distributions declared each calendar quarter during 1995 and 1994 with respect to the Company's common stock:

                                                                               Distributions
     Quarter Ended                      High                 Low                 Declared
     -------------                      ----                 ---                 --------

     March 31, 1994                    22.250               18.125                0.415
     June 30, 1994                     20.875               19.500                0.430
     September 30, 1994                20.375               18.000                0.430
     December 31, 1994                 18.375               15.625                0.430

     March 31, 1995                    19.125               16.375                0.430
     June 30, 1995                     20.750               18.125                0.000  [a]
     September 30, 1995                20.125               19.000                0.445
     December 31, 1995                 21.125               18.250                0.445

[a] In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. In 1996, a distribution of $0.445 per share was declared on January 1 and paid on January 15.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31
                                          ---------------------------------------------------------------------
                                            1995            1994           1993            1992           1991
                                            ----            ----           ----            ----           ----
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

INCOME STATEMENT DATA

Total revenue                            $ 55,229        $ 41,014       $ 22,525       $  5,827        $ 2,472

Operating and G&A expenses                 15,470           7,278          5,049          2,749            882

Total revenue less operating
   and G&A expenses                        39,759          33,736         17,476          3,078          1,590

Depreciation and amortization               6,933           6,887          4,186            608            280

Interest expense                           22,458          14,190          9,360          2,218          1,340

Net income                                 18,192          13,796          3,232            454             65

Per share data:
   Net income                            $   1.51        $   1.27       $   0.55       $   0.41        $  0.11

   Distributions                             1.32[a]         1.71           1.42           1.14           1.02

Weighted average number of shares          12,084          10,883          5,878          1,110            615

BALANCE SHEET DATA

Net real estate                          $372,016        $349,255       $273,362       $112,971        $22,890

Total assets                              428,307         375,100        290,226        116,621         24,768

Mortgages payable                         123,813         201,157        113,487         89,442         14,582

Notes payable                              86,984              15          6,575          1,102             16

Stockholders' equity                      208,678         163,898        161,962         22,312          9,649


-------
[a] In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. In 1996, a distribution of $0.445 per share was declared on January 1 and paid on January 15. Had the Company not changed its distribution declaration date, the distributions would have been $1.77 in 1995.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Comparison of year ended December 31, 1995 to year ended December 31, 1994.

On January 1, 1995, the Company entered into master lease and option agreements to manage and/or purchase eleven shopping centers in North Carolina (the "North Carolina Properties"). During 1995, seven of these properties were purchased. Furthermore, the Company experienced a full year of operations on the 19 income producing properties acquired during 1994 and almost a full year of operations on one property sold in December 1995. In addition, the Company sold a total of nine single tenant properties and one office building in 1995.

Total revenue increased $14,215,000 or 35%, to $55,229,000 in 1995 from $41,014,000 in 1994 due to the acquisitions mentioned above. The North Carolina Properties accounted for $9,041,000 of this revenue. Additionally, approximately $3,855,000 of lease termination fees were recognized as base rents in 1995 compared to $988,000 in 1994. Two of the four properties the Company received lease termination fees for in 1995 were sold. The Company is in the process of selling or re-leasing the other two properties and is recognizing the fees as base rents over the estimated time the Company will take to sell or re-lease these properties at comparable rents. Expense reimbursements increased $1,562,000 related to the increase in property related expenses as noted below.

Total operating expenses increased $8,192,000, or 113%, to $15,470,000 in 1995 from $7,278,000 in 1994. Operating expenses increased as a percentage of total revenue to 28% in 1995 from 17% in 1994, primarily due to the master lease expenses. Master lease expenses accounted for $4,681,000 and other expenses related to the North Carolina Properties accounted for $1,141,000. General and administrative expenses increased by $210,000 but decreased as a percentage of total revenue from 6% in 1994 to 5% in 1995. General and administrative expenses in 1995 did not include $655,000 which were paid by EDV which commenced operations in 1995. Netted against this decrease in 1995 was an accrual for an estimated state tax liability of $380,000. In the prior year, the Company made an $80,000 accrual.

Interest expense increased from $14,190,000 in 1994 to $22,458,000 in 1995, or 58%. The increase is primarily attributable to additional outstanding debt and loan costs written-off during 1995. In December 1995, upon obtaining a new credit facility, the Company repaid its securitized mortgage financing known as a real estate mortgage investment conduit (the "REMIC") and a former bank line. The Company wrote-off loan costs of $2,806,000 related to the REMIC debt, and $254,000 related to the former bank line. Total loan costs written-off in 1995 including other REMIC debt repayments during the year amounted to $3,663,000. Additionally, the Company wrote-down its interest rate protection agreement by $790,000. Loan costs written off in 1994 and charged to interest expense in 1994 were $88,000. Finally, overall mortgages and notes payable increased. At December 31, 1995, mortgage and notes payable of $210,797,000 were $9,625,000 greater than the debt of $201,172,000 outstanding at December 31, 1994.

Depreciation expense for 1995 was $6,929,000 compared to $6,119,000 in 1994, or a 13% increase. The increase is primarily due to a full period of depreciation in 1995 on properties acquired in 1994, and the ten Shopping Centers acquired in 1995 which had greater carrying values than the properties sold during the year. Amortization expense decreased by $764,000 in 1995 due to a management contract which was fully amortized in 1994.

Interest and other income increased $2,896,000 or 233% from 1994 primarily related to additional cash invested and loans made to Excel Development Corporation and other development companies. The Company had $22,850,000 in notes receivable outstanding at December 31, 1995 compared to $9,099,000 outstanding at December 31, 1994.

The Company recognized a net gain of $3,683,000 on real estate sales in 1995 compared to a net loss of $108,000 in 1994. The gain was primarily associated with the sale of an office building in Arizona.

Net income increased $4,396,000, or 32%, to $18,192,000 ($1.51 per share) in
1995 from $13,796,000 ($1.27 per share) in 1994. Quarterly distributions per share increased from $0.43 to $0.445 in the third quarter of 1995.

Comparison of year ended December 31, 1994 to year ended December 31, 1993.

During 1994, the Company acquired 19 income producing properties. Additionally, the Company experienced a full year of operations on the 59 properties acquired in 1993 of which 54 were acquired in the second half of the year. Also, during 1993, the Company acquired all of the assets and liabilities of Excel Realty Advisors, Inc. ("ERA"), an affiliate of the Company, and terminated the advisory contract between ERA and the Company.

Total revenue increased $18,489,000 or 82%, to $41,014,000 in 1994 from $22,525,000 in 1993. The increase was due to the increase in the Company's property portfolio as mentioned above. Lease termination fees of $988,000 were recognized as rental income in 1994. No lease termination fees were recognized as income in 1993.

Total operating expenses increased $2,229,000, or 44%, to $7,278,000 in 1994 from $5,049,000 in 1993. Total operating expenses as a percentage of total revenue decreased from 22% in 1993 to 17% in 1994. This was primarily due to efficiencies gained in operations from the increase in the Company's portfolio. Included in the increase were general and administrative expenses of $709,000 which decreased as a percentage of total revenue from 8% to 6%. This decrease was also due to operational efficiencies gained from the increase in the property portfolio. Of the increase in general and administrative expenses, approximately $572,000 was attributable to salaries and wages. This increase was primarily due to the payment and accrual of 1993 and 1994 bonuses to the executive officers of the Company, and the hiring of additional personnel needed to manage the Company's growth. The increase in other property expenses was directly related to the increased property portfolio.

Interest expense increased 52% from $9,360,000 in 1993 to $14,190,000 in 1994. The increase was primarily due to new mortgage debt incurred in 1994. Total mortgage debt at December 31, 1994 was $201,157,000 or $87,670,000 higher than the mortgage debt of $113,487,000 at December 31, 1993. The REMIC notes during the year averaged approximately 5.6% while the mortgage debt which was replaced of approximately $39,800,000 carried interest at 6.5% to 10.25%.

Depreciation and amortization expense increased $2,701,000 due to the new properties acquired during 1994 and the recognition of a full year's depreciation on the 59 properties acquired during 1993. The acquisition costs of ERA, totaled approximately $1,655,000 and were charged to expense in 1993.

Net income increased $10,564,000, or 327%, to $13,796,000 ($1.27 per share) in
1994 from $3,232,000 ($0.55 per share) in 1993. Distributions per share increased from $1.42 in 1993 to $1.71 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common shares, use of the Company's credit facilities, and long-term mortgage financing have been the principal sources of capital required to fund its property acquisitions. In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with what it believes to be an appropriate debt level with respect to prudent interest coverage ratios. In April 1995, the Company increased its quarterly distributions from $0.43 per share to $0.445 per share. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and payment of distributions in both the short and long-term. During the year, property acquisitions were primarily funded through property sales and the proceeds from an equity offering.

In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants for general corporate purposes. In 1995, the company issued from the shelf 2,140,000 shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of approximately $40,500,000 from the offering were used to repay an existing loan agreement, purchase properties, and make loans to ERT Development Corporation (see below) and other development companies for the purpose of taking advantage of short-term development opportunities.

In December 1995, the Company received a two-year unsecured revolving credit facility for up to $150,000,000 through December 1997 from a consortium of six banks (the "Credit Facility"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. Upon obtaining the Credit Facility, the Company borrowed $82,800,000. The proceeds were used primarily to repay the outstanding debt of $76,000,000, to repay a former bank line, and to pay loan costs. With the Company's unsecured real estate base at December 31, 1995, the Company had an additional $16,000,000 available under the Credit Facility. The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.5% at December 31, 1995), while the REMIC carried interest rates of LIBOR + 0.6% to 0.8%, plus a servicing fee of 0.1865%. Although the REMIC debt carried lower interest rates than the Credit Facility, the Company believes that other capital resources may become accessible at lower costs with the increase in the Company's unsecured real estate portfolio. The Company also has a $4,000,000 line of credit due
September 1996 and an unsecured $1,000,000 revolving bank line. The amounts from these facilities were primarily used to loan funds to ERT Development Corporation (see results of operations). Approximately $800,000 in total is available under these two facilities at December 31, 1995. During the year, the Company also used other former loan agreements to make loans to ERP (see below) and fund other operating costs.

In April 1995, the Company formed a Delaware limited partnership, Excel Realty Partners, L.P. ("ERP") to own and manage certain real estate properties. At December 31, 1995, the Company is committed to advance ERP an additional $2,000,000 under existing credit agreements and may advance additional amounts in the future. Also, the Company is committed to make loans to ERP to pay partner distributions in the event ERP is unable to. The approximate value of eight properties scheduled to be contributed to ERP in 1996 under existing agreements is $57,000,000 of which ERP would assume approximately $40,000,000 of indebtedness and pay $17,000,000 in a combination of cash and partnership units. It is anticipated that the cash requirements would be principally loaned to ERP by the Company. There is no assurance that all or any of the eight properties will be contributed to ERP.

In 1996, the Company loaned $2,000,000 to a developer and is committed to loan an additional $12,000,000 related to a development project in Florida.

The Company has elected REIT status for federal income tax purposes and must distribute at least 95% of its taxable income to its stockholders in order to avoid income taxes. Although the Company receives most of its rental payments on a monthly basis, it intends to make quarterly distribution payments. Amounts accumulated for distributions will be invested by the Company in short-term marketable instruments including deposits at commercial banks, money market accounts, certificates of deposit, U.S. government securities or other liquid investments (including GNMA, FNMA, and FHLMC mortgage-backed securities) as the Board of Directors deems appropriate.

 With $9,812,000 in cash and net accounts receivable of $2,156,000 at December 31, 1995, the Company had sufficient funds available to cover current accounts payable and accrued liabilities of $4,806,000 and the January 1996 stockholders' distribution payment of $5,861,000. The Company used escrow and other cash deposits it had at December 31, 1995 to fund its four acquisitions made in January and February 1996. The cash position of the Company at December 31, 1995 increased by a net $5,681,000 when compared to December 31, 1994.

Cash provided by operations amounted to $28,895,000, primarily related to net income of $18,192,000, and depreciation and amortization of $13,350,000 which did not require the use of cash, less the net gain on real estate sales of $3,683,000. Amortization expenses included loan costs written-off and a write-down of an interest rate protection agreement which both totaled $4,200,000. Expenses included in net income which had not yet been paid due to the increase in accounts payable of $2,213,000 and other liabilities of $1,378,000 also added to the cash position of the Company. This was offset by increases in accounts receivable of $1,121,000 and other assets of $1,843,000. These increases in current assets and liabilities are primarily the result of the Company's growth in operations.

Net cash used in investing activities amounted to $28,425,000. During 1995, $36,881,000 was used to make loans to EDV ($23,315,000), ERP ($5,950,000) and other development companies, $26,281,000 was used for real estate acquisitions, and $17,146,000 were paid in escrow and other cash deposits of which $10,657,000 relates to proceeds from the sale of an office building and $4,000,000 relates to deposits on the North Carolina Properties the Company purchased in 1995 and 1996. These escrow deposits are not listed as cash on the balance sheet but are deposits which will be available to the Company in 1996 for property acquisitions. Receipts of cash from investing activities include $29,397,000 obtained from the sale of ten properties in 1995, $23,130,000 received from payments on notes receivable, and $4,751,000 in deposits collected.

Cash provided by financing activities amounted to $5,211,000. The net increase is primarily due to the Company's offering of common stock as previously described. Total cash received from stock issued was $44,451,000 less stock selling and offering costs of $2,812,000. Additionally the Company received from its credit facility $82,800,000 of which $76,000,000 was used to repay existing mortgage debt. Total proceeds from notes payable amounted to $105,253,000 and repayments on mortgage and notes payable totaled $118,516,000. The Company also paid distributions of $20,949,000 in 1995.

The Company calculates funds from operations ("FFO") as net income plus depreciation, amortization, amortized loan and leasing commission costs and loan costs written off, before gains or losses on real estate sales. FFO does not represent cash flows from operations as defined by generally accepted accounting principles. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the past three years (in thousands except per share amounts):

                                                        1995              1994              1993
                                                        ----              ----              ----
Net income                                             $ 18,192         $13,796          $ 3,232
Depreciation:
  Buildings                                               6,314           5,685            3,157
  Tenant improvements                                       531             353              213
Amortization (1):

  Leasing commissions                                       724             166              157
  Management contract                                      --               766              766
  Organization costs                                          4               2             --
Loan costs written off                                    4,453              88              110
Buy out of advisory contract                               --              --              1,655
(Gain) loss on sale of buildings                         (3,682)            108             (399)
                                                       --------         -------          -------
Funds from operations - revised definition (2)           26,536          20,964            8,891
  Loan cost amortization                                  1,240             824              117
  Depreciation on furniture, equipment
     and vehicles                                            85              81               50
                                                       --------         -------          -------
Funds from operations                                  $ 27,861         $21,869          $ 9,058
                                                       ========         =======          =======
Funds from operations per share                        $   2.31         $  2.01          $  1.54
                                                       ========         =======          =======
Other Information:

  Leasing commissions paid                             $    335         $   329          $   228
  Tenant improvements paid                                  741           1,095              796
  Building improvements paid                                716             459              631

(1) Only amortization of the management contract and organizational costs are shown as amortization expense in the Consolidated Statements of Income. The management contract was fully amortized in 1994. Loan cost amortization and loan costs written-off are classified as interest expense and leasing commission amortization is classified as other operating expenses in the Consolidated Statements of Income.

(2) Beginning in 1996, the Company will revise its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under this revised definition of FFO, the per share amounts would have been $2.20, $1.93, and $1.51 for the years 1995, 1994, and 1993, respectively.

ECONOMIC CONDITIONS

The majority of the Company's leases contain provisions deemed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents which generally increase as prices rise, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, the Company believes that many of its existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans.

Many regions of the United States, including regions in which the Company owns property, may experience economic recessions. Such recessions, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Company's shopping centers are typically anchored by discount department stores, supermarkets and drug stores which usually offer day-to-day necessities rather than high priced luxury items. These types of tenants, in the experience of the Company, generally continue to maintain their volume of sales despite a slowdown in economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreement with accountants on accounting and financial disclosure in 1995 or 1994.

ITEMS 10 THROUGH 13

Incorporated by reference to the Company's Proxy Statement for its 1996 annual meeting to be filed subsequently hereto.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     Financial Statements and Financial Statement Schedules:

                                                                                                     Page
                                                                                                     ----

                 (1)   (A)    Report of Independent Accountants                                       F-2
                       (B)    Financial Statements

                              (i)     Consolidated Balance Sheets
                                      December 31, 1995 and 1994                                      F-3

                              (ii)    Consolidated Statements of Income
                                      Years Ended December 31, 1995, 1994 and 1993                    F-4

                              (iii)   Consolidated Statements of  Changes in
                                      Stockholders' Equity
                                      December 31, 1995, 1994 and 1993                                F-5

                              (iv)    Consolidated Statements of Cash Flows
                                      December 31, 1995, 1994, 1993                                   F-6

                              (v)     Notes to Consolidated Financial Statements                      F-7

                 (2)   Financial Statement Schedules:

                       Schedule    Page

                       II          Valuation and Qualifying Accounts
                                   Years Ended December 31, 1995, 1994 and 1993                      F-19
                       III         Real Estate and Accumulated Depreciation                          F-20
                                   December 31, 1995

                       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

         (c)     Exhibits:

                 Refer to Exhibit Index as follows.

                                  Exhibit Index

3.1 Articles of Incorporation of Excel Realty Trust, Inc., a Maryland corporation (the "Company"), as amended. (1)

3.2      Bylaws of the Company. (1)

4.1 Trust and Servicing Agreement, dated as of March 1, 1994, by and among Excel Credit Corporation ("ECC"), EQ Services ("EQ"), and State Street Bank and Trust Company, as Trustee ("Trustee"), with respect to the Commercial Mortgage Pass-Through Certificates, Series 1994-1, of ECC.
         (3)

4.2 Indenture, dated as of March 1, 1994 by and among Excel Mortgage Funding Corporation ("EMFC"), Wilmington Trust Company, as Trustee (the "Indenture Trustee"), and EQ, with respect to the Collateralized Floating Rate Notes due 2001 of EMFC (the "EMFC Notes"). (3)

4.3 Form of Mortgages entered into between Excel Mortgage Funding Corporation and the Indenture Trustee, with respect to the EMFC Notes.
         (3)

4.4 Interest Rate Cap Agreement, dated as of March 1, 1994, by and between ECC, Trustee, and Deutsche Bank AG - New York (the "Cap Provider") .
         (3)

4.5 Interest Rate Cap Agreement, dated as of March 1, 1994, by and between ECC, Trustee, and the CAP provider. (3)

10.1 Amended Option and Contract for Purchase of Real Estate, dated as of September 11, 1992, by and between Excel California and Horne Properties, Inc., a Tennessee corporation ("Horne"). (1)

10.2 General Partnership Agreement of Horne & Excel Properties, a Tennessee general partnership, dated as of October 13, 1992, by and between Horne and Excel California. (1) Exhibit 10.2A

10.3 General Partnership Agreement of Horne & Excel Properties (Chapman), a Tennessee general partnership, dated as of December 30, 1992, by and between Horne and Excel California. (1) Exhibit 10.2B

10.4 Employment Contract, dated as of April 1, 1993, by and between Excel California and Gary Sabin, an individual. (1) Exhibit 10.8

10.5 Employment Contract, dated as of April 1, 1993, by and between Excel California and Richard Muir, an individual. (1) Exhibit 10.8A

10.6 Employment Contract, dated as of April 1, 1993, by and between Excel California and Graham Bullick, an individual. (1) Exhibit 10.9

10.7 Employment Contract, dated as of April 1, 1993, by and between Excel California and Ronald Sabin an individual. (1) Exhibit 10.9A

10.8     1993 Stock Option Plan of the Company. (1) Exhibit 10.10

10.9 Form of Incentive Stock Option Agreement under the Company's 1993 Stock Option Plan. (1) Exhibit 10.11

10.10 Form of Non-Qualified Stock Option Agreement under the Company's 1993 Stock Option Plan. (1) Exhibit 10.12

10.11    401(k) Retirement Plan of the Company. (1) Exhibit 10.13


10.12 Form of Common Stock Purchase Option, dated as of March 15, 1993 by and between Excel California and each of seven directors thereof. (1)
         Exhibit 10.27

10.13 Form of Common Stock Purchase Option, dated as of March 15, 1993, by and between Excel California and each of the seven directors thereof.
         (1) Exhibit 10.28

10.14 Form of 1993 Executive Officer Common Stock Purchase Option, dated as of April 1, 1993 by and between Excel California and each of six executive officers thereof. (1) Exhibit 10.29

10.15 Assignment of Beneficial Interest Under Existing Leases, Deed of Trust, Collateral Assignment of Leases and Rent, and Other Loan Documents between BG Development Corporation ('BG") and the Company, dated September 29, 1993. (2) Exhibit 10.30

10.16 Master Lease between Excel Realty Trust, Inc. as landlord, and BG Development Corporation ("BG") as tenant, dated September 29, 1993. (2)
         Exhibit 10.31

10.17    Side Letter Agreement between Excel Realty Trust, Inc. and BG. (2)
         Exhibit 10.32

10.18 Term Loan Agreement among EMFC, the Company, and Casco Northern Bank, N.A. dated December 29, 1993. (2) Exhibit 10.33

10.19 Property Management Agreement, dated as of March 17, 1994, by and between the Company and EMFC. (2) Exhibit 10.34

10.20 Agreement of Limited Partnership of EH Properties, L.P., a Delaware limited partnership, dated as of March 25, 1994, by and between the Company, as general partner, and Horne, as limited partner. (3) Exhibit 10.37

10.21 Partnership Contribution Closing Agreement dated as of March 28, 1994, by and between Horne, the Company, and EH Properties, L.P., a Delaware limited partnership. (3) Exhibit 10.38

10.22    1994 Director's Stock Plan of the Company. (3) Exhibit 10.39

10.23 Form of Stock Option Agreement under the 1994 Director's Stock Plan of the Company. (3) Exhibit 10.40

10.24 Loan Agreement, dated as of December 29, 1994, by and among the Company and the First National Bank of Boston ("FNBB"). (3) Exhibit 10.41

10.25 Note, dated as of December 29, 1994, executed by the Company in favor of FNBB. (3) Exhibit 10.42

10.26 Unconditional Guaranty of Payment and Performance, dated as of December 29, 1994, executed by EH Properties, L.P. in favor of FNBB. (3) Exhibit 10.43

10.27 Collateral Assignment of Partnership Interests, dated as of December 29, 1994, executed by the Company in favor of FNBB. (3) Exhibit 10.44

10.28 Master Agreement, dated as of January 1, 1995, by and among the Company and the limited partnerships named therein (the "Tricor Partnerships").
         (3) Exhibit 10.45

10.29 Closing Memorandum, dated as of January 20, 1995, by and among the Company and the Tricor Partnerships. (3) Exhibit 10.46

10.30 Agreement, dated as of January 20, 1995, by and among the Company and the Tricor Partnerships. (3) Exhibit 10.47

10.31 Loan modification agreement dated as of December 1994, by and amount the Company and B.G. (3) Exhibit 10.48

10.32 Agreement of Limited Partnership of Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"). (4)

10.33 Contribution Agreement by and between each of the partnerships named therein and ERP. (4)

10.34 Credit Agreement Among the Company, as Borrower, and the First National Bank of Boston, Wells Fargo Bank, N.A., First Interstate Bank of California, Dresdner Bank AG, and NBD Bank, as Lenders, and the First National Bank of Boston, as Agent dated December 27, 1995. (4)

21.1     Subsidiaries of the Registrant. (4)

23.1     Consent of Coopers and Lybrand L.L.P. (4)

27.1     Financial data schedules. (4)


-------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-063160, filed with the Commission on May 21, 1993, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(2) Incorporated by reference from the Company's report on Form 10-K dated March 30, 1994 in which this exhibit bore the same number, unless otherwise indicated.

(2) Incorporated by reference from the Company's report on Form 10-K dated March 13, 1995 in which this exhibit bore the same number, unless otherwise indicated.

(4)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                    EXCEL REALTY TRUST, INC.

DATED:   March 7, 1996                              By:   /s/ Gary B. Sabin
                                                       -------------------------
                                                    GARY B. SABIN
                                                         President and
                                                         Chief Executive Officer

DATED:   March 7, 1996                              By:   /s/ David A. Lund
                                                       -------------------------
                                                    DAVID A. LUND
                                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

/s/ Gary B. Sabin                                           March 7, 1996
-------------------------------------                       --------------------
GARY B. SABIN, Director,                                    Date
President, Chief Executive Officer
and Chairman of the Board


/s/ Richard B. Muir                                         March 7, 1996
-------------------------------------                       --------------------
RICHARD B. MUIR, Director                                   Date
and Executive Vice President


/s/ Boyd A. Lindquist                                       March 7, 1996
-------------------------------------                       --------------------
BOYD A. LINDQUIST, Director                                 Date


/s/ Charles Marston                                         March 7, 1996
-------------------------------------                       --------------------
D. CHARLES MARSTON, Director                                Date


/s/ Robert E. Parsons, Jr.                                  March 7, 1996
-------------------------------------                       --------------------
ROBERT E. PARSONS, JR., Director                            Date


/s/ Bruce A. Staller                                        March 7, 1996
-------------------------------------                       --------------------
BRUCE A. STALLER, Director                                  Date


/s/ John H. Wilmot                                          March 7, 1996
-------------------------------------                       --------------------
JOHN H. WILMOT, Director                                    Date

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



                                                                               PAGE
                                                                               ----
1.   CONSOLIDATED FINANCIAL STATEMENTS:

           Report of Independent Accountants ..........................         F-2

           Consolidated Balance Sheets
              December 31, 1995 and 1994 ..............................         F-3

           Consolidated Statements of Income
              Years Ended December 31, 1995, 1994 and 1993 ............         F-4

           Consolidated Statements of Changes in Stockholders' Equity
              Years Ended December 31, 1995, 1994 and 1993 ............         F-5

           Consolidated Statements of Cash Flows
              Years Ended December 31, 1995, 1994 and 1993 ............         F-6

           Notes to Consolidated Financial Statements .................         F-7


2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

           Schedule II - Valuation and Qualifying Accounts
              Years Ended December 31, 1995, 1994 and 1993 ............        F-19

           Schedule III - Real Estate and Accumulated Depreciation
              December 31, 1995 .......................................        F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Excel Realty Trust, Inc.


We have audited the consolidated financial statements and the financial statement schedules of Excel Realty Trust, Inc. and subsidiaries as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Realty Trust, Inc. and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of operations and their cash flows for the each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND, L.L.P.


San Diego, California
February 5,  1996

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------


                                                                                    1995              1994
                                                                                  ---------         --------
                                                      ASSETS
Real estate:
    Land                                                                           $122,394         $115,614
    Buildings                                                                       251,012          243,869
       Less accumulated depreciation                                                (14,909)         (10,228)
    Real estate held for sale                                                        13,519              -
                                                                                   --------         --------

                  Net real estate                                                   372,016          349,255

Cash                                                                                  9,812            4,131
Escrow and other cash deposits                                                       14,890            2,494
Accounts receivable, less allowance for bad debts of
    $726 and $318 in 1995 and 1994, respectively                                      2,156            1,443
Notes receivable from affiliates                                                     18,561              -
Notes receivable - other                                                              4,289            9,099
Loan acquisition costs                                                                2,662            5,060
Other assets                                                                          3,921            3,618
                                                                                   --------         --------

                                                                                   $428,307         $375,100
                                                                                   ========         ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                              $123,813         $201,157
    Notes payable                                                                    86,984               15
    Accounts payable and accrued liabilities                                          4,806            2,683
    Distributions payable                                                               -              4,685
    Deferred rental income                                                            2,760            1,713
    Other liabilities                                                                 1,266              949
                                                                                   --------         --------

                  Total liabilities                                                 219,629          211,202
                                                                                   --------         --------

Commitments and contingencies                                                           -                -

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized                       -                -
    Common stock, $.01 par value, 100,000,000 shares authorized,
       13,171,352 and 10,883,570 shares issued and outstanding
       in 1995 and 1994, respectively                                                   132              109
    Additional paid-in capital                                                      218,531          175,702
    Accumulated distributions in excess of net income                                (9,985)         (11,913)
                                                                                   --------         --------

                  Total stockholders' equity                                        208,678          163,898
                                                                                   --------         --------

                                                                                   $428,307         $375,100
                                                                                   ========         ========

                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------


                                                 1995            1994             1993
                                             -----------     ------------      ---------
Revenue:
    Base rent                                  $ 51,160         $ 38,603         $20,736
    Percentage rent                                 293              197             519
    Expense reimbursements                        3,776            2,214           1,270
                                               --------         --------         -------

       Total revenue                             55,229           41,014          22,525
                                               --------         --------         -------

Operating expenses:
    Master lease                                  4,681             --              --
    Property taxes                                2,877            1,822           1,199
    General and administrative expenses           2,821            2,611           1,902
    Repairs and maintenance                       1,861            1,007             621
    Utilities                                       923              752             577
    Other property expenses                       2,307            1,086             750
                                               --------         --------         -------

       Total operating expenses                  15,470            7,278           5,049
                                               --------         --------         -------

       Operating income                          39,759           33,736          17,476

Other income (expense):
    Interest expense                            (22,458)         (14,190)         (9,360)
    Depreciation and amortization                (6,933)          (6,887)         (4,186)
    Interest and other income                     4,141            1,245             558
    Buy out of advisory contract                   --               --            (1,655)
                                               --------         --------         -------


       Income before real estate sales           14,509           13,904           2,833

Gain (loss) on sale of real estate                3,683             (108)            399
                                               --------         --------         -------

       Net income                              $ 18,192         $ 13,796         $ 3,232
                                               ========         ========         =======

Net income per common share                    $   1.51         $   1.27         $  0.55
                                               ========         ========         =======



                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)

                                   ----------

                                                                                    ACCUMULATED
                                                                                   DISTRIBUTIONS
                                                                                   IN EXCESS OF
                                                                                    NET INCOME     ACCUMULATED
                                           COMMON STOCK              ADDITIONAL     OTHER THAN    UNDISTRIBUTED       TOTAL
                                      ----------------------           PAID-IN     GAIN ON SALE   GAIN ON SALE     STOCKHOLDERS'
                                      NUMBER          AMOUNT           CAPITAL     OF PROPERTIES  OF PROPERTIES       EQUITY
                                      ------          ------           -------     -------------  -------------       ------
Balance at January 1, 1993             1,798,739         $ 23,439      $    -         $ (1,127)     $   -           $ 22,312
Change in par value of common
     stock                                   -            (23,421)       23,421            -            -                -
Common stock no longer subject
     to repurchase                        64,438                1           966            -            -                967
Issuance of new shares of
     common stock                      8,606,128               86       155,630            -            -            155,716
Redemption of common stock                (3,662)             -             (61)           -            -                (61)
Selling expenses                             -                -         (10,994)           -            -            (10,994)
Net income                                   -                -             -            2,833          399            3,232
Distributions declared                       -                -             -           (8,811)        (399)          (9,210)
                                      ----------         --------      --------       --------      -------         --------
Balance at December 31, 1993          10,465,643              105       168,962         (7,105)         -            161,962
Issuance of new shares of
     common stock                        462,927                5         7,476            -            -              7,481
Repurchase  of common stock              (45,000)              (1)         (736)           -            -               (737)
Net income                                   -                -             -           13,796          -             13,796
Distributions declared                       -                -             -          (18,604)         -            (18,604)
                                      ----------         --------      --------       --------      -------         --------
Balance at December 31, 1994          10,883,570              109       175,702        (11,913)         -            163,898
Issuance of new shares of
     common stock                      2,287,783               23        45,641            -            -             45,664
Selling expenses                             -                -          (2,812)           -            -             (2,812)
Net income                                   -                -             -           18,192        3,683           21,875
Distributions declared                       -                -             -          (16,264)      (3,683)         (19,947)
                                      ----------         --------      --------       --------      -------         --------
Balance at December 31, 1995          13,171,353         $    132      $218,531       $ (9,985)     $   -           $208,678
                                      ==========         ========      ========       ========      =======         ========



                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                   ----------


                                                                        1995             1994              1993
                                                                     ----------       ----------        ----------
Cash flows from operating activities:
   Net income                                                        $  18,192         $ 13,796         $   3,232
   Adjustments to reconcile net income to net cash provided
      by operations:
         Depreciation                                                    6,929            6,119             3,420
         Amortization of loan costs and leasing commissions              6,417            1,085               386
         Amortization                                                        4              768               766
         (Gain) loss on sale of real estate                             (3,683)             108              (399)
         Provision for bad debts, net of accounts written off              409               19               250
         Buy out of advisory contract                                      -                -               1,655
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Accounts receivable                                         (1,121)           2,401            (3,351)
            Other assets                                                (1,843)            (380)             (261)
          Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                     2,213              (10)              492
            Other liabilities                                            1,378              746                73
                                                                     ---------         --------         ---------
               Net cash provided by operating activities                28,895           24,652             6,263
                                                                     ---------         --------         ---------

Cash flows from investing activities:
   Advances for notes receivable                                       (36,881)         (11,154)           (3,710)
   Proceeds from real estate sales                                      29,397            4,244               966
   Real estate acquisitions and building improvements                  (26,281)         (55,399)         (109,315)
   Principal payments on notes receivable                               23,130            5,999             1,269
   Escrow and other deposits paid                                      (17,146)          (8,020)             (201)
   Escrow and other deposits collected                                   4,751            5,717             1,131
   Other                                                                (5,395)            (259)             (745)
                                                                     ---------         --------         ---------
               Net cash used in investing activities                   (28,425)         (58,872)         (110,605)
                                                                     ---------         --------         ---------

Cash flows from financing activities:
   Principal payments of mortgages and notes payable                  (118,516)         (52,569)          (31,667)
   Proceeds from mortgages and notes payable                           105,253          109,574            14,953
   Issuance of common stock                                             44,451              891           143,965
   Distributions paid                                                  (20,949)         (18,240)           (5,046)
   Selling and offering costs                                           (2,812)             (36)          (10,994)
   Loan costs paid                                                      (2,216)          (5,909)           (1,869)
   Repurchase and redemption of common stock                               -               (736)              (61)
                                                                     ---------         --------         ---------
               Net cash provided by financing activities                 5,211           32,975           109,281
                                                                     ---------         --------         ---------

               Net increase (decrease) in cash                           5,681           (1,245)            4,939

Cash at beginning of year                                                4,131            5,376               437
                                                                     ---------         --------         ---------

Cash at end of year                                                  $   9,812         $  4,131         $   5,376
                                                                     =========         ========         =========

                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      ORGANIZATION

      Excel Realty Trust, Inc. (the "Company") was formed in the State of California in 1985 and reincorporated as a Maryland corporation in 1993. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Excel Mortgage Funding Corporation, Excel Credit Corporation, Excel Realty Trust NC, Excel Realty Trust - TX, Excel Realty - NE, Inc., Excel Realty Trust - ST, Inc., and Excel Realty - PA, Inc. Intercompany accounts and transactions have been eliminated.

      INVESTMENTS

      The equity method of accounting is used for investments in partnerships which the Company owns less than 50% but is able to exercise significant influence over the partnership's operations. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

      The cost method of accounting is used for the Company's investment in ERT Development Corporation ("EDV") (see Note 8). Under this method, the Company recognizes income from distributions received from net accumulated earnings of the investee, if any.

      INCOME TAXES

      The Company has elected to be treated as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under these provisions, the Company and its subsidiaries will not be subject to federal income tax if 95% of its real estate investment trust taxable income (before distributions paid deduction) is distributed to shareholders and certain gross income, asset diversification, share ownership and disclosure requirements are met. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.



Continued                              F-7

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REAL ESTATE

      Land, buildings and building improvements are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 2 to 40 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.

      LEASE TERMINATION FEES

      Revenue recognition of fees received for lease terminations are deferred as deferred rental income and amortized using the straight line method over the estimated time to re-lease the related property at comparable rents, or until the property is sold, whichever comes first.

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

      NET INCOME PER COMMON SHARE

      Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options and warrants which would have a dilutive effect. The weighted average shares outstanding for the years ended December 31, 1995, 1994, and 1993 were 12,084,305, 10,882,728 and 5,877,500 respectively.


Continued                             F-8

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 1994 and 1993 in order to conform with the current period's presentation. In July 1993, the Company reincorporated in the State of Maryland and effected a one-for-three reverse stock split. The 1993 share information has been changed to give effect to the reverse stock split.

2.    REGISTRATION STATEMENT:

      In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants for general corporate purposes.

      In 1995, the Company issued from the shelf 2,140,000 shares of common stock in a publicly underwritten offering at a price of $20.125 per share. Net proceeds of approximately $40,500,000 from the offering were used to repay debt, purchase properties, and to make loans to EDV to facilitate the development of certain properties (see Note 8 and 16).

3.    REAL ESTATE ACQUISITIONS:

      In 1995, the Company acquired, in separate transactions, seven shopping centers in North Carolina (see Note 6), two shopping centers in Tennessee, and one shopping center in South Carolina. The total cost of the ten properties was approximately $47,583,000 of which the Company assumed $22,888,000 in mortgage debt. Also in 1995, five properties were contributed to Excel Realty Partners, L.P. (see Note 8).

      In 1994, the Company purchased six shopping centers, six single tenant buildings, and one office building. The total cost of the 13 properties was approximately $62,565,000 of which the Company assumed $17,498,000 in mortgage debt. Additionally in 1994, the Company contributed $14,753,000 for a 93.16% general partnership interest in E.H. Properties, L.P., a Delaware limited partnership. The partnership owns six shopping centers valued at $22,226,000. In 1995, the limited partner converted a portion of its equity interest into common stock of the Company at $22.25 per share. At December 31, 1995, the Company owned 94.17% of the partnership.

Continued                              F-9

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



  4.  SALES OF REAL ESTATE PROPERTIES:

      In 1995, the Company sold nine single tenant properties and one office building. The net sales prices of the ten properties totaled $29,397,000. Of this amount, the net sales price of the office building was $16,310,000 which resulted in a gain of $4,960,000. In 1995, a net gain of $3,683,000 was recognized on all real estate sales. In 1994, five single tenant properties and a parcel of land were sold for $4,232,000. A net loss of $108,000 was recognized on these sales.

      On the above properties, lease termination fees totaling $2,419,000 and $988,000 were received from tenants and recognized as revenue in 1995 and 1994, respectively, prior to the sale of certain of the properties.

5.    REAL ESTATE HELD FOR SALE

      In preparation for the sale of an undeveloped shopping mall in Arizona, the Company terminated a master lease to an unaffiliated developer on August 1, 1995. As part of the termination agreement, the Company paid the lessee $5,000,000 which was capitalized as part of the asset held for sale. The property, net of accumulated depreciation, was reclassified to real estate held for sale on the Company's Consolidated Balance Sheet. Depreciation expense is no longer being charged to the property and costs to hold the property until sale are being capitalized.

6.    MASTER LEASE AND OPTION AGREEMENT:

      In January 1995, the Company entered into master lease and option agreements with respect to eleven shopping centers in North Carolina. The master leases required the payment equal to eight percent of the lessor/sellers equity in the properties and gave the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company received all cash flow, if any, in excess of the master lease payments. The option agreements gave the Company the option to purchase the properties. In 1995, the Company purchased seven of the properties (see Note 3). The Company terminated the master lease and purchase option on one property on December 31, 1995. In January and February of 1996, the Company purchased the three remaining properties for approximately $32,000,000 assuming mortgage debt of approximately $22,000,000. Upon purchase of these properties, the Company received funds of $3,225,000 it had on deposit in an escrow account related to the option agreements and the remaining master leases were canceled.

Continued                             F-10

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 7.   NOTES RECEIVABLE (IN THOUSANDS):

      The Company had the following notes receivable at December 31, 1995 and 1994:

                                                                          1995          1994
                                                                        -------        ------
      Notes from affiliates, interest on 12-14% per annum,
      collateralized by real estate.  Due on demand
      (see Note 8 and 16)                                               $18,561       $    -

      Notes from development companies, monthly interest
      from 10% - 14% per annum.  Maturity dates vary
      depending on the completion or sale of certain properties           3,500         8,306

      Other                                                                 789           793
                                                                        -------        ------

               Total                                                    $22,850        $9,099
                                                                        =======        ======

8.    INVESTMENTS:

      In April 1995, Excel Realty Partners, L.P. ("ERP"), a Delaware Limited partnership, was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership shopping centers in the southeastern United States. The Company anticipates that a minimum of 13 properties will be contributed to ERP under this agreement. In 1995, five real estate properties with a value of $28,500,000, with outstanding mortgages of $20,700,000, were contributed to ERP for limited partnership units valued at $4,500,000 and cash of approximately $3,300,000. ERP also repaid $2,700,000 of mortgages payable on the properties at the time two of the properties were contributed. The cash used in the transactions was funded by the Company in exchange for notes from ERP and general partnership contributions to ERP. The Company is entitled to receive 99% of all earnings, if any, after the limited partners receive their distributions. Annual distributions approximate $400,000 based on the limited partner units held at December 31, 1995. The partnership had net income in 1995 of $84,000. At December 31, 1995, the partnership had total assets of $29,079,000 and total liabilities of $24,367,000 including mortgage debt of $17,954,000. The Company's 1% investment in the partnership at December 31, 1995 was $139,000 (see Note 16) which is included in other assets on the Consolidated Balance Sheet.

      In April 1995, EDV, a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income (see Note 16).

Continued                             F-11

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


9.    MORTGAGES PAYABLE, (IN THOUSANDS):

      The Company had the following mortgages payable at December 31, 1995 and 1994:

                                                                                          1995             1994
                                                                                       ----------        ---------
      Mortgage notes at 6.86% to 10%, payable in installments through 2018
           (monthly payments at December 31, 1995 of $1,153), collateralized by real estate and an assignment of rents:

               Pass through certificates/bonds:
                 Public                                                                  $     -          $ 96,486
                 Private                                                                   29,907           31,187
               Insurance companies                                                         67,356           68,622
               Banks                                                                       23,602            1,914
               Other                                                                        2,948            2,948
                                                                                         --------         --------

                    Total mortgages payable                                              $123,813         $201,157
                                                                                         ========         ========

      The principal payments required to be made on mortgages payable are as follows:

                YEAR

               1996                                                                                       $  6,493
               1997                                                                                          3,522
               1998                                                                                          6,149
               1999                                                                                         21,625
               2000                                                                                          8,916
               Thereafter                                                                                   77,108
                                                                                                          --------

                                                                                                          $123,813
                                                                                                          ========

      Mortgages of $55,903 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018. In March 1994, the Company's wholly-owned subsidiary, Excel Mortgage Funding Corporation ("EMFC"), and EMFC's wholly-owned subsidiary, Excel Credit Corporation ("ECC"), completed a securitized mortgage financing known as a Real Estate Mortgage Investment Conduit (a "REMIC"). Pursuant to this transaction, ECC issued and sold publicly, in an underwritten offering, $100,000 aggregate principal amount of its Commercial Mortgage Pass-Through Certificates. The Certificates were originally collateralized by 65 retail commercial properties. In December 1995, the REMIC was repaid with advances from the Company's credit facility (see Note 10).

Continued                             F-12

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 10.  NOTES PAYABLE (IN THOUSANDS):

      The Company had the following notes payable at December 31, 1995 and 1994:

                                                                                               1995         1994
                                                                                             --------      ------
      Unsecured credit agreement of $150,000, interest
      at LIBOR + 1.75%  (7.5% at December 31, 1995)                                          $82,800         $ -

      Line of credit of $4,000 payable to a financial institution, interest at the lender's base rate plus 1.25%
      (8.91% at December 31, 1995)                                                             3,184           -

      Unsecured revolving line of credit of $1,000, interest
      at 9.5%                                                                                  1,000           -

      Other                                                                                       -            15
                                                                                             -------           --

               Total notes payable                                                           $86,984          $15
                                                                                             =======           ==

      In December 1995, the Company received a two-year revolving credit facility up to $150,000 in unsecured advances through December 1997, from a group of six banks. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. The principal amount outstanding is due in December 1997.

      Upon obtaining the credit facility, the Company borrowed $82,800. The Company used the proceeds primarily to repay the outstanding REMIC debt of $76,000 (see Note 9), repay a former bank line of $5,100, and pay loan costs. The Company wrote-off loan costs of $2,806 related to the REMIC debt and $254 related to a former bank line. Total loan costs written-off in 1995, including other REMIC debt repayments during the year and the write-down of the interest rate protection agreement (see Note 12), amounted to $4,453 which were charged to interest expense. The Company also has a $4,000 line of credit due September 1996 that is collateralized by certain notes receivable, and an unsecured $1,000 revolving bank line.

11.   COMMITMENTS AND CONTINGENCIES

      As part of an agreement with an unaffiliated developer to contribute certain properties to ERP for limited partnership units and cash (see Note
      8), the limited partners are guaranteed distributions as defined by the contribution agreement. The Company is obligated to make advances to ERP to pay the distributions in the event ERP is unable to make these payments. In 1995, ERP's cash flows were sufficient to make the limited partner distributions. At December 31, 1995, ERP mortgage debt of $8,150,000 was guaranteed by the Company. Also, the Company is committed to advance ERP up to $2,000,000 in additional advances in conjunction with existing credit agreements with ERP.

Continued                             F-13

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------




 12.  FINANCIAL INSTRUMENTS AND CREDIT RISK:

      Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1995. However, considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts.

      The Company believes that the carrying values reflected in the balance sheet at December 31, 1995 approximates the fair values for cash, accounts receivables and payables, notes receivable, and variable-rate debt. The Company believes the market value of its real estate held for sale exceeds the carrying value at December 31, 1995. At December 31, 1995, the carrying value of the interest rate protection agreements were written down to the estimated fair market value. The write down of $803,000 was charged to interest expense. The Company estimates that the fair values of its fixed-rate mortgage debt at December 31, 1995 is approximately $107 million which is $9 million lower than the historical carrying value of approximately $116 million.

      At December 31, 1995, the Company's largest and second largest tenants each account for approximately 15% of the Company's scheduled annual base rental revenue ("ABR"). The Company's next three largest tenants account for approximately 18% in total, of the Company's ABR. At December 31, 1995, the Company owned or master leased 113 properties located in 27 states. There were 13 properties in Indiana, 12 properties in North Carolina, 11 properties in Arizona, and 9 properties in Illinois. Approximately 42% of the Company's ABR are derived from these four states.

13.   DISTRIBUTIONS:

      In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1995, distributions of $0.43 per share were declared on March 31 and paid on April 15 and distributions of $0.445 per share were declared on July 1 and October 1 and paid on July 15 and October 15 respectively. In 1996, distributions of $0.445 per share or $5,861,000 were declared on January 1 and paid on January 15. Distributions of $0.415, $0.43, $0.43 and $0.43 per share were declared for the four quarters in 1994, respectively and distributions of $0.315, $0.315, $0.37 and $0.415 per share were declared for the four quarters in 1993, respectively. For the years ended December 31 1995, 1994, and 1993, approximately 27%, 14% and 29%, respectively, of the distributions received by shareholders were considered to be a return of capital for tax purposes.

Continued                             F-14

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------




14.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE (IN THOUSANDS):

      The amounts paid for interest during the years ended December 31, 1995, 1994 and 1993 were $16,507, $13,236 and $9,040 respectively.

      The Company acquired real estate properties and interests in partnerships, without the use of cash, for the years ended December 31, 1995, 1994, and 1993 as summarized below:

                                                                   1995        1994         1993
                                                                 --------    ---------     -------
               Mortgage notes payable assumed                    $22,888      $24,106      $48,810
               Common stock issued                                 1,213        6,626        6,221
               Other assets received and payables assumed           (104)         154          651
                                                                 -------      -------      -------
                 Net real estate acquired without cash           $23,997      $30,886      $55,682
                                                                 =======      =======      =======

15.   MINIMUM FUTURE RENTALS:

      The Company leases its shopping centers and single-tenant buildings to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses.

      Minimum future rental revenue for the next five years for the commercial real estate owned (or master leased) at December 31, 1995 and subject to noncancelable operating leases is as follows (in thousands):

               YEAR
               -----
               1996                                               $ 43,061
               1997                                                 41,103
               1998                                                 38,726
               1999                                                 36,162
               2000 and thereafter                                 338,242


Continued                             F-15

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------




16.   RELATED PARTY TRANSACTIONS:

      Notes receivable at December 31, 1995 included $12,611,000 and $5,950,000 from EDV and ERP respectively (see Note 7). Total interest income recognized in 1995 from EDV and ERP amounted to $1,628,000 and $135,000, respectively. Also in 1995, the Company recognized as income, $344,000 in development fees from EDV.

      In April 1993, the Company terminated its management contract with its real estate manager, Excel Management Corporation ("EMC"), and issued 110,000 shares of its common stock to Excel Interfinancial Corporation ("EIC"), the parent of EMC, in consideration for such termination. The amount paid in connection with the termination of the management contract was capitalized as an "other asset" and was amortized over an 18-month period, ending in September 1994.

17.   OPTIONS AND WARRANTS:

      The Company has adopted the 1993 Stock Option Plan (the "1993 Stock Plan") for executive officers and other key employees of the Company and its subsidiaries. In May 1994, the Company also adopted the Directors 1994 Stock Option Plan (the "1994 Stock Plan") for directors options.

      Options may be granted under the 1993 Stock Plan for a period through 2003 and under the 1994 Stock Plan through the year 2004. Options under these plans are exercisable for 10 years from the date of grant. The exercise price of stock options may not be less than 100% of the fair market value of the stock on the date of grant. The aggregate number of shares issuable upon exercise of options under the 1993 Stock Plan may not exceed the greater of (a) 500,000 shares or (b) 5% of the outstanding shares minus 300,000 shares, but in no event exceeding 700,000 shares. The aggregate number of shares issuable upon exercise of options under the 1994 Stock Plan may not exceed 240,000 shares.



Continued                             F-16

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------




17.   OPTIONS AND WARRANTS, CONTINUED:

      Stock option and warrant activity is summarized below:                                       EXERCISE PRICE
                                                                                  SHARES              PER SHARE
                                                                                  ------              ---------
               Outstanding at January 1, 1993                                     11,662           $         13.92

               Stock options granted - 1993                                       11,662           $         13.92
               Stock options granted - 1993                                      325,000           $         19.75
               Stock options exercised - 1993                                     (9,996)          $         13.92
               Warrants issued - 1993                                            253,591           $15.00 - $18.15

               Stock options granted - 1994                                       14,000           $         20.13
               Stock options exercised - 1994                                     (3,332)          $         13.92

               Stock options granted - 1995                                        3,000           $         16.38
               Stock options granted - 1995                                       14,000           $         19.63
               Stock options granted - 1995                                      131,250           $         19.25
               Warrants expired - 1995                                           (18,028)          $         18.15
               Warrants exercised - 1995                                         (87,585)          $15.00 - $18.15
                                                                                 -------           ---------------

               Outstanding December 31, 1995                                     645,224           $13.92 - $20.25
                                                                                 =======           ===============

      At December 31, 1995, options were exercisable as follows: 9,996 shares at $13.92 per share, 17,000 shares at $16.38 per share, 131,250 shares at $19.25 per share, 300,000 shares at $19.75 per share and 14,000 shares at $20.13 per share. Warrants exercisable at December 31, 1995 were 20,840 at $15.00 per share, 5,750 at $18.00 per share, and 121,388 at $20.25 per share. The options and warrants expire at various dates through May 2005. Of the options and warrants, 472,246 were issued to officers, directors or affiliates of the Company. Options for 365,750 shares are available for granting under the 1993 Stock Plan at December 31, 1995.

18.   DISTRIBUTION REINVESTMENT PLAN:

      The Company has adopted a distribution reinvestment plan (the "Plan"). Shares purchased under the Plan will be, at the Company's discretion, either newly issued shares of the Company, shares purchased in the open market or a combination of the foregoing. Distributions may be invested in newly issued shares at a 5% discount from the average closing price for the five trading days prior to the distribution pay date or in shares purchased in the open market without brokerage commissions or service charges.

Continued                             F-17

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



19.   401(K) PLAN:

      In 1993, the Company established and implemented a 401(k) retirement plan (the "401(k) Plan") covering substantially all of the officers and employees of the Company. The 401(k) Plan permits participants to defer, until termination of employment with the Company, up to a maximum of 15% of their compensation. In addition, contributions of participants are matched by the Company in an amount equal to 50% of the participant's contribution (up to a maximum of 3% of such person's compensation) plus an annual discretionary contribution, to be determined by the Board of Directors, based upon the performance of the Company. For the years ended December 31, 1995, 1994 and 1993, the Company incurred costs of $46,000, $32,000 and $27,000, respectively, in connection with the 401(k) Plan.

20.   SUBSEQUENT EVENTS

      In January 1996, the Company acquired, for cash, a real estate property in Georgia for approximately $2,700,000. Additionally, the Company purchased three properties in North Carolina which were previously master leased (see Note 6).

21.   QUARTERLY FINANCIAL DATA (UNAUDITED):

       Summarized quarterly financial data for the periods ended December 31, 1995 and 1994 is as follows (in thousands except per share amounts):

                                                                          NET INCOME
                                        REVENUES         NET INCOME       PER SHARE
                                        --------         ----------       ---------
           1995:
           December 31                  $15,301            $5,048          $0.39
           September 30                  13,521             5,534           0.43
           June 30                       12,981             3,693           0.33
           March 31                      13,426             3,917           0.36

           1994:
           December 31                  $11,095            $3,501          $0.32
           September 30                  10,648             3,537           0.33
           June 30                       10,144             3,514           0.32
           March 31                       9,127             3,244           0.30

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                   ----------

                                                    ADDITIONS    DEDUCTIONS
                                                                  ACCOUNTS
                                     BALANCE AT    CHARGED TO    RECEIVABLE  BALANCE AT
                                      BEGINNING     BAD DEBT       WRITTEN     END OF
         DESCRIPTION                   OF YEAR       EXPENSE         OFF        YEAR
         -----------                   -------       -------         ---        ----

Allowance for bad debts:

      Year ended December 31, 1995       $318          $445          $37         $726
                                         ====          ====          ===         ====

      Year ended December 31, 1994       $280          $ 67          $29         $318
                                         ====          ====          ===         ====

      Year ended December 31, 1993       $128          $250          $98         $280
                                         ====          ====          ===         ====

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                   COST
                                                             CAPITALIZED (SOLD)
                                                              SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                        INITIAL COST           ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                     -------------------    --------------------   ------------------------------
                                             BUILDINGS AND         BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION         ENCUMBRANCES  LAND    IMPROVEMENTS   LAND   IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------         ------------  ----    -------------  ----   -------------   ----    ------------   -------
Office Building          $    -      $2,610     $2,610      $  -       $  -        $2,610      $2,610     $ 5,220
Burbank, CA

Genetrix Building             -         666      1,434         -          -           666       1,434       2,100
Scottsdale, AZ

Shopping Center               -       2,394      3,132       (14)       210         2,380       3,342       5,722
Mesa, AZ

Office Building             424         175        525         -          2           175         527         702
Stillwater, MN

Kinder Care #1182             -         170        397         -          -           170         397         567
Kalamazoo, MI

Shopping Center               -       7,312      8,995         -        961         7,312       9,956      17,268
Phoenix, AZ

Shopping Center               -       1,559      7,711       315        140         1,874       7,851       9,725
Norton, VA

Shopping Center           7,514       2,025      8,075         -        469         2,025       8,544      10,569
Perry, GA

Shopping Center               -       1,436      4,584        30        650         1,466       5,234       6,700
Leesburg, FL

Shopping Center (50)%     3,293         527      3,817         -          4           527       3,821       4,348
Knoxville, TN

Wal-Mart Building         1,776         680      1,586         -          -           680       1,586       2,266
Berlin, WI

Wal-Mart Building         2,641       1,011      2,359         -          -         1,011       2,359       3,370
Decatur, IN

Wal-Mart Building         2,620       1,052      2,455       (10)         -         1,042       2,455       3,497
Big Rapids, MI


                                                                                          LIFE ON WHICH
                                                                                         DEPRECIATION
                                                                                          IN LATEST
                                    ACCUMULATED                                            INCOME
                                    DEPRECIATION         DATE OF            DATE          STATEMENTS
   DESCRIPTION                          [b]            CONSTRUCTION       ACQUIRED       IS COMPUTED*
   -----------                      ------------       ------------       --------       -----------
Office Building                      $  405                1988           1989-90        40 years
Burbank, CA

Genetrix Building                       181                1971           1990           40 years
Scottsdale, AZ

Shopping Center                         471                1970           1990           40 years
Mesa, AZ

Office Building                          59                1985           1991           40 years
Stillwater, MN

Kinder Care #1182                        48                1990           1991           40 years
Kalamazoo, MI

Shopping Center                       1,194                1988        1991-92           40 years
Phoenix, AZ

Shopping Center                         598                1989           1992           40 years
Norton, VA

Shopping Center                         645                1992           1992           40 years
Perry, GA

Shopping Center                         451                1986           1992           40 years
Leesburg, FL

Shopping Center (50)%                   291                1990           1992           40 years
Knoxville, TN

Wal-Mart Building                       120                1992           1992           40 years
Berlin, WI

Wal-Mart Building                       179                1992           1992           40 years
Decatur, IN

Wal-Mart Building                       187                1992           1992           40 years
Big Rapids, MI

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                                 COST
                                                                           CAPITALIZED (SOLD)
                                                                             SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                                    INITIAL COST              ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                               -----------------------   ----------------------    ------------------------------
                                                         BUILDINGS AND             BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION                ENCUMBRANCES     LAND      IMPROVEMENTS    LAND      IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------                ------------     ----      -------------   ----      ------------    ----    ------------   -------
Wal-Mart Building                  5,276       2,118         4,942          -             -        2,118        4,942       7,060
Wyomissing, PA

Wal-Mart Building                  2,663       1,069         2,494          -             -        1,069        2,494       3,563
Brighton, CO

Wal-Mart Bldg.                    l4,888       1,963         4,580         30             -        1,993        4,580       6,573
  and outparcel
Temple, TX

Wal-Mart Building                  2,908       1,167         2,724          -             -        1,167        2,724       3,891
Wabash, IN

Mtn. Jacks #210310                     -         303           708          -             -          303          708       1,011
Mentor, OH

Mtn. Jacks #210303                   [1]         378         1,134          -             -          378        1,134       1,512
Dearborn Heights, MI

Autoworks #125                       [1]         105           332          -             -          105          332         437
Hastings, NE

Autoworks #138                       [1]         189           421          -             -          189          421         610
Grand Island, NE

Kinder Care #125                     [1]          63           146          -             -           63          146         209
Indianapolis, IN

Kinder Care #126                     [1]          63           146          -             -           63          146         209
Indianapolis, IN

Kinder Care #577                     [1]          60           238          -             -           60          238         298
High Ridge, MO

Kinder Care #162                     [1]          59           235          -             -           59          235         294
Fenton, MO


                                                                                           LIFE ON WHICH
                                                                                            DEPRECIATION
                                                                                             IN LATEST
                                         ACCUMULATED                                              INCOME
                                        DEPRECIATION          DATE OF            DATE          STATEMENTS
   DESCRIPTION                               [b]           CONSTRUCTION        ACQUIRED       IS COMPUTED*
   -----------                          ------------       -------------       --------       -------------
Wal-Mart Building                            376              1992                1992          40 years
Wyomissing, PA

Wal-Mart Building                            190              1992                1992          40 years
Brighton, CO

Wal-Mart Bldg.                               348              1992                1992          40 years
  and outparcel
Temple, TX

Wal-Mart Building                            207              1992                1992          40 years
Wabash, IN

Mtn. Jacks #210310                            60              1974                1992          40 years
Mentor, OH

Mtn. Jacks #210303                            86              1980                1992          40 years
Dearborn Heights, MI

Autoworks #125                                25              1988                1992          40 years
Hastings, NE

Autoworks #138                                32              1988                1992          40 years
Grand Island, NE

Kinder Care #125                              11              1975                1992          40 years
Indianapolis, IN

Kinder Care #126                              11              1976                1992          40 years
Indianapolis, IN

Kinder Care #577                              18              1980                1992          40 years
High Ridge, MO

Kinder Care #162                              18              1977                1992          40 years
Fenton, MO

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                                 COST
                                                                           CAPITALIZED (SOLD)
                                                                             SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                                   INITIAL COST               ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                              -----------------------    -----------------------   ------------------------------
                                                        BUILDINGS AND              BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION               ENCUMBRANCES     LAND      IMPROVEMENTS     LAND      IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------               ------------     ----      -------------    ----      ------------    ----    ------------   -------
Kinder Care #128                     -         90               211          -              -         90          211        301
Indianapolis, IN

Kinder Care #134                     -         90               211          -              -         90          211        301
Indianapolis, IN

Kinder Care #132                   [1]         63               146          -              -         63          146        209
Ft. Wayne, IN

Kinder Care #1075(61.36)%            -        212               495          -              -        212          495        707
Ventura, CA

DHG                                  -         74               110          -              -         74          110        184
Houston, TX

DHG                                  -        103               155          -              -        103          155        258
Houston, TX

Egghead Software                     -        172               258          -              -        172          258        430
Maplewood, MN

United Artists                       -        247               576          -              -        247          576        823
Pueblo, CO

Lowes Building                   3,876      1,325             3,446        530              -      1,855        3,446      5,301
Terra Haute, IN

Wal-Mart Building                6,712      2,631             6,140          -              -      2,631        6,140      8,771
Orland Hills, IL

Kmart Building                       -        698             1,297          -              -        698        1,297      1,995
Durango, CO

Kmart Building                       -      1,033             1,918          -              -      1,033        1,918      2,951
Albany, GA

Kmart Building                       -        951             1,767          -            152        951        1,919      2,870
DeSoto, TX

                                                                                LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                          ACCUMULATED                              INCOME
                                         DEPRECIATION     DATE OF       DATE      STATEMENTS
   DESCRIPTION                                [b]      CONSTRUCTION   ACQUIRED   IS COMPUTED*
   -----------                           ------------  ------------   --------   ------------
Kinder Care #128                              16           1976          1992      40 years
Indianapolis, IN

Kinder Care #134                              16           1976          1992      40 years
Indianapolis, IN

Kinder Care #132                              11           1976          1992      40 years
Ft. Wayne, IN

Kinder Care #1075(61.36)%                     38           1989          1992      40 years
Ventura, CA

DHG                                            8           1985          1992      40 years
Houston, TX

DHG                                           12           1985          1992      40 years
Houston, TX

Egghead Software                              20           1987          1992      40 years
Maplewood, MN

United Artists                                44           1977          1992      40 years
Pueblo, CO

Lowes Building                               219           1993       1992/1993    40 years
Terra Haute, IN

Wal-Mart Building                            429           1992          1993      40 years
Orland Hills, IL

Kmart Building                                77           1982          1993      40 years
Durango, CO

Kmart Building                               114           1981          1993      40 years
Albany, GA

Kmart Building                               124           1980          1993      40 years
DeSoto, TX

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------


                                                                       COST
                                                                 CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                          INITIAL COST               ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                     -----------------------   -----------------------   ------------------------------
                                               BUILDINGS AND             BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION      ENCUMBRANCES     LAND      IMPROVEMENTS    LAND      IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------      ------------     ----      -------------   ----      -------------   ----    ------------   -------
Kmart Building             -           912        1,693            -           19          912      1,712        2,624
Fargo, ND

Kmart Building             -           924        1,715            -            -          924      1,715        2,639
Omaha, NE

Kmart Building             -           892        1,656            -            -          892      1,656        2,548
Pine Bluff, AR

Kmart Building             -           836        1,553            -            -          836      1,553        2,389
Somerville, NJ

Kmart Building             -         1,293        2,401            -            -        1,293      2,401        3,694
Springfield, MO

Kmart Building             -           936        1,738            -          182          936      1,920        2,856
St. Charles, MO

Kmart Building             -           414          768            -            8          414        776        1,190
Waverly, OH

Lucky Building             -           698        1,295            -            -          698      1,295        1,993
Brandon, FL

Kroger Building            -           731         1,357           -            -           731     1,357        2,088
Clearfield, PA

Kroger Building            -           639         1,186           -            -           639     1,186        1,825
East Albany, GA

Kroger Building            -           722         1,340           -            -           722     1,340        2,062
James Island, SC

Safeway Building           -           790         1,466           -            -           790     1,466        2,256
Missouri City, TX

Kroger Building            -           817         1,517           -            -           817     1,517        2,334
Muscle Shoals, AL

                                                                                       LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                         IN LATEST
                                 ACCUMULATED                                              INCOME
                                 DEPRECIATION          DATE OF            DATE           STATEMENTS
   DESCRIPTION                        [b]           CONSTRUCTION        ACQUIRED        IS COMPUTED*
   -----------                   ------------       -------------       --------        ------------
Kmart Building                      105             1982                1993            40 years
Fargo, ND

Kmart Building                      102             1981                1993            40 years
Omaha, NE

Kmart Building                       98             1981                1993            40 years
Pine Bluff, AR

Kmart Building                       92             1982                1993            40 years
Somerville, NJ

Kmart Building                      143             1982                1993            40 years
Springfield, MO

Kmart Building                      140             1981                1993            40 years
St. Charles, MO

Kmart Building                       46             1981                1993            40 years
Waverly, OH

Lucky Building                       77             1982                1993            40 years
Brandon, FL

Kroger Building                      81             1982                1993            40 years
Clearfield, PA

Kroger Building                      70             1982                1993            40 years
East Albany, GA

Kroger Building                      80             1982                1993            40 years
James Island, SC

Safeway Building                     87             1982                1993            40 years
Missouri City, TX

Kroger Building                      90             1982                1993            40 years
Muscle Shoals, AL

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)
                                   ----------

                                                                       COST
                                                                 CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                          INITIAL COST              ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                      --------------------    ----------------------    ------------------------------
                                             BUILDINGS AND             BUILDINGS AND           BUILDINGS AND    TOTAL
   DESCRIPTION         ENCUMBRANCES   LAND    IMPROVEMENTS    LAND      IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------         ------------   ----   -------------    ----     -------------    ----    ------------   -------
Kroger Building               -         902       1,674           -           -           902       1,674        2,576
Ottawa, IL

Kroger Building               -         703       1,305           -           -           703       1,305        2,008
Scottsboro, AL

Ben Franklin Building         -         511         949           -           -           511         949        1,460
Tucson, AZ

Payless Drug Building         -         389         723           -           -           389         723        1,112
Yuma, AZ

Lucky Building                -         471         875           -           -           471         875        1,346
Phoenix, AZ

Lucky Building                -         558       1,037           -           -           558       1,037        1,595
Coralville, IA

Lucky Building                -         588       1,093           -           -           588       1,093        1,681
Decatur, IL

Lucky Building                -         744       1,382           -           -           744       1,382        2,126
Dubuque, IA

Lucky Building                -         617       1,145           -           -           617       1,145        1,762
Hobart, IN

Lucky Building                -         435         809           -           -           435         809        1,244
Mesa, AZ

Lucky Building                -         511         948           -           -           511         948        1,459
Michigan City, IN

Lucky Building                -         735       1,365           -           -           735       1,365        2,100
Moline, IL

Lucky Building                -         908       1,686           -           -           908       1,686        2,594
New Lenox, IL

                                                                                               LIFE ON WHICH
                                                                                                DEPRECIATION
                                                                                                 IN LATEST
                                                          ACCUMULATED                               INCOME
                                                         DEPRECIATION     DATE OF      DATE      STATEMENTS
   DESCRIPTION                                                [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
   -----------                                           ------------  ------------  --------   ------------
Kroger Building                                                100         1982        1993       40 years
Ottawa, IL

Kroger Building                                                 77         1981        1993       40 years
Scottsboro, AL

Ben Franklin Building                                           56         1984        1993       40 years
Tucson, AZ

Payless Drug Building                                           43         1980        1993       40 years
Yuma, AZ

Lucky Building                                                  43         1981        1993       40 years
Phoenix, AZ

Lucky Building                                                  62         1981        1993       40 years
Coralville, IA

Lucky Building                                                  65         1983        1993       40 years
Decatur, IL

Lucky Building                                                  82         1980        1993       40 years
Dubuque, IA

Lucky Building                                                  68         1983        1993       40 years
Hobart, IN

Lucky Building                                                  48         1982        1993       40 years
Mesa, AZ

Lucky Building                                                  56         1983        1993       40 years
Michigan City, IN

Lucky Building                                                  81         1981        1993       40 years
Moline, IL

Lucky Building                                                 100         1982        1993       40 years
New Lenox, IL

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)
                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                       -----------------------   -----------------------   ------------------------------
                                                 BUILDINGS AND             BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION        ENCUMBRANCES     LAND      IMPROVEMENTS    LAND      IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------        ------------     ----      -------------   ----      -------------   ----    -------------  -------
Lucky Building               -           673         1,249           -           -           673       1,249        1,922
Peoria, IL

Kroger Building              -           862         1,601           -           -           862       1,601        2,463
Pittsburgh, PA

Lucky Building               -           582         1,081           -           -           582       1,081        1,663
Springfield, IL

Lucky Building               -           744         1,382           -           -           744       1,382        2,126
Sterling, IL

Lucky Building               -           364           676           -           -           364         676        1,040
Tucson, AZ

Kroger Building              -           670         1,243           -           -           670       1,243        1,913
Waterloo, IL

Safeway Building             -           906         1,683           -           -           906       1,683        2,589
Muskogee, OK

Safeway Building             -           778         1,445           -           -           778       1,445        2,223
Sherwood, AR

Safeway Building             -           739         1,373           -           -           739       1,373        2,112
West Monroe, LA

Rite Aid Building            -           176           328           -           -           176         328          504
East Albany, GA

Super X Building             -           195           363           -           -           195         363          558
Muscle Shoals, AL

Shopping Center            5,157       1,888         4,981           -          23         1,888       5,004        6,892
Elizabethtown, KY

Shopping Center            4,717         629         5,555           -          24           629       5,579        6,208
Glasgow, KY

                                                                                           LIFE ON WHICH
                                                                                             DEPRECIATION
                                                                                              IN LATEST
                                     ACCUMULATED                                               INCOME
                                    DEPRECIATION           DATE OF            DATE           STATEMENTS
   DESCRIPTION                           [b]            CONSTRUCTION        ACQUIRED        IS COMPUTED*
   -----------                      ------------        ------------        --------        ------------
Lucky Building                           74                1983               1993             40 years
Peoria, IL

Kroger Building                          95                1982               1993             40 years
Pittsburgh, PA

Lucky Building                           64                1982               1993             40 years
Springfield, IL

Lucky Building                           82                1980               1993             40 years
Sterling, IL

Lucky Building                           40                1983               1993             40 years
Tucson, AZ

Kroger Building                          74                1982               1993             40 years
Waterloo, IL

Safeway Building                        100                1981               1993             40 years
Muskogee, OK

Safeway Building                         86                1981               1993             40 years
Sherwood, AR

Safeway Building                         82                1981               1993             40 years
West Monroe, LA

Rite Aid Building                        19                1982               1993             40 years
East Albany, GA

Super X Building                         22                1982               1993             40 years
Muscle Shoals, AL

Shopping Center                         360                1992               1993             40 years
Elizabethtown, KY

Shopping Center                         391                1992               1993             40 years
Glasgow, KY

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                               COST
                                                                         CAPITALIZED (SOLD)
                                                                           SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                                  INITIAL COST               ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                             -----------------------   -----------------------   -------------------------------
                                                       BUILDINGS AND             BUILDINGS AND           BUILDINGS AND    TOTAL
   DESCRIPTION              ENCUMBRANCES     LAND      IMPROVEMENTS    LAND      IMPROVEMENTS    LAND    IMPROVEMENTS      [a]
   -----------              ------------     ----      -------------   ----      -------------   ----    ------------   --------
Shopping Center                 8,743         3,469        8,125         -               -        3,469        8,125      11,594
Deland, FL

Shopping Center                 3,209         1,655        3,074         -               6        1,655        3,080       4,735
Irving, TX

Shopping Center                     -         2,689        4,994        35             144        2,724        5,138       7,862
Ashland, OH

Shopping Center                     -         3,188        5,921         -              23        3,188        5,944       9,132
Covington, GA

Kmart Building                      -           564        1,048         -               -          564        1,048       1,612
Atlantic, IA

Kash N' Karry Building              -           378          702         -               -          378          702       1,080
Homosassa Springs, FL

Shopping Center (94.17)%            -         1,779        3,305        44             159        1,823        3,464       5,287
Brooksville, FL

Shopping Center (94.17)%            -         1,552        2,882        58             113        1,610        2,995       4,605
Celina, OH

Shopping Center (94.17)%        2,455           984        1,827        62             118        1,046        1,945       2,991
Albemarle, NC

Shopping Center (94.17)%            -           656        1,219        21              40          677        1,259       1,936
Marion, IN

Shopping Center (94.17)%            -           568        1,056        71             133          639        1,189       1,828
Warsaw, IN

Shopping Center (94.17)%        3,060         1,618        3,013        80             148        1,698        3,161       4,859
Terre Haute, IN

Office Building                 1,889           753        1,762         -               5          753        1,767       2,520
San Diego, CA

                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                          IN LATEST
                                                 ACCUMULATED                                INCOME
                                                DEPRECIATION      DATE OF      DATE       STATEMENTS
   DESCRIPTION                                       [b]       CONSTRUCTION  ACQUIRED    IS COMPUTED*
   -----------                                  ------------   ------------  --------    ---------- --
Shopping Center                                      521          1993         1993        40 years
Deland, FL

Shopping Center                                      177          1987         1993        40 years
Irving, TX

Shopping Center                                      294          1990         1993        40 years
Ashland, OH

Shopping Center                                      304          1991         1993        40 years
Covington, GA

Kmart Building                                        51          1980         1994        40 years
Atlantic, IA

Kash N' Karry Building                                34          1982         1994        40 years
Homosassa Springs, FL

Shopping Center (94.17)%                             156          1987         1994        40 years
Brooksville, FL

Shopping Center (94.17)%                             132          1990         1994        40 years
Celina, OH

Shopping Center (94.17)%                              84          1988         1994        40 years
Albemarle, NC

Shopping Center (94.17)%                              56          1989         1994        40 years
Marion, IN

Shopping Center (94.17)%                              50          1989         1994        40 years
Warsaw, IN

Shopping Center (94.17)%                             139          1989         1994        40 years
Terre Haute, IN

Office Building                                       87          1988         1994        40 years
San Diego, CA

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                       -----------------------   -----------------------   ------------------------------
                                                 BUILDINGS AND             BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION        ENCUMBRANCES     LAND      IMPROVEMENTS    LAND      IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------        ------------     ----      -------------   ----      ------------    ----    ------------   -------
Shopping Center            4,398        2,431       4,515            -            14       2,431      4,529        6,960
Hilton Head, SC

Shopping Center                -        2,028       3,767            -             -       2,028      3,767        5,795
Lake Wales, FL

Shopping Center            8,165        3,882       7,209            -             6       3,882      7,215       11,097
Versailles, KY

Shopping Center                -        1,300       2,415            -           257       1,300      2,672        3,972
Mesa, AZ

Shopping Center            5,389        3,351       6,223            -            18       3,351      6,241        9,592
London, KY

Q-Club Building                -        1,822       3,385            -             -       1,822      3,385        5,207
Scottsdale, AZ

Q-Club Building                -        1,813       3,366            -             -       1,813      3,366        5,179
Phoenix, AZ

Lowe's Building            4,265        2,187       4,061            -             -       2,187      4,061        6,248
Middletown, OH

Shopping Center            2,265        1,035       1,924           69           127       1,104      2,051        3,155
Kannapolis, NC

Shopping Center            4,107        2,109       3,917            -             -       2,109      3,917        6,026
Asheboro, NC

Shopping Center            2,634        1,100       2,043            -             -       1,100      2,043        3,143
Kernersville, NC

Shopping Center            3,363        1,846       3,429            -             -       1,846      3,429        5,275
Roxboro, NC

Shopping Center            5,462        2,335       4,337            -             -       2,335      4,337        6,672
Siler City, NC

                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                    IN LATEST
                         ACCUMULATED                                               INCOME
                         DEPRECIATION           DATE OF            DATE           STATEMENTS
   DESCRIPTION              [b]              CONSTRUCTION        ACQUIRED        IS COMPUTED*
   -----------           ------------        ------------        --------        ------------
Shopping Center             204                 1994               1994            40 years
Hilton Head, SC

Shopping Center             153                 1994               1994            40 years
Lake Wales, FL

Shopping Center             308                 1994               1994            40 years
Versailles, KY

Shopping Center             136                 1981               1994            40 years
Mesa, AZ

Shopping Center             263                 1994               1994            40 years
London, KY

Q-Club Building             117                 1994               1994            40 years
Scottsdale, AZ

Q-Club Building             136                 1994               1994            40 years
Phoenix, AZ

Lowe's Building             190                 1993               1994            40 years
Middletown, OH

Shopping Center              53                 1992               1994            40 years
Kannapolis, NC

Shopping Center              69                 1988               1995            40 years
Asheboro, NC

Shopping Center              27                 1988               1995            40 years
Kernersville, NC

Shopping Center              47                 1989               1995            40 years
Roxboro, NC

Shopping Center              59                 1988               1995            40 years
Siler City, NC

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                             INITIAL COST              ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                       -----------------------   -----------------------   ------------------------------
                                                 BUILDINGS AND             BUILDINGS AND             BUILDINGS AND   TOTAL
   DESCRIPTION        ENCUMBRANCES     LAND      IMPROVEMENTS    LAND      IMPROVEMENTS    LAND      IMPROVEMENTS     [a]
   -----------        ------------     ----      -------------   ----      -------------   ----      ------------   -------
Shopping Center               -           2,267       4,211           -            -          2,267       4,211        6,478
Wadesboro, NC

Shopping Center           1,916             824       1,531           -            -            824       1,531        2,355
Jonesville, NC

Shopping Center               -           2,876       5,341           -            -          2,876       5,341        8,217
Kinston, NC

Shopping Center           2,500           1,157       2,149           -            -          1,157       2,149        3,306
Hilton Head, SC

Shopping Center           2,580           1,325       2,461           -            -          1,325       2,461        3,786
Hendersonville, TN

Shopping Center               -             807       1,499           -            -            807       1,499        2,306
Manchester, TN

All encompassing
  mortgage debt on
  properties marked
  [1] above               2,948               -           -           -            -              -           -            -
                       --------        --------    --------      ------      -------       --------     --------    --------
                       $123,813        $121,073    $246,857      $1,321      $ 4,155       $122,394     $251,012    $373,406
                       ========        ========    ========      ======      =======       ========     ========    ========

                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                ACCUMULATED                                               INCOME
                               DEPRECIATION           DATE OF            DATE           STATEMENTS
   DESCRIPTION                      [b]            CONSTRUCTION        ACQUIRED        IS COMPUTED*
   -----------                 ------------        ------------        --------        ------------
Shopping Center                      39                1988              1995             40 years
Wadesboro, NC

Shopping Center                      21                1988              1995             40 years
Jonesville, NC

Shopping Center                      61                1991              1995             40 years
Kinston, NC

Shopping Center                      11                1989              1995             40 years
Hilton Head, SC

Shopping Center                       8                1989              1995             40 years
Hendersonville, TN

Shopping Center                       2                1990              1995             40 years
Manchester, TN

All encompassing
  mortgage debt on
  properties marked
  [1] above                           -
                                -------
                                $14,909
                                =======


Listing does not include one real estate property held for sale in Scottsdale, AZ. The net carrying cost of this property is $8,519.

* Tenant improvements and other costs capitalized subsequent to acquisition are depreciated over 2 - 40 years.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)
                                   ----------



[a] Reconciliation of total real estate carrying value for the past three years is as follows:


                                                    1995             1994             1993
                                                    ----             ----             ----
Balance at beginning of year                      $359,459         $277,412         $113,639
Acquisitions                                        47,583           84,926          163,768
Improvements and other additions                     2,473            1,554            1,427
Cost of property sold                              (27,590)          (4,433)          (1,422)
                                                  --------         --------         --------


Balance at end of year                            $381,925         $359,459         $277,412
                                                  ========         ========         ========


Total cost for federal income tax purposes
at the end of each year (difference is
from tax free exchanges)                          $381,062         $358,689         $276,642
                                                  ========         ========         ========


[b] Reconciliation of accumulated depreciation for the past three years is as follows:


                                                   1995               1994             1993
                                                   ----               ----             ----
Balance at beginning of year                      $10,228           $ 4,270           $  998

Depreciation expense                                6,845             6,038            3,369

Deletions - property sold                          (1,918)              (80)             (97)

Reclass to real estate held for sale                 (246)             --               --
                                                  -------           -------           ------

Balance at end of year                            $14,909           $10,228           $4,270
                                                  =======           =======           ======