Form 10-K405/A
period 1995-12-31
EXCEL REALTY TRUST INC
filed 1996-05-08
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- -------------------------------------------------------------------------------

                           FORM 10-K/A AMENDMENT NO. 1
                   Annual Report Under Sections 13 Or 15(d) Of
                       The Securities Exchange Act of 1934

- -------------------------------------------------------------------------------
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

Principal Tenants

Wal-Mart Stores, Inc. ("Wal-Mart") is the Company's largest tenant in terms of both GLA and base rental revenues. Wal-Mart is the nation's largest retailer and operates over 2,000 discount department stores, over 400 warehouse clubs and four hypermarkets. Wal-Mart is listed on the New York Stock Exchange and as of December 31, 1995, had credit ratings of AA from Standard and Poor's Corporation ("Standard and Poor's") and Aa2 from Moody's Investor Services, Inc. ("Moody's").

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


Wal-Mart and Kmart are publicly traded companies and financial and other information regarding these tenants is on file with the Commission.

The table below sets forth information concerning the five largest tenants of the Company and its subsidiaries at December 31, 1995:

                                                             Percent of                            Percent of
                                                               Company                            Company Total
                     Number               Total GLA           Total GLA             Scheduled       Scheduled
Tenant               Leases               Under Lease        Under Leases             ABR              ABR
- ------               ------               -----------        ------------             ---              ---
                                         (in thousands)                          (in thousands)
Wal-Mart               18                       1,543           20.9%                $ 6,618            14.7%
Kmart                  17                       1,373           18.6%                  6,501            14.5%
Kroger                 14                         504            6.8%                  3,242             7.2%
Lucky                  15                         484            6.6%                  2,796             6.2%
Food Lion              11                         299            4.1%                  1,669             3.7%
                      ---                      ------           -----                -------           ------
                       75                       4,203           57.0%               $ 20,826            46.3%
                      ===                      ======          ======                =======           ======

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31
                                        --------------------------------------------------------
                                        1995         1994         1993         1992         1991
                                        ----         ----         ----         ----         ----
                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT DATA

Total revenue                         $ 55,229     $ 41,014     $ 22,525     $  5,827     $  2,472


Operating and G&A expenses              15,470        7,278        5,049        2,749          882

Depreciation and amortization            6,933        6,887        4,186          608          280


Net operating income                    32,826       26,849       13,290        2,470        1,310

Interest expense                        22,458       14,190        9,360        2,218        1,340

Net income                              18,192       13,796        3,232          454           65

Per share data:

   Net income                         $   1.51     $   1.27     $   0.55     $   0.41     $   0.11

   Distributions                       1.32[a]         1.71         1.42         1.14         1.02

Weighted average number of shares       12,084       10,883        5,878        1,110          615


BALANCE SHEET DATA

Net real estate                       $372,016     $349,255     $273,362     $112,971     $ 22,890

Total assets                           428,307      375,100      290,226      116,621       24,768

Mortgages payable                      123,813      201,157      113,487       89,442       14,582

Notes payable                           86,984           15        6,575        1,102           16

Stockholders' equity                   208,678      163,898      161,962       22,312        9,649

- -----------


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

Interest expense increased from $14,190,000 in 1994 to $22,458,000 in 1995, or 58%. The increase is primarily attributable to additional outstanding debt and loan costs written-off during 1995. In December 1995, upon obtaining a new credit facility, the Company repaid its securitized mortgage financing known as a Real Estate Mortgage Investment Conduit ( the "REMIC") and a former bank line. The Company wrote-off loan costs of $2,806,000 related to the REMIC debt, and $254,000 related to the former bank line. Total loan costs written-off in 1995 including other REMIC debt repayments during the year amounted to $3,663,000. Additionally, the Company wrote-down its interest rate protection agreement by $790,000. Loan costs written off in 1994 and charged to interest expense in 1994 were $88,000. Finally, overall mortgages and notes payable increased. At December 31, 1995, mortgage and notes payable of $210,797,000 were $9,625,000 greater than the debt of $201,172,000 outstanding at December 31, 1994.

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

In December 1995, the Company received a two-year unsecured revolving credit facility for up to $150,000,000 through December 1997 from a consortium of six banks (the "Credit Facility"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. Upon obtaining the Credit Facility, the Company borrowed $82,800,000. The proceeds were used primarily to repay the outstanding REMIC debt of $76,000,000, to repay a former bank line, and to pay loan costs. With the Company's unsecured real estate base at December 31, 1995, the Company had an additional $16,000,000 available under the Credit Facility. The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.5% at December 31, 1995), while the REMIC carried interest rates of LIBOR + 0.6% to 0.8%, plus a servicing fee of 0.1865%. Although the REMIC debt carried lower interest rates than the Credit Facility, the Company believes that other capital resources may become accessible at lower costs with the increase in the Company's unsecured real estate portfolio. The Company also has a $4,000,000 line of credit due September 1996 and an unsecured $1,000,000 revolving bank line. The amounts from these facilities were primarily used to loan funds to ERT Development Corporation (see results of operations). Approximately $800,000 in total is available under these two facilities at December 31, 1995. During the year, the Company also used other former loan agreements to make loans to ERP (see below) and fund other operating costs.

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

The Company calculates funds from operations ("FFO") as net income plus depreciation, amortization, amortized loan and leasing commission costs and loan costs written off, before gains or losses on real estate sales. FFO does not represent cash flows from operations as defined by generally accepted accounting principles nor may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the past three years (in thousands except per share amounts):


                                                     1995          1994         1993
                                                     ----          ----         ----
Net income                                         $ 18,192      $ 13,796     $  3,232
Depreciation:
  Buildings                                           6,314         5,685        3,157
  Tenant improvements                                   531           353          213
Amortization (1):
  Leasing commissions                                   724           166          157
  Management contract                                  --             766          766
  Organization costs                                      4             2         --
Loan costs written off                                4,453            88          110
Buy out of advisory contract                           --            --          1,655
(Gain) loss on sale of buildings                     (3,682)          108         (399)
                                                   --------      --------     --------
Funds from operations - revised definition (2)       26,536        20,964        8,891
  Loan cost amortization                              1,240           824          117
  Depreciation on furniture, equipment
     and vehicles                                        85            81           50
                                                   --------      --------     --------
Funds from operations                              $ 27,861      $ 21,869     $  9,058
                                                   ========      ========     ========






Other Information:
  Leasing commissions paid                         $    335      $    329     $    228
  Tenant improvements paid                              741         1,095          796
  Building improvements paid                            716           459          631

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


RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company intends to adopt FAS 121 in 1996. The financial statement impact of adopting FAS 121 is not expected to be material.


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


23.1      Consent of Coopers and Lybrand L.L.P. (5)


27.1      Financial data schedules. (4)
- ----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-063160, filed with the Commission on May 21, 1993, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(2) Incorporated by reference from the Company's report on Form 10-K dated March 30, 1994 in which this exhibit bore the same number, unless otherwise indicated.

(3) Incorporated by reference from the Company's report on Form 10-K dated March 13, 1995 in which this exhibit bore the same number, unless otherwise indicated.

(4)       Previously filed on Form 10-K dated, March 7, 1996.


(5)       Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                EXCEL REALTY TRUST, INC.

DATED:            May 8, 1996                   By:      /s/ David A. Lund
                                                    ----------------------
                                                        DAVID A. LUND
                                                        Chief Financial Officer

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



                                                                                                              PAGE
                                                                                                              ----
1.   CONSOLIDATED FINANCIAL STATEMENTS:

           Report of Independent Accountants...................................................................F-2

           Consolidated Balance Sheets
              December 31, 1995 and 1994.......................................................................F-3

           Consolidated Statements of Income
              Years Ended December 31, 1995, 1994 and 1993.....................................................F-4

           Consolidated Statements of Changes in Stockholders' Equity
              Years Ended December 31, 1995, 1994 and 1993.....................................................F-5

           Consolidated Statements of Cash Flows
              Years Ended December 31, 1995, 1994 and 1993.....................................................F-6

           Notes to Consolidated Financial Statements..........................................................F-7

2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

           Schedule II - Valuation and Qualifying Accounts
              Years Ended December 31, 1995, 1994 and 1993....................................................F-19

           Schedule III - Real Estate and Accumulated Depreciation
              December 31, 1995...............................................................................F-20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Excel Realty Trust, Inc.


We have audited the consolidated financial statements and the financial statement schedules of Excel Realty Trust, Inc. and subsidiaries as listed in the index on page F-1 of this Form 10-K/A. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.


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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------


                                                                        1995           1994
                                                                      ---------      ---------
                                 ASSETS

Real estate:
    Land                                                              $ 122,394      $ 115,614
    Buildings                                                           251,012        243,869
       Less accumulated depreciation                                    (14,909)       (10,228)
    Real estate held for sale                                            13,519           --
                                                                      ---------      ---------

                  Net real estate                                       372,016        349,255

Cash                                                                      9,812          4,131
Escrow and other cash deposits                                           14,890          2,494
Accounts receivable, less allowance for bad debts of
    $726 and $318 in 1995 and 1994, respectively                          2,156          1,443
Notes receivable from affiliates                                         18,561           --
Notes receivable - other                                                  4,289          9,099
Loan acquisition costs                                                    2,662          5,060
Other assets                                                              3,921          3,618
                                                                      ---------      ---------

                                                                      $ 428,307      $ 375,100
                                                                      =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                 $ 123,813      $ 201,157
    Notes payable                                                        86,984             15
    Accounts payable and accrued liabilities                              4,806          2,683
    Distributions payable                                                  --            4,685
    Deferred rental income                                                2,760          1,713
    Other liabilities                                                     1,266            949
                                                                      ---------      ---------

                  Total liabilities                                     219,629        211,202
                                                                      ---------      ---------

Commitments and contingencies                                              --             --

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized          --             --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       13,171,352 and 10,883,570 shares issued and outstanding
       in 1995 and 1994, respectively                                       132            109
    Additional paid-in capital                                          218,531        175,702
    Accumulated distributions in excess of net income                    (9,985)       (11,913)
                                                                      ---------      ---------

                  Total stockholders' equity                            208,678        163,898
                                                                      ---------      ---------

                                                                      $ 428,307      $ 375,100
                                                                      =========      =========

    The accompanying notes are an integral part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------


                                              1995          1994          1993
                                            --------      --------      --------
Revenue:
    Base rent                               $ 51,160      $ 38,603      $ 20,736
    Percentage rent                              293           197           519
    Expense reimbursements                     3,776         2,214         1,270
                                            --------      --------      --------

       Total revenue                          55,229        41,014        22,525
                                            --------      --------      --------

Operating expenses:

    Master lease                               4,681          --            --
    Property taxes                             2,877         1,822         1,199
    General and administrative expenses        2,821         2,611         1,902
    Repairs and maintenance                    1,861         1,007           621
    Utilities                                    923           752           577
    Other property expenses                    2,307         1,086           750
    Depreciation and amortization              6,933         6,887         4,186
                                            --------      --------      --------

       Total operating expenses               22,403        14,165         9,235
                                            --------      --------      --------

       Operating income                       32,826        26,849        13,290

Other income (expense):
    Interest expense                         (22,458)      (14,190)       (9,360)
    Interest and other income                  4,141         1,245           558
    Buy out of advisory contract                --            --          (1,655)
                                            --------      --------      --------


       Income before real estate sales        14,509        13,904         2,833

Gain (loss) on sale of real estate             3,683          (108)          399
                                            --------      --------      --------

       Net income                           $ 18,192      $ 13,796      $  3,232
                                            ========      ========      ========

Net income per common share                 $   1.51      $   1.27      $   0.55
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

                                   ----------


                                                                                      ACCUMULATED
                                                                                      DISTRIBUTIONS
                                                                                      IN EXCESS OF
                                                                                      NET INCOME       ACCUMULATED
                                          COMMON STOCK                 ADDITIONAL     OTHER THAN       UNDISTRIBUTED      TOTAL
                                       ----------------------           PAID-IN       GAIN ON SALE     GAIN ON SALE    STOCKHOLDERS'
                                       NUMBER          AMOUNT           CAPITAL       OF PROPERTIES    OF PROPERTIES      EQUITY
                                       ------          ------           -------       -------------    -------------      ------
Balance at January 1, 1993           1,798,739      $    23,439      $      --        $    (1,127)     $      --        $    22,312
Change in par value of common
     stock                                --            (23,421)          23,421             --               --               --
Common stock no longer subject
     to repurchase                      64,438                1              966             --               --                967
Issuance of new shares of
     common stock                    8,606,128               86          155,630             --               --            155,716
Redemption of common stock              (3,662)            --                (61)            --               --                (61)
Selling expenses                          --               --            (10,994)            --               --            (10,994)
Net income                                --               --               --              2,833              399            3,232
Distributions declared                    --               --               --             (8,811)            (399)          (9,210)
                                   -----------      -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1993        10,465,643              105          168,962           (7,105)            --            161,962
Issuance of new shares of
     common stock                      462,927                5            7,476             --               --              7,481
Repurchase  of common stock            (45,000)              (1)            (736)            --               --               (737)
Net income                                --               --               --             13,796             --             13,796
Distributions declared                    --               --               --            (18,604)            --            (18,604)
                                   -----------      -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1994        10,883,570              109          175,702          (11,913)            --            163,898
Issuance of new shares of
     common stock                    2,287,783               23           45,641             --               --             45,664
Selling expenses                          --               --             (2,812)            --               --             (2,812)
Net income                                --               --               --             18,192            3,683           21,875
Distributions declared                    --               --               --            (16,264)          (3,683)         (19,947)
                                   -----------      -----------      -----------      -----------      -----------      -----------
Balance at December 31, 1995        13,171,353      $       132      $   218,531      $    (9,985)     $      --        $   208,678
                                   ===========      ===========      ===========      ===========      ===========      ===========



    The accompanying notes are an integral part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                   ----------


                                                                     1995           1994           1993
                                                                  ---------      ---------      ---------
Cash flows from operating activities:
   Net income                                                     $  18,192      $  13,796      $   3,232
   Adjustments to reconcile net income to net cash provided
      by operations:
         Depreciation                                                 6,929          6,119          3,420
         Amortization of loan costs and leasing commissions           6,417          1,085            386
         Amortization                                                     4            768            766
         (Gain) loss on sale of real estate                          (3,683)           108           (399)
         Provision for bad debts, net of accounts written off           409             19            250
         Buy out of advisory contract                                  --             --            1,655
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Accounts receivable                                      (1,121)         2,401         (3,351)
            Other assets                                             (1,843)          (380)          (261)
          Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                  2,213            (10)           492
            Other liabilities                                         1,378            746             73
                                                                  ---------      ---------      ---------
               Net cash provided by operating activities             28,895         24,652          6,263
                                                                  ---------      ---------      ---------
Cash flows from investing activities:
   Advances for notes receivable                                    (36,881)       (11,154)        (3,710)
   Proceeds from real estate sales                                   29,397          4,244            966
   Real estate acquisitions and building improvements               (26,281)       (55,399)      (109,315)
   Principal payments on notes receivable                            23,130          5,999          1,269
   Escrow and other deposits paid                                   (17,146)        (8,020)          (201)
   Escrow and other deposits collected                                4,751          5,717          1,131
   Other                                                             (5,395)          (259)          (745)
                                                                  ---------      ---------      ---------
               Net cash used in investing activities                (28,425)       (58,872)      (110,605)
                                                                  ---------      ---------      ---------

Cash flows from financing activities:
   Principal payments of mortgages and notes payable               (118,516)       (52,569)       (31,667)
   Proceeds from mortgages and notes payable                        105,253        109,574         14,953
   Issuance of common stock                                          44,451            891        143,965
   Distributions paid                                               (20,949)       (18,240)        (5,046)
   Selling and offering costs                                        (2,812)           (36)       (10,994)
   Loan costs paid                                                   (2,216)        (5,909)        (1,869)
   Repurchase and redemption of common stock                           --             (736)           (61)
                                                                  ---------      ---------      ---------
               Net cash provided by financing activities              5,211         32,975        109,281
                                                                  ---------      ---------      ---------

               Net increase (decrease) in cash                        5,681         (1,245)         4,939

Cash at beginning of year                                             4,131          5,376            437
                                                                  ---------      ---------      ---------

Cash at end of year                                               $   9,812      $   4,131      $   5,376
                                                                  =========      =========      =========

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Excel Mortgage Funding Corporation, Excel Credit Corporation, Excel Realty Trust - NC, Excel Realty Trust - TX, Excel Realty - NE, Inc., Excel Realty Trust - ST, Inc., and Excel Realty - PA, Inc. Intercompany accounts and transactions have been eliminated.

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


      RECENT ACCOUNTING PRONOUNCEMENT

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. The financial statement impact of adopting FAS 121 is not expected to be material.


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

6.    MASTER LEASE AND OPTION AGREEMENT:


      In January 1995, the Company entered into master lease and option agreements with respect to eleven shopping centers in North Carolina. The master leases required the payment equal to eight percent of the lessor/sellers equity in the properties and gave the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company received all cash flow in excess of the master lease expense. The master lease expense included master lease and interest payments from debt service which totaled $4,681,000. Accordingly, all of the rent revenue and related operating expenses of these properties have been consolidated in the Company's consolidated financial statements. The option agreements gave the Company the option to purchase the properties. In 1995, the Company purchased seven of the properties (see
      Note 3). The Company terminated the master lease and purchase option on one property on December 31, 1995. In January and February of 1996, the Company purchased the three remaining properties for approximately $32,000,000 assuming mortgage debt of approximately $22,000,000. Upon purchase of these properties, the Company received funds of $3,225,000 it had on deposit in an escrow account related to the option agreements and the remaining master leases were canceled.


Continued                            F-10

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 7.   NOTES RECEIVABLE (IN THOUSANDS):

      The Company had the following notes receivable at December 31, 1995 and 1994:

                                                                 1995        1994
                                                               -------     -------
Notes from affiliates, interest on 12-14% per annum,
collateralized by real estate.  Due on demand
(see Note 8 and 16)                                            $18,561     $  --

Notes from development companies, monthly interest
from 10% - 14% per annum.  Maturity dates vary
depending on the completion or sale of certain properties        3,500       8,306

Other                                                              789         793
                                                               -------     -------

         Total                                                 $22,850     $ 9,099
                                                               =======     =======

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

Continued                            F-11

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


9.    MORTGAGES PAYABLE, (IN THOUSANDS):

      The Company had the following mortgages payable at December 31, 1995 and 1994:

                                                                                1995         1994
                                                                              --------     --------
Mortgage notes at 6.86% to 10%, payable in installments through 2018
     (monthly payments at December 31, 1995 of $1,153), collateralized by real estate and an assignment of rents:

         Pass through certificates/bonds:
           Public                                                             $   --       $ 96,486
           Private                                                              29,907       31,187
         Insurance companies                                                    67,356       68,622
         Banks                                                                  23,602        1,914
         Other                                                                   2,948        2,948
                                                                              --------     --------

              Total mortgages payable                                         $123,813     $201,157
                                                                              ========     ========

      The principal payments required to be made on mortgages payable are as follows:

               YEAR
               ----
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

Continued                            F-12

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 10.  NOTES PAYABLE (IN THOUSANDS):

      The Company had the following notes payable at December 31, 1995 and 1994:

                                                                                    1995        1994
                                                                                    ----        ----
      Unsecured credit agreement of $150,000, interest
      at LIBOR + 1.75%  (7.5% at December 31, 1995)                                $82,800     $  --

      Line of credit of $4,000 payable to a financial institution, interest at the lender's base rate plus 1.25%
      (8.91% at December 31, 1995)                                                   3,184        --

      Unsecured revolving line of credit of $1,000, interest
      at 9.5%                                                                        1,000        --

      Other                                                                           --            15
                                                                                   -------     -------

               Total notes payable                                                 $86,984     $    15
                                                                                   =======     =======

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

      The Company acquired real estate properties and interests in partnerships, without the use of cash, for the years ended December 31, 1995, 1994, and 1993 as summarized below:

                                                                1995          1994         1993
                                                              --------      --------     --------

               Mortgage notes payable assumed                 $ 22,888      $ 24,106     $ 48,810
               Common stock issued                               1,213         6,626        6,221
               Other assets received and payables assumed         (104)          154          651
                                                              --------      --------     --------
                 Net real estate acquired without cash        $ 23,997      $ 30,886     $ 55,682
                                                              ========      ========     ========

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

               YEAR
               ----
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

Continued                            F-16

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------




17.   OPTIONS AND WARRANTS, CONTINUED:

      Stock option and warrant activity is summarized below:                                       EXERCISE PRICE
                                                                                 SHARES               PER SHARE
                                                                                 ------               ---------
               Outstanding at January 1, 1993                                     11,662               $13.92

               Stock options granted - 1993                                       11,662               $13.92
               Stock options granted - 1993                                      325,000               $19.75
               Stock options exercised - 1993                                     (9,996)              $13.92
               Warrants issued - 1993                                            253,591           $15.00 - $18.15

               Stock options granted - 1994                                       14,000               $20.13
               Stock options exercised - 1994                                     (3,332)              $13.92

               Stock options granted - 1995                                        3,000               $16.38
               Stock options granted - 1995                                       14,000               $19.63
               Stock options granted - 1995                                      131,250               $19.25
               Warrants expired - 1995                                           (18,028)              $18.15
               Warrants exercised - 1995                                         (87,585)          $15.00 - $18.15
                                                                                 -------           ---------------

               Outstanding December 31, 1995                                     645,224           $13.92 - $20.25
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

21.   QUARTERLY FINANCIAL DATA (UNAUDITED):

      Summarized quarterly financial data for the periods ended December 31, 1995 and 1994 is as follows (in thousands except per share amounts):

                                                                                      NET INCOME
                                                     REVENUES         NET INCOME       PER SHARE
                                                     --------         ----------       ---------
           1995:
           December 31                               $ 15,301            $ 5,048          $ 0.39
           September 30                                13,521              5,534            0.43
           June 30                                     12,981              3,693            0.33
           March 31                                    13,426              3,917            0.36

           1994:
           December 31                               $ 11,095            $ 3,501          $ 0.32
           September 30                                10,648              3,537            0.33
           June 30                                     10,144              3,514            0.32
           March 31                                     9,127              3,244            0.30

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                   ----------

                                                                        ADDITIONS         DEDUCTIONS
                                                                        ---------         ----------
                                                                                           ACCOUNTS
                                                       BALANCE AT       CHARGED TO        RECEIVABLE      BALANCE AT
                                                        BEGINNING        BAD DEBT          WRITTEN          END OF
         DESCRIPTION                                    OF YEAR          EXPENSE             OFF             YEAR
         -----------                                    -------          -------             ---             ----
Allowance for bad debts:

      Year ended December 31, 1995                        $ 318            $ 445            $  37            $ 726
                                                          =====            =====            =====            =====

      Year ended December 31, 1994                        $ 280            $  67            $  29            $ 318
                                                          =====            =====            =====            =====

      Year ended December 31, 1993                        $ 128            $ 250            $  98            $ 280
                                                          =====            =====            =====            =====

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------

Office Building           $  --       $ 2,610     $ 2,610     $  --        $  --       $ 2,610     $ 2,610     $ 5,220
Burbank, CA

Genetrix Building            --           666       1,434        --           --           666       1,434       2,100
Scottsdale, AZ

Shopping Center              --         2,394       3,132         (14)         210       2,380       3,342       5,722
Mesa, AZ

Office Building               424         175         525        --              2         175         527         702
Stillwater, MN

Kinder Care #1182            --           170         397        --           --           170         397         567
Kalamazoo, MI

Shopping Center              --         7,312       8,995        --            961       7,312       9,956      17,268
Phoenix, AZ

Shopping Center              --         1,559       7,711         315          140       1,874       7,851       9,725
Norton, VA

Shopping Center             7,514       2,025       8,075        --            469       2,025       8,544      10,569
Perry, GA

Shopping Center              --         1,436       4,584          30          650       1,466       5,234       6,700
Leesburg, FL

Shopping Center (50%)       3,293         527       3,817        --              4         527       3,821       4,348
Knoxville, TN

Wal-Mart Building           1,776         680       1,586        --           --           680       1,586       2,266
Berlin, WI

Wal-Mart Building           2,641       1,011       2,359        --           --         1,011       2,359       3,370
Decatur, IN

Wal-Mart Building           2,620       1,052       2,455         (10)        --         1,042       2,455       3,497
Big Rapids, MI

                                                                LIFE ON WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                         ACCUMULATED                                INCOME
                         DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION                [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------           ------------ -------------    --------   ------------

Office Building           $   405         1988         1989-90     40 years
Burbank, CA

Genetrix Building             181         1971            1990     40 years
Scottsdale, AZ

Shopping Center               471         1970            1990     40 years
Mesa, AZ

Office Building                59         1985            1991     40 years
Stillwater, MN

Kinder Care #1182              48         1990            1991     40 years
Kalamazoo, MI

Shopping Center             1,194         1988         1991-92     40 years
Phoenix, AZ

Shopping Center               598         1989            1992     40 years
Norton, VA

Shopping Center               645         1992            1992     40 years
Perry, GA

Shopping Center               451         1986            1992     40 years
Leesburg, FL

Shopping Center (50%)         291         1990            1992     40 years
Knoxville, TN

Wal-Mart Building             120         1992            1992     40 years
Berlin, WI

Wal-Mart Building             179         1992            1992     40 years
Decatur, IN

Wal-Mart Building             187         1992            1992     40 years
Big Rapids, MI

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------

Wal-Mart Building           5,276        2,118        4,942         --          -        2,118        4,942        7,060
Wyomissing, PA

Wal-Mart Building           2,663        1,069        2,494         --          -        1,069        2,494        3,563
Brighton, CO

Wal-Mart Bldg
and outparcel               4,888        1,963        4,580           30        -        1,993        4,580        6,573
Temple, TX

Wal-Mart Building           2,908        1,167        2,724         --          -        1,167        2,724        3,891
Wabash, IN

Mtn. Jacks #210310           --            303          708         --          -          303          708        1,011
Mentor, OH

Mtn. Jacks #210303          [1]            378        1,134         --          -          378        1,134        1,512
Dearborn Heights, MI

Autoworks #125              [1]            105          332         --          -          105          332          437
Hastings, NE

Autoworks #138              [1]            189          421         --          -          189          421          610
Grand Island, NE

Kinder Care #125            [1]             63          146         --          -           63          146          209
Indianapolis, IN

Kinder Care #126            [1]             63          146         --          -           63          146          209
Indianapolis, IN

Kinder Care #577            [1]             60          238         --          -           60          238          298
High Ridge, MO

Kinder Care #162            [1]             59          235         --          -           59          235          294
Fenton, MO

                                                                LIFE ON WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                         ACCUMULATED                                INCOME
                         DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION                [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------           ------------ -------------    --------   ------------

Wal-Mart Building             376        1992           1992        40 years
Wyomissing, PA

Wal-Mart Building             190        1992           1992        40 years
Brighton, CO

Wal-Mart Bldg
and outparcel                 348        1992           1992        40 years
Temple, TX

Wal-Mart Building             207        1992           1992        40 years
Wabash, IN

Mtn. Jacks #210310             60        1974           1992        40 years
Mentor, OH

Mtn. Jacks #210303             86        1980           1992        40 years
Dearborn Heights, MI

Autoworks #125                 25        1988           1992        40 years
Hastings, NE

Autoworks #138                 32        1988           1992        40 years
Grand Island, NE

Kinder Care #125               11        1975           1992        40 years
Indianapolis, IN

Kinder Care #126               11        1976           1992        40 years
Indianapolis, IN

Kinder Care #577               18        1980           1992        40 years
High Ridge, MO

Kinder Care #162               18        1977           1992        40 years
Fenton, MO

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------

Kinder Care #128          --             90          211         --           --          90          211          301
Indianapolis, IN

Kinder Care #134          --             90          211         --           --          90          211          301
Indianapolis, IN

Kinder Care #132           [1]           63          146         --           --          63          146          209
Ft. Wayne, IN

Kinder Care #1075
           (61.36%)       --            212          495         --           --         212          495          707
Ventura, CA

DHG                       --             74          110         --           --          74          110          184
Houston, TX

DHG                       --            103          155         --           --         103          155          258
Houston, TX

Egghead Software          --            172          258         --           --         172          258          430
Maplewood, MN

United Artists            --            247          576         --           --         247          576          823
Pueblo, CO

Lowes Building           3,876        1,325        3,446          530         --       1,855        3,446        5,301
Terra Haute, IN

Wal-Mart Building        6,712        2,631        6,140         --           --       2,631        6,140        8,771
Orland Hills, IL

Kmart Building            --            698        1,297         --           --         698        1,297        1,995
Durango, CO

Kmart Building            --          1,033        1,918         --           --       1,033        1,918        2,951
Albany, GA

Kmart Building            --            951        1,767         --            152       951        1,919        2,870
DeSoto, TX

                                                               LIFE ON WHICH
                                                                DEPRECIATION
                                                                 IN LATEST
                        ACCUMULATED                                INCOME
                        DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION               [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------          ------------ -------------    --------   ------------

Kinder Care #128               16        1976           1992        40 years
Indianapolis, IN

Kinder Care #134               16        1976           1992        40 years
Indianapolis, IN

Kinder Care #132               11        1976           1992        40 years
Ft. Wayne, IN

Kinder Care #1075
           (61.36%)            38        1989           1992        40 years
Ventura, CA

DHG                             8        1985           1992        40 years
Houston, TX

DHG                            12        1985           1992        40 years
Houston, TX

Egghead Software               20        1987           1992        40 years
Maplewood, MN

United Artists                 44        1977           1992        40 years
Pueblo, CO

Lowes Building                219        1993      1992/1993        40 years
Terra Haute, IN

Wal-Mart Building             429        1992           1993        40 years
Orland Hills, IL

Kmart Building                 77        1982           1993        40 years
Durango, CO

Kmart Building                114        1981           1993        40 years
Albany, GA

Kmart Building                124        1980           1993        40 years
DeSoto, TX

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)
                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------
Kmart Building              -             912        1,693        -           19          912        1,712        2,624
Fargo, ND

Kmart Building              -             924        1,715        -         --            924        1,715        2,639
Omaha, NE

Kmart Building              -             892        1,656        -         --            892        1,656        2,548
Pine Bluff, AR

Kmart Building              -             836        1,553        -         --            836        1,553        2,389
Somerville, NJ

Kmart Building              -           1,293        2,401        -         --          1,293        2,401        3,694
Springfield, MO

Kmart Building              -             936        1,738        -          182          936        1,920        2,856
St. Charles, MO

Kmart Building              -             414          768        -            8          414          776        1,190
Waverly, OH

Lucky Building              -             698        1,295        -         --            698        1,295        1,993
Brandon, FL

Kroger Building             -             731        1,357        -         --            731        1,357        2,088
Clearfield, PA

Kroger Building             -             639        1,186        -         --            639        1,186        1,825
East Albany, GA

Kroger Building             -             722        1,340        -         --            722        1,340        2,062
James Island, SC

Safeway Building            -             790        1,466        -         --            790        1,466        2,256
Missouri City, TX

Kroger Building             -             817        1,517        -         --            817        1,517        2,334
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
Muscle Shoals, AL

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------
Kroger Building              -           902         1,674       -           -           902       1,674        2,576
Ottawa, IL

Kroger Building              -           703         1,305       -           -           703       1,305        2,008
Scottsboro, AL

Ben Franklin Building        -           511           949       -           -           511         949        1,460
Tucson, AZ

Payless Drug Building        -           389           723       -           -           389         723        1,112
Yuma, AZ

Lucky Building               -           471           875       -           -           471         875        1,346
Phoenix, AZ

Lucky Building               -           558         1,037       -           -           558       1,037        1,595
Coralville, IA

Lucky Building               -           588         1,093       -           -           588       1,093        1,681
Decatur, IL

Lucky Building               -           744         1,382       -           -           744       1,382        2,126
Dubuque, IA

Lucky Building               -           617         1,145       -           -           617       1,145        1,762
Hobart, IN

Lucky Building               -           435           809       -           -           435         809        1,244
Mesa, AZ

Lucky Building               -           511           948       -           -           511         948        1,459
Michigan City, IN

Lucky Building               -           735         1,365       -           -           735       1,365        2,100
Moline, IL

Lucky Building               -           908         1,686       -           -           908       1,686        2,594
New Lenox, IL

                                                                  LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                           ACCUMULATED                                INCOME
                           DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION                  [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------             ------------ -------------    --------   ------------
Kroger Building                100            1982       1993         40 years
Ottawa, IL

Kroger Building                 77            1981       1993         40 years
Scottsboro, AL

Ben Franklin Building           56            1984       1993         40 years
Tucson, AZ

Payless Drug Building           43            1980       1993         40 years
Yuma, AZ

Lucky Building                  43            1981       1993         40 years
Phoenix, AZ

Lucky Building                  62            1981       1993         40 years
Coralville, IA

Lucky Building                  65            1983       1993         40 years
Decatur, IL

Lucky Building                  82            1980       1993         40 years
Dubuque, IA

Lucky Building                  68            1983       1993         40 years
Hobart, IN

Lucky Building                  48            1982       1993         40 years
Mesa, AZ

Lucky Building                  56            1983       1993         40 years
Michigan City, IN

Lucky Building                  81            1981       1993         40 years
Moline, IL

Lucky Building                 100            1982       1993         40 years
New Lenox, IL

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------
Lucky Building               -        673         1,249           -           -           673       1,249        1,922
Peoria, IL

Kroger Building              -        862         1,601           -           -           862       1,601        2,463
Pittsburgh, PA

Lucky Building               -        582         1,081           -           -           582       1,081        1,663
Springfield, IL

Lucky Building               -        744         1,382           -           -           744       1,382        2,126
Sterling, IL

Lucky Building               -        364           676           -           -           364         676        1,040
Tucson, AZ

Kroger Building              -        670         1,243           -           -           670       1,243        1,913
Waterloo, IL

Safeway Building             -        906         1,683           -           -           906       1,683        2,589
Muskogee, OK

Safeway Building             -        778         1,445           -           -           778       1,445        2,223
Sherwood, AR

Safeway Building             -        739         1,373           -           -           739       1,373        2,112
West Monroe, LA

Rite Aid Building            -        176           328           -           -           176         328          504
East Albany, GA

Super X Building             -        195           363           -           -           195         363          558
Muscle Shoals, AL

Shopping Center            5,157    1,888         4,981           -          23         1,888       5,004        6,892
Elizabethtown, KY

Shopping Center            4,717      629         5,555           -          24           629       5,579        6,208
Glasgow, KY

                                                                LIFE ON WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                         ACCUMULATED                                INCOME
                         DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION                [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------           ------------ -------------    --------   ------------
Lucky Building                 74           1983       1993        40 years
Peoria, IL

Kroger Building                95           1982       1993        40 years
Pittsburgh, PA

Lucky Building                 64           1982       1993        40 years
Springfield, IL

Lucky Building                 82           1980       1993        40 years
Sterling, IL

Lucky Building                 40           1983       1993        40 years
Tucson, AZ

Kroger Building                74           1982       1993        40 years
Waterloo, IL

Safeway Building              100           1981       1993        40 years
Muskogee, OK

Safeway Building               86           1981       1993        40 years
Sherwood, AR

Safeway Building               82           1981       1993        40 years
West Monroe, LA

Rite Aid Building              19           1982       1993        40 years
East Albany, GA

Super X Building               22           1982       1993        40 years
Muscle Shoals, AL

Shopping Center               360           1992       1993        40 years
Elizabethtown, KY

Shopping Center               391           1992       1993        40 years
Glasgow, KY

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------
Shopping Center            8,743       3,469         8,125        -           -         3,469       8,125       11,594
Deland, FL

Shopping Center            3,209       1,655         3,074        -           6         1,655       3,080        4,735
Irving, TX

Shopping Center               -        2,689         4,994       35         144         2,724       5,138        7,862
Ashland, OH

Shopping Center               -        3,188         5,921        -          23         3,188       5,944        9,132
Covington, GA

Kmart Building               -           564        1,048         -           -          564        1,048        1,612
Atlantic, IA

Kash N' Karry Building       -           378           702        -           -           378         702        1,080
Homosassa Springs, FL

Shopping Center (94.17%)      -        1,779         3,305       44         159         1,823       3,464        5,287
Brooksville, FL

Shopping Center (94.17%)      -        1,552         2,882       58         113         1,610       2,995        4,605
Celina, OH

Shopping Center (94.17%)    2,455        984         1,827       62         118         1,046       1,945        2,991
Albemarle, NC

Shopping Center (94.17%)      -          656         1,219       21          40           677       1,259        1,936
Marion, IN

Shopping Center (94.17%)      -          568         1,056       71          133          639       1,189        1,828
Warsaw, IN

Shopping Center (94.17%)    3,060      1,618         3,013       80          148        1,698       3,161        4,859
Terre Haute, IN

Office Building             1,889        753         1,762         -           5          753       1,767        2,520
San Diego, CA

                                                                  LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                           ACCUMULATED                                INCOME
                           DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION                  [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------             ------------ -------------    --------   ------------
Shopping Center                 521           1993       1993        40 years
Deland, FL

Shopping Center                 177           1987       1993        40 years
Irving, TX

Shopping Center                 294           1990       1993        40 years
Ashland, OH

Shopping Center                 304           1991       1993        40 years
Covington, GA

Kmart Building                   51           1980       1994        40 years
Atlantic, IA

Kash N' Karry Building           34           1982       1994        40 years
Homosassa Springs, FL

Shopping Center (94.17%)        156           1987       1994        40 years
Brooksville, FL

Shopping Center (94.17%)        132           1990       1994        40 years
Celina, OH

Shopping Center (94.17%)         84           1988       1994        40 years
Albemarle, NC

Shopping Center (94.17%)         56           1989       1994        40 years
Marion, IN

Shopping Center (94.17%)         50           1989       1994        40 years
Warsaw, IN

Shopping Center (94.17%)        139           1989       1994        40 years
Terre Haute, IN

Office Building                  87           1988       1994        40 years
San Diego, CA

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------
Shopping Center             4,398       2,431        4,515        -          14        2,431       4,529        6,960
Hilton Head, SC

Shopping Center                -        2,028        3,767        -           -        2,028       3,767        5,795
Lake Wales, FL

Shopping Center             8,165       3,882        7,209        -           6        3,882       7,215       11,097
Versailles, KY

Shopping Center               -         1,300        2,415        -         257        1,300       2,672        3,972
Mesa, AZ

Shopping Center             5,389       3,351        6,223        -          18        3,351       6,241        9,592
London, KY

Q-Club Building               -         1,822        3,385        -           -        1,822       3,385        5,207
Scottsdale, AZ

Q-Club Building               -         1,813        3,366        -           -        1,813       3,366        5,179
Phoenix, AZ

Lowe's Building             4,265       2,187        4,061        -           -        2,187       4,061        6,248
Middletown, OH

Shopping Center             2,265       1,035        1,924       69         127        1,104       2,051        3,155
Kannapolis, NC

Shopping Center             4,107       2,109        3,917        -           -        2,109       3,917        6,026
Asheboro, NC

Shopping Center             2,634       1,100        2,043        -           -        1,100       2,043        3,143
Kernersville, NC

Shopping Center             3,363       1,846        3,429        -           -        1,846       3,429        5,275
Roxboro, NC

Shopping Center             5,462       2,335        4,337        -           -         2,335      4,337        6,672
Siler City, NC

                                                                  LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                           ACCUMULATED                                INCOME
                           DEPRECIATION    DATE OF          DATE    STATEMENTS
   DESCRIPTION                  [b]     CONSTRUCTION     ACQUIRED   IS COMPUTED*
   -----------             ------------ -------------    --------   ------------
Shopping Center                204            1994       1994         40 years
Hilton Head, SC

Shopping Center                153            1994       1994         40 years
Lake Wales, FL

Shopping Center                308            1994       1994         40 years
Versailles, KY

Shopping Center                136            1981       1994         40 years
Mesa, AZ

Shopping Center                263            1994       1994         40 years
London, KY

Q-Club Building                117            1994       1994         40 years
Scottsdale, AZ

Q-Club Building                136            1994       1994         40 years
Phoenix, AZ

Lowe's Building                190            1993       1994         40 years
Middletown, OH

Shopping Center                 53            1992       1994         40 years
Kannapolis, NC

Shopping Center                 69            1988       1995         40 years
Asheboro, NC

Shopping Center                 27            1988       1995         40 years
Kernersville, NC

Shopping Center                 47            1989       1995         40 years
Roxboro, NC

Shopping Center                 59            1988       1995         40 years
Siler City, NC

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------

                                                                         COST
                                                                   CAPITALIZED (SOLD)
                                                                     SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                            INITIAL COST              ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                       -----------------------   ---------------------   ------------------------------
                                                 BUILDINGS AND           BUILDINGS AND           BUILDINGS AND   TOTAL
   DESCRIPTION          ENCUMBRANCES   LAND      IMPROVEMENTS    LAND    IMPROVEMENTS    LAND    IMPROVEMENTS     [a]
   -----------          ------------   ----      ------------    ----    -------------   ----    ------------   -------

Shopping Center                --         2,267         4,211        --           --       2,267      4,211      6,478
Wadesboro, NC

Shopping Center               1,916         824         1,531        --           --         824      1,531      2,355
Jonesville, NC

Shopping Center                --         2,876         5,341        --           --       2,876      5,341      8,217
Kinston, NC

Shopping Center               2,500       1,157         2,149        --           --       1,157      2,149      3,306
Hilton Head, SC

Shopping Center               2,580       1,325         2,461        --           --       1,325      2,461      3,786
Hendersonville, TN

Shopping Center                --           807         1,499        --           --         807      1,499      2,306
Manchester, TN

All encompassing
  mortgage debt on
  properties marked
  [1] above                   2,948        --            --          --           --        --        --         --
                           --------    --------      --------    --------     --------  --------  ---------  ---------

                           $123,813    $121,073      $246,857    $  1,321     $  4,155  $122,394  $ 251,012  $ 373,406
                           ========    ========      ========    ========     ========  ========  =========  =========

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
Manchester, TN

All encompassing
  mortgage debt on
  properties marked
  [1] above                  --
                          ---------

                          $  14,909
                          =========



  Listing does not include one real estate property held for sale in Scottsdale, AZ. The net carrying cost of this property is $8,519.

* Tenant improvements and other costs capitalized subsequent to acquisition are depreciated over 2 - 40 years.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                   ----------



[a] Reconciliation of total real estate carrying value for the past three years is as follows:

                                                          1995              1994              1993
                                                          ----              ----              ----

      Balance at beginning of year                      $ 359,459         $ 277,412         $ 113,639
      Acquisitions                                         47,583            84,926           163,768
      Improvements and other additions                      2,473             1,554             1,427
      Cost of property sold                               (27,590)           (4,433)           (1,422)
                                                        ---------         ---------         ---------

      Balance at end of year                            $ 381,925         $ 359,459         $ 277,412
                                                        =========         =========         =========

      Total cost for federal income tax purposes
      at the end of each year (difference is
      from tax free exchanges)                          $ 381,062         $ 358,689         $ 276,642
                                                        =========         =========         =========




[b] Reconciliation of accumulated depreciation for the past three years is as follows:

                                                    1995             1994             1993
                                                    ----             ----             ----
      Balance at beginning of year                $ 10,228         $  4,270         $    998

      Depreciation expense                           6,845            6,038            3,369

      Deletions - property sold                     (1,918)             (80)             (97)

      Reclass to real estate held for sale            (246)            --               --
                                                  --------         --------         --------

      Balance at end of year                      $ 14,909         $ 10,228         $  4,270
                                                  ========         ========         ========