Form 10-Q
period 1996-03-31
EXCEL REALTY TRUST INC
filed 1996-05-09
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:                             Commission File Number:
         MARCH 31, 1996                                         1-12244

                            EXCEL REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                       33-0160389
     (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                      Identification Number)

          16955 VIA DEL CAMPO, SUITE 110          SAN DIEGO, CALIFORNIA  92127
              (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code:  (619) 485-9400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)  Yes    X         No
                                -----     ------
                      (2)  Yes    X         No
                                -----     ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                 Outstanding at May 8, 1996
     ----------------------------                     --------------------------
     Common stock, $.01 par value                             13,243,196

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION:
     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              March 31, 1996 (Unaudited)
              December 31, 1995 .............................................................................    3

           Consolidated Statements of Income
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)..................................................    4

           Consolidated Statements of Changes in Stockholders' Equity
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)..................................................    5

           Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)..................................................    6

           Notes to Consolidated Financial Statements (Unaudited)............................................    7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................................................   15

PART II.  OTHER INFORMATION

     Item 5.  Other Information..............................................................................   20

     Item 6.  Reports on Form 8-K............................................................................   20

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------

                                                                       MARCH 31,
                                                                         1996        DECEMBER 31,
                                                                     (UNAUDITED)        1995

                                     ASSETS
Real estate:
    Land                                                              $ 135,372      $ 122,394
    Buildings                                                           275,145        251,012
    Accumulated depreciation                                            (16,677)       (14,909)
    Real estate held for sale                                            13,728         13,519
                                                                      ---------      ---------

                  Net real estate                                       407,568        372,016

Cash                                                                        846          9,812
Escrow and other cash deposits                                            1,131         14,890
Accounts receivable, less allowance for bad debts of
    $803 and $726 in 1996 and 1995, respectively                          2,587          2,156
Notes receivable from affiliates                                         22,976         18,561
Notes receivable - other                                                  8,582          4,289
Loan acquisition costs                                                    2,405          2,662
Other assets                                                              3,368          3,921
                                                                      ---------      ---------

                                                                      $ 449,463      $ 428,307
                                                                      =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                 $ 145,330      $ 123,813
    Notes payable                                                        86,484         86,984
    Accounts payable and accrued liabilities                              3,262          4,806
    Deferred rental income                                                2,345          2,760
    Other liabilities                                                     1,920          1,266
                                                                      ---------      ---------

                  Total liabilities                                     239,341        219,629
                                                                      ---------      ---------

Commitments and contingencies                                              --             --

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized          --             --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       13,242,128 and 13,171,353 shares issued and outstanding
       in 1996 and 1995, respectively                                       132            132
    Additional paid-in capital                                          219,996        218,531
    Accumulated distributions in excess of net income                   (10,006)        (9,985)
                                                                      ---------      ---------

                  Total stockholders' equity                            210,122        208,678
                                                                      ---------      ---------

                                                                      $ 449,463      $ 428,307
                                                                      =========      =========

    The accompanying notes are an integral part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                             1996          1995
                                           --------      --------
Revenue:
    Base rent                              $ 11,496      $ 12,587
    Percentage rent                              73            64
    Expense reimbursements                    1,171           775
                                           --------      --------

       Total revenue                         12,740        13,426
                                           --------      --------

Operating expenses:
    Property taxes                              649           609
    Repairs and maintenance                     567           393
    Master lease                                351         1,556
    Utilities                                   140           188
    Other property expenses                     494           393
    Depreciation and amortization             1,797         1,649
    General and administrative                  642           735
                                           --------      --------

       Total operating expenses               4,640         5,523
                                           --------      --------

       Operating income                       8,100         7,903

Other income (expense):
    Interest expense                         (4,772)       (4,441)
    Interest and other income                 2,382           463
                                           --------      --------

       Income before real estate sales        5,710         3,925

Gain (loss) on sale of real estate              148            (8)
                                           --------      --------

       Net income                          $  5,858      $  3,917
                                           ========      ========

Net income per common share                $   0.44      $   0.36
                                           ========      ========



    The accompanying notes are an integral part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------





                                                                                     ACCUMULATED
                                                                     ADDITIONAL     DISTRIBUTIONS      TOTAL
                                            COMMON STOCK              PAID-IN       IN EXCESS OF    STOCKHOLDERS'
                                       -------------------------
                                         NUMBER        AMOUNT         CAPITAL        NET INCOME        EQUITY
                                       ---------     -----------     ----------     ------------    -------------
THREE MONTHS ENDED MARCH 31, 1996:

Balance at January 1, 1996             13,171,353     $      132     $  218,531     $   (9,985)     $  208,678
Issuance of new shares of
     common stock                          70,775           --            1,465           --             1,465
Net income                                   --             --             --            5,858           5,858
Distributions declared                       --             --             --           (5,879)         (5,879)
                                       ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1996              13,242,128     $      132     $  219,996     $  (10,006)     $  210,122
                                       ==========     ==========     ==========     ==========      ==========

THREE MONTHS ENDED MARCH 31, 1995:

Balance at January 1, 1995             10,883,570     $      109     $  175,702     $  (11,913)     $  163,898
Issuance of new shares of
     common stock                             874           --               12           --                12
Net income                                   --             --             --            3,917           3,917
Distributions declared                       --             --             --           (4,679)         (4,679)
                                       ----------     ----------     ----------     ----------      ----------
Balance at March 31, 1995              10,884,444     $      109     $  175,714     $  (12,675)     $  163,148
                                       ==========     ==========     ==========     ==========      ==========



    The accompanying notes are an integral part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  --------------------
                                                                    1996         1995
                                                                  -------      -------
Cash flows from operating activities:
   Net income                                                     $ 5,858      $ 3,917
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                               1,796        1,648
         Amortized loan costs and leasing commissions                 271          486
         (Gain) loss on sale of real estate                          (147)           8
         Provision for bad debts, net of accounts written off          77           99
         Changes in operating assets and liabilities:
          Increase in assets:
            Accounts receivable                                      (426)        (233)
            Other assets                                             (307)        (239)
          Increase (decrease) in liabilities:
            Accounts payable                                       (1,513)          (9)
            Other liabilities                                         166           61
                                                                  -------      -------
               Net cash provided by operating activities            5,775        5,738
                                                                  -------      -------
Cash flows from investing activities:
   Real estate acquisitions and building improvements              (2,025)      (2,657)
   Advances for notes receivable                                   (9,334)        (378)
   Principal payments on notes receivable                             626            4
   Escrow deposits paid                                               736       (5,455)
   Escrow deposits collected                                          814        1,252
   Proceeds from real estate sales                                   --            393
   Other                                                              753         (336)
                                                                  -------      -------

               Net cash used in investing activities               (8,430)      (7,177)
                                                                  -------      -------

Cash flows from financing activities:
   Distributions paid                                              (5,879)      (4,685)
   Issuance of common stock                                           546           11
   Principal payments of mortgages and notes payable               (1,000)      (4,291)
   Proceeds from mortgages and notes payable                         --          9,800
   Loan costs refunded                                                125         --
   Loan costs paid                                                   (103)        (355)
                                                                  -------      -------
               Net cash provided by financing activities           (6,311)         480
                                                                  -------      -------
               Net decrease in cash                                (8,966)        (959)

Cash at January 1                                                   9,812        4,131
                                                                  -------      -------
Cash at March 31                                                  $   846      $ 3,172
                                                                  =======      =======

    The accompanying notes are an integral part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1995 in order to conform with the current period's presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1995 Annual Report on Form 10-K.

      ORGANIZATION

      Excel Realty Trust, Inc. (the "Company") was formed in 1985 and is a Maryland corporation. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Excel Mortgage Funding Corporation ("EMFC"), Excel Credit Corporation ("ECC"), Excel Realty Trust - NC, Excel Realty Trust - TX, Excel Realty - NE, Inc., Excel Realty Trust - ST, Inc., and Excel Realty - PA, Inc., and its interest in 50% or more owned partnerships. All significant intercompany accounts and transactions have been eliminated. EMFC and ECC were dissolved in 1995.

      The equity method of accounting is used for investments in partnerships which the Company owns less than 50%, but is able to exercise significant influence over the partnership's operations. The Company also used the equity method to account for its investment in ERT Development Corporation ("EDV") (see Note 4). These investments were recorded initially at cost and subsequently adjusted for net equity in income (loss) and contributions and distributions.

      REAL ESTATE

      Land, buildings and building improvements, and real estate held for sale are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 2 to 40 years for building improvements.

      Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from dispositions are reported as income or expense.

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      LEASE TERMINATION FEES

      Revenue recognition of fees received for lease terminations are deferred and amortized using the straight-line method over the estimated time to re-lease or sell the related property.

      DEFERRED LEASING AND LOAN ACQUISITION COSTS

      Costs incurred in obtaining tenant leases and long-term financing are amortized to leasing commission expense and interest expense, respectively, on the straight-line method over the terms of the related leases or debt agreements.

      REVENUE RECOGNITION

      In general, minimum rent revenues are recognized when due from tenants; however, the straight-line basis, which averages annual minimum rents over the terms of the leases, is used to recognize rents under leases which provide for significant varying rents over their terms. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

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

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      NET INCOME PER COMMON SHARE

      Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options and warrants which would have a dilutive effect. The weighted average shares outstanding for the three months ended March 31, 1996 and 1995 were 13,247,774 and 10,908,744 respectively.

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

 2.   REAL ESTATE ACQUISITIONS AND SALES:

      In 1996, the Company acquired three shopping centers in North Carolina remaining under the option agreements described below, and one shopping center in Georgia. The total cost of the four properties was approximately $35,983,000 of which the Company assumed $22,016,000 in debt. No significant real estate acquisitions were made in the three month period ended March 31, 1995.

      In January 1995, the Company entered into a master lease and option agreement to purchase certain shopping centers in North Carolina. The master leases required the payment equal to eight percent of the lessor/sellers' equity and gave the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company received all cash flow in excess of the master lease expense. The master lease expense included master lease and interest payments from debt service. All of the rent revenue and related operating expenses from the master leased properties have been consolidated in the Company's consolidated financial statements. The option agreement gave the Company the option to purchase the properties. Upon purchase of the three remaining shopping centers in 1996, the master lease and option agreements were terminated.

      The Company sold one single tenant property in the three month period ended March 31, 1996 for a net price of $814,000. During the three month period ended March 31, 1995, the Company sold two single tenant properties for a net price of $1,484,000. A gain of $147,000 and a net loss of $8,000 were recognized on real estate sales in the three months ended March 31, 1996 and 1995, respectively.

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 3.   NOTES RECEIVABLE (IN THOUSANDS):

      The Company had the following notes receivable at March 31, 1996 and December 31, 1995:

                                                                           1996        1995
                                                                         -------     -------
Notes from affiliates, interest at 12-14% per annum,
(see Note 11).  Due on demand                                            $22,976     $18,561

Notes from development companies, interest from 10% - 14% per annum
Maturity dates vary based upon the completion of certain properties        7,801       3,500

Other                                                                        781         789
                                                                         -------     -------
         Total notes receivable                                          $31,558     $22,850
                                                                         =======     =======


4.    INVESTMENTS:

      In April 1995, Excel Realty Partners, L.P. ("ERP"), a Delaware Limited partnership, was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership shopping centers in the southeastern United States. Through March 31, 1996, seven real estate properties with a basis of approximately $36,000,000 have been contributed to ERP in exchange for limited partnership units and cash. The Company is entitled to receive 99% of all earnings, if any, after the limited partners receive their distributions. Annual distributions approximate $439,000 based on the limited partner units held at March 31, 1996 (see Note 7). The partnership had net income of $140,000 and $0 for the three months ended March 31, 1996 and 1995, respectively. The Company's 1% investment in the partnership at March 31, 1996 and December 31, 1995 was $288,000 and $139,000 respectively, and is included in other assets on the Consolidated Balance Sheets.

      In April 1995, ERT Development Corp. ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income (see Note 11).

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 5.   MORTGAGES PAYABLE (IN THOUSANDS):

      The Company had the following mortgages payable at March 31, 1996 and December 31, 1995:

                                                                             1996         1995
                                                                           --------     --------
Mortgage notes at 6.86% to 10%, payable in installments through 2018
     (monthly payments at March 31, 1996 of $1,345), collateralized by real estate and an assignment of rents:

         Private bonds                                                     $ 29,572     $ 29,907
         Insurance companies                                                 67,349       67,356
         Banks                                                               45,462       23,603
         Other                                                                2,947        2,947
                                                                           --------     --------

              Total mortgages payable                                      $145,330     $123,813
                                                                           ========     ========


      The principal payments required to be made on mortgages payable over the next five years are as follows:

            YEAR
            ----

               1996, remaining nine months                              $   6,744
               1997                                                         4,009
               1998                                                         6,608
               1999                                                        27,108
               2000                                                        18,060
               Thereafter                                                  82,801
                                                                        ---------
                                                                        $ 145,330
                                                                        =========

      Mortgages of $59,792 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018.

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 6.   NOTES PAYABLE (IN THOUSANDS):

      The Company had the following notes payable at March 31, 1996 and December 31, 1995:

                                                                                             1996        1995
                                                                                            -------     -------
Unsecured credit agreement of $150,000, interest at LIBOR +1.75% (7.3% at March 31, 1996)   $82,800     $82,800

Line of credit of $4,000 payable to a financial institution, interest at the lender's
  base rate plus 1.25% (8.91% at March 31, 1996)                                              3,184       3,184

Unsecured revolving line of credit of $1,000, interest at 9.5%                                  500       1,000
                                                                                            -------     -------
         Total notes payable                                                                $86,484     $86,984
                                                                                            =======     =======

      In December 1995, the Company received a two-year revolving credit facility of up to $150,000 in unsecured advances through December 1997, from a consortium of six banks. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. The principal outstanding is due in December 1997. The Company also has a $4,000 line of credit due September 1996 that is collateralized by certain notes receivables, and an unsecured $1,000 revolving bank line.

 7.   COMMITMENTS AND CONTINGENCIES:

      As part of an agreement with an unaffiliated developer to contribute certain properties to ERP for limited partnership units and cash, the limited partners are guaranteed distributions as defined by the contribution agreement. The Company is obligated to make advances to ERP to pay the distributions in the event ERP is unable to make these payments (see Note 4). Also, at March 31, 1996, ERP mortgage debt of $8,000,000 was guaranteed by the Company.

      The Company has committed to loan $12,000,000 to a developer related to a development project in Florida. Additionally, the Company has committed to loan $10,000,000 to a developer secured by an interest in a mixed use retail and office complex in Toronto, Canada.

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 8.   DISTRIBUTIONS:

      In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1996, a distribution of $0.445 per share was declared on January 2 and paid on January 15 and in 1995 a distribution of $0.43 per share was declared on March 31 and paid on April 15. For the three months ended March 31, 1996 and 1995, approximately 2.9% and 16.3% of the distributions received by shareholders respectively, were considered to be a return of capital for tax purposes.

 9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest during the three months ended March 31, 1996 and 1995 were $3,975,000 and $3,930,000 respectively. State income taxes of $211,000 and $0 were paid in 1996 and 1995 respectively.

      For the three months ended March 31, 1996, the Company acquired real estate and interests in partnerships of $36,001,000 without the use of cash. The Company assumed $22,070,000 of mortgage debt, used $13,023,000 of escrow and other cash deposits, issued $920,000 of common stock, and incurred $12,000 of other liabilities. Also, net proceeds of $814,000 and $1,091,000 from the sale of properties were directly deposited to escrow accounts in the first quarters of 1996 and 1995, respectively. There were no other significant non-cash transactions in the three months ended March 31, 1996 or 1995.

10.   MINIMUM FUTURE RENTALS (IN THOUSANDS):

      The Company leases its shopping centers and single-tenant buildings to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases are either
      (i) triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses.

Continued

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


10.   MINIMUM FUTURE RENTALS, CONTINUED (IN THOUSANDS):

      Minimum future rental revenue for the next five years for the commercial real estate currently owned at March 31, 1996 and subject to noncancelable operating leases is as follows:

               YEAR
               ----
               1996, remaining nine months                          $ 32,476
               1997                                                   41,655
               1998                                                   39,239
               1999                                                   36,559
               2000                                                   34,825
               Thereafter                                            304,199

11.   RELATED PARTY TRANSACTIONS:

      Notes receivable at March 31, 1996 and December 31, 1995 included $15,062,000 and $12,611,000 from EDV and $7,914,000 and $5,950,000 from
      ERP, respectively. Total interest income recognized in 1996 from EDV and ERP amounted to $452,000 and $197,000, respectively. No interest income was recognized from related parties for the three month period ended March 31, 1995. Also, in 1996 the Company recognized as income $669,000 in fees from EDV.

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

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

Total revenue decreased $686,000 or 5%, to $12,740,000 for the three months ended March 31, 1996 from $13,426,000 for the three months ended March 31, 1995. The decrease is primarily related to a sale of an office building in December 1995 which accounted for $733,000 in revenue for the three months ended March 31, 1995. The proceeds of this building were primarily used to purchase three shopping centers that were being master leased in 1995. Under the master lease agreements, the Company recognized revenue and expenses from the properties, in addition to the master lease payments (which included interest on the existing mortgage debt) to and on behalf of the properties' owners. Accordingly, as rents were already being recognized on the master leased properties, there was no significant increase in rents from purchasing these properties. While base rents on average have increased in 1996 from the same period in 1995 on the Company's remaining properties, these increases were offset in part by certain transactions that occurred in the prior year. In the first quarter of 1995, the Company recognized $300,000 in rental revenue from lease termination fees related to a property that was re-leased to another tenant. Also, rent which accounted for $240,000 in the three month period ended March 31 1995, is no longer being recognized on a property that is now held for sale.

Total operating expenses decreased $883,000 or 15.9%, to $4,640,000 in the first quarter of 1996 from $5,523,000 in the first quarter of 1995. The decrease was primarily related to a decrease in master lease expense of $1,205,000. In the first quarter of 1995, there were eleven properties that were being master leased. During the last three quarters of 1995, seven of these properties were purchased, and the master lease on one additional property was terminated. In the first quarter of 1996, the remaining three properties under master leases were purchased. General and administrative expenses decreased by $93,000 from 1995 and remained at approximately 6% of base rents. Remaining operating expenses included property taxes, repairs and maintenance, utilities and other property expenses which increased a total of $267,000 or 16.9% in 1996 from 1995. This increase was primarily related to the acquisition of three shopping centers in the last two quarters of 1995, and to the lease termination of two single tenant properties whose expenses are now being paid by the Company instead of the lessee.

Interest expense increased to $4,772,000 in 1996 from $4,441,000 in 1995 or 8%. This increase is related to the increase in the Company's debt. At March 31, 1996, the Company had mortgages and notes payable of $232,814,000 compared with $206,680,000 at March 31, 1995, an increase of 13%. Interest expense did not increase proportionally with debt partly because $22,070,000 of mortgage debt was incurred in 1996 and not outstanding for the full first quarter. Comparatively, approximately $8,000,000 of debt was incurred during the first quarter of 1995. Also, in 1995, the Company used proceeds from the Credit Facility to repay $76,000,000 of existing debt related to a securitized mortgage financing known as a Real Estate Mortgage Investment Conduit (the "REMIC"). The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.3% at March 31, 1996), while the REMIC carried interest rates of LIBOR plus 0.6% to 0.8%, plus a servicing fee of 0.1865% (see Liquidity and Capital Resources).

Interest and other income increased $1,919,000 or 414% from 1995, primarily related to additional cash invested and loans made to Excel Realty Partners, L.P., ERT Development Corporation, and other development companies. The Company had $31,558,000 in notes receivable outstanding at March 31, 1996 compared to $9,473,000 at March 31, 1995. Also in the first quarter of 1996, the Company sold certain interest rate protection agreements related to the REMIC debt for a gain of $415,000.

Net income increased $1,941,000 , or 50% to $5,858,000, $0.44 per share, in the three months ended March 31, 1996 from $3,917,000, $0.36 per share for the three months ended March 31, 1995. Distributions per share increased to $0.445 for the three months ended March 31, 1996 from $0.43 for the same period in 1995.

The Company calculates funds from operations (""FFO") as net income plus depreciation on real estate, amortization, amortized leasing commission costs and loan costs written off, before gains or losses on real estate sales. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended March 31, 1996 and 1995 (in thousands):

                                       1996         1995
                                     -------      -------
Net income                           $ 5,858      $ 3,917
Depreciation:
  Buildings                            1,684        1,520
  Tenant improvements                     87          109
  From equity investments                  1         --
Amortization (1):

  Organization costs                       1            1
  Leasing commissions                     42           53
Loan costs written off                  --            106
Gain from sale of loan rate cap         (415)        --
(Gain) loss on sale of buildings        (148)           8
                                     -------      -------
Funds from operations(2)             $ 7,110      $ 5,714
                                     =======      =======

Other Information:

  Leasing commissions paid           $   278      $    78
  Tenant improvements paid               135          197
  Building improvements paid
    (Parking lots, roofs, etc.)           49           52

(1) Only amortization of organization costs is shown as amortization expense in the Consolidated Statements of Income. Leasing commission amortization is classified as other operating expenses in the Consolidated Statements of Income.

(2) Beginning in 1996, the Company revised its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under the previous definition, FFO was $6,060 for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's on-going operations. The Company's issuance of common shares, use of the Company's credit facilities, and long-term financing have been the principal sources of capital required to fund its property acquisitions. In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with what it believes to be an appropriate debt level with respect to prudent interest coverage ratios. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short-term and long-term. In the three month period ended March 31, 1996, property acquisitions were primarily funded through the use of existing cash deposits from previous property sales and long-term mortgage financing.

In 1995, the Company obtained a two-year unsecured revolving credit facility for up to $150,000,000 through December 1997 from a consortium of seven banks (the "Credit Facility"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. At March 31, 1996, approximately $16,000,000 was available under the Credit Facility. In December 1995, the Company used proceeds from the Credit Facility to repay existing debt related to the REMIC. The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.3% at March 31, 1996), while the REMIC carried interest rates of LIBOR plus 0.6% to 0.8%, plus a servicing fee of 0.1865%. Although the REMIC debt carried lower interest rates than the Credit Facility, the Company believes that other capital resources may become accessible at lower costs with the increase in the Company's unsecured portfolio. The Company also has a $4,000,000 line of credit due September 1996 and an unsecured $1,000,000 revolving bank line. Approximately $1,300,000 in total is available under these two facilities at March 31, 1996.

In April 1995, the Company formed a Delaware limited partnership, Excel Realty Partners, L.P. ("ERP") to own and manage certain real estate properties. During 1996, the Company loaned ERP $2,124,000 and may advance additional amounts in the future. Also, the Company is committed to make loans to ERP to pay partner distributions in the event ERP is unable to. There are a minimum of seven remaining properties scheduled to be contributed to ERP in 1996. Should all seven properties be contributed, ERP would assume approximately $36,000,000 of indebtedness and pay $16,000,000 in a combination of cash and partnership units. In is anticipated that the cash requirements would be principally loaned to ERP by the Company. There is no assurance that all or any of the seven properties will be contributed to ERP.

In 1996, the Company loaned $2,000,000 to a developer and is committed to loan an additional $12,000,000 related to a development project in Florida. Additionally, the Company is committed to loan $10,000,000 to a separate developer secured by an interest in a mixed use retail and office complex in Toronto, Canada.

The Company has elected REIT status for federal income tax purposes and must distribute at least 95% of its taxable income to its stockholders in order to avoid federal income taxes. Although the Company receives most of its rental revenue on a monthly basis, it intends to make quarterly distribution payments. Amounts accumulated for distribution will be invested by the Company in short-term marketable instruments including deposits at commercial banks, money market accounts, certificates of deposit, U.S. government securities, commercial paper or other liquid investments (including GNMA, FNMA, and FHLMC mortgage-backed securities).

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

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

Economic Performance and Value of Centers Dependent on Many Factors. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs.

Dependence on Rental Income from Real Property. Since substantially all of the Company's income is derived from rental income from real property, the Company's income and funds for distribution would be adversely affected if a significant number of the Company's tenants were unable to meet their obligations to the Company or if the Company were unable to lease a significant amount of space in its properties on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Company will be able to re-lease space on economically advantageous terms.

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, mortgage payments and, to the extent the properties are not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment, and should such events occur, the Company's income and funds for distribution would be adversely affected. A portion of the Company's properties are mortgaged to secure payment of indebtedness, and if the Company were unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on such properties by the mortgagee.

Risk of Bankruptcy of Major Tenants. The bankruptcy or insolvency of a major tenant or a number of smaller tenants may have an adverse impact on the properties affected and on the income produced by such properties. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Company, the tenant must cure all defaults under the lease and provide the Company with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Company's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

Environmental Risks. Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances.

Reliance on Major Tenants. As of March 31, 1996, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which each accounted for approximately 14% of the Company's annualized base rental income as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire. In that regard, it has been reported in the media that Kmart is experiencing operating and financial difficulties.

Control by Directors and Executive Officers. Directors and executive officers of the Company beneficially own approximately 8.3% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

PART II.  OTHER INFORMATION

Items 1 through 4 have been omitted since no events occurred with respect to these items.

Item 5.  Other Information.

The Company purchased four properties in the first quarter of 1996. These transactions are described in Note 2 to the financial statements.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
             27.1 Financial Data Schedule
         (b) Reports on Form 8-K
             The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 1996                     EXCEL REALTY TRUST, INC.
                                       (Registrant)

                                       By:  /s/ Gary B. Sabin
                                            ----------------------------
                                            Gary B. Sabin
                                            President

                                       By:  /s/ David A. Lund
                                            ----------------------------
                                            David A. Lund
                                            Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description                                 Page
- -----------                -----------                                 ----

27.1                       Financial Data Schedule                     23