Form 10-K405/A
period 1995-12-31
EXCEL REALTY TRUST INC
filed 1996-06-04
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

- -------------------------------------------------------------------------------


                           FORM 10-K/A AMENDMENT NO. 2
                   Annual Report Under Sections 13 Or 15(d) Of
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

                                               EXCEL REALTY TRUST, INC.

DATED:            June 3, 1996                 By:     /s/ David A. Lund
                                                    ----------------------
                                                        DAVID A. LUND
                                                        Chief Financial Officer

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

      INVESTMENTS


      The Company consolidates the accounts of partnerships of which the Company owns a 50% or more interest. The equity method of accounting is used for investments in partnerships which the Company owns less than 50% but is able to exercise significant influence over the partnership's operations. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.


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

Continued                           F-7

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REAL ESTATE


      Land, buildings and building improvements are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 2 to 40 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized. The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of the property. Management believes no permanent impairment has occurred in its net property values.


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

5.    REAL ESTATE HELD FOR SALE


      In preparation for the sale of an undeveloped shopping mall in Arizona, the Company terminated a master lease to an unaffiliated developer on August 1, 1995. As part of the termination agreement, the Company paid the lessee in exchange for the lessee's equity participation rights in the property, $5,000,000 which was capitalized as part of the asset held for sale. The property, net of accumulated depreciation, was reclassified to real estate held for sale on the Company's Consolidated Balance Sheet. Depreciation expense is no longer being charged to the property and costs to hold the property until sale are being capitalized.


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
                                                               =======     =======


      Notes from affiliates are due from EDV and Excel Realty Partners, L.P. ("ERP"), a Delaware Limited partnership (see Note 8 and 16). Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $1,347 at December 31, 1995. Interest and principal payments from ERP are received on a monthly basis or as excess cash is available. Interest receivable from ERP was $61 at December 31, 1995.



8.    INVESTMENTS:


      In April 1995, ERP was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership shopping centers in the southeastern United States. The Company anticipates that a minimum of 13 properties will be contributed to ERP under this agreement. In 1995, five real estate properties with a value of $28,500,000, with outstanding mortgages of $20,700,000, were contributed to ERP for limited partnership units valued at $4,500,000 and cash of approximately $3,300,000. ERP also repaid $2,700,000 of mortgages payable on the properties at the time two of the properties were contributed. The cash used in the transactions was funded by the Company in exchange for notes from ERP and general partnership contributions to ERP. The Company is entitled to receive 99% of all earnings, if any, after the limited partners receive their distributions. Annual distributions approximate $400,000 based on the limited partner units held at December 31, 1995. The partnership had net income in 1995 of $84,000. At December 31, 1995, the partnership had total assets of $29,079,000 and total liabilities of $24,367,000 including mortgage debt of $17,954,000. The Company's 1% investment in the partnership at December 31, 1995 was $139,000 (see Note 16) which is included in other assets on the Consolidated Balance Sheet.


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

Continued                            F-13

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------




 12.  FINANCIAL INSTRUMENTS AND CREDIT RISK:


      Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1995. However, considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the balance sheet at December 31, 1995 approximates the fair values for cash, accounts receivables and payables, notes receivable, and variable-rate debt. The Company believes the market value of its real estate held for sale exceeds the carrying value at December 31, 1995. The Company estimates that the fair values of its fixed-rate mortgage debt at December 31, 1995 is approximately $107 million which is $9 million lower than the historical carrying value of approximately $116 million. At December 31, 1995, the Company owned interest rate protection agreements which limited the Company's interest rate exposure related to certain variable debt to 8.5%. At December 31, 1995, the carrying value of the interest rate protection agreements was written down by $790,000 in the estimated fair market value and charged to interest expense. The remaining book value of $803,000 is included with other assets on the Consolidated Balance Sheets.


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