Form 10-Q/A
period 1996-03-31
EXCEL REALTY TRUST INC
filed 1996-06-18
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                           FORM 10-Q/A AMENDMENT NO. 1



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

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:
           Consolidated Balance Sheets
              March 31, 1996 (Unaudited)
              December 31, 1995 .................................................................................3

           Consolidated Statements of Income
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)......................................................4

           Consolidated Statements of Changes in Stockholders' Equity
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)......................................................5

           Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)......................................................6

           Notes to Consolidated Financial Statements (Unaudited)................................................7

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------

                                                THREE MONTHS ENDED
                                                     MARCH 31,
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------





                                                                                   ACCUMULATED
                                                                    ADDITIONAL     DISTRIBUTIONS     TOTAL
                                              COMMON STOCK           PAID-IN       IN EXCESS OF   STOCKHOLDERS'
                                          NUMBER         AMOUNT      CAPITAL        NET INCOME       EQUITY
                                          ------         ------      -------        ----------       ------
THREE MONTHS ENDED MARCH 31, 1996:

Balance at January 1, 1996               13,171,353       $132       $218,531       $ (9,985)       $ 208,678
Issuance of new shares of
     common stock                            70,775        --           1,465           --              1,465
Net income                                     --          --            --            5,858            5,858
Distributions declared                         --          --            --           (5,879)          (5,879)
                                         ----------       ----       --------       --------        ---------
Balance at March 31, 1996                13,242,128       $132       $219,996       $(10,006)       $ 210,122
                                         ==========       ====       ========       ========        =========

THREE MONTHS ENDED MARCH 31, 1995:

Balance at January 1, 1995               10,883,570       $109       $175,702       $(11,913)       $ 163,898
Issuance of new shares of
     common stock                               874        --              12           --                 12
Net income                                     --          --            --            3,917            3,917
Distributions declared                         --          --            --           (4,679)          (4,679)
                                         ----------       ----       --------       --------        ---------
Balance at March 31, 1995                10,884,444       $109       $175,714       $(12,675)       $ 163,148
                                         ==========       ====       ========       ========        =========



                   The accompanying notes are an integral part
                          of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)
                                   ----------

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1995 in order to conform with the current period's presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1995 Annual Report on Form 10-K, as amended.


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


      The equity method of accounting is used for investments in partnerships which the Company owns less than 50%, but is able to exercise significant influence over the partnership's operations. The Company also used the equity method to account for its investment in ERT Development Corporation ("EDV") (see Note 4). These investments were recorded initially at cost and subsequently adjusted for net equity in income (loss) and contributions and distributions. Previous to 1996, the Company accounted for EDV on the cost method but adopted the equity method pursuant to the Financial Accounting Standards Board Emerging Issues Task Force 95-6. There was no significant effect from the change of accounting method and thus, 1995 financial statements have not been restated.




Continued
                                        7

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

Continued
                                        8

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

Continued
                                        9

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



 3.   NOTES RECEIVABLE (IN THOUSANDS):

      The Company had the following notes receivable at March 31, 1996 and December 31, 1995:


                                                                             1996          1995
                                                                           -------       -------
Notes from affiliates, interest at 12-14% per annum,
(see Note 12).  Due on demand                                              $22,976       $18,561

Notes from development companies, interest from 10% - 14% per annum
Maturity dates vary based upon the completion
of certain properties                                                        7,801         3,500

Other                                                                          781           789
                                                                           -------       -------

         Total notes receivable                                            $31,558       $22,850
                                                                           =======       =======


      Notes from affiliates are due from EDV and Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership. Interest and principal payments from EDV are received upon the completion of certain development projects. Interest receivable from EDV was $1,209 at March 31, 1996. Interest and principal payments from ERP are received on a monthly basis or as excess cash is available. Interest receivable from ERP was $171 at March 31, 1996.

4.    INVESTMENTS:

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

      In April 1995, ERT Development Corp. ("EDV"), a Delaware Corporation, was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income (see Note 12).


Continued
                                       10

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


Continued
                                       11

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


      In 1996, the Company sold certain interest rate protection agreements related to the certain variable rate mortgage debt that was repaid in December 1995. Based upon market quotes obtained, the carrying value of the interest rate protection agreements was written down by $790 at December 31, 1995 to the estimated fair market value of $803, and charged to interest expense. The Company then sold these interest rate protection agreements in March 1996 for $1,218 and recognized a gain of $415. The Company also purchased for $50, an additional interest rate protection agreement in March 1996 which limits $50,000 of the outstanding balance on the unsecured credit agreement to 10%.


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

Continued
                                       12

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



Continued
                                       13

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


11.   LEASE TERMINATION FEES

      The Company had $1,991,000 and $2,446,000 in deferred lease termination fees at March 31, 1996 and December 31, 1995, respectively. For the three months ended March 31, 1996 and 1995, the Company amortized $455,000 and $225,000 of deferred lease termination fees, respectively, which are included in base rents on the Consolidated Statements of Income. Additionally, $300,000 of lease termination fees was recognized as income in the three months ended March 31, 1995 when a building that the Company had received lease termination fees was re-leased at greater rents.

12.   RELATED PARTY TRANSACTIONS:


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


Dated: June 12, 1996                         EXCEL REALTY TRUST, INC.
                                             (Registrant)




                                             By:  /s/ David A. Lund
                                                  -----------------
                                                     David A. Lund
                                                     Principal Financial Officer