Form 10-Q
period 1996-06-30
EXCEL REALTY TRUST INC
filed 1996-08-12
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                  Commission File Number:

     JUNE 30, 1996                                               1-12244
 ----------------------                                  -----------------------


                            EXCEL REALTY TRUST, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                            33-0160389
  ------------------------------                          ----------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                          Identification Number)

    16955 VIA DEL CAMPO, SUITE 110           SAN DIEGO, CALIFORNIA  92127
- --------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


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

                      (1)  Yes    X         No
                                 ---            ---

                      (2)  Yes    X         No
                                 ---            ---

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period cover by this report.

           Class                                   Outstanding at August 9, 1996
- ----------------------------------             ---------------------------------
Common stock, $.01 par value                                 14,968,180

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                                         PAGE
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              June  30, 1996 (Unaudited)
              December 31, 1995 .......................................................     3

           Consolidated Statements of Income
              Three Months Ended June 30, 1996 (Unaudited)
              Three Months Ended June 30, 1995 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1995 (Unaudited)...............................     4

           Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1995 (Unaudited)...............................     5

           Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1995 (Unaudited)...............................     6

           Notes to Consolidated Financial Statements (Unaudited)......................     7


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................................    16


PART II.  OTHER INFORMATION ...........................................................    22

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                        JUNE 30,
                                                                          1996        DECEMBER 31,
                                                                      (UNAUDITED)         1995
                                                                      -----------     ------------
                                     ASSETS

Real estate:
    Land                                                                $134,703        $122,394
    Buildings                                                            273,964         251,012
    Accumulated depreciation                                             (18,379)        (14,909)
    Real estate held for sale                                             15,123          13,519
                                                                        --------        --------

                  Net real estate                                        405,411         372,016

Cash                                                                       7,159           9,812
Escrow and other cash deposits                                             1,216          14,890
Accounts receivable, less allowance for bad debts of
    $907 and $726 in 1996 and 1995, respectively                           3,861           2,156
Receivable from offering proceeds                                         33,819             -
Notes receivable from affiliates                                          25,876          18,561
Notes receivable - other                                                  16,426           4,289
Loan acquisition costs                                                     2,227           2,662
Other assets                                                               4,191           3,921
                                                                        --------        --------

                                                                        $500,186        $428,307
                                                                        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                   $141,164        $123,813
    Notes payable                                                        107,835          86,984
    Accounts payable and accrued liabilities                               4,288           4,806
    Deferred rental income                                                 2,840           2,760
    Other liabilities                                                      2,053           1,266
                                                                        --------        --------

                  Total liabilities                                      258,180         219,629
                                                                        --------        --------

Commitments and contingencies                                                -               -

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized            -               -
    Common stock, $.01 par value, 100,000,000 shares authorized,
       14,976,986 and 13,171,353 shares issued and outstanding
       in 1996 and 1995, respectively                                        150             132
    Additional paid-in capital                                           253,663         218,531
    Accumulated distributions in excess of net income                    (11,807)         (9,985)
                                                                        --------        --------

                  Total stockholders' equity                             242,006         208,678
                                                                        --------        --------

                                                                        $500,186        $428,307
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                     ----------------------        ----------------------
                                                      1996            1995          1996           1995
                                                     -------        -------        -------        -------
Revenue:
    Base rent                                        $12,042        $12,164        $23,538        $24,751
    Percentage rent                                       73             28            146             92
    Expense reimbursements                             1,258            789          2,429          1,564
                                                     -------        -------        -------        -------

       Total revenue                                  13,373         12,981         26,113         26,407
                                                     -------        -------        -------        -------

Operating expenses:
    Property taxes                                       713            642          1,362          1,251
    Repairs and maintenance                              478            399          1,045            792
    Utilities                                            117            102            257            290
    Other property expenses                              688            476          1,182            869
    Master lease                                         -            1,330            351          2,886
    General and administrative expenses                  877            307          1,519          1,042
    Depreciation and amortization                      1,861          1,690          3,658          3,339
                                                     -------        -------        -------        -------

       Total operating expenses                        4,734          4,946          9,374         10,469
                                                     -------        -------        -------        -------

       Operating income                                8,639          8,035         16,739         15,938

Other income (expense):
    Interest expense                                  (5,253)        (4,993)       (10,025)        (9,434)
    Interest and other income                          1,954            774          4,336          1,237
                                                     -------        -------        -------        -------

Income before real estate impairment and sales         5,340          3,816         11,050          7,741

Impairment of real estate                             (1,246)           -           (1,246)           -
Gain (loss) on sale of real estate                       -             (123)           148           (131)
                                                     -------        -------        -------        -------

       Net income                                    $ 4,094        $ 3,693        $ 9,952        $ 7,610
                                                     =======        =======        =======        =======

Net income per common share                          $  0.31        $  0.33        $  0.75        $  0.69
                                                     =======        =======        =======        =======


                   The accompanying notes are an integral part
                          of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)

                                   ----------

                                                                                  ACCUMULATED
                                          COMMON STOCK           ADDITIONAL      DISTRIBUTIONS      TOTAL
                                      ---------------------       PAID-IN        IN EXCESS OF    STOCKHOLDERS'
                                      NUMBER         AMOUNT       CAPITAL         NET INCOME        EQUITY
                                      ------         ------       -------         ----------        ------
SIX MONTHS ENDED JUNE 30, 1996:


Balance at January 1, 1996            13,171,353       $132       $218,531        $ (9,985)       $208,678
Issuance of new shares of
     common stock                      1,805,633         18         37,189             -            37,207
Selling expenses                             -            -         (2,057)            -            (2,057)
Net income                                   -            -            -             9,952           9,952
Distributions declared                       -            -            -           (11,774)        (11,774)
                                      ----------       ----       --------        --------        --------
Balance at June 30, 1996              14,976,986       $150       $253,663        $(11,807)       $242,006
                                      ==========       ====       ========        ========        ========


SIX MONTHS ENDED JUNE 30, 1995:

Balance at January 1, 1995            10,883,570       $109       $175,702        $(11,913)       $163,898

Issuance of new shares of
     common stock                      2,036,779         20         40,820             -            40,840
Selling expenses                             -            -         (2,532)            -            (2,532)
Net income                                   -            -            -             7,610           7,610
Distributions declared                       -            -            -            (4,679)         (4,679)
                                      ----------       ----       --------        --------        --------
Balance at June 30, 1995              12,920,349       $129       $213,990        $ (8,982)       $205,137
                                      ==========       ====       ========        ========        ========


                   The accompanying notes are an integral part
                          of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    ------------------------
                                                                      1996            1995
                                                                    --------        --------
Cash flows from operating activities:
   Net income                                                       $  9,952        $  7,610
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                                  3,656           3,337
         Amortized loan costs and leasing commissions                    585           1,206
         (Gain) loss on sale of real estate                             (148)            131
         Provision for bad debts, net of accounts written off            301             122
         Impairment of real estate value                               1,246             -
         Changes in operating assets and liabilities:
          Increase in assets:
            Accounts receivable                                       (1,885)           (413)
            Other assets                                                (584)           (626)
          Increase (decrease) in liabilities:
            Accounts payable                                          (1,176)            (64)
            Other liabilities                                            794             (98)
                                                                    --------        --------

               Net cash provided by operating activities              12,741          11,205
                                                                    --------        --------

Cash flows from investing activities:
   Real estate acquisitions and building improvements                 (2,138)        (10,367)
   Advances for notes receivable                                     (21,172)        (25,150)
   Principal payments on notes receivable                              1,600           4,918
   Cash deposits paid                                                    -            (6,239)
   Escrow deposits collected                                             814           3,721
   Proceeds from real estate sales                                       -             9,127
   Other                                                                 753            (371)
                                                                    --------        --------

               Net cash used in investing activities                 (20,143)        (24,361)
                                                                    --------        --------

Cash flows from financing activities:
   Issuance of common stock                                              572          40,840
   Selling and offering costs                                           (150)         (2,532)
   Distributions paid                                                (11,774)         (9,364)
   Proceeds from notes payable                                        23,425          24,021
   Principal payments of mortgages and notes payable                  (7,239)        (32,019)
   Loan costs refunded                                                   125             -
   Loan costs paid                                                      (210)           (458)
                                                                    --------        --------

               Net cash provided by financing activities               4,749          20,488
                                                                    --------        --------

               Net increase (decrease) in cash                        (2,653)          7,332

Cash at January 1                                                      9,812           4,131
                                                                    --------        --------

Cash at June 30                                                     $  7,159        $ 11,463
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the periods ended June 30, 1995 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1995 Annual Report on Form 10-K, as amended.

      ORGANIZATION

      Excel Realty Trust, Inc. (the "Company") was formed in 1985 and is a Maryland corporation. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Excel Mortgage Funding Corporation ("EMFC"), Excel Credit Corporation ("ECC"), Excel Realty Trust - NC, Excel Realty Trust - TX, Excel Realty Trust - NE, Inc., Excel Realty Trust - ST, Inc., and Excel Realty - PA, Inc., and its interest in 50% or more owned partnerships. All significant intercompany accounts and transactions have been eliminated. EMFC and ECC were dissolved in 1995.

      The equity method of accounting is used for investments in partnerships which the Company owns less than 50%, but is able to exercise significant influence over the partnership's operations. The Company also uses the equity method to account for its investment in ERT Development Corporation ("EDV") (see Note 5). The investment was recorded initially at cost and subsequently adjusted for net equity in income (loss) of EDV, and contributions paid and distributions received. Previous to 1996, the Company accounted for EDV on the cost method but adopted the equity method in 1996 pursuant to the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force 95-6. There was no significant effect from the change of accounting method and thus, 1995 financial statements have not been restated.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REAL ESTATE

      Land, buildings and building improvements, and real estate held for sale are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 2 to 40 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized. The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the value of the income stream is not considered sufficient to recover its cost. Such a loss would be determined as the difference between the carrying value and the fair value of the property.

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

      REVENUE RECOGNITION

      The straight-line basis, which averages annual minimum rents over the terms of the leases, is used to recognize rental revenue. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis. Revenue is also recognized for tenant reimbursement of common area maintenance and other operating expenses.

      INCOME TAXES

      The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under these provisions, the Company and its subsidiaries will not be subject to federal income tax if 95% of its real estate investment trust taxable income (before dividends paid deduction) is distributed to shareholders and certain gross income, asset diversification, share ownership and disclosure requirements are met. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      NET INCOME PER COMMON SHARE

      Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options and warrants which would have a dilutive effect. The weighted average shares outstanding for the six months ended June 30, 1996 and 1995 were 13,312,720 and 10,875,696, respectively.

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

      In June 1996, the Company issued from the shelf, 1,725,000 shares of common stock in a publicly underwritten offering at a price of $20.625 per share. Net proceeds of approximately $33,819,000 were received in July and were used primarily to pay down notes payable (see Note 7). In May, 1995, the Company issued from the shelf 2,140,000 shares of common stock at a price of $20.125 per share. Net proceeds of approximately $40,500,000 from this offering were used to pay off debt, purchase properties, and to make loans to facilitate the development of certain properties.

3.    REAL ESTATE TRANSACTIONS:

      In 1996, the Company acquired three shopping centers in North Carolina remaining under the option agreements described below, and one shopping center in Georgia. The total cost of the four properties was approximately $35,983,000 of which the Company assumed $22,088,000 in debt. In the six months ended June 30, 1995, the Company acquired five shopping centers in North Carolina under the option agreements. The total cost of these five properties was approximately $21,251,000.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


3.    REAL ESTATE TRANSACTIONS, CONTINUED:

      In 1995, the Company entered into master lease and option agreements to purchase certain shopping centers in North Carolina. The master leases required the payment equal to eight percent of the lessor/sellers equity in the properties and gave the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company received all cash flow, if any, in excess of the master lease expense. The master lease expense included master lease and interest payments from debt service. All of the rent revenue and related operating expenses from the master leased properties have been consolidated in the Company's consolidated financial statements. The option agreements gave the Company the option to purchase the properties. Upon purchase of the remaining North Carolina properties in 1996, the master lease and option agreements were terminated.

      The Company sold one single tenant property in 1996 for a net price of $814,000. During the six months ended June 30, 1995, the Company sold five single tenant properties for a total net sales price of $9,127,000.

      In June 1996, the Company received a lease termination fee (see Note 13) related to a single tenant property and also entered into negotiations for the sale of this property to a separate party. In accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the property was written down by $1,246,000 to the estimated selling price and reclassified as real estate held for sale.

4.    NOTES RECEIVABLE (IN THOUSANDS):

      The Company had the following notes receivable at June 30, 1996 and December 31, 1995:

                                                                            1996          1995
                                                                           -------       -------
         Notes from affiliates, interest at 12-14% per annum,
         Due upon demand                                                   $25,876       $18,561

         Note from a development company, interest at 25% per annum,         9,533           -
         payable in Canadian dollars

         Notes from development companies, interest from 10% to 12%
         per annum.  Maturity dates vary from the completion of
         certain properties                                                  6,112         3,500

         Other                                                                 781           789
                                                                           -------       -------

                     Total notes receivable                                $42,302       $22,850
                                                                           =======       =======

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4.    NOTES RECEIVABLE (IN THOUSANDS), CONTINUED:

      Notes from affiliates are due from EDV and Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership (see Note 14). Interest and principal payments from EDV are received upon the completion of certain development projects. Interest receivable from EDV was $1,257 at June 30, 1996. Interest and principal payments from ERP are received on a monthly basis or as excess cash is available. Interest receivable from ERP was $208 at June 30, 1996.

      In 1996, the Company made a loan in the amount of $13,000 Canadian dollars ($9,533 in U.S. dollars at June 30, 1996) to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a commercial building known as "Atrium on Bay" in Toronto, Ontario, Canada. The loan is secured by the Canadian company's interest in the "Atrium on Bay." The Canadian loan bears interest at 25% per annum and matures in seven years. At June 30, 1996, the Company has made a reserve of $120 against the total interest receivable of $338 pending future leasing activity.

5.    INVESTMENTS:

      In April 1995, ERP was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership shopping centers in the southeastern United States. Through June 30, 1996, eight properties with a basis of approximately $42,000,000 have been contributed to ERP in exchange for limited partnership units and cash. The Company is entitled to receive 99% of all earnings, if any, after the limited partners receive their distributions. Annual distributions approximate $458,000 based on limited partner units held at June 30, 1996. The partnership had net income of $273,000 and $0 for the six months ended June 30, 1996 and 1995, respectively. The Company's investment in the partnership at June 30, 1996 and December 31, 1995 was $543,000 and $139,000, respectively, and is included in other assets on the Consolidated Balance Sheets.

      In April 1995, ERT Development Corp. ("EDV"), a Delaware Corporation was organized. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any from EDV. EDV was formed to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income (see Note 14).

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 6.   MORTGAGES PAYABLE (IN THOUSANDS):

      The Company had the following mortgages payable at June 30, 1996 and December 31, 1995:

                                                                                      1996           1995
                                                                                    --------       --------
         Mortgage notes at 6.92% to 10%, payable in installments through 2018
              (monthly payments at June 30, 1996 of $1,298):
                  Insurance companies                                               $ 66,992       $ 67,356
                  Banks                                                               41,994         23,603
                  Private bonds                                                       29,231         29,907
                  Other                                                                2,947          2,947
                                                                                    --------       --------

                       Total mortgages payable                                      $141,164       $123,813
                                                                                    ========       ========


      The principal payments required to be made on mortgages payable are as follows:

         YEAR
         ----
         1996, remaining six months                                                 $  2,578
         1997                                                                          4,009
         1998                                                                          6,608
         1999                                                                         27,108
         2000                                                                         18,060
         Thereafter                                                                   82,801
                                                                                    --------
                                                                                    $141,164
                                                                                    ========

      Mortgages of $59,272 are fully amortizing with no balloon payments with the final monthly payments coming between the years 2004 and 2018.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 7.   NOTES PAYABLE (IN THOUSANDS):

      The Company had the following notes payable at June 30, 1996 and December 31, 1995:

                                                                                    1996          1995
                                                                                  --------       -------

         Unsecured credit agreement of $150,000, interest at
         LIBOR + 1.75% (7.2% at June 30, 1996)                                    $ 94,600       $82,800

         Term loan secured by notes receivable, interest at LIBOR +
         1.75% (7.2% at June 30, 1996), repaid in July 1996                         10,000           -

         Line of credit payable to a financial institution, interest at the lender's base rate plus 1.25% (8.91% at
         June 30, 1996)                                                              3,223         3,184

         Unsecured revolving line of credit of $1,000, interest at 9.5%                -           1,000

         Other                                                                          12           -
                                                                                  --------       -------

                  Total notes payable                                             $107,835       $86,984
                                                                                  ========       =======

      In December 1995, the Company received a two-year revolving credit facility of up to $150,000 in unsecured advances through December 1997, from a consortium of seven banks. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. The principal outstanding is due in December 1997. The Company repaid $22,600 of this line in July 1996, primarily from proceeds of the Company's stock offering (see Note
      2). The Company also has a $4,000 line of credit due September 1996 that is collateralized by certain notes receivable, and an unsecured $1,000 revolving bank line.

      In June 1996, the Company obtained a term loan of $10,000 and used the proceeds to make a loan to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a commercial building (see Note
      4). The loan was repaid in July 1996 with proceeds from the Company's stock offering (see Note 2).

      In 1996, the Company sold certain interest rate protection agreements related to certain variable rate mortgage debt that was repaid in December 1995. Based upon market quotes obtained, the carrying value of the interest rate protection agreements was written down by $790 at December 31, 1995 to the estimated fair market value of $803, and charged to interest expense. The Company then sold these interest rate protection agreements in March 1996 for $1,218 and recognized a gain of $415. The Company also purchased for $50, an additional interest rate protection agreement in March 1996 which limits $50,000 of the outstanding balance on the unsecured credit agreement to 10%.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


8.    COMMITMENTS AND CONTINGENCIES:

      As part of an agreement with unaffiliated parties to contribute certain properties to ERP for limited partnership units, the limited partners are guaranteed distributions as defined by the contribution agreement. The Company is obligated to make advances to ERP to pay the distributions in the event ERP is unable to make these payments (see Note 5). Also, at June 30, 1996, ERP mortgage debt of $2,897,000 was guaranteed by the Company.

      The Company has committed to loan $14,000,000 to a developer related to a joint development project in Florida. As of June 30, 1996, $2,474,000 had been advanced under this commitment.

 9.   DISTRIBUTIONS

      In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1995 a distribution of $0.43 was declared on March 31 and paid on April 15, and the normal distribution of June 30 was instead declared on July 1 and paid on July 15, 1995. In 1996, distributions of $0.445 per share were declared on January 2 and April 1, and paid on January 15 and April 15, respectively. The distribution per share was increased to $0.46 per share beginning with the July 15, 1996 distribution. For the six months ended June 30, 1996 and 1995, approximately 15% and 27% of the distributions received by shareholders, respectively, were considered to be a return of capital for tax purposes.

10.   OPTIONS & WARRANTS:

      The Company has adopted the 1993 Stock Option Plan (the "1993 Plan") for executive officers and other employees of the Company, and the Directors 1994 Stock Option Plan (the "1994 Stock Plan") for directors options. In the six months ended June 30, 1996, the Company granted 213,000 options at $20.375 and 21,000 options at $18.25 under the 1993 Plan and 1994 Plan, respectively. In the six months ended June 1995, the Company granted 131,250 options at $19.25 and 14,000 options at $16.375 under the 1993
      Plan and 1994 Plan, respectively.

11.   STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest during the six months ended June 30, 1996 and 1995 were $8,798,000 and $8,250,000, respectively. State income taxes of $246,000 and $0 were paid in 1996 and 1995, respectively. For the six months ended June 30, 1996, the Company acquired real estate and interests in partnerships of $36,001,000 without the use of cash. The Company assumed $22,088,000 of mortgage debt and other liabilities, used $13,023,000 of escrow and other cash deposits, and issued $890,000 of common stock. Also, proceeds from the Company's stock offering were not received until July 1996 (see Note 2). In 1995, the Company acquired real estate without the use of cash by assuming $13,698,000 in mortgages payable. Also, net proceeds of $814,000 and $1,091,000 from the sale of properties were directly deposited to escrow accounts in 1996 and 1995, respectively.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


12.   MINIMUM FUTURE RENTALS (IN THOUSANDS):

      The Company leases its shopping centers and single-tenant buildings to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases are generally either (i) triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses.

      Minimum future rental revenue for the commercial real estate currently owned at June 30, 1996 and subject to noncancelable operating leases is as follows:

               YEAR
               ----

               1996, remaining six months                     $ 22,185
               1997                                             42,805
               1998                                             40,373
               1999                                             37,553
               2000                                             35,656
               Thereafter                                      310,899

13.   LEASE TERMINATION FEES

      The Company had $2,486,000 and $2,446,000 in deferred lease termination fees at June 30, 1996 and December 31, 1995, respectively, which are included as part of deferred rental income on the Consolidated Balance Sheets. For the six months ended June 30, 1996 and 1995, the Company amortized $1,260,000 and $378,000 of deferred lease termination fees, respectively, which are included in base rents on the Consolidated Statements of Income. Additionally, a $300,000 lease termination fee was recognized as income in the first quarter of 1995 when a building was re-leased at greater rents. Total cash received from lease termination fees for the first two quarters of 1996 and 1995 were $1,300,000 and $0, respectively.

14.   RELATED PARTY TRANSACTIONS:

      Notes receivable at June 30, 1996 and December 31, 1995 included $15,068,000 and $12,611,000 from EDV and $10,808,000 and $5,950,000 from
      ERP, respectively. Total interest income recognized in 1996 from EDV and ERP amounted to $1,000,000 and $617,000, respectively. For the first six months in 1995, $366,000 and $0 was recognized as interest income from EDV and ERP, respectively. Also, in 1996, the Company recognized as income $696,000 in fees from EDV.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Realty Trust, Inc. (the "Company") is a self-administered, self-managed equity real estate investment trust ("REIT") which owns and manages commercial retail income-producing properties primarily leased on a long-term basis. The terms of such leases typically provide that the tenant is responsible for all costs and expenses associated with the ongoing maintenance of the property, including but not limited to property taxes, insurance and common area maintenance. The majority of the single tenant property leases also require that tenants pay for roof and structure repairs and maintenance. The properties are generally either (i) neighborhood or community shopping centers, anchored by a major retail discount department store and/or a major grocery chain store, or
(ii) single tenant properties leased to a major retail tenant.

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

Comparison of the three months ended June 30, 1996 to the three months ended June 30, 1995.

Total revenue increased $392,000 or 3%, to $13,373,000 for the three months ended June 30, 1996 from $12,981,000 for the three months ended June 30, 1995. The increase is primarily related to additional expense reimbursements from the $377,000 in additional property operating expenses in 1996. Also, there were four shopping centers that were purchased after June 30, 1995 which contributed $407,000 of total revenue in the three months ended June 30, 1996. Base rents decreased slightly by $122,000. This was primarily related to the sale of an office building in December 1995 which accounted for $769,000 in revenue for the second quarter of 1995. The proceeds of this building were primarily used to purchase three shopping centers that were being master leased in 1995. Under the master lease agreements, the Company recognized revenue and expenses from the properties' owners. Accordingly, as rents were already being recognized on the master leased properties, there was no increase in rents from purchasing these properties. The decrease in rents from the office building sale was partly offset by an increase in the revenues recognized from lease termination fees. The Company recognized revenue of $805,000 from lease termination fees in 1996 compared with $152,000 in 1995.

Total operating expenses decreased $212,000 or 4.3%, to $4,734,000 in the second quarter of 1996 from $4,946,000 in the second quarter of 1995. The decrease was primarily related to a decrease in master lease expense of $1,330,000. In the first six months of 1995, there were eleven properties that were being master leased. In the first quarter of 1996, the final three properties remaining under master leases were purchased. General and administrative expense increased by $570,000 from 1995. In 1995, approximately $300,000 of expenses were paid by ERT Development Corporation compared with approximately $150,000 in the second quarter of 1996. Also, the Company has hired additional personnel to manage the properties owned by its operating partnership, Excel Realty Partners, L.P., to accommodate future growth, and to perform certain property management functions that were previously being rendered by third parties. Finally, the general and administrative expense included $80,000 of expenses for accrued bonuses compared with $0 in 1995. Depreciation and amortization increased $171,000 or 10.1% in 1996 from

1995, primarily from the master leased properties that were purchased. The remaining operating expenses included property taxes, repairs and maintenance, utilities and other property expenses which increased a total of $377,000 or 23.3% in 1996 from 1995. Bad debt expense from tenants accounted for approximately $203,000 of this increase.

Interest expense increased to $5,253,000 in 1996 from $4,993,000 in 1995, or 5.2%. This increase related to the increase in the Company's debt. At June 30, 1996, the Company had mortgages and notes payable of $248,999,000 compared with $206,771,000 of mortgage debt at June 30, 1995, an increase of 20.4%. Interest expense did not increase proportionally with the outstanding balance of debt at the end of each period, due in part that approximately $22,000,000 of notes payable were incurred during the second quarter of 1996 and not outstanding the full period.

Interest and other income increased $1,180,000 or 152% from 1995, primarily related to additional cash invested and loans made to Excel Realty Partners, L.P., ERT Development Corporation, and other development companies. The Company had $42,302,000 in notes receivable outstanding at June 30, 1996 compared to $29,331,000 outstanding at June 30, 1995.

In June 1996, the Company wrote down the value of one of its real estate properties held for sale by $1,246,000 to its estimated selling price. There was no such write-downs in 1995.

Net income increased $401,000, or 10.9% to $4,094,000 in the six months ended June 30, 1996 from $3,693,000 for the six months ended June 30, 1995, but decreased to $0.31 per share in 1996 from $0.33 per share in 1995. This decrease was due to the write-down of real estate value made in June 1996.

Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995.

Total revenue decreased $294,000 or 1.1% to $26,113,000 for the six months ended June 30, 1996 from $26,407,000 for the six months ended June 30, 1995. The decrease is primarily related to a sale of the office building in December 1995 which accounted for $1,502,000 in revenue for the six months ended June 30, 1995. The decrease in rents from the office building was partly offset by an increase in revenues in lease termination fees. For the six months ended June 30, 1996, the Company recognized $582,000 more in lease termination fees than in 1995. Also, the four shopping centers that were purchased after June 30, 1995 contributed $758,000 of revenue in the six months ended June 30, 1996 and $0 in 1995.

Total operating expenses decreased $1,095,000 or 10.5%, to $9,374,000 in the first two quarters of 1996 from $10,469,000 in the first two quarters of 1995. The decrease was primarily related to a decrease in master lease expense of $2,535,000 as in the first quarter of 1996, the final three properties remaining under master leases were purchased. General and administrative expense increased by $477,000 from 1995 and was approximately 6% of base rents in 1996 compared to 4% of base rents in 1995. The increase is primarily related to an increase in the Company's personnel. Additionally, the general and administrative expense included $110,000 of expenses for accrued bonuses compared with $0 in 1995. Depreciation and amortization increased $319,000 or 9.5% in 1996 from 1995, primarily from the master leased properties that were purchased. The remaining operating expenses included property taxes, repairs and maintenance, utilities and other property expenses which increased a total of $644,000 or 20.1%. This increase in expenses has been offset by an increase in expense reimbursements.

Interest expense increased to $10,025,000 in 1996 from $9,434,000, or 6.3%. This increase related to the increase in the Company's debt. Interest expense did not increase proportionally with debt, due in part because approximately $45,000,000 of mortgage debt and notes payable were incurred in 1996 and not outstanding the full period.

Interest and other income increased $3,099,000 or 250% from 1995, primarily related to additional cash invested and loans made to Excel Realty Partners, L.P., ERT Development Corporation, and other development companies. Also in the first quarter of 1996, the Company sold certain interest rate protection agreements related to the REMIC debt for a gain of $415,000.

Net income increased $2,342,000, or 30.8% to $9,952,000, $0.75 per share, in the six months ended June 30, 1996 from $7,610,000, $0.69 per share for the six months ended June 30, 1995.

Other information.

The Company calculates funds from operations ("FFO") as net income plus depreciation on real estate, amortization, amortized leasing commission costs and loan costs written off, before impairment and gains or losses on real estate sales. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended June 30, 1996 and 1995 (in thousands):

                                                                1996         1995
                                                               ------       ------
Net income                                                     $4,094       $3,693
Depreciation:
  Buildings                                                     1,678        1,544
  Tenant improvements                                             151          124
  From equity investments                                           2          -
Amortization (1):
  Organization costs                                                1            1
  Leasing commissions                                              35           60
Loan costs written-off                                            -            325
Impairment in real estate                                       1,246          -
Loss on sale of buildings                                         -            123
                                                               ------       ------
Funds from operations (2)                                      $7,207       $5,870
                                                               ======       ======

Other Information:
  Leasing commissions paid                                     $   31       $  155
  Tenant improvements paid                                         69          210
  Building improvements paid (Parking lots, roofs, etc.)           51           33


(1) Only amortization of organization costs is shown as amortization expense in the Consolidated Statements of Income. Leasing commission amortization is classified as other operating expenses in the Consolidated Statements of Income.

(2) Beginning in 1996, the Company revised its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under the previous definition, FFO was $6,219 for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's on-going operations. The Company's issuance of common shares, use of the Company's credit facilities, and long-term financing have been the principal sources of capital used to fund its property acquisitions. In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with what it believes to be an appropriate debt level with respect to prudent interest coverage ratios. The Company anticipates that adequate cash will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short-term and long-term. In the six month period ended June 30, 1996, property acquisitions were primarily funded through the use of existing cash deposits from previous property sales, and long-term mortgage financing. Investments in Excel Realty Partners, L.P. and advances to ERT Development Corporation were primarily funded through the use of the Company's credit facility.

In 1995, the Company obtained a two-year unsecured revolving credit facility for up to $150,000,000 through 1997 from a consortium of seven banks (the "Credit Facility). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered properties and the ratio of earnings before interest, depreciation, and amortization to fixed charges. At June 30, 1996, approximately $14,900,000 was available under the Credit Facility. Subsequent to June 30, 1996, $22,600,000 was repaid on the Credit Facility and an additional $3,000,000 was borrowed leaving approximately $34,500,000 available under the Credit Facility. In December 1995, the Company used proceeds from the Credit Facility to repay existing debt related to the REMIC. The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.2% at June 30, 1996), while the REMIC carried interest rates of LIBOR plus 0.6% to 0.8%, plus a servicing fee of 0.1865%. Although the REMIC carried lower interest rates than the Credit Facility, the Company believes that other capital resources may become accessible at lower costs with the increase in the Company's unsecured portfolio. The Company also has a $4,000,000 line of credit and an unsecured $1,000,000 revolving bank line. Approximately $1,700,000 in total is available under these two facilities at June 30, 1996.

In June 1996, the Company issued 1,725,000 shares of common stock in a publicly underwritten offering at a price of $20.625 per share. Net proceeds of approximately $33,819,000 were received in July and were used primarily to pay down notes payable of which $22,600,000 was paid on the Company's Credit Facility.

 In April 1995, the Company formed a Delaware limited partnership, Excel Realty Partner, L.P. ("ERP") to own and manage certain properties. During 1996, the Company loaned ERP $5,019,000 and may advance additional amounts in the future. Also, the Company is committed to make loans to ERP to pay partner distributions in the event ERP is unable to. There are a minimum of six remaining properties scheduled to be contributed to ERP in 1996. Should all six properties be contributed, ERP would assume approximately $30,000,000 in debt and pay $13,000,000 in a combination of cash and partnership units. It is anticipated that the cash requirements would be principally loaned to ERP by the Company. There is no assurance that all or any of the six properties will be contributed to ERP.

In 1996, the Company loaned $2,474,000 to a developer and is committed to loan an additional $11,526,000 related to a joint development retail project in Florida. It is anticipated that cash requirements for this commitment, as well as cash needed for properties to be contributed to ERP, will be primarily obtained from the Credit Facility.

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

Reliance on Major Tenants. As of June 30, 1996, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which accounted for approximately 15% and 14%, respectively, of the Company's annualized base rental income as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits
                27.1 Financial Data Schedule

          (b) Reports on Form 8-K filed July 2, 1996, respecting the Underwriting Agreement dated June 26, 1996 between Excel Realty Trust, Inc. and Smith Barney Inc.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: August 9, 1996


EXCEL REALTY TRUST, INC.
- ------------------------
(Registrant)




By:/s/ Gary B. Sabin
   ------------------------------------------
   Gary B. Sabin,  President



By:/s/ David A. Lund
   ------------------------------------------
   David A. Lund,  Principal Financial Officer