Form 10-Q
period 1996-09-30
EXCEL REALTY TRUST INC
filed 1996-11-04
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                Commission File Number:

  SEPTEMBER  30, 1996                                         1-12244


                            EXCEL REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                           33-0160389
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                          Identification Number)

           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (619) 485-9400


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)  Yes    X         No

                    (2)  Yes    X         No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period cover by this report.

           Class                                 Outstanding at November 4, 1996
----------------------------                     -------------------------------
Common stock, $.01 par value                                15,023,564

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1996 (Unaudited)
            December 31, 1995 .....................................     3

         Consolidated Statements of Income
            Three Months Ended September 30, 1996 (Unaudited)
            Three Months Ended September 30, 1995 (Unaudited)
            Nine Months Ended September 30, 1996 (Unaudited)
            Nine Months Ended September 30, 1995 (Unaudited).......     4

         Consolidated Statements of Changes in Stockholders' Equity
            Nine Months Ended September 30, 1996 (Unaudited)
            Nine Months Ended September 30, 1995 (Unaudited).......     5

         Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1996 (Unaudited)
            Nine Months Ended September 30, 1995 (Unaudited).......     6

         Notes to Consolidated Financial Statements (Unaudited)....     7


    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    16


PART II.  OTHER INFORMATION .......................................    22

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                     SEPTEMBER 30,
                                                                         1996          DECEMBER 31,
                                                                      (UNAUDITED)          1995
                                                                     -------------     ------------
                                     ASSETS

Real estate:
   Land                                                                $ 137,567        $ 122,394
   Buildings                                                             277,930          251,012
   Accumulated depreciation                                              (20,229)         (14,909)
   Real estate held for sale                                              14,094           13,519
                                                                       ---------        ---------
               Net real estate                                           409,362          372,016

Cash                                                                       5,379            9,812
Escrow and other cash deposits                                               904           14,890
Accounts receivable, less allowance for bad debts of
   $1,194 and $726 in 1996 and 1995, respectively                          3,242            2,156
Notes receivable from affiliates                                          29,842           18,561
Notes receivable - other                                                  17,572            4,289
Loan acquisition costs                                                     1,941            2,662
Other assets                                                               5,389            3,921
                                                                       ---------        ---------
                                                                       $ 473,631        $ 428,307
                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                   $ 143,661        $ 123,813
   Notes payable                                                          78,267           86,984
   Accounts payable and accrued liabilities                                5,017            4,806
   Deferred rental income                                                  2,379            2,760
   Other liabilities                                                       1,461            1,266
                                                                       ---------        ---------
               Total liabilities                                         230,785          219,629
                                                                       ---------        ---------
Commitments and contingencies                                                 --               --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized              --               --
   Common stock, $.01 par value, 100,000,000 shares authorized,
      15,023,564 and 13,171,353 shares issued and outstanding
      in 1996 and 1995, respectively                                         150              132
   Additional paid-in capital                                            254,490          218,531
   Accumulated distributions in excess of net income                     (11,794)          (9,985)
                                                                       ---------        ---------
               Total stockholders' equity                                242,846          208,678
                                                                       ---------        ---------
                                                                       $ 473,631        $ 428,307
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                          ------------------------      ---------------------
                                             1996           1995           1996         1995
                                          --------        --------      --------     --------
Revenue:
   Base rent                              $ 12,487        $ 12,369      $ 36,025     $ 37,120
   Percentage rent                             122             147           268          239
   Expense reimbursements                      990           1,005         3,273        2,569
                                           -------         -------        ------       ------

      Total revenue                         13,599          13,521        39,566       39,928
                                            ------          ------       -------       ------

Operating expenses:
   Property taxes                              669             832         2,031        2,083
   Repairs and maintenance                     390             494         1,435        1,286
   Bad debts                                   299             118           659          281
   Other property expenses                     534             719         1,361        1,715
   Master lease                                 -              948           351        3,834
   General and administrative expenses         608             428         2,127        1,470
   Depreciation and amortization             1,894           1,764         5,552        5,103
                                            ------          ------        ------       ------

      Total operating expenses               4,394           5,303        13,516       15,772
                                            ------          ------       -------      -------

      Operating income                       9,205           8,218        26,050       24,156

Other income (expense):
   Interest expense                         (4,886)         (4,604)      (14,911)     (14,038)
   Interest and other income                 2,307           1,838         6,537        3,075
                                            ------        --------      --------       ------

Income before real estate sales              6,626           5,452        17,676       13,193

Gain (loss) on sale of real estate             273              82          (825)         (49)
                                            ------        --------      --------    ---------

      Net income                           $ 6,899         $ 5,534      $ 16,851     $ 13,144
                                            ======          ======       =======      =======

Net income per common share                   $0.46          $0.43         $1.21        $1.12
                                               ====           ====          ====         ====

               The accompanying notes are an integral part of the
                              financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)
                                   ----------

                                                                                               ACCUMULATED
                                                                             ADDITIONAL       DISTRIBUTIONS       TOTAL
                                                    COMMON STOCK               PAID-IN        IN EXCESS OF    STOCKHOLDERS'
                                               NUMBER          AMOUNT          CAPITAL         NET INCOME         EQUITY
                                               ------          ------          -------         ----------         ------
NINE MONTHS ENDED SEPTEMBER 30, 1996:

Balance at January 1, 1996                    13,171,353     $       132     $   218,531      $    (9,985)     $   208,678
Issuance of new shares of
    common stock                               1,852,211              18          38,006             --             38,024
Selling expenses                                    --              --            (2,047)            --             (2,047)
Net income                                          --              --              --             16,851           16,851
Distributions declared                              --              --              --            (18,660)         (18,660)
                                             -----------     -----------     -----------      -----------      -----------
Balance at September 30, 1996                 15,023,564     $       150     $   254,490      $   (11,794)     $   242,846
                                             ===========     ===========     ===========      ===========      ===========


NINE MONTHS ENDED SEPTEMBER 30, 1995:

Balance at January 1, 1995                    10,883,570     $       109     $   175,702      $   (11,913)     $   163,898

Issuance of new shares of
    common stock                               2,231,322              22          44,603             --             44,625
Selling expenses                                    --              --            (2,623)            --             (2,623)
Net income                                          --              --              --             13,144           13,144
Distributions declared                              --              --              --            (10,427)         (10,427)
                                                                             -----------      -----------      -----------
Balance at September 30, 1995                 13,114,892     $       131     $   217,682     $    (9,196)      $   208,617
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)
                                   ----------

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            1996        1995
                                                                            ----        ----
Cash flows from operating activities:
  Net income                                                            $  16,851  $   13,144
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation                                                         5,549       5,101
       Amortized loan costs, leasing commissions and other                    918       2,233
       Loss on sale of real estate                                            825          49
       Provision for bad debts                                                659         230
       Changes in operating assets and liabilities:
        Increase in assets:
          Accounts receivable                                              (1,745)     (1,152)
          Other assets                                                     (2,422)     (1,249)
        Increase (decrease) in liabilities:
          Accounts payable                                                   (311)        798
          Other liabilities                                                  (277)      2,749
                                                                        ----------   --------

             Net cash provided by operating activities                     20,047      21,903
                                                                        ---------     -------

Cash flows from investing activities:
  Real estate acquisitions and building improvements                      (19,039)    (21,387)
  Advances for notes receivable                                           (26,323)    (29,409)
  Principal payments on notes receivable                                    1,759      14,206
  Escrow deposits paid                                                     (4,445)     (6,736)
  Escrow deposits collected                                                18,431       4,725
  Proceeds from real estate sales                                           2,475       9,672
  Other                                                                       753        (315)
                                                                        ---------   ---------

             Net cash used in investing activities                       ( 26,389)   ( 29,244)
                                                                         --------    --------

Cash flows from financing activities:
  Issuance of common stock                                                 36,978      43,707
  Selling and offering costs paid                                          (2,047)     (2,623)
  Distributions paid                                                      (18,660)    (15,112)
  Proceeds from notes payable                                              26,833      21,409
  Principal payments of mortgages and notes payable                       (41,102)    (39,027)
  Loan costs refunded                                                         125          -
  Loan costs paid                                                            (218)       (749)
                                                                        ---------   ---------

             Net cash provided by financing activities                      1,909       7,605
                                                                         --------     -------

             Net increase (decrease) in cash                               (4,433)        264

Cash at January 1                                                           9,812       4,131
                                                                        ---------   ---------

Cash at September 30                                                    $   5,379  $    4,395
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the periods ended September 30, 1995 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1995 Annual Report on Form 10-K, as amended.

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

     The equity method of accounting is used for investments in partnerships which the Company owns less than 50%, but is able to exercise significant influence over the partnership's operations. The Company also uses the equity method to account for its investment in ERT Development Corporation ("EDV") (see Note 5). The investment was recorded initially at cost and subsequently adjusted for net income (loss) of EDV, and contributions paid and distributions received. Previous to 1996, the Company accounted for EDV on the cost method but adopted the equity method in 1996 pursuant to the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force 95-6. There was no significant effect from the change of accounting method and thus, 1995 financial statements have not been restated.

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

     REVENUE RECOGNITION

     Rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis. Revenue is also recognized for tenant reimbursement of common area maintenance and other operating expenses.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options and warrants which would have a dilutive effect. The weighted average shares outstanding for the nine months ended September 30, 1996 and 1995 were 13,923,783 and 11,684,018, respectively.

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

     In June 1996, the Company issued from the shelf, 1,725,000 shares of common stock in a publicly underwritten offering at a price of $20.625 per share. Net proceeds of approximately $33,819,000 were received in July and were used primarily to pay down notes payable. In May, 1995, the Company issued from the shelf 2,140,000 shares of common stock at a price of $20.125 per share. Net proceeds of approximately $40,500,000 from this offering were used to pay off debt, purchase properties, and to make loans to facilitate the development of certain properties.

3.   REAL ESTATE TRANSACTIONS:

     In 1996, the Company acquired three shopping centers in North Carolina remaining under the option agreements described below, and two shopping centers in Georgia. The total cost of the five properties was approximately $40,917,000 of which the Company assumed $25,417,000 in mortgage debt. Also in 1996, the Company purchased two out-parcel pads for approximately $945,000. In the nine months ended September 30, 1995, the Company acquired seven shopping centers in North Carolina under the option agreements. The total cost of these five properties was approximately $37,977,000 of which the Company assumed $17,800,000 in debt.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


3.   REAL ESTATE TRANSACTIONS, CONTINUED:

     In 1995, the Company entered into master lease and option agreements to purchase certain shopping centers in North Carolina. The master leases required the payment equal to eight percent of the lessor/sellers equity in the properties and gave the Company all management and operating responsibilities for the shopping centers. Under the master leases, the Company received all cash flow, if any, in excess of the master lease expense. The master lease expense included master lease and interest payments from debt service. All of the rental revenue and related operating expenses from the master leased properties were consolidated in the Company's consolidated financial statements. The option agreements gave the Company the option to purchase the properties. Upon purchase of the remaining North Carolina properties in 1996, the master lease and option agreements were terminated.

     The Company sold two single tenant properties in 1996 for a total net sales price of $1,985,000 and a land parcel for $490,000. The cost of one of the single tenant properties sold was written down by $1,246,000 to its estimated sales price in June 1996 in accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This property was sold in August 1996 and the amount written-down is shown as part of the net gain (loss) on real estate sales in the Consolidated Statement of Income. During the nine months ended September 30, 1995, the Company sold six single tenant properties for a total net sales price of $9,672,000. The net loss on the sales was $49,000.

4.   NOTES RECEIVABLE (IN THOUSANDS):

     The Company had the following notes receivable at September 30, 1996 and December 31, 1995:

                                                                            1996        1995
                                                                            ----        ----
     Notes from affiliates, interest at 12-14% per annum,
     unsecured, due upon demand.                                         $ 29,842    $ 18,561

     Note from a development company, interest at 25% per annum,            9,539          -
     payable in Canadian dollars.

     Notes from development companies, interest from 10% to 12%
     per annum.  Maturity dates vary from the completion of
     certain properties.                                                    7,273       3,500

     Other                                                                    760         789
                                                                         --------     -------

              Total notes receivable                                     $ 47,414    $ 22,850
                                                                          =======     =======

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4.   NOTES RECEIVABLE (IN THOUSANDS), CONTINUED:

     Notes from affiliates are due from EDV and Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership (see Note 14). Interest and principal payments from EDV are received upon the completion of certain development projects. Interest receivable from EDV was $1,380 at September 30, 1996. Interest and principal payments from ERP are received on a monthly basis or as excess cash is available. Interest receivable from ERP was $234 at September 30, 1996.

     In 1996, the Company made a loan in the amount of $13,000 Canadian dollars ($9,539 in U.S. dollars at September 30, 1996) to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a commercial building known as "Atrium on Bay" in Toronto, Canada. The loan is secured by the Canadian company's interest in the "Atrium on Bay." The Canadian loan bears interest at 25% per annum and matures in seven years. The Company has reserved $360 against the interest receivable and the 1996 interest income pending future leasing activity. The net interest receivable at September 30, 1996 is $579.

5.   INVESTMENTS:

     In April 1995, ERP was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. In May 1995, ERP entered into an agreement for certain unaffiliated entities to contribute to the partnership shopping centers in the southeastern United States. Through September 30, 1996, ten properties with a net basis of approximately $59,000,000 at September 30, 1996, have been contributed to ERP in exchange for limited partnership units and cash. The Company is entitled to receive 99% of all earnings, if any, after the limited partners receive their distributions. Annual distributions approximate $530,000 based on limited partner units held at September 30, 1996. The partnership had net income of $499,000 and $0 for the nine months ended September 30, 1996 and 1995, respectively. The Company's investment in the partnership at September 30, 1996 and December 31, 1995 was $911,000 and $139,000, respectively, and is included in other assets on the Consolidated Balance Sheets.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 6.  MORTGAGES PAYABLE (IN THOUSANDS):

     The Company had the following mortgages payable at September 30, 1996 and December 31, 1995:

                                                                        1996          1995
                                                                      ---------     ---------

     Mortgage notes at 6.73% to 10%, payable in installments through
        2018 (monthly payments at September 30, 1996 of $1,326):
             Insurance companies                                      $  70,001     $  67,356
             Banks                                                       41,829        23,603
             Private bonds                                               28,884        29,907
             Other                                                        2,947         2,947
                                                                       --------     ---------

                  Total mortgages payable                             $ 143,661     $ 123,813
                                                                       ========      ========

     The principal payments required to be made on mortgages payable are as follows:

             YEAR
             1996, remaining three months                             $   1,714
             1997                                                         4,065
             1998                                                         6,668
             1999                                                        27,174
             2000                                                        18,132
             Thereafter                                                  85,908
                                                                        -------

                                                                      $ 143,661
                                                                      =========

     Mortgages of $58,742 are fully amortizing with no balloon payments with the final monthly payments coming between the years 2004 and 2018. In October 1996, the Company agreed to convert $2,947 of mortgage debt into common stock.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 7.  NOTES PAYABLE (IN THOUSANDS):

     The Company had the following notes payable at September 30, 1996 and December 31, 1995:

                                                                         1996           1995
                                                                       --------       ------
     Unsecured credit agreement of $150,000, interest at
     LIBOR + 1.75% (7.19% at September 30, 1996).                      $ 75,000      $ 82,800

     Line of credit payable to a financial institution,
     interest at the lender's base rate plus 1.25% (8.92% at
     September 30, 1996).                                                 3,223         3,184

     Revolving line of credit of $1,000, interest at 9.5%.                   -          1,000

     Other                                                                   44            -
                                                                      ---------     --------

             Total notes payable                                       $ 78,267      $ 86,984
                                                                        =======       =======

     In December 1995, the Company received a two-year revolving credit facility of up to $150,000 in unsecured advances through December 1997, from a consortium of six banks. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation, and amortization to fixed charges. The principal outstanding is due in December 1997. The Company also has a $4,000 line of credit that is collateralized by certain notes receivable, and an unsecured $1,000 revolving bank line.

     In 1996, the Company obtained a term loan of $10,000 and used the proceeds to make a loan to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a commercial building (see Note 4). The loan was repaid in July 1996.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


8.   COMMITMENTS AND CONTINGENCIES:

     As part of an agreement with unaffiliated parties to contribute certain properties to ERP for limited partnership units, certain of the limited partners are guaranteed distributions as defined by the contribution agreement. The Company is obligated to advance loans to ERP to pay the distributions in the event ERP is unable to make these payments (see Note
     5). Also, at September 30, 1996, ERP mortgage debt of $2,885,000 was guaranteed by the Company.

     The Company has committed to loan $14,000,000 to a developer related to a joint development project in Florida. As of September 30, 1996, $3,097,000 had been advanced under this commitment.

 9.  DISTRIBUTIONS

     In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1995 a distribution of $0.43 was declared on March 31 and paid on April 15, and the normal distribution of June 30 was instead declared on July 1 and paid on July 15, 1995. In 1996, distributions of $0.445, $0.445, and $0.46 per share were declared on January 2, April 1, and July 1, and paid on January 15, April 15, and July 15, respectively. For the nine months ended September 30, 1996 and 1995, approximately 10% and 19% of the distributions received by shareholders, respectively, were considered to be a return of capital for tax purposes.

10.  OPTIONS & WARRANTS:

     The Company has adopted the 1993 Stock Option Plan (the "1993 Plan") for executive officers and other employees of the Company, and the Directors 1994 Stock Option Plan (the "1994 Stock Plan") for directors options. In the nine months ended September 30, 1996, the Company granted 213,000 options at $20.375 and 21,000 options at $18.25 under the 1993 Plan and 1994 Plan, respectively. In the nine months ended June 1995, the Company granted 131,250 options at $19.25 and 14,000 options at $16.375 under the 1993 Plan and 1994 Plan, respectively.

11.  STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amounts paid for interest during the nine months ended September 30, 1996 and 1995 were $13,991,000 and $12,301,000, respectively. State income taxes of $246,000 and $0 were paid in 1996 and 1995, respectively. For the nine months ended September 30, 1996, the Company acquired real estate and interests in partnerships of $26,380,000 without the use of cash. The Company assumed $25,490,000 of mortgage debt and other liabilities and issued $890,000 of common stock. In 1995, the Company acquired $18,706,000 in real estate without the use of cash by assuming $17,788,000 in mortgages payable and $918,000 in common stock.

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

     Minimum future rental revenue for the commercial real estate currently owned at September 30, 1996 and subject to noncancelable operating leases is as follows:

             YEAR
             1996, remaining three months                $ 10,984
             1997                                          42,549
             1998                                          40,098
             1999                                          37,102
             2000                                          35,004
             Thereafter                                   300,867

13.  LEASE TERMINATION FEES

     The Company had $1,247,000 and $2,446,000 in deferred lease termination fees at September 30, 1996 and December 31, 1995, respectively, which are included as part of deferred rental income on the Consolidated Balance Sheets. For the nine months ended September 30, 1996 and 1995, the Company recognized $2,499,000 and $1,350,000 in revenue from lease termination fees, respectively, which are included in base rents on the Consolidated Statements of Income. For the first three quarters of 1996 and 1995, the Company received $1,300,000 and $3,533,000 in lease termination fees, respectively.

14.  RELATED PARTY TRANSACTIONS:

     Notes receivable at September 30, 1996 and December 31, 1995 included $15,108,000 and $12,611,000 from EDV and $14,734,000 and $5,950,000 from
     ERP, respectively. Total interest income recognized in 1996 from EDV and ERP amounted to $1,533,000 and $897,000, respectively. For the first nine months in 1995, $1,109,000 and $0 was recognized as interest income from EDV and ERP, respectively.

     In 1996 and 1995, the Company recognized as income $641,000 and $344,000 in fees and other income from EDV, respectively. The Company also recognized $753,000 and $0 in partnership income from ERP in the nine months ended September 30, 1996 and 1995, respectively.

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

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995.

Total revenue increased $78,000 or 1%, to $13,599,000 for the three months ended September 30, 1996 from $13,521,000 for the three months ended September 30, 1995. There were four new shopping centers and two out-parcels that were acquired after September 30, 1995 which contributed $441,000 of additional revenue in the three months ended September 30, 1996. Also, the Company recognized revenue of $1,239,000 from lease termination fees in 1996 compared with $672,000 in 1995. These increases in revenue were offset primarily from the sale of an office building in December 1995 which accounted for $768,000 in revenue for the third quarter of 1995. The proceeds of this building were primarily used to purchase three shopping centers that were being master leased in 1995. Under the master lease agreements, the Company recognized revenue and expenses from the properties' owners. Accordingly, as rents were already being recognized on the master leased properties, there was no increase in rents from purchasing these properties. Also, the Company sold two single tenant buildings which decreased rents $95,000 in the three months ended September 30, 1996.

Total operating expenses decreased $909,000 or 17%, to $4,394,000 in the third quarter of 1996 from $5,303,000 in the third quarter of 1995. The decrease was primarily related to a decrease in master lease expense of $948,000. In the first nine months of 1995, there were eleven properties that were being master leased for all or part of the period. In the first quarter of 1996, the final three properties remaining under the master leases were purchased. General and administrative expense increased by $180,000 from 1995. The Company has hired additional personnel to manage the properties owned by its operating partnership, Excel Realty Partners, L.P., to accommodate future growth, and to perform certain property management functions that were previously being rendered by third parties. Also, general and administrative expense included $90,000 of expenses for accrued bonuses compared with $12,000 in 1995. Depreciation and amortization increased $130,000 or 7% in 1996 from 1995, primarily from the master leased properties that were purchased. The remaining operating expenses included property taxes, repairs and maintenance, bad debts and other property expenses which decreased a total of $271,000 or 12% in 1996 from 1995.

This decrease primarily relates to the sale of an office building in December 1995 which accounted for more expenses than the new properties acquired.

Interest expense increased to $4,886,000 in 1996 from $4,604,000 in 1995, or 6%. This increase related to the increase in the Company's debt. At September 30, 1996, the Company had mortgages and notes payable of $221,928,000 compared with $201,342,000 at September 30, 1995, an increase of 10%. Interest expense did not increase proportionally with the outstanding balance of debt at the end of each period, primarily because approximately $195,000 of loan costs related to the repayment of debt, were written off to interest expense in July 1995.

Interest and other income increased $469,000 or 26% from 1995, primarily related to additional cash invested and loans made to Excel Realty Partners, L.P. ("ERP"), ERT Development Corporation ("EDV"), and other development companies. The Company had $47,414,000 in notes receivable outstanding at September 30, 1996 compared to $22,850,000 outstanding at September 30, 1995. Also, the Company recognized $357,000 in income from its equity interest in ERP compared to $0 in 1995. The increase in interest and other income was offset in part from the revenue recognized from EDV which decreased in the third quarter from $343,000 in 1995 to $195,000 in 1996.

In the third quarter of 1996, the Company sold a land parcel for a $352,000 gain, and recognized a $79,000 loss related to the sale of a single tenant property. The single tenant property was previously written down in the second quarter by $1,246,000. In the third quarter of 1995, the Company sold one single tenant property for a $82,000 gain.

Net income increased $1,365,000, or 25% to $6,899,000 for the three months ended September 30, 1996 from $5,534,000 for the three months ended September 30, 1995, and increased to $0.46 per share in 1996 from $0.43 per share in 1995.

Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995.

Total revenue decreased $362,000 or 1% to $39,566,000 for the nine months ended September 30, 1996 from $39,928,000 for the nine months ended September 30, 1995. The decrease is primarily related to a sale of the office building in December 1995 which accounted for $2,270,000 in revenue for the nine months ended September 30, 1995. The decrease in rents from the office building was partly offset by an increase in revenues from lease termination fees. For the nine months ended September 30, 1996, the Company recognized $1,149,000 more in lease termination fees than in 1995. Also, four new shopping centers and two out-parcels that were acquired after September 30, 1995 contributed $932,000 of revenue in the nine months ended September 30, 1996.

Total operating expenses decreased $2,256,000 or 14%, to $13,516,000 in the first three quarters of 1996 from $15,772,000 in the first three quarters of 1995. The decrease was primarily related to a decrease in master lease expense of $3,483,000 since the first quarter of 1996, the final three properties remaining under master leases were purchased. General and administrative expense increased by $657,000 from 1995 and was approximately 6% of base rents in 1996 compared to 4% of base rents in 1995. The increase is primarily related to an increase in the Company's personnel to manage the properties owned by its operating partnership, Excel Realty Partners, L.P., to accommodate future growth, and to perform certain property management functions that were previously being rendered by third parties. Additionally, the general and administrative expense included $170,000 of expenses for accrued bonuses compared with $36,000 in 1995. Depreciation and amortization increased $449,000 or 9% in 1996 from 1995, primarily from the master leased and other properties that were purchased. The remaining operating expenses including property taxes, repairs and maintenance, other property expenses, and bad debts, increased a total of $121,000 or 2%.

Interest expense increased to $14,911,000 in 1996 from $14,038,000, or 6%. This increase related to the increase in the Company's debt. Interest expense did not increase proportionally with the outstanding balance of debt at the end of each period, due in part because $195,000 of loan costs related to the repayment of debt, were written off to interest expense in July 1995.

Interest and other income increased $3,462,000 or 113% from 1995, primarily related to additional cash invested and loans made to Excel Realty Partners, L.P., ERT Development Corporation, and other development companies. Also, the Company recognized $753,000 in partnership income in 1996 compared to $0 in 1995, and in the first quarter of 1996, the Company sold certain interest rate protection agreements related to the REMIC debt for a gain of $415,000.

Net income increased $3,707,000, or 28% to $16,851,000, $1.21 per share, in the nine months ended September 30, 1996 from $13,144,000, $1.12 per share for the nine months ended September 30, 1995.

Other information.

The Company calculates funds from operations ("FFO") as net income before gains or losses on real estate sales (net of gain or losses on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs and loan costs written off. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended September 30, 1996 and 1995 (in thousands):

                                                                   1996           1995
                                                                 -------        -------
Net income                                                       $ 6,899        $ 5,534
Depreciation:
  Buildings                                                        1,761          1,615
  Tenant improvements                                                 90            131
  From equity investments                                              3             -
Amortization (1):
  Organization costs                                                   1              1
  Leasing commissions                                                 39             71
Loan costs written-off                                                -             195
Loss on sale of buildings                                           (273)           (81)
Gain related to undepreciated real estate                            352             -
                                                                 --------       -------
Funds from operations (2)                                        $ 8,872        $ 7,466
                                                                  ======         ======

Other Information:
  Leasing commissions paid                                         $  63          $ 155
  Tenant improvements paid                                           124            210
  Building improvements paid (Parking lots, roofs, etc.)              62             33

(1) Only amortization of organization costs is shown as amortization expense in the Consolidated Statements of Income. Leasing commission amortization is classified as other operating expenses in the Consolidated Statements of Income.

(2) Beginning in 1996, the Company revised its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under the previous definition, FFO was $7,797 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's on-going operations. The Company's issuance of common shares, use of the Company's credit facilities, and long-term financing have been the principal sources of capital used to fund its property acquisitions. In order to continue to expand and develop its portfolio of properties, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with what it believes to be an appropriate debt level with respect to prudent interest coverage ratios. The Company anticipates that adequate cash from operations will be available to fund its operating and administrative expenses, continuing debt service obligations and the payment of distributions in both the short-term and long-term. In the nine month period ended September 30, 1996, property acquisitions were primarily funded through the use of existing cash deposits from previous property sales and long-term mortgage financing. Investments in ERP and advances to ERP and EDV were primarily funded through the use of the Company's credit facility.

In 1995, the Company obtained a two-year unsecured revolving credit facility for up to $150,000,000 through 1997 from a consortium of six banks (the "Credit Facility). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered properties and the ratio of earnings before interest, depreciation, and amortization to fixed charges. At September 30, 1996, approximately $34,400,000 was available under the Credit Facility. Subsequent to September 30, 1996, $16,800,000 was borrowed on the Credit Facility, primarily to make an advance to EDV. In December 1995, the Company used proceeds from the Credit Facility to repay existing debt related to the REMIC. The Credit Facility carries an interest rate of LIBOR plus 1.75% (7.19% at September 30, 1996), while the REMIC carried interest rates of LIBOR plus 0.6% to 0.8%, plus a servicing fee of 0.1865%. Although the REMIC carried lower interest rates than the Credit Facility, the Company believes that other capital resources may become accessible at lower costs with the increase in the Company's unsecured portfolio. The Company also has a $4,000,000 line of credit and an unsecured $1,000,000 revolving bank line. Approximately $1,700,000 in total is available under these two facilities at September 30, 1996.

In June 1996, the Company issued 1,725,000 shares of common stock in a publicly underwritten offering at a price of $20.625 per share. Net proceeds of approximately $33,819,000 were received in July and were used primarily to pay down notes payable of which $22,600,000 was paid on the Company's Credit Facility and $10,000,000 to repay a note.

During 1996, the Company has loaned ERP $8,784,000 and may advance additional amounts in the future. Also, the Company is committed to make loans to ERP to pay certain of the partner distributions in the event ERP is unable to. There are a minimum of four remaining properties scheduled to be contributed to ERP in 1996. Should all four properties be contributed, ERP would assume approximately $18,000,000 in debt and pay $8,000,000 in a combination of cash and partnership units. It is anticipated that the cash requirements would be principally loaned to ERP by the Company. There is no assurance that all or any of the four properties will be contributed to ERP.

In 1996, the Company loaned $3,097,000 to a developer and is committed to loan an additional $10,903,000 related to a joint development retail project in Florida. It is anticipated that cash requirements for this commitment, as well as cash needed for properties to be contributed to ERP, will be primarily obtained from the Credit Facility, future equity offerings, or other bank facilities.

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

Reliance on Major Tenants. As of September 30, 1996, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which accounted for approximately 15% and 14%, respectively, of the Company's annualized base rental income as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

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

Item 5.  Other Information.

The Company purchased five shopping centers and tow outparcel pad, and sold two single tenant properties and a land parcel in 1996. These transactions are described in Note 2 to the financial statements.

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




Dated: November 4, 1996


EXCEL REALTY TRUST, INC.
------------------------
(Registrant)




By:/s/ Gary B. Sabin
   -------------------------------
       Gary B. Sabin,  President



By:/s/ David A. Lund
   -------------------------------
       David A. Lund,  Principal Financial Officer