Form 10-K
period 1996-12-31
EXCEL REALTY TRUST INC
filed 1997-03-10
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                  Annual Report Under Sections 13 Or 15(d) Of
                      The Securities Exchange Act of 1934


For The Fiscal Year Ended:  DECEMBER 31, 1996    Commission File Number: 1-12244


                           EXCEL REALTY TRUST, INC.
           (Exact name of registrant, as specified in its charter)

             MARYLAND                                    33-0160389
--------------------------------------     ------------------------------------
      (State of incorporation)             (IRS Employer Identification Number)

          16955 VIA DEL CAMPO, SUITE 110, SAN DIEGO, CALIFORNIA 92127
                   (Address of principal executive offices)

                 Registrant's telephone number:  (619) 485-9400


          Securities Registered Pursuant To Section 12(b) Of The Act:

           Title of Each Class                               Name of Each Exchange on which Registered
           -------------------                               -----------------------------------------
Common Stock, $0.01 par value per share                               New York Stock Exchange
8 1/2% Series A Cumulative Convertible Preferred Stock                New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) Of The Act:  None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [   ]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $444,450,916 as of March 7, 1997 based on the $25.875 closing price on the NYSE on such date.

Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of the latest practical date:

               Class                                Outstanding at March 7, 1997
---------------------------------------             ----------------------------
Common Stock, $0.01 par value per share                      18,315,224

Documents incorporated by reference: Portions of the Proxy Statement for the 1997 Annual Meeting of the stockholders of the Registrant to be filed subsequently with the Commission are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1.  BUSINESS

General.

Excel Realty Trust, Inc. (the "Company") was formed in 1985 and reincorporated as a Maryland corporation in 1993. The Company is a self-administered, self-managed equity real estate investment trust ("REIT") which owns and manages neighborhood and community shopping centers and other retail and commercial properties primarily leased on a long-term basis to major retail companies. The terms of such leases typically provide that the tenant is responsible for costs and expenses associated with the ongoing maintenance of the property. The majority of the single tenant property leases also require that tenants pay for structural repairs and maintenance. At December 31, 1996, the Company owned 112 operating properties located in 27 states as outlined in
Item 2.

The Company has elected to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1987, and believes that, commencing with such taxable year, it has been organized and has operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Although the Company believes that it will continue to operate in such a manner, no assurance can be given that the Company will continue to qualify as a REIT. In order to maintain its qualification as a REIT, among other things, the Company must distribute at least 95% of its real estate investment trust taxable income and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Additionally, to preserve the Company's status as a REIT, ownership of the capital stock of the Company, actually or constructively, by any single person is limited, by the Company, to 9.8% of the total number of outstanding shares, subject to certain exceptions.

As of March 7, 1997, the Company employed 108 persons. Its executive offices are located at 16955 Via Del Campo, Suite 110, San Diego, California 92127 and its telephone number is (619) 485-9400.

Properties

The Company emphasizes investments in retail properties where a substantial portion of gross leasable area ("GLA") is subject to long-term net leases to national or regional retail tenants. The properties consist of three primary types: (i) multi-tenant retail properties (the "Shopping Centers"); (ii) single tenant net leased retail properties (the "Single Tenant Properties"); and (iii) commercial properties and office buildings (the "Commercial Properties"). At December 31, 1996, the Company owned (i) 42 Shopping Centers which accounted for approximately 67% of the Company's scheduled annualized base rent ("ABR") at December 31, 1996; (ii) 67 Single Tenant Properties which accounted for approximately 32% of the Company's ABR at December 31, 1996; and (iii) 3 Commercial Properties which accounted for approximately 1% of the Company's ABR at December 31, 1996. These 112 properties total approximately 8.2 million square feet of GLA, of which the Shopping Centers, Single Tenant Properties, and Commercial Properties comprise approximately 65%, 34%, and 1%, respectively. Additionally, the Company has one property held for disposition related to an undeveloped shopping mall in Arizona.

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

The Company's primary objective is to acquire, own and manage a portfolio of commercial retail properties that will provide cash for quarterly distributions to stockholders while protecting investor capital and providing potential for capital appreciation. The Company seeks to achieve this objective by (i) aggressively managing its 112 existing operating properties, (ii) continuing to acquire well-located neighborhood and community shopping centers with tenants that have a national or regional presence and an established credit quality,
(iii) disposing of mature properties to continually update its core property portfolio, and (iv) continuing to maintain a strong and flexible financial position to facilitate growth.

Aggressive Management - The Company aggressively manages its properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally recognized anchor tenants. In addition, the Company emphasizes monitoring of the physical condition of the properties and the financial condition of the tenants. The Company follows a schedule of regular physical maintenance with a view toward tenant expansion, renovations and refurbishing to preserve and increase the value of its properties.

In addition to the employees at the Company's San Diego, California headquarters, the Company employs approximately 16 property management personnel at its seven field offices in Phoenix, Arizona; Orlando, Florida; Atlanta, Georgia; Lexington, Kentucky; Raleigh, North Carolina; Chattanooga, Tennessee; and Salt Lake City, Utah. Each of the Company's field offices is responsible for managing the leasing, property management and maintenance of the Company's properties in its region. The Company also employs a team of approximately eight people at its Salt Lake City, Utah office whose efforts are dedicated solely to acquisitions and dispositions of the Company's properties.

Over time, the Company will seek to increase cash flow and portfolio value primarily through contractual rent increases during the terms of its leases, reletting of existing space at higher rents, expansion of existing properties and the minimization of overhead and operating costs.

Acquisition of Properties - The Company intends to continue its portfolio focus on retail properties with predictable cash flow and growth potential. The Company seeks to expand its portfolio by acquiring well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality and that the Company believes will have the ability to make timely lease payments over the term of the lease. When acquiring properties, however, primary emphasis is placed on the quality of the location and comparable market rents as opposed to a particular tenant. The Company intends to continue to concentrate its property acquisitions in the southwestern and southeastern United States, where a majority of its current properties are located. Management believes that such emphasis will allow the Company to utilize its current property management and maintenance personnel in these areas. The Company may, however, acquire properties in other areas of the United States. Additionally, the Company intends to continue to evaluate its property type mix and may purchase from time to time other properties that the Company believes will meet its objectives.

Acquisitions through Partnerships - The Company may from time to time enter into joint venture partnership arrangements with certain entities for the purchase and management of properties. The Company may also from time to time acquire properties from unaffiliated property owners by forming partnerships and exchanging limited partnership units in such partnerships for the property owners' equity in the acquired properties. Such partnership units are generally exchangeable for shares of the Company's common stock under certain circumstances. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners
wishing to enter into tax deferred transactions.    In 1995, Excel Realty
Partners, L.P. ("ERP"), a Delaware limited partnership, was formed to facilitate these transactions.

Joint Venture Development - The Company may from time to time finance properties under development, provided that the developer of each such property has previously obtained all necessary entitlements allowing completion of the property and has identified anchor tenants. Under this financing method, the Company purchases the undeveloped property and leases such property back to the developer or makes a subordinated loan to the developer, and upon completion, the Company has the option to purchase the development. In 1996, the Company loaned $12.3 million to a joint venture partnership under a loan commitment related to a development retail project in Orlando, Florida, and in 1997, an additional $5.3 was advanced. In January 1997, the joint venture obtained a construction loan and $9.0 million was repaid to the Company. The Company has agreed to guarantee $30 million of the construction loan which is expected to total $80 million.

Disposition of Properties - The Company continually analyzes each asset in its portfolio and identifies those properties which can be sold or exchanged (to the extent consistent with REIT qualification requirements) for optimal sales prices (or exchange values) given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio by disposing of properties which have limited appreciation potential and redeploy capital into newer properties or properties where its aggressive management techniques may maximize property values. The Company engages from time to time in like-kind property exchanges (i.e., Code Section 1031 exchanges) which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

The Company holds its properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of the Company's business. If the Company were treated as holding properties for sale to customers in the ordinary course of its business, it would be subject to tax equal to 100% of its gain from each property sold (with no offset allowed for properties sold at a loss). The Company intends to take appropriate measures before entering into any binding agreement to dispose of an asset to determine that such disposition will not result in the imposition of such tax on the Company.

Financing - The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrance of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing mortgages over the term of the leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

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

Substantially all of the Company's properties have been subject to environmental reports (which typically involve inspection without soil sampling or ground water analysis) by independent environmental consultants. The environmental reports have not revealed any material environmental liability and the Company is not aware of any other material environmental liability with respect to any of its properties.

No assurance can be given that the environmental studies performed at the properties would disclose all environmental liabilities thereon, that any prior owner thereof did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of its properties.

Principal Leases

Wal-Mart Stores, Inc. ("Wal-Mart") is the Company's largest tenant in terms of both GLA and ABR. Wal-Mart is the nation's largest retailer and operates approximately 2,000 discount department stores and over 400 warehouse clubs. Wal-Mart is listed on the New York Stock Exchange (the "NYSE") and, as of December 31, 1996, had credit ratings of AA from Standard and Poor's Corporation ("Standard and Poor's") and Aa2 from Moody's Investor Services, Inc. ("Moody's"). Of the 18 stores which Wal-Mart currently leases from the Company, 12 were less than five years old as of December 31, 1996.

Kmart Corporation ("Kmart") is the Company's second largest tenant in terms of both GLA and ABR. Kmart's principal business is general merchandise retailing through a chain of discount department stores. It is one of the world's largest retailers based on sales volume. Kmart has experienced flat or declining earnings in recent periods, and has announced plans to eliminate a significant number of jobs and close certain of its existing stores. Kmart's credit ratings as of December 31, 1996 were B2 and B+ according to Moody's and Standard and Poor's, respectively. Kmart has closed five single tenant stores that were leased from the Company. The Company negotiated receipt of lease termination fees with respect to all five of these properties, three of which were subsequently sold in 1995 and 1996. The Company is currently in the
process of re-leasing or selling the other two properties.    Of the 17 stores
which Kmart currently leases from the Company, eight were less than five years old as of December 31, 1996. Should Kmart in the future announce additional store closures, the Company believes Kmart would continue its lease payments for the term of the leases unless a lease termination fee is negotiated, and/or the properties would be re-leased at rental rates which would not cause a material loss of revenue for the Company. However, the Company cannot fully predict the effect on the Company of material deterioration in Kmart's financial position.

Wal-Mart and Kmart are publicly traded companies and financial and other information regarding these tenants is on file with the Securities and Exchange Commission (the "Commission").

The table below sets forth information concerning the five largest tenants of the Company and its subsidiaries at December 31, 1996:

                                                                                                SCHEDULED
                                               PERCENT OF                     PERCENT OF        ABR AS A
                                                 COMPANY                      COMPANY TOTAL     PERCENT OF
                NUMBER       TOTAL GLA         TOTAL GLA      SCHEDULED       SCHEDULED        COMPANY 1996
TENANT         OF LEASES    UNDER LEASES      UNDER LEASES        ABR             ABR         TOTAL REVENUES
------         ---------    ------------      ------------  --------------- --------------    --------------
                           (IN THOUSANDS)                   (IN THOUSANDS)
Wal-Mart          18            1,543              18.9%       $  6,618            12.9%            10.4%
Kmart             17            1,368              16.8%          6,409            12.5%            10.0%
Kroger            14              504               6.2%          3,242             6.3%             5.1%
Lucky             15              484               5.9%          2,796             5.5%             4.4%
Food Lion         11              303               3.7%          2,002             3.9%             3.1%
                  ---         -------            -------       --------          -------          -------

                   75           4,202              51.5%       $ 21,067            41.1%            33.0%
                  ===          ======             ======        =======           ======           ======


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

Recent Developments

During 1996 the Company issued 4,715,000 shares of Common Stock through two public offerings and in February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock. See Item 7
("Management's Discussion and Analysis of Financial Condition and Results of Operations") for further discussion.

During 1996, the Company purchased seven Shopping Centers for a total purchase price of approximately $93.2 million and sold four Single Tenant Properties for net sales proceeds of $4.7 million. Included in the acquisitions was the purchase of the Valley Fair Mall, a 608,000 square foot shopping center located in West Valley City (Salt Lake City), Utah for approximately $35.0 million in December 1996.

In April 1995, the Company formed ERP to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. The Company has initially contributed cash for a 1% equity position in the partnership. The limited partners are entitled to receive annual distributions on their partnership equity (approximately $0.6 million based upon units held at December 31, 1996), after which the Company is entitled to receive 99% of all remaining income and gains before depreciation, if any. Through 1996, twelve real estate properties have been contributed to ERP and at December 31, 1996, ERP had net real estate of approximately $80.0 million.

In April 1995, the Company formed ERT Development Corporation ("EDV"), a Delaware Corporation, of which the Company owns 100% of the outstanding preferred shares. The preferred shares receive 95% of the dividends, if any, from EDV. EDV was formed to acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. At December 31, 1996, the Company had notes receivable outstanding to EDV of $39.8 million to facilitate certain transactions.

The Company is currently in the process of evaluating other potential property acquisitions and financing alternatives. The Company intends to continue to emphasize the acquisition of shopping centers and other retail properties under long-term leases to creditworthy national or regional tenants.

ITEM 2.  PROPERTIES

General.

At December 31, 1996, the Company and its subsidiaries owned 112 operating properties in 27 states, principally in the southwestern, midwestern and
southeastern United States.   Additionally, the Company owns one real estate
property located in Arizona which is held for disposition and not included in the schedule on the next page.

Rental revenue and operating expense reimbursements accounted for approximately 83.1% of the Company's total revenues for the year ended December 31, 1996.
The Company's management believes that the average base rent per square foot of the Company's existing leases are generally lower than the prevailing market rate base rents for new leases in the geographical regions where the Company operates, reflecting the potential for growth as leases renew.

At December 31, 1996, the Company's operating properties consisted of 67 Single Tenant Properties, 42 Shopping Centers and three Commercial Properties. The distribution of the consolidated GLA and scheduled consolidated ABR of the Company and its subsidiaries as of December 31, 1996 is as follows:

                                                                                                 PERCENT OF
                    NUMBER OF               TOTAL GLA       PERCENT OF          SCHEDULED        SCHEDULED
STATE              PROPERTIES             (SQUARE FEET)     TOTAL GLA              ABR              ABR
-----              ----------             --------------    ---------         --------------     ----------
                                          (IN THOUSANDS)                      (IN THOUSANDS)
Alabama                 3                        94            1.2%           $      531             1.0%
Arizona                11                       934           11.5%                7,491            14.6%
Arkansas                2                       105            1.3%                  529             1.0%
California              2                        35            0.4%                  638             1.3%
Colorado                3                       157            1.9%                  628             1.2%
Florida                 6                       543            6.7%                3,426             6.7%
Georgia                 7                       566            6.9%                4,160             8.1%
Illinois                9                       397            4.9%                2,596             5.1%
Indiana                13                       490            6.0%                2,728             5.3%
Iowa                    3                       104            1.3%                  563             1.1%
Kentucky                4                       613            7.5%                3,701             7.2%
Louisiana               1                        41            0.5%                  229             0.5%
Michigan                3                       108            1.3%                  556             1.1%
Minnesota               2                        12            0.1%                  185             0.4%
Missouri                4                       189            2.3%                1,117             2.2%
Nebraska                3                        71            0.9%                  429             0.8%
New Jersey              1                        56            0.7%                  272             0.5%
North Carolina         12                     1,382           17.0%                8,280            16.2%
Ohio                    4                       444            5.4%                2,205             4.3%
Oklahoma                1                        46            0.6%                  280             0.6%
Pennsylvania            3                       180            2.2%                1,156             2.3%
South Carolina          3                       148            1.8%                1,151             2.2%
Tennessee               3                       297            3.6%                1,820             3.5%
Texas                   6                       301            3.7%                1,861             3.6%
Utah                    1                       588            7.2%                3,399             6.6%
Virginia                1                       193            2.4%                1,126             2.2%
Wisconsin               1                        59            0.7%                  218             0.4%
                      ---                  --------        --------            ---------         --------

TOTALS                112                     8,153          100.0%             $ 51,275           100.0%
                      ===                    ======          ======              =======           ======


The Shopping Centers

At December 31, 1996, the Company and its subsidiaries owned 42 Shopping Centers. The Shopping Centers accounted for approximately 65% of the Company's GLA and approximately 67% of the Company's ABR at December 31, 1996. The Shopping Centers ranged in size from approximately 30,000 to 608,000 square feet. The Company intends to maintain its policy of acquiring shopping centers for long-term investment. The Company maintains an aggressive leasing program to enhance the income potential of each property. It also follows a schedule of regular physical maintenance with a view toward tenant expansion, renovations and refurbishing to preserve and increase the value of its properties. Renovations include upgrading of existing facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting.

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

The Single Tenant Properties

At December 31, 1996, the Company and its subsidiaries owned 67 Single Tenant Properties under long-term net leases to national or regional tenants. The GLA of these properties ranged in size from approximately 3,000 square feet to 126,000 square feet and accounted for approximately 34% of the Company's total GLA. At December 31, 1996, the Single Tenant Properties accounted for approximately 32% of the Company's ABR. With few exceptions, the tenants are required to pay all operating expenses including roof and structural repairs.

The Commercial Properties

At December 31, 1996, approximately 1% of the total GLA owned by the Company and its subsidiaries was attributable to the 3 Commercial Properties under long-term leases to single tenants or groups of tenants. These properties accounted for approximately 1% of the ABR of the Company and its subsidiaries at December 31, 1996 and the GLA ranged in size from approximately 8,700 square feet to the 21,560 square foot office building which is the headquarters of the Company.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock is listed on the NYSE under the symbol "XEL". As of March 7, 1997 there were approximately 1,520 record holders of the Company's common stock, plus those who hold their shares in street name. The Company has paid regular distributions since its commencement of operations in 1987 and intends to pay regular quarterly distributions in the future. Payment of distributions depends upon a number of factors (including primarily the Company's cash flow) and there can be no assurance that distributions will be paid. The following table sets forth the high and low sales price as reported by the NYSE composite tape and the distributions declared each calendar quarter during 1996 and 1995 with respect to the Company's common stock:

                                                               DISTRIBUTIONS
                                HIGH             LOW             DECLARED
                              --------         -------         ------------
 1995:
   First quarter             $ 19.125         $ 16.375              $ 0.430
   Second quarter              20.750           18.125                0.000  [a]
   Third quarter               20.125           19.000                0.445
   Fourth quarter              21.125           18.250                0.445

 1996:
   First quarter             $ 20.875         $ 19.125              $ 0.445
   Second quarter              21.250           18.000                0.445
   Third quarter               22.500           19.500                0.460
   Fourth quarter              25.375           21.500                0.460


         [a] In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged.


In February 1997, the Company issued 4.6 million shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") at $25 per share. The Preferred Shares are listed on the NYSE under the symbol "XELPrA."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                              YEAR ENDED DECEMBER 31
                                  ------------------------------------------------------------------------------
                                         1996            1995           1994            1993           1992
                                         ----            ----           ----            ----           ----
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT DATA
---------------------

Total revenue                             $63,135         $59,370        $42,259        $23,082         $6,029

Total expenses                             37,562          44,861         28,355         20,250          5,575

Income before real estate
 impairment and sales                      25,573          14,509         13,904          2,832            454

Real estate impairment and sales           (1,777)          3,683           (108)           399             -

Net income                                 23,796          18,192         13,796          3,231            454
Per share data:
   Net income                              $ 1.62          $ 1.51         $ 1.27         $ 0.55         $ 0.41

   Distributions                             1.81            1.32 [a]       1.71           1.42           1.14
Weighted average number of shares          14,539          12,084         10,883          5,878          1,110

BALANCE SHEET DATA
------------------

Net real estate                          $457,502        $372,016       $349,255       $273,362       $112,971
Total assets                              558,628         428,307        375,100        290,226        116,621
Mortgages payable                         157,716         123,813        201,157        113,487         89,442

Notes payable                              81,032          86,984             15          6,575          1,102

Stockholders' equity                      312,654         208,678        163,898        161,962         22,312
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

Rental revenue and expense reimbursements decreased $2.7 million, or 5% to $52.5 million in the year ended December 31, 1996, as compared to $55.2 million for the year ended December 31, 1995. This decrease primarily relates to the sale of an office building in December 1995 which accounted for $3.0 million of revenue in 1995. The proceeds from this sale were used to purchase three shopping centers in 1996 that were being master leased as of January 1, 1995 and part of the Company's 1995 operations. The Company purchased four other shopping centers in 1996 (three in December) which accounted for $0.6 million in revenues. Although property expenses decreased slightly as mentioned below, expense reimbursements increased by $0.8 million. The primary reason for this variance is the sale of the office building. In 1995, the office building accounted for $1.6 million in total expenses of which it only recovered $0.2 million in reimbursements.

Interest income increased $3.5 million, or 109% to $6.7 million in the year ended December 31, 1996 from $3.2 in the year ended December 31, 1995. This increase is primarily related to additional notes receivable issued during the year. The Company's outstanding notes receivable were $83.7 million at December 31, 1996 compared with $22.9 million outstanding at December 31, 1995, an increase of $60.8 million. Of this amount, $27.1 million related to loans made to ERT Development Corporation ("EDV") to facilitate the development of various development projects, $11.9 million related to loans made to Excel Realty Partners, L.P., ("ERP") primarily to facilitate cash requirements for seven properties contributed to ERP in 1996, $9.5 million was loaned to a Canadian company to facilitate the purchase and redevelopment of a mixed- use commercial building in Toronto, Canada and $12.3 million related to loans made to other various development companies.

The Company's equity in earnings from affiliates increased $1.2 million in the year ended December 31, 1996 when compared with the year ended December 31, 1995. The increase primarily relates to the Company's investment in ERP which was formed in 1995. In 1996, seven properties were contributed to ERP. In addition, a full year of operations was recognized on the five properties that were contributed in the fourth quarter of 1995. The Company had other income which increased $1.8 million from $0.9 million in the year ended December 31, 1995 to $2.7 million in the year ended December 31, 1996. In 1996, $2.4 million in development and other fees were recognized from EDV compared with $0.4 in 1995.

Interest expense decreased $3.0 million to $19.5 million in the year ended December 31, 1996 from $22.5 million in 1995. The higher interest expense in 1995 related to $3.7 million of loan costs written-off compared to none in 1996. This was primarily related to the repayment of debt related to the Company's Real Estate Mortgage Investment Conduit (the "REMIC"). Excluding loan cost write-offs, interest expense increased $1.1 million in 1996 which primarily related to the increase in mortgage debt from properties purchased in 1996. Mortgages payable outstanding at December 31, 1996 was $157.7 million compared with $123.8 million outstanding at December 31, 1995.

Depreciation and amortization expenses increased $0.6 million or 8% in 1996 when compared with 1995. This is due to an overall increase in the Company's depreciable real estate, and a full year's operations on the properties purchased in 1995. The Company's buildings at December 31, 1996 totaled $310.0 million compared to $251.0 million at December 31, 1995.

Other property expenses decreased $0.4 million or 13% to $2.8 million in the year ended December 31, 1996 from $3.2 million in the year ended December 31, 1995. This decrease was primarily the result of the sale of the office building in December 1995, as mentioned above, which accounted for $0.7 million of other property expenses in 1995. The properties acquired during 1996 that were not previously under master leases, accounted for approximately $0.1 million of other property expenses in 1996.

Master lease expenses, which were $4.7 million in the year ended December 31, 1995, decreased to $0.4 million in 1996. In 1996, the three properties under master leases were purchased in the first quarter of 1996 and the master leases were terminated. During 1995, eleven properties were under master leases for at least part of the year. General and Administrative expenses decreased to approximately 4.5% of total revenues in 1996 from 4.8% of total revenues in 1995.

The Company recognized a net loss on real estate sales of $0.9 million in 1996 compared with a net gain of $3.7 million in 1995. The loss in 1996 primarily was a result of a dark building that was sold in 1996. The Company had received a lease termination fee and, subsequent to termination of the lease, sold the building. In 1995 the Company's net gain was primarily associated with the sale of the office building. The impairment of real estate in 1996 relates to another dark building which the Company wrote down by $0.8 million to its estimated fair value.

Net income increased $5.6 million, or 31%, to $23.8 million in 1996 ($1.62 per share) from $18.2 million ($1.51 per share) in 1995. In the third quarter of 1996, the Company increased the quarterly distributions per share to $0.46 from $0.445.

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") is effective for all companies in 1996. The Company has adopted the disclosure-only provisions of FAS No. 123.
Accordingly, the adoption of this standard did not affect the Company's results of operations, financial position, or liquidity. For further discussion, refer to Note 7 to the Financial Statements, "Capital Stock".

Comparison of year ended December 31, 1995 to year ended December 31, 1994.

Rental income increased $12.7 million, or 33% to $51.5 million in the year ended December 31, 1995, as compared to $38.8 million for the year ended December 31, 1994. On January 1, 1995, the Company entered into master lease agreements to manage eleven shopping centers. During the year seven of those properties were purchased and the operations on all eleven properties were included in the Company's Consolidated Statement of Income for the full year. These properties accounted for $9.0 million of revenue in 1995. Furthermore, the Company experienced a full year of operations on 19 properties acquired during 1994 and almost a full year of operations on an office building sold in December 1995. Additionally, approximately $3.9 million of lease termination fees were recognized as base rents in 1995 compared to $1.0 million in 1994. Two of the four properties for which the Company received lease termination fees in 1995 were sold. Expense reimbursements increased $1.6 million related to the increase in property related expenses as noted below.

Interest income increased $2.0 million and other income increased $0.8 million for a combined increase of 225% from 1994, primarily related to additional cash invested and loans made to EDV and other development companies. The Company had $22.9 million in notes receivable outstanding at December 31, 1995 compared to $9.0 million outstanding at December 31, 1994.

Interest expense increased from $14.2 million in 1994 to $22.5 million in 1995, or 58%. The increase is primarily attributable to additional outstanding debt and loan costs written-off during 1995. In December 1995, upon obtaining a new credit facility, the Company repaid the REMIC. Total loan costs written-off in 1995 which primarily related to the REMIC debt were $3.7 million. Additionally, the Company wrote-down its interest rate protection agreement by $0.8 million.
Loan costs written off in 1994 and charged to interest expense were $0.1 million. Finally, overall mortgages and notes payable increased. At December 31, 1995, mortgages and notes payable of $210.8 million were $9.6 million greater than the debt of $201.1 million outstanding at December 31, 1994.

Depreciation and amortization expense was approximately $6.9 million in both 1995 and 1994. However depreciation expense was $0.8 million more in 1995 than in 1994. The increase is primarily due to a full period of depreciation in 1995 on properties acquired in 1994, and the ten Shopping Centers acquired in 1995 which had greater carrying values than the properties sold during 1995. Amortization expense decreased by $0.8 million in 1995 due to a management contract which was fully amortized in 1994.

Property taxes, repairs and maintenance, other property expenses and master lease expenses increased $7.9 million, or 171%, to $12.6 million in 1995 from $4.7 million in 1994. These expenses increased as a percentage of total revenue to 21% in 1995 from 11% in 1994, primarily due to the master lease expenses. Master lease expenses accounted for $4.7 million and other expenses related to the master leased properties accounted for $1.1 million.

General and administrative expenses increased by $0.2 million but decreased as a percentage of total revenue from 6% in 1994 to 5% in 1995. General and administrative expenses in 1995 did not include $0.7 million of reimbursements by EDV which commenced operations in 1995. Netted against this decrease in 1995 was an accrual for an estimated state tax liability of $0.4 million. In the prior year, the Company made a $0.1 million accrual.

The Company recognized a net gain of $3.7 million on real estate sales in 1995 compared to a net loss of $0.1 million in 1994. The gain was primarily associated with the sale of an office building in December 1995.

Net income increased $4.4 million, or 32%, to $18.2 million ($1.51 per share) in 1995 from $13.8 million ($1.27 per share) in 1994. Quarterly distributions per share increased from $0.43 to $0.445 in the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common shares, use of the Company's credit facilities and long-term mortgage financing have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by
(i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing mortgages over the term of the leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

In May 1995, the Company filed with the Commission a $250 million shelf registration statement which was increased in 1997 by $20 million. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants. The Company has issued from the shelf the following securities:


                                                                    PRICE PER SHARE     NET PROCEEDS
                                                                    ---------------     ------------
     May 1995              2,140,000 shares of Common Stock              $20.125        $  40,500,000
     June 1996             1,725,000 shares of Common Stock              $20.625        $  33,819,000
     December 1996         2,990,000 shares of Common Stock              $22.875        $  65,645,000
     February 1997         4,600,000 shares of 8 1/2% Series A           $25.000        $111,550,000
                           Cumulative Convertible Preferred Stock

The proceeds from these offerings were used to acquire properties, make loans to ERP to facilitate the contribution of properties by third parties, make loans to EDV and third party developers to facilitate the development of properties, to repay debt and for general corporate purposes.

The Company's 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") have an annual distribution of $2.125 per share payable quarterly. The Preferred Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $26.06 per share. On or after February 5, 2002, the Preferred Shares are redeemable by the Company at $25.00 per share in either shares of common stock or cash at the
Company's election.   The Preferred Shares rank senior to the Company's common
stock with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company.

In December 1995, the Company obtained a two-year unsecured revolving credit facility for up to $150 million through December 1997 from a group of six banks (the "Credit Facility"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation and amortization to fixed charges. At December 31, 1996, $67.0 million was outstanding under the Credit Facility and in February 1997, this amount was repaid with proceeds from the Company's preferred stock offering. The total amount available under the Credit Facility based upon covenants at December 31, 1996 was approximately $119 million. The Credit Facility carries an interest rate of LIBOR plus 1.75%
(7.3% at December 31, 1996).   The Company has an interest rate protection
agreement which limits $50.0 million of the outstanding balance on the Credit Facility to 10%. The Company also has a $4.0 million line of credit of which $3.9 million was outstanding at December 31, 1996 and repaid in 1997.

In April 1995, the Company formed a Delaware limited partnership, ERP, to own and manage certain real estate properties. Through 1996, 12 real estate properties have been contributed to ERP and at December 31, 1996, ERP's net real estate was approximately $80.0 million and mortgages payable were $54.5 million. Cash requirements (in excess of cash from operations) needed to facilitate these property acquisitions of approximately $17.9 million were loaned to ERP by the Company. It is anticipated that additional cash requirements to facilitate future growth would be principally loaned to ERP by the Company. At December 31, 1996, $3.5 million of ERP's mortgage debt was guaranteed by the Company.

In 1996, the Company loaned $12.3 million to a joint venture partnership under a loan commitment related to a retail development retail project in Orlando, Florida, and in 1997, an additional $5.3 was advanced. In January 1997, the joint venture obtained a construction loan and $9.0 million was repaid to the Company. The Company has agreed to guarantee $30 million of the construction loan which is expected to total $80 million.

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

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate sales (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs and loan costs written off. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes, however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the past three years (in thousands except per share amounts):

                                                      1996              1995              1994
                                                      ----              ----              ----
Net income                                         $ 23,796           $ 18,192          $ 13,796
Depreciation:
  Buildings                                           7,025              6,313             5,685
  Tenant improvements                                   329                531               353
  From equity investments                                 9                  1                -
Amortization (1):
  Leasing commissions                                   189                724               166
  Management contract                                    -                  -                766
  Organization costs                                      4                  4                 2
Loan costs written off (sale of loan rate cap)          (415)            4,453                88
(Gain) loss on sale/impairment  of buildings           2,130            (3,682)              108
                                                     -------           -------          --------
Funds from operations (2)                           $ 33,067          $ 26,536          $ 20,964
                                                    ========          ========          ========

Other Information:
  Leasing commissions paid                            $ 461           $    335             $ 329
  Tenant improvements paid                              338                741             1,095
  Building improvements paid                            683                716               459

(1) Only amortization of the management contract and organizational costs are shown as amortization expense in the Consolidated Statements of Income. The management contract was fully amortized in 1994. Loan cost amortization and loan costs written-off are classified as interest expense and leasing commission amortization is classified as part of other operating expenses in the Consolidated Statements of Income.

(2) Beginning in 1996, the Company revised its definition of FFO to exclude the amortization of loan costs and depreciation of furniture, equipment and vehicles as add-back items. Under the previous definition, FFO was $27,861 and $21,869 for the years ended December 31, 1995 and 1994, respectively.

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

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

Economic Performance and Value of Centers Dependent on Many Factors. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value- oriented shopping alternatives that have, among other factors, heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of the Company's income is derived from rental revenues from retailers in neighborhood and community shopping centers. Accordingly, no assurance can be given that the Company's financial results will not be adversely affected by these developments in the retail industry.

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

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, mortgage payments and, to the extent the properties are not subject to triple net leases, certain significant expenditures such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, the Company's income and funds for distribution would be adversely affected. A portion of the Company's properties are mortgaged to secure payment of indebtedness, and if the Company were unable to meet its mortgage payments, a loss could be sustained as a result of foreclosure on such properties by the mortgagee.

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

Reliance on Major Tenants. As of December 31, 1996, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which accounted for approximately 12.9% and 12.5%, respectively, of the Company's annualized base rental income as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. As of December 31, 1996, directors and executive officers of the Company beneficially owned approximately 10.68% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEMS 10 THROUGH 13

Incorporated by reference to the Company's Proxy Statement for its 1997 annual meeting of stockholders to be filed subsequently hereto.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a) Financial Statements and Financial Statement Schedules:

                 (1)   Report of Independent Accountants                                      Page   F-2

                 (2)   Financial Statements
                       (i)   Consolidated Balance Sheets;
                             December 31, 1996 and 1995                                       Page   F-3
                       (ii)  Consolidated Statements of Income;
                             Years Ended December 31, 1996, 1995 and 1994                     Page   F-4
                       (iii)Consolidated Statements of Changes In
                             Stockholders' Equity;
                             Years Ended December 31, 1996, 1995 and 1994                     Page   F-5
                       (iv)  Consolidated Statements of Cash Flows;
                             Years Ended December 31, 1996, 1995, and 1994                    Page   F-6
                       (v)   Notes to Consolidated Financial Statements                       Page   F-7

                 (3)   Financial Statement Schedules
                       (i)   Schedule II; Valuation and Qualifying Accounts;
                             Years Ended December 31, 1996, 1995 and 1994                     Page   F-19
                       (ii)  Schedule III; Real Estate and Accumulated Depreciation;
                             December 31, 1996                                                Page   F-20

                       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

             (b) Reports on Form 8-K filed during the quarter ended December
                 31, 1996 and in 1997 prior to this filing:

                       A Current Report on Form 8-K, dated December 16, 1996, was filed with the Commission regarding the Company's Underwriting Agreement dated December 12, 1996 between the Company and Prudential Securities Incorporated.

                       A Current Report on Form 8-K, dated January 17, 1997, as amended January 22, 1997, was filed with the Commission regarding the Company's purchase of the Valley Fair Mall, a shopping center located in West Valley City (Salt Lake City), Utah.

                       A Current Report on Form 8-K, dated February 7, 1997 was filed with the Commission regarding the Company's Underwriting Agreement dated January 30, 1997 between the Company and Furman Selz LLC, Terms Agreement dated January 30, 1997 between the Company and Furman Selz LLC, and Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock.

             (c) Exhibits:

                 Refer to Exhibit Index as follows.

EXHIBIT INDEX

1.1 Underwriting Agreement dated June 26, 1996 between Excel Realty Trust, Inc. (the "Company") and Smith Barney Inc. (4) Exhibit 1.01

1.2 Terms Agreement dated June 26, 1996 between the Company and Smith Barney Inc. (4) Exhibit 1.02

1.3 Underwriting Agreement dated December 12, 1996 between the Company and Prudential Securities Incorporated. (5) Exhibit 1.01

1.4 Underwriting Agreement dated January 30, 1997 between the Company and Furman Selz LLC (6) Exhibit 1.01

1.5 Terms Agreement dated January 30, 1997 between the Company and Furman Selz LLC. (6) Exhibit 1.02

3.1 Articles of Incorporation of Excel Realty Trust, Inc., a Maryland corporation (the "Company"), as amended. (1)

3.2     Bylaws of the Company. (1)

4.1 Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock. (6) Exhibit 4.01

10.1 General Partnership Agreement of Horne & Excel Properties, a Tennessee general partnership, dated as of October 13, 1992, by and between Horne and Excel California (also known as the "Company"). (1) Exhibit 10.2A

10.2 General Partnership Agreement of Horne & Excel Properties (Chapman), a Tennessee general partnership, dated as of December 30, 1992, by and between Horne and the Company. (1) Exhibit 10.2B

10.3 Employment Contract, dated as of April 1, 1993, by and between the Company and Gary Sabin, an individual. (1) Exhibit 10.8

10.4 Employment Contract, dated as of April 1, 1993, by and between the Company and Richard Muir, an individual. (1) Exhibit 10.8A

10.5 Employment Contract, dated as of April 1, 1993, by and between the Company and Graham Bullick, an individual. (1) Exhibit 10.9

10.6 Employment Contract, dated as of April 1, 1993, by and between the Company and Ronald Sabin an individual. (1) Exhibit 10.9A

10.7    1993 Stock Option Plan of the Company, as amended. (7) Exhibit B

10.8 Form of Incentive Stock Option Agreement under the Company's 1993 Stock Option Plan. (1) Exhibit 10.11

10.9 Form of Non-Qualified Stock Option Agreement under the Company's 1993 Stock Option Plan. (1) Exhibit 10.12

10.10   401(k) Retirement Plan of the Company. (1) Exhibit 10.13

10.11 Form of Common Stock Purchase Option, dated as of November 1, 1992 by and between the Company and each of seven directors thereof. (1) Exhibit 10.27

10.12 Form of Common Stock Purchase Option, dated as of March 15, 1993, by and between the Company and each of the seven directors thereof. (1) Exhibit 10.28

10.13 Form of 1993 Executive Officer Common Stock Purchase Option, dated as of April 1, 1993 by and between the Company and each of six executive officers thereof. (1) Exhibit 10.29

10.14 Agreement of Limited Partnership of EH Properties, L.P., ("EH Properties"), a Delaware limited partnership, dated as of March 25, 1994, by and between the Company, as general partner, and Horne, as limited partner. (2) Exhibit 10.37

10.15 Partnership Contribution Closing Agreement dated as of March 28, 1994, by and between Horne, the Company, and EH Properties. (2) Exhibit 10.38

10.16   1994 Director's Stock Plan of the Company, as amended. (7) Exhibit A

10.17 Form of Stock Option Agreement under the 1994 Director's Stock Plan of the Company. (2) Exhibit 10.40

10.18 Master Agreement, dated as of January 1, 1995, by and among the Company and the limited partnerships named therein (the "Tricor Partnerships").
        (2) Exhibit 10.45

10.19 Closing Memorandum, dated as of January 20, 1995, by and among the Company and the Tricor Partnerships. (2) Exhibit 10.46

10.20 Agreement, dated as of January 20, 1995, by and among the Company and the Tricor Partnerships. (2) Exhibit 10.47

10.21 Agreement of Limited Partnership of Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"). (3)

10.22 Contribution Agreement by and between each of the partnerships named therein and ERP. (3)

10.23 Credit Agreement Among the Company, as Borrower, and the First National Bank of Boston ) ("FNBB"), Wells Fargo Bank, N.A., First Interstate Bank of California, Dresdner Bank AG, and NBD Bank, BHF-Bank
        Akteingesellschaft, Signet Bank, as Lenders, and the FNBB, as Agent dated December 27, 1995. (3)

11.1    Computation of Per Common Share Earnings (8)

21.1    Subsidiaries of the Company. (3)

27.1    Financial data schedules. (8)

________________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-063160, filed with the Commission on May 21, 1993, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(2) Incorporated by reference from the Company's report on Form 10-K dated March 13, 1995 in which this exhibit bore the same number, unless otherwise indicated.

(3) Incorporated by reference from the Company's report on Form 10-K dated March 5, 1996, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(4) Incorporated by reference from the Company's report on Form 8-K dated July 2, 1996 in which this exhibit bore the same number, unless otherwise indicated.

(5) Incorporated by reference from the Company's report on Form 8-K dated December 16, 1996 in which this exhibit bore the same number, unless otherwise indicated.

(6) Incorporated by reference from the Company's report on Form 8-K dated February 7, 1997 in which this exhibit bore the same number, unless otherwise indicated.

(7) Incorporated by reference from the Company's proxy statement dated April 1, 1996 relating to the 1996 annual meeting of stockholders of the Company, in which this exhibit bore the same number, unless otherwise indicated.

(8)     Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXCEL REALTY TRUST, INC.


DATE:    March 7, 1997                  By: /s/ Gary B. Sabin
                                           ------------------------------------
                                           GARY B.  SABIN
                                           President and Chief Executive
                                           Officer


DATE:    March 7, 1997                  By: /s/ David A. Lund
                                           ------------------------------------
                                           DAVID A. LUND
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gary B. Sabin                                 March 7, 1997
-------------------------------------             ---------------------------
GARY B. SABIN, Director,                          Date
President, Chief Executive Officer
and Chairman of the Board

/s/ Richard B. Muir                               March 7, 1997
-------------------------------------             ---------------------------
RICHARD B. MUIR, Director                         Date
and Executive Vice President

/s/ Boyd A. Lindquist                             March 7, 1997
-------------------------------------             ---------------------------
BOYD A. LINDQUIST, Director                       Date

/s/ D. Charles Marston                            March 7, 1997
-------------------------------------             ---------------------------
D. CHARLES MARSTON, Director                      Date

/s/ Robert E. Parsons, Jr.                        March 7, 1997
-------------------------------------             ---------------------------
ROBERT E. PARSONS, JR., Director                  Date

/s/ Bruce A. Staller                              March 7, 1997
-------------------------------------             ---------------------------
BRUCE A. STALLER, Director                        Date

/s/ John H. Wilmot                                March 7, 1997
-------------------------------------             ---------------------------
JOHN H. WILMOT, Director                          Date

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   __________



                                                                                                          PAGE
                                                                                                          ----
1.  CONSOLIDATED FINANCIAL STATEMENTS:

          Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

          Consolidated Balance Sheets
             December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

          Consolidated Statements of Income
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  F-4

          Consolidated Statements of Changes in Stockholders' Equity
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  F-5

          Consolidated Statements of Cash Flows
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  F-6

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .   F-19

          Schedule III - Real Estate and Accumulated Depreciation
             December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-20

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Realty Trust, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND, L.L.P.


San Diego, California
January 31,  1997

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    1996              1995
                                                                               -------------      ------------
                                                                     ASSETS
Real estate:
   Land                                                                            $ 156,060         $ 122,394
   Buildings                                                                         310,031           251,012
   Accumulated depreciation                                                          (21,976)          (14,909)
   Real estate held for sale                                                          13,387            13,519
                                                                                  ----------        ----------

                 Net real estate                                                     457,502           372,016

Cash                                                                                   5,038             9,812
Escrow and other cash deposits                                                           625            14,890
Accounts receivable, less allowance for bad debts of
   $1,608 and $726 in 1996 and 1995, respectively                                      6,133             2,156
Notes receivable from affiliates                                                      57,716            18,561
Notes receivable - other                                                              26,026             4,289
Loan acquisition costs                                                                 1,775             2,662
Other                                                                                  3,813             3,921
                                                                                   ---------        ----------

                                                                                   $ 558,628         $ 428,307
                                                                                    ========          ========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                               $ 157,716         $ 123,813
   Notes payable 81,032                                                               86,984
   Accounts payable and accrued liabilities                                            4,738             4,806
   Deferred rental income                                                              2,023             2,760
   Other                                                                                 465             1,266
                                                                                  ----------        ----------

                 Total liabilities                                                   245,974           219,629
                                                                                    --------          --------

Commitments and contingencies                                                            -                 -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized                         -                 -
   Common stock, $.01 par value, 100,000,000 shares authorized,
       18,231,089 and 13,171,353 shares issued and outstanding
       in 1996 and 1995, respectively                                                    182               132
   Additional paid-in capital                                                        324,229           218,531
   Accumulated distributions in excess of net income                                 (11,757)           (9,985)
                                                                                   ---------         ---------

                 Total stockholders' equity                                          312,654           208,678
                                                                                   ---------          --------

                                                                                   $ 558,628         $ 428,307
                                                                                    ========          ========


                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      1996           1995              1994
                                                                  -----------    ------------      -----------
Revenues:
   Rental revenue                                                    $ 47,892        $ 51,453         $ 38,800
   Expense reimbursements                                               4,589           3,776            2,214
   Interest                                                             6,731           3,150            1,191
   Equity in earnings of affiliates                                     1,254              93               -
   Other                                                                2,669             898               54
                                                                    ---------       ---------        ---------
   Total revenue                                                       63,135          59,370           42,259
                                                                     --------        --------         --------

Expenses:
   Interest                                                            19,450          22,458           14,190
   Depreciation and amortization                                        7,487           6,933            6,887
   Property taxes                                                       2,765           2,877            1,822
   Repairs and maintenance                                              1,865           1,861            1,007
   Other property expenses                                              2,797           3,230            1,838
   Master lease                                                           351           4,681               -
   General and administrative                                           2,847           2,821            2,611
                                                                    ---------       ---------         --------

       Total expenses                                                  37,562          44,861           28,355
                                                                     --------        --------          -------

   Income before real estate impairment and sales                      25,573          14,509           13,904

Impairment of real estate                                                (844)             -                -
Gain (loss) on sale of real estate                                       (933)          3,683             (108)
                                                                   ----------        --------        ---------

       Net income                                                    $ 23,796       $  18,192         $ 13,796
                                                                      =======        ========          =======

Net income per common share                                           $1.62          $1.51          $1.27
                                                                       ====             ====           ====





                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                                ACCUMULATED
                                                                               DISTRIBUTIONS
                                                                                IN EXCESS OF
                                                                                 NET INCOME    ACCUMULAATED
                                          COMMON STOCK            ADDITIONAL     OTHER THAN    UNDISTRIBUTED       TOTAL
                                      --------------------          PAID-IN     GAIN ON SALE   GAIN ON SALE    STOCKHOLDERS'
                                      NUMBER        AMOUNT          CAPITAL     OF PROPERTIES  OF PROPERTIES       EQUITY
                                      ------        ------         ---------    -------------  -------------   -------------

Balance at January 1, 1994          10,465,643    $      105       $ 168,962     $  (7,105)    $         -       $ 161,962
Issuance of new shares of
    common stock                       462,927             5           7,476           -                 -           7,481
Repurchase  of common stock            (45,000)           (1)           (736)          -                 -            (737)
Net income                                 -              -               -         13,796               -          13,796
Distributions declared                     -              -               -        (18,604)              -         (18,604)
                                  ------------   -----------   -------------     ---------      -----------      ---------
Balance at December 31, 1994        10,883,570           109         175,702       (11,913)              -         163,898
Issuance of new shares of
    common stock                     2,287,783            23          45,641            -                -          45,664
Selling expenses                            -             -           (2,812)           -                -          (2,812)
Net income                                  -             -               -         14,509            3,683         18,192
Distributions declared                      -             -               -        (12,581)          (3,683)       (16,264)
                                  ------------   -----------   -------------     ---------        ---------       --------
Balance at December 31, 1995        13,171,353           132         218,531      (  9,985)              -         208,678
Issuance of new shares of
    common stock                     5,059,736            50         110,543            -                -         110,593
Selling expenses                            -             -           (4,845)           -                -          (4,845)
Net income                                  -             -               -         23,796               -          23,796
Distributions declared                      -             -               -        (25,568)              -         (25,568)
                                  ------------   -----------   -------------     ---------      -----------       --------
Balance at December 31, 1996        18,231,089    $      182      $  324,229     $ (11,757)    $         -       $ 312,654
                                    ==========     =========       =========       =======      ===========       ========




                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                          1996          1995           1994
                                                                       ----------    ----------     ----------
Cash flows from operating activities:
  Net income                                                             $ 23,796      $ 18,192       $ 13,796
  Adjustments to reconcile net income to net cash provided
     by operations:
        Depreciation                                                        7,482         6,929          6,119
        Impairment of real estate                                             844            -              -
        Amortization of loan costs, leasing commissions and other           1,235         6,421          1,853
        Equity in earnings of affiliates                                   (1,254)          (93)            -
        Provision for bad debts                                             1,008           445             67
        (Gain) loss on sale of real estate                                    933        (3,683)           108
        Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                             (1,642)       (1,157)         2,353
           Other                                                           (2,612)       (1,750)          (380)
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                        (1,084)        2,213            (10)
           Other                                                             (626)        1,378            746
                                                                        ---------      --------      ---------
              Net cash provided by operating activities                    28,080        28,895         24,652
                                                                         --------      --------        -------

Cash flows from investing activities:
  Advances for notes receivable                                           (78,224)      (36,881)       (11,154)
  Real estate acquisitions and building improvements                      (39,731)      (26,281)       (55,399)
  Proceeds from real estate sales                                           4,741        29,397          4,244
  Principal payments on notes receivable                                    2,335        23,130          5,999
  Escrow and other deposits collected                                      17,876         4,751          5,717
  Escrow and other deposits paid                                           (3,595)      (17,146)        (8,020)
  Other                                                                       398        (5,395)          (259)
                                                                       ----------     ---------     ----------
              Net cash used in investing activities                       (96,200)      (28,425)       (58,872)
                                                                         --------      --------       --------

Cash flows from financing activities:
  Issuance of common stock                                                105,911        44,451            891
  Principal payments of mortgages and notes payable                       (84,032)     (118,516)       (52,569)
  Proceeds from mortgages and notes payable                                71,256       105,253        109,574
  Distributions paid                                                      (25,568)      (20,949)       (18,240)
  Selling and offering costs                                               (4,845)       (2,812)           (36)
  Loan costs paid                                                            (129)       (2,216)        (5,909)
  Other                                                                       753            -            (736)
                                                                        ---------   -----------     ----------
              Net cash provided by financing activities                    63,346         5,211         32,975
                                                                          -------      --------       --------

              Net increase (decrease) in cash                              (4,774)        5,681         (1,245)

Cash at beginning of year                                                   9,812         4,131          5,376
                                                                         --------      --------      ---------

Cash at end of year                                                     $   5,038     $   9,812      $   4,131
                                                                         ========      ========       ========





                  The accompanying notes are an integral part
                          of the financial statements.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   __________



 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION

     Excel Realty Trust, Inc. (the "Company") was formed in 1985 and reincorporated as a Maryland corporation in 1993. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

     PRINCIPLES OF CONSOLIDATION AND INVESTMENTS

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all majority- owned partnerships. All significant intercompany balances and accounts have been eliminated in consolidation.

     The equity method of accounting is used for its investments in partnerships of which the Company owns less than 50%, but is able to exercise influence over the partnerships' operations. These investments include Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership. The Company also uses the equity method to account for its investment in ERT Development Corporation ("EDV"), a Delaware corporation. The investments were initially recorded at cost and subsequently adjusted for net income (loss) and contributions paid and distributions received (see Note 4).

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

     The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment. Such losses have been determined as the difference between the carrying value and the fair value of the property and included in the Consolidated Statements of Income.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     DEFERRED LEASING AND LOAN ACQUISITION COSTS

     Costs incurred in obtaining tenant leases and long-term financing are amortized to other property expense and interest expense, respectively, on the straight-line method over the terms of the related leases or debt agreements.

     REVENUE RECOGNITION

     Base rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis and are included on the Consolidated Statements of Income in rental income. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Income as expense reimbursements.

     Revenue recognition of fees received for lease terminations are deferred and amortized using the straight-line method over the estimated time to re-lease the related property at comparable rents, or until the property is sold, whichever comes first.


     NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options, warrants and other convertible securities which would have a dilutive effect. The weighted average shares outstanding for the years ended December 31, 1996, 1995 and 1994 were 14,538,999, 12,084,305 and 10,882,728, respectively.

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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 1995 and 1994 in order to conform with the current period's presentation.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

2.   REAL ESTATE:

     ACQUISITIONS

     In 1996, the Company acquired three shopping centers in North Carolina, two shopping centers in Georgia, one shopping center in Arizona and a shopping center in Utah. The total cost of the properties was $93,190,000 of which the Company assumed $43,332,000 in mortgage debt. Also in 1996, seven properties were contributed by third parties to ERP (see Note 4).

     In 1995, the Company acquired seven shopping centers in North Carolina, two shopping centers in Tennessee and one shopping center in South Carolina. The total cost of the ten properties was approximately $47,583,000 of which the Company assumed $22,888,000 in mortgage debt. Also in 1995, five properties were contributed by third parties to ERP.

     SALES

     The Company sold four single-tenant properties in 1996. The net sale price of these properties totaled $4,741,000 and the Company recognized a $933,000 net loss.

     In 1995, the Company sold nine single-tenant properties and one office building. The net sales prices of the ten properties totaled $29,397,000. A net gain of $3,683,000 was recognized on these sales. The sale of the office building accounted for $16,310,000 of the total sales and resulted in a gain of $4,960,000.

     The Company received lease termination fees totaling $1,300,000 and $4,883,000 in 1996 and 1995, respectively. From these fees, $2,773,000 and $2,552,000 were recognized as revenue in 1996 and 1995, respectively. At December 31, 1996 and 1995, $859,000 and $2,331,000 of lease termination fees remained as deferred rental income, respectively.

     IMPAIRMENT OF REAL ESTATE

     In accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company has written down the value of a dark single-tenant property by $844,000 to its estimated fair value. Another property was written down in the second quarter of 1996 by $1,246,000 but was reclassified as part of the net loss on sale of real estate when it was sold in the third quarter of 1996.

     REAL ESTATE HELD FOR SALE

     The Company has one property held for sale related to a property in Arizona. Depreciation expense is no longer being charged to the property and costs to hold the property until sale are being capitalized. In preparation for the sale of this property, the Company terminated a master lease to an unaffiliated developer in 1995. As part of the termination agreement, the Company paid $5,000,000 in exchange for the lessee's equity participation rights in the property, which was capitalized as part of the asset held for sale.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

2.   REAL ESTATE, CONTINUED:

     MASTER LEASE AND OPTION AGREEMENT

     In 1995, the Company entered into master lease and option agreements with respect to eleven shopping centers. Under the master leases, the Company received all cash flow in excess of the master lease expense which included lease payments to the lessor and interest payments from debt service. All of the rental revenue and related operating expenses of these properties have been included in the Company's Consolidated Statements of Income. In 1996 and 1995, the Company purchased ten of the properties under the option agreements and terminated the master lease and purchase option on the one remaining property. Upon purchase of these properties, the master leases were canceled.

 3.  NOTES RECEIVABLE:

     The Company had the following notes receivable at December 31, 1996 and 1995:

                                                                   1996        1995
                                                               ---------   ----------
                                                                  (IN THOUSANDS)
Notes from EDV, interest at 14% per annum, collateralized
by EDV assets. Due on demand.                                   $ 39,786     $ 12,611

Notes from ERP, interest at 12% per annum, collateralized
by real estate.  Due on demand.                                   17,930        5,950

Notes from development companies, monthly interest
from 10% - 20% per annum.  Maturity dates vary depending
upon the completion or sale of certain properties.                15,763        3,500

Note from a development company, interest at 25% per
annum, payable in Canadian dollars.  Due May 2003.                 9,504           -

Other                                                                759          789
                                                               ---------     --------

         Total                                                  $ 83,742     $ 22,850
                                                                 =======      =======

     Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $879,000 and $914,000 at December 31, 1996 and 1995, respectively.
     Interest and principal payments from ERP are received on a monthly basis or as excess cash is available. Interest receivable from ERP was $201,000 and $135,000 at December 31, 1996 and 1995, respectively.

     In 1996, the Company made a loan in the amount of $13,000,000 Canadian dollars ($9,504,000 U.S. dollars at December 31, 1996) to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay" in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the building. The loan bears interest at 25% per annum and matures in seven years. The Company has reserved $601,000 against the interest receivable and the 1996 interest income pending future leasing activity. The net interest receivable at December 31, 1996 is $938,000.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

 3.  NOTES RECEIVABLE, CONTINUED:

     Also in 1996, the Company loaned $12,345,000 to a joint venture partnership under a loan commitment related to a development retail project in Florida, and in 1997, an additional $5,316,000 was advanced. In January 1997, the joint venture obtained a construction loan and $9,000,000 was repaid to the Company. The Company has agreed to guarantee up to $30,000,000 of the construction loan which is expected to total $80,000,000.

4.   INVESTMENTS:

     EXCEL REALTY PARTNERS, L.P.

     In April 1995, ERP was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. The Company is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. Through December 31, 1996, twelve properties have been contributed to ERP in exchange for limited partnership units (which may be converted to Company common shares at stipulated prices) and cash. Cash requirements to facilitate these transactions were obtained through borrowings from the Company and general partner contributions. Summary unaudited financial information for ERP is as follows:

                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    --------------------------
                                                                                        1996           1995
                                                                                    ----------      ----------
                                                                                          (IN THOUSANDS)
     BALANCE SHEETS
       Net real estate assets                                                        $ 80,000        $ 28,500
       Other assets                                                                     1,000             500
                                                                                       -------       --------
       Total assets                                                                  $ 81,000        $ 29,000
                                                                                       ======          ======

       Mortgages payable                                                             $ 54,500        $ 18,000
       Notes payable to Excel Realty Trust, Inc.                                       18,000           6,000
       Other liabilities                                                                 1,500            300
                                                                                       -------        -------
       Total liabilities                                                               74,000          24,300
                                                                                       ------          ------
       General partners' equity                                                         1,200             100
       Limited partners' equity                                                          5,800          4,600
                                                                                       -------        -------
         Total partners' equity                                                          7,000          4,700
                                                                                       -------        -------
           Total liabilities and partners' equity                                    $ 81,000        $ 29,000
                                                                                       ======          ======

                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    --------------------------
                                                                                        1996           1995
                                                                                    ----------      ----------
     STATEMENTS OF INCOME
       Total revenues                                                                   $ 7,000        $   700
       Property expenses including depreciation                                          (2,200)          (200)
       Mortgage interest expense                                                         (2,900)          (300)
       Interest expense to Excel Realty Trust, Inc.                                      (1,300)          (100)
                                                                                         ------           ----
         Net income                                                                    $    600        $   100
                                                                                        =======           ====


                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

4.   INVESTMENTS, CONTINUED:

     Annual distributions approximate $560,000 based on the limited partner units held at December 31, 1996. The Company's investment in the partnership at December 31, 1996 and 1995 was $1,221,000 and $139,000, respectively which is included in other assets on the Consolidated Balance Sheets. At December 31, 1996, ERP mortgage debt of $3,500,000 was guaranteed by the Company.

     ERT DEVELOPMENT CORPORATION

     In April 1995, EDV was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any, from EDV. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company. Summary unaudited financial information for EDV is as follows:

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                             1996       1995
                                                                         ----------  -----------
                                                                              (IN THOUSANDS)
     BALANCE SHEETS
       Notes receivable from developers, interest at 10% to 12%          $ 39,000        $ 13,000
       Other assets                                                         2,500             800
                                                                           -------        -------
         Total assets                                                    $ 41,500        $ 13,800
                                                                           ======          ======

       Notes payable to Excel Realty Trust, Inc.                         $ 39,800        $ 12,600
       Other liabilities                                                    1,500           1,000
                                                                          -------          ------
         Total liabilities                                                 41,300          13,600
       Total stockholders' equity                                             200             200
                                                                         --------        --------
         Total liabilities and stockholders' equity                      $ 41,500        $ 13,800
                                                                           ======          ======

                                                                         TWELVE MONTH PERIOD
                                                                          ENDED DECEMBER 31,
                                                                      --------------------------
                                                                          1996          1995
                                                                      ----------     -----------
                                                                           (IN THOUSANDS)
     STATEMENTS OF INCOME
       Total revenues                                                   $ 6,500           $ 2,900
       Interest expense to Excel Realty Trust, Inc.                      (2,500)           (1,700)
       Development and other fees paid to Excel Realty Trust, Inc.       (2,400)             (350)
       Other expenses                                                    (1,700)             (600)
                                                                         ------            ------
         Net income (loss)                                             $   (100)          $   250
                                                                        =======            ======

     In December 1996, EDV obtained a $8,500,000 line of credit from a financial institution at an interest rate of 8.92%. There is $0 outstanding at December 31, 1996. The Company is committed to advance EDV up to $1,000,000 in additional advances in conjunction with existing credit agreements with EDV at December 31, 1996. The Company's investment in EDV at December 31, 1996 and 1995 was $191,000 and $950, respectively, which is included in other assets on the Consolidated Balance Sheets.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

5.   MORTGAGES PAYABLE:

     The Company had the following mortgages payable at December 31, 1996 and 1995:

                                                                                     1996             1995
                                                                                -------------    -------------
                                                                                         (IN THOUSANDS)
          Mortgage notes at 6.86% to 10%, payable in installments
          through 2018 (monthly payments at December 31, 1996
          of $1,153), collateralized by real estate and an
          assignment of rents:
              Insurance companies                                                   $ 87,530          $ 67,356
              Banks                                                                   41,656            23,602
              Bonds                                                                   28,530            29,907
              Other                                                                       -              2,948
                                                                                  ----------          --------

                   Total mortgages payable                                          $157,716          $123,813
                                                                                     =======           =======


     The principal payments required to be made on mortgages payable are as follows (in thousands):

               YEAR
              ------
              1997                                                                                   $   3,824
              1998                                                                                       5,137
              1999                                                                                      13,036
              2000                                                                                      11,036
              2001                                                                                      31,071
              Thereafter                                                                                93,612
                                                                                                      --------
                                                                                                      $157,716
                                                                                                      ========


     Mortgages of $58,202,000 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

 6.  NOTES PAYABLE:

     The Company had the following notes payable at December 31, 1996 and 1995:

                                                                                        1996            1995
                                                                                     ---------       ---------
                                                                                          (IN THOUSANDS)
     Unsecured credit agreement of $150,000, interest
     at LIBOR + 1.75%  (7.3% at December 31, 1996)                                   $ 67,000         $ 82,800

     Term loan payable to a financial institution, interest at
     LIBOR + 1.75%, secured by certain notes receivable                                10,000               -

     Line of credit of $4,000 payable to a financial institution, interest at the lender's base rate plus 1.25%, secured by certain
     notes receivable (8.75% at December 31, 1996)                                      3,923            3,184

     Other                                                                                109            1,000
                                                                                     --------        ---------

              Total notes payable                                                    $ 81,032         $ 86,984
                                                                                      =======          =======

     In December 1995, the Company received a two-year revolving credit facility of up to $150,000,000 in unsecured advances through December 1997, from a group of six banks. The actual amount available to the Company (approximately $119,000,000 at December 31, 1996 excluding amounts borrowed) is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation and amortization to fixed charges The principal amount outstanding is due in December 1997. In 1996, the Company purchased an interest rate protection agreement which limits $50,000,000 of the outstanding balance on the unsecured credit agreement to 10%. The Company also has a $4,000,000 line of credit with a financial institution. In February 1997, the outstanding amounts under both credit facilities as well as a $10,000,000 term loan, were repaid with proceeds from a stock offering (see Note 7).

     In 1995, the Company wrote-off loan costs related to a securitized mortgage financing ("REMIC") and a former bank line and wrote down the value of a former interest rate protection agreement. Total amounts written-off in 1995 amounted to $4,453,000 which was charged to interest expense.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK:

     EQUITY OFFERINGS

     In May 1995, the Company filed with the Securities and Exchange Commission a $250,000,000 shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants for general corporate purposes. In 1996 and 1995, the Company issued from the shelf, the following common stock offerings:

                                      NUMBER OF                   SHARE                     NET
             DATE                         SHARES                  PRICE                  PROCEEDS
             ----                      ------------              -------                ---------
             May 1995                  2,140,000                 $20.125                $40,500,000
             June 1996                 1,725,000                 $20.625                $33,819,000
             December 1996             2,990,000                 $22.875                $65,645,000

     In 1997, the Company also issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred Shares"). The Preferred Shares are entitled to an annual distribution of $2.125 per share and carry an eight percent conversion premium. Net proceeds of approximately $111,550,000 were used to repay the Company's revolving line of credit and other debt (see Note 6) and for general corporate purposes.

     DISTRIBUTIONS

     In 1996, distributions of $0.445, $0.445, $0.46 and $0.46 were declared for each of the four quarters, respectively. In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1995, distributions of $0.43 per share were declared on March 31 and paid on April 15 and distributions of $0.445 per share were declared on July 1 and October 1 and paid on July 15 and October 15, respectively. Distributions of $0.415, $0.43, $0.43 and $0.43 per share were declared for the four quarters in 1994, respectively. For the years ended December 31 1996, 1995 and 1994, approximately 9%, 28% and 14%, respectively, of the distributions received by shareholders were considered to be a return of capital for tax purposes.

     OPTIONS AND WARRANTS

     The Company has adopted the 1993 Stock Option Plan (the "1993 Stock Plan") for executive officers and other key employees of the Company and its subsidiaries which was amended in 1996. In May 1994, the Company adopted the Directors 1994 Stock Option Plan (the "1994 Stock Plan") for directors options which was also amended in 1996.

     Options may be granted under the 1993 Stock Plan for a period through 2003 and under the 1994 Stock Plan through the year 2004. Options under these plans are exercisable for 10 years from the date of grant. The exercise price of stock options may not be less than 100% of the fair market value of the stock on the date of grant. The aggregate number of shares issuable upon exercise of options under the 1993 Stock Plan may not exceed 1,450,000 shares and the aggregate number of shares issuable upon exercise of options under the 1994 Stock Plan may not exceed 240,000 shares.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

7.   CAPITAL STOCK, CONTINUED:

     Stock option and warrant activity is summarized below:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                       OPTIONS/     EXERCISE PRICE
                                                       WARRANTS       PER SHARE
                                                       --------       ---------
          Outstanding at January 1, 1994                591,919         $19.30

          Granted - 1994                                 14,000         $20.13
          Exercised - 1994                               (3,332)        $13.92

          Granted - 1995                                148,250         $18.92
          Exercised or expired - 1995                  (106,453)        $17.24

          Granted - 1996                                525,900         $21.96
          Exercised - 1996                              (31,332)        $18.05
                                                    -----------        --------

          Outstanding December 31, 1996               1,138,952         $20.73
                                                      =========        ========


     The options and warrants expire at various dates through May 2006. Of the options and warrants, 958,314 were issued to officers, directors or affiliates of the Company. At December 31, 1996, options for 485,850 and 191,000 shares were available for granting under the 1993 Stock Plan and 1994 Stock Plan, respectively.

     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") is effective for all companies in 1996. FAS No. 123 requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation costs has been recognized in 1996. Had compensation cost for the Company's two stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of FAS No. 123, the Company's net income in 1996 would have been reduced by $576,000, from $23,796,000 ($1.62 per share) to $23,220,000 ($1.60 per share). In 1995, net income would have been reduced by $340,000, from $18,192,000 ($1.51 per share) to $17,852,000 ($1.48 per share) and in
     1994, net income would have been reduced by $242,000, from $13,796,000 ($1.27 per share) to $13,554,000 ($1.25 per share). For purposes of calculating compensation cost, 213,000 options granted in 1996 were included in 1995 compensation cost and 131,250 options granted in 1995 were included in 1994 compensation cost.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 8.03%; expected volatility of 18.95%; risk-free interest rate of 5.9% to 6.9%; and expected lives of 4 to 8 years.

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

 7.  CAPITAL STOCK, CONTINUED:

     DISTRIBUTION REINVESTMENT PLAN

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

 8.  FINANCIAL INSTRUMENTS AND CREDIT RISK:

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1996 and 1995. However, considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the consolidated balance sheets at December 31, 1996 and 1995 approximates the fair values for cash, accounts receivable and payable, notes receivable and variable-rate debt and that the market value of its real estate held for sale exceeds the carrying value. The Company estimates that the fair values of its fixed-rate mortgage debt at December 31, 1996 and 1995 is approximately $155,000,000 and $107,000,000, respectively compared to carrying values of $153,000,000 and $116,000,000 on the Company's books.

     In 1996, the Company's largest and second largest tenant's base rents each accounted for approximately 10% of the Company's total revenues. The Company's next three largest tenants account for approximately 13% in total of the Company's revenues. At December 31, 1996, the Company owned 112 properties located in 27 states. There were 13 properties in Indiana, 12 properties in North Carolina, 11 properties in Arizona and 9 properties in Illinois. Approximately 41% of the Company's scheduled annual base rents are derived from these four states.

 9.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE (IN THOUSANDS):

     The amounts paid for interest during the years ended December 31, 1996, 1995 and 1994 were $18,116, $16,507 and $13,236, respectively. In 1996, the Company exchanged $2,947 in common stock to repay mortgage debt. The amount paid for real estate acquired without the use of cash in 1996, 1995, and 1994 are summarized below:

                                                                       1996            1995             1994
                                                                     --------       ---------        ---------
              Mortgage notes payable assumed                         $ 43,673        $ 22,888         $ 24,106
              Common stock issued                                       1,684           1,213            6,626
              Other assets received and payables assumed                 (284)           (104)             154
                                                                      -------         -------          -------

                Net real estate acquired without cash                $ 45,073         $23,997         $ 30,886
                                                                       ======          ======           ======


                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

10.  MINIMUM FUTURE RENTALS:

     The Company leases its shopping centers and single-tenant buildings to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses. Minimum future rental revenue for the next five years for the commercial real estate owned at December 31, 1996 and subject to noncancelable operating leases is as follows (in thousands):

              YEAR
              -----
              1997                            $ 47,854
              1998                              45,406
              1999                              41,896
              2000                              39,148
              2001                              36,070
              Thereafter                       288,214

11.  RETIREMENT PLAN:

     The Company has a 401(k) retirement plan (the "401(k) Plan") covering most of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, contributions of participants are matched by the Company in an amount equal to 50% of the participant's contribution in Company stock (up to a maximum of 3% of such person's compensation) plus an annual discretionary contribution, to be determined by the Board of Directors, based upon the performance of the Company. For the years ended December 31, 1996, 1995 and 1994, the Company incurred costs of $77,000, $46,000 and $32,000, respectively, in connection with the 401(k) Plan.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands except per share amounts):

                                      TOTAL                            NET INCOME
                                     REVENUES        NET INCOME        PER SHARE
                                     --------        ----------        ---------
     1995:
            First quarter            $ 13,889           $ 3,917        $ 0.36
            Second quarter             13,755             3,693          0.33
            Third quarter              15,359             5,534          0.43
            Fourth quarter             16,367             5,048          0.39

     1996:
            First quarter            $ 15,122           $ 5,858        $ 0.44
            Second quarter             15,075             4,094          0.31
            Third quarter              15,906             6,899          0.45
            Fourth quarter             17,032             6,945          0.42

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                   __________


                                                                   ADDITIONS       DEDUCTIONS
                                                                   ---------       ----------
                                                                                    ACCOUNTS
                                                   BALANCE AT      CHARGED TO      RECEIVABLE       BALANCE AT
                                                    BEGINNING       BAD DEBT         WRITTEN          END OF
       DESCRIPTION                                   OF YEAR        EXPENSE            OFF             YEAR
       -----------                                   -------        -------      ---------------       ----
Allowance for bad debts:

     Year ended December 31, 1996                       $ 726         $ 1,008           $ 126          $ 1,608
                                                         ====          ======            ====           ======

     Year ended December 31, 1995                       $ 318         $   445           $  37          $   726
                                                         ====          ======            ====           ======

     Year ended December 31, 1994                       $ 280        $     67           $  29          $   318
                                                         ====         =======            ====           ======



                                                                    ADDITIONS
                                                                    ---------
                                                                     NETTED
                                                   BALANCE AT        AGAINST                        BALANCE AT
                                                    BEGINNING       INTEREST                          END OF
          DESCRIPTION                               OF YEAR           INCOME       DEDUCTIONS          YEAR
          -----------                            ------------         ------       ----------          ----
Allowance against interest receivable:

     Year ended December 31, 1996                   $      -          $   601       $      -           $   601
                                                     ========          ======        ========           ======

     Year ended December 31, 1995                   $      -        $      -        $      -         $      -
                                                     ========        ========        ========         ========

     Year ended December 31, 1994                   $      -        $      -        $      -         $      -
                                                     ========        ========        ========         ========


                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Sony Building
Burbank, CA        $       -     $   2,610    $   2,610   $       -   $       -    $   2,610   $   2,610   $   5,220

Genetrix Building
Scottsdale, AZ             -           666        1,434           -           -          666       1,434       2,100

Shopping Center
Mesa, AZ                   -         2,394        3,132           (14)      234        2,380       3,366       5,746

Office Building
Stillwater, MN            390          175          525           -          35          175         560         735

Kinder Care #1182
Kalamazoo, MI              -           170          397           -            -         170         397         567

Shopping Center
Phoenix, AZ                -         7,312        8,995           -         986        7,312       9,981      17,293

Shopping Center
Norton, VA                 -         1,559        7,711           316       164        1,875       7,875       9,750

Shopping Center
Perry, GA               7,335        2,025        8,075            (9)      470        2,016       8,545      10,561

Shopping Center
Leesburg, FL               -         1,436        4,584            30       704        1,466       5,288       6,754

Shopping Center (50%)
Knoxville, TN           3,175          527        3,817           -          11          527       3,828       4,355

Wal-Mart Building
Berlin, WI              1,712          680        1,586           -           -          680       1,586       2,266

Wal-Mart Building
Decatur, IN             2,547        1,011        2,359           -           -        1,011       2,359       3,370

Wal-Mart Building
Big Rapids, MI          2,486        1,052        2,455           (10)        -        1,042       2,455       3,497

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------
Sony Building
Burbank, CA             470          1988        1989-90   40 years

Genetrix Building
Scottsdale, AZ          217          1971          1990    40 years

Shopping Center
Mesa, AZ                577          1970          1990    40 years

Office Building
Stillwater, MN           74          1985          1991    40 years

Kinder Care #1182
Kalamazoo, MI            58          1990          1991    40 years

Shopping Center
Phoenix, AZ           1,554          1988        1991-92   40 years

Shopping Center
Norton, VA              819          1989          1992    40 years

Shopping Center
Perry, GA               864          1992          1992    40 years

Shopping Center
Leesburg, FL            683          1986          1992    40 years

Shopping Center (50%)
Knoxville, TN           389          1990          1992    40 years

Wal-Mart Building
Berlin, WI              160          1992          1992    40 years

Wal-Mart Building
Decatur, IN             238          1992          1992    40 years

Wal-Mart Building
Big Rapids, MI          248          1992          1992    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Wal-Mart Building
Wyomissing, PA          5,004        2,118        4,942           -           -        2,118       4,942       7,060

Wal-Mart Building
Brighton, CO            2,526        1,069        2,494           -           -        1,069       2,494       3,563

Wal-Mart Bldg. and
outparcels
Temple, TX              4,637        1,963        4,580           35          -        1,998       4,580       6,578

Wal-Mart Building
Wabash, IN              2,758        1,167        2,724           -           -        1,167       2,724       3,891

Mtn. Jacks #210303
Dearborn Heights, MI       -           378        1,134           73         135         451       1,269       1,720

Autoworks #125
Hastings, NE               -           105          332           24          45         129         377         506

Autoworks #138
Grand Island, NE           -           189          421           24          44         213         465         678

Kinder Care #125
Indianapolis, IN           -            63          146           9           18          72         164         236

Kinder Care #126
Indianapolis, IN           -            63          146           9           18          72         164         236

Kinder Care #577
High Ridge, MO             -            60          238          13           26          73         264         337

Kinder Care #162
Fenton, MO                 -            59          235          13           25          72         260         332

Kinder Care #128
Indianapolis, IN           -            90          211          14           25         104         236         340

Kinder Care #134
Indianapolis, IN           -            90          211          14           25         104         236         340

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------
Wal-Mart Building       499         1992         1992      40 years
Wyomissing, PA

Wal-Mart Building       252         1992         1992      40 years
Brighton, CO

Wal-Mart Bldg. and      463         1992         1992      40 years
outparcels
Temple, TX

Wal-Mart Building       275         1992         1992      40 years
Wabash, IN

Mtn. Jacks #210303      116         1980         1992      40 years
Dearborn Heights, MI

Autoworks #125           34         1988         1992      40 years
Hastings, NE

Autoworks #138           43         1988         1992      40 years
Grand Island, NE

Kinder Care #125         15         1975         1992      40 years
Indianapolis, IN

Kinder Care #126         15         1976         1992      40 years
Indianapolis, IN

Kinder Care #577         24         1980         1992      40 years
High Ridge, MO

Kinder Care #162         24         1977         1992      40 years
Fenton, MO

Kinder Care #128         22         1976         1992      40 years
Indianapolis, IN

Kinder Care #134         22         1976         1992      40 years
Indianapolis, IN

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Kinder Care #132
Ft. Wayne, IN              -            63          146           9          18           72         164         236

DHG
Houston, TX                -            74          110           -           -           74         110         184

DHG
Houston, TX                -           103          155           -           -          103         155         258

Egghead Software
Maplewood, MN              -           172          258           -           -          172         258         430

United Artists
Pueblo, CO                 -           247          576          37          70          284         646         930

Lowes Building
Terre Haute, IN         3,818        1,325        3,446         530           -        1,855       3,446       5,301

Wal-Mart Building
Orland Hills, IL        6,471        2,631        6,140           -           -        2,631       6,140       8,771

Kmart Building
Durango, CO                -           698        1,297           -           -          698       1,297       1,995

Kmart Building
Albany, GA                 -         1,033        1,918           -           -        1,033       1,918       2,951

Kmart Building
DeSoto, TX                 -           951        1,767           -         152          951       1,919       2,870

Kmart Building
Omaha, NE                  -           924        1,715           -           -          924       1,715       2,639

Kmart Building
Pine Bluff, AR             -           892        1,656           -           -          892       1,656       2,548

Kmart Building
Somerville, NJ             -           836        1,553           -           4          836       1,557       2,393

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------
Kinder Care #132
Ft. Wayne, IN               15        1976       1992    40 years

DHG
Houston, TX                 11        1985       1992    40 years

DHG
Houston, TX                 16        1985       1992    40 years

Egghead Software
Maplewood, MN               26        1987       1992    40 years

United Artists
Pueblo, CO                  59        1977       1992    40 years

Lowes Building
Terre Haute, IN            305        1993    1992/1993  40 years

Wal-Mart Building
Orland Hills, IL           582        1992       1993    40 years

Kmart Building
Durango, CO                109        1982       1993    40 years

Kmart Building
Albany, GA                 162        1981       1993    40 years

Kmart Building
DeSoto, TX                 188        1980       1993    40 years

Kmart Building
Omaha, NE                  145        1981       1993    40 years

Kmart Building
Pine Bluff, AR             140        1981       1993    40 years

Kmart Building
Somerville, NJ             131        1982       1993    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Kmart Building
Springfield, MO            -         1,293        2,401           -           -        1,293       2,401       3,694

Kmart Building
St. Charles, MO            -           936        1,738          (296)       (366)       640       1,372       2,012

Kmart Building
Waverly, OH                -           414          768           -           8          414         776       1,190

Kash N'Karry Building
Brandon, FL                -           698        1,295           -           -          698       1,295       1,993

Kroger Building
Clearfield, PA             -           731        1,357           -           -          731       1,357       2,088

Kroger Building
East Albany, GA            -           639        1,186           -           -          639       1,186       1,825

Kroger Building
James Island, SC           -           722        1,340           -           -          722       1,340       2,062

Safeway Building
Missouri City, TX          -           790        1,466           -           -          790       1,466       2,256

Kroger Building
Muscle Shoals, AL          -           817        1,517           -           -          817       1,517       2,334

Kroger Building
Ottawa, IL                 -           902        1,674           -           -          902       1,674       2,576

Kroger Building
Scottsboro, AL             -           703        1,305           -           -          703       1,305       2,008

Payless Drug Building
Yuma, AZ                   -           389          723           -           -          389         723       1,112

Lucky Building
Phoenix, AZ                -           471          875           -           -          471         875       1,346

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------

Kmart Building
Springfield, MO           203        1982       1993    40 years

Kmart Building
St. Charles, MO           212        1981       1993    40 years

Kmart Building
Waverly, OH                68        1981       1993    40 years

Kash N'Karry Building
Brandon, FL               109        1982       1993    40 years

Kroger Building
Clearfield, PA            114        1982       1993    40 years

Kroger Building
East Albany, GA           100        1982       1993    40 years

Kroger Building
James Island, SC          113        1982       1993    40 years

Safeway Building
Missouri City, TX         124        1982       1993    40 years

Kroger Building
Muscle Shoals, AL         128        1982       1993    40 years

Kroger Building
Ottawa, IL                141        1982       1993    40 years

Kroger Building
Scottsboro, AL            110        1981       1993    40 years

Payless Drug Building
Yuma, AZ                   61        1980       1993    40 years

Lucky Building
Phoenix, AZ                65        1981       1993    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Lucky Building
Coralville, IA             -           558         1,037          -           -          558       1,037       1,595

Lucky Building
Decatur, IL                -           588         1,093          -           -          588       1,093       1,681

Lucky Building
Dubuque, IA                -           744         1,382          -           -          744       1,382       2,126

Lucky Building
Hobart, IN                 -           617         1,145          -           -          617       1,145       1,762

Lucky Building
Mesa, AZ                   -           435           809          -           -          435         809       1,244

Lucky Building
Michigan City, IN          -           511           948          -           -          511         948       1,459

Lucky Building
Moline, IL                 -           735         1,365          -           -          735       1,365       2,100

Lucky Building
New Lenox, IL              -           908         1,686          -           -          908       1,686       2,594

Lucky Building
Peoria, IL                 -           673         1,249          -           -          673       1,249       1,922

Kroger Building
Pittsburgh, PA             -           862         1,601          -           -          862       1,601       2,463

Lucky Building
Springfield, IL            -           582         1,081          -           -          582       1,081       1,663

Lucky Building
Sterling, IL               -           744         1,382          -           -          744       1,382       2,126

Lucky Building
Tucson, AZ                 -           364           676          -           -          364         676       1,040

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------

Coralville, IA             87        1981       1993    40 years

Lucky Building
Decatur, IL                92        1983       1993    40 years

Lucky Building
Dubuque, IA               117        1980       1993    40 years

Lucky Building
Hobart, IN                 97        1983       1993    40 years

Lucky Building
Mesa, AZ                   68        1982       1993    40 years

Lucky Building
Michigan City, IN          80        1983       1993    40 years

Lucky Building
Moline, IL                115        1981       1993    40 years

Lucky Building
New Lenox, IL             142        1982       1993    40 years

Lucky Building
Peoria, IL                105        1983       1993    40 years

Kroger Building
Pittsburgh, PA            135        1982       1993    40 years

Lucky Building
Springfield, IL            91        1982       1993    40 years

Lucky Building
Sterling, IL              117        1980       1993    40 years

Lucky Building
Tucson, AZ                 57        1983       1993    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Kroger Building
Waterloo, IL               -           670         1,243          -           -          670       1,243       1,913

Safeway Building
Muskogee, OK               -           906         1,683          -           -          906       1,683       2,589

Safeway Building
Sherwood, AR               -           778         1,445          -           -          778       1,445       2,223

Safeway Building
West Monroe, LA            -           739         1,373          -           -          739       1,373       2,112

Rite Aid Building
East Albany, GA            -           176           328          -           -          176         328         504

Super X Building
Muscle Shoals, AL          -           195           363          -           -          195         363         558

Shopping Center
Elizabethtown, KY       5,081        1,888         4,981          -           23       1,888       5,004       6,892

Shopping Center
Glasgow, KY             4,643          629         5,555          -           24         629       5,579       6,208

Shopping Center
Deland, FL              8,523        3,469         8,125         64          141       3,533       8,266      11,799

Shopping Center
Irving, TX              3,109        1,655         3,074          -            6       1,655       3,080       4,735

Shopping Center
Ashland, OH                -         2,689         4,994         35          163       2,724       5,157       7,881

Shopping Center
Covington, GA              -         3,188         5,921          -           90       3,188       6,011       9,199

Kmart Building
Atlantic, IA               -           564         1,048          -           -         564        1,048       1,612

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------

Kroeger Building      105        1982       1993    40 years
Waterloo, IL

Safeway Building
Muskogee, OK          142        1981       1993    40 years

Safeway Building
Sherwood, AR          122        1981       1993    40 years

Safeway Building
West Monroe, LA       116        1981       1993    40 years

Rite Aid Building
East Albany, GA        28        1982       1993    40 years

Super X Building
Muscle Shoals, AL      31        1982       1993    40 years

Shopping Center
Elizabethtown, KY     493        1992       1993    40 years

Shopping Center
Glasgow, KY           538        1992       1993    40 years

Shopping Center
Deland, FL            731        1993       1993    40 years

Shopping Center
Irving, TX            254        1987       1993    40 years

Shopping Center
Ashland, OH           448        1990       1993    40 years

Shopping Center
Covington, GA         470        1991       1993    40 years

Kmart Building
Atlantic, IA           78        1980       1994    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Kash N' Karry Building
Homosassa Springs, FL      -           378           702          -           -          378         702       1,080

Shopping Center
Brooksville, FL            -         1,779         3,305        154          394       1,933       3,699       5,632

Shopping Center
Celina, OH                 -         1,552         2,882        155          292       1,707       3,174       4,881

Shopping Center
Albemarle, NC           2,556          984         1,827        125          249       1,109       2,076       3,185

Shopping Center
Marion, IN                 -           656         1,219         61          115         717       1,334       2,051

Shopping Center
Warsaw, IN                 -           568         1,056        110          204         678       1,260       1,938

Shopping Center
Terre Haute, IN         3,151        1,618         3,013        181          337       1,799       3,350       5,149

Office Building
San Diego, CA           1,863          753         1,762          -           15         753       1,777       2,530

Shopping Center
Hilton Head, SC         4,344        2,431         4,515          -           14       2,431       4,529       6,960

Shopping Center
Lake Wales, FL             -         2,028         3,767          -           -        2,028       3,767       5,795

Shopping Center
Versailles, KY          8,048        3,882         7,209          -           85       3,882       7,294      11,176

Shopping Center
Mesa, AZ                   -         1,300         2,415          -          268       1,300       2,683       3,983

Shopping Center
London, KY              5,310        3,351         6,223          -           18       3,351       6,241       9,592

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------
Kash N' Karry Building
Homosassa Springs, FL      52        1982       1994    40 years

Shopping Center
Brooksville, FL           277        1987       1994    40 years

Shopping Center
Celina, OH                221        1990       1994    40 years

Shopping Center
Albemarle, NC             144        1988       1994    40 years

Shopping Center
Marion, IN                 92        1989       1994    40 years

Shopping Center
Warsaw, IN                 84        1989       1994    40 years

Shopping Center
Terre Haute, IN           233        1989       1994    40 years

Office Building
San Diego, CA             132        1988       1994    40 years

Shopping Center
Hilton Head, SC           320        1994       1994    40 years

Shopping Center
Lake Wales, FL            247        1994       1994    40 years

Shopping Center
Versailles, KY            498        1994       1994    40 years

Shopping Center
Mesa, AZ                  256        1981       1994    40 years

Shopping Center
London, KY                422        1994       1994    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILDINGS AND          BUILDINGS AND            BUILDINGS AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Q-Club Building
Scottsdale, AZ             -          1,822        3,385          -           -        1,822       3,385       5,207

Q-Club Building
Phoenix, AZ                -          1,813        3,366         (137)        -        1,676       3,366       5,042

Lowe's Building
Middletown, OH          4,151         2,187        4,061           -          -        2,187       4,061       6,248

Shopping Center
Kannapolis, NC          2,209         1,035        1,924          69         127       1,104       2,051       3,155

Shopping Center
Asheboro, NC            4,011         2,109        3,917         139         256       2,248       4,173       6,421

Shopping Center
Kernersville, NC        2,594         1,096        2,036           -           -       1,096       2,036       3,132

Shopping Center
Roxboro, NC                -          1,842        3,421           -           5       1,842       3,426       5,268

Shopping Center
Siler City, NC          5,375         2,330        4,328           -           -       2,330       4,328       6,658

Shopping Center
Wadesboro, NC              -          2,264        4,205           -           -       2,264       4,205       6,469

Shopping Center
Jonesville, NC          1,887           824        1,531           -           1         824       1,532       2,356

Shopping Center and outparcels
Kinston, NC                -          2,871        5,331         320           -       3,191       5,331       8,522

Shopping Center
Hilton Head, SC         2,500         1,157        2,149           -           -       1,157       2,149       3,306

Shopping Center
Hendersonville, TN      2,483         1,325        2,461           -          21       1,325       2,482       3,807


                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------
Q-Club Building
Scottsdale, AZ            202        1994       1994    40 years

Q-Club Building
Phoenix, AZ               220        1994       1994    40 years

Lowe's Building
Middletown, OH            292        1993       1994    40 years

Shopping Center
Kannapolis, NC            104        1992       1994    40 years

Shopping Center
Asheboro, NC              174        1988       1995    40 years

Shopping Center
Kernersville, NC           78        1988       1995    40 years

Shopping Center
Roxboro, NC               132        1989       1995    40 years

Shopping Center
Siler City, NC            167        1988       1995    40 years

Shopping Center
Wadesboro, NC             145        1988       1995    40 years

Shopping Center
Jonesville, NC             59        1988       1995    40 years

Shopping Center and
outparcels
Kinston, NC               195        1991       1995    40 years

Shopping Center
Hilton Head, SC            65        1989       1995    40 years

Shopping Center
Hendersonville, TN         70        1989       1995    40 years

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                     NET COST
                                                                CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                           INITIAL COST             ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                     -----------------------    -------------------   ----------------------------
                                               BUILIDING AND          BUILIDING AND            BUILIDING AND  TOTAL
  DESCRIPTION        ENCUMBRANCES    LAND      IMPROVEMENTS     LAND  IMPROVEMENTS     LAND    IMPROVEMENTS    [a]
  -----------        -------------   ----       ------------    ----  -------------    ----    -------------  ------
Shopping Center
Manchester, TN             -            807        1,499         273         507       1,080       2,006       3,086

Shopping Center
Williamsburg, NC        6,094         2,990        5,553           -          13       2,990       5,566       8,556


Shopping Center
Atlanta, GA                -            954        1,771           -           -         954       1,771       2,725

Shopping Center
Oxford, NC              5,784         2,863        5,318           -           2       2,863       5,320       8,183

Shopping Center and
outparcels
Statesville, NC         9,865         5,821       10,810       1,325         899       7,146      11,709      18,855

Shopping Center
Statesboro, GA          3,361         1,694        3,145          -           -        1,694       3,145       4,839

Shopping Mall
West Valley, UT        17,915        12,933       24,018          -           -       12,933      24,018      36,951

Shopping Center and
outparcels
Tucson, AZ                -           5,996        9,324         -            -        5,996       9,324      15,320
                    ---------     ---------    ---------   ---------   ---------   ---------  ----------   ---------

                    $ 157,716     $ 152,365    $ 302,911    $  3,696    $  7,120   $ 156,060   $ 310,031   $ 466,091
                     ========      ========     ========     =======     =======    ========    ========    ========

                                                        LIFE ON WHICH
                                                         DEPRECIATION
                                                           IN LATEST
                    ACCUMULATED                             INCOME
                    DEPRECIATION    DATE OF      DATE     STATEMENTS
                        [b]      CONSTRUCTION  ACQUIRED   IS COMPUTED*
                    ------------ ------------  --------   -----------
Shopping Center
Manchester, TN                45        1990       1995    40 years

Shopping Center
Williamsburg, NC             134        1991       1996    40 years


Shopping Center
Atlanta, GA                   39        1995       1996    40 years

Shopping Center
Oxford, NC                   117        1991       1996    40 years

Shopping Center and
outparcels
Statesville, NC              238        1991       1996    40 years

Shopping Center
Statesboro, GA                36        1994       1996    40 years

Shopping Mall
West Valley, UT               25        1970       1996    40 years

Shopping Center and
outparcels
Tucson, AZ                    10       1995/96     1996    40 years
                     -----------
                        $ 21,976
                     ===========

  Listing does not include one real estate property held for sale in Scottsdale, AZ. The net carrying cost of this property is $13,387.

* Tenant improvements and other costs capitalized subsequent to acquisition are depreciated over 2 - 40 years.

                  EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

                                 (IN THOUSANDS)



[a] Reconciliation of total real estate carrying value for the past three years is as follows:


                                                                     1996              1995              1994
                                                                     ----              ----              ----
     Balance at beginning of year                                $ 386,925         $ 359,459         $ 277,412

     Acquisitions                                                   93,190            47,583            84,926

     Improvements and other additions                                6,206             7,473             1,554

     Cost of property sold                                          (5,999)          (27,590)           (4,433)

     Impairment of real estate                                        (844)               -                 -
                                                               -----------    --------------    --------------

     Balance at end of year                                      $ 479,478         $ 386,925         $ 359,459
                                                                  ========          ========          ========

     Total cost for federal income tax purposes
     at the end of each year                                     $ 476,266         $ 386,062         $ 276,642
                                                                  ========          ========          ========




 [b] Reconciliation of accumulated depreciation for the past three years is as follows:


                                                                      1996             1995              1994
                                                                      ----             ----              ----
     Balance at beginning of year                                   $ 14,909        $ 10,228           $ 4,270
     Depreciation expense                                              7,354           6,845             6,038
     Deletions - property sold                                          (287)         (1,918)              (80)
     Reclass to real estate held for sale                                 -             (246)               -
                                                                  ----------       ---------         ---------

     Balance at end of year                                         $ 21,976        $ 14,909          $ 10,228
                                                                     =======         =======           =======
