Form 10-Q
period 1997-03-31
EXCEL REALTY TRUST INC
filed 1997-05-09
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended:                   Commission File Number:
         MARCH 31, 1997                               1-12244
     ----------------------                   -----------------------

                            EXCEL REALTY TRUST, INC.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                33-0160389
     -------------------------------               ----------------------
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

                      (1)  Yes    X         No
                                -----          -----

                      (2)  Yes    X         No
                                -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at May 9, 1997
     ----------------------------                --------------------------
     Common stock, $.01 par value                        18,330,647

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------



                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              March 31, 1997 (Unaudited)
              December 31, 1996 ....................................................3

           Consolidated Statements of Income
              Three Months Ended March 31, 1997 (Unaudited)
              Three Months Ended March 31, 1996 (Unaudited).........................4

           Consolidated Statements of Changes in Stockholders' Equity
              Three Months Ended March 31, 1997 (Unaudited)
              Three Months Ended March 31, 1996 (Unaudited).........................5

           Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1997 (Unaudited)
              Three Months Ended March 31, 1996 (Unaudited).........................6

           Notes to Consolidated Financial Statements (Unaudited)...................7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................16

PART II.  OTHER INFORMATION

     Item 1 to 5.  Other Information...............................................21

     Item 6.  Exhibits and Reports on Form 8-K.....................................21

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   ----------

                                                                                      MARCH 31,
                                                                                        1997         DECEMBER 31,
                                                                                     (UNAUDITED)        1996
                                                                                     -----------     ------------
                                                      ASSETS

Real estate:
    Land                                                                              $ 157,369       $ 156,060
    Buildings                                                                           312,792         310,031
    Accumulated depreciation                                                            (24,044)        (21,976)
    Real estate held for sale                                                            13,574          13,387
                                                                                      ---------       ----------

                  Net real estate                                                       459,691         457,502

Cash                                                                                     25,568           5,038
Escrow and other cash deposits                                                              999             625
Accounts receivable, less allowance for bad debts of
    $1,674 and $1,608 in 1997 and 1996, respectively                                      4,016           2,917
Notes receivable from affiliates                                                         75,546          57,716
Notes receivable - other                                                                 13,764          26,026
Interest receivable                                                                       5,566           2,579
Loan acquisition costs                                                                    1,572           1,775
Other assets                                                                              4,137           4,450
                                                                                      ---------       ---------

                                                                                      $ 590,859       $ 558,628
                                                                                      =========       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                                 $ 155,928       $ 157,716
    Notes payable                                                                           100          81,032
    Accounts payable and accrued liabilities                                              4,323           4,738
    Deferred rental income                                                                1,826           2,023
    Other liabilities                                                                       520             465
                                                                                      ---------       ---------

                  Total liabilities                                                     162,697         245,974
                                                                                      ---------       ---------

Commitments and contingencies                                                                --              --

Stockholders' equity:
     8 1/2% Series A Cumulative Convertible Preferred
       stock, $.01 par value, 10,000,000 shares authorized,
       4,600,000 and 0 shares issued and outstanding in
       1997 and 1996, respectively                                                           46              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       18,330,647 and 13,171,353 shares issued and outstanding
       in 1997 and 1996, respectively                                                       183             182
    Additional paid-in capital                                                          437,766         324,229
    Accumulated distributions in excess of net income                                    (9,833)        (11,757)
                                                                                      ---------       ---------

                  Total stockholders' equity                                            428,162         312,654
                                                                                      ---------       ---------

                                                                                      $ 590,859       $ 558,628
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   ----------

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               --------------------
                                                1997         1996
                                               -------      -------

Revenues:
    Rental revenue                             $13,046      $11,569
    Expense reimbursements                       1,598        1,171
    Interest                                     3,529        1,120
    Equity in earnings of affiliates               173          141
    Other                                        1,858          706
                                               -------      -------

       Total revenue                            20,204       14,707
                                               -------      -------

Operating expenses:
    Interest                                     4,321        4,357
    Depreciation and amortization                2,110        1,797
    Property taxes                                 863          649
    Repairs and maintenance                        744          567
    Other property expenses                        806          634
    Master lease                                    --          351
    General and administrative                   1,050          642
                                               -------      -------

       Total operating expenses                  9,894        8,997
                                               -------      -------

       Income before real estate sales          10,310        5,710

Gain on sale of real estate                         --          148
                                               -------      -------

       Net income                              $10,310      $ 5,858
                                               =======      =======

Net income per common share                    $  0.46      $  0.44
                                               =======      =======



                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------





                                                                         ACCUMULATED
                                                           ADDITIONAL   DISTRIBUTIONS     TOTAL
                                      PREFERRED  COMMON     PAID-IN     IN EXCESS OF   STOCKHOLDERS'
                                        STOCK    STOCK      CAPITAL      NET INCOME       EQUITY
                                      ---------  ------    ----------   -------------  -------------


THREE MONTHS ENDED MARCH 31, 1997:

Balance at January 1, 1997              $ --      $182      $324,229      $(11,757)      $ 312,654
Issuance of shares of stock               46         1       113,537            --         113,584
Net income                                --        --            --        10,310          10,310
Distributions declared                    --        --            --        (8,386)         (8,386)
                                        ----      ----      --------      --------       ---------
Balance at March 31, 1997               $ 46      $183      $437,766      $ (9,833)      $ 428,162
                                        ====      ====      ========      ========       =========

THREE MONTHS ENDED MARCH 31, 1996:

Balance at January 1, 1996                --      $132      $218,531      $ (9,985)      $ 208,678
Issuance of shares of stock               --        --         1,465            --           1,465
Net income                                --        --            --         5,858           5,858
Distributions declared                    --        --            --        (5,879)         (5,879)
                                        ----      ----      --------      --------       ---------
Balance at March 31, 1996                 --      $132      $219,996      $(10,006)      $ 210,122
                                        ====      ====      ========      ========       =========



                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                   ----------

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -----------------------
                                                                       1997           1996
                                                                     ---------       -------
Cash flows from operating activities:
   Net income                                                        $  10,310       $ 5,858
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                                    2,109         1,796
         Amortized loan costs and leasing commissions                      442           271
         Equity in earnings of affiliates                                 (173)         (141)
         Gain on sale of real estate                                        --          (148)
         Provision for bad debts                                           298            77
         Changes in operating assets and liabilities:
         Increase in assets:
            Accounts receivable                                           (200)         (426)
            Interest receivable                                         (2,947)          180
            Other assets                                                  (496)         (345)
         Increase (decrease) in liabilities:
            Accounts payable                                              (369)       (1,513)
            Other liabilities                                              (74)          166
                                                                     ---------       -------

               Net cash provided by operating activities                 8,900         5,775
                                                                     ---------       -------

Cash flows from investing activities:
   Advances for notes receivable                                       (17,896)       (9,334)
   Principal payments on notes receivable                               11,029           626
   Real estate acquisitions and building improvements                   (2,201)       (2,025)
   Escrow deposits paid                                                   (389)         (166)
   Escrow deposits collected                                                --         1,716
   Other                                                                    --           753
                                                                     ---------       -------

               Net cash used in investing activities                    (9,457)       (8,430)
                                                                     ---------       -------

Cash flows from financing activities:
   Distributions paid                                                   (8,386)       (5,879)
   Issuance of preferred stock                                         115,000            --
   Issuance of common stock                                                964           546
   Selling and offering costs                                           (3,591)           --
   Proceeds from notes payable                                          16,000            --
   Principal payments of mortgages and notes payable                   (98,719)       (1,000)
   Loan costs refunded                                                      --           125
   Loan costs paid                                                        (181)         (103)
                                                                     ---------       -------

               Net cash provided (used) by financing activities         21,087        (6,311)
                                                                     ---------       -------

               Net increase (decrease) in cash                          20,530        (8,966)

Cash at January 1                                                        5,038         9,812
                                                                     ---------       -------

Cash at March 31                                                     $  25,568       $   846
                                                                     =========       =======

                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1996 and at December 31, 1996 in order to conform with the current period's presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1996 Annual Report on Form 10-K.

      ORGANIZATION

      Excel Realty Trust, Inc. (the "Company") was formed in 1986 and is a Maryland corporation. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all majority owned partnerships. All significant intercompany balances and accounts have been eliminated in consolidation.

      The equity method of accounting is used for investments in partnerships which the Company owns less than 50%, but is able to exercise significant influence over the partnership's operations. These investments included Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership. The Company also uses the equity method to account for its investment in ERT Development Corporation ("EDV"), a Delaware corporation. These investments were recorded initially at cost and subsequently adjusted for net income
      (loss) and contributions paid and distributions received (see Note 4).

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



Continued
                                        7

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment.

      DEFERRED LEASING AND LOAN ACQUISITION COSTS

      Costs incurred in obtaining tenant leases and long-term financing are amortized to leasing commission expense and interest expense, respectively, on the straight-line method over the terms of the related leases or debt agreements.

      REVENUE RECOGNITION

      Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis and are included on the Consolidated Statements of Income in rental income. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Income as expense reimbursements.

      Revenue recognition of fees received for lease terminations are deferred and amortized using the straight-line method over the estimated time to re-lease or sell the related property.

      NET INCOME PER COMMON SHARE

      Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options, warrants, and other convertible securities (including ERP limited partner units) which would have a dilutive effect. The weighted average shares outstanding for the three months ended March 31, 1997 and 1996 were 18,752,867 and 13,246,654 respectively.

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






Continued
                                        8

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 2.   REAL ESTATE:

      ACQUISITIONS

      In the three months ended March 31, 1997, the Company acquired a shopping center in Georgia and a single tenant, Winn Dixie, located in Tennessee. The total cost of these two properties was approximately $5,600,000. In April 1997, the Company purchased two shopping centers in California for approximately $28,000,000 and one shopping center in North Carolina for approximately $5,700,000. No mortgage debt was assumed in these transactions.

      In the three months ended March 31, 1996, the Company acquired three shopping centers in North Carolina and one shopping center in Georgia. The total cost of the four properties was approximately $35,983,000 of which the Company assumed $22,016,000 in debt.

      SALES

      There were no real estate sales in 1997. In 1996, the Company sold one single tenant property for a net price of $814,000. A gain of $147,000 was recognized on the sale.

      REAL ESTATE HELD FOR SALE

      The Company has one property held for sale in Arizona. Depreciation expense is no longer being charged to the property and costs to hold the property until sale are being capitalized.

 3.   NOTES RECEIVABLE:

      The Company had the following notes receivable at March 31, 1997 and December 31, 1996:

                                                                                 1997         1996
                                                                                -------      -------
                                                                                   (IN THOUSANDS)
Notes from EDV, interest at 14% per annum, collateralized
by EDV assets.  Due on demand                                                   $54,376      $39,786

Notes from ERP, interest at 12% per annum, collateralized
by real estate. Due on demand                                                    21,170       17,930

Notes from development companies, interest from 10% - 14% per annum Maturity
dates vary based upon the completion of certain properties                        2,119       15,763

Note from a development company, interest at 25% per annum,
payable in Canadian dollars.  Due May 2003                                       10,886        9,504

Other                                                                               759          759
                                                                                -------      -------

         Total notes receivable                                                 $89,310      $83,742
                                                                                =======      =======


Continued
                                        9

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


3.    NOTES RECEIVABLE, CONTINUED:

      Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $2,526,000 and $879,000 at March 31, 1997 and December 31, 1996,
      respectively. Interest and principal payments from ERP are received on a monthly basis or as excess cash is available. Interest receivable from ERP was $761,000 and $201,000 at March 31, 1997 and December 31, 1996,
      respectively.

      In 1996, the Company made a loan in the amount of $13,000,000 Canadian dollars to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay" in Toronto, Canada. In 1997 the Company advanced an additional $2,050,000 Canadian dollars to acquire an adjacent land parcel for development. The loan is collateralized by the Canadian company's interest in the building. The loan bears interest at 25% per annum and matures in 2003. The Company has reserved $776,000 and $601,000 at March 31, 1997 and December 31, 1996, respectively, against the interest receivable and interest income, pending future leasing activity. The net interest receivable at March 31, 1997 and December 31, 1996 is $1,482,000 and $938,000, respectively.

      Through January 1997, the Company had loaned $17,661,000 to a joint venture partnership under a loan commitment related to a development retail project in Florida. In 1997, the joint venture obtained a construction loan and $9,161,000 was repaid to the Company. The remaining $8,500,000 was transferred to EDV. The Company has agreed to guarantee up to $30,000,000 of the construction loan which is expected to total $80,000,000.

4.    INVESTMENTS:

      EXCEL REALTY PARTNERS, L.P.

      In 1995, ERP was formed to own and manage certain real estate properties. The Company is a 1% partner and the sole general partner of ERP. The Company is entitled to receive 99% of net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. Through March 31, 1997, twelve properties have been contributed to ERP in exchange for limited partnership units (which may be converted to Company common shares at stipulated prices) and cash. Cash requirements to facilitate these transactions were obtained through borrowings from the Company and general partner contributions. Summary unaudited financial information for ERP is as follows:






Continued
                                       10

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


4.    INVESTMENTS, CONTINUED:

      EXCEL REALTY PARTNERS, L.P.

                                                 MARCH 31,   DECEMBER 31,
                                                   1997         1996
                                                 ---------   ------------
                                                      (IN THOUSANDS)
BALANCE SHEETS
  Net real estate assets                          $80,000      $80,000
  Other assets                                      1,500        1,000
                                                  -------      -------
    Total assets                                  $81,500      $81,000
                                                  =======      =======

  Mortgages payable                               $51,500      $54,500
  Notes payable to Excel Realty Trust, Inc.        21,100       18,000
  Other liabilities                                 2,900        1,500
                                                  -------      -------
    Total liabilities                              75,500       74,000
                                                  -------      -------
  General partner's equity                          1,600        1,200
  Limited partners' equity                          4,400        5,800
                                                  -------      -------
    Total partners' equity                          6,000        7,000
                                                  -------      -------
      Total liabilities and partners' equity      $81,500      $81,000
                                                  =======      =======

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                      1997           1996
                                                    -------       -------
                                                       (IN THOUSANDS)
STATEMENTS OF INCOME
  Total revenues                                    $ 2,800       $ 1,000
  Depreciation                                         (300)         (100)
  Other property expenses                              (700)         (150)
  Mortgage interest expense                          (1,050)         (450)
  Interest expense to Excel Realty Trust, Inc.         (550)         (200)
                                                    -------       -------
    Net income                                      $   200       $   100
                                                    =======       =======

      In 1997, 55,641 limited partner units were converted to Company common shares. At March 31, 1997, there were 267,845 limited partner units outstanding. Quarterly distributions approximate $118,500 based upon these units. The Company's investment in the partnership at March 31, 1997 and December 31, 1996 was $1,600,000 and $1,221,000, respectively, which is included in other assets on the Consolidated Balance Sheets. At March 31, 1997, ERP mortgage debt of $3,500,000 was guaranteed by the Company.

      On April 1, 1997, ERP's notes payable to the Company were converted into an equity investment. As a result of this conversion, the financial statements of ERP will be consolidated with the Company's financial statements beginning in the second quarter of 1997.



Continued
                                       11

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

4.    INVESTMENTS, CONTINUED:

      ERT DEVELOPMENT CORPORATION

      In 1995, EDV was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% net income and are expected to be paid from cash flows, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company. Summary unaudited financial information for EDV is as follows:


                                                               MARCH 31,   DECEMBER 31,
                                                                 1997         1996
                                                               ---------   ------------
                                                                   (IN THOUSANDS)
BALANCE SHEETS
  Notes receivable from developers, interest at 10% to 12%      $54,800      $39,000
  Other assets                                                    4,100        2,500
                                                                -------      -------
    Total assets                                                $58,900      $41,500
                                                                =======      =======

  Notes payable to Excel Realty Trust, Inc.                     $54,400      $39,800
  Other liabilities                                               4,450        1,500
                                                                -------      -------
    Total liabilities                                            58,850       41,300
  Total stockholders' equity                                         50          200
                                                                -------      -------
    Total liabilities and stockholders' equity                  $58,900      $41,500
                                                                =======      =======


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   -------       -------
                                                                    1997          1996
                                                                   -------       -------
                                                                     (IN THOUSANDS)
STATEMENTS OF INCOME
  Total revenues                                                   $ 3,500       $ 1,100
  Interest expense to Excel Realty Trust, Inc.                      (1,600)         (600)
  Development and other fees paid to Excel Realty Trust, Inc.       (1,900)         (700)
  Other expenses                                                      (200)         (200)
                                                                   -------       -------
    Net loss                                                       $  (200)      $  (400)
                                                                   =======       =======

      In 1996, EDV obtained a $8,500,000 line of credit from a financial institution at an interest rate of 8.92%. There was $1,700,000 and $0 outstanding at March 31, 1997 and December 31, 1996, respectively.



Continued
                                       12

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 5.   MORTGAGES PAYABLE :

      The Company had the following mortgages payable at March 31, 1997 and December 31, 1996:

                                                 1997          1996
                                               --------      --------
                                                   (IN THOUSANDS)
      Mortgage notes at 6.86% to 10%,
        payable in installments through 2018
        (monthly payments at March 31, 1997
        of $1,449), collateralized by real
        estate and an assignment of rents:
          Insurance companies                  $ 86,277      $ 87,530
          Banks                                  41,481        41,656
          Bonds                                  28,170        28,530
                                               --------      --------

               Total mortgages payable         $155,928      $157,716
                                               ========      ========

      The principal payments required to be made on mortgages payable over the next five years are as follows (in thousands):

               YEAR
               ----
               1997, remaining nine months                $   2,789
               1998                                           5,085
               1999                                          12,979
               2000                                          30,427
               2001                                           9,867
               Thereafter                                    94,781
                                                          ---------
                                                          $ 155,928
                                                          =========

      Mortgages of $58,202 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018.


Continued
                                       13

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 6.   NOTES PAYABLE:

      The Company had the following notes payable at March 31, 1997 and December 31, 1996:

                                                                        1997       1996
                                                                        ----      -------
                                                                          (IN THOUSANDS)
      Unsecured credit agreement of $150,000, interest
      at LIBOR +1.75% (7.3% at March 31, 1997)                          $ --      $67,000

      Term loan payable to a financial institution, interest at
      LIBOR + 1.75%, secured by certain notes receivable                  --       10,000

      Line of credit of $4,000 payable to a financial institution,
      interest at the lender's base rate plus 1.25%                       --        3,923

      Other                                                              100          109
                                                                        ----      -------

               Total notes payable                                      $100      $81,032
                                                                        ====      =======

      The Company has a two-year revolving credit facility of up to $150,000,000 in unsecured advances due in December 1997, from a consortium of six banks. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation and amortization to fixed charges. In 1996, the Company purchased an interest rate protection agreement which limits the interest rate of $50,000,000 of the outstanding balance on the unsecured credit agreement to 10%.

 7.   CAPITAL STOCK:

      EQUITY OFFERINGS

      In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred Shares"). The Preferred Shares are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $26.06 per share. Net proceeds of approximately $111,550,000 were used to repay the Company's notes payable (Note 6), purchase properties (Note 2), and for general corporate purposes.

      In April 1997, the Company filed with the Commission a $500 million shelf registration statement. This registration statement was filed for the availability of issuing in the future, debt securities, preferred stock, depositary shares, common stock or warrants.

      DISTRIBUTIONS

      In January 1997, the Company paid distributions of $0.46 per share on the common stock and in April 1997 another distribution of $0.46 per share was paid. In May, the Company increased the quarterly distribution to $0.50 per share which will be paid in July 1997 to stockholders of record on July 1, 1997. Dividends of $0.32 ($2.125 per annum) were paid in April 1997 on the Preferred Shares which were issued in February 1997. Distributions of $0.445 per share were paid in the three months ended March 31, 1996. For the three months ended March 31, 1997 and 1996, approximately 0% and 2.9% of the


Continued
                                       14

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 7.   CAPITAL STOCK (CONTINUED):

      distributions received by shareholders respectively, were considered to be a return of capital for tax purposes.

 8.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest during the three months ended March 31, 1997 and 1996 were $3,964,000 and $3,975,000, respectively. State income taxes of $78,000 and $211,000 were paid in 1997 and 1996 respectively.

      For the three months ended March 31, 1997, the Company acquired real estate of $2,055,000 without the use of cash by retiring notes receivable. Also, limited partners of ERP converted $1,196,000 of units into common shares of the Company. In 1996, the Company acquired real estate and interests in partnerships of $36,025,000 without the use of cash. The Company assumed $22,070,000 of mortgage debt, used $13,023,000 of escrow and other cash deposits, issued $920,000 of common stock, and incurred $12,000 of other liabilities.

9.    MINIMUM FUTURE RENTALS:

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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned at March 31, 1997 and subject to noncancelable operating leases is as follows (in thousands):

               YEAR
               ----
               1997, remaining nine months                      $ 36,571
               1998                                               46,354
               1999                                               42,877
               2000                                               39,776
               2001                                               36,549
               Thereafter                                        289,829


Continued
                                       15

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

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

Rental revenue and expense reimbursements increased $1.9 million, or 15% to $14.6 million in the three months ended March 31, 1997 from $12.7 million in the three months ended March 31, 1996. This increase relates primarily to acquisitions made in 1996. Two shopping centers that were acquired in December of 1996 accounted for $1.9 million in revenues in 1997.

Interest income increased $2.4 million, or 211% to $3.5 million in 1997 from $1.1 million in 1996. This increase is primarily related to additional notes receivable issued during the period. The Company's outstanding notes receivable were $89.3 million at March 31, 1997 compared to $31.6 million at March 31, 1996. Of the increase in notes, $39.3 million related to loans made to ERT Development Corporation ("EDV") to facilitate the development of various development projects, $13.2 million related to loans made to Excel Realty Partners, L.P., ("ERP") primarily to facilitate cash requirements for properties contributed to ERP, and $10.9 was loaned to a Canadian company to facilitate the purchase and redevelopment of a mixed-used commercial building in Toronto.

Other income in the three months ended March 31, 1997 related primarily to $1.9 million of development fees that were received from EDV. This was offset by a $0.1 million foreign currency exchange loss related to a loan receivable in Canadian dollars. In the three months ended March 31, 1996, the Company recognized $0.7 million in other income primarily related to development fees received from EDV.

There was no significant change in interest expense between the period ended March 31, 1997 and 1996. In February 1997, the Company used proceeds from a preferred stock offering to repay outstanding amounts in notes payable. Interest expense in 1996 was decreased when the Company sold an interest rate protection agreement of which a $.4 million gain was offset against interest expense. Also in 1996, $22 million of mortgage debt was incurred during the first quarter and not outstanding for the full period.

Depreciation and amortization expenses increased $0.3 million or 17% in 1997 when compared to the three months ended March 31, 1996. This related to buildings which increased from $275 million at March 31, 1996 to $313 million at March 31, 1997.

Property taxes, repairs and maintenance, and other property expenses totaled $2.4 million in 1997 compared to $1.9 million in 1996. This increase primarily relates to property acquisitions made. The increase of $.5 million is consistent with the increase of expense reimbursement revenue of $0.4 million. The percentage of expenses recovered has increased slightly in 1997 to 67% from 60%. Master lease expense was $0 in 1997 compared with $.4 million in 1996 as the three properties under master leases in 1996 were purchased in 1996, and the master leases were terminated. General and administrative expenses increased by $.4 million in 1997 from 1996 which was an increase as a percentage of total revenues from 4.4% to 5.2%. Approximately $70,000 of property manager salaries charged to property expenses in 1996, were charged to administrative expenses in 1997. Additionally in 1997, the Company accrued an additional $0.1 million in bonuses when compared to 1996. Finally in 1997, there was an increase of $0.1 million related to the timing of accruals associated with annual accounting and shareholder service expenses. Other increases related to the growth of the Company.

Net income increased $4.4 million, or 75% to $10.3 million $0.46 per share, in the three months ended March 31, 1997 from $5.9 million, $0.44 per share for the three months ended March 31, 1996. Distributions per share increased to $0.46 for the three months ended March 31, 1997 from $0.445 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred shares, use of the Company's credit facilities and long-term mortgage financing have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrance of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing mortgages over the term of the leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") at $25.00 per share. The Preferred Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $26.06 per share. On or after February 5, 2002, the Preferred Shares are redeemable by the Company at $25.00 per share in either shares of common stock or cash at the Company's election. Net proceeds of approximately $111.5 million were used to repay the Company's outstanding balance on its credit facility, purchase properties in April 1997 and for general corporate purposes. In April 1997, the Company filed with the Commission a $500 million shelf registration statement. This registration statement was filed for the availability of issuing in the future, debt securities, preferred stock, depositary shares, common stock or warrants.

The Company has a two-year unsecured revolving credit facility for up to $150 million through December 1997 from a group of six banks (the "Credit Facility"). The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and the ratio of earnings before interest, depreciation and amortization to fixed charges. At March 31, 1997, no amounts were outstanding under the Credit Facility. The total amount available under the Credit Facility based upon covenants at March 31, 1997 was approximately $125 million. The Credit Facility carries an interest rate of LIBOR plus 1.75%. The Company has an interest rate protection agreement which limits $50 million of the outstanding balance on the Credit Facility to 10%. The Company is currently negotiating the extension of the Credit Facility to December

1999 at a reduced interest rate.

In 1995, the Company formed a Delaware limited partnership, ERP, to own and manage certain real estate properties. Twelve real estate properties have been contributed to ERP and at March 31, 1997, ERP's net real estate was approximately $80.0 million and mortgages payable were $51.5 million. Cash requirements (in excess of cash from operations) needed to facilitate these property acquisitions, capital improvements, and mortgage debt retirement of approximately $21.1 million were loaned to ERP by the Company. On April 1, 1997, the Company's loans to ERP were converted into an equity investment and as such, the financial statements of ERP will be consolidated with the Company's financial statements in the future. It is anticipated that additional cash requirements to facilitate future growth would principally be funded to ERP through additional equity investments by the Company.

In 1995, EDV was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income and are expected to be paid from cash flows, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company and are expected to continue in the future. Interest and principal payments are repaid to the Company as excess cash is available which is primarily expected to occur when development projects are completed and sold.

At March 31, 1997, $3.5 million of ERP's mortgage debt was guaranteed by the Company. Additionally, the Company has guaranteed $30 million of a construction loan which is expected to total $80 million related to a retail development project in Orlando, Florida.

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

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs and loan costs written off. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended March 31, 1997 and 1996 (in thousands):

                                      1997         1996
                                     -------      -------
Net income                           $10,310      $ 5,858
Depreciation:
  Buildings                            1,981        1,684
  Tenant improvements                     88           87
  From equity investments                  3            1
Amortization (1):
  Organization costs                       1            1
  Leasing commissions                     49           42
Loan costs written off                    75           --
Gain from sale of loan rate cap           --         (415)
Gain on sale of buildings                 --         (148)
                                     -------      -------
Funds from operations                $12,507      $ 7,110
                                     =======      =======

                                     1997      1996
                                     ----      ----
Other Information:
  Leasing commissions paid           $ 40      $278
  Tenant improvements paid            248       135
  Building improvements paid
    (Parking lots, roofs, etc.)       115        49

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

Many regions of the United States, including regions in which the Company owns property, may experience economic recessions. Such recessions, or other adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Company's shopping centers are typically anchored by discount department stores, supermarkets and drug stores which usually offer day-to-day necessities rather than high priced luxury items. These type of tenants, in the experience of the Company, generally continue to maintain their volume of sales despite a slowdown in economic conditions.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward- looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

Economic Performance and Value of Centers Dependent on Many Factors. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs. In recent years, there has been a proliferation of new retailers and a growing consumer preference for value-oriented shopping alternatives that have, among other factors, heightened competitive pressures. In certain areas of the country, there may also be an oversupply of retail space. As a consequence, many companies in all sectors of the retailing industry have encountered significant financial difficulties. A substantial portion of the Company's income is derived from rental revenues from retailers in neighborhood and community shopping centers. Accordingly, no assurance can be given that the Company's financial results will not be adversely affected by these developments in the retail industry.

Dependence on Rental Revenue from Real Property. Since substantially all of the Company's income is derived from rental revenue from real property, the Company's income and funds for distribution would be adversely affected if a significant number of the Company's tenants were unable to meet their obligations to the Company or if the Company were unable to lease a significant amount of space in its properties on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Company will be able to re-lease space on economically advantageous terms.

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

Reliance on Major Tenants. As of March 31, 1997, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which each accounted for approximately 8% of the Company's total revenues as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire. In that regard, it has been reported in the media that Kmart is experiencing operating and financial difficulties.

Control by Directors and Executive Officers. Directors and executive officers of the Company beneficially own approximately 11% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              11.1   Computation of Earnings Per Common Share
              27.1   Financial Data Schedule

         (b) Reports on Form 8-K

             A Current Report on Form 8-K, dated January 17, 1997, as amended January 22, 1997, was filed with the Commission regarding the Company's purchase of the Valley Fair Mall, a shopping center located in West Valley City (Salt Lake City), Utah (includes pro forma financial information).

             A Current Report on Form 8-K, dated February 7, 1997 was filed with the Commission regarding the Company's Underwriting Agreement dated January 30, 1997 between the Company and Furman Selz LLC, Terms Agreement dated January 30, 1997 between the Company and Furman Selz LLC, and Articles Supplementary classifying 4,600,000 share of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock.






                                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 9, 1997                     EXCEL REALTY TRUST, INC.
                                       (Registrant)


                                       By: /s/ Gary B. Sabin
                                           ---------------------------
                                           Gary B. Sabin
                                           President


                                       By: /s/ David A. Lund
                                           ---------------------------
                                           David A. Lund
                                           Principal Financial Officer