Form 10-Q
period 1997-06-30
EXCEL REALTY TRUST INC
filed 1997-08-13
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                  Commission File Number:
       JUNE 30, 1997                                               1-12244
 ----------------------                                  -----------------------

                            EXCEL REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                   33-0160389
 -------------------------------                    ----------------------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                    Identification Number)

           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
           ----------------------------------------------------------
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

                      (1)  Yes    X         No
                                ----           ----
                      (2)  Yes    X         No
                                ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable .

           Class                             Outstanding at August 12, 1997
----------------------------------         ----------------------------------
Common stock, $.01 par value                          20,891,442

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              June  30, 1997 (Unaudited)
              December 31, 1996 ...........................................  3

           Consolidated Statements of Income
              Three Months Ended June 30, 1997 (Unaudited)
              Three Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited) ..................  4

           Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited) ..................  5

           Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited) ..................  6

           Notes to Consolidated Financial Statements (Unaudited) .........  7


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 16

     Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk ............................................... 21


PART II.  OTHER INFORMATION ............................................... 22

     Item 4.  Submission of Matters to a vote of Security Holders ......... 22

     Item 6.  Exhibits and Reports on Form 8-K ............................ 22

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------


                                                                                 JUNE 30,
                                                                                   1997         DECEMBER 31,
                                                                                (UNAUDITED)        1996
                                                                                 ---------       ---------
                                     ASSETS

Real estate:
    Land                                                                         $ 229,035       $ 156,060
    Buildings                                                                      463,371         323,418
    Accumulated depreciation                                                       (27,866)        (21,976)
                                                                                 ---------       ---------
      Net real estate                                                              664,540         457,502

Cash                                                                                 5,554           5,038
Escrow and other deposits                                                            1,120             625
Accounts receivable, less allowance for bad debts of
    $1,063 and $726 in 1997 and 1996, respectively                                   2,417           2,917
Notes receivable from affiliates                                                    61,161          57,716
Notes receivable - other                                                            13,292          26,026
Interest receivable                                                                  6,442           2,579
Loan acquisition costs                                                               1,986           1,775
Other assets                                                                         2,775           4,450
                                                                                 ---------       ---------
                                                                                 $ 759,287       $ 558,628
                                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                            $ 220,967       $ 157,716
    Notes payable                                                                   38,765          81,032
    Capital leases                                                                  26,656              --
    Accounts payable and accrued liabilities                                         6,948           4,738
    Deferred rental income                                                           1,695           2,023
    Other liabilities                                                                  999             465
                                                                                 ---------       ---------
    Total liabilities                                                              296,030         245,974
                                                                                 ---------       ---------

Minority interests in partnership                                                   32,884              --
                                                                                 ---------       ---------

Commitments and contingencies                                                           --              --

Stockholders' equity:
    81/2% Series A Cumulative Convertible Preferred stock, $0.01 par value,
       10,000,000 shares authorized, 4,600,000 and 0 shares issued and
       outstanding in 1997 and 1996, respectively                                       46              --
    Common stock, $.01 par value, 100,000,000 shares authorized,
       18,377,444 and 18,231,089 shares issued and outstanding
       in 1997 and 1996, respectively                                                  184             182
    Additional paid-in capital                                                     438,683         324,229
    Accumulated distributions in excess of net income                               (8,540)        (11,757)
                                                                                 ---------       ---------
                  Total stockholders' equity                                       430,373         312,654
                                                                                 ---------       ---------
                                                                                 $ 759,287       $ 558,628
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                          ----------------------       ----------------------
                                                             1997         1996           1997          1996
                                                          --------      --------       --------      --------
Revenue:
    Rental revenue                                        $ 16,725      $ 12,115       $ 29,771      $ 23,684
    Expense reimbursements                                   2,160         1,258          3,758         2,429
    Interest                                                 3,671         1,389          7,200         2,509
    Other                                                      905           565          2,936         1,412
                                                          --------      --------       --------      --------
       Total revenue                                        23,461        15,327         43,665        30,034
                                                          --------      --------       --------      --------

Operating expenses:
    Interest                                                 5,514         5,253          9,835         9,610
    Depreciation and amortization                            2,648         1,861          4,758         3,658
    Property taxes                                           1,254           713          2,117         1,362
    Repairs and maintenance                                    961           478          1,705         1,045
    Other property expenses                                    819           805          1,625         1,439
    Master lease                                                --            --             --           351
    Minority interests in income of partnership, net            70            --             70            --
    General and administrative expenses                      1,297           877          2,347         1,519
                                                          --------      --------       --------      --------
       Total operating expenses                             12,563         9,987         22,457        18,984
                                                          --------      --------       --------      --------

Income before real estate impairment and sales              10,898         5,340         21,208        11,050

Gain on sale of real estate                                    293            --            293           148
Impairment of real estate                                       --        (1,246)            --        (1,246)
                                                          --------      --------       --------      --------
       Net income                                         $ 11,191      $  4,094       $ 21,501      $  9,952
                                                          ========      ========       ========      ========

Net income per common share                               $   0.47      $   0.31       $   0.93      $   0.75
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)

                                   ----------


                                                                                                     ACCUMULATED
                                                                                     ADDITIONAL     DISTRIBUTIONS       TOTAL
                                    PREFERRED STOCK           COMMON STOCK            PAID-IN        IN EXCESS OF    STOCKHOLDERS'
                                  NUMBER       AMOUNT     NUMBER        AMOUNT        CAPITAL         NET INCOME        EQUITY
                                ----------   ----------   ----------   ----------     ----------      ----------      ----------
SIX MONTHS ENDED JUNE 30, 1997:

Balance at January 1, 1997              --   $       --   18,231,089   $      182     $  324,229      $  (11,757)     $  312,654
Issuance of preferred stock      4,600,000           46           --           --        114,954              --         115,000
Issuance of common stock                --           --      146,355            2          3,164              --           3,166
Selling expenses                        --           --           --           --         (3,664)             --          (3,664)
Net income                              --           --           --           --             --          21,501          21,501
Distributions declared                  --           --           --           --             --         (18,284)        (18,284)
                                ----------   ----------   ----------   ----------     ----------      ----------      ----------
Balance at June 30, 1997         4,600,000   $       46   18,377,444   $      184     $  438,683      $   (8,540)     $  430,373
                                ==========   ==========   ==========   ==========     ==========      ==========      ==========

SIX MONTHS ENDED JUNE 30, 1996:

Balance at January 1, 1996              --   $       --   13,171,353   $      132     $  218,531      $   (9,985)     $  208,678
Issuance of common stock                --           --    1,805,633           18         37,189              --          37,207
Selling expenses                        --           --           --           --         (2,057)             --          (2,057)
Net income                              --           --           --           --             --           9,952           9,952
Distributions declared                  --           --           --           --             --         (11,774)        (11,774)
                                ----------   ----------   ----------   ----------     ----------      ----------      ----------
Balance at June 30, 1996                --   $       --   14,976,986   $      150     $  253,663      $  (11,807)     $  242,006
                                ==========   ==========   ==========   ==========     ==========      ==========      ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)
                                   ----------


                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              --------------------------
                                                                 1997            1996
                                                              ---------       ---------
Cash flows from operating activities:
   Net income                                                 $  21,501       $   9,952
   Adjustments for noncash items:
      Depreciation                                                4,743           3,656
      Equity in earnings of affiliates                             (946)           (423)
      Minority interests in income of partnership, net               70              --
      Loan costs written off                                        664              --
      Amortized loan costs and leasing commissions                  618             585
      Provision for bad debts                                       465             301
      Gain on sale of real estate                                  (293)           (148)
      Impairment of real estate value                                --           1,246
      Change in accounts receivable                                 401          (1,885)
      Change in other assets                                     (4,034)           (161)
      Change in accounts payable                                    454          (1,176)
      Change in other liabilities                                   988             794
                                                              ---------       ---------
               Net cash provided by operating activities         24,631          12,741
                                                              ---------       ---------

Cash flows from investing activities:
   Real estate acquisitions and building improvements           (60,060)         (2,138)
   Advances for notes receivable                                (25,297)        (21,172)
   Principal payments on notes receivable                        11,052           1,600
   Escrow deposits                                                 (431)             --
   Proceeds from real estate sales                                1,401             814
   Other                                                            355             753
                                                              ---------       ---------
               Net cash used in investing activities            (72,980)        (20,143)
                                                              ---------       ---------

Cash flows from financing activities:
   Issuance of stock                                            116,934             572
   Selling and offering costs                                    (3,664)           (150)
   Distributions paid                                           (18,284)        (11,774)
   Proceeds from notes payable                                   57,807          23,425
   Principal payments of mortgages and notes payable           (102,737)         (7,239)
   Loan costs refunded                                               42             125
   Loan costs paid                                               (1,233)           (210)
                                                              ---------       ---------
               Net cash provided by financing activities         48,865           4,749
                                                              ---------       ---------
               Net increase (decrease) in cash                      516          (2,653)
Cash at January 1                                                 5,038           9,812
                                                              ---------       ---------
Cash at June 30                                               $   5,554       $   7,159
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the periods ended June 30, 1996 and at December 31, 1996 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1996 Annual Report on Form 10-K, as amended.

      ORGANIZATION

      Excel Realty Trust, Inc. (the "Company") was formed in 1985 and is a Maryland corporation. The Company is in the business of purchasing and operating commercial real estate. The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all significantly owned partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

      On April 1, 1997 the Company began consolidating the accounts of Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"), when the Company converted its loans into an equity investment in ERP. Prior to April 1, 1997, the Company accounted for ERP on the equity method of accounting (Note 4).

      The Company uses the equity method to account for its investment in ERT Development Corporation, a Delaware corporation ("EDV"). This investment was recorded initially at cost and subsequently adjusted for net income
      (loss) and contributions paid and distributions received (Note 4).

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the value of the income stream is not considered sufficient to recover its investment.

      DEFERRED LEASING AND LOAN ACQUISITION COSTS

      Costs incurred in obtaining tenant leases and long-term financing are amortized to leasing commission expense and interest expense, respectively, on the straight-line method over the terms of the related leases or debt agreements.

      REVENUE RECOGNITION

      Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis and are included on the Consolidated Statements of Income in rental revenue. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Income as expense reimbursements.

      Revenue recognition of fees received for lease terminations are deferred and amortized using the straight-line method over the estimated time to re-lease or sell the related property.

      NET INCOME PER COMMON SHARE

      Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options, warrants and other convertible securities (including ERP limited partner units) which would have a dilutive effect. The weighted average shares outstanding for the six months ended June 30, 1997 and 1996 were 18,823,936 and 13,312,720, respectively.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


2.    REAL ESTATE:

      ACQUISITIONS

      In the six months ended June 30, 1997, the Company acquired ten shopping centers in California, three shopping centers located in Georgia, Nevada and North Carolina, and two buildings leased to single tenants, Winn Dixie and Kmart, in Tennessee and Florida, respectively. Three of the properties acquired in California are subject to master leases which were capitalized (Note 7). The total cost of these fifteen properties was approximately $130,001,000. The Company assumed mortgage debt of $14,363,000 and capital leases of $26,656,000 in the above transactions. In July and August 1997, the Company purchased an additional three shopping centers located in Arizona(2), and Tennessee, and two outparcels in Minnesota and Pennsylvania. The total purchase price of the properties was approximately $32,200,000 of which the Company assumed $8,700,000 of mortgage debt.

      In 1996, the Company acquired three shopping centers in North Carolina and one shopping center in Georgia. The total cost of the four properties was approximately $35,983,000 of which the Company assumed $22,016,000 in debt.

      SALES

      In the six months ended 1997 and 1996, the Company sold one single tenant property in each period for proceeds of $1,401,000 and $814,000, respectively. A gain of $293,000 and $148,000 was recognized on the sales, respectively.

      IMPAIRMENT OF REAL ESTATE

      In accordance with FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company wrote down the value of a property in the second quarter of 1996 by $1,246,000 to its estimated sales price when the Company received a lease termination fee on the property.

      REAL ESTATE UNDER CONSTRUCTION

      At June 30, 1997, the Company had two properties with a book value of $18,324,000 under construction and redevelopment. Depreciation expense is not being charged to the projects and costs related to the construction and redevelopment are being capitalized.

      ENVIRONMENTAL MATTERS

      Soil and groundwater contamination exists at Carmen Plaza in Camarillo, California, Cudahy Plaza in Cudahy, California, and Bristol Plaza in Santa Ana, California. Environmental professionals retained by the Company estimate that the total, cumulative cost of remediation for these properties will be approximately $1.8 million to $5.5 million. In connection with each of these properties, the Company has entered into a remediation and indemnity agreement, which obligates the prior owner of the properties (including in some cases, principals of the prior owner) to perform the remediation and to indemnify the Company for any losses it may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the environmental professionals are accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company.


Continued                              9

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


  3.       NOTES RECEIVABLE:

      The Company had the following notes receivable at June 30, 1997 and December 31, 1996:

                                                                   1997         1996
                                                                 --------     -------
                                                                     (IN THOUSANDS)
Notes from EDV, interest at 14% per annum, collateralized
by EDV assets.  Due on demand                                     $61,161      $39,786

Notes from ERP, interest at 12% per annum, collateralized
by real estate.  Converted to equity in April 1997 (Note 4)            --       17,930

Note from a development company, interest at 25% per annum,
payable in Canadian dollars.  Due 2003                             10,898        9,504

Notes from development companies, interest from 10% to 14%
per annum.  Maturity dates vary from the completion of
certain properties                                                  1,636       15,763

Other                                                                 758          759
                                                                  -------      -------
            Total notes receivable                                $74,453      $83,742
                                                                  =======      =======

      Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $3,383,000 and $879,000 at June 30, 1997 and December 31, 1996,
      respectively.

      In 1996, the Company made a loan of $13,000,000 Canadian dollars to a company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay" in Toronto, Ontario, Canada. In 1997, the Company advanced an additional $2,050,000 Canadian dollars to acquire an adjacent land parcel for development. The loan is collateralized by the Canadian company's interest in the building.

4.    INVESTMENTS:

      EXCEL REALTY PARTNERS, L.P.

      In 1995, ERP was formed to own and manage certain real estate properties. The Company is the sole general partner of ERP. The general partner is entitled to receive 99% of net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. On April 1, 1997, loans and related interest payable in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, the Company began consolidating the accounts of ERP which were previously accounted for on the equity method. Properties held by ERP have been contributed to ERP in exchange for limited partnership units (which may be converted to Company common shares at stipulated prices) and cash. At June 30, 1997, there were 2,556,931 limited partner units outstanding of which the Company owned 1,152,121 units. Quarterly distributions approximate $687,000 for limited partner units held by third parties.


Continued                              10

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4.    INVESTMENTS, CONTINUED:

      ERP PRO FORMA FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE
      AMOUNTS)

      The following unaudited actual and pro forma condensed consolidated balance sheets and income statements have been presented as if the Company had converted its notes and related interest receivable from ERP on December 31, 1996 and January 1, 1996, respectively. The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of what the actual financial position would have been at December 31, 1996, or what actual results of operations of the Company would have been had the transaction actually occurred on January 1, 1996, nor do they purport to represent the results of operations of the Company for future periods.


                                                      JUNE 30,        DECEMBER 31,
                                                        1997             1996
                                                      --------          --------
                                                       (ACTUAL)       (PRO FORMA)
BALANCE SHEET
  Net real estate assets                              $664,540          $537,485
  Other assets                                          94,747            82,839
                                                      --------          --------
                                                      $759,287          $620,324
                                                      ========          ========

  Mortgages and notes payable                         $259,732          $293,375
  Other liabilities                                     36,298             8,396
                                                      --------          --------
    Total liabilities                                  296,030           301,771
  Minority Interest                                     32,884             5,899
  Stockholders' equity                                 430,373           312,654
                                                      --------          --------
                                                      $759,287          $620,324
                                                      ========          ========

                                              THREE MONTHS ENDED          SIX  MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                            ----------------------      ----------------------
                                              1997          1996          1997           1996
                                            --------      --------      --------      --------
                                            (ACTUAL)    (PRO FORMA)    (PRO FORMA)   (PRO FORMA)
STATEMENTS OF INCOME
  Rental revenues and reimbursements        $ 18,885      $ 14,844      $ 36,331      $ 28,609
  Interest and other income                    4,576         1,439         9,181         3,483
  Depreciation and amortization               (2,648)       (2,052)       (5,094)       (3,983)
  Other property expenses                     (4,403)       (3,082)       (8,542)       (6,052)
  Interest expense                            (5,442)       (5,882)      (10,808)      (11,114)
  Minority interest                              (70)          (43)         (103)          (63)
  Real estate sales and impairment, net          293        (1,246)          293        (1,098)
                                            --------      --------      --------      --------
    Net income                              $ 11,191      $  3,978      $ 21,258      $  9,782
                                            ========      ========      ========      ========
    Net income per share                    $   0.47      $   0.30      $   0.92      $   0.73
                                            ========      ========      ========      ========


Continued                              11

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4.    INVESTMENTS, CONTINUED:

      ERT DEVELOPMENT CORPORATION

      In 1995, EDV was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income from cash flows, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company. Summary unaudited financial information for EDV is as follows (in thousands):


                                                               JUNE 30, DECEMBER 31,
                                                                 1997      1996
                                                               -------  ------------
BALANCE SHEETS
  Notes receivable from developers, interest at 10% to 20%     $58,600     $39,000
  Other assets                                                   7,800       2,500
                                                               -------     -------
    Total assets                                               $66,400     $41,500
                                                               =======     =======

  Notes payable to Excel Realty Trust, Inc.                    $61,100     $39,800
  Other liabilities                                              4,500       1,500
                                                               -------     -------
    Total liabilities                                           65,600      41,300
  Total stockholders' equity                                       800         200
                                                               -------     -------
    Total liabilities and stockholders' equity                 $66,400     $41,500
                                                               =======     =======


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                   --------------------     ---------------------
                                                     1997        1996         1997         1996
                                                   -------      -------      -------      -------
STATEMENTS OF INCOME
  Total revenues                                   $ 3,700      $   800      $ 7,200      $ 1,900
  Interest expense to Excel Realty Trust, Inc.      (2,100)        (400)      (3,700)      (1,000)
  Fees paid to Excel Realty Trust, Inc.               (100)          --       (2,000)        (700)
  Other expenses                                      (700)        (200)        (900)        (400)
                                                   -------      -------      -------      -------
    Net income (loss)                              $   800      $   200      $   600      $  (200)
                                                   =======      =======      =======      =======


      EDV's receivables include loans made to a joint venture partnership under a loan commitment related to a retail development project in Florida. In 1997 the joint venture obtained a construction loan which is expected to total $85,000,000 of which $30,000,000 is guaranteed by the Company. In 1996, EDV obtained a $8,500,000 line of credit from a financial institution at an interest rate of 8.91%, all of which is available at June 30, 1997.


Continued                              12

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 5.   MORTGAGES PAYABLE:

      The Company had the following mortgages payable at June 30, 1997 and December 31, 1996:

                                                                      1997         1996
                                                                    --------     --------
                                                                        (IN THOUSANDS)
  Mortgage notes at 4.15% to 10%, payable in installments
    through 2018 (monthly payments at June 30, 1997 of $1,298):
         Insurance companies                                        $111,744     $ 87,530
         Banks                                                        75,619       41,656
         Private bonds                                                33,604       28,530
                                                                    --------     --------
              Total mortgages payable                               $220,967     $157,716
                                                                    ========     ========

      The principal payments required to be made on mortgages payable are as follows (in thousands):

       YEAR
       ----
      1997, remaining six months     $  3,127
      1998                              9,021
      1999                             42,882
      2000                             23,292
      2001                             22,359
      Thereafter                      120,286
                                     --------
                                     $220,967
                                     ========

      Mortgages of $57,046,000 are fully amortizing with no balloon payments with the final monthly payments coming between the years 2004 and 2018, and $46,940,000 of mortgage debt is subject to floating interest rates.

 6.   NOTES PAYABLE:

      The Company had the following notes payable at June 30, 1997 and December 31, 1996:

                                                                   1997       1996
                                                                 -------     -------
                                                                    (IN THOUSANDS)
      Unsecured credit agreement of $150,000, interest at
      LIBOR + 1.75% (7.04% at June 30, 1997)                     $38,610     $67,000

      Term loan secured by notes receivable. Repaid in 1997           --      10,000

      Line of credit payable to a financial institution,
      Repaid in 1997                                                  --       3,923

      Other                                                          155         109
                                                                 -------     -------
               Total notes payable                               $38,765     $81,032
                                                                 =======     =======


Continued                              13

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 6.   NOTES PAYABLE (CONTINUED):

      In December 1995, the Company received a revolving credit facility of up to $150,000,000 in unsecured advances from a consortium of six banks. In 1996, the Company purchased an interest rate protection agreement which limits $50,000,000 of the outstanding balance of the unsecured credit agreement to 10% through December 1997. In June 1997, the Company renegotiated the credit facility. The new facility expires December 1999 and bears an interest rate based on the credit rating of the Company. Subsequent to June 30, 1997, the Company received a prospective investment credit rating of Baa3 and BBB- from Moody's Investors Service and Standard and Poor's Corporation, respectively, on future senior debt securities issued from the Company's $500 million shelf registration. As such the interest rate on the credit facility decreased to 1.2% over LIBOR. The Company repaid the outstanding amounts on the credit facility in July 1997, primarily from proceeds of the Company's stock offering (Note 8) and subsequently borrowed $5,500,000 to facilitate acquisitions later in July and August 1997 (Note 2).

 7.   CAPITAL LEASES:

      In June 1997, the Company acquired a leasehold interest in three shopping centers in California ("Master Leased Centers") . The term of the leases are thirty-four years and the initial monthly rental payment is $201,000. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at various times during the terms of the respective leases. The owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurance of certain events.

 8.   STOCKHOLDERS' EQUITY:

      EQUITY OFFERINGS

      In July 1997, the Company issued 2,500,000 shares of common stock with a market price of $28.00 per share for net proceeds of $26.6875 per share. The proceeds of $66,700,000 were used to repay the Company's notes payable (Note 6), acquire properties (Note 2), and for general corporate purposes.

      In April 1997, the Company filed with the Securities and Exchange Commission a $500,000,000 shelf registration statement. This registration statement was filed for the availability of issuing in the future debt securities, preferred stock, depositary shares, common stock or warrants.

      In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred Shares"). The Preferred Shares are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $26.06 per share. Net proceeds of approximately $111,550,000 were used to repay the Company's notes payable, purchase properties and for general corporate purposes.

      DISTRIBUTIONS

      In April and January 1997, the Company paid quarterly distributions of $0.46 per share on the common stock and in July 1997 a distribution of $0.50 per share was paid. Distributions of $0.32 and $0.53 ($2.125 per annum) were paid in April and July 1997, respectively, on the Preferred Shares. In the first six months of 1996, quarterly distributions of $0.445 per share were paid. For the six months ended June 30, 1997 and 1996, approximately 0% and 15% of the distributions received by shareholders, respectively, were considered to be a return of capital for tax purposes.

Continued                              14

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest during the six months ended June 30, 1997 and 1996 were $7,401,000 and $8,798,000, respectively. State income taxes of $78,000 and $246,000 were paid in 1997 and 1996, respectively.

      In the six months ended June 30, 1997, the Company acquired real estate of $72,546,000 without the use of cash by issuing $28,424,000 of ERP limited partner units, assuming $26,656,000 of capitalized leases and $14,363,000 of mortgages payable, and retiring notes receivable of $3,103,000. On April 1, 1997, the Company began consolidating the accounts of ERP when notes and related interest receivable in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, ERP assets of $81,600,000 (including cash of $355,000) and liabilities of $52,263,000 (net of payables to the Company) were consolidated with the Company's accounts. Also in 1997, the Company redeemed $1,196,000 of ERP limited partnership units by issuing common stock.

       In 1996, the Company acquired real estate and interests in partnerships of $36,001,000 without the use of cash. The Company assumed $22,088,000 of mortgage debt and other liabilities, used $13,023,000 of escrow and other cash deposits, and issued $890,000 of common stock.

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

      Minimum future rental revenue for the next five years at June 30, 1997 subject to noncancelable operating leases is as follows (in thousands):

               YEAR
               ----
               1997, remaining six months             $ 36,538
               1998                                     69,495
               1999                                     64,292
               2000                                     59,216
               2001                                     53,378
               Thereafter                              411,286

11.   NEW PRONOUNCEMENTS

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SFAS No. 131, Disclosures about Segments in an Enterprise and Related Information which become effective for periods after December 15, 1997 and SFAS No. 130, Comprehensive Income, which becomes effective in 1998. The Company has determined that the adoption of these SFASs will not have a material effect on the consolidated financial statements.

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

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996.

Rental revenue and expense reimbursements increased $5.5 million, or 41% to $18.9 million in the three months ended June 30, 1997 from $13.4 million in the three months ended June 30, 1996. This increase relates primarily to the consolidation of the operating partnership, Excel Realty Partners, L.P. ("ERP"), which accounted for $3.1 million in 1997. In addition, the Company has acquired eleven properties subsequent to June 30, 1996 (excluding properties acquired by ERP) that contributed to operations in the three months ended June 30, 1997. These properties accounted for $3.1 million in rental revenues and reimbursements in 1997. The remaining net decrease of $0.7 million primarily related to lease terminations fees received in 1996 but not in 1997, and properties sold subsequent to April 1, 1996.

Interest income increased $2.3 million, or 164% to $3.7 million in 1997 from $1.4 million in 1996. This increase is primarily related to additional notes receivable issued during the period. The Company's outstanding notes receivable were $74.5 million at June 30, 1997 compared to $42.3 million at June 30, 1996. Loans made to ERT Development Corporation ("EDV") to facilitate the development of various projects increased by $50.3 million over the first twelve months. On April 1, 1997, outstanding note receivables from ERP were converted into equity interests in ERP. The outstanding amount at June 30, 1996 from ERP was $10.8 million. Finally, in the quarter ended June 30, 1997, the Company reversed a reserve of $776,000 related to a $10.8 million note. The $776,000 was recognized as interest income and was made due to increased leasing activity on the collateralized property and current market conditions.

Other income in the three months ended June 30, 1997 of $0.9 million related primarily to the Company's equity interest in the income of EDV. In the three months ended June 30, 1996, the Company recognized $0.6 million in other income primarily related to its equity interest in EDV in addition to ERP, which was accounted for on the equity method of accounting in 1996.

There was no significant change in interest expense between the periods ended June 30, 1997 and 1996. Although the balance of mortgages payable at June 30, 1997 was $79.8 million greater than at June 30, 1996 (primarily due to the consolidation of ERP and additional acquisitions), the notes payable at June 30, 1997 was $69.1 million less than at June 30, 1996. This was a result of the Company repaying outstanding amounts in notes payable in February 1997 from proceeds from a preferred stock offering.

Depreciation and amortization expenses increased $0.8 million or 42% in 1997 when compared to the three months ended June 30, 1996. This related to buildings which increased from $274 million at June 30, 1996 to $463 million at June 30, 1997.

Property taxes, repairs and maintenance and other property expenses totaled $3.0 million in 1997 compared to $2.0 million in 1996. This increase primarily relates to the inclusion of properties held by ERP and property acquisitions made. The increase of $1.0 million is consistent with the increase of expense reimbursement revenue of $0.9 million. The percentage of expenses recovered increased slightly in 1997 to 71% from 63%. General and administrative expenses increased by $0.4 million in 1997 from 1996 which was a decrease as a percentage of total revenues from 5.7% to 5.5%.

In 1996, the Company wrote down the value of one of its real estate properties held for sale by $1.2 million to its estimated selling price. There were no such write-downs in 1997.

Net income increased $7.1 million, or 173% to $11.2 million, or $0.47 per share, in the three months ended June 30, 1997 from $4.1 million, or $0.31 per share for the three months ended June 30, 1996. Distributions per share increased to $0.46 for the three months ended June 30, 1997 from $0.445 for the same period in 1996.

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

Rental revenue and expense reimbursements increased $7.4 million, or 28% to $33.5 million in the six months ended June 30, 1997 from $26.1 million in the six months ended June 30, 1996. This increase relates primarily to the consolidation of ERP on April 1, 1997 which accounted for $3.1 million. In addition, the Company has acquired eleven properties subsequent to June 30, 1996 (excluding properties acquired by ERP) that contributed to operations in the six months ended June 30, 1997. These properties accounted for $5.2 million in rental revenues and reimbursements in 1997. The remaining net decrease of $0.9 million primarily related to lease terminations fees received in 1996 but not in 1997, and properties sold subsequent to January 1, 1996.

Interest income increased $4.7 million, or 188% to $7.2 million in 1997 from $2.5 million in 1996. This increase is primarily related to additional notes receivable issued during the period including an increase of $50.3 million over the past twelve months related to loans made to EDV and the reversal of a reserve of $776,000 as previously discussed. On April 1, 1997, outstanding note receivables from ERP were converted into equity interests in ERP. Interest income of $0.5 million was recognized in 1997 before the notes were converted, compared to $0.6 million in 1996.

Other income in the six months ended June 30, 1997 of $2.9 million related primarily to $2.0 million of development fees that were received form EDV. Additionally, the Company's equity interest in ERP amounted to $0.4 million. In the six months ended June 30, 1996, the Company recognized $1.4 million in other income primarily related to its equity interest in EDV and ERP, and fees paid from EDV.

There was no significant change in interest expense between the periods ended June 30, 1997 and 1996. Depreciation and amortization expenses increased $1.1 million or 30% in 1997 when compared to the six months ended June 30, 1996. This related primarily to the increase in buildings from acquisitions made since June 30, 1996 and the consolidation of ERP.

Property taxes, repairs and maintenance, and other property expenses totaled $5.4 million in 1997 compared to $3.8 million in 1996. This increase primarily relates to the inclusion of properties held by ERP and property acquisitions. The increase of $1.6 million is consistent with the increase of expense reimbursement revenue of $1.3 million. The percentage of expenses recovered increased slightly in the six months ended June 30, 1997 to 69% from 63%. General and administrative expenses increased by $0.8 million in 1997 from 1996 which was an increase as a percentage of total revenues from 5.1% to 5.4%.

Net income increased $11.5 million, or 115% to $21.5 million, or $0.93 per share, in the six months ended June 30, 1997 from $10.0 million, or $0.75 per share for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred shares, use of the Company's credit facilities and long-term mortgage financing have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. In 1997, the Company received a prospective investment credit rating of Baa3 and BBB- from Moody's Investors Service and Standard and Poor's Corporation, respectively, on future senior debt securities issued from the Company's $500 million shelf registration. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing mortgages over the term of the leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

In July 1997, the Company issued 2,500,000 shares of Common Stock with a market price of $28.00 per share. The net proceeds after the underwriter discount was $26.6875 per share or $66.7 million. The proceeds were used to repay outstanding amounts on the Company's credit facility, acquire properties and for general corporate purposes.

In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") at $25.00 per share. The Preferred Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $26.06 per share. Net proceeds of approximately $111.5 million were used to repay the Company's outstanding balance on its credit facility, purchase properties and for general corporate purposes.

The Company had a two-year unsecured revolving credit facility for up to $150 million from a group of six banks (the "Credit Facility") which carried an interest rate of LIBOR plus 1.75%. The actual amount available to the Company was dependent on certain covenants such as the value of unencumbered assets and certain ratios. In June 1997, the Company renegotiated the Credit Facility. The new facility expires December 1999 and bears a current interest rate of 1.2% over LIBOR. At August 12, 1997, there was $5.5 million outstanding under the Credit Facility. The Company has an interest rate protection agreement through December 1997 which limits $50 million of the outstanding balance on the Credit Facility to 10%.

In 1995, the Company formed ERP to own and manage certain real estate properties and on April 1, 1997, the Company began consolidating the accounts of ERP. At June 30, 1997, there were 1,404,810 limited partner units of ERP held by third parties. The units are due quarterly distributions which range from $0.43 to $0.50 and are redeemable by cash or common stock of the Company at certain dates. The Company may, from time to time, contribute additional capital to ERP to facilitate property acquisitions, capital improvements or other events which may require capital in excess of ERP's operations.

In 1995, EDV was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income from cash flows, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company and are expected to continue in the future. Interest and principal payments are repaid to the Company as excess cash is available which is primarily expected to occur when development projects are completed and sold. The Company has guaranteed $30 million of a $85 million construction loan related to a retail development project in Orlando, Florida. This project is expected to be completed November 1997.

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

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs and loan costs written off. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended June 30, 1997 and 1996 (in thousands):

                                                     1997         1996
                                                  --------      --------
Net income                                        $ 11,191      $  4,094
Depreciation:
  Buildings                                          2,510         1,678
  Tenant improvements                                   89           151
  From equity investments (minority interest)         (116)            2
Amortization (1):
  Organization costs                                     3             1
  Leasing commissions                                   51            35
Loan costs written off                                 589            --
Impairment in real estate                               --         1,246
Gain on sale of buildings                             (293)           --
                                                  --------      --------
Funds from operations                             $ 14,024      $  7,207
                                                  ========      ========

Other Information:
  Leasing commissions paid                        $    108      $     31
  Tenant improvements paid                             128            69
  Building improvements paid
    (Parking lots, roofs, etc.)                        144            51

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

Soil and groundwater contamination exists at Carmen Plaza in Camarillo, California, Cudahy Plaza in Cudahy, California, and Bristol Plaza in Santa Ana, California. With regard to Carmen Plaza, the primary contaminants of concern are perchloroethylene ("PCE") associated with operations of an on-site dry cleaner, methyl tertiary butyl ether ("MTBE") from an unknown source and petroleum hydrocarbons associated with operations of an on-site auto repair facility. With regard to Cudahy Plaza, the primary contaminants of concern are PCE associated with operations of a former on-site dry cleaner and petroleum hydrocarbons associated with operations of an existing on-site auto repair facility. With regard to Bristol Plaza, the primary contaminants of concern are PCE and trichloroethylene ("TCE") associated with operations of an on-site dry cleaner and petroleum hydrocarbons associated with operations of an on-site auto repair facility. Environmental professionals retained by the Company estimate that the total, cumulative cost of remediation for these properties will be approximately $1.8 million to $5.5 million. In connection with each of these properties, the Company has entered into a remediation and indemnity agreement, which obligates the prior owner of the properties (including in some cases, principals of the prior owner) to perform the remediation and to indemnify the Company for any losses it may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the environmental professional are accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company.

Reliance on Major Tenants. As of June 30, 1997, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which accounted for approximately 11.8% and 9.6%, respectively of the Company's annualized base rental income as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire. In that regard, Kmart has experienced flat or declining earnings in recent periods and had announced plans to eliminate a significant number of jobs and close certain of its existing stores.

Control by Directors and Executive Officers. Directors and executive officers of the Company beneficially own approximately 10.7% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable

PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5 have been omitted since no events occurred with respect to these items.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Company held its Annual Meeting of Stockholders on May 2,
              1997.

         (b) Management's nominees for director as listed in the proxy statement were all elected, and there was no solicitation in opposition to such nominees.

         (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

              Election of Directors.

                                   For          Withheld       Abstentions       Non-votes
                                ----------      --------       -----------       ---------
D. Charles Marston              14,725,182       83,198             0            3,521,027
Bruce A. Staller                14,733,757       74,623             0            3,521,027

         (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              11.1   Computation of Earnings Per Common Share
              27.1   Financial Data Schedule

         (b) Reports on Form 8-K

              The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

              A Current Report on Form 8-K, dated July 3, 1997, was filed with the Commission regarding the Company's acquisition of interests in nine shopping centers from entities owned or controlled by Albert
              B. Glickman.

              A Current Report on Form 8-K, dated July 3, 1997 was filed with the Commission regarding the Company's Second Supplemental Indenture between Excel Realty Trust, Inc. and State Street Bank and Trust Company of California, N.A., as Trustee.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 1997         EXCEL REALTY TRUST, INC.
                               ------------------------
                               (Registrant)




                               By: /s/ Gary B. Sabin
                               ------------------------
                               Gary B. Sabin, President


                               By: /s/ David A. Lund
                               ------------------------
                                    David A. Lund, Principal Financial Officer