Form 10-Q
period 1997-09-30
EXCEL REALTY TRUST INC
filed 1997-11-12
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                Commission File Number:
   SEPTEMBER 30, 1997                                           1-12244


                            EXCEL REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                      33-0160389
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

                    (1)  Yes [X]   No [ ]

                    (2)  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable.

        Class                                  Outstanding at November 11, 1997
----------------------------                   --------------------------------
Common stock, $.01 par value                             20,985,630

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1997 (Unaudited)
            December 31, 1996 ................................................ 3

         Consolidated Statements of Income
            Three Months Ended September 30, 1997 (Unaudited)
            Three Months Ended September 30, 1996 (Unaudited)
            Nine Months Ended September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1996 (Unaudited).................. 4

         Consolidated Statements of Changes in Stockholders' Equity
            Nine Months Ended September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1996 (Unaudited).................. 5

         Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1996 (Unaudited).................. 6

         Notes to Consolidated Financial Statements (Unaudited)............... 7

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......22

PART II.  OTHER INFORMATION ..................................................22

    Item 6.  Exhibits and Reports on Form 8-K.................................22

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          1997           1996
                                                                      ---------       ---------
                                                                      (UNAUDITED)
                                     ASSETS

Real estate:
   Land                                                               $ 248,425       $ 156,060
   Buildings                                                            504,583         323,418
   Accumulated depreciation                                             (30,831)        (21,976)
                                                                      ---------       ---------
     Net real estate                                                    722,177         457,502

Cash                                                                      3,484           5,038
Escrow and other deposits                                                 3,833             625
Accounts receivable, less allowance for bad debts of
   $1,229 and $726 in 1997 and 1996, respectively                         3,446           2,917
Notes receivable from affiliates                                         80,752          57,716
Notes receivable - other                                                 17,590          26,026
Interest receivable                                                       8,752           2,579
Loan acquisition costs                                                    1,863           1,775
Other assets                                                              3,778           4,450
                                                                      ---------       ---------

                                                                      $ 845,675       $ 558,628
                                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                  $ 236,217       $ 157,716
   Notes payable                                                         40,546          81,032
   Capital leases                                                        26,656              --
   Accounts payable and accrued liabilities                               7,544           4,738
   Deferred rental income                                                 1,860           2,023
   Other liabilities                                                      1,099             465
                                                                      ---------       ---------

   Total liabilities                                                    313,922         245,974
                                                                      ---------       ---------

Minority interests in partnership                                        33,047              --
                                                                      ---------       ---------

Commitments and contingencies                                                --              --

Stockholders' equity:
   81/2% Series A Cumulative Convertible Preferred
      stock, $0.01 par value, 10,000,000 shares authorized,
      4,600,000 and 0 shares issued and outstanding in
      1997 and 1996, respectively                                            46              --
   Common stock, $0.01 par value, 100,000,000 shares authorized,
      20,913,926 and 18,231,089 shares issued and outstanding
      in 1997 and 1996, respectively                                        209             182
   Additional paid-in capital                                           505,972         324,229
   Accumulated distributions in excess of net income                     (7,521)        (11,757)
                                                                      ---------       ---------

               Total stockholders' equity                               498,706         312,654
                                                                      ---------       ---------

                                                                      $ 845,675       $ 558,628
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                     -----------------------      -----------------------
                                                        1997           1996         1997           1996
                                                      --------       -------      --------       --------
Revenue:
   Rental revenue                                     $ 19,632       $12,609      $ 49,403       $ 36,293
   Expense reimbursements                                2,543           990         6,301          3,273
   Interest                                              3,350         1,705        10,550          4,214
   Other                                                 1,835           602         4,771          1,909
                                                      --------       -------      --------       --------

      Total revenue                                     27,360        15,906        71,025         45,689
                                                      --------       -------      --------       --------

Operating expenses:
   Interest                                              5,877         4,886        15,712         14,497
   Depreciation and amortization                         3,163         1,894         7,921          5,552
   Property taxes                                        1,482           669         3,599          2,031
   Repairs and maintenance                               1,243           390         2,948          1,435
   Other property expenses                                 703           833         2,328          2,020
   Master lease                                             --            --            --            351
   General and administrative expenses                   1,167           608         3,514          2,127
                                                      --------       -------      --------       --------

      Total operating expenses                          13,635         9,280        36,022         28,013
                                                      --------       -------      --------       --------

Income from operations before real estate sales,
  minority interests and other items                    13,725         6,626        35,003         17,676

Loss on sale of interest rate lock                        (896)           --          (896)            --
Gain (loss) on sale of real estate                         160           273           453           (825)
Minority interests in income of partnership               (343)           --          (413)            --
                                                      --------       -------      --------       --------

   Net income                                         $ 12,646       $ 6,899      $ 34,147       $ 16,851
                                                      ========       =======      ========       ========

Net income per common share                           $   0.48       $  0.46      $   1.41       $   1.21
                                                      ========       =======      ========       ========



                     The accompanying notes are an integral
                       part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                 (IN THOUSANDS, EXCEPT NUMBER OF SHARE AMOUNTS)
                                   ----------


                                                                                                       ACCUMULATED
                                                                                          ADDITIONAL   DISTRIBUTIONS       TOTAL
                                           PREFERRED STOCK            COMMON STOCK          PAID-IN     IN EXCESS OF   STOCKHOLDERS'
                                          NUMBER      AMOUNT       NUMBER      AMOUNT       CAPITAL      NET INCOME       EQUITY
                                          ------      ------       ------      ------     ----------   -------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 1997:

Balance at January 1, 1997                      --      $--      18,231,089      $182      $ 324,229       $(11,757)    $ 312,654
Issuance of preferred stock              4,600,000       46              --        --        114,954             --       115,000
Issuance of common stock                        --       --       2,682,837        27         73,946             --        73,973
Selling expenses                                --       --              --        --         (7,157)            --        (7,157)
Net income                                      --       --              --        --             --         34,147        34,147
Distributions declared                          --       --              --        --             --        (29,911)      (29,911)
                                         ---------      ---      ----------      ----      ---------       --------     ---------
Balance at September 30, 1997            4,600,000      $46      20,913,926      $209      $ 505,972       $ (7,521)    $ 498,706
                                         =========      ===      ==========      ====      =========       ========     =========

NINE MONTHS ENDED SEPTEMBER 30, 1996:

Balance at January 1, 1996                      --      $--      13,171,353      $132      $ 218,531       $ (9,985)    $ 208,678
Issuance of common stock                        --       --       1,852,211        18         38,006             --        38,024
Selling expenses                                --       --              --        --         (2,047)            --        (2,047)
Net income                                      --       --              --        --             --         16,851        16,851
Distributions declared                          --       --              --        --             --        (18,660)      (18,660)
                                         ---------      ---      ----------      ----      ---------       --------     ---------
Balance at September 30, 1996                   --      $--      15,023,564      $150      $ 254,490       $(11,794)    $ 242,846
                                         =========      ===      ==========      ====      =========       ========     =========




                     The accompanying notes are an integral
                       part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)
                                   ----------

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            ------------------------
                                                               1997            1996
                                                            ---------       --------
Cash flows from operating activities:
  Net income                                                $  34,147       $ 16,851
  Adjustments for noncash items:
     Depreciation                                               7,913          5,549
     Equity in earnings of affiliates                          (1,023)          (975)
     Minority interests in income of partnership                  413             --
     Loan costs written off                                       664             --
     Amortized loan costs and leasing commissions                 949            918
     Provision for bad debts                                      632            659
     (Gain) loss on sale of real estate                          (453)           825
     Loss on sale of interest rate lock                           896             --
  Change in accounts receivable                                  (795)        (1,745)
  Change in other assets                                       (7,344)        (1,447)
  Change in accounts payable                                    1,637           (311)
  Change in other liabilities                                     619           (277)
                                                            ---------       --------

             Net cash provided by operating activities         38,255         20,047
                                                            ---------       --------

Cash flows from investing activities:
  Real estate acquisitions and building improvements         (110,843)       (19,039)
  Advances for notes receivable                               (49,403)       (26,323)
  Principal payments on notes receivable                       11,270          1,759
  Escrow deposits                                              (3,141)        13,986
  Proceeds from real estate sales                               3,478          2,475
  Other                                                           355            753
                                                            ---------       --------

             Net cash used in investing activities           (148,284)       (26,389)
                                                            ---------       --------

Cash flows from financing activities:
  Issuance of stock                                           187,740         36,978
  Selling and offering costs                                   (7,157)        (2,047)
  Distributions paid                                          (29,911)       (18,660)
  Distributions paid to minority interests                       (181)            --
  Proceeds from notes payable                                 112,546         26,833
  Principal payments of mortgages and notes payable          (152,334)       (41,102)
  Loan costs paid                                              (1,332)           (93)
  Interest rate lock purchased                                   (896)            --
                                                            ---------       --------

             Net cash provided by financing activities        108,475          1,909
                                                            ---------       --------

             Net decrease in cash                              (1,554)        (4,433)

Cash at January 1                                               5,038          9,812
                                                            ---------       --------

Cash at September 30                                        $   3,484       $  5,379
                                                            =========       ========

                     The accompanying notes are an integral
                       part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the periods ended September 30, 1996 and at December 31, 1996 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1996 Annual Report on Form 10-K, as amended.

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

     REAL ESTATE

     Land, buildings and building improvements, are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 2 to 40 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.


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

     NET INCOME PER COMMON SHARE

     Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents included in the computation represent shares issuable upon assumed exercise of common stock options, warrants and other convertible securities (including ERP limited partner units) which would have a dilutive effect. The weighted average shares outstanding for the nine months ended September 30, 1997 and 1996 were 19,959,620 and 13,923,783, respectively.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


2.   REAL ESTATE:

     ACQUISITIONS

     In the nine months ended September 30, 1997, the Company acquired 19 shopping centers located in California(11), Arizona (2), Georgia, Nevada, North Carolina, Pennsylvania, and Tennessee. The Company also purchased 2 buildings leased to single tenants, Winn Dixie and Kmart, in Tennessee and Florida, respectively, an out-parcel in Minnesota and the remaining 50% interest of a property owned in Tennessee. The total cost of these 22 properties was approximately $187,663,000. The Company assumed mortgage debt of $26,232,000 and capital leases of $26,656,000 in the above transactions.

     In October 1997, the Company purchased five shopping centers in exchange for cash and two single-tenant properties owned by the Company. The purchase price for the five properties was approximately $81,100,000. The properties are located in Florida (2), Pennsylvania, South Carolina, and Texas. The two properties that were sold in conjunction with the above acquisitions were located in Missouri and Ohio with total sales proceeds approximating $5,200,000. The Company also acquired an additional shopping center in California in October 1997 for approximately $18,400,000 that is encumbered by a $8,100,000 mortgage. The Company also issued 323,304 ERP limited partnership units valued at $31.00 per unit as part of the acquisition.

     In 1996, the Company acquired three shopping centers in North Carolina and two shopping centers in Georgia. The total cost of the five properties was approximately $40,917,000 of which the Company assumed $25,417,000 in mortgage debt. Also in 1996, the Company purchased two out-parcel pads for approximately $945,000.

     SALES

     In the nine months ended September 30, 1997 and 1996, the Company sold two single tenant properties in each period for proceeds of $3,294,000 and $1,985,000, respectively. A net gain of $453,000 and a net loss of $825,000 were recognized on real estate sales in 1997 and 1996, respectively. In October 1997, the Company sold two properties as described above.

     REAL ESTATE UNDER CONSTRUCTION/ HELD FOR SALE

     At September 30, 1997, the Company had one property with costs of $7,971,000 under construction and one property with a book value of $14,191,000 held for sale/redevelopment. Depreciation expense is not being charged to the projects and costs related to the construction and sale are being capitalized.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


3.   NOTES RECEIVABLE:

     The Company had the following notes receivable at September 30, 1997 and December 31, 1996:

                                                                          1997        1996
                                                                        ---------   ---------
                                                                            (IN THOUSANDS)
     Notes from EDV, interest at 14% per annum, collateralized
     by EDV assets.  Due on demand.                                      $ 80,752    $ 39,786

     Notes from ERP, interest at 12% per annum, collateralized
     by real estate.  Converted to equity in April 1997 (Note 4).              --      17,930

     Note from a development company, interest at 25% per annum,
     payable in Canadian dollars.  Due 2003.                               11,622       9,504

     Notes from development companies, interest from 10% to 14%
     per annum.  Maturity dates vary depending on the completion of
     certain properties.                                                    5,210      15,763

     Other                                                                    758         759
                                                                        ---------   ---------

              Total notes receivable                                    $  98,342    $ 83,742
                                                                        =========    ========

     Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $5,039,000 and $879,000 at September 30, 1997 and December 31, 1996,
     respectively.

     In 1996, the Company made a loan of $13,000,000 Canadian dollars to a company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay" in Toronto, Ontario, Canada. In 1997, the Company advanced an additional $3,050,000 Canadian dollars to acquire an adjacent land parcel and additional development. The loan is collateralized by the Canadian company's interest in the building.

     In September 1997, the Company established $25,680,000 in Credit Facilities to certain developers. The total outstanding amounts on the Credit Facilities of $3,569,000 carry interest at 11% to 12%, are secured by real estate, and are payable on the earlier of the sale of certain real estate or seven years. In 1997, the Company recognized $720,000 in loan fees related to the Credit Facilities.

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

Continued                              10

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 4.  INVESTMENTS, CONTINUED:

     units (which may be redeemed at stipulated prices for cash or the issuance of Company common shares, at the Company's option) and cash. At September 30, 1997, there were 2,556,931 limited partner units outstanding of which the Company owned 1,152,121 units. Quarterly distributions approximate $687,000 for limited partner units held by third parties. In October 1997, 75,821 limited partner units were redeemed for cash.

     PRO FORMA FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following Company unaudited actual and pro forma condensed consolidated balance sheets and income statements have been presented as if the Company had converted its notes and related interest receivable from ERP on December 31, 1996 and January 1, 1996, respectively. The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of what the actual financial position would have been at December 31, 1996, or what actual results of operations of the Company would have been had the transaction actually occurred on January 1, 1996, nor do they purport to represent the results of operations of the Company for future periods.

                                      SEPTEMBER 30,  DECEMBER 31,
                                          1997          1996
                                        --------      --------
                                        (ACTUAL)     (PRO FORMA)
     BALANCE SHEET
       Net real estate assets           $722,177      $537,485
       Other assets                      123,498        82,839
                                        --------      --------
                                        $845,675      $620,324
                                        ========      ========

       Mortgages and notes payable      $276,763      $293,375
       Other liabilities                  37,159         8,396
                                        --------      --------
         Total liabilities               313,922       301,771
       Minority Interest                  33,047         5,899
       Stockholders' equity              498,706       312,654
                                        --------      --------
                                        $845,675      $620,324
                                        ========      ========

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               1997          1996            1997            1996
                                             --------       --------       --------       --------
                                              (ACTUAL)    (PRO FORMA)     (PRO FORMA)    (PRO FORMA)
     STATEMENTS OF INCOME
     Rental revenues and reimbursements      $ 22,175       $ 15,717       $ 58,506       $ 44,181
     Interest and other income                  5,185          1,540         14,366          4,487
     Depreciation and amortization             (3,163)        (2,140)        (8,257)        (6,124)
     Property and other expenses               (4,595)        (2,897)       (13,065)        (8,697)
     Interest expense                          (5,877)        (5,703)       (16,757)       (16,403)
     Loss on sale of interest rate lock          (896)            --           (896)            --
     Minority interest                           (343)           (53)          (446)          (197)
     Real estate sales                            160            273            453           (825)
                                             --------       --------       --------       --------
       Net income                            $ 12,646       $  6,737       $ 33,904       $ 16,422
                                             ========       ========       ========       ========

     Net income per common share             $   0.48       $   0.41       $   1.35       $   1.17
                                             ========       ========       ========       ========




Continued                              11

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


                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997         1996
                                                                     -------      -------
     BALANCE SHEETS
       Notes receivable from developers, interest at 10% to 20%      $77,600      $39,000
       Other assets                                                   11,000        2,500
                                                                     -------      -------
         Total assets                                                $89,600      $41,500
                                                                     =======      =======

       Notes payable to Excel Realty Trust, Inc.                     $80,700      $39,800
       Other liabilities                                               7,100        1,500
                                                                     -------      -------
         Total liabilities                                            87,800       41,300
       Total stockholders' equity                                        800          200
                                                                     -------      -------
         Total liabilities and stockholders' equity                  $88,600      $41,500
                                                                     =======      =======


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                           1997         1996           1997          1996
                                                         -------       -------       --------       -------
     STATEMENTS OF INCOME
       Total revenues                                    $ 4,700       $ 1,000       $ 11,900       $ 2,900
       Interest expense to Excel Realty Trust, Inc.       (2,400)         (500)        (6,100)       (1,500)
       Fees paid to Excel Realty Trust, Inc.              (1,000)           --         (3,000)         (700)
       Other expenses                                     (1,200)         (300)        (2,100)         (700)
                                                         -------       -------       --------       -------
         Net income                                      $   100       $   200       $    700       $    --
                                                         =======       =======       ========       =======


     EDV's receivables include loans made to a joint venture partnership under a loan commitment related to a retail development project in Florida. In 1997, the joint venture obtained a construction loan which is expected to total $85,000,000 of which $30,000,000 is guaranteed by the Company. In 1996, EDV obtained a $8,500,000 line of credit from a financial institution at an interest rate of 8.91%, all of which is available at September 30, 1997.



Continued                              12

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 5.  MORTGAGES PAYABLE:

     The Company had the following mortgages payable at September 30, 1997 and December 31, 1996:

                                                                                 1997           1996
                                                                               --------       -------
                                                                                  (IN THOUSANDS)
     Mortgage notes at 3.80% to 10%, payable in installments through 2018
         (monthly payments at September 30, 1997 of $2,243):
             Insurance companies                                               $117,764      $ 87,530
             Banks                                                               85,291        41,656
             Private bonds                                                       33,162        28,530
                                                                               --------      --------

                  Total mortgages payable                                      $236,217      $157,716
                                                                               ========      ========

     The principal payments required to be made on mortgages payable are as follows (in thousands):

              YEAR
              ----
             1997, remaining three months                                 $1,869
             1998                                                          9,436
             1999                                                          55,885
             2000                                                          23,437
             2001                                                          22,574
             Thereafter                                                   123,016
                                                                        ---------

                                                                        $ 236,217
                                                                        =========

     Mortgages of $60,146,000 are fully amortizing with no balloon payments with the final monthly payments coming between the years 2004 and 2018, and $56,735,000 of mortgage debt is subject to floating interest rates.

 6.  NOTES PAYABLE:

     The Company had the following notes payable at September 30, 1997 and December 31, 1996:

                                                                  1997         1996
                                                                 -------      -------
                                                                    (IN THOUSANDS)
     Unsecured credit agreement of $150,000, interest at
     LIBOR + 1.20% (6.86% at September 30, 1997)                 $40,122      $67,000

     Term loan secured by notes receivable. Repaid in 1997            --       10,000

     Line of credit payable to a financial institution,
     Repaid in 1997                                                   --        3,923

     Other                                                           424          109
                                                                 -------      -------

             Total notes payable                                 $40,546      $81,032
                                                                 =======      =======



Continued                              13

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 6.  NOTES PAYABLE (CONTINUED):

     The Company has a revolving credit facility of up to $150,000,000 in unsecured advances from a group of seven banks. The facility expires December 1999 and bears an interest rate based on the credit rating of the Company. In August 1997, the Company received a prospective investment credit rating of Baa3 and BBB- from Moody's Investors Service and Standard and Poor's Corporation, respectively, on future senior debt securities issued from the Company's $500 million shelf registration. Accordingly, the interest rate on the credit facility is 1.2% over LIBOR. The Company has an interest rate protection agreement through December 1997 which limits the interest rate on $50 million of the outstanding balance under the Credit Facility to 10%.

     In July 1997, the Company bought an interest rate lock related to a proposed Senior Note Offering. The interest rate lock was sold when the Senior Note Offering was postponed until October 1997, and a Common Stock Offering was completed instead. The Company recognized a $896,000 loss on the sale.

     In October 1997, the Company issued $75,000,000 of 6.875% Senior Notes due 2004 (the "Notes"). The effective rate on the Notes is 6.982% (6.875% coupon at a 99.415% issue price). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds of $74,092,500 were used to pay down outstanding amounts on the credit facility and for general corporate purposes.

 7.  CAPITAL LEASES:

     In 1997, the Company acquired a leasehold interest in three shopping centers in California ("Master Leased Centers") . The term of the leases are thirty-four years and the initial monthly lease payment is $201,000. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at various times during the terms of the respective leases. The owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurrence of certain events.

 8.  STOCKHOLDERS' EQUITY:

     EQUITY OFFERINGS

     In July 1997, the Company issued 2,500,000 shares of common stock with a market price of $28.00 per share for net proceeds of $26.6875 per share. The proceeds of $66,700,000 were used to repay the Company's notes payable, acquire properties and for general corporate purposes.

     In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred Shares"). The Preferred Shares are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $26.06 per share. Net proceeds of approximately $111,400,000 were used to repay the Company's notes payable, purchase properties and for general corporate purposes.

     DISTRIBUTIONS

     In July 1997, a distribution of $0.50 per share of common stock was paid. In January and April 1997, the Company paid quarterly distributions of $0.46 per share. Distributions of $0.32 and $0.53 ($2.125 per annum) were paid in April and July 1997, respectively, on the Preferred Shares. In January, April and July of 1996, quarterly distributions of $0.445, $0.445 and $0.46 per share, respectively, were paid. For the nine months ended September 30, 1997 and 1996, approximately 0% and 10% of the distributions received by shareholders, respectively, were considered to be a return of capital for tax purposes.

Continued                              14

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


 9.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amounts paid for interest during the nine months ended September 30, 1997 and 1996 were $14,283,000 and $13,991,000, respectively. State income taxes of $137,000 and $246,000 were paid in 1997 and 1996, respectively.

     In the nine months ended September 30, 1997, the Company acquired real estate of $84,415,000 without the use of cash by issuing $28,424,000 of ERP limited partner units, assuming $26,656,000 of capitalized leases and $26,232,000 of mortgages payable, and retiring notes receivable of $3,103,000. On April 1, 1997, the Company began consolidating the accounts of ERP when notes and related interest receivable in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, ERP assets of $81,600,000 (including cash of $355,000) and liabilities of $52,263,000 (net of payables to the Company) were consolidated with the Company's accounts. Also in 1997, the Company redeemed $1,196,000 of ERP limited partnership units by issuing common stock.

      In 1996, the Company acquired real estate and interests in partnerships of $26,380,000 without the use of cash. The Company assumed $25,490,000 of mortgage debt and other liabilities and issued $890,000 of common stock.

10.  MINIMUM FUTURE RENTALS:

     The Company leases its shopping centers and single-tenant buildings to tenants under noncancellable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases generally either (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes, and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses.

     Minimum future rental revenue for the next five years at September 30, 1997 subject to noncancellable operating leases is as follows (in thousands):

             YEAR
             ----
             1997, remaining three months                $ 19,261
             1998                                          74,081
             1999                                          68,684
             2000                                          63,507
             2001                                          57,604
             Thereafter                                   455,295

11.  NEW PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SFAS No. 129, Disclosure of Information about Capital Structure, which become effective for periods after December 15, 1997 and SFAS No. 131, Disclosures about Segments in an Enterprise and Related Information and SFAS No. 130, Comprehensive Income, which become effective in 1998. The Company has determined that the adoption of these SFASs will not have a material effect on the consolidated financial statements.

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

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996.

Rental revenue and expense reimbursements increased $8.6 million, or 63% to $22.2 million in the three months ended September 30, 1997 from $13.6 million in the three months ended September 30, 1996. This increase relates partially to the consolidation of the operating partnership, Excel Realty Partners, L.P. ("ERP"). Had ERP been consolidated in 1996, rental revenue and expense reimbursements would have increased by $2.1 million. Also, the Company has acquired 22 properties in 1997 that contributed approximately $4.9 million in revenues in the three months ended September 30, 1997, and a shopping mall in December 1996 which contributed $1.6 million of revenues.

Interest income increased $1.7 million, or 100% to $3.4 million in 1997 from $1.7 million in 1996. This increase is primarily related to additional notes receivable issued during the period. The Company's outstanding notes receivable were $98.3 million at September 30, 1997 compared to $47.4 million at September 30, 1996. Loans made to ERT Development Corporation ("EDV") to facilitate the development of various projects increased by $65.6 million over the past twelve months. On April 1, 1997, outstanding notes receivable from ERP were converted into equity interests in ERP. The outstanding amount at September 30, 1996 from ERP was $14.7 million.

Other income in the three months ended September 30, 1997 of $1.8 million related primarily to EDV. The Company recognized $1.0 million in development fees from EDV and $0.1 million as the Company's equity earnings in EDV. Additionally, the Company recognized $0.7 million in loan fees from certain developers. In the three months ended September 30, 1996, the Company recognized $0.6 million in other income primarily related to its equity earnings in ERP, which was accounted for on the equity method of accounting in 1996, and the Company's equity earnings in EDV.

Interest expense increased $1.0 million or 20% to $5.9 million in 1997 from $4.9 million in 1996. The increase primarily relates to additional debt on property acquisitions and the consolidation of ERP. The outstanding amount of mortgage debt and capital leases were $263 million at September 30, 1997 compared to $144 million outstanding at September 30, 1996. The increase in interest expense was partially offset by the decrease in the outstanding balance of notes payable to $41 million at September 30, 1997 compared to $78 million outstanding at September 30, 1996. The decrease in notes payable was partially a result of the Company's common stock offering in July 1997 of which proceeds were partially used to repay the outstanding notes payable balance.

Depreciation and amortization expenses increased $1.3 million or 68% in 1997 when compared to the three months ended September 30, 1996. This related to buildings which increased from $278 million at September 30, 1996 to $505 million at September 30, 1997.

Property taxes, repairs and maintenance and other property expenses totaled $3.4 million in 1997 compared to $1.9 million in 1996. This increase primarily relates to the inclusion of properties held by ERP and property acquisitions made.

The increase of $1.5 million is consistent with the increase of expense reimbursement revenue of $1.5 million. The percentage of expenses recovered increased in 1997 to 74% from 53% in 1996. General and administrative expenses increased by $0.6 million in 1997 from 1996 which was an increase as a percentage of total revenues from 3.8% to 4.3%.

In July 1997, the Company bought an interest rate lock related to a proposed Senior Note Offering. The interest rate lock was sold when the Senior Note Offering was postponed and a Common Stock Offering was completed instead. The Company recognized a $0.9 million loss on the sale. The Company later issued its senior notes at 6.875% (6.982% effective rate with a 99.415% issue price). The interest rate lock that was sold had guaranteed the seven year Treasury note at 6.44% and had the Company issued the Notes in July, the interest rate on the notes would have been 0.875% over the seven year Treasury note or 7.315%.

Net income increased $5.7 million, or 83% to $12.6 million, or $0.48 per share, in the three months ended September 30, 1997 from $6.9 million, or $0.46 per share in the three months ended September 30, 1996. Distributions per common share increased to $0.50 for the three months ended September 30, 1997 from $0.46 for the same period in 1996.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

Rental revenue and expense reimbursements increased $16.1 million, or 41% to $55.7 million in the nine months ended September 30, 1997 from $39.6 million in the nine months ended September 30, 1996. This increase relates partially to the consolidation of ERP on April 1, 1997. Had ERP been consolidated in 1996, rental revenue and expense reimbursements would have been greater by $4.6 million. Also, the Company acquired properties in 1997 that contributed approximately $6.9 million in revenues in the nine months ended September 30, 1997 and in addition, acquired a shopping mall in December 1996 which contributed $4.4 million.

Interest income increased $6.4 million, or 152% to $10.6 million in 1997 from $4.2 million in 1996. This increase is primarily related to additional notes receivable issued during the period including an increase of $65.6 million over the past twelve months related to loans made to EDV. Also, in the second quarter of 1997, the Company reversed a reserve of $0.8 million related to a $11.6 million note. The $0.8 million was recognized as interest income and was made due to increased leasing activity on the collateralized property and improved market conditions. On April 1, 1997, outstanding note receivables from ERP were converted into equity interests in ERP. Interest income of $0.5 million was recognized in 1997 before the notes were converted, compared to $0.6 million in 1996.

Other income in the nine months ended September 30, 1997 of $4.8 million related primarily to $3.0 million of development fees that were received from EDV. Additionally, the Company recognized $0.7 million of loan fees from certain developers. Finally, the Company's equity earnings in EDV amounted to $0.7 million and the equity earnings in ERP before consolidation amounted to $0.4 million. In the nine months ended September 30, 1996, the Company recognized $1.9 million in other income primarily related to its equity interest in EDV and ERP, and fees paid from EDV.

Interest expense increased $1.2 million or 8% to $15.7 million in 1997 from $14.5 million in 1996. The increase primarily relates to additional debt on property acquisitions and the consolidation of ERP. The outstanding amount of mortgage debt and capital leases were $263 million at September 30, 1997 compared to $144 million outstanding at September 30, 1996. The increase in interest expense was partially offset by the decrease in the outstanding balance of notes payable to $41 million at September 30, 1997 compared to $78 million outstanding at September 30, 1996. The decrease in notes payable during 1997 was partially a result of the Company's preferred stock offering in February 1997 and the Company's common stock offering in July 1997 of which proceeds were partially used to repay outstanding notes payable balances.

Depreciation and amortization expenses increased $2.4 million or 43% in 1997 when compared to the nine months ended September 30, 1996. This related primarily to the increase in buildings from acquisitions made since September 30, 1996 and the consolidation of ERP.

Property taxes, repairs and maintenance, and other property expenses totaled $8.9 million in 1997 compared to $5.5 million in 1996. This increase primarily relates to the inclusion of properties held by ERP and property acquisitions. The increase of $3.4 million is consistent with the increase of expense reimbursement revenue of $3.0 million. The percentage of expenses recovered increased in the nine months ended September 30, 1997 to 71% from 60% in 1996.

General and administrative expenses increased by $1.4 million in 1997 from 1996 which was a decrease as a percentage of total revenues from 4.9% to 4.6%.

The Company recognized a loss of $0.9 million related to the sale of an interest rate lock as discussed above. Net income increased $17.2 million, or 102% to $34.1 million, or $1.41 per share, in the nine months ended September 30, 1997 from $16.9 million, or $1.21 per share for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred shares, use of the Company's credit facilities and long-term mortgage financing have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. In 1997, the Company received an investment credit rating of Baa3 and BBB- from Moody's Investors Service and Standard and Poor's Corporation, respectively, on future senior debt securities issued from the Company's $500 million shelf registration. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing mortgages over the term of the leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

In April 1997, the Company filed with the Securities and Exchange Commission a $500,000,000 shelf registration statement. This registration statement was filed for the availability of issuing in the future debt securities, preferred stock, depositary shares, common stock or warrants. Currently, approximately $355,000,000 is available to the Company on this registration statement.

In October 1997, the Company issued $75,000,000 of 6.875% Senior Notes due 2004 (the "Notes"). The effective interest rate on the Notes is 6.982% (6.875% coupon at a 99.415% issue price). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year. Net proceeds of $74,092,500 were used to pay down outstanding amounts on the credit facility and for corporate purposes.

In July 1997, the Company issued 2,500,000 shares of Common Stock with a market price of $28.00 per share. The net proceeds after the underwriter discount was $26.6875 per share or $66.7 million. The proceeds were used to repay outstanding amounts on the Company's credit facility, acquire properties and for general corporate purposes.

In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred Shares") at $25.00 per share. The Preferred Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $26.06 per share. Net proceeds of approximately $111.4 million were used to repay the Company's outstanding balance on its credit facility, purchase properties and for general corporate purposes.

The Company has a two-year unsecured revolving credit facility for up to $150 million from a group of seven banks (the "Credit Facility") which carries an interest rate of LIBOR plus 1.20%. The actual amount available to the Company is dependent on certain covenants such as the value of unencumbered assets and certain ratios. The facility expires December 1999. At November 10, 1997, there was $65.6 million outstanding under the Credit Facility. The Company has an interest rate protection agreement through December 1997 which limits the interest rate on $50 million of the outstanding balance under the Credit Facility to 10%.

In 1995, the Company formed ERP to own and manage certain real estate properties and on April 1, 1997, the Company began consolidating the accounts of ERP. At September 30, 1997, there were 1,404,810 limited partner units of ERP held by third parties. The units are due quarterly distributions which range from $0.43 to $0.50 and are redeemable by cash or common stock of the Company at certain dates. The Company may, from time to time, contribute additional capital to ERP to facilitate property acquisitions, capital improvements or other events which may require capital in excess of ERP's operations. In October 1997, an additional 323,304 units were issued in conjunction with a property acquisition. Also in October 1997, 75,821 units were redeemed for cash.

In 1995, EDV was organized to acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income from cash flows, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company and are expected to continue in the future. Interest and principal payments are repaid to the Company as excess cash is available which is primarily expected to occur when development projects are completed and sold. The Company has guaranteed $30 million of an $85 million construction loan related to a retail development project in Orlando, Florida. This project is expected to be completed in March 1998.

In September 1997, the Board of Directors of the Company authorized management to examine the feasibility of a spin-off of a newly-formed company. The spin-off would involve (i) the transfer from the Company and EDV, certain properties and loans on development projects currently held by them which are not long-term REIT properties, to the newly-formed company in exchange for notes receivable and stock of the new company, and (ii) the distribution of such shares to the common stockholders of the Company. Although this transaction is being considered by the Company, there can be no assurance that it will take place or whether the final terms of any such transaction will be as discussed above.

In September 1997, the Company established $25,680,000 in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $3,569,000 carry interest at 11% to 12%, are secured by real estate, and are payable on the earlier of the sale of certain real estate or seven years. In 1997, the Company recognized $720,000 in loan fees related to the credit facilities.

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

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs, loan costs written off and other non-recurring items. The Company also adds back minority interest relating to common share equivalents. FFO does not represent cash flows from operations as defined by generally accepted accounting principles and may not be comparable to other similarly titled measures of other REITs. The Company believes however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended September 30, 1997 and 1996 (in thousands):

                                                         1997          1996
                                                       --------       -------
Net income                                             $ 12,646       $ 6,899
Depreciation:
  Buildings                                               2,988         1,761
  Tenant improvements                                       110            90
  From equity investments                                    22             3
Amortization (1):
  Organization costs                                          4             1
  Leasing commissions                                        57            39
Minority interest                                           344            --
Loss on sale of interest rate lock                          896            --
Gain related to sale of undepreciated real estate            --           352
Gain on sale of buildings                                  (160)         (273)
                                                       --------       -------

Funds from operations                                  $ 16,907       $ 8,872
                                                       ========       =======

Other Information:
  Leasing commissions paid                             $     90       $    63
  Tenant improvements paid                                  259           124
  Building improvements paid
    (Parking lots, roofs, etc.)                             277            62

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

Reliance on Major Tenants. As of September 30, 1997, the Company's two largest tenants were Wal-Mart Stores, Inc. and Kmart Corporation which accounted for approximately 8% and 7%, respectively, of the Company's total revenue as of such date. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire. In that regard, Kmart has experienced flat or declining earnings in recent periods and had announced plans to eliminate a significant number of jobs and close certain of its existing stores.

Control by Directors and Executive Officers. Directors and executive officers of the Company have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

           11.1   Computation of Earnings Per Common Share
           27.1   Financial Data Schedule

       (b) Reports on Form 8-K

           A Current Report on Form 8-K, dated July 3, 1997, was filed with the Commission regarding the Company's acquisition of interests in nine shopping centers from entities owned or controlled by Albert B. Glickman (includes historical and pro forma financial information).

           A Current Report on Form 8-K, dated July 3, 1997 was filed with the Commission regarding the Company's Second Supplemental Indenture between Excel Realty Trust, Inc. and State Street Bank and Trust Company of California, N.A., as Trustee.

           A Current Report on Form 8-K, dated July 17, 1997, was filed with the Commission regarding the Company's Underwriting Agreement between Excel Realty Trust, Inc. and Solomon Brothers Inc.

           A Current Report on Form 8-K, dated September 18, 1997 was filed with the Commission regarding the Company's Revolving Credit Agreement among Excel Realty Trust, Inc., BankBoston, N.A., the other banks party to the Agreement, and BankBoston, N.A., as agent.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1997                    EXCEL REALTY TRUST, INC.
                                            ------------------------
                                            (Registrant)



                                            By: /s/ Gary B. Sabin
                                               ----------------------------
                                               Gary B. Sabin,  President


                                            By: /s/ David A. Lund
                                               ----------------------------
                                               David A. Lund,  Principal
                                               Financial Officer