Form 10-K
period 1997-12-31
EXCEL REALTY TRUST INC
filed 1998-03-25
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                   Annual Report Under Sections 13 Or 15(d) Of
                       The Securities Exchange Act of 1934


For The Fiscal Year Ended: DECEMBER 31, 1997     Commission File Number: 1-12244


                            EXCEL REALTY TRUST, INC.
             (Exact name of registrant, as specified in its charter)

       MARYLAND                                         33-0160389
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

Common Stock, $0.01 par value per share                     New York Stock Exchange
8 1/2% Series A Cumulative Convertible Preferred Stock      New York Stock Exchange
8 5/8% Series B Cumulative Redeemable Preferred Stock       New York Stock Exchange

               Securities Registered Pursuant to Section 12(g) Of The Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was $722,958,629 as of March 20, 1998 based on the $32.875 closing price on the NYSE on such date.

Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date:

              Class                                Outstanding at March 20, 1998
Common Stock, $0.01 par value per share                      23,163,155

Documents incorporated by reference: Portions of the Proxy Statement for the 1998 Annual Meeting of the stockholders of the Registrant to be filed subsequently with the Commission are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1.  BUSINESS

General.

Excel Realty Trust, Inc. (the "Company") was formed in 1985 and reincorporated as a Maryland corporation in 1993. The Company is a self-administered, self-managed equity real estate investment trust ("REIT") which owns and manages neighborhood and community shopping centers and other retail and commercial properties primarily leased on a long-term basis to major retail companies throughout the United States. The terms of such leases typically provide that the tenant is responsible for costs and expenses associated with the ongoing maintenance of the property. The majority of the single tenant property leases also require that tenants pay for structural repairs and maintenance. At December 31, 1997, the Company owned 148 operating properties located in 28 states as outlined in Item 2.

The Company has elected to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1987, and believes that, commencing with such taxable year, it has been organized and has operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended. Although the Company believes that it will continue to operate in such a manner, no assurance can be given that the Company will continue to qualify as a REIT. In order to maintain its qualification as a REIT, among other things, the Company must distribute at least 95% of its real estate investment trust taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Additionally, to preserve the Company's status as a REIT, ownership of the capital stock of the Company, actually or constructively, by any single person is limited, by the Company, to 9.8% of the total number of outstanding shares, subject to certain exceptions.

As of March 20, 1998, the Company employed 145 persons. Its executive offices are located at 16955 Via Del Campo, Suite 110, San Diego, California 92127 and its telephone number is (619) 485-9400.

Properties

The Company emphasizes investments in retail properties where a substantial portion of gross leasable area ("GLA") is subject to long-term net leases to national or regional retail tenants. The properties consist of three primary types: (i) multi-tenant retail properties (the "Shopping Centers"); (ii) single tenant net leased retail properties (the "Single Tenant Properties"); and (iii) commercial properties and office buildings (the "Commercial Properties"). At December 31, 1997, the Company owned (i) 80 Shopping Centers which accounted for approximately 84% of the Company's scheduled annualized base rent ("ABR") at December 31, 1997; (ii) 64 Single Tenant Properties which accounted for approximately 14% of the Company's ABR; and (iii) 4 Commercial Properties which accounted for approximately 2% of the Company's ABR. These 148 properties total approximately 14.4 million square feet of GLA, of which the Shopping Centers, Single Tenant Properties, and Commercial Properties comprise approximately 81%, 18%, and 1%, respectively. Additionally, the Company has one property held for sale/redevelopment related to a shopping mall in Arizona.

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

The Company's primary objective is to acquire, own and manage a portfolio of commercial retail properties that will provide cash for quarterly distributions to stockholders while protecting investor capital and providing potential for capital appreciation. The Company seeks to achieve this objective by (i) aggressively managing its 148 existing operating properties, (ii) continuing to acquire well-located neighborhood and community shopping centers with tenants that have a national or regional presence and an established credit quality, (iii) disposing of mature properties to continually update its core property portfolio, and (iv) continuing to maintain a strong and flexible financial position to facilitate growth.

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

In addition to the 33 employees at the Company's San Diego, California headquarters, the Company employs approximately 25 property management personnel at its regional field offices in Phoenix, Arizona; Huntington Beach, California; Sacramento, California; Orlando, Florida; Atlanta, Georgia; Lexington, Kentucky; Raleigh, North Carolina; and Chattanooga, Tennessee. Each of the Company's field offices is responsible for managing the leasing, property management and maintenance of the Company's properties in its region. The Company also employs a team of eleven people at its Salt Lake City, Utah office whose efforts are dedicated solely to acquisitions and dispositions of the Company's properties and has 76 other employees that work on various property sites.

Over time, the Company will seek to increase cash flow and portfolio value primarily through contractual rent increases during the terms of its leases, reletting of existing space at higher rents, expansion of existing properties and the minimization of overhead and operating costs.

Acquisition of Properties

The Company intends to continue its portfolio focus on retail properties with predictable cash flow and growth potential. The Company seeks to expand its portfolio by acquiring well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality, and that the Company believes will have the ability to make timely lease payments over the term of the lease. When acquiring properties, however, primary emphasis is placed on the quality of the location and comparable market rents as opposed to a particular tenant. The Company intends to continue to concentrate its property acquisitions in the southwestern, southeastern and western United States, where a majority of its current properties are located. Management believes that such emphasis will allow the Company to utilize its current property management and maintenance personnel in these areas. The Company may, however, acquire properties in other areas of the United States. Additionally, the Company intends to continue to evaluate its property type mix and may purchase from time to time other properties that the Company believes will meet its objectives.

Acquisitions through Partnerships. The Company may from time to time enter into joint venture partnership arrangements with certain entities for the purchase and management of properties. The Company may also from time to time acquire properties from unaffiliated property owners by forming partnerships and exchanging limited partnership units in such partnerships for the property owners' equity in the acquired properties. Such partnership units are generally exchangeable for shares of the Company's common stock under certain circumstances. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax deferred transactions. In 1995, Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"), was formed to facilitate these transactions.

Joint Venture Development. The Company may from time to time finance properties under development, provided that the developer of each such property has previously (i) obtained all necessary entitlements allowing completion of the property and (ii) identified principal tenant(s) who will occupy the property. Under this financing method, the Company either purchases the undeveloped property and leases such property back to the developer or makes a subordinated loan to the developer. Upon completion of the project, the Company has the option to purchase the development. The Company believes that these methods of financing give the Company opportunities to purchase developed properties at capitalization rates slightly above those which might otherwise be available after completion of development. Certain of these transactions have been and will be completed through the Company's affiliate, ERT Development Corporation, a Delaware corporation ("EDV").

Disposition of Properties

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

The Company holds its properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of the Company's business. If the Company were treated as holding properties for sale to customers in the ordinary course of its business, it would be subject to tax equal to 100% of its gain from each property sold.

Financing Strategy

The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrance of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing property specific non-recourse mortgages over the term of the anchor leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

Environmental Conditions

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. Except as discussed below, the Company is not aware of any significant environmental condition at any of its properties.

Soil and groundwater contamination exists at Carmen Plaza in Camarillo, California, Cudahy Plaza in Cudahy, California, and Bristol Plaza in Santa Ana, California. With regard to Carmen Plaza, the primary contaminants of concern are perchloroethylene ("PCE") associated with the operations of an on-site dry cleaner, methyl tertiary butyl ether ("MTBE") from an unknown source and petroleum hydrocarbons associated with operations of an on-site auto repair facility. With regard to Cudahy Plaza, the primary contaminants of concern are PCE associated with operations of a former on-site dry cleaner and petroleum hydrocarbons associated with operations of an existing on-site auto repair facility. With regard to Bristol Plaza, the primary contaminants of concern are PCE and trichloroethyleme ("TCE") associated with operations of an on-site dry cleaner and petroleum hydrocarbons associated with operations of an on-site auto repair facility. Environmental professionals retained by the Company estimate that the total, cumulative cost of remediation for these properties will be approximately $1.8 million to $5.5 million. In connection with each of these properties, the Company has entered into a remediation and indemnity agreement, which obligates the prior owner of the properties (including in some cases, principals of the prior owner) to perform the remediation and to indemnify the Company for any losses it may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the environmental professionals are accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. In addition, groundwater contamination exists at Briggsmore Plaza in Modesto, California. The primary contaminant of concern is gasoline associated with a former on-site service station. The former tenant at the property is in the process of performing the necessary remediation. Although there can be no assurance that such remediation will be satisfactory, the Company does not expect the environmental condition of this property to have a material adverse effect on the Company. Finally, asbestos minerals relating to spray-applied fireproofing materials exists at Clearwater Mall in Clearwater, Florida which was acquired by the Company in December 1997. Environmental professionals retained by the Company estimate that the total cumulative cost of remediation for this property, which the Company assumed in conjunction with its purchase, will be approximately $3.2 million.

The Company seeks to protect itself from environmental liabilities associated with properties it acquires in a number of ways. As part of its internal due diligence process, the Company undertakes environmental site assessments prior to purchasing a property. The Company will normally not purchase a property in the event these assessments reveal potential environmental liabilities. The Company may, however, evaluate the risks and attempt to quantify the potential costs associated with such liabilities, and then make a determination of whether to acquire the property.

If the Company chooses to acquire the property, it will typically require the prospective seller/tenant to agree to remediate any environmental problems and may obtain a letter of credit or other security to provide adequate assurance to the Company that sufficient funds will be available to complete the work, or negotiate a purchase price reduction that considers the estimated cost of remediation. The Company will continue to obtain environmental reports on all properties it seeks to acquire. Moreover, to protect itself against environmental liabilities that were not discovered during its pre-purchase investigations as well as those that were disclosed, the Company, in the purchase agreement and/or lease, will typically require the seller/tenant to indemnify the Company against any and all environmental liabilities arising from the property acquired.

No assurance can be given that the environmental studies performed at the properties would disclose all environmental liabilities thereon, that any prior owner thereof did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of its properties.

Principal Lessees

Kmart Corporation ("Kmart") is the Company's largest lessee in terms of ABR, representing approximately 11.1% of the Company's ABR (approximately 14.4% of GLA) at December 31, 1997. Kmart's principal business is general merchandise retailing through a chain of discount department stores. It is one of the world's largest retailers based on sales volume. Kmart's credit ratings as of December 31, 1997 were Ba3 and B+ according to Moody's Investor Services Inc. ("Moody's") and Standard and Poor's Corporation ("Standard and Poor's"), respectively. Kmart has closed a number of its stores in recent years including five Single Tenant Properties that were leased from the Company. The Company negotiated receipt of lease termination fees with respect to all five of these properties, three of which were subsequently sold. The Company is currently in the process of re-leasing or selling the other two properties. Should Kmart in the future announce additional store closures, the Company believes that Kmart would continue its lease payments for the term of the leases unless a lease termination fee was negotiated, and/or that the properties could be re-leased at rental rates which would not cause a material loss of revenue for the Company. However, the Company cannot fully predict the effect on the Company of material deterioration in Kmart's financial position.

Wal-Mart Stores, Inc. ("Wal-Mart") is the Company's second largest lessee in terms of ABR, representing approximately 9.9% of the Company's ABR (approximately 15.9% of GLA) at December 31, 1997. Wal-Mart is the nation's largest retailer and operates approximately 2,000 discount department stores and over 400 warehouse clubs. As of December 31, 1997, Wal-Mart had credit ratings of AA from Standard and Poor's and Aa2 from Moody's.

Wal-Mart and Kmart are publicly traded companies and financial and other information regarding these lessees is on file with the Securities and Exchange Commission.

The table below sets forth information concerning the five largest lessees of the Company and its subsidiaries in terms of ABR at December 31, 1997:

                                                                                                          SCHEDULED
                                                    PERCENT OF                          PERCENT OF         ABR AS A
                                                     COMPANY                           COMPANY TOTAL      PERCENT OF
                  NUMBER           TOTAL GLA        TOTAL GLA         SCHEDULED          SCHEDULED       COMPANY 1997
LESSEE           OF LEASES        UNDER LEASES     UNDER LEASES          ABR                ABR         TOTAL REVENUES
------           ----------       ------------     ------------       ----------        ----------      --------------
                                 (IN THOUSANDS)                      (IN THOUSANDS)

Kmart                    23            2,079              14.4%       $   10,981              11.1%             10.4%
Wal-Mart                 24            2,299              15.9%            9,780               9.9%              9.2%
Kroger                   15              577               4.0%            3,660               3.7%              3.5%
Food Lion                14              400               2.8%            2,491               2.5%              2.4%
Winn Dixie                7              327               2.3%            2,384               2.4%              2.3%
                 ----------       ----------        ----------        ----------        ----------        ----------

                         83            5,682              39.4%       $   29,296              29.6%             27.8%
                 ==========       ==========        ==========        ==========        ==========        ==========

Certain leases related to the lessees in the table above have either been subleased or assigned to such party. Nevertheless, the original lessee under the lease remains responsible for payment of all rents and other obligations due under such lease. An assignment of the lease would not affect the terms of the lease. Generally, all subtenants are currently required to pay the same rent to the lessee as the lessee is required to pay to the Company. Subleased properties generally have been subleased for a term that is approximately the same as the remaining term of the lease. In the event that the subtenant defaults under the sublease and vacates the property, or in the event that the term of the sublease expires earlier than the term of the lease, the property could remain unoccupied until a new subtenant is located. In any event, the original lessee will remain responsible for payment of all rents and all other obligations due under the lease for the full remaining term of the lease.

Recent Developments

During 1997, the Company purchased 27 Shopping Centers, two Single Tenant Properties, an out-parcel, and the remaining interest of a property owned in Tennessee. The total cost of these properties was approximately $365.9 million. In January 1998, the Company acquired a Shopping Center for approximately $9.5 million and two Single Tenant Properties under construction which are expected to total $50.0 million when completed. In March 1998, an additional Shopping center was acquired for approximately $41.0 million. The Company sold five Single Tenant Properties for net proceeds of $11.2 million in 1997.

In January 1998, the Company issued 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the "Preferred B Shares"). The offering price was $25.00 per depositary share with an annual dividend equal to $2.15625 per share, payable quarterly. Net proceeds from the offering totaled approximately $152.5 million.

During 1997, the Company completed two stock offerings. In July, the Company issued 2,500,000 shares of common stock with a market price of $28.00 per share. The net proceeds were approximately $26.6875 per share, or $66.5 million. In February, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares"). The Preferred A Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred A Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $26.06 per share. Net proceeds totaled approximately $111.4 million. In March 1998, 2,211,120 Preferred A Shares were converted into 2,121,183 shares of the Company's common stock.

In October 1997, the Company issued $75,000,000 of 6.875% Senior Notes due 2004 (the "Senior Notes"). The effective interest rate on the Notes is 6.982% (6.875% coupon with proceeds before underwriting discount of $74.6 million). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

In July and August 1997, the Company received investment grade ratings of Baa3 and BBB- from Moody's and Standard & Poor's, respectively, with respect to prospective issuances of senior unsecured debt, including the Senior Notes issued in 1997.

In its financial statements, the Company consolidated ERP beginning April 1, 1997. ERP was previously accounted for in the Company's financial statements under the equity method. On April 1, 1997, loans and related outstanding interest of approximately $23.4 million from the Company to ERP were converted into limited partnership interests in ERP.

In 1995, the Company formed EDV, of which the Company owns 100% of the outstanding preferred shares. The investment in EDV is accounted for on the equity method. The preferred shares receive 95% of the dividends, if any, from EDV. EDV was formed to finance, acquire, develop, hold, and sell real estate in the short-term for capital gains and/or receive fee income. At December 31, 1997, the Company had notes receivable outstanding to EDV of $90.1 million to facilitate certain transactions.

In December 1997, the Company filed a registration statement with the Securities and Exchange Commission with respect to the Company's intention to spin off Excel Legacy Corporation ("Legacy"), a newly-formed corporation which is a wholly-owned subsidiary of the Company (the "Spin-off"). Legacy was organized to create and realize value by identifying and making opportunistic real estate investments which are not restricted by REIT tax laws or influenced by the Company's objectives of increasing cash flows and maintaining certain leverage ratios. Prior to the Spin-off, EDV will transfer four notes receivable, a leasehold interest in a parcel of land, an office building and a single tenant building to the Company for a total consideration of $33.3 million. The Company will reduce the note receivable from EDV (which was $90.1 million at December 31, 1997). The Company will contribute the above assets from EDV together with ten single tenant properties owned by the Company with a December 31, 1997 book value of approximately $46.2 million and a property under development with a book value of $14.7 million to Legacy, in exchange for 23,160,757 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $34.2 million, and issuance of a note payable from Legacy to the Company in the amount of $20.6 million. The Spin-off is expected to take place on or about March 31, 1998 through a dividend distribution to the Company's common stockholders, of all Legacy common stock held by the Company. The distribution will consist of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. Upon completion of the Spin-off, Legacy will cease to be a wholly-owned subsidiary of the Company and begin operating as an independent public company. The Company's executive officers will continue to manage the Company's operations as well as supervise the management of Legacy.

The Company is currently in the process of evaluating other potential property acquisitions and financing alternatives. The Company intends to continue to emphasize the acquisition of shopping centers and other retail properties under long-term leases to creditworthy national or regional tenants.

ITEM 2.  PROPERTIES

General

Rental revenue and operating expense reimbursements accounted for approximately 78.8% of the Company's total revenues for the year ended December 31, 1997. The Company's management believes that the average base rent per square foot of the Company's existing leases are generally lower than the prevailing market rate base rents for new leases in the geographical regions where the Company operates, reflecting the potential for growth as leases renew.

At December 31, 1997, the Company's operating properties consisted of 80 Shopping Centers, 64 Single Tenant Properties, and four Commercial Properties. As set forth in the table on the following page, such properties were located in 28 states, contained approximately 14.4 million square feet of GLA and had approximately $99.2 million of scheduled ABR as of December 31, 1997.

                                                                                          PERCENT OF
                      NUMBER OF       TOTAL GLA        PERCENT OF        SCHEDULED         SCHEDULED
STATE                PROPERTIES      (SQUARE FEET)     TOTAL GLA             ABR             ABR
-----                ----------       ----------       ----------        ----------       ----------
                                     (IN THOUSANDS)                   (IN THOUSANDS)

Alabama                       4              242              1.7%       $    1,360              1.4%
Arizona                      12            1,108              7.7%            8,979              9.1%
Arkansas                      2              105              0.7%              529              0.5%
California                   14            1,736             12.0%           15,965             16.1%
Colorado                      3              446              3.1%            4,637              4.7%
Florida                       9            1,929             13.3%           11,925             12.0%
Georgia                      11              994              6.9%            5,785              5.8%
Illinois                      8              358              2.4%            2,337              2.4%
Indiana                      13              490              3.4%            2,612              2.6%
Iowa                          3              104              0.7%              563              0.6%
Kentucky                      5              803              5.5%            4,656              4.7%
Louisiana                     1               41              0.3%              229              0.2%
Michigan                      3              108              0.7%              558              0.6%
Minnesota                     4               88              0.6%            1,691              1.7%
Missouri                      3               82              0.6%               68              0.1%
Nebraska                      3               71              0.5%              439              0.4%
Nevada                        1              165              1.1%            1,000              1.0%
New Jersey                    1               56              0.4%              272              0.3%
North Carolina               14            1,538             10.6%           10,114             10.2%
Ohio                          3              403              3.0%            2,114              2.1%
Oklahoma                      1               46              0.3%              280              0.3%
Pennsylvania                  5              412              2.8%            3,082              3.1%
South Carolina                5              376              2.6%            2,774              2.8%
Tennessee                    10            1,207              8.4%            7,837              7.9%
Texas                         7              701              4.9%            4,776              4.8%
Utah                          1              588              4.1%            3,260              3.3%
Virginia                      1              193              1.3%            1,139              1.1%
Wisconsin                     1               59              0.4%              218              0.2%
                     ----------       ----------       ----------        ----------       ----------

TOTALS                      148           14,449            100.0%       $   99,199            100.0%
                     ==========       ==========       ==========        ==========       ==========

The Shopping Centers

At December 31, 1997, the Company owned 80 Shopping Centers. The Shopping Centers accounted for approximately 81% of the Company's GLA and approximately 84% of the Company's ABR at December 31, 1997. The Shopping Centers ranged in size from approximately 15,000 to 841,000 square feet. The Company intends to maintain its policy of acquiring shopping centers for long-term investment. The Company maintains an aggressive leasing program to enhance the income potential of each property. It also follows a schedule of regular physical maintenance with a view toward tenant expansion, renovations and refurbishing to preserve and increase the value of its properties. Renovations include upgrading of existing facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting.

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

The Single Tenant Properties

At December 31, 1997, the Company owned 64 Single Tenant Properties under long-term net leases to national or regional tenants. The GLA of these properties ranged in size from approximately 2,000 square feet to 126,000 square feet. These properties accounted for approximately 14% of the Company's ABR and 18% of the Company's total GLA at December 31, 1997. With few exceptions, the tenants are required to pay all operating expenses including roof and structural repairs.

The Commercial Properties

At December 31, 1997, approximately 1% of the total GLA owned by the Company was attributable to the four Commercial Properties under long-term leases to single tenants or groups of tenants. These properties accounted for approximately 2% of the ABR of the Company and its subsidiaries at December 31, 1997 and the GLA ranged in size from approximately 9,100 square feet to 63,000 square feet. One of the Commercial Properties is the 22,000 square foot office building which is the headquarters of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the NYSE under the symbol "XEL". As of March 20, 1998 there were approximately 1,439 record holders of the Company's common stock, plus those who hold their shares in street name. The Company has paid regular distributions since its commencement of operations in 1987 and intends to pay regular quarterly distributions in the future. Payment of distributions depends upon a number of factors (including primarily the Company's cash flow) and there can be no assurance that distributions will be paid. The following table sets forth the high and low sales price as reported by the NYSE composite tape and the distributions declared each calendar quarter during 1997 and 1996 with respect to the Company's common stock:

                                                               DISTRIBUTIONS
                                    HIGH            LOW          DECLARED
                                    ----            ---          --------
           1996:
             First quarter        $20.8750       $19.1250       $  0.445
             Second quarter        21.2500        18.0000          0.445
             Third quarter         22.5000        19.5000          0.460
             Fourth quarter        25.3750        21.5000          0.460

           1997:
             First quarter        $25.8750       $23.0000       $  0.460
             Second quarter        27.0000        23.8750          0.460
             Third quarter         31.8750        26.5000          0.500
             Fourth quarter        32.7500        28.0625          0.500

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------------------------------
                                                1997             1996              1995             1994              1993
                                             ----------       ----------        ----------       ----------        ----------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT DATA

Total revenue                                $  105,458       $   63,135        $   59,390       $   42,259        $   23,082

Total expenses                                   54,681           37,562            44,861           28,355            20,250

Income before real estate
 impairment and sales, minority
 interest and other items                        50,777           25,573            14,509           13,904             2,832

Real estate impairment and sales                    523           (1,777)            3,683             (108)              399

Net income                                       48,962           23,796            18,192           13,796             3,231
Net income per share [b]:
   Basic                                     $     2.06       $     1.66        $     1.51       $     1.27        $     0.55
   Diluted                                         1.97             1.62              1.51             1.27              0.55
Distributions per share                            1.92             1.81           1.32[a]             1.71              1.42

Weighted average number of shares [b]:
   Basic                                         19,521           14,312            12,031           10,877             5,873
   Diluted                                       20,708           14,531            12,038           10,881             5,877

BALANCE SHEET DATA

Net real estate                              $  891,582       $  457,502        $  372,016       $  349,255        $  273,362
Total assets                                  1,076,197          558,628           428,307          375,100           290,226
Mortgages payable                               243,664          157,716           123,813          201,157           113,487

Senior notes payable                             75,000             --                --               --                --

Notes payable                                   168,894           81,032            86,984               15             6,575

Capital leases                                   26,850             --                --               --                --

Stockholders' equity                            502,516          312,654           208,678          163,898           161,962

----------

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

[b] The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), exercise of stock options and warrants and potential conversion of ERP limited partner units for all periods. All prior period earnings per share amounts have been restated to comply with the SFAS No. 128.

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

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

Rental revenue and expense reimbursements increased $30.6 million, or 58% to $83.1 million in the year ended December 31, 1997, as compared to $52.5 million for the year ended December 31, 1996. This increase relates partially to the consolidation of Excel Realty Partners, L.P. ("ERP") on April 1, 1997. Had ERP been consolidated with the Company during 1996, rental revenue and expense reimbursements would have been greater in 1996 by $7.0 million. Also, the Company acquired 30 new properties in 1997 that accounted for $16.5 million in revenues and in addition, acquired a shopping mall in December 1996 which accounted for an additional $5.9 million in 1997 revenues. The remaining increase in revenues was attributable to an increase in rents from a full year of operations from the properties acquired in 1996, net of 1997 property sales, and a net increase in rents from its existing properties.

Interest income increased $9.7 million, or 145% to $16.4 million in the year ended December 31, 1997 from $6.7 million in the year ended December 31, 1996. This increase is primarily related to additional notes receivable issued during the year including an increase of $50.3 million related to loans made to ERT Development Corporation ("EDV") to facilitate the development of various development projects. Also, in the second quarter of 1997, the Company reversed a reserve of $0.8 million related to one of its note receivables. The $0.8 million was recognized as interest income and was made due to increased leasing activity on the collateralized property and improved market conditions. Additionally in 1997, the Company recognized $0.7 million of loan fees from certain developers.

Other income in 1997 of $6.0 million represented a $2.1 million or 54% increase from other income in 1996 of $3.9 million. The increase related primarily to an increase in EDV's operations. EDV's net income in the twelve month period ended December 31, 1997 increased by $3.3 million over the same period in 1996. This was offset by a $0.4 million decrease in development fees received from EDV. Also, equity income in ERP was $1.1 million in 1996. As the Company began consolidating ERP's accounts on April 1, 1997, equity income for the first three months in 1997 was $0.4 million, or a decrease of $0.7 million.

Interest expense increased $4.5 million or 23% to $24.0 million in 1997 from $19.5 million in 1996. The increase primarily relates to additional debt related to property acquisitions and the consolidation of ERP. The outstanding mortgage debt and capital leases were $270.5 million at December 31, 1997 compared to $157.7 million at December 31, 1996. Additionally, the Company issued $75.0 million in Senior Notes in October 1997 and increased borrowings on its credit facility and other notes payable to $168.9 million at December 31, 1997 compared to $81.0 million at December 31, 1996.

Depreciation and amortization expenses increased $4.1 million or 55% in 1997 when compared with 1996. This relates primarily to the increase in buildings from acquisitions made in 1997 and the consolidation of ERP.

Property taxes, repairs and maintenance and other property expenses totaled $14.0 million in 1997 compared to $7.4 million in 1996. This increase primarily relates to property acquisitions and the inclusion of properties held by ERP. The increase of $6.6 million is consistent with the increase of expense reimbursement revenue of $5.6 million. The percentage of these expenses recovered in 1997 through expense reimbursement revenue increased to 73% from 62% in 1996. General and administrative expenses increased by $2.2 million in 1997 from 1996 which was a slight increase as a percentage of total revenues from 4.5% to 4.8%.

In July 1997, the Company bought an interest rate lock related to a proposed senior note offering. The interest rate lock was sold when the senior note offering was postponed and a common stock offering was completed instead. The Company recognized a $0.9 million loss on the sale. The Company later issued its Senior Notes at 6.875% (6.982% effective rate with a discounted issue price). The interest rate lock that was sold had guaranteed the seven year Treasury note at 6.44%. Had the Company issued the Senior Notes in July, the interest rate would have been 0.875% over the seven year Treasury note, or 7.315%. The $0.9 million loss is included in other items. Also included in other items was a $0.6 million currency loss related to a note receivable payable in Canadian dollars.

The Company recognized a net gain on real estate sales of $1.3 million in 1997 compared with a net loss of $0.9 million in 1996. In 1997, the Company sold five Single Tenant Properties for net proceeds of $11.2 million. The net loss in 1996 was primarily a result of a dark building that was sold. The impairment of real estate in 1997 and 1996 relates to one dark building which the Company wrote down to its estimated fair value in each year, respectively.

Net income increased $25.2 million, or 106%, to $49.0 million in 1997 from $23.8 million in 1996. In the third quarter of 1997, the Company increased the quarterly distributions per share to $0.50 from $0.46.

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

Rental revenue and expense reimbursements decreased $2.7 million, or 5% to $52.5 million in the year ended December 31, 1996, as compared to $55.2 million for the year ended December 31, 1995. This decrease primarily relates to the sale of an office building in December 1995 which accounted for $3.0 million of revenue in 1995. Although property expenses decreased slightly as mentioned below, expense reimbursements increased by $0.8 million. The primary reason for this variance is the sale of the office building. In 1995, the office building accounted for $1.6 million in total expenses of which only $0.2 million was recovered in reimbursements.

Interest income increased $3.5 million, or 109% to $6.7 million in the year ended December 31, 1996 from $3.2 in the year ended December 31, 1995. This increase is primarily related to additional notes receivable issued during the year. The Company's outstanding notes receivable were $83.7 million at December 31, 1996 compared with $22.9 million outstanding at December 31, 1995, an increase of $60.8 million. Of this amount, $27.1 million related to loans made to EDV, $11.9 million related to loans made to ERP primarily to facilitate cash requirements for seven properties contributed to ERP in 1996, $9.5 million was loaned to a Canadian company to facilitate the purchase and redevelopment of a mixed-use commercial building in Toronto, Canada and $12.3 million related to loans made to various other development companies.

Other income in 1996 of $3.9 million represented a $2.9 million increase from other income in 1995 of $1.0 million. The increase related primarily to an increase in fees received from EDV which totaled $2.4 million in 1996 compared to $0.6 million in 1995. Additionally, the Company's equity in earnings from its affiliates accounted for $1.2 million of the increase. This increase is primarily due to ERP's activity. In 1996, seven properties were contributed to ERP. In addition, a full year of operations was recognized on the five properties that were contributed in the fourth quarter of 1995.

Interest expense decreased $3.0 million to $19.5 million in the year ended December 31, 1996 from $22.5 million in 1995. The higher interest expense in 1995 related to $3.7 million of loan costs written-off compared to none in 1996. This was primarily due to the repayment of debt related to the Company's Real Estate Mortgage Investment Conduit (the "REMIC"). Excluding loan cost write-offs, interest expense increased $1.1 million in 1996 which primarily related to the increase in mortgage debt from properties purchased in 1996. Mortgages payable outstanding at December 31, 1996 were $157.7 million compared with $123.8 million outstanding at December 31, 1995.

Depreciation and amortization expenses increased $0.6 million or 9% in 1996 when compared with 1995. This is due to an overall increase in the Company's depreciable real estate, and a full year's operations on the properties purchased in 1995. The Company's buildings at December 31, 1996 totaled $323.4 million compared to $251.0 million at December 31, 1995.

Property taxes, repairs and maintenance and other property expenses decreased $0.6 million or 8% to $7.4 million in the year ended December 31, 1996 from $8.0 million in the year ended December 31, 1995. This decrease was primarily the result of the sale of the office building in December 1995, as mentioned above, which accounted for $0.7 million of other property expenses in 1995. The properties acquired during 1996 that were not previously under master leases accounted for approximately $0.1 million of other property expenses in 1996. Master lease expenses, which were $4.7 million in the year ended December 31, 1995, decreased to $0.4 million in 1996. In 1996, the three properties under master leases were purchased in the first quarter of 1996 and the master leases were terminated. During 1995, eleven properties were under master leases for at least part of the year. There were no significant changes in the other operating expenses. General and administrative expenses decreased to approximately 4.5% of total revenues in 1996 from 4.8% of total revenues in 1995.

The Company recognized a net loss on real estate sales of $0.9 million in 1996 compared with a net gain of $3.7 million in 1995. The loss in 1996 primarily was the result of a dark building that was sold in 1996. The Company had received a lease termination fee and, subsequent to termination of the lease, sold the building. In 1995 the Company's net gain was primarily associated with the sale of the office building. The impairment of real estate in 1996 relates to another dark building which the Company wrote down by $0.8 million to its estimated fair value.

Net income increased $5.6 million, or 31%, to $23.8 million in 1996 from $18.2 million in 1995. In the third quarter of 1996, the Company increased the quarterly distributions per share to $0.46 from $0.445.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred shares and Senior Notes, use of the Company's credit facility and long-term mortgage financing have been the principal sources of capital required to fund its growth.

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. In 1997, the Company received investment grade credit ratings of Baa3 and BBB- from Moody's and Standard and Poor's, respectively, on unsecured senior debt securities issued from the Company's $500 million shelf registration. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its variable rate exposure, (iv) amortizing existing property specific non-recourse mortgages over the term of the anchor leases for such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

The Company may seek variable rate financing from time to time if such financing appears advantageous in light of then-prevailing market conditions. In such case, the Company will consider hedging against interest rate risk through interest rate protection agreements, interest rate swaps or other means.

In April 1997, the Company filed with the Commission a $500 million shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants. Currently, approximately $197.5 million is available to the Company on this registration statement.

In January 1998, the Company issued 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the "Preferred B Shares"). The offering price was $25.00 per depositary share with an annual dividend equal to $2.15625 per share, payable quarterly. Net proceeds from the offering totaled approximately $152.5 million.

In 1997, the Company completed two stock offerings. In July, the Company issued 2,500,000 shares of common stock with a market price of $28.00 per share. The net proceeds were approximately $26.6875 per share, or $66.5 million. In January, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares"). Net proceeds totaled approximately $111.4 million. The Preferred A Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred A Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $26.06 per share. On or after February 5, 2002, the Preferred A Shares are redeemable by the Company at $25.00 per share in either shares of common stock or cash at the Company's election. The Preferred A Shares rank senior to the Company's common stock and are on a parity with the Preferred B Shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company. In March 1998, 2,211,120 Preferred A Shares were converted into 2,121,183 shares of the Company's common stock.

In October 1997, the Company issued $75.0 million of 6.875% Senior Notes due 2004 (the " Senior Notes"). The effective interest rate on the Senior Notes is 6.982% (6.875% coupon with proceeds before underwriting discount of $74.6 million). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

The proceeds from the Senior Notes and stock offerings were used to repay debt, acquire properties, make loans to EDV and to third party developers to facilitate the development of properties and for general corporate purposes.

The Company has an unsecured revolving credit facility for up to $150.0 million from a group of seven banks (the "Credit Facility") which carries an interest rate of LIBOR plus 1.20%. The actual amount available to the Company is dependent on covenants such as the value of unencumbered assets and certain ratios. The Credit Facility expires December 1999. The outstanding balance of $148.6 million at December 31, 1997 was repaid in January 1998 with proceeds from the Company's Preferred B Shares offering.

In 1995, the Company formed ERP to own and manage certain real estate properties and on April 1, 1997, the Company began consolidating the accounts of ERP. At December 31, 1997, there were 2,833,000 limited partner units outstanding of which 1,681,000 were held by third parties. These units are due distributions totaling $0.9 million per quarter and are redeemable for common stock of the Company or cash, at certain dates.

In 1995, EDV was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income from cash flows, if any. Cash requirements to facilitate EDV transactions have primarily been obtained through borrowings from the Company and are expected to continue in the future. Interest and principal payments are repaid to the Company as excess cash is available which is primarily expected to occur when development projects are completed and sold. The Company has guaranteed $30 million of an $85 million construction loan related to a retail development project in Orlando, Florida. The project is expected to be completed in August 1998.

In September 1997, the Company established $25.7 million in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $14.0 million at December 31, 1997 carry interest at 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of certain real estate or seven years. In 1997, the Company recognized $0.7 million in loan fees related to credit facilities.

In December 1997, the Company filed a registration statement with the Securities and Exchange Commission with respect to the Company's intention to spin off Excel Legacy Corporation ("Legacy"), a newly-formed corporation which is a wholly-owned subsidiary of the Company (the "Spin-off"). Legacy was organized to create and realize value by identifying and making opportunistic real estate investments which are not restricted by REIT tax laws or influenced by the Company's objectives of increasing cash flows and maintaining certain leverage ratios. Prior to the Spin-off, EDV will transfer four notes receivable, a leasehold interest in a parcel of land, an office building and a single tenant building to the Company for a total consideration of $33.3 million. The Company will reduce the note receivable from EDV (which was $90.1 million at December 31, 1997). The Company will contribute the above assets from EDV together with ten single tenant properties owned by the Company with a December 31, 1997 book value of approximately $46.2 million and a property under development with a book value of $14.7 million to Legacy, in exchange for 23,160,757 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $34.2 million, and issuance of a note payable from Legacy to the Company in the amount of $20.6 million. The Spin-off is expected to take place on or about March 31, 1998 through a dividend distribution to the Company's common stockholders, of all Legacy common stock held by the Company. The distribution will consist of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. Upon completion of the Spin-off, Legacy will cease to be a wholly-owned subsidiary of the Company and begin operating as an independent public company. The Company's executive officers will continue to manage the Company's operations as well as supervise the management of Legacy.

The Company has elected to be taxed as a REIT for federal income tax purposes and must distribute at least 95% of its taxable income to its stockholders in order to avoid income taxes. Although the Company receives most of its rental payments on a monthly basis, it intends to make quarterly distribution payments. Amounts accumulated for distributions will be invested by the Company in short-term marketable instruments including deposits at commercial banks, money market accounts, certificates of deposit, U.S. government securities or other liquid investments (including GNMA, FNMA, and FHLMC mortgage-backed securities) as the Board of Directors deems appropriate.

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate sales (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs, loan costs written off, and other non-recurring items. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes, however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the past three years (in thousands except per share amounts):

                                                     1997            1996            1995
                                                   --------        --------        --------
Net income                                         $ 48,962        $ 23,796        $ 18,192
Depreciation:
  Buildings                                          10,980           7,025           6,313
  Tenant improvements                                   409             329             531
  From equity investments                                43               9               1
Amortization (a):
  Leasing commissions                                   219             189             724
  Organization costs and other                           12               4               4
Minority interest (b)                                   816            --              --
Adjustment from equity investment (b)                   118            --              --
Loan costs written off                                  664            (415)          4,453
Sale of loan rate cap                                   896            --              --
(Gain) loss on sale/impairment  of buildings           (523)          2,130          (3,683)
                                                   --------        --------        --------

Funds from operations                              $ 62,596        $ 33,067        $ 26,535
                                                   ========        ========        ========

Other Information:
  Leasing commissions paid                         $    330        $    461        $    335
  Tenant improvements paid                              793             338             741
  Building improvements paid                            638             683             716

(a) Only amortization of organizational costs are shown as amortization expense in the Consolidated Statements of Income. Loan cost amortization and loan costs written-off are classified as interest expense and leasing commission amortization is classified as part of other operating expenses in the Consolidated Statements of Income.

(b) These amounts relate to third party ERP units and other common stock equivalents.

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

Reliance on Major Tenants. As of December 31, 1997, the Company's two largest tenants were Kmart Corporation and Wal-Mart Stores, Inc. whose scheduled ABR accounted for approximately 10.4% and 9.2%, respectively, of the Company's 1997 total revenues. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. As of December 31, 1997, directors and executive officers of the Company beneficially owned approximately 12.0% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

Year 2000. The Company currently uses Management Reports Inc. ("MRI") software on a Novell local area network. The MRI software will require an upgrade to make it year 2000 compliant, which the Company intends to install prior to December 31, 1999. The Company does not believe that additional costs associated with the software upgrade and additional implementation and training costs will be material to the Company's financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEMS 10 THROUGH 13

Incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders to be filed subsequently hereto.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) Financial Statements and Financial Statement Schedules:

               (1)  Report of Independent Accountants                           Page  F-2

               (2)  Financial Statements
                    (i)  Consolidated Balance Sheets;
                         December 31, 1997 and 1996                             Page  F-3
                    (ii) Consolidated Statements of Income;
                         Years Ended December 31, 1997, 1996 and 1995           Page  F-4
                    (iii)Consolidated Statements of Changes In
                         Stockholders' Equity;
                         Years Ended December 31, 1997, 1996 and 1995           Page  F-5
                    (iv) Consolidated Statements of Cash Flows;
                         Years Ended December 31, 1997, 1996, and 1995          Page  F-6
                    (v)  Notes to Consolidated Financial Statements             Page  F-7

               (3)  Financial Statement Schedules
                    (i)  Schedule II; Valuation and Qualifying Accounts;
                         Years Ended December 31, 1997, 1996 and 1995           Page F-20
                   (ii)  Schedule III; Real Estate and Accumulated
                         Depreciation; December 31, 1997                        Page  F-21

                 All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

           (b) Reports on Form 8-K filed during the quarter ended December 31, 1997:

                 A Current Report on Form 8-K was filed with the Commission on October 3, 1997 regarding the Company's acquisition of properties in Charleston, SC; Miami, FL; Naples, FL; Elizabethtown, PA; and Arlington, TX (including financial statements of the properties acquired).

                 A Current Report on Form 8-K was filed with the Commission on October 15, 1997 regarding the Company's offering of 6.875% Senior Notes due 2004.

                 A Current Report on Form 8-K was filed with the Commission on December 17, 1997 regarding the Company's acquisition of a property in Clearwater, FL (including financial statements of the property acquired).

                 A Current Report on Form 8-K was filed with the Commission on December 30, 1997 regarding the Company's acquisition of properties in Westminster, CO and Winchester TN (including financial statements of the properties acquired).

           (c) Exhibits:

               Refer to Exhibit Index as follows.

EXHIBIT INDEX
-------------

3.1 Articles of Incorporation of Excel Realty Trust, Inc., a Maryland corporation (the "Company"), as amended. (1)

3.2     Bylaws of the Company. (1)

4.1     Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock. (2) Exhibit
        4.01

4.2 Articles Supplementary classifying 630,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock. (3) Exhibit 4.02

4.3     Indenture, dated as of May 8, 1995, by and between the Company and State
        Street Bank and Trust Company of California, N.A. (As successor to the
        First National Bank of Boston). (4) Exhibit 4.01

4.4 First Supplemental Indenture, dated as of April 4, 1997, by and between the Company and State Street Bank and Trust Company of California, N.A.
        (5) 4.02

4.5 Second Supplemental Indenture, dated as of July 3, 1997, by and between the Company and State Street Bank and Trust Company of California, N.A.
        (6) 4.01

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

10.7    1993 Stock Option Plan of the Company. (7) Exhibit B

10.8    Form of Incentive Stock Option Agreement under the Company's 1993 Stock
        Option Plan. (1) Exhibit 10.11

10.9    Form of Non-Qualified Stock Option Agreement under the Company's 1993
        Stock Option Plan. (1) Exhibit 10.12

10.10   401(k) Retirement Plan of the Company. (1) Exhibit 10.13

10.11 Form of Common Stock Purchase Option, dated as of November 1, 1992 by and between the Company and each of the seven directors thereof. (1)
        Exhibit 10.27

10.12   Form of Common Stock Purchase Option, dated as of March 15, 1993, by and between the Company and each of the seven directors thereof. (1) Exhibit
        10.28

10.13   Agreement of Limited Partnership of EH Properties, L.P., ("EH
        Properties"), a Delaware limited partnership, dated as of March 25, 1994, by and between the Company, as general partner, and Horne, as limited partner. (2) Exhibit 10.37

10.14 Partnership Contribution Closing Agreement dated as of March 28, 1994, by and between Horne, the Company, and EH Properties. (8) Exhibit 10.38

10.15   1994 Director's Stock Plan of the Company. (9) 4.1

10.16 Form of Stock Option Agreement under the 1994 Director's Stock Plan of the Company. (9) Exhibit 4.2


10.17 Master Agreement, dated as of January 1, 1995, by and among the Company and the limited partnerships named therein (the "Tricor Partnerships").
        (8) Exhibit 10.45

10.18 Closing Memorandum, dated as of January 20, 1995, by and among the Company and the Tricor Partnerships. (8) Exhibit 10.46

10.19 Agreement, dated as of January 20, 1995, by and among the Company and the Tricor Partnerships. (8) Exhibit 10.47

10.20   Amended and restated agreement of limited partnership of Excel Realty
        Partners, L.P., a Delaware limited partnership ("ERP"), dated as of June
        25, 1997. (13)

10.21 Contribution Agreement by and between each of the partnerships named therein and ERP. (3) Exhibit 10.32

10.22   Revolving Credit Agreement, dated as of June 12, 1997, among the
        Company, BankBoston, N.A., the Other Banks Which May Become Parties to
        The Agreement, and BankBoston, N.A. as agent. (12) Exhibit 10.1

10.23   Contribution Agreement dated as of June 20, 1997, among ERP, Briggsmore
        Plaza Co., a California partnership, G&H Associates, a California partnership, Montebello Plaza Co., a California partnership, and Paradise Plaza Co., a California Partnership. (11) Exhibit 10.01

21.1    Subsidiaries of the Company. (10)

23.1    Consent of Coopers & Lybrand L.L.P. (13)

27.1    Financial data schedules. (13)


----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-11, File No. 33-63160, filed with the Commission on May 21, 1993, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(2) Incorporated by reference to the Company's report on Form 8-K dated February 7, 1997, in which this exhibit bore the same number, unless otherwise indicated.

(3) Incorporated by reference to the Company's report on Form 8-K dated January 14, 1998, in which this exhibit bore the same number, unless otherwise indicated.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3 File No. 33-59195, filed with the Commission on May 9, 1995, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(5) Incorporated by reference to the Company's Registration Statement on Form S-3, file No. 333-24615, filed with the Commission on April 4, 1997, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(6) Incorporated by reference to the Company's report on Form 8-K dated July 3, 1997, in which this exhibit bore the same number, unless otherwise indicated.

(7) Incorporated by reference to the Company's Proxy Statement dated April 1, 1996 relating to the 1996 Annual Meeting of Stockholders of the Company, in which this exhibit bore the same number, unless otherwise indicated.

(8) Incorporated by reference from the Company's report on Form 10-K dated March 13, 1995, in which this exhibit bore the same number, unless otherwise indicated.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8, file No. 333-02329, filed with the Commission on April 8, 1996, in which this exhibit bore the same number, unless otherwise indicated.

(10) Incorporated by reference from the Company's report on Form 10-K dated March 13, 1996, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(11) Incorporated by reference from the Company's report on Form 8-K dated July 3, 1997, as amended, in which this exhibit bore the same number, unless otherwise indicated.

(12) Incorporated by reference to the Company's report on Form 8-K dated September 18, 1997, in which this exhibit bore the same number, unless otherwise indicated.

(13)    Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EXCEL REALTY TRUST, INC.


DATE:   March 23, 1998                          By: /s/ Gary B. Sabin
                                                   -----------------------------
                                                   GARY B. SABIN
                                                   President and Chief Executive
                                                       Officer


DATE:   March 23, 1998                          By: /s/ David A. Lund
                                                   -----------------------------
                                                   DAVID A. LUND
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gary B. Sabin                                  March 23, 1998
----------------------------------                 -----------------------------
GARY B. SABIN, Director,                           Date
President, Chief Executive Officer
and Chairman of the Board


/s/ Richard B. Muir                                March 23, 1998
----------------------------------                 -----------------------------
RICHARD B. MUIR, Director                          Date
and Executive Vice President


/s/ Boyd A. Lindquist                              March 23, 1998
----------------------------------                 -----------------------------
BOYD A. LINDQUIST, Director                        Date


/s/ D. Charles Marston                             March 23, 1998
----------------------------------                 -----------------------------
D. CHARLES MARSTON, Director                       Date


/s/ Robert E. Parsons, Jr.                         March 23, 1998
----------------------------------                 -----------------------------
ROBERT E. PARSONS, JR., Director                   Date

/s/ Bruce A. Staller                               March 23, 1998
----------------------------------                 -----------------------------
BRUCE A. STALLER, Director                         Date

/s/ John H. Wilmot                                 March 23, 1998
----------------------------------                 -----------------------------
JOHN H. WILMOT, Director                           Date

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------



                                                                                          PAGE
                                                                                          ----
1.  CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants................................................F-2

         Consolidated Balance Sheets
            December 31, 1997 and 1996....................................................F-3

         Consolidated Statements of Income
            Years Ended December 31, 1997, 1996 and 1995..................................F-4

         Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 1997, 1996 and 1995..................................F-5

         Consolidated Statements of Cash Flows
            Years Ended December 31, 1997, 1996 and 1995..................................F-6

         Notes to Consolidated Financial Statements.......................................F-7


2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts
            Years Ended December 31, 1997, 1996 and 1995.................................F-20

         Schedule III - Real Estate and Accumulated Depreciation
            December 31, 1997............................................................F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Excel Realty Trust, Inc.


We have audited the consolidated financial statements and the financial statement schedules of Excel Realty Trust, Inc. and subsidiaries as listed in item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Realty Trust, Inc. and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND, L.L.P.


San Diego, California
March 13,  1998

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------

                                                                                      1997               1996
                                                                                  -----------        -----------
               ASSETS

Real estate:
   Land                                                                           $   307,995        $   156,060
   Buildings                                                                          617,523            323,418
   Accumulated depreciation                                                           (33,936)           (21,976)
                                                                                  -----------        -----------
               Net real estate                                                        891,582            457,502

Cash                                                                                   18,426              5,038
Escrow and other deposits                                                              20,814                625
Accounts receivable, less allowance for bad debts of
   $1,896 and $1,608 in 1997 and 1996, respectively                                     4,577              2,917
Notes receivable - affiliates                                                          90,124             57,716
Notes receivable - other                                                               27,953             26,026
Interest receivable                                                                    12,867              2,579
Loan acquisition costs                                                                  2,993              1,775
Other assets                                                                            6,861              4,450
                                                                                  -----------        -----------

                                                                                  $ 1,076,197        $   558,628
                                                                                  ===========        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                              $   243,664        $   157,716
   Senior notes payable                                                                75,000               --
   Notes payable                                                                      168,894             81,032
   Capital leases                                                                      26,850               --
   Accounts payable and accrued liabilities                                            10,135              4,738
   Deferred rental income                                                               2,662              2,023
   Other liabilities                                                                    4,490                465
                                                                                  -----------        -----------

               Total liabilities                                                      531,695            245,974
                                                                                  -----------        -----------

Minority interest in partnership                                                       41,986               --
                                                                                  -----------        -----------

Commitments and contingencies                                                            --                 --

Stockholders' equity:
   8 1/2% Series A Cumulative Convertible Preferred stock, $0.01 par value,
      10,000,000 shares authorized, 4,600,000 and 0 shares issued and outstanding in
      1997 and 1996, respectively                                                          46               --
   Common stock, $.01 par value, 100,000,000 shares authorized,
      20,999,634 and 18,231,089 shares issued and outstanding
      in 1997 and 1996, respectively                                                      210                182
   Additional paid-in capital                                                         507,866            324,229
   Accumulated distributions in excess of net income                                   (5,606)           (11,757)
                                                                                  -----------        -----------

               Total stockholders' equity                                             502,516            312,654
                                                                                  -----------        -----------

                                                                                  $ 1,076,197        $   558,628
                                                                                  ===========        ===========

               The accompanying notes are an integral part of the
                              financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                             1997              1996              1995
                                                         ----------        ----------        ----------
Revenues:
   Rental revenue                                        $   72,941        $   47,892        $   51,453
   Expense reimbursements                                    10,171             4,589             3,776
   Interest                                                  16,381             6,731             3,150
   Other                                                      5,965             3,923               991
                                                         ----------        ----------        ----------
Total revenue                                               105,458            63,135            59,370
                                                         ----------        ----------        ----------

Expenses:
   Interest                                                  23,991            19,450            22,458
   Depreciation and amortization                             11,621             7,487             6,933
   Property taxes                                             6,002             2,765             2,877
   Repairs and maintenance                                    4,388             1,865             1,861
   Other property expenses                                    3,633             2,797             3,230
   Master lease                                                --                 351             4,681
   General and administrative                                 5,046             2,847             2,821
                                                         ----------        ----------        ----------

      Total expenses                                         54,681            37,562            44,861
                                                         ----------        ----------        ----------

   Income before real estate impairment and sales,
      minority interest and other items                      50,777            25,573            14,509

Gain (loss) on sale of real estate                            1,264              (933)            3,683
Impairment of real estate                                      (741)             (844)             --
Minority interest in income of partnership                     (816)             --                --
Other items                                                  (1,522)             --                --
                                                         ----------        ----------        ----------

      Net income                                         $   48,962        $   23,796        $   18,192
                                                         ==========        ==========        ==========

Basic net income per share                               $     2.06        $     1.66        $     1.51
                                                         ==========        ==========        ==========

Diluted net income per share                             $     1.97        $     1.62        $     1.51
                                                         ==========        ==========        ==========



               The accompanying notes are an integral part of the
                              financial statements.

\

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   ----------


                                                                                                      ACCUMULATED
                                    PREFERRED STOCK               COMMON STOCK          ADDITIONAL    DISTRIBUTIONS      TOTAL
                                ------------------------    ------------------------     PAID-IN      IN EXCESS OF    STOCKHOLDERS'
                                  NUMBER        AMOUNT        NUMBER        AMOUNT       CAPITAL       NET INCOME       EQUITY
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Balance at January 1, 1995            --      $     --      10,883,570    $      109    $  175,702     $  (11,913)    $  163,898
Issuance of common stock              --            --       2,287,783            23        45,641           --           45,664
Selling expenses                      --            --            --            --          (2,812)          --           (2,812)
Net income                            --            --            --            --            --           18,192         18,192
Distributions                         --            --            --            --            --          (16,264)       (16,264)
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1995          --            --      13,171,353           132       218,531         (9,985)       208,678

Issuance of common stock              --            --       5,059,736            50       110,543           --          110,593
Selling expenses                      --            --            --            --          (4,845)          --           (4,845)
Net income                            --            --            --            --            --           23,796         23,796
Distributions                         --            --            --            --            --          (25,568)       (25,568)
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1996          --            --      18,231,089           182       324,229        (11,757)      (312,654)


Issuance of preferred stock      4,600,000            46          --            --         114,954           --          115,000
Issuance of common stock              --            --       2,768,545            28        75,846           --           75,874
Selling expenses                      --            --            --            --          (7,163)          --           (7,163)
Net income                            --            --            --            --            --           48,962         48,962
Distributions                         --            --            --            --            --          (42,811)       (42,811)
                                ----------    ----------    ----------    ----------    ----------     ----------     ----------
Balance at December 31, 1997     4,600,000    $       46    20,999,634    $      210    $  507,866     $   (5,606)    $  502,516
                                ==========    ==========    ==========    ==========    ==========     ==========     ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)
                                   ----------

                                                                    1997             1996             1995
                                                                 ---------        ---------        ---------
Cash flows from operating activities:
  Net income                                                     $  48,962        $  23,796        $  18,192
  Adjustments to reconcile net income to net cash provided
     by operations:
       Depreciation                                                 11,609            7,482            6,929
       Equity in earnings of affiliates                             (3,792)          (1,254)             (93)
       (Gain) loss on sale of real estate                           (1,264)             933           (3,683)
       Amortization of loan costs and leasing commissions            1,081            1,235            1,968
       Provision for bad debts                                         959            1,008              445
       Loss on sale of interest rate lock                              896             --               --
       Minority interest in income of partnership                      816             --               --
       Impairment of real estate                                       741              844             --
       Loan costs written off                                          664             --              4,453
     Change in accounts receivable                                  (2,253)          (1,642)          (1,157)
     Change in other assets                                        (11,636)          (2,612)          (1,750)
     Change in accounts payable and accrued liabilities              3,117           (1,084)           2,213
     Change in other liabilities                                     2,653             (626)           1,378
                                                                 ---------        ---------        ---------
             Net cash provided by operating activities              52,553           28,080           28,895
                                                                 ---------        ---------        ---------

Cash flows from investing activities:
  Real estate acquisitions and building improvements              (259,721)         (39,731)         (26,281)
  Advances for notes receivable                                    (82,022)         (78,224)         (36,881)
  Principal payments on notes receivable                            23,872            2,335           23,130
  Proceeds from real estate sales                                   11,214            4,741           29,397
  Escrow and other deposits paid                                   (23,637)          (3,595)         (17,146)
  Escrow and other deposits collected                                3,432           17,876            4,751
  Other                                                                355              398           (5,395)
                                                                 ---------        ---------        ---------
             Net cash used in investing activities                (326,507)         (96,200)         (28,425)
                                                                 ---------        ---------        ---------

Cash flows from financing activities:
  Proceeds from mortgages and notes payable                        363,607           71,256          105,253
  Principal payments of mortgages and notes payable               (209,959)         (84,032)        (118,516)
  Issuance of preferred stock                                      115,000             --               --
  Issuance of common stock                                          74,641          105,911           44,451
  Distributions paid                                               (42,811)         (25,568)         (20,949)
  Selling and offering costs                                        (7,163)          (4,845)          (2,812)
  Minority interest distributions and redemptions                   (2,556)            --               --
  Loan costs paid                                                   (2,521)            (129)          (2,216)
  Other                                                               (896)             753             --
                                                                 ---------        ---------        ---------
             Net cash provided by financing activities             287,342           63,346            5,211
                                                                 ---------        ---------        ---------

             Net increase (decrease) in cash                        13,388           (4,774)           5,681

Cash at beginning of year                                            5,038            9,812            4,131
                                                                 ---------        ---------        ---------

Cash at end of year                                              $  18,426        $   5,038        $   9,812
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   ORGANIZATION

   Excel Realty Trust, Inc. (the "Company") was formed in 1985 and subsequently reincorporated as a Maryland corporation. The Company is in the business of purchasing and operating commercial real estate The Company is operated as a self-administered, self-managed real estate investment trust (REIT).

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all significantly owned partnerships. All significant intercompany accounts have been eliminated in consolidation.

   On April 1, 1997, the Company began consolidating the accounts of Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"), when the Company converted its loans into an equity investment in ERP. Prior to April 1, 1997, the Company accounted for ERP on the equity method of accounting. The Company uses the equity method to account for its investment in ERT Development Corporation, a Delaware corporation ("EDV") (Note 4).

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

   The Company assesses whether there has been a permanent impairment in the value of its real estate by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment. Such losses have been determined as the difference between the carrying value and the fair value of the property and are included in the Consolidated Statements of Income.

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

   NET INCOME PER COMMON SHARE

   The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), exercise of stock options and warrants and potential conversion of ERP limited partner units for all periods. All prior period earnings per share amounts have been restated to comply with SFAS No. 128 (Note 9).

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   RECLASSIFICATIONS

   Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 1996 and 1995 in order to conform with the current period's presentation.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


2. REAL ESTATE:

   ACQUISITIONS

   In 1997, the Company acquired 27 shopping centers located in California (12), Florida (3), Arizona (2), Pennsylvania (2), Tennessee (2), Colorado, Georgia, Nevada, North Carolina, South Carolina, and Texas. The Company also purchased buildings leased to single tenants, Winn Dixie and Kmart, in Tennessee and Florida, respectively, an out-parcel in Minnesota and the remaining interest of a property owned in Tennessee. The total cost of these properties was approximately $365,919,000. The Company assumed mortgage debt of $34,042,000 and capital leases of $26,850,000 in the above transactions. In January 1998, the Company acquired a shopping center located in California for approximately $9,500,000 and two single tenant properties under construction located in Colorado. The cost of these two properties after construction is expected to total approximately $50,000,000. In March 1998, the Company acquired a shopping center located in California for approximately $41,000,000.

   In 1996, the Company acquired three shopping centers in North Carolina, two shopping centers in Georgia, one shopping center in Arizona and a shopping center in Utah. The total cost of the properties was $93,190,000 of which the Company assumed $43,332,000 in mortgage debt.

   SALES

   In 1997, the Company sold five single tenant properties for proceeds of $11,214,000. A net gain of $1,264,000 was recognized on the sales. The Company sold four single-tenant properties in 1996. The net sales price of these properties totaled $4,741,000 and the Company recognized a $933,000 net loss.

   IMPAIRMENT OF REAL ESTATE

   In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company has written down the value of dark single-tenant properties by $741,000 in 1997 and $844,000 in 1996, to their estimated fair value based upon current market data. Another property was written down in the second quarter of 1996 by $1,246,000 but was reclassified as part of the net loss on sale of real estate when it was sold in the third quarter of 1996.

   REAL ESTATE HELD FOR SALE

   At December 31, 1997, the Company has a property with a book value of $14,702,000 held for sale/redevelopment in Arizona. Depreciation expense is no longer being charged to the property and costs to hold the property until sale are being capitalized. This property was transferred to Excel Legacy Corporation ("Legacy") in March 1998 (Note 4).

   ENVIRONMENTAL MATTERS

   Soil and groundwater contamination exists at Carmen Plaza in Camarillo, California, Cudahy Plaza in Cudahy, California, and Bristol Plaza in Santa Ana, California. Environmental professionals retained by the Company estimate that the total, cumulative cost of remediation for these properties will be approximately $1.8 million to $5.5 million. In connection with each of these properties, the Company has entered into a remediation and indemnity agreement, which obligates the prior owner of the properties (including in some cases, principals of the prior owner) to perform the remediation and to indemnify the Company for any losses it may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


2. REAL ESTATE, CONTINUED:

   environmental professionals are accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company.

   The Company has identified asbestos minerals relating to spray-applied fireproofing materials in Clearwater Mall in Clearwater, Florida which was acquired by the Company in December 1997. Environmental professionals retained by the Company estimate that the total cumulative cost of remediation for this property will be approximately $3.2 million. The estimated cost of this remediation, which was capitalized as part of the acquisition price of this property, is included in other liabilities in the Company's Consolidated Balance Sheet at December 31, 1997.

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

3. NOTES RECEIVABLE:

   The Company had the following notes receivable at December 31, 1997 and 1996:

                                                                                  1997           1996
                                                                                --------       --------
                                                                                     (IN THOUSANDS)
     Notes from EDV, interest at 14% per annum, collateralized
     by EDV assets. Due on demand                                               $ 90,124       $ 39,786

     Notes from ERP, interest at 12% per annum, collateralized
     by real estate.  Converted to equity in April 1997                             --           17,930

     Notes from development companies, monthly interest
     from 10% - 14% per annum.  Maturity dates vary depending
     upon the completion or sale of certain properties                            15,599         15,763

     Note from a development company, interest at 25% compounded monthly, payable in Canadian dollars
     Due May 2003                                                                 11,235          9,504

     Other                                                                         1,119            759
                                                                                --------       --------
         Total                                                                  $118,077       $ 83,742
                                                                                ========       ========

   Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $7,628,000 and $879,000 at December 31, 1997 and 1996, respectively.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------

3. NOTES RECEIVABLE, CONTINUED:

   The Company has made loans totaling $16,050,000 Canadian dollars ($11,235,000 U.S. dollars at December 31, 1997) to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay", and an adjacent land parcel in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the building.

   In 1997, the Company established $25,680,000 in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $14,049,000 carry interest at 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of real estate or seven years. In 1997, the Company recognized $720,000 in loan fees related to the credit facilities.

4. INVESTMENTS:

   EXCEL REALTY PARTNERS, L.P.

   In 1995, ERP was formed to own and manage certain real estate properties. The Company is the sole general partner of ERP. The general partner is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. On April 1, 1997, loans and related interest receivable in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, the Company began consolidating the accounts of ERP which were previously accounted for on the equity method. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common shares at the Company's option) and cash. At December 31, 1997, there were approximately 2,833,000 limited partner units outstanding of which the Company owned approximately 1,152,000 units. Quarterly distributions approximate $882,000 for limited partner units held by third parties.

     PRO FORMA FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 The following Company actual and unaudited pro forma condensed consolidated balance sheets and income statements have been presented as if the Company had converted its notes and related interest receivable from ERP on December 31, 1996 and January 1, 1995 respectively. The unaudited pro forma condensed consolidated financial statements are not necessarily indicative of what the actual financial position would have been at December 31, 1996, or what actual results of operations of the Company would have been had the transaction actually occurred on January 1, 1996, nor do they purport to represent the actual results of operations of the Company for future periods.

                                                                DECEMBER 31,
                                                        ---------------------------
                                                           1997             1996
                                                        ----------       ----------
                                                         (ACTUAL)        (PRO FORMA)
              Net real estate assets                    $  891,582       $  537,485
              Other assets                                 184,615           82,839
                                                        ----------       ----------
                                                        $1,076,197       $  620,324
                                                        ==========       ==========

              Mortgages payable and notes payable       $  514,408       $  293,375
              Other liabilities                             17,287            8,396
                                                        ----------       ----------
                Total liabilities                          531,695          301,771
              Minority interest                             41,986            5,899
              Stockholders' equity                         502,516          312,654
                                                        ----------       ----------
                                                        $1,076,197       $  620,324
                                                        ==========       ==========

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4.   INVESTMENTS, CONTINUED:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                          1997            1996            1995
                                                        --------        --------        --------
       STATEMENTS OF INCOME (PRO FORMA)

       Rental revenues and reimbursements               $ 85,914        $ 59,482        $ 55,935
       Interest and other income                          21,391           8,242           3,928
       Interest expense                                  (25,036)        (22,256)        (22,757)
       Depreciation and amortization                     (11,957)         (8,358)         (7,022)
       Property and other expenses                       (19,745)        (11,906)        (15,572)
       Real estate sales and impairment                      523          (1,777)          3,683
       Minority interest in income of partnership           (849)           (164)            (91)
       Other items                                        (1,522)           --              --
                                                        --------        --------        --------
         Net income                                     $ 48,719        $ 23,263        $ 18,104
                                                        ========        ========        ========


       Basic net income per share                       $   2.05        $   1.63        $   1.50
                                                        ========        ========        ========
       Diluted net income per share                     $   1.96        $   1.58        $   1.50
                                                        ========        ========        ========

   ERT DEVELOPMENT CORPORATION

   In 1995, EDV was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of the dividends, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company. Summary unaudited financial information for EDV is as follows (in thousands):

                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1997           1996
                                                                      --------       --------
     BALANCE SHEETS
       Notes receivable from developers, interest at 10% to 20%       $ 79,400       $ 39,000
       Net real estate and other assets                                 25,500          2,500
                                                                      --------       --------
         Total assets                                                 $104,900       $ 41,500
                                                                      ========       ========

       Notes payable to Excel Realty Trust, Inc.                      $ 90,100       $ 39,800
       Other liabilities                                                11,200          1,500
                                                                      --------       --------
         Total liabilities                                             101,300         41,300
       Total stockholders' equity                                        3,600            200
                                                                      --------       --------
         Total liabilities and stockholders' equity                   $104,900       $ 41,500
                                                                      ========       ========

                                                                             TWELVE MONTH PERIOD        INCEPTION TO
                                                                              ENDED DECEMBER 31,         DECEMBER 31,
                                                                            1997            1996            1995
                                                                          --------        --------        --------
      STATEMENTS OF INCOME
        Total revenues                                                    $ 16,200        $  6,500        $  2,900
        Interest expense to Excel Realty Trust, Inc.                        (9,200)         (2,500)         (1,700)
        Development and other fees paid to Excel Realty Trust, Inc.         (2,000)         (2,400)           (300)
        Other expenses                                                      (1,600)         (1,700)           (600)
                                                                          --------        --------        --------
          Net income (loss)                                               $  3,400        $   (100)       $    300
                                                                          ========        ========        ========


   EDV's receivables include loans of approximately $15,100,000 made to a joint venture partnership under a loan commitment related to a retail development project in Florida. In 1997, the joint venture obtained a construction loan which is expected to total approximately $85,000,000 of which $30,000,000 is guaranteed by the Company.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4. INVESTMENTS, CONTINUED:

   EXCEL LEGACY CORPORATION

   In December 1997, the Company filed a registration statement with the Securities and Exchange Commission with respect to the Company's intention to spin off Excel Legacy Corporation ("Legacy"), a newly-formed corporation which is a wholly-owned subsidiary of the Company (the "Spin-off"). Legacy was organized to create and realize value by identifying and making opportunistic real estate investments which are not restricted by REIT tax laws or influenced by the Company's objectives of increasing cash flows and maintaining certain leverage ratios. Prior to the Spin-off, EDV will transfer four notes receivable, a leasehold interest in a parcel of land, an office building and a single tenant building to the Company for a total consideration of $33,300,000. The Company will reduce the note receivable from EDV. The Company will contribute the above assets from EDV together with ten single tenant properties owned by the Company with a December 31, 1997 book value of approximately $46,200,000 and a property held for sale/redevelopment (Note 2) to Legacy, in exchange for 23,160,757 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $34,200,000, and issuance of a note payable from Legacy to the Company in the amount of $20,600,000. The Spin-off is expected to take place on or about March 31, 1998 through a dividend distribution to the Company's common stockholders, of all Legacy common stock held by the Company. The distribution will consist of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. Upon completion of the Spin-off, Legacy will cease to be a wholly-owned subsidiary of the Company and begin operating as an independent public company. The Company's executive officers will continue to manage the Company's operations as well as supervise the management of Legacy.

5. MORTGAGES PAYABLE:

   The Company had the following mortgages payable at December 31, 1997 and 1996:

                                                                           1997           1996
                                                                         --------       --------
                                                                              (IN THOUSANDS)
         Mortgage notes at 4.15% to 10%, payable in installments through
         2018 (monthly payments at December 31, 1997 of $2,265),
         collateralized by real estate and an assignment of rents:
             Insurance companies                                         $125,377       $ 87,530
             Banks                                                         77,467         41,656
             Bonds                                                         40,820         28,530
                                                                         --------       --------
                  Total mortgages payable                                $243,664       $157,716
                                                                         ========       ========

 The principal payments required to be made on mortgages payable are as follows (in thousands):

             YEAR
             1998                                                                    $ 15,292
             1999                                                                      51,322
             2000                                                                      23,514
             2001                                                                      22,655
             2002                                                                       7,405
             Thereafter                                                               123,476
                                                                                     --------
                                                                                     $243,664
                                                                                     ========

   Mortgages of $59,477,000 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


6. SENIOR NOTES PAYABLE:

   In 1997, the Company issued $75,000,000 of 6.875% Senior Notes due 2004 (the "Senior Notes"). The effective rate on the Senior Notes is 6.982% (6.875% coupon with proceeds before the underwriting discount of $74,561,000). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 each year. Net proceeds were used to repay outstanding amounts on the credit facility and for general corporate purposes.

7. NOTES PAYABLE:

   The Company had the following notes payable at December 31, 1997 and 1996:


                                                                         1997           1996
                                                                       --------       --------
                                                                             (IN THOUSANDS)
     Unsecured credit agreement of $150,000, interest at
     LIBOR + 1.20%  (7.20% at December 31, 1997)                       $148,572       $ 67,000

     Unsecured loan payable to a financial institution, interest
     at 8.75% (converted to LIBOR + 1.20% in January 1998)               19,926             --

     Term loan payable to a financial institution, interest at
     LIBOR + 1.75%, repaid in 1997                                           --         10,000

     Line of credit payable to a financial institution,
     repaid in 1997                                                          --          3,923

     Other                                                                  396            109
                                                                       --------       --------
             Total notes payable                                       $168,894       $ 81,032
                                                                       ========       ========

   The Company has a revolving credit facility of up to $150,000,000 in unsecured advances from a group of seven banks. The facility expires December 1999 and bears an interest rate based upon the credit rating of the Company. In August 1997, the Company received prospective investment credit ratings of Baa3 and BBB- from Moody's Investor Service and Standard and Poor's Corporation, respectively, on future senior debt securities issued from the Company's $500 million shelf registration. Accordingly, the interest rate on the credit facility is 1.2% over LIBOR.

   In July 1997, the Company bought an interest rate lock related to a proposed Senior Note Offering. The interest rate lock was sold when the Senior Note Offering was postponed until October 1997 and a Common Stock Offering was completed instead. The Company recognized a $896,000 loss on the sale which is included in other items on the Consolidated Statements of Income.

8. CAPITAL LEASES:

   In 1997, the Company acquired a leasehold interest in three shopping centers in California ("Master Leased Centers"). The term of the leases are thirty-four years and the monthly lease payment is $201,000. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at various times during the terms of the respective leases. The owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurrence of certain events. There are no principal payments due on the leases until a Master Leased Center is acquired.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


9. STOCKHOLDERS' EQUITY:

   EQUITY OFFERINGS

   In January 1998, the Company issued 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B cumulative redeemable preferred stock (the "Preferred B Shares"). The offering price was $25.00 per depositary share with an annual dividend equal to $2.15625, payable quarterly. Net proceeds from the offering totaled $152,538,000.

   In July 1997, the Company issued 2,500,000 shares of common stock with a market price of $28.00 per share for net proceeds of $26.6875 per share or $66,719,000. In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred A Shares") with net proceeds totaling approximately $111,400,000. The Preferred A Shares are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $26.06 per share. On or after February 5, 2002, the Preferred A Shares are redeemable by the Company at $25.00 per share in either shares of common stock or cash at the Company's election. The Preferred A Shares rank senior to the Company's common stock and are on a parity with the Preferred B Shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company. In March 1998, 2,211,120 Preferred A Shares were converted into 2,121,183 shares of the Company's common stock.

   In June 1996, the Company issued 1,725,000 shares of common stock at $20.625 per share and in December 1996, the Company issued an additional 2,990,000 shares of common stock at $22.875 per share.

   Proceeds from the above offerings were used to repay debt, acquire properties, make loans to EDV and for general corporate purposes.

   DISTRIBUTIONS

   In 1997, distributions of $0.46, $0.46, $0.50, $0.50 were declared to common stockholders for each of the four quarters, respectively. In 1996, distributions of $0.445, $0.445, $0.46 and $0.46 were declared for each of the four quarters, respectively. In April 1995, the Company adopted a policy of declaring distributions to stockholders of record on the first day of the succeeding quarter, instead of the last day of the current quarter. The payment date of 15 days following each quarter remained unchanged. As such, in 1995, distributions of $0.43 per share were declared on March 31 and paid on April 15 and distributions of $0.445 per share were declared on July 1 and October 1 and paid on July 15 and October 15, respectively. In 1997, distributions of $0.32, $0.53, $0.53 ($2.125 per annum) were paid in April, July, and October 1997, respectively, on the Preferred A Shares.

   For the years ended December 31 1997, 1996 and 1995, approximately 0%, 9%, and 28%, respectively, of the distributions received by shareholders were considered to be a return of capital for tax purposes.


 OPTIONS AND WARRANTS

   The Company has adopted the 1993 Stock Option Plan (the "1993 Stock Plan") for executive officers and other key employees of the Company and its subsidiaries which was amended in 1996. In May 1994, the Company adopted the Directors 1994 Stock Option Plan (the "1994 Stock Plan") for directors options which was also amended in 1996.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


9. STOCKHOLDERS' EQUITY, CONTINUED:

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

   Stock option and warrant activity are summarized as follows:

                                                                               WEIGHTED AVERAGE
                                                                 OPTIONS/       EXERCISE PRICE
                                                                 WARRANTS          PER SHARE
                                                                 --------          ---------

         Outstanding at January 1, 1995                           602,587           $19.15
         Granted - 1995                                           148,250           $19.23
         Exercised or expired - 1995                             (106,453)          $17.26
         Granted - 1996                                           525,900           $21.96
         Exercised - 1996                                         (31,332)          $18.05
         Granted - 1997                                           700,250           $30.60
         Exercised or forfeited - 1997                           (169,155)          $19.81
                                                             ------------

         Outstanding December 31, 1997                          1,670,047           $24.92
                                                              ===========


   The options and warrants expire at various dates through December 2007. Of the options and warrants, 1,601,316 were issued to officers, directors or affiliates of the Company. At December 31, 1997, options for 143,350 and 168,250 shares were available for granting under the 1993 Stock Plan and 1994 Stock Plan, respectively.

   SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company.

   Had compensation cost for the Company's two stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in 1997 would have been reduced by $1,618,000 from $48,962,000 ($2.06 per share basic, and $1.97 per share - diluted) to $47,344,000 ($1.97 per share - basic, and $1.89 per share - diluted). In 1996 net income would have been reduced by $576,000, from $23,796,000 ($1.66 per share - basic and $1.62 per share - diluted) to $23,220,000 ($1.62 per share - basic and $1.58 per share - diluted) and in 1995, net income would have been reduced by $340,000, from $18,192,000 ($1.51 per share - basic and diluted) to $17,852,000 ($1.49 per share - basic and diluted).

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 7.85%; expected volatility of 18.22%; risk-free interest rate of 5.73% to 6.49%; and expected lives of 4 to 5 years.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


9. STOCKHOLDERS' EQUITY, CONTINUED:

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

   EARNINGS PER SHARE (EPS)

   In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                               1997            1996            1995
                                                             --------        --------        --------
     BASIC EPS

       NUMERATOR:
         Net income                                          $ 48,962        $ 23,796        $ 18,192
         Preferred dividends                                   (8,798)             --              --
                                                             --------        --------        --------
                                                             $ 40,164        $ 23,796        $ 18,192
                                                             ========        ========        ========

       DENOMINATOR:
         Weighted average of common shares outstanding         19,521          14,312          12,031
                                                             ========        ========        ========

       EARNINGS PER SHARE:                                   $   2.06        $   1.66        $   1.51
                                                             ========        ========        ========

     DILUTED EPS

       NUMERATOR:
         Net income                                          $ 48,962        $ 23,796        $ 18,192
         Preferred dividends                                   (8,798)             --              --
         Adjustments for ERP third party units                    601            (285)             --
                                                             --------        --------        --------

         Net income available to common shares               $ 40,765        $ 23,511        $ 18,192
                                                             ========        ========        ========


       DENOMINATOR:
         Weighted average of common shares outstanding         19,521          14,312          12,031
         Effect of diluted securities:
           Common stock options and warrants                      252              44               7
           ERP third party units                                  935             175              --
                                                             --------        --------        --------

                                                               20,708          14,531          12,038
                                                             ========        ========        ========

       EARNINGS PER SHARE:                                   $   1.97        $   1.62        $   1.51
                                                             ========        ========        ========

10. FINANCIAL INSTRUMENTS AND CREDIT RISK:

   Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash, accounts receivable and notes receivable. The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1997 and 1996. However, considerable judgement is necessary to interpret market data and to develop the related estimates

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


10. FINANCIAL INSTRUMENTS AND CREDIT RISK, CONTINUED:

   of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the Consolidated Balance Sheets at December 31, 1997 and 1996 approximates the fair values for cash, accounts receivable and payable, notes receivable, variable-rate debt, and senior notes payable, and that the market value of its real estate held for sale exceeds the carrying value. The Company estimates that the fair values of its fixed-rate mortgage debt at December 31, 1997 and 1996 is approximately $181,000,000 and $155,000,000, respectively compared to carrying values of $170,000,000 and $153,000,000 on the Company's books.

   At December 31, 1997 the Company's largest and second largest tenant's scheduled annual base rents ("ABR") account for approximately 10% and 9% of the Company's total revenues, respectively. The Company's next three largest tenant's ABR account for approximately 8% in total of the Company's revenues. At December 31, 1997, the Company owned 148 properties located in 28 states. There were 14 properties in California, 14 properties in North Carolina, 13 properties in Indiana, 12 properties in Arizona and 11 properties in Georgia. Approximately 44% of the Company's ABR are derived from these five states.

11. STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE (IN THOUSANDS):

   The amounts paid for interest during the years ended December 31, 1997, 1996 and 1995 were $21,334,000 $18,116,000 and $16,507,000, respectively.

   In 1997, the Company acquired real estate and other assets of $116,232,000 without the use of cash by issuing $39,332,000 of ERP limited partner units, assuming $43,385,000 of mortgages payable and $26,850,000 of capitalized leases, retiring $3,104,000 of notes receivable and assuming $3,561,000 of notes payable and other liabilities. On April 1, 1997, the Company began consolidating the accounts of ERP when notes and related interest receivable in the amount of $23,427,000 from the Company were converted into limited partnership interests in ERP. Upon this transaction, ERP assets of $81,600,000 (including cash of $355,000) and liabilities of $52,263,000 (net of payables to the Company) were consolidated with the Company's accounts. Also in 1997, the Company redeemed $1,196,000 of ERP limited partnership units by issuing common stock.

   In 1996, the Company acquired real estate and interests in partnerships of $45,073,000 without the use of cash. The Company assumed $43,389,000 of mortgage debt, net of other assets and liabilities, and issued $1,684,000 of common stock. The Company also exchanged $2,947,000 in common stock to repay mortgage debt. In 1995, the Company acquired real estate of $23,997,000 without the use of cash be assuming $22,784,000 of mortgages payable, net of other assets and liabilities, and issued $1,213,000 of common stock.

12. MINIMUM FUTURE RENTALS:

   The Company leases its shopping centers and single-tenant buildings to tenants under noncancelable operating leases generally requiring the tenant to pay a minimum rent adjusted by either (i) fixed increases, (ii) a percentage of gross sales, or (iii) a CPI index. The leases generally either
   (i) require the tenant to pay all expenses of operating the property such as insurance, property taxes and structural repairs and maintenance, or (ii) require the tenant to reimburse the Company for the tenant's share of real estate taxes and other common area maintenance expenses.

                              EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                             ----------



12. MINIMUM FUTURE RENTALS, CONTINUED:

   Minimum future rental revenue for the next five years for the commercial real estate owned at December 31, 1997 and subject to noncancelable operating leases is as follows (in thousands):

                      YEAR
                      ----
                      1998                $ 95,562
                      1999                  88,134
                      2000                  81,729
                      2001                  74,458
                      2002                  67,358
                      Thereafter           588,208

13. RETIREMENT PLAN:

   The Company has a 401(k) retirement plan (the "401(k) Plan") covering most of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. In addition, contributions of participants are matched by the Company in an amount equal to 50% of the participant's contribution in Company stock (up to a maximum of 3% of such person's compensation) plus an annual discretionary contribution, to be determined by the Board of Directors, based upon the performance of the Company. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $109,000, $77,000 and $46,000, respectively, in connection with the 401(k) Plan.

14. NEW PRONOUNCEMENTS:

   In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments in an Enterprise and Related Information and SFAS No. 130, Comprehensive Income, which become effective in 1998. The Company has determined that the adoption of these SFASs will not have a material effect on the consolidated financial statements.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

   Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands except per share amounts):

                                                            NET INCOME   NET INCOME
                                 TOTAL                      PER SHARE-    PER SHARE-
                                REVENUES     NET INCOME       BASIC        DILUTED
                                --------     ----------       -----        -------
     1997:
           First quarter        $20,204       $10,310       $  0.48       $  0.46
           Second quarter        23,461        11,191          0.47          0.46
           Third quarter         27,360        12,646          0.50          0.48
           Fourth quarter        34,433        14,815          0.59          0.56

     1996:
           First quarter        $14,707       $ 5,858       $  0.44       $  0.44
           Second quarter        15,327         4,094          0.31          0.31
           Third quarter         15,906         6,899          0.46          0.45
           Fourth quarter        17,195         6,945          0.43          0.41

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                   ----------


                                                         ADDITIONS       DEDUCTIONS
                                                         ----------       ----------
                                                                          ACCOUNTS
                                        BALANCE AT       CHARGED TO       RECEIVABLE       BALANCE AT
                                         BEGINNING         BAD DEBT        WRITTEN           END OF
      DESCRIPTION                         OF YEAR          EXPENSE           OFF              YEAR
      -----------                       ----------       ----------       ----------       ----------

Allowance for bad debts:

     Year ended December 31, 1997       $    1,608       $      959       $      671       $    1,896
                                        ==========       ==========       ==========       ==========

     Year ended December 31, 1996       $      726       $    1,008       $      126       $    1,608
                                        ==========       ==========       ==========       ==========

     Year ended December 31, 1995       $      318       $      445       $       37       $      726
                                        ==========       ==========       ==========       ==========

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------


                                                                                             NET COST
                                                                                         CAPITALIZED (SOLD)
                                                                                           SUBSEQUENT TO
                                                                 INITIAL COST              ACQUISITION
                                                      ---------------------------   ----------------------------
                                                                    BUILDINGS AND                  BUILDINGS AND
          DESCRIPTION               ENCUMBRANCES         LAND       IMPROVEMENTS       LAND       IMPROVEMENTS
          -----------               ------------      ----------    -------------   ----------    ------------
Sony Building
Burbank, CA                          $       --     $    2,610     $    2,610     $       --      $       --

Genetrix Building
Scottsdale, AZ                               --            666          1,434            (14)             --

Shopping Center
Mesa, AZ                                     --          2,394          3,132            (14)            258

Office Building
Stillwater, MN                              354            175            525             --              37

Kinder Care #1182
Kalamazoo, MI                                --            170            397             --              --

Shopping Center
Phoenix, AZ                                  --          7,312          8,995            (56)          1,354

Shopping Center
Norton, VA                                   --          1,559          7,711            316             187

Shopping Center
Perry,  GA                                7,140          2,025          8,075             (9)            506

Shopping Center
Leesburg, FL                                 --          1,436          4,584             30             704

Shopping Center
Knoxville, TN                             6,092          1,995          6,547             --              12

Wal-Mart Building
Berlin, MI                                1,624            680          1,586             --              --

Wal-Mart Building
Decateur, IN                              2,416          1,011          2,359             --              --

Wal-Mart Building
Big Rapids, MI                            2,340          1,052          2,455            (10)             --

Wal-Mart Building
Wysomming. PA                             4,710          2,118          4,942             --              --

Wal-Mart Building
Brighton, CO                              2,377          1,069          2,494             --              --

Wal-Mart Building and Outparcels
Temple, TX                                4,364          1,963          4,580             35              --



                                                                                                                LIFE ON WHICH
                                            GROSS AMOUNT AT WHICH                                                DEPRECIATION
                                          CARRIED AT CLOSE OF PERIOD                                               IN LATEST
                                     ----------------------------------   ACCUMULATED                                INCOME
                                                BUILDINGS AND   TOTAL     DEPRECIATION    DATE OF      DATE       STATEMENTS IS
          DESCRIPTION                  LAND     IMPROVEMENTS     (a)          (b)      CONSTRUCTION   ACQUIRED     COMPUTED(3)
          -----------                --------   -------------  --------   ------------ ------------   --------   --------------

Sony Building
Burbank, CA                          $  2,610     $  2,610     $  5,220     $    536         1988      1989-90     40 years

Genetrix Building
Scottsdale, AZ                            652        1,434        2,086          252         1971         1990     40 years

Shopping Center
Mesa, AZ                                2,380        3,390        5,770          694         1970         1990     40 years

Office Building
Stillwater, MN                            175          562          737           95         1985         1991     40 years

Kinder Care #1182
Kalamazoo, MI                             170          397          567           68         1990         1991     40 years

Shopping Center
Phoenix, AZ                             7,256       10,349       17,605        1,923         1988      1991-92     40 years

Shopping Center
Norton, VA                              1,875        7,898        9,773        1,051         1989         1992     40 years

Shopping Center
Perry,  GA                              2,016        8,581       10,597        1,088         1992         1992     40 years

Shopping Center
Leesburg, FL                            1,466        5,288        6,754          921         1986         1992     40 years

Shopping Center
Knoxville, TN                           1,995        6,559        8,554          514         1990         1992     40 years

Wal-Mart Building
Berlin, MI                                680        1,586        2,266          200         1992         1992     40 years

Wal-Mart Building
Decateur, IN                            1,011        2,359        3,370          297         1992         1992     40 years

Wal-Mart Building
Big Rapids, MI                          1,042        2,455        3,497          309         1992         1992     40 years

Wal-Mart Building
Wysomming. PA                           2,118        4,942        7,060          623         1992         1992     40 years

Wal-Mart Building
Brighton, CO                            1,069        2,494        3,563          314         1992         1992     40 years

Wal-Mart Building and Outparcels
Temple, TX                              1,998        4,580        6,578          577         1992         1992     40 years

                                                                    (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                              NET COST
                                                                          CAPITALIZED (SOLD)
                                                                            SUBSEQUENT TO
                                                 INITIAL COST                ACQUISITION
                                          -------------------------   --------------------------
                                                      BUILDINGS AND                 BUILDINGS AND
    DESCRIPTION           ENCUMBRANCES      LAND      IMPROVEMENTS       LAND       IMPROVEMENTS
    -----------           ------------    ----------  -------------   ----------    ------------
Wal-Mart Building
Wabash, IN                   2,596         1,167         2,724            --            --

Mtn. Jacks #210303
Dearborn Heights, MI            --           378         1,134            73           135

Autoworks #125
Hastings, NE                    --           105           332            24            45

Autoworks #138
Grand Island, NE                --           189           421            24            44

Kindercare #125
Indianapolis, IN                --            63           146             9            18

Kindercare #126
Indianapolis, IN                --            63           146             9            18

Kindercare #577
High Ridge, MO                  --            60           238            13            26

Kindercare #162
Fenton, MO                      --            59           235            13            25

Kindercare #128
Indianapolis, IN                --            90           211            14            25

Kindercare #134
Indianapolis, IN                --            90           211            14            25

Kindercare #132
Indianapolis, IN                --            63           146             9            18

DHG  (Bellaire)
Houston, TX                     --            74           110            --            --

DHG (Beechnut)
Houston, TX                     --           103           155            --            --

Egghead Software
Maplewood, MN                   --           172           258            --            --

United Artists
Pueblo, CO                      --           247           576            37            70

Lowes Building
Terre Haute, IN              3,754         1,325         3,446           530            --



                                                                                                                LIFE ON WHICH
                                            GROSS AMOUNT AT WHICH                                                DEPRECIATION
                                          CARRIED AT CLOSE OF PERIOD                                               IN LATEST
                                     ----------------------------------   ACCUMULATED                                INCOME
                                                BUILDINGS AND   TOTAL     DEPRECIATION    DATE OF      DATE       STATEMENTS IS
          DESCRIPTION                  LAND     IMPROVEMENTS     (a)          (b)      CONSTRUCTION   ACQUIRED     COMPUTED(3)
          -----------                --------   -------------  --------   ------------ ------------   --------   --------------
Wal-Mart Building
Wabash, IN                           1,167         2,724         3,891           343          1992          1992      40 years

Mtn. Jacks #210303
Dearborn Heights, MI                   451         1,269         1,720           148          1980          1992      40 years

Autoworks #125
Hastings, NE                           129           377           506            44          1988          1992      40 years

Autoworks #138
Grand Island, NE                       213           465           678            54          1988          1992      40 years

Kindercare #125
Indianapolis, IN                        72           164           236            19          1975          1992      40 years

Kindercare #126
Indianapolis, IN                        72           164           236            19          1976          1992      40 years

Kindercare #577
High Ridge, MO                          73           264           337            31          1980          1992      40 years

Kindercare #162
Fenton, MO                              72           260           332            31          1977          1992      40 years

Kindercare #128
Indianapolis, IN                       104           236           340            28          1976          1992      40 years

Kindercare #134
Indianapolis, IN                       104           236           340            28          1976          1992      40 years

Kindercare #132
Indianapolis, IN                        72           164           236            19          1976          1992      40 years

DHG  (Bellaire)
Houston, TX                             74           110           184            14          1985          1992      40 years

DHG (Beechnut)
Houston, TX                            103           155           258            20          1985          1992      40 years

Egghead Software
Maplewood, MN                          172           258           430            33          1987          1992      40 years

United Artists
Pueblo, CO                             284           646           930            75          1977          1992      40 years

Lowes Building
Terre Haute, IN                      1,855         3,446         5,301           391          1993     1992/1993      40 years

                                                                    (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                              NET COST
                                                                          CAPITALIZED (SOLD)
                                                                            SUBSEQUENT TO
                                                 INITIAL COST                ACQUISITION
                                          -------------------------   --------------------------
                                                      BUILDINGS AND                 BUILDINGS AND
    DESCRIPTION           ENCUMBRANCES      LAND      IMPROVEMENTS       LAND       IMPROVEMENTS
    -----------           ------------    ----------  -------------   ----------    ------------
Wal-Mart Building
Orland Hills,  IL            6,139          2,631        6,140           --            --

Kmart Building
Albany, GA                      --          1,033        1,918         (260)         (482)

Kmart Building
DeSoto,  TX                     --            951        1,767           --           152

Kmart Building
Omaha,  NE                      --            924        1,715           --            --

Kmart Building
Pine Bluff, AR                  --            892        1,656           --            --

Kmart Building
Somerville,  NJ                 --            836        1,553           --             4

Kmart Building
St. Charles, MD                 --            936        1,738         (296)         (365)

Kash & Karry Building
Brandon, FL                     --            698        1,295           --            --

Kroger Building
Clearfield, PA                  --            731        1,357           --            --

Kroger Building
East Albany, GA                 --            639        1,186           --            --

Kroger Building
James Island, SC                --            722        1,340           --            --

Kroger Building
Missouri City, TX               --            790        1,466           --            41

Kroger Building
Muscle Shoals, AL               --            817        1,517           --            --

Kroger Building
Ottawa, IL                      --            902        1,674           --            --

Kroger Building
Scottsboro, AL                  --            703        1,305           --            --

Payless Drug Building
Yuma, AZ                        --            389          723           --            --



                                                                                                                LIFE ON WHICH
                                            GROSS AMOUNT AT WHICH                                                DEPRECIATION
                                          CARRIED AT CLOSE OF PERIOD                                               IN LATEST
                                     ----------------------------------   ACCUMULATED                                INCOME
                                                BUILDINGS AND   TOTAL     DEPRECIATION    DATE OF      DATE       STATEMENTS IS
          DESCRIPTION                  LAND     IMPROVEMENTS     (a)          (b)      CONSTRUCTION   ACQUIRED     COMPUTED(3)
          -----------                --------   -------------  --------   ------------ ------------   --------   --------------
Wal-Mart Building
Orland Hills,  IL                    2,631        6,140        8,771          735         1992         1993     40 years

Kmart Building
Albany, GA                             773        1,436        2,209          210         1981         1993     40 years

Kmart Building
DeSoto,  TX                            951        1,919        2,870          252         1980         1993     40 years

Kmart Building
Omaha,  NE                             924        1,715        2,639          188         1981         1993     40 years

Kmart Building
Pine Bluff, AR                         892        1,656        2,548          181         1981         1993     40 years

Kmart Building
Somerville,  NJ                        836        1,557        2,393          170         1982         1993     40 years

Kmart Building
St. Charles, MD                        640        1,373        2,013          270         1981         1993     40 years

Kash & Karry Building
Brandon, FL                            698        1,295        1,993          142         1982         1993     40 years

Kroger Building
Clearfield, PA                         731        1,357        2,088          148         1982         1993     40 years

Kroger Building
East Albany, GA                        639        1,186        1,825          130         1982         1993     40 years

Kroger Building
James Island, SC                       722        1,340        2,062          147         1982         1993     40 years

Kroger Building
Missouri City, TX                      790        1,507        2,297          161         1982         1993     40 years

Kroger Building
Muscle Shoals, AL                      817        1,517        2,334          166         1982         1993     40 years

Kroger Building
Ottawa, IL                             902        1,674        2,576          183         1982         1993     40 years

Kroger Building
Scottsboro, AL                         703        1,305        2,008          143         1981         1993     40 years

Payless Drug Building
Yuma, AZ                               389          723        1,112           79         1980         1993     40 years



                                F-23 (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------



                                                                    NET COST
                                                               CAPITALIZED (SOLD)
                                                                 SUBSEQUENT TO               GROSS AMOUNT AT WHICH
                                         INITIAL COST             ACQUISITION              CARRIED AT CLOSE OF PERIOD
                                   ---------------------     ---------------------     ----------------------------------
                                              BUILDINGS AND             BUILDINGS AND            BUILDINGS AND    TOTAL
  DESCRIPTION       ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS     LAND    IMPROVEMENTS      (a)
  -----------       ------------   --------   -------------  --------   -------------  --------  -------------   --------

Lucky Building
Phoenix, AZ                 --          471          875           --           --          471          875        1,346

Lucky Building
Coralville, IA              --          558        1,037           --           --          558        1,037        1,595

Lucky Building
Decateur, IL                --          588        1,093           --           --          588        1,093        1,681

Lucky Building
Dubuque, IA                 --          744        1,383           --           --          744        1,383        2,127

Lucky Building
Hobart, IA                  --          617        1,145           --           --          617        1,145        1,762

Lucky Building
Mesa, AZ                    --          435          809           --           --          435          809        1,244

Lucky Building
Michigan City, IN           --          511          948           --           --          511          948        1,459

Lucky Building
Moline, IL                  --          735        1,365           --           --          735        1,365        2,100

Lucky Building
Peoria, IL                  --          673        1,249           --           --          673        1,249        1,922

Lucky Building
Pittsburgh, PA              --          862        1,601           --           --          862        1,601        2,463

Lucky Building
Springfield, IL             --          582        1,081           --           --          582        1,081        1,663

Lucky Building
Sterling, IL                --          744        1,382           --           --          744        1,382        2,126

Kroger Building
Waterloo, IL                --          670        1,243           --           --          670        1,243        1,913

Safeway Building
Muskogee, OK                --          906        1,683           --           --          906        1,683        2,589

Safeway Building
Sherwood, AR                --          778        1,445           --           --          778        1,445        2,223

Safeway Building
West Monroe, LA             --          739        1,373           --           --          739        1,373        2,112


                                                              LIFE ON WHICH
                                                               DEPRECIATION
                                                                IN LATEST
                       ACCUMULATED                                INCOME
                       DEPRECIATION    DATE OF        DATE     STATEMENTS IS
  DESCRIPTION               (b)       CONSTRUCTION   ACQUIRED   COMPUTED(3)
  ------------         ------------   ------------   --------  -------------

Lucky Building
Phoenix, AZ                  87         1981         1993     40 years

Lucky Building
Coralville, IA              113         1981         1993     40 years

Lucky Building
Decateur, IL                119         1983         1993     40 years

Lucky Building
Dubuque, IA                 150         1980         1993     40 years

Lucky Building
Hobart, IA                  125         1993         1993     40 years

Lucky Building
Mesa, AZ                     88         1982         1993     40 years

Lucky Building
Michigan City, IN           104         1983         1993     40 years

Lucky Building
Moline, IL                  149         1981         1993     40 years

Lucky Building
Peoria, IL                  137         1983         1993     40 years

Lucky Building
Pittsburgh, PA              175         1982         1993     40 years

Lucky Building
Springfield, IL             118         1982         1993     40 years

Lucky Building
Sterling, IL                151         1980         1993     40 years

Kroger Building
Waterloo, IL                136         1982         1993     40 years

Safeway Building
Muskogee, OK                184         1981         1993     40 years

Safeway Building
Sherwood, AR                158         1981         1993     40 years

Safeway Building
West Monroe, LA             150         1981         1993     40 years



                                F-24 (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                         NET COST
                                                                     CAPITALIZED (SOLD)
                                                                        SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                             INITIAL COST                ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                        ---------------------     ----------------------     ----------------------------------
                                                   BUILDINGS AND              BUILDINGS AND             BUILDINGS AND   TOTAL
   DESCRIPTION           ENCUMBRANCES     LAND     IMPROVEMENTS     LAND      IMPROVEMENTS     LAND     IMPROVEMENTS     (a)
   -----------             --------     --------     --------     --------      --------     --------     --------     --------

Rite Aid Building
East Albany, GA                  --          176          328           --            --          176          328          504

Super X Building
Muscle Shoals, AL                --          195          363           --            --          195          363          558

Shopping Center
Elizabethtown, KY             4,996        1,888        4,981           --            23        1,888        5,004        6,892

Shopping Center
Glasgow, KY                   4,562          629        5,555           --            24          629        5,579        6,208

Shopping Center
Deland, FL                    8,284        3,469        8,125           64           224        3,533        8,349       11,882

Shopping Center
Irving, TX                    3,000        1,655        3,074           --             6        1,655        3,080        4,735

Shopping Center
Ashland, OH                      --        2,689        4,994           35           182        2,724        5,176        7,900

Shopping Center
Covington, GA                    --        3,188        5,921          (10)           98        3,178        6,019        9,197

K-Mart Building
Atlantic, IA                     --          564        1,048           --            --          564        1,048        1,612

Kash N' Karry Building
Homossassa Springs, FL           --          378          702           --            --          378          702        1,080

Shopping Center
Brooksville, FL                  --        1,779        3,305          124           400        1,903        3,705        5,608

Shopping Center
Celina, OH                       --        1,552        2,882          155           292        1,707        3,174        4,881

Shopping Center
Albemarle, NC                 2,499          984        1,827          125           260        1,109        2,087        3,196

Shopping Center
Marion, IN                       --          656        1,219           53           115          709        1,334        2,043

Shopping Center
Warsaw,  IN                      --          568        1,056          110           204          678        1,260        1,938

Shopping Center
Terre Haute, IN               3,042        1,618        3,013          181           343        1,799        3,356        5,155



                                                                 LIFE ON WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                          ACCUMULATED                               INCOME
                         DEPRECIATION    DATE OF        DATE     STATEMENTS IS
   DESCRIPTION                (b)     CONSTRUCTION  ACQUIRED       COMPUTED(3)
   -----------           ------------ ------------  --------     --------------

Rite Aid Building
East Albany, GA                  36         1982         1993     40 years

Super X Building
Muscle Shoals, AL                40         1982         1993     40 years

Shopping Center
Elizabethtown, KY               625         1992         1993     40 years

Shopping Center
Glasgow, KY                     685         1992         1993     40 years

Shopping Center
Deland, FL                      946         1993         1993     40 years

Shopping Center
Irving, TX                      331         1987         1993     40 years

Shopping Center
Ashland, OH                     606         1990         1993     40 years

Shopping Center
Covington, GA                   642         1991         1993     40 years

K-Mart Building
Atlantic, IA                    104         1980         1994     40 years

Kash N' Karry Building
Homossassa Springs, FL           69         1982         1994     40 years

Shopping Center
Brooksville, FL                 392         1987         1994     40 years

Shopping Center
Celina, OH                      302         1990         1994     40 years

Shopping Center
Albemarle, NC                   204         1988         1994     40 years

Shopping Center
Marion, IN                      126         1989         1994     40 years

Shopping Center
Warsaw,  IN                     116         1989         1994     40 years

Shopping Center
Terre Haute, IN                 318         1989         1994     40 years



                                F-25 (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                    NET COST
                                                                 CAPITALIZED (SOLD)
                                                                   SUBSEQUENT TO              GROSS AMOUNT AT WHICH
                                        INITIAL COST                ACQUISITION              CARRIED AT CLOSE OF PERIOD
                                  ---------------------     ----------------------      ----------------------------------
                                             BUILDINGS AND              BUILDINGS AND             BUILDINGS AND    TOTAL
  DESCRIPTION       ENCUMBRANCES    LAND     IMPROVEMENTS     LAND      IMPROVEMENTS      LAND    IMPROVEMENTS      (a)
  -----------       ------------  --------   -------------  --------    ------------    --------  ------------    --------

Office Building
San Diego, CA           1,834          753        1,762           --           228           753        1,990        2,743

Shopping Center
Hilton Head, SC         4,286        2,431        4,515           --            14         2,431        4,529        6,960

Shopping Center
Lakes Wales, FL            --        2,028        3,767           --            17         2,028        3,784        5,812

Shopping Center
Versailles, KY          7,920        3,882        7,209           --           171         3,882        7,380       11,262

Shopping Center
Mesa, AZ                   --        1,300        2,415           --           308         1,300        2,723        4,023

Shopping Center
London, KY              5,223        3,351        6,223           --            18         3,351        6,241        9,592

Q Club Building
Scottsdale, AZ             --        1,822        3,385            8            14         1,830        3,399        5,229

Q Club Building
Phoenix, AZ                --        1,813        3,366         (145)          (14)        1,668        3,352        5,020

Lowe's Building
Middletown, OH          4,027        2,187        4,061           --            --         2,187        4,061        6,248

Shopping Center
Kannapolis, NC          2,147        1,035        1,924           69           133         1,104        2,057        3,161

Shopping Center
Asheboro, NC            3,156        2,109        3,917          182           345         2,291        4,262        6,553

Shopping Center
Kernersville, NC        2,552        1,096        2,036          178            15         1,274        2,051        3,325

Shopping Center
Roxboro, NC                --        1,842        3,421           --            29         1,842        3,450        5,292

Shopping Center
Siler City, NC          5,282        2,330        4,328           --            18         2,330        4,346        6,676

Shopping Center
Wadesboro, NC              --        2,264        4,205           --            13         2,264        4,218        6,482

Shopping Center
Jonesville, NC          1,856          824        1,531           --             6           824        1,537        2,361



                                                            LIFE ON WHICH
                                                             DEPRECIATION
                                                              IN LATEST
                      ACCUMULATED                              INCOME
                     DEPRECIATION    DATE OF        DATE     STATEMENTS IS
  DESCRIPTION            (b)       CONSTRUCTION   ACQUIRED    COMPUTED(3)
  -----------        ------------  ------------   --------   -------------

Office Building
San Diego, CA               193         1988         1994     40 years

Shopping Center
Hilton Head, SC             436         1994         1994     40 years

Shopping Center
Lakes Wales, FL             343         1994         1994     40 years

Shopping Center
Versailles, KY              713         1994         1994     40 years

Shopping Center
Mesa, AZ                    381         1981         1994     40 years

Shopping Center
London, KY                  581         1994         1994     40 years

Q Club Building
Scottsdale, AZ              287         1994         1994     40 years

Q Club Building
Phoenix, AZ                 304         1994         1994     40 years

Lowe's Building
Middletown, OH              393         1993         1994     40 years

Shopping Center
Kannapolis, NC              156         1992         1994     40 years

Shopping Center
Asheboro, NC                281         1988         1995     40 years

Shopping Center
Kernersville, NC            130         1988         1995     40 years

Shopping Center
Roxboro, NC                 221         1989         1995     40 years

Shopping Center
Siler City, NC              277         1988         1995     40 years

Shopping Center
Wadesboro, NC               250         1988         1995     40 years

Shopping Center
Jonesville, NC               99         1988         1995     40 years


                                                                     (continued)
                                      F-26

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                                NET COST
                                                                             CAPITALIZED (SOLD)
                                                                               SUBSEQUENT TO
                                                     INITIAL COST              ACQUISITION
                                                ---------------------     ----------------------
                                                           BUILDINGS AND              BUILDINGS AND
          DESCRIPTION            ENCUMBRANCES     LAND     IMPROVEMENTS     LAND      IMPROVEMENTS
          -----------            ------------   --------   -------------  --------    -------------
Shopping Center and outparcels
Kinston, NC                              --        2,871        5,331          320           119

Shopping Center
Hilton Head, SC                       2,448        1,157        2,149          (24)           --

Shopping Center
Hendersonville, TN                       --        1,325        2,461           --            71

Shopping Center
Manchester, TN                           --          807        1,499          273           529

Shopping Center
Williamsburg, NC                      6,027        2,990        5,553           --            39

Shopping Center
Atlanta, GA                              --          954        1,771           --            11

Shopping Center
Oxford, NC                            5,727        2,863        5,318           --            20

Shopping Center
Statesville, NC                       9,625        5,821       10,810        1,325           945

Shopping Center
Statesboro, GA                        3,305        1,694        3,145           --             6

Shopping Center
West Valley, UT                      17,587       12,222       22,699           --           242

Shopping Center and Outparcels
Tuscon, AZ                               --        5,996        9,324          (33)          (39)

Shopping Center
Gadsden, AL(4)                        5,629        2,519        4,682           --            --

Shopping Center
Bakersfield, CA(4)                       --        6,310       11,718           --            15

Shopping Center
Cudahy, CA(4)                            --        1,936        3,602           --             9

Shopping Center
Modesto, CA(4)                        1,479        1,998        3,721           --             9

Shopping Center
Montebello, CA(4)                     9,253        8,055       14,959           --            40



                                                                                                              LIFE ON WHICH
                                           GROSS AMOUNT AT WHICH                                               DEPRECIATION
                                         CARRIED AT CLOSE OF PERIOD                                               IN LATEST
                                    ----------------------------------   ACCUMULATED                               INCOME
                                              BUILDINGS AND    TOTAL     DEPRECIATION    DATE OF       DATE     STATEMENTS IS
          DESCRIPTION                 LAND     IMPROVEMENTS      (a)          (b)       CONSTRUCTION ACQUIRED     COMPUTED(3)
          -----------               --------     --------     --------     --------     --------     --------     --------
Shopping Center and outparcels
Kinston, NC                            3,191        5,450        8,641          352         1991         1995     40 years

Shopping Center
Hilton Head, SC                        1,133        2,149        3,282          119         1989         1995     40 years

Shopping Center
Hendersonville, TN                     1,325        2,532        3,857          146         1989         1995     40 years

Shopping Center
Manchester, TN                         1,080        2,028        3,108           96         1990         1995     40 years

Shopping Center
Williamsburg, NC                       2,990        5,592        8,582          282         1991         1996     40 years

Shopping Center
Atlanta, GA                              954        1,782        2,736           84         1995         1996     40 years

Shopping Center
Oxford, NC                             2,863        5,338        8,201          252         1991         1996     40 years

Shopping Center
Statesville, NC                        7,146       11,755       18,901          532         1991         1996     40 years

Shopping Center
Statesboro, GA                         1,694        3,151        4,845          115         1994         1996     40 years

Shopping Center
West Valley, UT                       12,222       22,941       35,163          593         1970         1996     40 years

Shopping Center and Outparcels
Tuscon, AZ                             5,963        9,285       15,248          246      1995/96         1996     40 years

Shopping Center
Gadsden, AL(4)                         2,519        4,682        7,201          259         1995         1997     40 years

Shopping Center
Bakersfield, CA(4)                     6,310       11,733       18,043          156         1970         1997     40 years

Shopping Center
Cudahy, CA(4)                          1,936        3,611        5,547           50         1968         1997     40 years

Shopping Center
Modesto, CA(4)                         1,998        3,730        5,728           51         1974         1997     40 years

Shopping Center
Montebello, CA(4)                      8,055       14,999       23,054          200         1974         1997     40 years


                                                                    (continued)
                                      F-27

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                       NET COST
                                                                    CAPITALIZED (SOLD)
                                                                      SUBSEQUENT TO               GROSS AMOUNT AT WHICH
                                              INITIAL COST            ACQUISITION               CARRIED AT CLOSE OF PERIOD
                                        ------------------------  ---------------------     ----------------------------------
                                                   BUILDINGS AND             BUILDINGS AND             BUILDINGS AND   TOTAL
   DESCRIPTION           ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS     (a)
   -----------           ------------   --------   -------------  --------   -------------  --------   -------------  --------
Shopping Center
Paradise, CA(4)              2,872        1,717        3,189           --           --        1,717        3,189        4,906
Shopping Center
Santa Ana, CA(4)                --        3,731        6,930           --           19        3,731        6,949       10,680
Shopping Center
San Dimas, CA(4)             8,100        6,367       11,825           --           --        6,367       11,825       18,192
Shopping Center
Cornelia, GA(4)              4,094        2,183        4,054           --           19        2,183        4,073        6,256
Shopping Center
Dalton, GA(4)                2,337        1,261        2,341           --           16        1,261        2,357        3,618
Shopping Center
Snellville, GA(4)            2,801        3,124        5,802           --          123        3,124        5,925        9,049
Shopping Center
Campbellsville, KY(4)        5,497        2,950        5,479           --           45        2,950        5,524        8,474
Office Building
Fridley, MN(4)               5,800        2,171        4,031           --           79        2,171        4,110        6,281
Shopping Center
Winton-Salem, NC(4)          6,131        2,848        5,289           --            9        2,848        5,298        8,146
Shopping Center
Reno, NV(4)                     --        3,785        7,028           --            8        3,785        7,036       10,821
Shopping Center
N. Charleston, SC(4)         3,905        1,826        3,390           --           --        1,826        3,390        5,216
Shopping Center
Chattanooga, TN(4)           4,340        2,036        3,781           --           --        2,036        3,781        5,817
Shopping Center
Kimball, TN(4)              10,379        2,494        3,940           --        9,287        2,494       13,227       15,721
Shopping Center
Shelbyville, TN(4)              --          974        1,809           --           26          974        1,835        2,809
Shopping Center
Tullahoma, TN(4)             9,116        4,051        7,524           --           --        4,051        7,524       11,575
Firstar Bank Building
Burnsville, MN                  --          441          818           --           --          441          818        1,259


                                                                LIFE ON WHICH
                                                                 DEPRECIATION
                                                                   IN LATEST
                           ACCUMULATED                              INCOME
                          DEPRECIATION    DATE OF        DATE     STATEMENTS IS
   DESCRIPTION                (b)       CONSTRUCTION   ACQUIRED    COMPUTED(3)
   -----------            ------------  ------------   --------   -------------
Shopping Center
Paradise, CA(4)                  43         1979         1997     40 years
Shopping Center
Santa Ana, CA(4)                 96         1972         1997     40 years
Shopping Center
San Dimas, CA(4)                 62      1986-88         1997     40 years
Shopping Center
Cornelia, GA(4)                 193         1990         1996     40 years
Shopping Center
Dalton, GA(4)                   137         1990         1995     40 years
Shopping Center
Snellville, GA(4)               345         1985         1995     40 years
Shopping Center
Campbellsville, KY(4)           247         1989         1996     40 years
Office Building
Fridley, MN(4)                  176         1991         1996     40 years
Shopping Center
Winton-Salem, NC(4)             138         1995         1996     40 years
Shopping Center
Reno, NV(4)                      93         1974         1997     40 years
Shopping Center
N. Charleston, SC(4)             95         1996         1997     40 years
Shopping Center
Chattanooga, TN(4)              130         1995         1996     40 years
Shopping Center
Kimball, TN(4)                  274         1987         1995     40 years
Shopping Center
Shelbyville, TN(4)              104         1985         1995     40 years
Shopping Center
Tullahoma, TN(4)                258         1995         1996     40 years
Firstar Bank Building
Burnsville, MN                    8         1975         1997     40 years


                                                                     (continued)
                                      F-28

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                         NET COST
                                                                     CAPITALIZED (SOLD)
                                                                        SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                            INITIAL COST                ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                       ---------------------     ---------------------     ----------------------------------
                                                  BUILDINGS AND             BUILDINGS AND            BUILDINGS AND    TOTAL
   DESCRIPTION          ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS     LAND    IMPROVEMENTS      (a)
   -----------          ------------   --------   -------------  --------   -------------  --------  -------------   --------
Shopping Center
Camarillo, CA                   --        2,538        4,719           --           --        2,538        4,719        7,257

Shopping Center
Coachella, CA                   --          515          956           --           --          515          956        1,471

Shopping Center
Fresno, CA                      --        6,511       12,092           --           --        6,511       12,092       18,603

Shopping Center
Fresno, CA                      --        3,207        5,956           --           --        3,207        5,956        9,163

Shopping Center
Pleasanton, CA                  --        7,634       14,178           --           --        7,634       14,178       21,812

Shopping Center
Westminster, CO                 --       15,336       28,481           --           --       15,336       28,481       43,817

Shopping Center
Miami, FL                       --        6,908       12,832           --           --        6,908       12,832       19,740

Shopping Center
Naples, FL                      --        4,071        7,561           --           --        4,071        7,561       11,632

Shopping Center
Clearwater, FL                  --        8,158       15,151           --           --        8,158       15,151       23,309

Shopping Center
Thomasville, NC                 --        2,004        3,732           --           --        2,004        3,732        5,736

Shopping Center
Richland Township, PA        3,674        1,875        3,482           --           --        1,875        3,482        5,357

Shopping Center
Elizabethtown, PA               --        4,230        7,857           --           --        4,230        7,857       12,087

Shopping Center
James Island, SC                --        3,381        6,279           --           --        3,381        6,279        9,660

Shopping Center
Collegedale, TN              4,966        2,266        4,208           --           --        2,266        4,208        6,474

K-Mart Building
Brooksville, FL                 --        1,795        3,334           --           --        1,795        3,334        5,129

Shopping Center
Winchester, TN                  --        3,901        7,246           --           --        3,901        7,246       11,147



                                                               LIFE ON WHICH
                                                                DEPRECIATION
                                                                 IN LATEST
                         ACCUMULATED                               INCOME
                        DEPRECIATION    DATE OF        DATE     STATEMENTS IS
   DESCRIPTION              (b)       CONSTRUCTION   ACQUIRED    COMPUTED(3)
   -----------          ------------  ------------   --------   -------------
Shopping Center
Camarillo, CA                   64         1971         1997     40 years

Shopping Center
Coachella, CA                   13         1991         1997     40 years

Shopping Center
Fresno, CA                     214         1993         1997     40 years

Shopping Center
Fresno, CA                     105         1995         1997     40 years

Shopping Center
Pleasanton, CA                 103      1995-96         1997     40 years

Shopping Center
Westminster, CO                 30         1996         1997     40 years

Shopping Center
Miami, FL                       67         1996         1997     40 years

Shopping Center
Naples, FL                      39         1995         1997     40 years

Shopping Center
Clearwater, FL                  16         1973         1997     40 years

Shopping Center
Thomasville, NC                 67         1996         1997     40 years

Shopping Center
Richland Township, PA           40         1993         1997     40 years

Shopping Center
Elizabethtown, PA               41      1993-94         1997     40 years

Shopping Center
James Island, SC                33      1993-94         1997     40 years

Shopping Center
Collegedale, TN                 48         1997         1997     40 years

K-Mart Building
Brooksville, FL                 45         1987         1997     40 years

Shopping Center
Winchester, TN                   7         1997         1997     40 years

                                                                     (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                             ----------------------

                                                                                          NET COST
                                                                                       CAPITALIZED (SOLD)
                                                                                        SUBSEQUENT TO
                                                            INITIAL COST                 ACQUISITION
                                                       -----------------------     ------------------------
                                                                    BUILDINGS AND               BUILDINGS AND
  DESCRIPTION                          ENCUMBRANCES      LAND       IMPROVEMENTS     LAND        IMPROVEMENTS
  -----------                          ------------    ---------    -------------  ---------    -------------
Winn Dixie Building
Chatannooga, TN                                 --           739         1,373            --             --

Shopping Center
Glendale, AZ                                    --         3,951         7,337            --             --

Shopping Center
Mesa, AZ                                        --         2,445         4,542            --             --

Shopping Center
Dalton, GA                                      --         1,232         2,288            --             --

Shopping Center
Arlington, TX                                   --         9,595        17,820            --             --

Property Held for Sale/Redevelopment
Scottsdale, AZ                                  --         2,940         5,460        (2,940)         9,242
                                         ---------      ---------     ---------     ---------     ---------
                                         $ 243,664      $ 307,454     $ 590,291     $     541     $  27,232
                                         =========      =========     =========     =========     =========
                                            (1)



                                                                                                                      LIFE ON WHICH
                                             GROSS AMOUNT AT WHICH                                                     DEPRECIATION
                                           CARRIED AT CLOSE OF PERIOD                                                   IN LATEST
                                     -------------------------------------      ACCUMULATED                               INCOME
                                                 BUILDINGS AND        TOTAL     DEPRECIATION     DATE OF        DATE   STATEMENTS IS
  DESCRIPTION                          LAND      IMPROVEMENTS          (a)           (b)       CONSTRUCTION   ACQUIRED  COMPUTED(3)
  -----------                        ---------   -------------      ---------   ------------   ------------   --------- ------------
Winn Dixie Building
Chatannooga, TN                            739         1,373         2,112            27          1995          1997      40 years

Shopping Center
Glendale, AZ                             3,951         7,337        11,288            69       1989-91          1997      40 years

Shopping Center
Mesa, AZ                                 2,445         4,542         6,987            43       1986-97          1997      40 years

Shopping Center
Dalton, GA                               1,232         2,288         3,520            45          1994          1997      40 years

Shopping Center
Arlington, TX                            9,595        17,820        27,415            93       1992-93          1997      40 years

Property Held for Sale/Redevelopment
Scottsdale, AZ                               0        14,702        14,702            --          1989          1993            (2)
                                     ---------     ---------     ---------     ---------
                                     $ 307,995     $ 617,523     $ 925,518     $  33,936
                                     =========     =========     =========     =========



(1) Listing does not include debt related to capitalized leases on three ERP properties totaling $26,850.

(2) At December 31, 1997, this property was held for sale / redevelopment. Depreciation expense is not being charged to the property.

(3) Tenant improvements and other costs capitalized subsequent to acquisition are depreciated over 2 - 40 years.

(4) These properties are owned by Excel Realty Partners, L.P. ("ERP") . The Company began consolidating the accounts of ERP on April 1, 1997. Acquisition dates are dates properties were contributed to ERP.

                                                                     (continued)

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                   ----------



[a] Reconciliation of total real estate carrying value for the past three years is as follows:


                                                    1997             1996             1995
                                                 ---------        ---------        ---------

Balance at beginning of year                     $ 479,478        $ 386,925        $ 359,459

Acquisitions                                       365,919           93,190           47,583

Improvements and other additions                    10,800            6,206            7,473

Consolidation of ERP at April 1, 1997               80,724               --               --

Cost of property sold                              (10,662)          (5,999)         (27,590)

Impairment of real estate                             (741)            (844)
                                                 ---------        ---------        ---------

Balance at end of year                           $ 925,518        $ 479,478        $ 386,925
                                                 =========        =========        =========

Total cost for federal income tax purposes
at the end of each year                          $ 879,950        $ 476,266        $ 386,062
                                                 =========        =========        =========




 [b] Reconciliation of accumulated depreciation for the past three years is as follows:


                                              1997            1996            1995
                                            --------        --------        --------

Balance at beginning of year                $ 21,976        $ 14,909        $ 10,228
Depreciation expense                          11,389           7,354           6,845
Consolidation of ERP at April 1, 1997          1,283              --              --

Deletions - property sold                       (712)           (287)         (1,918)

Reclass to real estate held for sale              --              --            (246)
                                            --------        --------        --------

Balance at end of year                      $ 33,936        $ 21,976        $ 14,909
                                            ========        ========        ========