Form 10-Q
period 1998-03-31
EXCEL REALTY TRUST INC
filed 1998-05-13
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:                      COMMISSION FILE NUMBER:
   MARCH 31, 1998                                  1-12244


                            EXCEL REALTY TRUST, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                    33-0160389
    -------------------------------                  ----------------------
    (STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

     16955 VIA DEL CAMPO, SUITE 110          SAN DIEGO, CALIFORNIA  92127
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

                      (1) Yes [x] No [ ]

                      (2) Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at May 13, 1998
Common Stock, $.01 par value                       23,428,633

                   EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------


                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Consolidated Balance Sheets
            March 31, 1998 (Unaudited)
            December 31, 1997 ..............................................................   3

         Consolidated Statements of Income
            Three Months Ended March 31, 1998 (Unaudited)
            Three Months Ended March 31, 1997 (Unaudited)...................................   4

         Consolidated Statements of Changes in Stockholders' Equity
            Three Months Ended March 31, 1998 (Unaudited)
            Three Months Ended March 31, 1997 (Unaudited)...................................   5

         Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1998 (Unaudited)
            Three Months Ended March 31, 1997 (Unaudited)...................................   6

         Notes to Consolidated Financial Statements (Unaudited).............................   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................................   17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................   22

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K ..............................................   23

                           EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                          ----------


                                                                                          MARCH 31,
                                                                                             1998               DECEMBER 31,
                                                                                          (UNAUDITED)              1997
                                                                                          -----------           -----------
                                            ASSETS


Real estate:
   Land                                                                                   $   313,731           $   307,995
   Buildings                                                                                  601,521               617,523
   Accumulated depreciation                                                                   (33,602)              (33,936)
                                                                                          -----------           -----------

      Net real estate                                                                         881,650               891,582

Cash                                                                                            4,327                18,426
Escrow and other cash deposits                                                                  1,223                20,814
Accounts receivable, less allowance for bad debts of
   $1,488 and $1,896 in 1998 and 1997, respectively                                             3,589                 4,577
Notes receivable - affiliates                                                                 106,910                90,124
Notes receivable - other                                                                       29,794                27,953
Interest receivable                                                                             8,493                12,867
Loan acquisition costs                                                                          3,085                 2,993
Other assets                                                                                    4,792                 6,861
                                                                                          -----------           -----------
                                                                                          $ 1,043,863           $ 1,076,197
                                                                                          ===========           ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                                                      $   238,502           $   243,664
   Capital leases                                                                              26,850                26,850
   Senior notes payable                                                                        75,000                75,000
   Notes payable                                                                               22,386               168,894
   Accounts payable and accrued liabilities                                                    11,519                10,135
   Deferred rental income                                                                       3,637                 2,662
   Other liabilities                                                                            4,717                 4,490
                                                                                          -----------           -----------
               Total liabilities                                                              382,611               531,695
                                                                                          -----------           -----------

Minority interest in partnership                                                               41,430                41,986
                                                                                          -----------           -----------
Commitments and contingencies                                                                      --                    --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, 4,600,000 shares designated as 8 1/2% Series A Cumulative Convertible Preferred,
      2,126,380 and 4,600,000 shares outstanding in 1998 and 1997, respectively;
      Depository shares of 6,300,000 each representing 1/10 of a share of 8 5/8%
      Series B Cumulative Redeemable Preferred,
      630,000 and 0 outstanding in 1998 and 1997, respectively                                     28                    46

   Common stock, $.01 par value, 100,000,000 shares authorized,
      23,413,721 and 20,999,634 shares issued and outstanding
      in 1998 and 1997, respectively                                                              234                   210
   Additional paid-in capital                                                                 661,014               507,866
   Accumulated distributions in excess of net income                                          (41,454)               (5,606)
                                                                                          -----------           -----------

               Total stockholders' equity                                                     619,822               502,516
                                                                                          -----------           -----------

                                                                                          $ 1,043,863           $ 1,076,197
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

                           EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          ----------


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                ---------------------------
                                                  1998               1997
                                                --------           --------
Revenues:
   Rental revenue                               $ 26,625           $ 13,046
   Expense reimbursements                          5,245              1,598
   Interest                                        5,210              3,529
   Other                                             132              2,031
                                                --------           --------

      Total revenue                               37,212             20,204
                                                --------           --------

Operating expenses:
   Interest                                        7,824              4,321
   Depreciation and amortization                   4,150              2,110
   Property taxes                                  2,993                863
   Repairs and maintenance                         1,853                744
   Other property expenses                         1,903                806
   General and administrative                      1,702              1,050
                                                --------           --------

      Total operating expenses                    20,425              9,894
                                                --------           --------

   Income before real estate sales and
     minority interest                            16,787             10,310

Minority interest                                   (405)                --
Loss on sale of real estate                          (23)                --
                                                --------           --------

      Net income                                $ 16,359           $ 10,310
                                                ========           ========

Basic net income per share                      $   0.52           $   0.48
                                                ========           ========

Diluted net income per share                    $   0.49           $   0.46
                                                ========           ========


               The accompanying notes are an integral part of the
                              financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   ----------



                                                     PREFERRED STOCK                            COMMON STOCK
                                            -------------------------------           ------------------------------
                                              NUMBER              AMOUNT                NUMBER              AMOUNT
                                            ----------           ----------           ----------          ----------
THREE MONTHS ENDED MARCH 31, 1998:
Balance at January 1, 1998                   4,600,000           $       46           20,999,634          $      210
Issuance of preferred shares                   630,000                    6                   --                  --
Preferred stock converted to
  common stock                              (2,473,620)                 (24)           2,373,006                  24

Issuance of common stock                            --                   --               41,081                  --
Selling expenses                                    --                   --                   --                  --
Net income                                          --                   --                   --                  --
Distributions                                       --                   --                   --                  --
                                            ----------           ----------           ----------          ----------
Balance at March 31, 1998                    2,756,380           $       28           23,413,721          $      234
                                            ==========           ==========           ==========          ==========

THREE MONTHS ENDED MARCH 31, 1997:
Balance at January 1, 1997                          --           $       --           18,231,089          $      182
Issuance of preferred stock                  4,600,000                   46                   --                  --
Issuance of common stock                            --                   --               99,558                   1
Selling expenses                                    --                   --                   --                  --
Net income                                          --                   --                   --                  --
Distributions                                       --                   --                   --                  --
                                            ----------           ----------           ----------          ----------
Balance at March 31, 1997                    4,600,000           $       46           18,330,647          $      183
                                            ==========           ==========           ==========          ==========

                                                               ACCUMULATED
                                           ADDITIONAL          DISTRIBUTIONS           TOTAL
                                            PAID-IN            IN EXCESS OF         STOCKHOLDERS'
                                            CAPITAL             NET INCOME            EQUITY
                                           ----------           ----------           ----------
THREE MONTHS ENDED MARCH 31, 1998:
Balance at January 1, 1998                 $  507,866           $   (5,606)          $  502,516
Issuance of preferred shares                  157,494                   --              157,500
Preferred stock converted to
  common stock                                     --                   --                   --

Issuance of common stock                          893                   --                  893
Selling expenses                               (5,239)                  --               (5,239)
Net income                                         --               16,359               16,359
Distributions                                      --              (52,207)             (52,207)
                                           ----------           ----------           ----------
Balance at March 31, 1998                  $  661,014           $  (41,454)          $  619,822
                                           ==========           ==========           ==========

THREE MONTHS ENDED MARCH 31, 1997:
Balance at January 1, 1997                 $  324,229           $  (11,757)          $  312,654
Issuance of preferred stock                   114,954                   --              115,000
Issuance of common stock                        2,174                   --                2,175
Selling expenses                               (3,591)                  --               (3,591)
Net income                                         --               10,310               10,310
Distributions                                      --               (8,386)              (8,386)
                                           ----------           ----------           ----------
Balance at March 31, 1997                  $  437,766           $   (9,833)          $  428,162
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)
                                   ----------


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   -----------------------------
                                                                                     1998                1997
                                                                                   ---------           ---------
Cash flows from operating activities:
  Net income                                                                       $  16,359           $  10,310
  Adjustments to reconcile net income to net cash provided by operations:
       Depreciation                                                                    4,145               2,109
       Equity in affiliates                                                            3,253                (173)
       Provision for bad debts                                                           469                 298
       Minority interest in income of partnership                                        405                  --
       Amortized loan costs and leasing commissions                                      258                 442
       Loss on sale of real estate                                                        23                  --
     Changes in accounts receivable                                                      519                (200)
     Changes in other assets                                                           2,708              (3,443)
     Changes in accounts payable                                                       1,603                (369)
     Changes in other liabilities                                                      1,203                 (74)
                                                                                   ---------           ---------
             Net cash provided by operating activities                                30,945               8,900
                                                                                   ---------           ---------

Cash flows from investing activities:
  Real estate acquisitions and building improvements                                 (54,708)             (2,201)
  Advances for notes receivable                                                      (42,887)            (17,896)
  Principal payments on notes receivable                                              11,338              11,029
  Proceeds from real estate sales                                                        372                  --
  Other                                                                                  (36)               (389)
                                                                                   ---------           ---------
          Net cash used in investing activities                                      (85,921)             (9,457)
                                                                                   ---------           ---------

Cash flows from financing activities:
  Issuance of preferred stock                                                        157,500             115,000
  Principal payments of mortgages and notes payable                                 (150,014)            (98,719)
  Proceeds from mortgages and notes payable                                           52,148              16,000
  Distributions paid                                                                 (12,945)             (8,386)
  Selling and offering costs                                                          (5,239)             (3,591)
  Issuance of common stock                                                               785                 964
  Minority interest distributions                                                       (852)                 --
  Loan costs paid                                                                       (506)               (181)
                                                                                   ---------           ---------
             Net cash provided by financing activities                                40,877              21,087
                                                                                   ---------           ---------

             Net increase (decrease) in cash                                         (14,099)             20,530

Cash at January 1                                                                     18,426               5,038
                                                                                   ---------           ---------

Cash at March 31                                                                   $   4,327           $  25,568
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1997 and at December 31, 1997 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1997 Annual Report on Form 10-K.

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

     On April 1, 1997, the Company began consolidating the accounts of Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"), when the Company converted its loans into an equity investment in ERP. Prior to April 1, 1997, the Company accounted for ERP on the equity method of accounting. The Company uses the equity method to account for its investment in ERT Development Corporation ("EDV"), a Delaware corporation (Note 4).

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

     NET INCOME PER COMMON SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), exercise of stock options and warrants and potential conversion of ERP limited partner units. All prior period earnings per share amounts have been restated to comply with SFAS No. 128 (Note 9).

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


Continued
                                        8

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


2.   REAL ESTATE:

     ACQUISITIONS

     In the three months ended March 31, 1998, the Company acquired two shopping centers and a parcel of land, all located in California. The total cost of these three properties was approximately $54,100,000.

     In the three months ended March 31, 1997, the Company acquired a shopping center in Georgia and a building leased to a single tenant, Winn Dixie, located in Tennessee. The total cost of these two properties was approximately $5,600,000. No mortgage debt was assumed in these transactions.

     SALES

     In 1998, the Company sold one single tenant property for $372,000 and recognized a $23,000 loss on the sale. On March 31, 1998, ten single tenant properties and one property held for sale owned by the Company were spun-off to Excel Legacy Corporation ("Legacy") along with certain other assets (Note 4). There were no real estate sales in 1997.

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

     The Company has identified asbestos minerals relating to spray-applied fireproofing materials in Clearwater Mall in Clearwater, Florida which was acquired by the Company in December 1997. Environmental professionals retained by the Company estimate that the total cumulative cost of remediation for this property will be approximately $3.2 million. The estimated cost of this remediation, which was capitalized as part of the acquisition price of this property, is included in other liabilities in the Company's Consolidated Balance Sheets.


Continued
                                        9

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

3.   NOTES RECEIVABLE:

     The Company had the following notes receivable at March 31, 1998 and December 31, 1997:


                                                                       1998              1997
                                                                     --------          --------
                                                                           (IN THOUSANDS)
Notes from EDV, interest at 14% per annum, collateralized
by EDV assets.  Due on demand                                        $ 74,547          $ 90,124

Notes from Legacy, interest at 12% per annum, repaid in
April 19998(Note 4)                                                    32,363                --

Notes from development companies, interest from 11% - 12%
per annum.  Maturity dates vary based upon  the completion
of certain properties                                                  17,369            15,599

Note from a development company, interest at 25% compounded
monthly, payable in Canadian dollars.  Due May 2003                    11,322            11,235

Other                                                                   1,103             1,119
                                                                     --------          --------

        Total notes receivable                                       $136,704          $118,077
                                                                     ========          ========


     Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $2,134,000 and $7,628,000 at March 31, 1998 and December 31, 1997,
     respectively.

     The Company has made loans totaling $16,050,000 Canadian dollars ($11,322,000 U.S. dollars at March 31, 1998) to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay", and an adjacent land parcel in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the building.

     In 1997 the Company established $25,680,000 in credit facilities to certain developers. The outstanding amounts on the credit facilities of $16,869,000 carry interest of 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of real estate or seven years.

4.   INVESTMENTS:

     EXCEL REALTY PARTNERS, L.P.

     In 1995, ERP was formed to own and manage certain real estate properties. The Company is the sole general partner of ERP. The general partner is entitled to receive 99% of net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. On April 1, 1997, loans and related interest payable in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, the Company began consolidating the accounts of ERP which were previously accounted for on the equity method. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of Company common shares, at the Company's option) and cash. At


Continued
                                       10

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


4.   INVESTMENTS, CONTINUED:

     March 31, 1998, there were 2,828,790 limited partner units outstanding of which the Company owned 1,152,121 units. Quarterly distributions approximate $872,000 for limited partner units held by third parties.

     PRO FORMA FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following Company unaudited actual and pro forma condensed consolidated income statements have been presented as if the Company had converted its notes and related interest receivable from ERP on January 1, 1997. The unaudited pro forma condensed consolidated income statements are not necessarily indicative of what actual results of operations of the Company would have been had the transaction actually occurred on January 1, 1997, nor do they purport to represent the results of operations of the Company for future periods.


                                                  THREE  MONTHS ENDED
                                                        MARCH 31,
                                              ---------------------------
                                                1998               1997
                                              --------           --------
                                              (ACTUAL)          (PRO FORMA)
STATEMENTS OF INCOME
  Rental revenues and reimbursements          $ 31,870           $ 17,446
  Interest and other income                      5,342              4,605
  Depreciation and amortization                 (4,150)            (2,446)
  Property and other expenses                   (8,451)            (4,139)
  Interest expense                              (7,824)            (5,366)
  Minority interest                               (405)               (33)
  Real estate sales                                (23)                --
                                              --------           --------
    Net income                                $ 16,359           $ 10,067
                                              ========           ========

  Basic net income per share                  $   0.52           $   0.47
                                              ========           ========
  Diluted net income per share                $   0.49           $   0.45
                                              ========           ========


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


                                                                         MARCH 31,DECEMBER 31,
                                                                    ------------------------------
                                                                        1998              1997
                                                                    ------------      ------------
                                                                            (IN THOUSANDS)
BALANCE SHEETS
  Notes receivable from developers, interest at 10% to 20%          $     53,400      $     79,400
  Net real estate and other assets                                        24,900            25,500
                                                                    ------------      ------------
    Total assets                                                    $     78,300      $    104,900
                                                                    ============      ============

  Notes payable to Excel Realty Trust, Inc.                         $     74,500      $     90,100
  Other liabilities                                                        3,500            11,200
                                                                    ------------      ------------
    Total liabilities                                                     78,000           101,300
  Total stockholders' equity                                                 300             3,600
                                                                    ------------      ------------
    Total liabilities and stockholders' equity                      $     78,300      $    104,900
                                                                    ============      ============


Continued
                                       11

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

4.   INVESTMENTS, CONTINUED:


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                        1998              1997
                                                                       -------           -------
                                                                             (IN THOUSANDS)
STATEMENTS OF INCOME
  Total revenues                                                       $ 3,700           $ 3,500
  Interest expense to Excel Realty Trust, Inc.                          (3,200)           (1,600)
  Development and other fees paid to Excel Realty Trust, Inc.           (2,900)           (1,900)
  Other expenses                                                          (900)             (200)
                                                                       -------           -------
    Net loss                                                           $(3,300)          $  (200)
                                                                       =======           =======


     EDV's receivables include loans of approximately $23,150,000 made to a joint venture partnership under a loan commitment related to a retail development project in Florida. The joint venture has a construction loan which is expected to total approximately $100,000,000 of which $45,000,000 is guaranteed by the Company.

     EXCEL LEGACY CORPORATION

     In March 1998, the Company spun off Legacy, a newly-formed corporation which was a wholly-owned subsidiary of the Company (the "Spin-off"). Legacy was organized to create and realize value by identifying and making opportunistic real estate investments which are not restricted by REIT tax laws or influenced by the Company's objectives of increasing cash flows and maintaining certain leverage ratios. Prior to the Spin-off, EDV transferred four notes receivable, a land parcel, a leasehold interest in a parcel of land, an office building, a single tenant building, and certain other assets to the Company for a total consideration of approximately $38,112,000 for which the Company reduced the note receivable from EDV. The Company contributed to Legacy, the above assets from EDV, together with ten single tenant properties owned by the Company with a book value of approximately $45,747,000, certain other net assets of approximately $1,158,000, and a property held for sale with a book value of $14,525,000, in exchange for 23,412,580 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $33,878,000, and issuance of a note payable from Legacy to the Company in the amount of $26,402,000. This note was repaid in April 1998.

     The Spin-off took place through a dividend distribution to the Company's common stockholders, of all Legacy common stock (23,412,580 shares) held by the Company. The distribution consisted of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. No gain was recognized by the Company for book purposes on the distribution of $39,262,000. For tax purposes, the Company recognized a gain of $16,694,000 as the distribution was a taxable event and the assets and liabilities were transferred at fair market value. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. Upon completion of the Spin-off, Legacy ceased to be a wholly-owned subsidiary of the Company and began operating as an independent public company.


Continued
                                       12

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


5.   MORTGAGES PAYABLE :

     The Company had the following mortgages payable at March 31, 1998 and December 31, 1997:


                                                                         1998              1997
                                                                       --------          --------
                                                                             (IN THOUSANDS)
Mortgage notes at 3% to 10%, payable in installments through
    2021 (monthly payments at March 31, 1998 of $2,081),
    collateralized by real estate and an assignment of rents:
        Insurance companies                                            $116,727          $125,377
        Banks                                                           107,647            77,467
        Bonds                                                            14,128            40,820
                                                                       --------          --------
             Total mortgages payable                                   $238,502          $243,664
                                                                       ========          ========

     The principal payments required to be made on mortgages payable over the next five years are as follows (in thousands):


YEAR
    1998, remaining nine months                                  $   12,263
    1999                                                             49,672
    2000                                                             21,570
    2001                                                             20,555
    2002                                                              5,131
    Thereafter                                                      129,311
                                                                  ----------
                                                                  $ 238,502
                                                                  ==========


     Mortgages of $28,661,000 are fully amortizing with the final monthly payments to be made between the years 2004 and 2018.


6.   CAPITAL LEASES:

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


Continued
                                       13

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


7.   NOTES PAYABLE:

     The Company had the following notes payable at March 31, 1998 and December 31, 1997:


                                                                       1998             1997
                                                                     --------          --------
                                                                            (IN THOUSANDS)
Unsecured credit agreement of $250,000, interest
at LIBOR +1.20% (6.9% at March 31, 1998)                             $ 22,000          $148,572

Unsecured loan payable to a financial institution, interest
at 8.75% (encumbered by Legacy - Note 4)                                   --            19,926

Other                                                                     386               396
                                                                     --------          --------
        Total notes payable                                          $ 22,386          $168,894
                                                                     ========          ========


     The Company has a two-year revolving credit facility of up to $250,000,000 in unsecured advances from a group of banks. The facility expires March 31, 2000 and bears an interest rate based upon the credit rating of the Company. Based upon the Company's current investment credit rating of Baa3 and BBB- from Moody's Investor Service and Standard and Poor's Corporation, respectively, on future senior debt securities issued from the Company's $500 million shelf registration. Accordingly, the interest rate on the credit facility is 1.2% over LIBOR.

     The Company has guaranteed $5,000,000 related to a line of credit agreement between a bank and a third party developer. The Company is entitled to 50% of profits generated by certain projects related to this agreement.

8.   SENIOR NOTES PAYABLE:

     In 1997, the Company issued $75,000,000 of 6.875% Senior Notes due 2004 (the "Senior Notes"). The effective rate on the Senior Notes is 6.982% (6.875% coupon with proceeds before the underwriting discount of $74,561,000). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 each year

9.   CAPITAL STOCK:

     EQUITY OFFERINGS

     In January 1998, the Company issued 6,300,000 depositary shares each representing 1/10 share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the "Preferred B Shares"). The offering price was $25.00 per depositary share with an annual dividend equal to $2.15625, payable quarterly. Net proceeds from the offering totaled $152,538,000 and were used primarily to repay outstanding amounts on the Company's credit facility.

     In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred A Shares"). The Preferred A Shares are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $26.06 per share. Net proceeds of approximately $111,550,000 were used to repay the Company's notes payable, purchase properties and for general corporate purposes. In March 1998, 2,473,620 Preferred A Shares were converted into common shares. There are 2,126,380 Preferred A Shares outstanding at March 31, 1998.


Continued
                                       14

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


9.   CAPITAL STOCK (CONTINUED):

     DISTRIBUTIONS

     In January 1998 and 1997, distributions of $0.50 and $0.46 per share, respectively, were paid to common stockholders. In January 1998, distributions of $0.53 per share were paid on the Preferred A shares. In April 1998, $0.50 per share was paid to the common stockholders, $0.53 was paid to the Preferred A shareholders, and $0.48 was paid to the Preferred B shareholders. For both the three months ended March 31, 1998 and 1997, none of the distributions received by common shareholders were considered to be a return of capital for tax purposes. In March 1998, the Company distributed the shares of Legacy with a per share book value and tax value of $1.68 and $2.39, respectively.

     EARNINGS PER SHARE (EPS)

     In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).


                                                                                     1998               1997
                                                                                   --------           --------
      BASIC EPS

      NUMERATOR:
         Net income                                                                $ 16,359           $ 10,310
         Preferred dividends                                                         (5,072)            (1,466)
                                                                                   --------           --------
                                                                                   $ 11,287           $  8,844
                                                                                   ========           ========
       DENOMINATOR:
         Weighted average of common shares outstanding                               21,787             18,300
                                                                                   ========           ========
  EARNINGS PER SHARE:                                                              $   0.52           $   0.48
                                                                                   ========           ========

DILUTED EPS

  NUMERATOR:
    Net income                                                                     $ 16,359           $ 10,310
    Preferred dividends                                                              (5,072)            (1,466)
    Adjustments for ERP third party units                                               405               (215)
                                                                                   --------           --------
    Net income available to common shares                                          $ 11,692           $  8,629
                                                                                   ========           ========
  DENOMINATOR:
    Weighted average of common shares outstanding                                    21,787             18,300
    Effect of diluted securities:
      Common stock options and warrants                                                 413                168
      ERP third party units                                                           1,766                268
                                                                                   --------           --------
                                                                                     23,966             18,736
                                                                                   ========           ========

  EARNINGS PER SHARE:                                                              $   0.49           $   0.46
                                                                                   ========           ========


Continued
                                       15

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


10.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

     The amounts paid for interest during the three months ended March 31, 1998 and 1997 were approximately $6,376,000 and $3,964,000, respectively. State income taxes of approximately $20,000 and $78,000 were paid in 1998 and 1997, respectively.

     For the three months ended March 31, 1998, the Company spun-off certain assets to Legacy in the form of a dividend and note receivable as described in Note 4. Additionally, when Legacy ceased to be a wholly-owned subsidiary of the Company, deposits and other assets of $19,926,000 and notes payable of $19,926,000 were no longer consolidated with the Company accounts. Also in 1998, 2,473,620 Preferred A Shares were converted into 2,373,006 of the Company's common shares and $108,000 of ERP units were converted into the Company's common shares.

     In 1997, the Company acquired real estate of $2,055,000 without the use of cash by retiring notes receivable. Also, limited partners of ERP converted $1,196,000 of units into common shares of the Company.

11.  MINIMUM FUTURE RENTALS:

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

     Minimum future rental revenue for the next five years for the commercial real estate currently owned at March 31, 1998 and subject to noncancelable operating leases is as follows (in thousands):


YEAR
----
1998, remaining nine months       $ 73,330
1999                                89,017
2000                                82,347
2001                                74,467
2002                                66,891
Thereafter                         565,270

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

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

Rental revenue and expense reimbursements increased $17.2 million, or 117% to $31.9 million in the three months ended March 31, 1998 from $14.7 million in the three months ended March 31, 1997. The increase is primarily due to the Company's 30 properties acquired in 1997 that accounted for approximately $13.5 million in rental revenue and expense reimbursements. The 1998 operating results also reflect the consolidation of the operating partnership, Excel Realty Partners, L.P. ("ERP") . Had ERP been consolidated in the three months ended March 31, 1997, rental revenues and expense reimbursements would have increased by $2.8 million. Additionally, two shopping centers acquired in 1998 accounted for $0.8 million. The remaining increase relates to a net increase in rents from its existing properties net of five single tenant properties that were sold in 1997 and 1998.

Interest income increased $1.7 million, or 49% to $5.2 million in 1998 from $3.5 million in 1997. This increase is primarily related to additional notes receivable issued during the period. The Company's outstanding notes receivable were $136.7 million at March 31, 1998 compared to $89.3 million at March 31, 1997, an increase of $47.4 million or 53%. This increase includes a net increase in loans of $20.2 million made to ERT Development Corporation ("EDV") to facilitate the development of various development projects. Also, $32.4 million of loans at March 31, 1998 were to Excel Legacy Corporation ("Legacy") relating to the spin-off of certain assets and other advances.

Other income in the three months ended 1998 was $0.1 million that was primarily related to a foreign currency exchange gain on a note receivable in Canadian dollars. In 1998 the Company received development fees from EDV in the amount of $2.9 million. This was offset by the equity loss from EDV of $3.3 million and included in other property expenses. In the three months ended March 31, 1997 other income of $2.0 million related primarily to $1.9 million of development fees that were received from EDV. This was offset by a $0.1 million foreign currency exchange loss.

Interest expense increased $3.5 million or 81% to $7.8 million in 1998 from $4.3 million in 1997. The increase primarily relates to additional debt related to property acquisitions, the consolidation of ERP and the issuance of $75.0 million senior notes in October 1997. The outstanding mortgages payable, capital leases, senior notes and notes payable were $362.7 million at March 31, 1998 compared to $156.0 million at March 31, 1997.

Depreciation and amortization expenses increased $2.0 million or 97% in 1998 when compared to the three months ended March 31, 1997. This primarily related to the acquisition of buildings which increased from $312.8 million at March 31, 1997 to $601.5 million at March 31, 1998.

Property taxes, repairs and maintenance, and other property expenses totaled $6.7 million in 1998 compared to $2.4 million in 1996. This increase primarily relates to property acquisitions made in 1997 and 1998, in addition to the consolidation of ERP. The increase in expenses was offset partially by an increase in expense reimbursements of $3.6 million. General and administrative expenses increased by $0.7 million in 1998 from 1997 which was an decrease as a percentage of total revenues from 5.2% to 4.6%. This is partially attributable to the consolidation of ERP whose total revenues were consolidated with the Company accounts in 1998 and economies of scale achieved from the growth of the Company from property acquisitions.

Net income increased $6.1 million, or 59% to $16.4 million in the three months ended March 31, 1998 from $10.3 million for the three months ended March 31, 1997. Distributions per share increased to $0.50 for the three months ended March 31, 1998 from $0.46 for the same period in 1997.

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

The Company also has outstanding 2,126,380 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares"). The Preferred A Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred A Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price of $24.13 per share. On or after February 5, 2002, the Preferred A Shares are redeemable by the Company at $25.00 per share in either shares of common stock or cash at the Company's election. The Preferred A Shares rank senior to the Company's common stock and are on a parity with the Preferred B Shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company. In March 1998, 2,473,620 Preferred A Shares were converted into common shares. There and 2,126,380 Preferred A Shares outstanding at March 31, 1998.

In October 1997, the Company issued $75.0 million of 6.875% Senior Notes due 2004 (the " Senior Notes"). The effective interest rate on the Senior Notes is 6.982% (6.875% coupon with proceeds before underwriting discount of $74.6 million). Interest on the Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

The Company has an unsecured revolving credit facility for up to $250.0 million from a group of banks (the "Credit Facility") which carries an interest rate of LIBOR plus 1.20%. The actual amount available to the Company is dependent on covenants such as the value of unencumbered assets and certain ratios. The Credit Facility expires March 2000. The outstanding balance at May 13, 1998 was $7.6 million.

In 1995, EDV was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income from cash flows, if any. Cash requirements to facilitate EDV transactions have primarily been obtained through borrowings from the Company and are expected to continue in the future. Interest and principal payments are repaid to the Company as excess cash is available which is primarily expected to occur when development projects are completed and sold. The Company has guaranteed $45 million of an $100 million construction loan related to a retail development project in Orlando, Florida. The project is expected to be completed in August 1998.

In September 1997, the Company established $25.7 million in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $16.9 million at March 31, 1998 carry interest at 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of certain real estate or seven years. The Company has also guaranteed $5,000,000 related to a line of credit agreement between a bank and a third party developer. The Company is entitled to 50% of profits generated by certain projects related to this agreement.

In March 1998, the Company spun off Legacy, a newly-formed corporation which was a wholly-owned subsidiary of the Company (the "Spin-off"). Legacy was organized to create and realize value by identifying and making opportunistic real estate investments which are not restricted by REIT tax laws or influenced by the Company's objectives of increasing cash flows and maintaining certain leverage ratios. Prior to the Spin-off, EDV transferred four notes receivable, a land parcel, a leasehold interest in a parcel of land, an office building, a single tenant building, and certain other assets to the Company for a total consideration of approximately $38,112,000 for which the Company reduced the note receivable from EDV. The Company contributed to Legacy, the above assets from EDV, together with ten single tenant properties owned by the Company with a book value of approximately $45,747,000, certain other net assets of approximately $1,158,000, and a property held with a book value of $14,525,000, in exchange for 23,412,580 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $33,878,000, and issuance of a note payable from Legacy to the Company in the amount of $26,402,000.
The note payable to Legacy was repaid in April 1998.

The Spin-off took place through a dividend distribution to the Company's common stockholders, of all Legacy common stock (23,412,580 shares) held by the Company. The distribution consisted of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. No gain was recognized by the Company for book purposes on the distribution of $39,262,000. For tax purposes, the Company recognized a gain of $16,694,000 as the distribution was a taxable event and the assets and liabilities were transferred at fair market value. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. Upon completion of the Spin-off, Legacy ceased to be a wholly-owned subsidiary of the Company and began operating as an independent public company.

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

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate sales (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs, loan costs written off, and other non-recurring items. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes, however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended March 31, 1998 and 1997 (in thousands):


                                                       1998               1997
                                                     --------           --------
Net income                                           $ 16,359           $ 10,310
Depreciation:
  Buildings                                             3,916              1,981
  Tenant improvements                                     150                 88
  From equity investments                                  48                  3
Amortization (a):
  Organization costs                                        4                  1
  Leasing commissions                                      61                 49
Minority interest (b)                                     404                 --
Preferred dividends (c)                                (3,051)                --
Loan costs written off                                     --                 75
(Gain) loss on sale of buildings:
  Excel Realty Trust, Inc.                                 24                 --
  From equity investments                                 (69)                --
                                                     --------           --------

Funds from operations                                $ 17,846           $ 12,507
                                                     ========           ========

Other Information:
  Leasing commissions paid                           $    204           $     40
  Tenant improvements paid                                171                248
  Building improvements paid
    (Capitalized parking lots, roofs, etc.)               217                115


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

(c) These amounts relate to the Preferred B shares which are not convertible to the Company's common stock.

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

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, the following risks:

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

Reliance on Major Tenants. As of March 31, 1998, the Company's two largest tenants were Kmart Corporation and Wal-Mart Stores, Inc. whose scheduled ABR accounted for approximately 11.1% and 9.5%, respectively, of the Company's total scheduled ABR. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. As of March 31, 1998, directors and executive officers of the Company beneficially owned approximately 10.9% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

           27.1   Financial Data Schedule

     (b)  Reports on Form 8-K

           A Current Report on Form 8-K, dated January 14, 1998, was filed with the Commission regarding the Company's offering of 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 1998             EXCEL REALTY TRUST, INC.
                                (Registrant)


                                By:  /s/ Gary B. Sabin
                                     -------------------------------
                                     Gary B. Sabin
                                     President


                                By:  /s/ David A. Lund
                                     David A. Lund
                                     Principal Financial Officer