Form 10-Q
period 1998-06-30
EXCEL REALTY TRUST INC
filed 1998-08-14
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                Commission File Number:
     JUNE 30, 1998                                             1-12244
 ----------------------                                -----------------------


                            EXCEL REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                       33-0160389
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                      Identification Number)

   16955 VIA DEL CAMPO, SUITE 110           SAN DIEGO, CALIFORNIA  92127
--------------------------------------------------------------------------------
         (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (619) 485-9400
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

                            (1)  Yes [X]    No [ ]

                            (2)  Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 13, 1998
----------------------------                ------------------------------
Common stock, $.01 par value                          23,440,338

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                      INDEX

                                    FORM 10-Q

                                   ----------


                                                                                                               PAGE

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Consolidated Balance Sheets
              June  30, 1998 (Unaudited)
              December 31, 1997 ................................................................................ 3

           Consolidated Statements of Income
              Three Months Ended June 30, 1998 (Unaudited)
              Three Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1998 (Unaudited)
              Six Months Ended June 30, 1997 (Unaudited)........................................................ 4

           Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 1998 (Unaudited)
              Six Months Ended June 30, 1997 (Unaudited)........................................................ 5

           Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1998 (Unaudited)
              Six Months Ended June 30, 1997 (Unaudited)........................................................ 6

           Notes to Consolidated Financial Statements (Unaudited)............................................... 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................................17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................24

PART II.  OTHER INFORMATION ....................................................................................24

     Item 4.  Submission of Matters to a Vote of Security Holders...............................................24

     Item 6.  Exhibits and Reports on Form 8-K..................................................................24

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   ----------


                                                                                           JUNE 30,
                                                                                              1998             DECEMBER 31,
                                                                                          (UNAUDITED)              1997
                                                                                         ------------          ------------
                                     ASSETS

Real estate:
    Land                                                                                 $    319,839          $    307,995
    Buildings                                                                                 619,738               617,523
    Accumulated depreciation                                                                  (37,444)              (33,936)
                                                                                         ------------          ------------
      Net real estate                                                                         902,133               891,582

Cash                                                                                           63,472                18,426
Escrow and other cash deposits                                                                  3,478                20,814
Accounts receivable, less allowance for bad debts of
    $1,612 and $1,896 in 1998 and 1997, respectively                                            2,974                 4,577
Notes receivable from affiliates                                                               66,616                90,124
Notes receivable - other                                                                       30,975                27,953
Interest receivable                                                                             9,052                12,867
Loan acquisition costs                                                                          2,912                 2,993
Other assets                                                                                    5,711                 6,861
                                                                                         ------------          ------------

                                                                                         $  1,087,323          $  1,076,197
                                                                                         ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgages payable                                                                    $    239,363          $    243,664
    Notes payable                                                                              66,398               168,894
    Senior notes payable                                                                       75,000                75,000
    Capital leases                                                                             27,229                26,850
    Accounts payable and accrued liabilities                                                   10,019                10,135
    Deferred rental income                                                                      4,046                 2,662
    Other liabilities                                                                           4,690                 4,490
                                                                                         ------------          ------------

    Total liabilities                                                                         426,745               531,695
                                                                                         ------------          ------------

Minority interests in partnership                                                              41,249                41,986
                                                                                         ------------          ------------

Commitments and contingencies                                                                      --                    --

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized, 4,600,000 shares designated as 8 1/2% Series A Cumulative Convertible Preferred,
       2,126,380 and 4,600,000 shares outstanding in 1998 and 1997, respectively; Depository shares of 6,300,000 each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred,
       630,000 and 0 outstanding in 1998 and 1997, respectively                                    28                    46
    Common stock, $.01 par value, 100,000,000 shares authorized,
       23,432,223 and 20,999,634 shares issued and outstanding
       in 1998 and 1997, respectively                                                             234                   210
    Additional paid-in capital                                                                661,260               507,866
    Accumulated distributions in excess of net income                                         (42,193)               (5,606)
                                                                                         ------------          ------------

                  Total stockholders' equity                                                  619,329               502,516
                                                                                         ------------          ------------

                                                                                         $  1,087,323          $  1,076,197
                                                                                         ============          ============


                     The accompanying notes are an integral
                        part of the financial statements.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                       -----------------------------         -----------------------------
                                                           1998               1997               1998               1997
                                                       ----------         ----------         ----------         ----------

Revenue:
    Rental revenue                                     $   26,009         $   16,725         $   52,634         $   29,771
    Expense reimbursements                                  5,607              2,160             10,852              3,758
    Interest                                                4,200              3,671              9,410              7,200
    Other                                                     401                905                611              3,055
                                                       ----------         ----------         ----------         ----------

       Total revenue                                       36,217             23,461             73,507             43,784
                                                       ----------         ----------         ----------         ----------

Operating expenses:
    Interest                                                7,062              5,514             14,886              9,835
    Depreciation and amortization                           4,098              2,648              8,248              4,758
    Property taxes                                          2,786              1,254              5,779              2,117
    Repairs and maintenance                                 1,978                961              3,831              1,705
    Other property expenses                                 1,572                819              3,200              1,625
    General and administrative                              1,912              1,297              3,614              2,347
    Other                                                     526                 --                879                119
                                                       ----------         ----------         ----------         ----------

       Total operating expenses                            19,934             12,493             40,437             22,506
                                                       ----------         ----------         ----------         ----------

    Income before real estate sales, minority
       interest, and other items                           16,283             10,968             33,070             21,278

Minority interest                                            (407)               (70)              (812)               (70)
Gain on sale of real estate                                   309                293                286                293
Merger costs                                                 (707)                --               (707)                --
                                                       ----------         ----------         ----------         ----------

       Net income                                      $   15,478         $   11,191         $   31,837         $   21,501
                                                       ==========         ==========         ==========         ==========

Basic net income per common share                      $     0.46         $     0.48         $     0.98         $     0.96
                                                       ==========         ==========         ==========         ==========

Diluted net income per common share                    $     0.44         $     0.47         $     0.93         $     0.92
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   ----------


                                                                                                        ACCUMULATED
                                                                                          ADDITIONAL   DISTRIBUTIONS       TOTAL
                                         PREFERRED STOCK             COMMON STOCK           PAID-IN     IN EXCESS OF   STOCKHOLDERS'
                                      NUMBER         AMOUNT      NUMBER        AMOUNT       CAPITAL      NET INCOME       EQUITY
                                    ----------     ----------  ----------    ----------   ----------   -------------   -------------
SIX MONTHS ENDED JUNE 30, 1998:

Balance at January 1, 1998           4,600,000     $       46  20,999,634    $      210   $  507,866     $   (5,606)    $  502,516
Issuance of preferred stock            630,000              6          --            --      157,494             --        157,500
Preferred stock converted to
  common stock                      (2,473,620)           (24)  2,373,006            24           --             --             --

Issuance of common stock                    --             --      59,583            --        1,240             --          1,240
Selling expenses                            --             --          --            --       (5,340)            --         (5,340)
Net income                                  --             --          --            --           --         31,837         31,837
Distributions declared                      --             --          --            --           --        (68,424)       (68,424)
                                    ----------     ----------  ----------    ----------   ----------     ----------     ----------
Balance at June 30, 1998             2,756,380     $       28  23,432,223    $      234   $  661,260     $  (42,193)    $  619,329
                                    ==========     ==========  ==========    ==========   ==========     ==========     ==========


SIX MONTHS ENDED JUNE 30, 1997:

Balance at January 1, 1997                  --     $       --  18,231,089    $      182   $  324,229     $  (11,757)    $  312,654
Issuance of preferred stock          4,600,000             46          --            --      114,954             --        115,000
Issuance of common stock                    --             --     146,355             2        3,164             --          3,166
Selling expenses                            --             --          --            --       (3,664)            --         (3,664)
Net income                                  --             --          --            --           --         21,501         21,501
Distributions declared                      --             --          --            --           --        (18,284)       (18,284)
                                    ----------     ----------  ----------    ----------   ----------     ----------     ----------
Balance at June 30, 1997             4,600,000     $       46  18,377,444    $      184   $  438,683     $   (8,540)    $  430,373
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)
                                   ----------


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  -----------------------------
                                                                     1998                1997
                                                                  ---------           ---------
Cash flows from operating activities:
   Net income                                                     $  31,837           $  21,501
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                                 8,240               4,743
         (Income) loss from affiliates                                3,363                (946)
         Provision for bad debts                                        819                 465
         Minority interests in income of partnership                    812                  70
         Amortized loan costs and leasing commissions                   573                 618
         Foreign currency loss                                          329                 107
         Gain on sale of real estate                                   (286)               (293)
         Loan costs written off                                          --                 664
      Change in accounts receivable                                     785                 401
      Change in other assets                                          1,219              (4,034)
      Change in accounts payable                                        221                 454
      Change in other liabilities                                     1,468                 988
                                                                  ---------           ---------

               Net cash provided by operating activities             49,380              24,738
                                                                  ---------           ---------

Cash flows from investing activities:
   Real estate acquisitions and building improvements               (78,439)            (60,060)
   Principal payments on notes receivable                            53,822              10,945
   Advances for notes receivable                                    (46,587)            (25,297)
   Escrow deposits                                                   (2,671)               (431)
   Proceeds from real estate sales                                    2,617               1,401
   Other                                                                 --                 355
                                                                  ---------           ---------

               Net cash used in investing activities                (71,258)            (73,087)
                                                                  ---------           ---------

Cash flows from financing activities:
   Principal payments of mortgages and notes payable               (180,774)           (102,737)
   Issuance of preferred stock                                      157,500                  --
   Proceeds from notes payable                                      125,758              57,807
   Distributions paid                                               (29,160)            (18,284)
   Selling and offering costs                                        (5,340)             (3,664)
   Minority interest distributions                                   (1,733)                 --
   Issuance of common stock                                           1,240             116,934
   Loan costs paid                                                     (567)             (1,191)
                                                                  ---------           ---------

               Net cash provided by financing activities             66,924              48,865
                                                                  ---------           ---------

               Net increase in cash                                  45,046                 516

Cash at January 1                                                    18,426               5,038
                                                                  ---------           ---------

Cash at June 30                                                   $  63,472           $   5,554
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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a normal recurring nature. Certain reclassifications have been made to the consolidated financial statements for the periods ended June 30, 1997 and at December 31, 1997 in order to conform with the current period presentation. These financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's December 31, 1997 Annual Report on Form 10-K.

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

      On April 1, 1997 the Company began consolidating the accounts of Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"), when the Company converted its loans into an equity investment in ERP. Prior to April 1, 1997, the Company accounted for ERP on the equity method of accounting . The Company uses the equity method to account for its investment in ERT Development Corporation ("EDV"), a Delaware corporation (Note 5).

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

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

      REVENUE RECOGNITION

      Base rental revenue is recognized on the straight-line basis, which averages annual minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. Prior to May 22, 1998, these percentage rents were recorded on the accrual basis over the course of the year. On May 22, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus decision on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. This change in accounting policy did not have a significant effect on the accompanying financial statements. Percentage rents are included on the Consolidated Statements of Income in rental revenue. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Income as expense reimbursements.

      NET INCOME PER COMMON SHARE

      The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), exercise of stock options and potential conversion of ERP limited partner units. All prior period earnings per share amounts have been restated to comply with SFAS No. 128 (Note 10).

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


2.    BUSINESS COMBINATION:

      In May 1998, the Company signed a merger agreement with New Plan Realty Trust, a Massachusetts business trust, ("New Plan"), providing for the merger of a wholly-owned subsidiary of the Company with and into New Plan, with New Plan surviving as a wholly-owned subsidiary of the Company. The merger is subject to certain closing conditions and shareholder approval of both companies at special stockholders' meetings which are anticipated to be held separately on September 25, 1998.

3.    REAL ESTATE:

      ACQUISITIONS

      In the six months ended June 30, 1998, the Company acquired four shopping centers located in California (2), Nevada, and Tennessee. The total cost of these properties was approximately $79,283,000 of which the Company assumed $2,024,000 of mortgage debt. In July 1998, the Company acquired an additional ten properties for approximately $116,200,000 and assumed approximately $42,000,000 of mortgage debt with interest rate of 8.85% per annum.

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

      SALES

      In the six months ended June 30, 1998 and 1997, the Company sold two single tenant properties for $2,617,000, and one single tenant property for proceeds of $1,401,000 in each respective period. Gains of $286,000 and $293,000 were recognized on the sales in 1998 and 1997, respectively.

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

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


4.    NOTES RECEIVABLE:

      The Company had the following notes receivable at June 30, 1998 and December 31, 1997:

                                                                        1998              1997
                                                                     ----------        ----------
                                                                            (IN THOUSANDS)

Notes from EDV, interest at 14% per annum, collateralized
by EDV assets.  Due on demand                                        $   66,616        $   90,124

Notes from development companies, interest from 11% to 12%
per annum.  Maturity dates vary upon the completion of
certain properties                                                       18,970            15,599

Note from a development company, interest at 25% per annum,
payable in Canadian dollars.  Due 2003                                   10,906            11,235

Other                                                                     1,099             1,119
                                                                     ----------        ----------
            Total notes receivable                                   $   97,591        $  118,077
                                                                     ==========        ==========

      Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $1,355,000 and $7,628,000 at June 30, 1998 and December 31, 1997,
      respectively.

      The Company has made loans totaling $16,050,000 Canadian dollars ($10,906,000 U.S. dollars at June 30, 1998) to a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on Bay", and an adjacent land parcel in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the building.

      In 1997 the Company established $25,680,000 in credit facilities to certain developers. The outstanding amounts on the credit facilities of $18,470,000 carry interest of 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of real estate or seven years.

5.    INVESTMENTS:

      EXCEL REALTY PARTNERS, L.P.

      In 1995, ERP was formed to own and manage certain real estate properties. The Company is the sole general partner of ERP. The general partner is entitled to receive 99% of net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. On April 1, 1997, loans and related interest payable in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, the Company began consolidating the accounts of ERP which were previously accounted for on the equity method. Had the Company converted its notes and related interest receivable from ERP on January 1, 1997, net income for the six months ended June 30, 1997 would have been decreased by $243,000 and net income per share would have decreased by $0.01 for both the basic and diluted calculations.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


5.    INVESTMENTS, CONTINUED:

      Properties held by ERP have been contributed to ERP in exchange for limited partnership units (which may be converted to Company common shares at stipulated prices) and cash. At June 30, 1998, there were 2,828,790 limited partner units outstanding of which the Company owned 1,152,121 units. Quarterly distributions approximate $885,000 for limited partner units held by third parties at June 30, 1998.

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

                                                                            JUNE 30,        DECEMBER 31,
                                                                              1998              1997
                                                                          ------------      ------------
                                                                                  (IN THOUSANDS)
      BALANCE SHEETS
        Notes receivable from developers, interest at 10% to 20%          $     55,100      $     79,400
        Net real estate and other assets                                        13,300            25,500
                                                                          ------------      ------------
          Total assets                                                    $     68,400      $    104,900
                                                                          ============      ============

        Notes payable to Excel Realty Trust, Inc.                         $     66,600      $     90,100
        Other liabilities                                                        1,600            11,200
                                                                          ------------      ------------
          Total liabilities                                                     68,200           101,300
        Total stockholders' equity                                                 200             3,600
                                                                          ------------      ------------
          Total liabilities and stockholders' equity                      $     68,400      $    104,900
                                                                          ============      ============


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                        ----------------------------        ----------------------------
                                                           1998              1997              1998              1997
                                                        ----------        ----------        ----------        ----------
      STATEMENTS OF INCOME
        Total revenues                                  $    2,700        $    3,700        $    6,400        $    7,200
        Interest expense to Excel Realty Trust, Inc.        (2,500)           (2,100)           (5,700)           (3,700)
        Fees paid to Excel Realty Trust, Inc.                   --              (100)           (2,900)           (2,000)
        Other expenses                                        (300)             (700)           (1,200)             (900)
                                                        ----------        ----------        ----------        ----------
          Net income (loss)                             $     (100)       $      800        $   (3,400)       $      600
                                                        ==========        ==========        ==========        ==========


      EDV's receivables include loans of approximately $23,835,000 made to a joint venture partnership under a loan commitment related to a retail development project in Florida. The joint venture has a construction loan which is expected to total approximately $100,000,000 of which $45,000,000 is guaranteed by the Company.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


5.    INVESTMENTS, CONTINUED:

      EXCEL LEGACY CORPORATION

      In March 1998, the Company spun off Excel Legacy Corporation (" Legacy"), a newly-formed corporation which was a wholly-owned subsidiary of the Company (the "Spin-off"). Prior to the Spin-off, EDV transferred four notes receivable, a land parcel, a leasehold interest in a parcel of land, an office building, a single tenant building, and certain other assets to the Company for a total consideration of approximately $38,112,000 for which the Company reduced its note receivable from EDV. The Company contributed to Legacy, the above assets from EDV, together with ten single tenant properties owned by the Company with a book value of approximately $45,747,000, certain other net assets of approximately $1,158,000, and a property held for sale with a book value of $14,525,000, in exchange for 23,412,580 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $33,878,000, and issuance of a note payable from Legacy to the Company in the amount of $26,402,000. This note was repaid in April 1998.

      The Spin-off took place through a dividend distribution to the Company's common stockholders, of all Legacy common stock (23,412,580 shares) held by the Company. The distribution consisted of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. No gain was recognized by the Company for book purposes on the distribution of $39,262,000. For tax purposes, the Company recognized a gain of $16,377,000 as the distribution was a taxable event and the assets and liabilities were transferred at fair market value. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. Upon completion of the Spin-off, Legacy ceased to be a wholly-owned subsidiary of the Company and began operating as an independent public company.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


6.    MORTGAGES PAYABLE:

      The Company had the following mortgages payable at June 30, 1998 and December 31, 1997:


                                                                                  1998             1997
                                                                             ------------      ------------
                                                                                     (IN THOUSANDS)
      Mortgage notes at 3.1% to 10%, payable in installments
         through 2021 (monthly payments at June 30, 1998 of $2,087):
           Insurance companies                                               $    117,879      $    125,377
           Banks                                                                  107,391            77,467
           Bonds                                                                   14,093            40,820
                                                                             ------------      ------------
           Total mortgages payable                                           $    239,363      $    243,664
                                                                             ============      ============

      The principal payments required to be made on mortgages payable are as follows (in thousands):

                YEAR
                ----
               1998, remaining six months                                                  $  11,088
               1999                                                                           49,911
               2000                                                                           21,634
               2001                                                                           22,364
               2002                                                                            5,131
               Thereafter                                                                    129,235
                                                                                           ---------
                                                                                           $ 239,363
                                                                                           =========

      Two mortgage notes totaling $8,217,000 were repaid in July and August 1998. These notes carried interest rates of 9.75% and 8.75%.

7.    CAPITAL LEASES:

      In 1997, the Company acquired a leasehold interest in three shopping centers in California ("Master Leased Centers"). The term of the leases is thirty-four years and the monthly lease payments are approximately $204,000. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at a fixed price at various times during the terms of the respective leases. The owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurrence of certain events. There are no principal payments due on the leases until a Master Leased Center is acquired.

8.    SENIOR NOTES PAYABLE:

      In 1997, the Company issued $75,000,000 of 6.875% Senior Notes due 2004 (the "Senior Notes"). The effective rate on the Senior Notes is 6.982% (6.875% coupon with proceeds before the underwriting discount of $74,561,000). Interest on the Senior Notes is payable semi-annually on April 15 and October 15 of each year.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


9.    NOTES PAYABLE:

      The Company had the following notes payable at June 30, 1998 and December 31, 1997:

                                                                         1998              1997
                                                                     ------------      ------------
                                                                             (IN THOUSANDS)

Unsecured credit agreement of $250,000, interest
at LIBOR +1.20% (6.9% at June 30, 1998)                              $     66,000      $    148,572

Unsecured loan payable to a financial institution, interest
at 8.75%                                                                       --            19,926

Other                                                                         398               396
                                                                     ------------      ------------
     Total notes payable                                             $     66,398      $    168,894
                                                                     ============      ============

      The Company has a two-year revolving credit facility of up to $250,000,000 in unsecured advances from a group of banks. The facility expires March 31, 2000 and bears an interest rate based upon the credit rating of the Company. The Company's senior unsecured credit is currently rated Baa3 and BBB- from Moody's Investor Service and Standard and Poor's Corporation, respectively. Accordingly, the interest rate on the credit facility is 1.2% over LIBOR.

      The Company has guaranteed $5,000,000 related to a line of credit agreement between a bank and a third party developer. The Company is entitled to 50% of profits generated by certain projects related to this agreement.

10.   CAPITAL STOCK:

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

      In February 1997, the Company issued 4,600,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock at $25.00 per share (the "Preferred A Shares"). The Preferred A Shares are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $24.13 (after giving effect to the spin-off of Legacy). Net proceeds of approximately $111,550,000 were used to repay the Company's notes payable, purchase properties and for general corporate purposes. In March 1998, 2,473,620 Preferred A Shares were converted into common shares.

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


10.   CAPITAL STOCK, CONTINUED:

      DISTRIBUTIONS

      In April and January, quarterly distributions of $0.50 per share in 1998 and $0.46 per share in 1997 were paid to common stockholders. In April 1998, January 1998 and April 1997, $0.53, $0.53 and $0.32 ($2.125 per
      annum) was paid to the holders of the Preferred A Shares, respectively. In April 1998, $0.48 was paid to the holders of the Preferred B Shares. For both the six months ended June 30, 1998 and 1997, none of the cash distributions received by common stockholders were considered to be a return of capital for tax purposes. In March 1998, the Company distributed to the common stockholders, the shares of Legacy with a per share book value and tax value of $1.68 and $2.39, respectively.

      EARNINGS PER SHARE (EPS)

      In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                             JUNE 30,
                                                      1998               1997               1998               1997
                                                   ----------         ----------         ----------         ----------
 BASIC EPS

 NUMERATOR:
    Net income                                     $   15,478         $   11,191         $   31,837         $   21,501
    Preferred dividends                                (4,665)            (2,444)            (9,737)            (3,910)
                                                   ----------         ----------         ----------         ----------
                                                   $   10,813         $    8,747         $   22,100         $   17,591
                                                   ==========         ==========         ==========         ==========
  DENOMINATOR:
    Weighted average of common
      shares outstanding                               23,429             18,348             22,613             18,306
                                                   ==========         ==========         ==========         ==========

  EARNINGS PER SHARE:                              $     0.46         $     0.48         $     0.98         $     0.96
                                                   ==========         ==========         ==========         ==========

DILUTED EPS

  NUMERATOR:
    Net income                                     $   15,478         $   11,191         $   31,837         $   21,501
    Preferred dividends                                (4,665)            (2,444)            (9,737)            (3,910)
    Adjustments for ERP third party units                 408                 70                812               (145)
                                                   ----------         ----------         ----------         ----------
    Net income available to common shares          $   11,221         $    8,817         $   22,912         $   17,446
                                                   ==========         ==========         ==========         ==========

  DENOMINATOR:
    Weighted average of common
      shares outstanding                               23,429             18,348             22,613             18,306
    Effect of diluted securities:
      Common stock options and warrants                   350                218                350                218
      ERP third party units                             1,773                391              1,772                391
                                                   ----------         ----------         ----------         ----------
                                                       25,552             18,957             24,735             18,915
                                                   ==========         ==========         ==========         ==========

  EARNINGS PER SHARE:                              $     0.44         $     0.47         $     0.93         $     0.92
                                                   ==========         ==========         ==========         ==========

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


10.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      The amounts paid for interest during the six months ended June 30, 1998 and 1997 were approximately $14,576,000 and $7,401,000, respectively. State income taxes of approximately $20,000 and $78,000 were paid in 1998 and 1997, respectively.

      In 1998, the Company spun-off certain assets to Legacy in the form of a dividend and note receivable as described in Note 5. Additionally, when Legacy ceased to be a wholly-owned subsidiary of the Company, deposits and other assets of $19,926,000 and notes payable of $19,926,000 were no longer consolidated with the Company accounts. In the six months ended June 30, 1998, 2,473,620 Preferred A Shares were converted into 2,373,006 of the Company's common shares and $108,000 of ERP units were converted into the Company's common shares. Also in 1998, the Company assumed $2,024,000 in mortgages payable in conjunction with a shopping center acquisition.

      In the six months ended June 30, 1997, the Company acquired real estate of $72,546,000 without the use of cash by issuing $28,424,000 of ERP limited partner units, assuming $26,656,000 of capitalized leases and $14,363,000 of mortgages payable, and retiring notes receivable of $3,103,000. On April 1, 1997, the Company began consolidating the accounts of ERP when notes and related interest receivables in the amount of $23,427,000 from the Company to ERP were converted into limited partnership interests in ERP. Upon this transaction, ERP assets of $81,600,000 (including cash of $355,000) and liabilities of $52,263,000 (net of payables to the Company) were consolidated with the Company's accounts. Also in 1997, the Company redeemed $1,196,000 of ERP limited partnership units by issuing common stock.

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

      Minimum future rental revenue for the next five years for the commercial real estate owned at June 30, 1998 and subject to noncancelable operating leases is as follows (in thousands):

                YEAR

                1998, remaining six months                 $ 50,746
                1999                                         93,513
                2000                                         86,816
                2001                                         80,224
                2002                                         71,478
                Thereafter                                  596,452

                    EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED, CONTINUED

                                   ----------


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

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997.

Rental revenue and expense reimbursements increased $12.7 million, or 67% to $31.6 million in the three months ended June 30, 1998 from $18.9 million in the three months ended June 30, 1997. The increase is primarily due to the Company's 30 properties acquired in 1997 that accounted for approximately $12.1 million more revenues during the three month period in 1998 than in 1997. Additionally, four shopping centers acquired in 1998 accounted for $1.3 million of revenues in 1998. The increase is also partially attributable to a net increase in rents from its existing properties. In March 1998, the Company transferred certain assets to Excel Legacy Corporation ("Legacy") which was spun off as a separate company. Included in these assets were ten single tenant properties that accounted for $1.2 million in revenues in the three months ended June 30, 1997. The Company also sold seven single tenant properties in 1998 and 1997.

On May 22, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus decision on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. The EITF consensus is effective May 22, 1998 and requires the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. Net income was not significantly affected in the quarter ended June 30, 1998 by this consensus. The Company believes the impact of this consensus will be to decrease percentage rentals in the year ending December 31, 1998 by approximately $0.2 million. Annual percentage rents after the current year should not change significantly from past percentage rentals. The amount of percentage rentals recognized in each quarter of subsequent fiscal years will differ from historical experience.

Interest income increased $0.5 million, or 14% to $4.2 million in 1998 from $3.7 million in 1997. This increase is primarily related to additional notes receivable issued during the period. The Company's outstanding notes receivable were $97.6 million at June 30, 1998 compared to $74.4 million at June 30, 1997, an increase of $23.2 million or 31%. This increase includes a net increase in loans of $5.5 million made to ERT Development Corporation ("EDV") to facilitate the development of various development projects. Also, $17.3 million in loans have been made to certain developers since June 30, 1997.

Other income in the three months ended June 30, 1998 was $0.4 million compared to $0.9 million in 1997. Other income in 1997 primarily related to the Company's equity interest in EDV's net income. In the three months ended June 30, 1998, EDV incurred a loss of $0.1 million and the Company's equity interest in EDV was included in other expenses.

Depreciation and amortization expenses increased $1.4 million or 54% in 1998 when compared to the three months ended June 30, 1997. This increase primarily related to the acquisition of buildings which increased from $463.4 million at June 30, 1997 to $619.7 million at June 30, 1998.

Interest expense increased $1.6 million or 29% to $7.1 million in the three months ended June 30, 1998 from $5.5 million in the three months ended June 30, 1997. This increase is primarily related to an increase in overall debt levels from the Company's growth. Debt from mortgages, notes and capital leases were $408.0 million at June 30, 1998 compared to $286.4 million at June 30, 1997. Of the debt at June 30, 1998, $58.0 million related to a borrowing from the Company's credit facility on June 30, 1998 for an acquisition of a property portfolio made on July 1, 1998.

Property taxes, repairs and maintenance, and other property expenses totaled $6.3 million in 1998 compared to $3.0 million in 1997. This increase relates primarily to property acquisitions made in 1997 and 1998. General and administrative expenses increased by $0.6 million in 1998 from 1997 which was a slight decrease as a percentage of total revenues from 5.5% to 5.3%. On March 19, 1998, the EITF reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. The Company has historically capitalized the direct internal costs of identifying and acquiring operating properties and, accordingly, realized an increase in general and administrative expense for the period of $0.1 million. The Company expects that this level of acquisition costs will continue in the near future.

Other expenses were $0.5 million in 1998 and related to a foreign currency loss of $0.4 million from a note receivable payable in Canadian dollars and $0.1 million related to the equity loss in EDV. In 1997, there was a currency gain of $12,000 and the equity interest in EDV resulted in a $0.6 million gain. Both items were included in other income in 1997.

Minority interest was $0.4 million in 1998 compared to $0.1 million in 1997. This increase relates to an increase in the number of properties owned by Excel Realty Partners, L.P. ("ERP"). In 1997, eight properties were contributed to ERP from third parties.

Merger costs totaled $0.7 million in the three months ended June 30, 1998. In May 1998, the Company signed a merger agreement with New Plan Realty Trust, a Massachusetts business trust ("New Plan"), providing for the merger of a wholly-owned subsidiary of the Company with and into New Plan, with New Plan surviving as a wholly-owned subsidiary of the Company. The merger is subject to certain closing conditions and shareholder approval of both companies at special meetings of stockholders which are anticipated to be held on September 25, 1998.

Net income increased $4.3 million, or 38% to $15.5 million in the three months ended June 30, 1998 from $11.2 million for the three months ended June 30, 1997. Distributions per share increased to $0.50 for the three months ended June 30, 1998 from $0.46 for the same period in 1997.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

Rental revenue and expense reimbursements increased $30.0 million, or 90% to $63.5 million in the six months ended June 30, 1998 from $33.5 million in the six months ended June 30, 1997. The increase is primarily due to the Company's 30 properties acquired in 1997 that accounted for approximately $25.2 million more revenues during the six month period 1998 than in 1997. The 1998 operating results also reflect the consolidation ERP as of April 1, 1997. Had ERP been consolidated for the full six months in 1997, rental revenues and expense reimbursements would have increased by $2.8 million. Additionally, four shopping centers acquired in 1998 accounted for $2.5 million of revenues in the 1998 period. The increase also relates to a net increase in rents from its existing properties. In March 1998, the Company transferred certain assets to Excel Legacy Corporation ("Legacy") which was spun off as a separate company. Included in these assets were ten single tenant properties that accounted for $1.2 million more revenues in 1997 than in 1998. The

Company also sold certain single tenant properties in 1998 and 1997.

Interest income increased $2.2 million, or 31% to $9.4 million in 1998 from $7.2 million in 1997. This increase is primarily related to additional notes receivable issued during the period.

Other income in the six months ended June 30, 1998 was $0.6 million compared to $3.1 million in 1997. In 1998, the Company received $2.9 million in fees from EDV and recognized a $3.4 million loss in EDV's operations. The net $0.5 million loss is included in other expenses. In 1997, the Company received $2.0 of development fees from EDV and $0.6 million in income from EDV's operations. This $2.6 million of income was included in other income in 1997. Additionally in 1997, the Company recognized $0.4 million related to its equity interest in ERP before it was consolidated with the Company.

Depreciation and amortization expenses increased $3.5 million or 73% in 1998 when compared to the six months ended June 30, 1997. This increase primarily related to the acquisition of buildings in 1997 and 1998.

Interest expense increased $5.1 million or 52% to $14.9 million in the six months ended June 30, 1998 from $9.8 million in the six months ended June 30, 1997. This increase is primarily related to additional debt related to property acquisitions, the consolidation of ERP and the issuance of $75.0 million of senior notes in October 1997.

Property taxes, repairs and maintenance, and other property expenses totaled $12.8 million in 1998 compared to $5.4 million in 1997. This increase relates primarily to property acquisitions made in 1997 and 1998 in addition to the consolidation of ERP on April 1, 1997. General and administrative expenses increased $1.3 million in 1998 from 1997 which was a decrease as a percentage of total revenues from 5.4% to 4.9%. This decrease is partially attributable to the consolidation of ERP whose total revenues were consolidated with the Company accounts in 1998 and economies of scale achieved from the growth of the Company from property acquisitions. The Company has expensed all internal costs of identifying and acquiring operating properties subsequent to March 19, 1998 which approximated $0.1 million during the period.

Other expenses were $0.9 million and related to a foreign currency loss of $0.4 million from a note receivable in Canadian dollars and $0.5 million related to the equity loss in EDV (net of fees received from EDV). In 1997, there was a currency loss of $0.1 million. The equity interest in EDV was a gain in 1997 and included in other income.

Minority interest was $0.8 million in 1998 compared to $0.1 million in 1997. This increase relates to an increase in the number of properties owned by ERP. In 1997, eight properties were contributed to ERP from third parties. Merger costs were $0.7 million in the six months ended June 30, 1998.

Net income increased $10.3 million, or 48% to $31.8 million in the six months ended June 30, 1998 from $21.5 million for the six months ended June 30, 1997. Distributions per share were $1.00 for the six months ended June 30, 1998 compared to $0.92 for the same period in 1997.

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

In May 1998, the Company signed a merger agreement with New Plan. The merger is subject to certain closing conditions and shareholder approval of both companies at special meetings of stockholders which are anticipated to be held on September 25, 1998. There can be no assurance that the merger will be approved or what effect, if any, the merger will have on the Company's financing strategies.

In April 1997, the Company filed with the Securities and Exchange Commission a $500 million shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depositary shares, common stock or warrants. Currently, approximately $197.5 million is available to the Company on this registration statement.

In January 1998, the Company issued 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the "Preferred B Shares"). The offering price was $25.00 per depositary share with an annual dividend equal to $2.15625 per share, payable quarterly. Net proceeds from the offering totaled approximately $152.5 million.

The Company also has outstanding 2,126,380 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares"). The Preferred A Shares have an annual distribution of $2.125 per share payable quarterly. The Preferred A Shares are convertible by the holder at any time into shares of the Company's common stock at a conversion price (which has been adjusted for the spinoff of Legacy) of $24.13 per share. On or after February 5, 2002, the Preferred A Shares are redeemable by the Company at $25.00 per share in either shares of common stock or cash at the Company's election. The Preferred A Shares rank senior to the Company's common stock and are on a parity with the Preferred B Shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company. In March 1998, 2,473,620 Preferred A Shares were converted into common shares.

In October 1997, the Company issued $75.0 million of 6.875% Senior Notes due 2004 (the " Senior Notes"). The effective interest rate on the Senior Notes is 6.982%. Interest on the Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

The Company has an unsecured revolving credit facility for up to $250.0 million from a group of twelve banks (the "Credit Facility") which carries an interest rate of LIBOR plus 1.20%. The actual amount available to the Company is dependent on covenants such as the value of unencumbered assets and certain ratios. The Credit Facility expires in March 2000. The outstanding balance at August 13, 1998 was $97.5 million.

In 1995, EDV was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares are entitled to receive dividends equal to 95% of net income from cash flows, if any. Cash requirements to facilitate EDV transactions have primarily been obtained through borrowings from the Company and are expected to continue in the future. Interest and principal payments are repaid to the Company as excess cash is available which is primarily expected to occur when development projects are completed and sold. The Company has guaranteed $45 million of a $100 million construction loan related to a retail development project in Orlando, Florida.

In September 1997, the Company established $25.7 million in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $18.5 million at June 30, 1998 carry interest at 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of certain real estate or seven years. The Company has also guaranteed $5.0 million related to a line of credit agreement between a bank and a third party developer. The Company is entitled to 50% of profits generated by certain projects related to this agreement.

In March 1998, the Company spun off Legacy, a newly-formed corporation which was a wholly-owned subsidiary of the Company (the "Spin-off"). Prior to the Spin-off, EDV transferred four notes receivable, a land parcel, a leasehold interest in a parcel of land, an office building, a single tenant building, and certain other assets to the Company for a total consideration of approximately $38,112,000 for which the Company reduced the note receivable from EDV. The Company contributed to Legacy the above assets from EDV, together with ten single tenant properties owned by the Company with a book value of approximately $45,747,000, certain other net assets of approximately $1,158,000, and a property held with a book value of $14,525,000, in exchange for 23,412,580 common shares of Legacy, assumption of debt by Legacy on the ten single tenant properties of approximately $33,878,000, and issuance of a note payable from Legacy to the Company in the amount of $26,402,000. The note payable to Legacy was repaid in April 1998.

The Spin-off took place through a dividend distribution to the Company's common stockholders, of all Legacy common stock (23,412,580 shares) held by the Company. The distribution consisted of one share of Legacy common stock for each share of the Company's common stock held on the record date of March 2, 1998. No gain was recognized by the Company for book purposes on the distribution of $39,262,000. For tax purposes, the Company recognized a gain of $16,377,000 as the distribution was a taxable event and the assets and liabilities were transferred at fair market value. The fair market value of the distribution was approximately $55,956,000 or $2.39 per share. Upon completion of the Spin-off, Legacy ceased to be a wholly-owned subsidiary of the Company and began operating as an independent public company.

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

The Company calculates funds from operations ("FFO") as net income before gain or loss on real estate sales (net of gain or loss on sales of undepreciated property), plus depreciation on real estate, amortization, amortized leasing commission costs, loan costs written off, and other non-recurring items. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. The Company believes, however, that to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with its net income as reductions for certain items are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The following information is included to show the items included in the Company's FFO for the three months ended June 30, 1998 and 1997 (in thousands):

                                                        1998               1997
                                                     ----------         ----------

Net income                                           $   15,478         $   11,191
Depreciation:
  Buildings                                               3,766              2,510
  Tenant improvements                                       242                 89
  From equity investments                                   168               (116)
Amortization (a):
  Organization costs                                          4                  3
  Leasing commissions                                        78                 51
Minority interest (b)                                       407                 --
Preferred dividends (c)                                  (3,396)                --
Loan costs written off                                       --                589
Merger costs                                                707                 --
Gain on sale of buildings:                                 (309)              (293)
                                                     ----------         ----------
Funds from operations                                $   17,145         $   14,024
                                                     ==========         ==========

Other Information:
  Leasing commissions paid                           $      246         $      108
  Tenant improvements paid                                   65                128
  Building improvements paid
    (Capitalized parking lots, roofs, etc.)                  20                144

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

(c) These amounts relate to the Preferred B Shares which are not convertible into the Company's common stock.

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

Reliance on Major Tenants. As of June 30, 1998, the Company's two largest tenants were Kmart Corporation and Wal-Mart Stores, Inc. whose scheduled ABR accounted for approximately 11.0% and 6.7%, respectively, of the Company's total scheduled ABR. The financial position of the Company and its ability to make distributions may be adversely affected by financial difficulties experienced by either of such tenants, or any other major tenant of the Company, including a bankruptcy, insolvency or general downturn in business of any such tenant, or in the event any such tenant does not renew its leases as they expire.

Control by Directors and Executive Officers. As of June 30, 1998, directors and executive officers of the Company beneficially owned approximately 10.9% of the Company's common stock. Accordingly, such persons should continue to have substantial influence over the Company and on the outcome of matters submitted to the Company's stockholders for approval.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   The Company held its Annual Meeting of Stockholders on May 28, 1998.

      (b)   Not applicable

      (c) The matters voted upon at the meeting and the votes cast with respect thereto were as follows:


                                                                                                   Broker
                                       For                Withheld           Abstentions         Non-votes
Election of directors:
  Richard B. Muir                   19,603,169              59,270                  --                  --
  John H. Wilmont                   19,603,308              59,131                  --                  --
Approval of
  Employee Plan:                    14,123,005           1,352,127             123,452           4,063,854

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits - 27.1 Financial Data Schedule

      (b)   Reports on Form 8-K

            A Current Report on Form 8-K, dated March 31, 1998 was filed with the Commission regarding the spin-off of Excel Legacy Corporation.

            A Current Report on Form 8-K, dated May 14, 1998, was filed with the Commission regarding the Agreement and Plan of Merger between the Company and New Plan Realty Trust.

            A Current Report on Form 8-K, dated May 26, 1998 was filed with the Commission regarding the Company's Stockholder Rights Plan.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1998           EXCEL REALTY TRUST, INC.
                                 -----------------------------------------------
                                 (Registrant)



                                 By: /s/ Gary B. Sabin
                                     -------------------------------------------
                                     Gary B. Sabin, President



                                 By: /s/ David A. Lund
                                     -------------------------------------------
                                     David A. Lund,  Principal Financial Officer