Form 10-Q
period 1998-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 1998-11-13
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM AUGUST 1, 1998 TO SEPTEMBER 30, 1998

Commission file number 1-12244


                        NEW PLAN EXCEL REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

                      (formerly Excel Realty Trust, Inc.)


           MARYLAND                                             33-0160389
(State or other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

              1120 Avenue of the Americas, New York, New York 10036
               (Address of Principal Executive Office) (Zip Code)

                                  212-869-3000
                          Registrant's Telephone Number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No_____

The number of shares of common stock outstanding as of November 12, 1998 was 88,237,368.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - UNAUDITED
                         TWO MONTHS ENDED SEPTEMBER 30,
                   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                                       1998               1997
                                                                     --------           --------
Revenues:

  Rental income and related revenues                                 $ 45,507           $ 38,481

  Interest and dividend income                                            563                625
                                                                     --------           --------

    Total revenues                                                     46,070             39,106
                                                                     --------           --------

Operating expenses:

  Operating costs                                                      10,263              9,991

  Real estate and other taxes                                           4,155              3,424

  Interest expense                                                      7,278              5,671

  Depreciation and amortization                                         5,857              4,921

  Provision for doubtful accounts                                       1,102                566
                                                                     --------           --------

    Total operating expenses                                           28,655             24,573

Administrative expenses                                                   512                417
                                                                     --------           --------

Income before gain/(loss) on

  Sale of real estate                                                  16,903             14,116

    Gain/(loss) on sale of real estate, net                                34                (67)
                                                                     --------           --------

Net income                                                             16,937             14,049

Unrealized (loss)/gain on securities reported at fair value              (103)                55
                                                                     --------           --------

Comprehensive income                                                 $ 16,834           $ 14,104
                                                                     ========           ========

Net income per share of common stock:

  Basic                                                              $    .26           $    .22
                                                                     ========           ========

  Diluted                                                            $    .26           $    .22
                                                                     ========           ========


See Notes to Consolidated Financial Statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               September 30,          July 31,
                                                                   1998                 1998
                                                               -----------           -----------
                                                               (Unaudited)

ASSETS

Real estate:

     Land                                                      $   543,996           $   272,176

     Buildings and improvements                                  2,257,927             1,180,562

     Less accumulated depreciation and amortization               (142,735)             (136,978)
                                                               -----------           -----------

                                                                 2,659,188             1,315,760

Cash and cash equivalents                                           12,242                26,284

Marketable securities                                                1,771                 1,787

Mortgages and notes receivable                                     123,845                13,878

Receivables:

     Trade and notes, net of allowance for doubtful
     accounts (September 30: $9,951; July 31: $7,926)               20,760                14,025

     Other                                                           1,192                 1,376

Prepaid expenses and deferred charges                                6,475                 7,823
Other assets                                                        26,587                 3,592
                                                               -----------           -----------
TOTAL ASSETS                                                   $ 2,852,060           $ 1,384,525
                                                               ===========           ===========


See Notes to Consolidated Financial Statements.


                            (Continued on next page)

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                 (IN THOUSANDS)

                                                                                          September 30,          July 31,
                                                                                             1998                  1998
                                                                                          -----------           -----------
                                                                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:


Mortgages payable, net of unamortized premium
  (September 30: $12,876; July 31: $0)                                                    $   391,880           $   114,099

Notes payable, net of unamortized discount
  (September 30: $1,183; July 31: $1,211)                                                     663,204               462,789

Other liabilities                                                                              88,225                37,520

Tenants' security deposits                                                                      7,132                 5,590
                                                                                          -----------           -----------

  Total liabilities                                                                         1,150,441               619,998
                                                                                          -----------           -----------

Minority interests in partnerships                                                             41,104                    --
                                                                                          -----------           -----------

Commitments and contingencies                                                                      --                    --

Shareholders' equity:

Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 2,125 and 0
     shares outstanding as of September 30, and July 31, respectively; 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B
     Cumulative Redeemable Preferred, 630 and 0 shares outstanding as of
     September 30 and July 31, respectively; 1,500 depository shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up
     Premium Rate Preferred (previously
     denominated Series A Cumulative Step-Up Premium Rate                                          30                72,775
     Preferred of New Plan Realty Trust), 150 shares
     outstanding as of both September 30, and July 31

Common stock, $.01 par value, 250,000 shares authorized, 88,237 and 0 shares issued and outstanding as of September 30, and July 31, respectively
                                                                                                  882                    --

Shares of beneficial interest, no par value; 0 shares and
     59,874 shares outstanding as of September 30, and July                                        --               759,853
     31, respectively

Additional paid-in capital                                                                  1,734,761                    --

Loans receivable for purchase of shares of
  beneficial interest/common stock                                                             (2,281)               (2,306)

Unrealized gain on securities                                                                     710                   813

Less distributions in excess of net income                                                    (73,587)              (66,608)
                                                                                          -----------           -----------

  Total Shareholders' Equity                                                                1,660,515               764,527
                                                                                          -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 2,852,060           $ 1,384,525
                                                                                          ===========           ===========


See Notes to Consolidated Financial Statements

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     FOR THE TWO MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)


                                                                                   1998               1997
                                                                                 --------           --------

Operating activities:

  Net income                                                                     $ 16,937           $ 14,049

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                   5,857              4,921

    (Gain)/loss on sale of real estate, net                                           (34)                67

    Cash received in connection with the Merger                                     4,892                 --

  Changes in operating assets and liabilities, net:

    Change in trade and notes receivable                                           (1,668)             8,148

    Change in other receivables                                                    (6,306)             4,668

    Change in allowance for doubtful accounts                                         482                566

    Change in other liabilities                                                     2,138            (11,122)

    Change in net sundry assets and liabilities                                       695                482
                                                                                 --------           --------

      Net cash provided by operating activities                                    22,993             21,779
                                                                                 --------           --------



Investing activities:

  Sales of marketable securities                                                        3                 48

  Purchases of marketable securities                                                   --                (96)

  Net proceeds from the sale of real estate                                           329                (67)

  Purchases and improvement of real estate                                        (16,938)           (31,284)

  Change in mortgage notes receivable, net                                           (190)               124
                                                                                 --------           --------

    Net cash used in investing activities                                         (16,796)           (31,275)
                                                                                 --------           --------


See Notes to Consolidated Financial Statements.


                            (Continued on next page)

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     FOR THE TWO MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                   (Continued)


                                                               1998               1997
                                                             --------           --------

Financing activities:

  Distributions to shareholders                              $(23,916)          $ (1,219)

  Issuance of shares of beneficial interest                     4,374                652

  Repayment of notes payable                                  (10,000)                --

  Proceeds from issuance of notes payable                      10,000                 --

  Principal payments on mortgages                                (722)              (381)

  Repayment of loans receivable for the purchase of
    shares of beneficial interest/common stock                     25                 28
                                                             --------           --------

    Net cash used in financing activities                     (20,239)              (920)
                                                             --------           --------



    Decrease in cash and cash equivalents                     (14,042)           (10,416)



Cash and cash equivalents at August 1                          26,284             42,781
                                                             --------           --------



Cash and cash equivalents at September 30                    $ 12,242           $ 32,365
                                                             ========           ========




See Notes to Consolidated Financial Statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:    Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by New Plan Excel Realty Trust, Inc., formerly Excel Realty Trust, Inc. (the "Company"), pursuant to the rules of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Management believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the two-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the latest annual report on Form 10-K of each of the Company and New Plan Realty Trust, a wholly owned subsidiary of the Company (the "Trust"), and the latest quarterly report on Form 10-Q of the Company.

Note B:    Supplemental Cash Flow Information

There were no state and local income taxes paid for the two months ended September 30, 1998 and 1997. Interest paid for the two months ended September 30, 1998 and 1997 was approximately $7.3 million and $6.9 million, respectively.

The Company entered into the following noncash investing activities in the two-month period ended September 30, 1998: assumption of mortgages in the amount of $4.7 million in connection with the acquisition of a real estate property; and issuance of 28.1 million shares of common stock in exchange for $898.7 million of assets of the Company, net of liabilities (see Note D).

Note C:    Change in Fiscal Year

By unanimous written consent dated as of September 28, 1998, the Board of Directors of the Company adopted a fiscal year-end of December 31, beginning with a short fiscal year ending on December 31, 1998. Because the Trust, the accounting acquirer in the Merger (as defined below), had a fiscal year-end of July 31, a transition report for the period from August 1, 1998 through September 30, 1998 is being filed on this Form 10-Q.

Note D:    Merger Transaction

On September 28, 1998, the Company and the Trust consummated a previously announced merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of the Company, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of the Company (the "Merger"). The Merger was approved by the stockholders of the Company and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the consummation of the Merger, the Company changed its name from "Excel Realty Trust, Inc." to "New Plan Excel Realty Trust, Inc."



Continued:

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Note D:    Merger Transaction - Continued

As provided in the Merger Agreement, the Company paid a 20% stock dividend prior to the Merger. Upon consummation of the Merger, each common share of beneficial interest, no par value, of the Trust was converted into one share of common stock, par value $.01 per share, of the Company ("Company Common Stock"), and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $1.00 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of the Company ("Company Series D Preferred Stock"). The Company issued an aggregate of approximately 60,000,000 shares of Company Common Stock and 150,000 shares of Company Series D Preferred Stock (represented by 1,500,000 depositary shares, each of which represents a one-tenth fractional interest in a share of Company Series D Preferred Stock) to the Trust's shareholders in the Merger. The Company Common Stock is listed for trading on the New York Stock Exchange under the symbol "NXL."

The Merger has been treated as a purchase by the Trust of the assets and liabilities of the Company using the purchase method of accounting in the accompanying consolidated financial statements because the shareholders of the Trust immediately prior to the consummation of the Merger owned approximately 65% of the total Company Common Stock outstanding immediately following the consummation of the Merger and the members of the Board of Trustees of the Trust immediately prior to the consummation of the Merger comprised nine of 15 members of the Board of Directors of the Company immediately following the consummation of the Merger. However, as a result of the consummation of the Merger, the Trust is a wholly owned subsidiary of the Company.

The accompanying consolidated financial statements reflect the results of the Trust prior to the Merger and reflect the reverse purchase of the Company as of September 28, 1998 and the results of operations for the combined entity from September 28, 1998 to September 30, 1998. In addition, all information regarding the shares of beneficial interest and per share information prior to the Merger have been restated to reflect the conversion of shares of beneficial interest in the Trust into the Company Common Stock. The Trust valued the equity of the Company (assets net of liabilities) at $905,070,600, calculated as follows:

                                                 Shares               Value                    Total
Security                                      Outstanding           Per Share              Consideration
--------                                      -----------         ---------------          -------------
Common stock                                  28,128,406          $         24.20          $680,707,425
Series A preferred stock                       2,124,980                    28.75            61,093,175
Series B preferred stock                         630,000
    to depository shares                       6,300,000                    24.90           156,870,000
                                                                                           ------------
                                                                                            898,670,600
Merger and other transaction costs                                                            6,400,000
                                                                                           ------------
    Total purchase price                                                                   $905,070,600
                                                                                           ============




Continued:

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



Note D:    Merger Transaction - Continued

The following unaudited pro forma information for the two months ended September 30, 1998 and 1997 have been presented as if the Merger had been consummated on August 1, 1998 and 1997, respectively. The unaudited pro forma information is not necessarily indicative of what the actual results of operations of the Trust would have been had the Merger actually occurred on August 1, 1998 and 1997, respectively.

                                                 1998               1997
                                               --------           --------
Total revenues                                 $ 73,890           $ 58,292

Net income                                       24,650             21,721
Preferred dividends                              (4,085)            (2,604)
                                               --------           --------
Net income applicable to
  shares of common stock                         20,565             19,117
                                               ========           ========

Weighted average:
  Basic                                          88,237             84,037
  Diluted                                        90,511             86,311

Net income per share of common stock:
  Basic                                        $   0.23           $   0.23
  Diluted                                      $   0.23           $   0.22

Note E:    Earnings Per Share


The following table sets forth the computation of average shares of common stock outstanding and basic earnings and diluted earnings per share("EPS"). (Amounts in thousands except per share amounts.)


                                                Two Months Ended September 30,
                                                ------------------------------
                                                   1998             1997
                                                  -------          -------

Numerators

Net income                                        $16,937          $14,049

Less preferred stock dividends                        975              975
                                                  -------          -------

                                                  $15,962          $13,074
                                                  =======          =======

Denominators

Weighted average shares outstanding for
 basic EPS                                         60,873           58,941

Effects of dilutive securities - options              209              317
                                                  -------          -------

Adjusted weighted average shares
 outstanding for diluted EPS                       61,082           59,258
                                                  =======          =======


Basic EPS                                         $   .26          $   .22

Diluted EPS                                       $   .26          $   .22



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

I.         Liquidity and Capital Resources

           On September 30, 1998, the Company had approximately $12.2 million in available cash, cash equivalents and marketable securities.

           During the two-month period ended September 30, 1998, the Company paid approximately $9.6 million to acquire one shopping center containing approximately 34,000 gross leasable square feet and one apartment property containing 278 units.

           Debt as of September 30, 1998 consisted of $391.9 million of mortgages payable and $663.2 million of notes payable.

           The Company has two unsecured revolving credit facilities. One facility is for up to $250 million, with an interest rate of LIBOR plus 1.2%. The actual amount available to the Company is dependent on compliance with certain covenants, such as the value of unencumbered assets and certain financial ratios. The second facility is for up to $50 million, with an interest rate of LIBOR plus .20%. The outstanding balances on the credit facilities as of September 30, 1998 totaled $125 million.

           During the two-month period, the Company made dividend distributions of $23.9 million to shareholders and paid $7.3 million for improvements to existing properties.

           Funds from operations applicable to common shares of the Company, defined as net income plus depreciation and amortization of real estate, less gains from sales of assets and securities, less dividend distribution requirements with respect to preferred shares of the Company, increased $3.7 million to $21.8 million from $18.1 million in the prior year's comparable two-month period.

II.        Results of operations for the two months ended September 30, 1998 and
           1997

           The following results of operations for 1998 include operations of the Company (on a consolidated basis) for the two days following the Merger. The results prior to the Merger only include the results of the Trust.

           Revenues:

           Total revenues increased approximately $6.9 million to $46.0 million. The increase was primarily the result of the acquisition of 17 properties since September 1997 and revenue increases in properties owned more than one year.

           Operating Expenses:

           Operating costs increased $0.3 million to $10.3 million. Costs associated with properties owned for a year or more decreased. However, the decreases were more than offset by costs associated with newly acquired properties.

           Real estate and other taxes increased $0.7 million to $4.2 million. The principal reason for this increase was the larger portfolio of properties.

           Interest expense increased approximately $1.6 million to $7.3 million. This increase was due to the issuance, in January 1998, of $50 million of notes which were used to fund the Company's property acquisition program, and the assumption of $56.7 million of mortgage debt in connection with property acquisitions.

           Depreciation and amortization of properties increased approximately $0.9 million to $5.9 million. This increase was the result of the acquisition of properties and higher levels of spending on tenant alterations.

           Provision for doubtful accounts, net of recoveries, increased $0.5 million to $1.1 million. This was due to an increase in delinquencies and a higher level of revenue.

           Administrative Expenses:

           Administrative expenses as a percentage of revenue was constant at 1.1% compared to last year's comparable period.

III.       New Accounting Standards

           During fiscal 1998, the Financial Accounting Standards Board issued
           (a) No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997, (b) No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997, (c) No. 132 "Employees Disclosure About Pensions and Other Postretirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997, and
           (d) No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999.

           The Company adopted SFAS 130 for the two months ended September 30, 1998 and 1997. Management believes that the implementation of SFAS 131, 132, and 133 will not have a material impact on the Trust's financial statements.

           In addition, during fiscal 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), each of which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements.

IV.        Year 2000 Compliance

           Readiness

           The Company's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Presently these systems are nearly complete with respect to required software or hardware changes. See "Year 2000 Compliance Detail" below. The Company anticipates that internal business and technical information Year 2000 compliance issues will be substantially remediated by the end of calendar 1998.

           The Company has satisfactorily completed the identification and review of computer hardware and software suppliers and is in the process of verifying the Year 2000 preparedness of suppliers, vendors and/or service providers that the Company has identified as critical.

           Cost

           The total historical or anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. In addition, where the appropriate course of action includes replacement or upgrade of certain systems or equipment, the Company's review at this time indicates a minor cost to the Company.

           Risks and Contingency Plans

           Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal Year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company (e.g., utilities, financial institutions, governmental agencies, municipalities and major tenants) may be a potential risk based on their individual Year 2000 preparedness which may not be within the Company's reasonable control. The Company is in the process of identifying, reviewing and logging the Year 2000 preparedness of critical third parties.

           Anticipated completion of this review is March 31, 1999. Pending the results of that review, the Company will determine what course of action and contingencies, if any, will need to be made.

           There can be no assurance that the external Year 2000 issues will be resolved in 1998 or 1999. If not resolved, such issues could have a material adverse impact on the Company's business, operating results and financial condition.

           Year 2000 Compliance Detail

           The Company's "Program" addresses the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Company's non-information technology systems, including building access, parking lot light and energy management, equipment and other infrastructure systems that may contain or use computer systems or embedded microcontroller technology; and (iii) certain systems of the Company's major suppliers and material service providers (insofar as such systems relate to the Company's business activities such as payroll, health services and alarm systems). As described below, the Company's Year 2000 program involves (w) an assessment of the Year 2000 problems that may affect the Company, (x) the development of remedies to address the problems discovered in the assessment phase, (y) the testing of such remedies and (z) the preparation of contingency plans to deal with worst case scenarios.

           Assessment Phase. As part of the internal assessment phase, the Company has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Company is evaluating internally developed and/or purchased software applications and property operational control systems, e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access. In addition, in the third quarter of 1998, the Company began sending letters to certain of its major suppliers and service providers, requesting them to provide the Company with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Company. The Company expects that it will complete its distribution of these inquiries in the fourth quarter of 1998. The Company is requesting that all responses to the inquiries be returned to it no later than March 31, 1999.

           Remediation and Testing Phase. Based upon the assessment and remediation efforts to date, the Company has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Company's computer terminals or personal computers are Year 2000 compliant in all material respects. The Company has secured software to upgrade that part of the computer that will make it compliant. That part is called the BIOS chip or Basic Input Output System. If there is any unforeseen problem with a particular unit it will be replaced. Replacements are readily available. Based on an inventory by model type of the Company's personal computers, BIOS chip Year 2000 issues are not expected to be material. A conservative, "worst case" scenario is included in the cost estimate.

           The versions of the purchased software that the Company uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant.

           The New York corporate office phone, communication and data collection networks are Year 2000 compliant. The New York corporate office voice mail system is scheduled for upgrade to Year 2000 compliance by December 25, 1998. San Diego and other corporate phone systems are Year 2000 compliant. Phone systems at other than corporate office locations are Year 2000 compliant. Phone systems at the apartment communities are 72.5% Year 2000 compliant. The balance of the phone systems at the apartment communities are scheduled to be reviewed and be Year 2000 compliant in 1998 or upgraded in the first quarter of 1999. The cost estimates derived from this assessment are treated as worst case.

           The Company's strip shopping centers and single tenant properties are all "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Company (some are supplied by tenants). The small number of systems not supplied by the Company are being reviewed and are projected to not have a material impact.

           All of the 54 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant.

           All of the six factory outlets, two enclosed shopping malls, one medical office building and one corporate office building have had reviews completed and, except for one minor item, are Year 2000 compliant. This one item is a telephone system modification at one property which is expected to be completed by December 31, 1998.

           Contingency Plans. The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. These have not yet been identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Company intends to develop a timetable for completing its contingency plans.

           Costs Related to the Year 2000 Issue. To date, the Company has incurred no material costs. Labor, mailing and phone costs attributed to the Year 2000 program are minimal. The Company currently estimates that to have all systems compliant will require certain additional expenditures. At this time, these expenditures are expected to range from a total of $50,000 to a conservative, "worst case" of $260,000. These costs may vary plus or minus 20% from the foregoing estimates.

           Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company's major suppliers, and other service providers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

           However, the Company believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Company and a wide universe of other customers. Included are items as electricity, natural gas, telephone service and water, all of which are not readily in some form susceptible to alternate sources and which in all likelihood will be available.

V.         The Merger

           Immediately following the consummation of the Merger on September 28, 1998, approximately 88.2 million shares of Company Common Stock were outstanding. The Merger Agreement provides that the initial quarterly dividend to be paid on the Company Common Stock will be at the annualized rate of $1.60 per share ($.40 per share for the first quarter following the Merger) and, after anticipated minimum quarterly increases of at least $.0025 per share, each holder of Company Common Stock is expected to receive aggregate dividend distributions of $1.625 per share for the 12- month period immediately following the initial quarterly dividend payment of $.40 per share. Thereafter, it is anticipated that the quarterly dividend will continue to be increased by a minimum of $.0025 per share (which quarterly increases amount to $.01 per share on an annualized basis and effectively increase the annualized dividend rate by $.04 per share for each share held over a 12-month period) until the annualized quarterly dividend on the Company Common Stock is at least $1.67 per share. The maintenance of this dividend policy will be subject to various factors, including the discretion of the Board of Directors of the Company, the exercise by the Board of Directors of the Company of its duties to the holders of Company Common Stock, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT.

           The Merger will, for financial accounting purposes, be accounted for as a purchase by the Trust of the Company using the purchase method of accounting. The transaction was completed on September 28, 1998.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on September 25, 1998. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934.

Proposal One:

To consider and vote upon a proposal to approve the issuance by the Company of shares of Company Common Stock and depositary shares, each of which represents a one-tenth fractional interest in a share of Company Series D Preferred Stock, pursuant to the Merger Agreement.


For                   Against            Abstain
---                   -------            -------
15,907,976            317,146            119,774


Proposal Two:

To consider and vote upon a proposal to approve certain amendments to the Company's articles of incorporation to, among other things, change the name of the Company in connection with the Merger to "New Plan Excel Realty Trust, Inc." and to increase the number of authorized shares of capital stock of the Company to 275,000,000.


For                       Against              Abstain
---                       -------              -------
13,225,737                2,967,407            121,752


Proposal Three:

To consider and vote upon a proposal to elect the following ten nominees to the board of directors of the Company effective as of the consummation of the
Merger:


                                                           Withholding
Name                                For                    Authority
----                                ---                    ---------
Gary B. Sabin                       16,142,055             202,841

William Newman                      16,139,908             204,988

Arnold Laubich                      16,140,798             204,098

James M. Steuterman                 16,141,488             203,408

Dean Bernstein                      16,035,588             309,308

Raymond A. Bottorf                  16,157,755             187,141

Norman Gold                         16,158,315             186,581

Melvin Newman                       16,139,918             204,978

John Wetzler                        16,158,755             186,141

Gregory White                       16,159,555             185,341


Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)        Exhibits:

                      10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of October 20, 1996, filed as Exhibit 10.1 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1997.


                      10.2 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New York, filed as Exhibit 10.2 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1998.

                      10.3 Waiver and Amendment to Credit Agreement dated as of September 25, 1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.3 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1998.

                      10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.4 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1998.

                      12.1 Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

                      27      Financial Data Schedule (included only in
                              EDGAR filing)

           (b) During the period covered by this report the Trust filed the following:

                      Form 8-K dated October 13, 1998 containing items 2 and 7




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1998                NEW PLAN EXCEL REALTY TRUST, INC.



                                        By:  /s/ Gary B. Sabin
                                             -----------------------------------
                                             Gary B. Sabin
                                             President



                                        By:  /s/ David A. Lund
                                             -----------------------------------
                                             David A. Lund
                                             Chief Financial and Accounting
                                             Officer

                                  EXHIBIT INDEX


Number             Description
------             -----------

10.1 Credit Agreement by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, dated as of October
           20, 1996, filed as Exhibit 10.1 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1997.

10.2 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New
           York, filed as Exhibit 10.2 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1998.

10.3       Waiver and Amendment to Credit Agreement dated as of September 25,
           1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.3 to New Plan
           Realty Trust's Form 10-K for the fiscal year ended July 31, 1998.

10.4 Assumption and Substitution Agreement dated as of September 28, 1998 by and among New Plan Excel Realty Trust, Inc., New Plan Realty
           Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.4 to New Plan Realty Trust's Form 10-K for the fiscal year ended July 31, 1998.


12.1       Ratio of Earnings to Fixed Charges and Preferred Stock Dividend
           Requirements

27         Financial Data Schedule (included only in EDGAR filing)
