Form 10-K
period 1998-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 1999-03-30
CIK 798288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______________ to _______________

                         Commission File Number 1-12244

                        NEW PLAN EXCEL REALTY TRUST, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                MARYLAND                                  33-0160389
        (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)
       1120 AVENUE OF THE AMERICAS
           NEW YORK, NY 10036                           (212) 869-3000
(Address of Principal Executive Offices)        (Registrant's Telephone Number)

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share                               New York Stock Exchange
Series A Cumulative Convertible Preferred Stock                       New York Stock Exchange
Series B Cumulative Redeemable Preferred Stock                        New York Stock Exchange
Series D Cumulative Voting Step-Up Premium Rate Preferred Stock       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $1,664,000,000 as of March 26, 1998, based on the closing price of $19.5625 on the NYSE on that date.

As of March 26, 1999, the number of shares of common stock of the Registrant outstanding was 88,936,480.

Documents incorporated by reference: Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.


================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1

   Item 1. Business...............................................................................................2

   Item 2. Properties............................................................................................18

   Item 3. Legal Proceedings.....................................................................................19

   Item 4. Submission of Matters to a Vote of Security Holders...................................................19

PART II..........................................................................................................19

   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.................................19

   Item 6. Selected Financial Data...............................................................................19

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.................21

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................................30

   Item 8.  Financial Statements and Supplementary Data..........................................................30

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................30

PART III.........................................................................................................31

   Item 10. Directors and Executive Officers of the Registrant...................................................31

   Item 11. Executive Compensation...............................................................................31

   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................................31

   Item 13. Certain Relationships and Related Transactions.......................................................31

PART IV..........................................................................................................32

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................32

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the "Registrant" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: national and local economic, business and real estate and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; potential adverse effects of the Merger (as defined below), such as the inability to successfully integrate two previously separate companies; the level and volatility of interest rates; financial stability of tenants; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisition and development (including the failure of pending acquisitions to close and pending developments to be completed on time and within budget); the ability of the Company and others with which it does business or receives services (including utilities, financial institutions, major tenants, suppliers, governmental agencies and municipalities) to address the Year 2000 issue, and the costs of doing so; as well as other risks listed from time to time in this Annual Report on Form 10-K and in the other reports filed by the Company with the SEC or otherwise publicly disseminated by the Company.

                                EXPLANATORY NOTE

         On September 28, 1998, Excel Realty Trust, Inc. ("Excel") and New Plan Realty Trust (the "Trust") consummated a merger whereby a wholly owned subsidiary of Excel was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel (the "Merger"). As a result of the Merger, the shareholders of the Trust immediately prior to the Merger owned approximately 65% of the Company's common stock outstanding immediately following the Merger. In connection with the Merger, Excel changed its name to "New Plan Excel Realty Trust, Inc." See "Business--Recent Developments--The Merger."


         Under generally accepted accounting principles, the Merger was accounted for as a purchase by the Trust of Excel. Therefore, all of the financial statements and related disclosures prior to September 28, 1998 are that of the Trust. Because the Trust had a fiscal year end of July 31 prior to the Merger, all of the financial statements and related disclosures contained in this Form 10-K for periods prior to September 28, 1998 are based on a fiscal year end of July 31.

         All of the financial statements and related disclosures contained in this Form 10-K for periods on and after September 28, 1998 relate to the Company as a combined entity. Immediately following the Merger, each of the Company and the Trust adopted a fiscal year end of December 31, beginning with a short fiscal year ending on December 31, 1998.

ITEM 1. BUSINESS

GENERAL

         The Company, a self-administered and self-managed equity real estate investment trust ("REIT"), is a Maryland corporation and one of the nation's largest community and neighborhood shopping center companies. As of December 31, 1998, the Company owned interests in 301 retail properties (including four office properties and two vacant land parcels) containing over 37.4 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 54 apartment communities containing approximately 13,000 units in 14 states.

         Excel was incorporated in 1985 and subsequently reincorporated as a Maryland corporation. The Trust was organized in 1972 as a Massachusetts business trust.

         The Company elected to be taxed as a REIT for federal income tax purposes, beginning with its taxable year ended December 31, 1987, and believes that, beginning with that taxable year, it has been organized and has operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986. Although the Company believes that it will continue to operate in such a manner, no assurance can be given that the Company will continue to qualify as a REIT. In order to maintain its qualification as a REIT, among other things, the Company must distribute to its stockholders each year at least 95% of its REIT taxable income and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Additionally, to facilitate maintenance of the Company's REIT qualification and for other strategic reasons, the Company's charter generally prohibits any person from acquiring or holding shares of the Company's preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of stock of the Company, subject to certain exceptions.

DESCRIPTION OF BUSINESS

         As of December 31, 1998, the Company owned interests in 301 retail properties (including four office properties and two vacant land parcels) containing over 37.4 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 54 apartment communities containing approximately 13,000 units in 14 states. The average occupancy rates as of December 31, 1998 for the retail properties (including four office properties and two vacant land parcels) and the apartment communities were approximately 96% and 90%, respectively.

         The Company maintains its principal executive offices at 1120 Avenue of the Americas, New York, New York 10036, where its telephone number is (212) 869-3000. The Company has operational headquarters both at its New York offices and at 16955 Via Del Campo, San Diego, California 92127, where its telephone number is (619) 485-9400.

Strategy and Philosophy

         The following is a brief discussion of the Company's current strategies and policies concerning acquisitions, management, dispositions, investments, finances and operations. The Company may however, from time to time, alter or change one or more of these strategies or its policies in these areas.

         The Company's primary objective is to acquire, own and manage a portfolio of commercial retail properties and apartment communities that will provide cash for quarterly distributions to stockholders while protecting investor capital and providing potential for capital appreciation. The Company seeks to achieve this objective by (i) aggressively managing and, where appropriate, redeveloping its existing operating properties, (ii) continuing to acquire well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality, and well-located income-producing apartment communities at a discount to replacement cost, (iii) disposing of mature properties to continually update its core property portfolio, and (iv) continuing to maintain a strong and flexible financial position to facilitate growth.

Aggressive Management

         The Company aggressively manages its retail properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally recognized anchor tenants. The Company regularly monitors the physical condition of its retail properties and the financial condition of its retail tenants. The Company follows a schedule of regular physical maintenance at its retail properties with a view toward tenant expansion, renovations and refurbishing to preserve and increase the value of these properties. The Company currently is upgrading existing facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting at certain of its retail properties. In addition, the Company believes that average rents from its apartment portfolio are below market and can be increased with a focus on renovation and refurbishment.

         The Company has field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of the Company's properties in its region. The Company also has an office in Salt Lake City, Utah whose efforts are dedicated solely to renovations, acquisitions and dispositions of the Company's properties. The Company seeks to increase the cash flow and portfolio value of its existing properties primarily through contractual rent increases during the terms of its leases, reletting of existing space at higher rents, expansion of existing properties and the minimization of overhead and operating costs.

Acquisition of Properties

         General. The Company intends to continue its portfolio focus on retail properties and apartment communities that generate stable cash flows and present the opportunity for appreciation. The Company seeks to expand its portfolio by acquiring (i) well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality, and that the Company believes will have the ability to make timely lease payments over the term of the lease, and (ii) well-located income-producing apartment communities at a discount to replacement cost. When acquiring properties, the Company focuses on the quality of the location and comparable market rents. Additionally, the Company intends to continue to evaluate its mix of property types and may purchase from time to time other property types that the Company believes will meet its objectives.

         Acquisitions through Partnerships. The Company may from time to time enter into joint venture partnership arrangements with third parties for the acquisition and management of properties. The Company also may acquire properties from unaffiliated property owners in exchange for units of limited partnership interest in a partnership that the Company controls. These partnership units generally are exchangeable for shares of the Company's common stock or the cash equivalent thereof under certain circumstances. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions. The Company formed Excel Realty Partners, L.P., a Delaware limited partnership in which the Company is the sole general partner ("ERP"), to facilitate these transactions.

         Development through Joint Venture Financing. The Company may from time to time finance properties under development, generally where the developer previously has (i) obtained all entitlements required to complete the development and (ii) identified principal tenant(s) that will occupy the property. Under this financing method, the Company typically either purchases the undeveloped property and leases the property back to the developer or makes a subordinated loan to the developer. Upon completion of the project, the Company generally has the option to purchase the property. The Company believes that this method of financing gives the Company opportunities to purchase developed properties and property portfolios at capitalization rates slightly higher than those which might otherwise be available after completion of development. Certain of these transactions have been and will be completed through the Company's development affiliate, ERT Development Corporation, a Delaware corporation ("EDV").

         Acquisitions of Real Estate Companies/Portfolios. The Company may acquire various public and private real estate companies and real estate portfolios in an effort to position itself as an industry consolidator. The Company's strategy is to capitalize on the benefits of size, market capitalization, liquidity and financial strength that can be gained from consolidation.

Disposition of Properties

         The Company continually analyzes each asset in its portfolio and identifies those properties which can be sold or exchanged (to the extent consistent with REIT qualification requirements) for optimal sales prices or exchange values given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio by disposing of properties which have limited growth potential and redeploying capital into newer properties or properties where the Company's aggressive management techniques may maximize property values. The Company may engage from time to time in like-kind property exchanges which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

         The Company holds its properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of the Company's business. If the Company were treated as holding properties for sale to customers in the ordinary course of its business, tax rules applicable to REITs would subject the Company to tax equal to 100% of its gain from each property sold.

Financing Strategy

         The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties. In these instances, the Company generally receives property management and leasing fees in addition to a disproportionate share of the profits after a preferred return is received by the institutional partner. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt, (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

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

         Soil and groundwater contamination exists at certain of the Company's properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethyleme (associated with the operations of on-site dry cleaners), petroleum hydrocarbons (associated with the operations of on-site auto repair facilities) and methyl tertiary butyl ether (from unknown sources). The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be in the range of approximately $2.8 million to $6.5 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance, however, that the prior owners will perform their obligations under these agreements, although in certain cases prior owners have set aside funds in escrow with respect to their performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company's purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray-applied fireproofing materials) exist at certain of the Company's properties. The Company currently estimates that the total cost of remediation of asbestos minerals at these properties will be approximately $4 million, although there can be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company.

         The Company seeks to protect itself from environmental liabilities associated with properties it acquires in a number of ways. As part of its internal due diligence process, the Company undertakes environmental site assessments prior to purchasing a property. The Company generally will not purchase a property if these assessments reveal potential environmental liabilities. The Company may, however, evaluate the risks and attempt to quantify the potential costs associated with such liabilities, and then make a determination of whether to acquire the property. If the Company chooses to acquire the property, it will typically require the prospective seller/tenant to agree to remediate any environmental problems and it may obtain a letter of credit or other security to provide adequate assurance to the Company that sufficient funds will be available to complete the work. Alternatively, the Company may negotiate a purchase price reduction that considers the estimated cost of remediation. The Company will continue to obtain environmental reports on all properties it seeks to acquire. Moreover, to protect itself against environmental liabilities that were not discovered during its pre-purchase investigations as well as those that were disclosed, the Company, in the purchase agreement and/or lease, will typically require the seller/tenant to indemnify the Company against any and all environmental liabilities arising from the property acquired.

         No assurance can be given that any environmental studies performed at the Company's properties will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of the Company's properties.

RECENT DEVELOPMENTS

The Merger

         On September 28, 1998, Excel and the Trust consummated the Merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of Excel, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel. The Merger was approved by the stockholders of Excel and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the consummation of the Merger, Excel changed its name to "New Plan Excel Realty Trust, Inc."

         As provided in the Merger Agreement, Excel paid a 20% stock dividend prior to the Merger. In connection with the Merger, each share of beneficial interest of the Trust was converted into one share of common stock, par value $.01 per share, of the Company, and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $1.00 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of the Company ("Series D Preferred Stock"). The Company issued an aggregate of approximately 60,000,000 shares of common stock and 150,000 shares of Series D Preferred Stock (represented by 1,500,000 depositary shares, each of which represents a one-tenth fractional interest in a share of Series D Preferred Stock) to the Trust's shareholders in the Merger. As a result of the Merger, the shareholders of the Trust immediately prior to the Merger owned approximately 65% of the Company's common stock outstanding immediately following the Merger. The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "NXL."

         As further provided in the Merger Agreement, since September 28, 1998, the Board of Directors of the Company has consisted of the six former members of Excel's Board and the nine former members of the Trust's Board. As of March 26, 1999, the senior management of the Company was as follows:

         William Newman             Chairman of the Board
         Arnold Laubich             Chief Executive Officer
         Gary B. Sabin              President
         James M. Steuterman        Executive Vice President and Co-Chief Operating Officer
         Richard B. Muir            Executive Vice President and Co-Chief Operating Officer
         Jeffrey D. Egertson        Senior Vice President and Chief Financial Officer

         The Company intends and expects that Mr. Laubich will eventually succeed Mr. Newman as Chairman of the Board of the Company, at such time as Mr. Newman is no longer serving in such capacity, and that Mr. Sabin will eventually succeed Mr. Laubich as Chief Executive Officer of the Company, at such time as Mr. Laubich is no longer serving in such capacity.

Medium-Term Notes Program

         On February 3, 1999, the Company established a program for the sale of up to $500 million aggregate principal amount of medium-term notes due nine months or more from date of issue. The Trust will guarantee any medium-term notes issued by the Company in the future under this program.

Legacy Spin-Off

         On March 31, 1998, Excel consummated a spin-off (the "Spin-off") of Excel Legacy Corporation ("Legacy") through the distribution, on a pro-rata basis, to the holders of record of Excel's common stock on March 2, 1998 of all of the common stock of Legacy held by Excel. Legacy was organized to create and realize value by identifying and making opportunistic real estate investments which are not restricted by REIT tax laws or influenced by Excel's objectives of increasing cash flows and maintaining certain leverage ratios. Prior to the Spin-off, Excel transferred to Legacy ten single tenant properties owned by Excel with a December 31, 1997 book value of approximately $46.2 million and a property under development with a book value of approximately $14.7 million, in exchange for a sufficient number of shares of Legacy common stock to effect the Spin-off, a note payable from Legacy to Excel in the amount of approximately $20.6 million, and the assumption by Legacy of indebtedness on the properties in the amount of approximately $34.2 million. Prior to the Spin-off, EDV transferred to Legacy four notes receivable, a leasehold interest in a parcel of land, an office building and a single tenant property, in exchange for the cancellation by Excel of approximately $33.3 million of EDV's indebtedness to Excel.

         The Company and Legacy currently are parties to agreements providing for: (i) the orderly separation of the Company and Legacy; (ii) the sharing of certain facilities and the provision of management and administrative services by the Company to Legacy; and (iii) the allocation of certain tax and other liabilities.

         Under an agreement executed in connection with the Spin-off, Legacy has agreed not to make investments that involve neighborhood and community shopping centers, power centers, malls or other conventional retail properties, unless it has first offered to Excel (now to the Company) the opportunity to pursue such investments. This agreement expressly permits Legacy to make investments that involve office and industrial properties, single tenant retail properties, entertainment/retail/mixed-use development projects, real estate mortgages, real estate derivatives, or, subject to certain limitations, entities that invest primarily in or have a substantial portion of their assets in such real estate assets, in each case without first offering to the Company the opportunity to pursue such investment. Under this agreement, the Company and Legacy also will notify each other of, and make available to each other, investment opportunities which they develop or of which they become aware but are unable or unwilling to pursue. The term of this agreement will terminate upon the earlier of March 31, 2008 or a "change in control" of either the Company or Legacy.

COMPETITION

         The success of the Company depends upon, among other factors, the trends of the economy, including interest rates, income tax laws, increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the availability of financing and capital on satisfactory terms, the ability of the Company to compete with others for tenants and keep its properties leased at profitable levels and construction costs. The Company competes for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including domestic and foreign corporations and financial institutions, other real estate investment trusts, life insurance companies, pension funds and trust funds.

         Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. Management believes, however, that the Company's financial strength and operating practices, particularly its ability to implement renovation, expansion and leasing programs, will enable it to maintain and increase rental income from its properties.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 750 individuals (including executive, administrative and field personnel).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is in the business of managing, operating, leasing, acquiring, developing and investing in retail properties (including four office properties and two vacant land parcels) and apartment communities. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1. See "--Description of Business--Strategy and Philosophy" above.

RISK FACTORS

         Set forth below are the risks that the Company believes are material to investors who purchase or own the securities of the Company that are not otherwise described in this Annual Report on Form 10-K.

There Can Be No Assurance that the Company Will Effectively Manage Growth

         The Company intends to pursue an aggressive growth strategy in the foreseeable future. The Company plans to manage this growth by applying its experience to new properties and markets, and expects to be successful in that effort. If the Company does not effectively manage its rapid growth, however, it may not be able to service its debt or pay expected dividends to its stockholders.

The Company is Dependent on Key Personnel

         The Company depends upon the efforts of its executive officers. In particular, the Company depends upon the services of William Newman, Arnold Laubich and Gary B. Sabin, who serve as Chairman of the Board, Chief Executive Officer, and President of the Company, respectively. The loss of the services of any of these executive officers or of certain other key personnel could have a material adverse effect on the Company. William Newman has entered into an agreement to provide consulting services to the Company through December 31, 2003, with two automatic one-year renewal periods thereafter unless terminated by either party. Arnold Laubich and Gary B. Sabin have each entered into employment agreements which have terms through December 31, 2002, with automatic one-year renewal periods thereafter unless terminated by either party. In addition, the Company has entered into employment agreements with certain of its other executive officers. The Company has not obtained "key man" insurance with respect to any members of its executive management team, however, and does not expect that it will purchase such insurance in the foreseeable future.

Performance and Share Value are Subject to Risks Associated With the Real Estate Industry

         The Company Faces the Risks of All Real Estate Companies. If the Company's assets do not generate income sufficient to pay expenses and maintain properties, it may not be able to service debt or pay expected dividends to stockholders. A number of factors may adversely affect the economic performance of the Company and the value of its properties. These factors include changes in the national, regional and local economic climate, local conditions, such as an oversupply of space in properties like those owned by the Company, or a reduction in demand for such properties, the attractiveness of its properties to tenants, competition from other available properties, changes in market rental rates and the need to periodically repair, renovate and relet space. The Company's performance also depends on its ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and the Company is unable to make the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, interest rate levels, the availability of financing and changes in laws and governmental regulations (including those governing usage, zoning, the environment and taxes) may adversely affect the Company's financial condition.

         The Company is Dependent upon Economic Trends in the Retailing Industry. The Company's properties consist largely of community and neighborhood shopping centers and other retail properties. The Company's performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been or could be adversely affected by the ongoing consolidation in the retail sector, the adverse financial condition of certain large retailing companies, the excess amount of retail space in certain markets, and increasing consumer purchases through catalogues or the internet. To the extent that these conditions impact the market rents for retail space, the Company's financial position and ability to service debt and pay dividends to stockholders could be adversely affected.

         The Company May be Unable to Renew Leases or Relet Space as Leases Expire. If the Company's tenants decide not to renew their leases upon expiration, it may not be able to relet the space. Even if the tenants do renew or the Company can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms or than expectations for the space. As of December 31, 1998, leases were scheduled to expire on a total of approximately 35% of the space at the Company's retail properties through the end of 2002. If the Company is unable promptly to renew the leases or relet this space, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the results of operations and financial condition may be adversely affected. Consequently, cash flow and ability to service debt and pay dividends to stockholders could be adversely affected.

         The Company is Dependent Upon the Financial Health of its Tenants. The Company's financial position and ability to pay dividends may be affected by financial difficulties experienced by a major tenant, including a bankruptcy, insolvency or general downturn in business. The bankruptcy or insolvency of one or more major tenants or a number of smaller tenants may have an adverse impact on the Company's properties and on the income produced by such properties. As of December 31, 1998, the Company's largest retail tenants were Kmart and Wal-mart, whose scheduled annualized base rents represented 6.6% and 4.5%, respectively, of the Company's annualized base rents.

         New Acquisitions and Developments May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties. The Company intends to continue actively acquiring and developing community and neighborhood shopping centers, other retail and commercial properties and apartment communities. Newly acquired and newly developed properties may fail to perform as expected. The Company's management may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. New developments are subject to a number of risks, including construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws. These development risks may result in increased project costs and the incurrence of costs for developments that are not pursued to completion. Additionally, the Company expects that other major real estate investors with significant capital will compete with it for attractive investment and development opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition has increased prices for the types of properties in which the Company invests. The Company expects to acquire and develop properties with cash from secured or unsecured financings or from offerings of equity or debt. The Company may sometimes acquire properties with partnership units from a partnership that it controls. The Company may not be in a position or have the opportunity in the future to make suitable property acquisitions or to develop properties on favorable terms.

         Because Real Estate Property Investments are Illiquid, the Company May Not be Able to Sell Properties When Appropriate. Real estate property investments generally cannot be sold quickly. In addition, the federal tax code imposes restrictions on a REIT's ability to dispose of properties. The Company may not be able to vary its portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in economic or other conditions could adversely affect the Company's financial condition and ability to service debt and pay dividends to stockholders.

         Some Potential Losses are Not Covered By Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. The Company believes the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might nevertheless remain obligated for any recourse mortgage debt or other financial obligations related to the property.

Debt Financing, Financial Covenants, Degree of Leverage and Increases in Interest Rates Could Adversely Affect the Company's Economic Performance

         Scheduled Debt Payments Could Adversely Affect the Company's Financial Condition. The Company's business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. The Company may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, even if it can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. The total principal amount of the Company's outstanding indebtedness was $1.1 billion as of December 31, 1998. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, cash flow may not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and the Company's ability to service debt and pay expected dividends to stockholders.

         Financial Covenants Could Adversely Affect the Company's Financial Condition. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. Certain of the mortgages contain customary negative covenants which, among other things, limit the Company's ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, credit facilities and the indentures under which the Company's senior unsecured indebtedness is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company's ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company's assets and engage in mergers and consolidations and certain acquisitions. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company's financial condition and results of operations.

         The Company's Degree of Leverage Could Limit Its Ability to Obtain Additional Financing. The Company's organizational documents do not contain any limitation on the incurrence of indebtedness. The degree of leverage of the Company could have important consequences, including affecting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making the Company more vulnerable to a downturn in business or the economy generally.

         The Company is Subject to Interest Rate Risk. Increases in interest rates, or the loss of the benefits of any hedging agreements of the Company, would increase the Company's interest expense, which would adversely affect cash flow and the Company's ability to service its debt and pay dividends to stockholders. As of December 31, 1998, the Company had $200.5 million outstanding under two unsecured revolving credit facilities under which advances bear interest at floating interest rates. One is a $250 million credit facility that expires in December 1999, and the other is a $50 million credit facility that expires in November 1999. As of December 31, 1998, the Company also had approximately $170 million in floating rate notes and mortgages outstanding, with $49 million maturing in August 1999, $40 million maturing in May 2000, $10 million maturing in August 2000 and approximately $71 million maturing in various amounts not exceeding $10 million each on various dates from July 1999 to February 2013. The Company was not a party to any hedging agreements with respect to its floating rate debt as of December 31, 1998. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities to fixed rate liabilities, they would expose the Company to the risk that the counterparties to such hedge agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expenses, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expenses as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

The Ability of Stockholders to Effect Changes in Control of the Company is
Limited

         Provisions of the Company's Charter and Bylaws Could Inhibit Changes in Control. Certain provisions of the Company's charter and bylaws may delay or prevent a change in control of the Company or other transactions that could provide stockholders with a premium over the then-prevailing market price of their common stock or that might otherwise be in the best interests of the stockholders. These include a staggered Board of Directors, a stockholder rights plan and the REIT share ownership limits described two paragraphs below. Also, any future series of preferred stock of the Company may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be in the best interests of the common or other stockholders.

         The Company Could Adopt Maryland Law Limitations on Changes in Control. Certain provisions of Maryland law applicable to REITs prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding shares, or with an affiliate of the REIT who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the outstanding voting shares (a so-called "interested stockholder"), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, the REIT's common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. The Board of Directors of the Company has opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. The Board of Directors may, however, repeal this election in most cases and cause the Company to become subject to these provisions in the future.

         The Company Has a Share Ownership Limit. To facilitate maintenance of the Company's REIT qualification and for other strategic reasons, the Company's charter generally prohibits any person from acquiring or holding shares of the Company's preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of stock of the Company. The Company's Board of Directors may exempt a person from this ownership limit under specified conditions. Absent an exemption or a waiver, shares of stock that are purportedly transferred in excess of the ownership limit will be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the purported transferee will not acquire any rights in such shares. This ownership limit could delay or prevent a change in control of the Company and, therefore, could adversely affect the common stockholders' ability to realize a premium over the then-prevailing market price for their shares.

The Company Does Not Control its Development Business

         To facilitate maintenance of its REIT qualification, the Company has an investment in a noncontrolled company that is engaged in the real estate development business, EDV. Although the Company owns 95% of the economic interest in EDV, its voting stock is owned directly or indirectly by a private company controlled by certain of the Company's executive officers. The Company therefore does not control the timing or amount of dividends or the management and operations of this company. As a result, decisions relating to the declaration and payment of dividends and the business policies and operations of this company could be adverse to the Company's interests or could lead to adverse financial results, which could adversely affect the Company's financial condition and results of operations.

Certain Directors and Executive Officers Have Conflicts of Interest Involving Legacy

         Certain of the Company's directors and officers continue to serve as directors and executive officers of Legacy, which Excel spun off in March 1998. As of December 31, 1998, these individuals held 10,227,046 shares of common stock of Legacy, which equaled approximately 31% of the currently outstanding shares, and held options to acquire another 3,162,000 shares. The Company and Legacy currently are parties to agreements providing for: (i) the orderly separation of the Company and Legacy; (ii) the sharing of certain facilities and the provision of management and administrative services by the Company to Legacy; and (iii) the allocation of certain tax and other liabilities. Conflicts may arise with respect to the operation and effect of these agreements and relationships, which could have an adverse effect on the Company if not properly resolved. In this regard, the certificate of incorporation of Legacy contains a specific purpose clause providing that Legacy's purpose includes complying with an intercompany agreement between the Company and Legacy as long as the agreement remains in effect. The agreement prohibits Legacy from investing in community and neighborhood shopping centers, power centers, malls or other conventional retail properties unless it has first offered to Excel (now the Company) the opportunity to pursue such investments.

Environmental Problems are Possible and Can Be Costly

         Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

         Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

The Market Value of the Company's Publicly Traded Securities Can Be Adversely Affected by a Number of Factors

         Changes in Market Conditions Could Adversely Affect the Market Price of the Company's Publicly Traded Securities. As with other publicly traded securities, the value of the Company's publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of its publicly traded securities are the following: the extent of institutional investor interest in the Company; the reputation of REITs generally; the reputation of REITs with portfolios similar to the Company's; the attractiveness of the securities of REITs in comparison to other securities (including securities issued by other real estate companies); the Company's financial condition and performance; and general economic and financial market conditions.

         The Company's Earnings and Cash Dividends Will Affect the Market Price of its Publicly Traded Securities. The Company believes that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash dividends, and is secondarily based upon the real estate market value of the underlying assets. For that reason, the Company's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent the Company retains operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of its underlying assets, may not correspondingly increase the market price of the Company's shares. Failure to meet the market's expectations with regard to future earnings and cash dividends likely would adversely affect the market price of the Company's publicly traded equity securities.

         Market Interest Rates May Have an Effect on the Value of the Company's Publicly Traded Securities. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher dividend rate. Higher interest rates would not, however, result in more dividends and, in fact, likely would increase borrowing costs and potentially decrease funds available for dividends. Thus, higher market interest rates could cause the market price of the Company's publicly traded securities to go down.

The Company is Dependent on External Sources of Capital

         To qualify as a REIT, among other things, the Company must distribute to its stockholders each year at least 95% of its REIT taxable income (excluding any net capital gain). Because of these distribution requirements, the Company likely will not be able to fund all future capital needs, including capital for acquisitions, with income from operations. The Company therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. The Company's access to third-party sources of capital depends on a number of things, including the market's perception of its growth potential and its current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase leverage.

The Company's Classification as a REIT is Dependent on Compliance with Federal Income Tax Requirements

         Failure of the Company to Qualify as a REIT Would Have Serious Adverse Consequences to Stockholders. The Company believes that its predecessor companies, the Trust and Excel, qualified for taxation as REITs for federal income tax purposes since their first elections to be taxed as REITs for the taxable years ended July 31, 1972 and December 31, 1987, respectively. The Company plans to continue to operate the combined company so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within the Company's control. For example, to qualify as a REIT, at least 95% of the Company's gross income must come from certain sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 95% of its REIT taxable income (excluding capital gains). The fact that the Company holds certain of its assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company's REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

         If the Company fails to qualify as a REIT, the Company would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Company relief under certain statutory provisions, the Company would remain disqualified as a REIT for four years following the year the Company first failed to qualify. If the Company failed to qualify as a REIT, the Company would have to pay significant income taxes and would therefore have less money available for investments, debt service and dividends to stockholders. This likely would have a significant adverse affect on the value of its securities. In addition, the Company would no longer be required to pay any dividends to stockholders.

         The Company Could be Disqualified as a REIT or Have to Pay Taxes if its Predecessor Companies Did Not Qualify as REITs. If either the Trust or Excel, whose businesses were combined in the Merger on September 28, 1998 to form the Company, failed to qualify as a REIT throughout the duration of its existence, it might have had undistributed "C corporation earnings and profits." If that were the case and the Trust or Excel did not distribute such earnings and profits prior to the Merger, the Company might not qualify as a REIT. The Company believes that each of the Trust and Excel qualified as a REIT and that, in any event, neither the Trust nor Excel had any undistributed "C corporation earnings and profits" at the time of the Merger. If either the Trust or Excel failed to qualify as a REIT, it would have recognized taxable gain at the time of the Merger (and the Company would be liable for the tax on such gain). This would be the case even though the business combination qualified as a "tax-free reorganization," unless the Company makes a special election that is available under current law. The Company will make such an election with respect to each of the Trust and Excel. This election will have the effect of requiring the Company, if the Trust or Excel was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the business combination on assets acquired in the combination if such assets are sold within 10 years after the combination. Finally, if either the Trust or Excel did not qualify as a REIT, the Company could be precluded from electing REIT status for up to four years after the year in which the predecessor company failed to qualify if the Company were determined to be a "successor" to that predecessor company.

There Can Be No Assurance That the Company Will Be Successful in Integrating Two Previously Separate Companies

         The Merger took place in September 1998. There can be no assurance that the remaining integration of the respective operations of the Trust and Excel will be completed without substantial difficulties. Such difficulties could include integrating different business strategies with respect to owning, operating, acquiring and developing real estate properties, and integrating personnel with different business backgrounds and corporate cultures. Further, the process of integrating management services, administrative organizations, facilities, management information systems and other aspects of operations, while simultaneously managing a larger and geographically expanded entity, will present a significant challenge to the management of the Company. There can be no assurance that there will not be substantial costs associated with the integration process, that the integration activities will not result in a decrease in revenues or that there will not be other material adverse effects on the Company as a result of the integration efforts. Although the Company does not expect to incur any current material charge against earnings for integration costs resulting from the Merger, there can be no assurance that the Company will not in the future incur material charges to reflect costs associated with the Merger.

Failure to Obtain Year 2000 Compliance May Have Adverse Effects on the Company

         Many currently installed computer systems, software products, time clocks and other similar devices of the Company are coded to accept only two digit entries in the date code field. The Company needs to have these date code fields upgraded or recoded to accept four digit entries to distinguish 21st century dates from 20th century dates. Uncertainty exists concerning the potential effects associated with compliance with such "Year 2000" requirements. In addition, even if the Company's equipment and software is Year 2000 compliant, equipment and software used by suppliers or other third parties having a material relationship with the Company (e.g., utilities, financial institutions, major tenants, suppliers, governmental agencies and municipalities) may not be Year 2000 compliant.

ITEM 2. PROPERTIES

         As of December 31, 1998, the Company owned interests in 301 retail properties (including four office properties and two vacant land parcels) and 54 apartment communities. The following table sets forth certain information as of December 31, 1998 regarding the Company's properties on a state-by-state basis:

                              RETAIL PROPERTIES                                       APARTMENT COMMUNITIES
                    ------------------------------------------------------------------------------------------------------
                                                            PERCENT OF                                          PERCENT OF
                                                  GROSS      SCHEDULED                  TOTAL                   SCHEDULED
                     NUMBER OF     PERCENT      LEASABLE      RETAIL     NUMBER OF    NUMBER OF     PERCENT     APARTMENT
      STATE         PROPERTIES      LEASED        AREA        ABR(1)     PROPERTIES     UNITS       LEASED        ABR(1)
----------------    ----------     -------      --------    ----------   ----------   ---------     -------     ----------
Alabama                  7           98.3%        764,564      1.6%          9          2,283        91.3%        16.2%
Arizona                 12           91.6%      1,103,291      3.3%          -              -           -            -
Arkansas                 2          100.0%        105,459      0.2%          -              -           -            -
California              17           93.7%      2,500,811     10.0%          -              -           -            -
Colorado                 2          100.0%        352,156      1.6%          -              -           -            -
Delaware                 2          100.0%        243,610      0.5%          2            303        85.9%         2.2%
Florida                 18           93.8%      3,535,950      9.0%          2            539        96.6%         5.2%
Georgia                 33           95.9%      2,937,840      6.4%          2            420        92.1%         3.2%
Illinois                10           98.4%      1,219,273      4.0%          -              -           -            -
Indiana                 14           95.2%        942,221      1.8%          3            893        92.0%         6.3%
Iowa                     5           99.5%        604,673      1.3%          -              -           -            -
Kentucky                11           98.7%      1,718,391      3.9%          6          1,363        87.5%        10.4%
Louisiana                2           98.8%        261,518      0.6%          3          1,244        89.6%         9.5%
Maryland                 2           98.2%        325,062      0.7%          -              -           -            -
Michigan                12           98.8%      1,973,549      5.8%          -              -           -            -
Minnesota                3           98.3%         85,935      0.4%          -              -           -            -
Missouri                 5           85.4%        799,214      4.1%          1            309        95.0%         2.6%
Nebraska                 3          100.0%         70,513      0.2%          -              -           -            -
Nevada                   3           99.3%        585,361      2.0%          -              -           -            -
New Jersey               9           96.6%      1,117,555      4.1%          -              -           -            -
New York                26           94.5%      3,434,263      8.0%          2            308        92.9%         2.1%
North Carolina          17           93.2%      1,800,225      3.8%          2            463        94.6%         4.2%
Ohio                    22           97.8%      3,166,774      7.2%          7          1,601        91.8%        13.5%
Oklahoma                 1          100.0%         45,510      0.1%          -              -           -            -
Pennsylvania            20           95.2%      2,253,885      6.4%          1            130        91.0%         1.1%
South Carolina           5           93.1%        376,002      1.0%          3            640        83.8%         4.7%
Tennessee               16           97.3%      2,029,280      4.8%         11          2,480        87.6%        18.9%
Texas                    7           97.3%        590,385      1.6%          -              -           -            -
Utah                     1           88.8%        587,440      1.2%          -              -           -            -
Virginia                11           94.7%      1,598,962      3.6%          -              -           -            -
West Virginia            3           95.4%        352,538      0.8%          -              -           -            -
                    ------------------------------------------------------------------------------------------------------
                       301           95.6%     37,482,210    100.0%         54         12,976        90.1%       100.0%
                    ======================================================================================================

----------
1   ABR represents annualized base rent.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently involved in any material pending legal proceedings nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than litigation arising in the ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1998.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "NXL." As of March 26, 1999, there were approximately 14,480 registered record holders of the Company's common stock, plus those who hold their shares in street name. The following table sets forth the high and low sales price, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 1998 and 1997 with respect to the Company's common stock:


                                                                                   CASH
                                                                                DIVIDENDS
                                        HIGH(1)             LOW(1)              DECLARED(1)
                                       ---------          ---------             -----------
         1997:
                First quarter          $ 21.7708          $ 19.1667              $ 0.383
                Second quarter           22.5000            19.8958                0.383
                Third quarter            26.5625            22.0833                0.417
                Fourth quarter           27.2917            23.3858                0.417

         1998:
                First quarter            29.6875            25.2600              $ 0.417
                Second quarter           25.0000(2)         21.6667(2)             0.417
                Third quarter            25.0000            21.5000                0.417
                Fourth quarter           23.2500            20.2500                0.400

----------

1 The high and low sales price and cash dividends declared prior to the Merger have been adjusted to reflect the 20% stock dividend that Excel paid in connection with the Merger. See "Business--Description of Business--Recent Developments--The Merger." The actual cash dividends declared by the Company were $0.460 for each of the first and second quarters of 1997 and $0.500 for each of the third and fourth quarters of 1997 and the first, second and third quarters of 1998.

2 On March 31, 1998, Excel consummated the Spin-off of Legacy through the distribution, on a pro-rata basis, to the holders of Excel's common stock, of all of the common stock of Legacy held by Excel. See
     "Business--Description of Business--Recent Developments--Spin-Off of
     Legacy."

ITEM 6. SELECTED FINANCIAL DATA

         The financial information included in the following table has been selected by the Company and has been derived from the consolidated financial statements for the periods indicated.

         Under generally accepted accounting principles, the Merger was accounted for as a purchase by the Trust of Excel. Therefore, all of the financial information prior to September 28, 1998 included in the following table is that of the Trust. Because the Trust had a fiscal year end of July 31 prior to the Merger, the financial information included in the following table for periods prior to September 28, 1998 is based on a fiscal year end of July
31. All of the financial information included in the following table for periods on and after September 28, 1998 relates to the Company as a combined entity. Immediately following the Merger, each of the Company and the Trust adopted a fiscal year end of December 31, beginning with a short fiscal year ending on December 31, 1998.

         The financial information included in the following table should be read in conjunction with the audited financial statements included in Item 14(a) of this Form 10-K (in thousands, except for per share amounts). The unaudited pro forma information for the twelve months ended December 31, 1998 has been presented as if the Merger had been consummated on January 1, 1998. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the Merger actually occurred on January 1, 1998.


                            TWELVE MONTHS
                                ENDED       FIVE MONTHS
                             DECEMBER 31,      ENDED                                YEARS ENDED JULY 31,
                                1998        DECEMBER 31,   ---------------------------------------------------------------------
STATEMENT OF INCOME DATA:    (PRO FORMA)        1998           1998           1997           1996          1995          1994
-------------------------   -------------   -----------    -----------    -----------    -----------   -----------   -----------
Revenue                      $   419,110    $   155,921    $   250,259    $   206,821    $   167,606   $   130,576   $   100,955
Expenses                         262,276         99,693        156,875        127,578         94,868        65,572        46,914
                             -----------    -----------    -----------    -----------    -----------   -----------   -----------
                                 156,834         56,228         93,384         79,243         72,738        65,004        54,041
Minority interest                 (1,683)          (457)            --             --             --            --            --
Other                             (1,050)            --             --             --             --            --            --
(Loss)/gain on sales of
properties and
securities,  net                     370             34            (41)            (3)           399           228           989
                             -----------    -----------    -----------    -----------    -----------   -----------   -----------
Net income                       154,471         55,805         93,343         79,240         73,137        65,232        55,030
Preferred dividends               23,696          6,914          2,770          2,203          2,616         2,516         2,713
                             -----------    -----------    -----------    -----------    -----------   -----------   -----------
Net income - basic               130,775         48,891         90,573         77,037         70,521        62,716        52,317
Minority interest                  1,683            457             --             --             --            --            --
                             -----------    -----------    -----------    -----------    -----------   -----------   -----------
Net income - diluted         $   132,458    $    49,348    $    90,573    $    77,037    $    70,521   $    62,716   $    52,317
                             ===========    ===========    ===========    ===========    ===========   ===========   ===========

Net income per common
share
  Basic                      $      1.49    $      0.63    $      1.43    $      1.31    $      1.25   $      1.19   $      1.06
  Diluted                    $      1.47    $      0.62    $      1.42    $      1.30    $      1.25   $      1.18   $      1.05
Weighted average number
of common shares
outstanding
  Basic                           87,504         77,481         59,365         58,461         56,484        52,894        49,502
  Diluted                         90,419         79,396         59,774         58,735         56,642        53,040        49,768

OTHER DATA:
Distributions per common
share                        $     1.615    $     0.678    $     1.475    $     1.435    $     1.395   $     1.355   $     1.315
                             ===========    ===========    ===========    ===========    ===========   ===========   ===========
BALANCE SHEET DATA AS OF
THE END OF EACH PERIOD:
Total assets                 $ 2,894,546    $ 2,894,546    $ 1,384,525    $ 1,261,144    $   945,394   $   796,636   $   616,993
Long-term debt obligations     1,105,271      1,105,271        576,888        478,207        238,426       206,652        28,060
Shareholders' equity           1,695,574      1,695,574        764,527        744,995        659,354       570,529       565,493

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred stock, use of the Company's revolving credit facilities and financing from unsecured notes and mortgage debt have been the principal sources of capital required to fund its growth.

         In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties. In these instances, the Company generally receives property management and leasing fees in addition to a disproportionate share of the profits after a preferred return is received by the institutional partner. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt, (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

         The Company has a revolving credit facility of $250.0 million in unsecured advances from a group of banks. The facility expires in December 1999 and bears an interest rate of 120 basis points over LIBOR. As of December 31, 1998, the Company had $150.5 million outstanding under this facility. The covenants of the credit facility include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum interest coverage of 2 to 1. The Company also has an unsecured revolving credit facility of $50 million through November 1999, all of which was outstanding as of December 31, 1998.

         In addition to outstanding amounts on the Company's credit facilities, debt as of December 31, 1998 consisted of $388.2 million of mortgages payable having a weighted average interest rate of 7.7% and $489.2 million of notes payable with a weighted average interest rate of 6.9%. Of this debt, $170.4 million bear variable interest rates. Additionally, the Company has $1.7 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of approximately Canadian $16.0 million (approximately U.S. $10.4 million as of December 31, 1998) which are sensitive to currency exchange rate fluctuations.

         In November 1998, the Company filed a $1 billion shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depository shares, common stock, warrants or rights. Currently, no securities have been issued under this shelf registration statement. On February 3, 1999, the Company established a program for the sale of up to $500 million aggregate principal amount of medium-term notes due nine months or more from date of issue. The Trust will guarantee any medium-term notes issued by the Company in the future under this program under this shelf registration statement.

         Other sources of funds are available to the Company. Based on management's internal valuation of the Company's properties, many of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

         The Company has three classes of preferred stock outstanding as of December 31, 1998: (i) 2,124,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

         The current quarterly dividend on the Company's common stock is $.4025 per share. The Company anticipates that the quarterly dividend will increase at least $.0025 per share per quarter (which quarterly increases amount to $.01 per share on an annualized basis and effectively increase the annualized dividend rate by $.04 per share for each share held over a 12-month period) until the annualized quarterly dividend on the Company's common stock is at least $1.67 per share. The maintenance of this dividend policy will be subject to various factors, including the discretion of the Board of Directors of the Company, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT.

         In the normal course of business, the Company also faces risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks and are not included in the aforementioned notes.

YEAR 2000 COMPLIANCE

Year 2000 Compliance Readiness

         The Company's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Year 2000 compliance issues with respect to the Company's internal business and technical information systems were substantially remediated as of December 31, 1998. See "--Year 2000 Compliance Detail" below. In addition, the Company has completed the identification and review of major computer hardware and software suppliers and has verified the Year 2000 preparedness of these suppliers.


Year 2000 Compliance Detail

         The Company addressed the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Company's non-information technology systems, including building access, parking lot light and energy management, equipment and other infrastructure systems that may contain or use computer systems or embedded micro controller technology; and
(iii) certain systems of the Company's
major suppliers and material service providers (insofar as such systems relate to the Company's business activities such as payroll, health services and alarm systems). As described below, the Company's Year 2000 review involves (a) an assessment of the Year 2000 problems that may affect the Company, (b) the development of remedies to address the problems discovered in the assessment phase to the extent practical or feasible, (c) the testing of such remedies and
(d) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase

         As part of the internal assessment phase, the Company has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Company is evaluating internally developed and/or purchased software applications and property operational control systems (e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access). In addition, in October 1998, the Company began sending letters to or making inquiries of certain of its major suppliers and service providers, requesting them to provide the Company with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Company. The Company expects that it will complete its distribution of these inquiries by April 30, 1999. The Company is requesting that all responses to the inquiries be returned to it no later than May 31, 1999.

Remediation and Testing Phase

         Based upon the assessment and remediation efforts to date, the Company has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Company's computer terminals or personal computers are Year 2000 compliant in all material respects. The Company has secured software to upgrade that part of the computer that will make it compliant. That part is called the BIOS chip or Basic Input Output System. If there is any unforeseen problem with a particular unit it will be replaced. Replacements are readily available. Based on an inventory by model type of the Company's personal computers, BIOS chip Year 2000 issues are not expected to be material. A conservative, "worst case" scenario is included in the cost estimate. The versions of the purchased software that the Company uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant. The New York and San Diego corporate office phone, communication and data collection networks are Year 2000 compliant; however, based on the expanded needs of the Company, replacement of the phone system (including the voicemail system) is scheduled to occur by June 30, 1999. Phone systems at other than corporate office locations are Year 2000 compliant. Phone systems at the apartment communities are 87% Year 2000 compliant. The balance of the phone systems at the apartment communities are scheduled to be reviewed and be Year 2000 compliant by June 1999. The cost estimates derived from this assessment are treated as worst case. Most of the Company's shopping centers are "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Company (some are supplied by tenants). The systems not supplied by the Company, the number of which is small, are being reviewed and are projected to not have a material impact. All of the 54 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant.

Costs Related to the Year 2000 Issue

         The total historical or anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. The Company currently estimates that to have all systems Year 2000 compliant will require certain additional expenditures. At this time, the expenditures are expected to range from a total of $60,000 to a "worst case" of $260,000.

Risks and Contingency Plans

         Considering the substantial progress made to date, the Company does not anticipate delays in finalizing internal Year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company (e.g., utilities, financial institutions, major tenants, suppliers, governmental agencies and municipalities) may be a potential risk based on their individual Year 2000 preparedness which may not be within the Company's reasonable control. The failure of critical third parties' computer software programs and operating systems to achieve Year 2000 compliance may result in system malfunctions or failures. Such an occurrence would potentially affect the ability of the third party to operate its business and thereby raise adequate revenue to meet its contractual obligations to the Company or provide services to the Company. In that event, the Company may not receive revenue or services that it had otherwise expected to receive pursuant to existing leases and contracts. The failure of critical third parties to achieve Year 2000 compliance may have a material adverse impact on the Company's business, operating results and financial condition.

         The Company is in the process of identifying and reviewing the Year 2000 preparedness of critical third parties. Anticipated completion of this review is May 31, 1999. Pending the results of that review, the Company will determine what course of action and contingencies, if any, will need to be made.

         Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business, operating results and financial condition, the actual effects of the issue and the success or failure of the Company's efforts cannot be known until the year 2000. At this point, the Company believes that the most likely external sources of a material adverse impact on the Company's business, operating results and financial condition as a result of Year 2000 issues are utilities (i.e., electricity, natural gas, telephone service and water) furnished by third parties to the Company and a wide universe of other customers, none of which utilities are readily available from alternate sources. The reasonably likely worst case scenario that could affect the Company's business, operating results and financial condition would be a widespread prolonged power failure affecting a substantial number of the geographic regions in which the Company's properties are located. In the event of such a widespread prolonged power failure, a significant number of tenants may not be able to operate their stores and, as a result, their ability to pay rent could be substantially impaired. The Company is not aware of an economically feasible contingency plan which could be implemented to prevent such a power failure from having a material adverse effect on the Company's business, operating results and financial condition.

THE MERGER

         Immediately following the Merger on September 28, 1998, approximately
88.2 million shares of common stock were outstanding and former holders of the Trust's common shares held approximately 65% of those shares. As provided in the Merger Agreement, since September 28, 1998, the Board of Directors of the Company has consisted of the six former members of Excel's Board and the nine former members of the Trust's Board. The Merger has, for financial accounting purposes, been accounted for as a purchase by the Trust of Excel.

NEW ACCOUNTING STANDARD

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It is effective for fiscal years beginning after June 15, 1999. The Company does not anticipate that adoption of this standard will have a material effect on its financial position, results of operations, or disclosures within its financial statements.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

         The actual results of operations for the five month period ended December 31, 1998 only include operations of Excel from September 28, 1998 to December 31, 1998. Therefore, certain pro forma comparisons are included which have been presented as if the Merger had been consummated on August 1, 1998 and 1997, respectively (see Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the Merger actually occurred on August 1, 1998 and 1997, respectively (in thousands):

                                       FIVE MONTHS ENDED   FIVE MONTHS ENDED   FIVE MONTHS ENDED   FIVE MONTHS ENDED
                                          DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                             1998                  1998              1997                 1997
                                           (ACTUAL)            (PRO FORMA)         (ACTUAL)            (PRO FORMA)
                                       -----------------   -----------------   -----------------   -----------------
Total revenues                             $ 155,921           $ 179,092           $ 100,457            $ 150,230

Expenses:
    Operating costs                           32,764              32,233              25,325               30,014
    Real estate and other taxes               13,456              15,655               9,047               12,466
    Interest                                  27,168              32,339              14,309               24,374
    Depreciation and amortization             21,366              25,644              12,544               22,228
    Provision for doubtful accounts            2,825               2,884               1,675                2,164
    General and administrative                 2,114               2,849               1,143                2,384
                                           ---------           ---------           ---------            ---------
      Total expenses                          99,693             111,604              64,043               93,630
Sale of real estate/securities                    34                  34                 (67)                 (67)
Minority interest                               (457)               (739)                 --                 (624)
                                           ---------           ---------           ---------            ---------
Net income                                 $  55,805           $  67,522           $  36,347            $  55,909
                                           =========           =========           =========            =========
Net income per share:
Basic                                      $    0.63           $    0.66           $    0.62            $    0.60
                                           =========           =========           =========            =========
Diluted                                    $    0.62           $    0.64           $    0.61            $    0.58
                                           =========           =========           =========            =========

         Excel has acquired 22 properties since August 1997 which are reflected in the pro forma results of operations for the five months ended December 31, 1998 and 1997 above. As previously discussed however, operations of Excel are included only for the period from the Merger to December 31, 1998. In addition to the acquisitions Excel has made, the Company has acquired 23 properties since August 1997.

Historical Comparison

         Total revenues increased approximately $55.5 million to $155.9 million, or 55%. Of the increase, $42.6 million related to additional revenues from Excel as a result of the Merger. In addition to the Merger, the 23 properties that were acquired since August 1997 accounted for $9.8 million of the increased revenues in 1998 when compared to the five-month period ended December 31, 1997. The remaining $3.1 million increase was primarily a result of net increases in rentals from the remaining portfolio of properties.

         Of the $155.9 million in revenue in 1998, $32.5 million related to the 54 apartment communities and $117.9 million related to the 301-property retail portfolio (including four office buildings and two vacant land parcels). Interest, dividend and other income accounted for $5.5 million in revenue. In 1997, $27.2 million of revenue related to the apartment portfolio, $71.6 million related to the retail portfolio, and $1.7 million related to interest and dividends.

         Total expenses increased $35.7 million to $99.7 million, or 56%. Of the increase, $27.2 million related to additional expenses from Excel as a result of the Merger. In addition to the Merger, the properties that were acquired since August 1997 accounted for $4.8 million of additional expenses, excluding interest expense. Interest expense of $3.1 million related to the assumption of

$56.7 million in mortgage debt from the property acquisitions, and $50.0 million of additional notes payable. The remaining $0.6 million relates to increased expenses from the Company's existing portfolio.

       Operating costs increased $7.5 million to $32.8 million, of which the Merger accounted for $6.0 million. The properties acquired since August 1997 accounted for $2.4 million of increases and other properties accounted for a decrease in operating costs of $0.9 million. Real estate and other taxes increased $4.5 million to $13.5 million, of which $3.2 million related to Excel as a result of the Merger, $0.9 million related to the properties acquired since August 1997 and $0.4 million related to increases on the remaining portfolio. Interest expense increased $12.9 million to $27.2 million, of which $9.8 million related to the Merger and $3.1 million related to additional debt as described above. Depreciation and amortization increased $8.9 million to $21.4 million, of which $6.9 million related to the Merger and the remaining $2.0 million related to the properties acquired since August 1997. Finally, provision for doubtful accounts increased $1.1 million to $2.8 million, of which $0.4 million related to the Merger, and general and administrative costs increased $1.0 million, of which $0.9 million related to the Merger.

Pro Forma Comparison

       On a pro forma basis, total revenues increased $28.9 million to $179.1 million, or 19%. Of this increase, $28.2 million relates to the acquisition of 45 properties since August 1997. Also in 1997, the Company recognized income from its equity investment in EDV in the amount of $1.8 million compared to a loss in 1998 of $1.1 million which is included in the expenses below. The remaining difference in revenue between the periods is $2.5 million and is primarily a result of net increases in rentals from the remaining portfolio of properties.

       On a pro forma basis, total expenses increased $18.0 million to $111.6 million, or 19%. Properties acquired since August 1997 accounted for $17.3 million, including increased interest expense from Excel of $3.1 million, primarily related to additional debt related to acquisitions. General and administrative expenses increased $0.5 million on a pro forma basis, but remained 1.6% of total revenues. Also in 1998, a $1.1 million loss was recognized from the Company's investment in EDV. The remaining difference is a net decrease of $0.9 million, which primarily relates to the Company's remaining portfolio of properties.

Fiscal Year Ended July 31, 1998 Compared to Fiscal Year Ended July 31, 1997

         In fiscal 1998, total revenues increased $43.5 million to $250.3 million, or 21%. The increase was in rental income and related revenues and came from all categories of properties. Interest and dividend income decreased approximately $0.8 million because of lower average investment balances.

         Expenses increased $29.8 million to $159.6 million, or 23%. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $8.6 million to $36.8 million, primarily due to a higher level of outstanding unsecured notes and mortgage debt during fiscal 1998. The increase in the provision for doubtful accounts reflects a larger revenue base and a higher level of receivables. Administrative expenses as a percentage of revenue remained constant at 1.1% of revenue compared to fiscal 1997.

Fiscal Year Ended July 31, 1997 Compared to Fiscal Year Ended July 31, 1996

         In fiscal 1997, total revenues increased $39.2 million to $206.8 million, or 23%. The increase was in rental income and related revenues and came from properties in the portfolio which were acquired in fiscal 1997 or were owned for less than a full year in fiscal 1996. Interest and dividend income decreased slightly.

         Expenses increased $32.3 million to $129.8 million, or 33%. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $10.7 million to $28.3 million due to a higher level of outstanding debt during fiscal 1997. The increase in the provision for doubtful accounts reflects a larger revenue base and a higher level of receivables. Administrative expenses as a percentage of revenue declined to 1.1% from 1.6% due to increased revenue from newly acquired properties; these costs do not increase in direct proportion to revenue due to economies of scale. Income before (loss)/gain on sale of properties and securities increased $6.9 million to $77 million. During fiscal 1997, three former Nichols stores, in Annville and Hanover, Pennsylvania and Lumberton, North Carolina, were sold.

Funds From Operations

         The Company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities, plus depreciation and amortization on real estate and amortized leasing commission costs, and other non-recurring items. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs. The following information is included to show the items included in the Company's FFO for the past three years (in thousands, except per share amounts):

                                                            FIVE MONTHS
                                          FIVE MONTHS          ENDED
                                             ENDED          DECEMBER 31,       YEAR ENDED
                                          DECEMBER 31,          1997             JULY 31,        YEAR ENDED        YEAR ENDED
                                              1998           (UNAUDITED)          1998            JULY 31,          JULY 31,
                                          ------------      ------------      ------------      ------------      ------------
Net income                                $     55,805      $     36,347      $     90,573      $     77,037      $     70,521
    Preferred dividends                         (6,914)           (2,437)           (5,850)             (461)               --
    Minority interest                              457                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------
Net income applicable to common
  shareholders - diluted                        49,348            33,910            84,723            76,576            70,521
(Gains)/loss on real estate and
  securities                                       (34)               67                41                 3              (399)
Depreciation and amortization                   21,366            12,544            31,622            25,006            20,004
                                          ------------      ------------      ------------      ------------      ------------

Funds from operations                     $     70,680      $     46,521      $    116,386      $    101,585      $     90,126
                                          ============      ============      ============      ============      ============
Weighted average of common  shares
  outstanding - diluted                         79,396            59,720            59,774            58,735            56,642
                                          ============      ============      ============      ============      ============

         On a pro forma basis, FFO would have been $190,953, $83,974 and $72,318 for the twelve months ended December 31, 1998, the five months ended December 31, 1998 and 1997, had the Merger been consummated on August 1, 1998 and 1997, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 1998, the Company had approximately $170.4 million of outstanding floating rate debt. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.1 billion of outstanding total debt of the Company, the approximately $2.9 billion of total assets of the Company and the approximately $2.0 billion market capitalization of the Company's common stock as of that date.

         The Company was not a party to any hedging agreements with respect to its floating rate debt as of December 31, 1998. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities into fixed rate liabilities, such agreements would expose the Company to the risk that the counterparties to such hedge agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

         As of December 31, 1998, the Company had notes receivable in the total amount of approximately Canadian $16 million (approximately U.S. $10.4 million as of December 31, 1998). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of December 31, 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 1999 (the "Proxy Statement") under the captions "Proposal 1 Election of Directors," "Executive Compensation and Other Information" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation and Other Information."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Consolidated Financial Statements. The following documents are filed as a part of this report:

         The response to this portion of Item 14 is submitted as a separate section of this report.

         (b) Reports on Form 8-K filed during the three months ended December 31, 1998.

                  1. Form 8-K dated October 13, 1998 containing items 2, 7 and 8.

         (c) Exhibits. The following documents are filed as exhibits to this report:

         *3.1 Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-59195, on May 25, 1995.

         *3.2 Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-65211, on October 1, 1998.

         *3.3     Amended and Restated Bylaws of the Company filed as Exhibit
                  4.6 to the Company's Registration Statement on Form S-3, File No. 333-65211, on October 1, 1998.

         *4.1 Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock filed as Exhibit 4.01 to the Company's Current Report on Form 8-K dated February 7, 1997.

         *4.2 Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock filed as Exhibit 4.02 to the Company's Current Report on Form 8-K dated January 14, 1998.

         4.3 Articles Supplementary relating to the Series C Junior Participating Preferred Stock of the Company, which may in the future be issued under the Company's Rights Plan.

         *4.4 Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-65211, on October 1, 1998.

         *10.1 Tennessee General Partnership Agreement, dated as of October 13, 1992, between Horne Properties, Inc. and the Company filed as Exhibit 10.2A to Amendment No. 1 to the Company's Registration Statement on Form S-11, File No. 33-63160, on July 12, 1993.

         *10.2 Tennessee General Partnership Agreement to create Horne & Excel Properties (Chapman), dated as of December 30, 1992, between Horne Properties, Inc. and the Company, filed as Exhibit 10.2B to Amendment No. 1 to the Company's Registration Statement on Form S-11, File No. 33-63160, on July 12, 1993.

         *10.3 Amended and Restated 1993 Stock Option Plan of the Company filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223, on October 1, 1998.

         10.4 Amendment to the 1993 Stock Option Plan of the Company (Amended and Restated May 28, 1998), dated September 28, 1998.

         10.5 Amendment to the 1993 Stock Option Plan of the Company (Amended and Restated May 28, 1998), dated February 8, 1999.

         *10.6 Form of Incentive Stock Option Agreement under the Company's 1993 Stock Option Plan filed as Exhibit 10.11 to the Company's Registration Statement on Form S-11, File No. 33-63160, on May 21, 1993.

         *10.7 Form of Non-Qualified Stock Option Agreement under the Company's 1993 Stock Option Plan filed as Exhibit 10.12 to the Company's Registration Statement on Form S-11, File No. 33-63160, on May 21, 1993.

         10.8 1994 Directors' Stock Option Plan of the Company (Amended and Restated May 10, 1996).

         10.9 Amendment to the 1994 Directors' Stock Option Plan of the Company (Amended and Restated May 10, 1996), dated September 28, 1998.

         *10.10 Form of Stock Option Agreement under the 1994 Directors' Stock Plan of the Company filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-02329 on April 8, 1996.

         *10.11   New Plan Realty Trust 1997 Stock Option Plan filed as Exhibit
                  4.1 to the Company's Registration Statement on Form S-8, File No. 333-65221, on October 1, 1998.

         *10.12 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221, on October 1, 1998.

         *10.13 Amended and Restated New Plan Realty Trust 1985 Incentive Stock Option Plan filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-65221, on October 1, 1998.

         *10.14 New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, File No. 333-65221, on October 1, 1998.

         *10.15 Agreement of Limited Partnership of EH Properties, L.P., dated as of March 25, 1994, by and between the Company and Horne Properties, Inc., together with any other Persons who become Partners in the Partnership as provided therein, filed as
                  Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.16 Partnership Contribution Closing Agreement, dated as of March 28, 1994, by and between Horne Properties, Inc., the Company and EH Properties, L.P. filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.17 Master Agreement, dated as of January 1, 1995, by and among the Company and the limited partnerships named therein filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.18 Closing Memorandum, dated as of January 20, 1995, by and among the Company and the limited partnerships named therein filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.19 Agreement, dated January 20, 1995, by and among the Company and the limited partnerships named therein filed as Exhibit
                  10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.20 Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as
                  Exhibit 4.01 to the Company's Registration Statement on Form S-3, File No. 33-59195, as amended, on May 9, 1995.

         *10.21 First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.02 to the Company's Registration Statement on Form S-3, File No. 333-24615, as amended, on April 4, 1997.

         *10.22 Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.01 to the Company's Current Report on Form 8-K dated July 3, 1997.

         *10.23 Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of June 25, 1997, filed as
                  Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         *10.24 Contribution Agreement by and between each of the partnerships named therein and Excel Realty Partners, L.P. filed as Exhibit
                  10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         *10.25 Contribution Agreement, dated as of June 20, 1997, among Excel Realty Partners, L.P., Briggsmore Plaza Co., G&H Associates, Montebello Plaza Co. and Paradise Plaza Co. filed as Exhibit
                  10.01 to the Company's Current Report on Form 8-K dated July 3, 1997.

         10.26 Credit Agreement, dated as of November 21, 1997, by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent.

         *10.27 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The Bank of New York filed as Exhibit 10.2 to the Annual Report on Form 10-K of New Plan Realty Trust for the fiscal year ended July 31, 1998.

         *10.28 Waiver and Amendment to Credit Agreement, dated as of September 25, 1998 by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.3 to the Annual Report on Form 10-K of New Plan Realty Trust for the fiscal year ended July 31, 1998.

         *10.29 Assumption and Substitution Agreement, dated as of September 28, 1998 by and among the Company, New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.4 to the Annual Report on Form 10-K of New Plan Realty Trust for the fiscal year ended July 31, 1998.

          10.30 First Amended and Restated Revolving Credit Agreement, dated as of March 31, 1998, among the Company, BankBoston, N.A., the Other Banks which are or may become parties to the Agreement and BankBoston, N.A., as agent.

         *10.31 Distribution Agreement, dated as of March 31, 1998, by and among the Company, ERT Development Corporation and Excel Legacy Corporation filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.32 Administrative Services Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.33 Intercompany Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.34 Tax Sharing Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as
                  Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.35 Transitional Services Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.36 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub, Inc. and New Plan Realty Trust, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.37 Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company's Report on Form 8-A dated May 22, 1998.

         *10.38 Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.

          10.39 Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman.

         *10.40 Employment Agreement, dated as of May 14, 1998, by and between the Company and Arnold Laubich, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.41 Employment Agreement, dated as of May 14, 1998, by and between the Company and Gary B. Sabin, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         10.42 First Amendment to Employment Agreement, dated as of September 25, 1998, by and between the Company and Gary B. Sabin.

         10.43 Employment Agreement, dated as of September 25, 1998, by and between the Company and James M. Steuterman.

         10.44 Employment Agreement, dated as of September 25, 1998, by and between the Company and Richard B. Muir.

         10.45 Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel.

         *10.46 Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.47 Support Agreement, dated as of May 14, 1998, by Arnold Laubich to the Company, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.48 Support Agreement, dated as of May 14, 1998, by Gary B. Sabin to the Company, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         10.49 Unconditional Guaranty of Payment and Performance, dated as of January 13, 1999, by the Company.

         21       Subsidiaries of the Registrant.

         23       Consent of PricewaterhouseCoopers LLP.

         27(1)    Financial Data Schedule.

----------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.

         (d) Financial Statement Schedules. The following documents are filed as a part of this report:

         The response to this portion of Item 14 is submitted as a separate section of this report.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


                                                                                         PAGE
                                                                                         ----

1.  CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants................................................F-2

         Consolidated Balance Sheets
            December 31, 1998, July 31, 1998, and July 31, 1997...........................F-3

         Consolidated Statements of Income for the Five Months Ended
            December 31, 1998 and the Twelve Months Ended
            July 31, 1998, 1997, and 1996.................................................F-4

         Consolidated Statements of Changes in Stockholders' Equity for the Five
            Months Ended December 31, 1998 and the Twelve Months Ended
            July 31, 1998, 1997, and 1996.................................................F-5

         Consolidated Statements of Cash Flows for the Five Months Ended
            December 31, 1998 and the Twelve Months Ended
            July 31, 1998, 1997, and 1996.................................................F-6

         Notes to Consolidated Financial Statements.......................................F-7


2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts.................................F-23

         Schedule III - Real Estate and Accumulated Depreciation.........................F-24

         Schedule IV - Mortgage Loans on Real Estate.....................................F-50

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of New Plan Excel Realty Trust, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and subsidiaries as of December 31, 1998, July 31, 1998 and July 31, 1997, and the results of their operations and their cash flows for the five months ended December 31, 1998 and for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these financial statements and financial statement schedules in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                     PricewaterhouseCoopers, LLP


San Diego, California
March 2,  1999

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                                                    DECEMBER 31,      JULY 31,       JULY 31,
                                                                                       1998             1998           1997
                                                                                    -----------     -----------     -----------
                                            ASSETS
Real estate:
   Land                                                                             $   545,400     $   272,176     $   232,502
   Buildings and improvements                                                         2,280,069       1,180,562       1,045,273
   Accumulated depreciation                                                            (158,021)       (136,978)       (105,866)
                                                                                    -----------     -----------     -----------
               Net real estate                                                        2,667,448       1,315,760       1,171,909
Cash and cash equivalents                                                                13,951          26,284          42,781
Marketable securities                                                                     1,700           1,787           2,034
Receivables:
      Trade, less allowance for bad debts of $11,636, $7,926 and $5,581
      at December 31 and  July 31, 1998 and 1997, respectively23,422                     23,422          14,025          12,035
   Other                                                                                 16,621           1,376           1,464
Mortgage and notes receivable                                                           150,123          13,878          23,107
Prepaid expenses and deferred charges                                                     6,181           7,823           5,000
Other assets                                                                             15,100           3,592           2,814
                                                                                    -----------     -----------     -----------

                                                                                    $ 2,894,546     $ 1,384,525     $ 1,261,144
                                                                                    ===========     ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable, including unamortized premium of $12,345,
      $0 and $0 at December 31 and July 31, 1998 and
      July 31, 1997, respectively                                                   $   388,185     $   114,099     $    65,573
   Notes payable, net of unamortized discount of $1,141, $1,211 and
        $1,366 at December 31 and July 31, 1998 and July 31, 1997,
      respectively                                                                      489,235         462,789         412,634
   Credit facilities                                                                    200,500            --              --
   Capital leases                                                                        27,351            --              --
   Other liabilities                                                                     45,909          37,520          33,359
   Tenant security deposits                                                               7,141           5,590           4,623
                                                                                    -----------     -----------     -----------

               Total liabilities                                                      1,158,321         619,998         516,189
                                                                                    -----------     -----------     -----------

Minority interest in partnership                                                         40,651              --              --
                                                                                    -----------     -----------     -----------

Commitments and contingencies                                                                --              --              --

Stockholders' equity:
   Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 2,124, 0,
       and 0 shares outstanding at December 31 and July 31, 1998, and July 31,
       1997, respectively; 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630, 0 and
       0 shares outstanding at December 31 and July 31, 1998 and 1997, respectively; 1,500 depository shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150
       shares outstanding at December 31 and July 31 1998 and July 31, 199729                29          72,775          72,775
   Common stock, $.01 par value, 250,000 shares authorized;
       88,384, 0 , and 0 shares issued and outstanding as of
       December 31 and July 31, 1998 and July 31, 1997, respectively884                     884              --              --
   Shares of beneficial interest, no par value; 0, 0 and 59,874 shares outstanding at December 31 and July 31, 1998 and
       July 31, 1997, respectively                                                           --         759,853         738,011
   Additional paid-in capital                                                         1,735,207              --              --
   Loans receivable for purchase of shares of beneficial interest(2,022)                 (2,022)         (2,306)         (2,814)
   Accumulated other comprehensive income                                                   726             813           1,057
   Accumulated distributions in excess of net income                                    (39,250)        (66,608)        (64,074)
                                                                                    -----------     -----------     -----------

               Total stockholders' equity                                             1,695,574         764,527         744,955
                                                                                    -----------     -----------     -----------
                                                                                    $ 2,894,546     $ 1,384,525     $ 1,261,144
                                                                                    ===========     ===========     ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                      NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
                     THE TWELVE MONTHS ENDED JULY 31, 1998, 1997, AND 1996
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          ----------


                                                       DECEMBER 31,      JULY 31,        JULY 31,       JULY 31,
                                                           1998            1998            1997           1996
                                                       ------------    ------------    ------------   ------------
Revenues:
    Rental income and related revenues                 $    150,411    $    246,309    $    202,093   $    162,821
    Interest, dividend and other income                       5,510           3,950           4,728          4,785
                                                       ------------    ------------    ------------   ------------
        Total revenues                                      155,921         250,259         206,821        167,606
                                                       ------------    ------------    ------------   ------------

Expenses:
    Operating costs                                          32,764          61,417          52,584         39,531
    Real estate and other taxes                              13,456          22,850          18,449         15,788
    Interest                                                 27,168          36,815          28,256         17,561
    Depreciation and amortization                            21,366          31,622          25,006         20,004
    Provision for doubtful accounts                           2,825           4,171           3,283          1,984
    General and administrative                                2,114           2,770           2,203          2,616
                                                       ------------    ------------    ------------   ------------
        Total expenses                                       99,693         159,645         129,781         97,484
                                                       ------------    ------------    ------------   ------------
    Income before real estate sales and
        minority interest                                    56,228          90,614          77,040         70,122

Gain (loss) on sale of real estate and securities                34             (41)             (3)           399
Minority interest in income of partnership                     (457)             --              --             --
                                                       ------------    ------------    ------------   ------------
Net income                                                   55,805          90,573          77,037         70,521

Unrealized gain (loss) on securities reported                   (87)           (244)            414            461
                                                       ------------    ------------    ------------   ------------
Comprehensive income                                   $     55,718    $     90,329    $     77,451   $     70,982
                                                       ============    ============    ============   ============

Basic earnings per share                               $       0.63    $       1.43    $       1.31   $       1.25
                                                       ============    ============    ============   ============

Diluted earnings per share                             $       0.62    $       1.42    $       1.30   $       1.25
                                                       ============    ============    ============   ============


               The accompanying notes are an integral part of the
                              financial statements.

                      NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
                     THE TWELVE MONTHS ENDED JULY 31, 1998, 1997, AND 1996
                                         (IN THOUSANDS)
                                            ----------


                                                                                         SHARES OF BENEFICIAL
                                                                                                INTEREST/
                                                           PREFERRED STOCK                    COMMON STOCK                  NOTES
                                                         NUMBER         AMOUNT            NUMBER         AMOUNT          RECEIVABLE
                                                      -----------     -----------      -----------     -----------      -----------
Balance at July 31, 1995                                     --       $      --             53,262     $   622,562      $    (3,370)
Net income                                                   --              --               --              --               --
Dividends paid                                               --              --               --              --               --
Dividend reinvestment                                        --              --                738          15,126             --
Exercise of stock options                                    --              --                  9             165             --
Repayment of loans                                           --              --               --              --                286
Unrealized holding gain on marketable securities             --              --               --              --               --
Issuance of preferred shares                                 --              --              4,060          81,227             --
                                                      -----------     -----------      -----------     -----------      -----------

Balance at July 31, 1996                                     --       $      --             58,069     $   719,080      $    (3,084)
Net income                                                   --              --               --              --               --
Dividends paid                                               --              --               --              --               --
Dividend reinvestment                                        --              --                750          16,475             --
Exercise of stock options                                    --              --                115           2,456             --
Repayment of loans                                           --              --               --              --                270
Unrealized holding gain on marketable securities-            --              --               --              --               --
Issuance of preferred shares                                  150          72,775             --              --               --
                                                      -----------     -----------      -----------     -----------      -----------

Balance at July 31, 1997                                      150          72,775           58,934         738,011           (2,814)
Net income                                                   --              --               --              --               --
Dividends paid                                               --              --               --              --               --
Dividend reinvestment                                        --              --                765          18,197             --
Exercise of stock options                                    --              --                175           3,645             --
Repayment of loans                                           --              --               --              --                508
Accumulated other comprehensive income                       --              --               --              --               --
                                                      -----------     -----------      -----------     -----------      -----------

Balance at July 31, 1998                                      150          72,775           59,874         759,853           (2,306)
Net income                                                   --              --               --              --               --
Dividends paid                                               --              --               --              --               --
Dividend reinvestment                                        --              --                235           4,373             --
Repayment of loans                                           --              --               --              --                284
Merger transactions                                         2,755         (72,746)          28,275        (763,342)            --
Unrealized holding loss on marketable securities             --              --               --              --               --
                                                      -----------     -----------      -----------     -----------      -----------

Balance at December 31, 1998                                2,905     $        29           88,384     $       884      $    (2,022)
                                                      ===========     ===========      ===========     ===========      ===========


                                                                      ACCUMULATED      ACCUMULATED
                                                      ADDITIONAL         OTHER        DISTRIBUTIONS        TOTAL
                                                        PAID-IN      COMPREHENSIVE    IN EXCESS OF     STOCKHOLDERS'
                                                        CAPITAL          INCOME         NET INCOME         EQUITY
                                                      -----------    -------------    -------------    -------------
Balance at July 31, 1995                              $      --       $       182      $   (48,845)     $   570,529
Net income                                                   --              --             70,521           70,521
Dividends paid                                               --              --            (78,962)         (78,962)
Dividend reinvestment                                        --              --               --             15,126
Exercise of stock options                                    --              --               --                165
Repayment of loans                                           --              --               --                286
Unrealized holding gain on marketable securities             --               461             --                461
Issuance of preferred shares                                 --              --               --             81,227
                                                      -----------     -----------      -----------      -----------

Balance at July 31, 1996                              $      --       $       643      $   (57,286)     $   659,353
Net income                                                   --              --             77,037           77,037
Dividends paid                                               --              --            (83,825)         (83,825)
Dividend reinvestment                                        --              --               --             16,475
Exercise of stock options                                    --              --               --              2,456
Repayment of loans                                           --              --               --                270
Unrealized holding gain on marketable securities-            --               414             --                414
Issuance of preferred shares                                 --              --               --             72,775
                                                      -----------     -----------      -----------      -----------

Balance at July 31, 1997                                     --             1,057          (64,074)         744,955
Net income                                                   --              --             90,573           90,573
Dividends paid                                               --              --            (93,107)         (93,107)
Dividend reinvestment                                        --              --               --             18,197
Exercise of stock options                                    --              --               --              3,645
Repayment of loans                                           --              --               --                508
Accumulated other comprehensive income                       --              (244)            --               (244)
                                                      -----------     -----------      -----------      -----------

Balance at July 31, 1998                                     --               813          (66,608)         764,527
Net income                                                   --              --             55,805           55,805
Dividends paid                                               --              --            (28,447)         (28,447)
Dividend reinvestment                                        --              --               --              4,373
Repayment of loans                                           --              --               --                284
Merger transactions                                     1,735,207            --               --            899,119
Unrealized holding loss on marketable securities             --               (87)            --                (87)
                                                      -----------     -----------      -----------      -----------

Balance at December 31, 1998                          $ 1,735,207     $       726      $   (39,250)     $ 1,695,574
                                                      ===========     ===========      ===========      ===========


The accompanying notes are an integral part of the financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
              THE TWELVE MONTHS ENDED JULY 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)
                                   ----------


                                                            DECEMBER 31        JULY 31,       JULY 31,        JULY 31,
                                                                1998            1998            1997            1996
                                                            -----------     -----------     -----------     -----------
Cash flows from operating activities:
  Net income                                                $    55,805     $    90,573     $    77,037     $    70,521
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                              21,366          31,622          25,006          20,004
      Provision for bad debts                                     2,825           4,171           3,283           1,984
        (Gain) loss on sale of properties, net                      (34)             67              10            (540)
        (Gain) loss on sale of securities, net                     --               (26)             (7)            141
      Minority interest in income of partnership457                 457            --              --              --
      Equity in loss of affiliate                                 1,123            --              --              --
      Cash received in connection with the Merger4,892            4,892            --              --              --
    Changes in operating assets and liabilities, net:
      Change in trade and notes receivable                       (6,673)         (6,161)         (3,733)         (6,706)
      Change in other receivables                               (13,257)             88            (355)             13
      Change in other liabilities                               (18,076)          4,161           3,475           8,239
      Change in net sundry assets and liabilities                 3,152          (2,988)            605            (250)
                                                            -----------     -----------     -----------     -----------

        Net cash provided by operating activities                51,580         121,507         105,321          93,406
                                                            -----------     -----------     -----------     -----------

Cash flows from investing activities:
  Real estate acquisitions and building improvements            (34,959)       (123,036)       (282,607)       (186,008)
  Proceeds from real estate sales                                   329             (67)          3,862           3,474
  Advances for notes receivable, net                            (26,948)           --              --              --
  Repayments of mortgage notes receivable                           479           9,229             491             821
  Sales of marketable securities                                   --                29             484           4,274
  Purchases of marketable securities                               --                (1)             (2)           --
                                                            -----------     -----------     -----------     -----------

        Net cash used in investing activities                   (61,099)       (113,846)       (277,772)       (177,439)
                                                            -----------     -----------     -----------     -----------

Cash flows from financing activities:
  Proceeds from mortgages and notes payable135,500              135,500          50,000         235,144          29,500
  Principal payments of mortgages and notes payable            (113,427)         (3,401)        (32,362)        (10,898)
  Distributions paid                                            (28,934)        (93,107)        (83,825)        (78,962)
  Minority interest distributions paid                             (910)           --              --              --
  Issuance of preferred stock                                      --              --            72,775            --
  Issuance of common stock/beneficial interest4,673               4,673          21,842          18,931          96,518
  Repayment of loans receivable for the purchase of
    common stock                                                    284             508             269             286
                                                            -----------     -----------     -----------     -----------

        Net cash (used in) provided by financing
           activities                                            (2,814)        (24,158)        210,932          36,444
                                                            -----------     -----------     -----------     -----------

        Net increase (decrease) in cash and cash
           equivalents                                          (12,333)        (16,497)         38,481         (47,589)

Cash and cash equivalents at beginning of year                   26,284          42,781           4,300          51,889
                                                            -----------     -----------     -----------     -----------

Cash and cash equivalents at end of year                    $    13,951     $    26,284     $    42,781     $     4,300
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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      ORGANIZATION

      Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. New Plan Realty Trust (the "Trust") was organized in 1972 as a Massachusetts business trust. On September 28, 1998, Excel and the Trust consummated a merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of Excel, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel (the "Merger"). The Merger was approved by the stockholders of Excel and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the consummation of the Merger, Excel changed its name to "New Plan Excel Realty Trust, Inc." (the "Company"). The Company is operated as a self-administered, self-managed real estate investment trust ("REIT").

      CHANGE IN FISCAL YEAR

      As discussed in Note 2 below, the Merger has been treated as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements. Because the Trust, as the accounting acquiror, had a fiscal year end of July 31, immediately following the Merger the Company and the Trust adopted a fiscal year end of December 31, beginning with a short fiscal year ending on December 31, 1998.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"). All significant intercompany transactions and balances have been eliminated. The Company uses the equity method to account for its investment in ERT Development Corporation, a Delaware corporation ("EDV") (Note 6).

      INCOME TAXES

      The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. In order to maintain its qualification as a REIT, among other things, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company may be subject to tax by certain states that do not recognize the REIT. Provision for such taxes has been included in real estate and other taxes.

      CASH EQUIVALENTS

      Cash equivalents consist of short-term, highly liquid debt instruments with original maturities of three months or less. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper. At times, cash balances at a limited number of banks may exceed insurable amounts. The Company believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.


Continued                             F-7

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REAL ESTATE

      Land, buildings and building improvements are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 40 years for buildings and 5 to 40 years for building improvements. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.

      The Company assesses whether there has been a permanent impairment in the value of its real estate by comparing its carrying amount to the aggregate future cash flows. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment.

      DEFERRED LEASING AND LOAN ACQUISITION COSTS

      Costs incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized and charged to interest expense over the terms of the related debt agreements.

      REVENUE RECOGNITION

      Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded on the accrual basis and are included on the Consolidated Statements of Income in rental income and related revenues. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are also included as rental income and related revenues.

      NET INCOME PER SHARE OF COMMON STOCK

      Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), exercise of stock options and upon conversion of ERP limited partnership interests for all periods.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives, valuation of real estate and the recoverability of mortgage notes and trade accounts receivables.


Continued                             F-8

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECLASSIFICATIONS

      Certain reclassifications have been made to the consolidated financial statements at July 31, 1998 and 1997, and for the twelve months ended July 31, 1998, 1997 and 1996 in order to conform with the current period's presentation.

      INTERNAL SOFTWARE COSTS

      Any costs associated with modifying computer software for Year 2000 compliance are expensed as incurred.


2.    MERGER:

      As provided in the Merger Agreement, Excel paid a 20% stock dividend prior to the Merger. In connection with the Merger, each share of beneficial interest, no par value, of the Trust was converted into one share of common stock, par value $.01 per share, of the Company, and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $1.00 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of the Company ("Series D Preferred Stock"). The Company issued an aggregate of approximately 60,000,000 shares of common stock and 150,000 shares of Series D Preferred Stock (represented by 1,500,000 depositary shares, each of which represents a one-tenth fractional interest in a share of Series D Preferred Stock) to the Trust's shareholders in the Merger.

      The Merger has been treated as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements. This treatment was applied because the shareholders of the Trust immediately prior to the Merger owned approximately 65% of the Company common stock outstanding immediately following the Merger, and the members of the Board of Trustees of the Trust immediately prior to the Merger comprised nine of 15 members of the Board of Directors of the Company immediately following the Merger. As a result of the Merger, the Trust is a wholly owned subsidiary of the Company.

      The accompanying consolidated financial statements reflect the results of the Trust prior to the Merger and reflect the reverse purchase of the Company as of September 28, 1998 and the results of operations for the combined entity from September 28, 1998 to December 31, 1998. In addition, all information regarding per share information prior to the Merger have been restated to reflect the conversion of shares of beneficial interest in the Trust into common stock of the Company. The Trust valued the equity of the Company (assets net of liabilities) at $899,118,300, based upon the market value at the execution of the Merger Agreement of Trust shares of beneficial interest into which outstanding Excel shares of common stock could be converted. Additionally, the Company incurred costs of $6,400,000 related to the Merger.

                                                    SHARES         VALUE                 TOTAL
SECURITY                                         OUTSTANDING     PER SHARE           CONSIDERATION
--------                                         -----------     ---------           -------------
Common stock                                      28,146,906      $  24.20          $   681,155,125
Series A preferred stock                           2,124,980         28.75               61,093,175
Series B preferred stock
(depository shares)                                6,300,000         24.90              156,870,000
                                                                                    ---------------
                                                                                    $   899,118,300
                                                                                    ===============

Real estate                                                                         $ 1,332,715,400
Other assets                                                                            136,864,400
Mortgage and notes payable                                                             (501,400,600)
Other liabilities                                                                       (27,957,000)
Minority interest                                                                       (41,103,900)
                                                                                    ---------------
Allocation of purchase price                                                        $   899,118,300
                                                                                    ===============


Continued                             F-9

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


2.    MERGER, CONTINUED:

      The following unaudited pro forma information for the five months ended December 31, 1998 and December 31, 1997 has been presented as if the Merger had been consummated on August 1, 1998 and 1997, respectively. The unaudited pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the Merger actually occurred on August 1, 1998 and 1997 (in thousands):


                                        FIVE MONTHS ENDED     FIVE MONTHS ENDED    FIVE MONTHS ENDED      FIVE MONTHS ENDED
                                        DECEMBER 31, 1998     DECEMBER 31, 1998    DECEMBER 31, 1997      DECEMBER 31, 1997
                                            (ACTUAL)             (PRO FORMA)            (ACTUAL)             (PRO FORMA)
                                        -----------------     -----------------    -----------------      -----------------
Total revenues                            $    155,921          $    179,092          $    100,457          $    150,230

Expenses:
  Operating costs                               32,764                32,233                25,325                30,014
  Real estate and other taxes                   13,456                15,655                 9,047                12,466
  Interest                                      27,168                32,339                14,309                24,374
 Depreciation and amortization                  21,366                25,644                12,544                22,228
 Provision for doubtful accounts                 2,825                 2,884                 1,675                 2,164
 General and administrative                      2,114                 2,849                 1,143                 2,384
                                          ------------          ------------          ------------          ------------
    Total expenses                              99,693               111,604                64,043                93,630
Sale of real estate/securities                      34                    34                   (67)                  (67)
Minority interest                                 (457)                 (739)                 --                    (624)
                                          ------------          ------------          ------------          ------------
Net income                                $     55,805          $     66,783          $     36,347          $     55,909
                                          ============          ============          ============          ============

Net income per share:
  Basic                                   $       0.63          $       0.66          $       0.62          $       0.60
                                          ============          ============          ============          ============
  Diluted                                 $       0.62          $       0.64          $       0.61          $       0.58
                                          ============          ============          ============          ============

3.    MARKETABLE SECURITIES:

      The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders' equity (in thousands):

                               DECEMBER 31,    JULY 31,      JULY 31,
                                   1998          1998          1997
                               ------------    --------      --------
Amortized cost/basis             $    974      $    974      $    977
Unrealized holdings gains             726           813         1,057
                                 --------      --------      --------
Fair value                       $  1,700      $  1,787      $  2,034
                                 ========      ========      ========

      The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 1998 and July 31, 1998 and July 31, 1997, respectively.


Continued                             F-10

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


4.    MORTGAGES AND NOTES RECEIVABLE

      The Company had the following mortgages and notes receivable, including notes from affiliates (in thousands):

                                                                 DECEMBER 31,      JULY 31,        JULY 31,
                                                                     1998            1998            1997
                                                                 ------------    ------------    ------------
      Notes from EDV, interest at 14% per annum,
      collateralized by EDV assets.  Due on demand               $    100,058    $       --      $       --

      Notes from development companies, monthly interest
      from 11% to 12% per annum. Maturity dates vary
      depending upon the completion or sale of certain
      properties                                                       25,169            --              --

      Note from a development company, interest at 25%
      compounded monthly, payable in Canadian dollars
      Due May 2003                                                     10,439            --              --

      Purchase money first mortgages, interest at 7.2% to
      10%. Due 1999 to 2001                                            10,738          11,480          21,980

      Leasehold mortgages, interest at 10% to 12%
      Due 2008                                                          2,460           2,186             890

      Other                                                             1,259             212             237
                                                                 ------------    ------------    ------------

         Total                                                   $    150,123    $     13,878    $     23,107
                                                                 ============    ============    ============


      Interest and principal payments from EDV are primarily received upon the completion of development projects. Interest receivable from EDV was $6,488,000, $0 and $0 at December 31, 1998, July 31, 1998 and July 31,
      1997, respectively.

      The Company has notes receivable in the total amount of Canadian $16,050,000 (US $10,439,000 at December 31, 1998) from a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on the Bay", and an adjacent land parcel in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the building.

      The Company established $25,680,000 in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $24,669,000 carry interest at 11% to 12%, are collateralized by real estate, and are payable on the earlier of the sale of real estate or seven years.


Continued                             F-11

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


5.    OTHER RECEIVABLES:

      At December 31, 1998, $15,619,000 of the other receivables on the accompanying balance sheet represents interest and dividends receivable, most of which was interest receivable related on notes from EDV, and development companies, including the note related to the Canadian company as discussed in Note 4.

6.    INVESTMENTS:

      EXCEL REALTY PARTNERS, L.P.

      In 1995, ERP was formed to own and manage certain real estate properties. The Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common shares at the Company's option) and cash. These units can convert to Company shares at exchange ratios from 1.0 to 1.4 Company shares for each unit. At December 31, 1998, there were approximately 3,231,000 limited partner units outstanding of which the Company owned approximately 1,525,000 units. Quarterly distributions approximate $774,000 for units held by third parties.

      ERT DEVELOPMENT CORPORATION

      In 1995, EDV was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or receive fee income. The Company owns 100% of the outstanding preferred shares of EDV. The preferred shares receive 95% of dividends, if any. Cash requirements to facilitate EDV's transactions have primarily been obtained through borrowings from the Company. Summary unaudited financial information for EDV is as follows (in thousands). Only a three-month period of operations is shown because the Company's consolidated financial statements only reflect the operations of EDV since the Merger date of September 28, 1998:


                                                                       DECEMBER 31,
                                                                           1998
                                                                       ------------
      BALANCE SHEET
        Notes receivable from developers, interest at 10% to 20%       $     61,108
        Net real estate and other assets                                     53,353
                                                                       ------------
       Total assets                                                    $    114,461
                                                                       ============
        Notes payable to New Plan Excel Realty Trust, Inc.             $    100,058
        Other liabilities                                                     7,071
                                                                       ------------
          Total liabilities                                                 107,129
        Total stockholders' equity                                            7,332
                                                                       ------------
       Total liabilities and stockholders' equity                      $    114,461
                                                                       ============


Continued                             F-12

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


6.    INVESTMENTS, CONTINUED:

      ERT DEVELOPMENT CORPORATION

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                         1998
                                                                  ------------------
      STATEMENT OF INCOME

        Total revenues                                               $ 2,019
        Interest expense to New Plan Excel Realty Trust, Inc.         (2,764)
        Other expenses                                                  (378)
                                                                     -------
           Net loss                                                  $(1,123)
                                                                     =======

      EDV's receivables include loans of approximately $29,678,000 made to a joint venture partnership under a loan commitment related to a retail development project in Florida. The joint venture obtained a construction loan which is expected to total approximately $100,000,000, of which $45,000,000 is guaranteed by the Company. EDV also has an investment in a joint venture related to retail development project in Texas. The Company has guaranteed $68,000,000 of the construction loan on the project, which has a loan balance of $32,806,000 at December 31, 1998.

7.    MORTGAGES PAYABLE:

      Mortgages are collateralized by real estate and an assignment of rents. As of December 31, 1998, mortgages payable bear interest at rates ranging from 3.5% to 10.75%, having a weighted average of 7.7% per annum and maturity dates from 1999 to 2021. The principal payments required to be made on mortgages payable (excluding $12,345,000 of unamortized premium) are as follows (in thousands):

          YEAR
          ----
          1999                                       $ 52,395
          2000                                         52,331
          2001                                         43,488
          2002                                         22,432
          2003                                         23,598
          Thereafter                                  181,596
                                                     --------
                                                     $375,840
                                                     ========

8.    CREDIT FACILITIES:

     The Company has a revolving credit facility of up to $250,000,000 in unsecured advances from a group of banks. The facility expires on December 31, 1999 and bears an interest rate of 120 basis points over LIBOR. At December 31, 1998, the Company had $150,500,000 outstanding under this facility. The covenants of the credit facility include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum interest coverage of 2 to 1. The Company also has an unsecured revolving credit of up to $50,000,000 through November 1999, all of which was outstanding at December 31, 1998.


Continued                             F-13

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


9.    NOTES PAYABLE (IN THOUSANDS):


DESCRIPTION                                FACE AMOUNT       DUE DATE      DECEMBER 31, 1998    JULY 31, 1998    JULY 31, 1997
-----------                                -----------       --------      -----------------    -------------    -------------

      7.75% Senior notes, effective
       interest rate 7.95%, net of
       unamortized discount; December
       31, 1998 - $957; July 31, 1998
       and 1997 - $1,019 and $1,132,
       respectively                          $100,000           2005            $ 99,043           $ 98,981           $ 98,868

      6.80% Senior unsecured notes,
       effective interest rate 6.87%, net
       of unamortized discount;
       December 31, 1998 - $184; July
       31, 1998 and 1997 - $192 and
       $234, respectively                      81,000           2002              80,816             80,808             80,766

      6.875% Senior unsecured notes,
       effective interest rate 6.982%          75,000           2004              75,000               --                 --
      7.97% unsecured notes                    10,000           2026              10,000             10,000             10,000
      Variable rate unsecured notes            49,000           1999              49,000             49,000             49,000
      Variable rate unsecured notes            10,000           --                  --               10,000             10,000
      5.95% unsecured notes                    49,000           --                  --               49,000             49,000
      7.65% unsecured notes                    25,000           2026              25,000             25,000             25,000
      7.68% unsecured notes                    20,000           2026              20,000             20,000             20,000
      Variable rate unsecured notes            40,000           2000              40,000             40,000             40,000
      7.35% unsecured notes                    30,000           2007              30,000             30,000             30,000
      6.9% unsecured notes                     50,000           2028              50,000             50,000               --
      Variable rate unsecured notes            10,376      1999-2000              10,376               --                 --
                                                                                --------           --------           --------
      Total                                                                     $489,235           $462,789           $412,634
                                                                                ========           ========           ========


      The Notes are uncollateralized and subordinate to mortgages payable and rank equally with debt under the revolving credit facilities. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually or quarterly and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. For the five months ended December 31, 1998, $170 of amortized discount and issuing costs were included in interest expense. The principal payments (excluding $1,141 of unamortized discount) required to be made on notes payable are as follows (in thousands):

              YEAR
              ----
              1999                                             $ 49,376
              2000                                               50,000
              2001                                                    -
              2002                                               81,000
              2003                                                    -
              Thereafter                                        310,000
                                                               --------
                                                               $490,376
                                                               ========


Continued                             F-14

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------



10.     CAPITAL LEASES:

        The Company owns a leasehold interest in three shopping centers in California ("Master Leased Centers"). The term of the leases are thirty-four years and the monthly lease payment is $201,000. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at various times during the terms of the respective leases. The owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurrence of certain events. There are no principal payments due on the leases until a Master Leased Center is acquired.

11.     OTHER LIABILITIES (IN THOUSANDS):

                                                                   DECEMBER 31,         JULY 31,           JULY 31,
                                                                      1998               1998                1997
                                                                   ------------         -------            -------

      Property and other taxes payable                               $11,839            $10,523            $ 9,289
      Interest payable                                                 8,771              9,712              7,779
      Accounts payable                                                 5,442              3,362              2,096
      Accrued construction costs                                       4,521              4,789              4,872
      Deferred rent expense and rents received in advance              4,013              1,108              1,337
      Amounts due seller of property                                   1,823              1,952              1,467
      Accrued professional and personnel costs                         1,767              1,239              1,666
      Acquisition costs                                                  806              1,120              1,884
      Other                                                            6,927              3,715              2,969
                                                                     -------            -------            -------
       Total                                                         $45,909            $37,520            $33,359
                                                                     =======            =======            =======

12.   ENVIRONMENTAL MATTERS:

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

      Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cumulative cost of remediation for these properties will be approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into certain remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheet at December 31, 1998 is $3.2 million related to the clean-up of these asbestos minerals.


Continued                             F-15

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


13.   LEASE AGREEMENTS:

      The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

             YEAR
             ----
             1999                            $  1,022
             2000                                 990
             2001                               1,171
             2002                               1,125
             2003                               1,337
                 Thereafter                    11,395
                                             --------
                                             $ 17,040
                                             ========

      For the year ended July 31, 1998, the lease for office space included contingent rentals for real estate tax escalations and operating expense in the amount of $10,000. There were no contingent rentals for the five months ended December 31, 1998 or for the years ended July 31, 1998, 1997, and 1996. In addition, ground leases provide for fixed rent escalations and renewal options.

14.   STOCKHOLDERS' EQUITY:

      PREFERRED STOCK

      Holders of the 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares") are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $26.06 per share. The Preferred A Shares rank senior to the Company's common stock and are on a parity with the other preferred shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company.

      The Company has outstanding 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the "Preferred B Shares"). Holders of the Preferred B Shares are entitled to an annual dividend equal to $2.15625, payable quarterly.

      The Company also has 1,500,000 depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the "Preferred D Shares"), which are redeemable at the option of the Company on or after June 2007 at a liquidation preference of $500 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.


Continued                             F-16

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


14.   STOCKHOLDERS' EQUITY, CONTINUED:

      OPTIONS

      The Company has the following stock option plans (the "Plans") pursuant to which options have been granted to purchase shares of common stock of the Company (the "Shares") to officers, directors, and certain key employees of the Company: (i) the 1985 Incentive Stock Option Plan (the "1985 Plan"), (ii) the March 1991 Stock Option Plan (the "March 1991 Plan"),
      (iii) the Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), (iv) the 1991 Stock Option Plan (the "1991 Plan"), (v) the 1993 Employee Plan (the "1993 Plan"), (vi) the 1994 Directors Plan (the "1994 Plan") and
      (vii) the 1997 Stock Option Plan (the "1997 Plan"). The exercise price of a share pursuant to each of the Plans is required to be no less than the fair market value of a share on the date of grant. Under the 1985 Plan and the 1991 and 1997 Plans (with the exception of certain option grants of 10,000 Shares or more, as discussed below) and the Non-Qualified Plan, options are exercisable 20% per year commencing one year from the date of grant. In the case of certain option grants of 10,000 Shares or more under the 1991 and 1997 Plans, such option grants are exercisable 10% after the first anniversary of the date of grant, 25% after the second anniversary of the date of grant, 45% after the third anniversary of the date of grant, 70% after the fourth anniversary of the date of grant and 100% after the fifth anniversary of the date of grant. In the case of the March 1991 Plan, 30% of the options granted are exercisable on the second anniversary of the date of grant and, thereafter, an additional 10% of the granted options are exercisable on an annual basis. Under the 1993 and 1994 Plans, the vesting schedule is determined at the time of grant by the option committee. Future option grants can be made only under the 1993 Plan and the 1994 Plan. The total available for future grants under the 1993 Plan is a number equal to 2.0% of the number of shares of common stock issued and outstanding as of the end of the immediately preceding fiscal year, plus 1,450,000. As of December 31, 1998, 977,000 options were available for grant under the 1993 Plan. The total available under the 1994 Plan is 176,700. The options outstanding at December 31, 1998, have exercise prices from $13.22 to $25.25 and have a weighted average remaining contractual life of 6.33 years. The total options exercisable at December 31, 1998, are 3,584,394.

      Stock option and warrant activity are summarized as follows:

                                                                    WEIGHTED AVERAGE
                                                                     EXERCISE PRICE
                                                      OPTIONS           PER SHARE
                                                      -------       ----------------

      Outstanding at August 1, 1996                  2,083,050           $19.85
      Granted                                          571,750           $21.89
      Exercised or forfeited                          (141,600)          $21.24
                                                     ---------

      Outstanding at July 31, 1997                   2,513,200
      Granted                                        1,450,250           $24.08
      Exercised or forfeited                          (387,500)          $21.97
                                                     ---------

      Outstanding at July 31, 1998                   3,575,950
      Balance from Excel at date of Merger           2,315,842           $19.71
      Granted                                          135,500           $20.62
      Exercised or forfeited                           (81,402)          $21.58
                                                     ---------

      Outstanding December 31, 1998                  5,945,890           $20.83
                                                     =========


Continued                             F-17

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


14.   STOCKHOLDERS' EQUITY, CONTINUED:

      SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company.

      Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in the five months ended December 31, 1998 would have been reduced by $677,000 from $55,805,000 ($0.63 per share - basic, and $0.62 per share - diluted) to $55,128,000 ($0.62 per share - basic, and $0.61 per share - diluted). In the year ended July 31, 1998, net income would have been reduced by $6,425,000, from $90,573,000 ($1.43 per share - basic and $1.42 per share
      - diluted) to $83,904,000 ($1.41 per share - basic and diluted). In the year ended July 31, 1997, net income would have been reduced by $572,000, from $77,037,000 ($1.31 per share - basic and $1.30 per share diluted) to $76,465,000 ($1.31 per share - basic and $1.30 per share diluted). In the year ended July 31, 1996, net income would have been reduced by $11,000, from $70,521,000 to $70,510,000 with no change to the per share calculations.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the five months ended December 31, 1998, and each of the three years ended July 31, 1998, 1997 and 1996, respectively: dividend yield of 6.70%, 6.14%, 6.12% and 6.12%, respectively; expected volatility of 19.51%, 18.25%, 19.30% and 15.79%, respectively; risk-free interest rate of 4.93%, 5.87%, 6.66% and 6.40%, respectively; and expected life of 5.2 years, 6.5 years, 6.3 years and 6.3 years, respectively. The per share weighted average fair value at the dates of grant for options awarded for the above periods was $2.04, $2.78, $3.10 and $2.03, respectively.

      DIVIDEND REINVESTMENT PLAN

      The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan") whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company without payment of brokerage commissions or service charges. The price per share of the additional shares to be purchased with invested cash distributions is the midpoint between the day's high and low sales prices on the New York Stock Exchange, less 5%.

      LOANS

      The Company has made loans to officers, directors and employees primarily for the purpose of purchasing common shares of the Company. These loans are demand and term notes bearing interest at rates ranging from 5% to 9.75%. Interest is payable quarterly.


Continued                             F-18

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


14.   STOCKHOLDERS' EQUITY, CONTINUED:

      EARNINGS PER SHARE (EPS)

      In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                                         YEAR ENDED
                                                        FIVE MONTHS ENDED                  JULY 31,
                                                           DECEMBER 31,     --------------------------------------
                                                               1998           1998           1997           1996
                                                        -----------------   --------     ----------       --------
      BASIC EPS
        NUMERATOR:
          Net income                                         $ 55,805       $ 90,573       $ 77,037       $ 70,521
          Preferred dividends                                  (6,914)        (5,850)          (461)          --
                                                             --------       --------       --------       --------
                                                             $ 48,891       $ 84,723       $ 76,576       $ 70,521
                                                             ========       ========       ========       ========
        DENOMINATOR:
          Weighted average of common shares outstanding        77,481         59,365         58,461         56,484
                                                             ========       ========       ========       ========

        EARNINGS PER SHARE:                                  $   0.63       $   1.43       $   1.31       $   1.25
                                                             ========       ========       ========       ========

      DILUTED EPS
        NUMERATOR:
          Net income                                         $ 55,805       $ 90,573       $ 77,037       $ 70,521
          Preferred dividends                                  (6,914)        (5,850)          (461)          --
          Minority interest                                       457           --             --             --
                                                             --------       --------       --------       --------
          Net income available to common shares              $ 49,348       $ 84,723       $ 76,576       $ 70,521
                                                             ========       ========       ========       ========
        DENOMINATOR:
          Weighted average of common shares outstanding        77,481         59,365         58,461         56,484
          Effect of diluted securities:
            Common stock options and warrants                     594            409            274            158
            ERP third party units                               1,321           --             --             --
                                                             --------       --------       --------       --------
                                                               79,396         59,774         58,735         56,642
                                                             ========       ========       ========       ========

        EARNINGS PER SHARE:                                  $   0.62       $   1.42       $   1.30       $   1.25
                                                             ========       ========       ========       ========

15.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

      In the five months ended December 31, 1998 and the years ended July 31, 1998, 1997, and 1996, the Company acquired properties by assuming mortgages payable of $4,730,000, $51,900,000, $17,500,000, and
      $32,538,000, respectively. The amounts paid for interest for the five months ended December 31, 1998 and the years ended July 31, 1998, 1997, and 1996 were $33,061,000, $34,876,000, $24,642,000, and $17,085,000, respectively. State and local income taxes paid for the five months ended December 31, 1998 and the years ended July 31, 1998, 1997, and 1996 were $100,000, $156,000, $872,000, and $0, respectively.


Continued                             F-19

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


16.   FINANCIAL INSTRUMENTS:

      The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1998, July 31, 1998 and July 31, 1997, respectively. Considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying values reflected in the Consolidated Balance Sheets at December 31, 1998 and July 31, 1998 approximates the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities. The following are financial instruments for which Company estimates of fair value differ from book values:

                                             DECEMBER 31, 1998            JULY 31, 1998               JULY 31, 1997
                                          ----------------------      ----------------------      ----------------------
                                          CARRYING         FAIR       CARRYING         FAIR       CARRYING          FAIR
                                           AMOUNTS        VALUE        AMOUNTS        VALUE        AMOUNTS         VALUE
                                          --------      --------      --------      --------      --------        ------
      Mortgages and notes receivable      $150,123      $150,324      $ 13,878      $ 14,100      $ 23,107        24,200
      Mortgages payable                    388,185       389,572       114,099       115,700        65,573        67,500
      Notes payable                        489,235       539,876       462,789       501,800       412,634       429,200

17.   MINIMUM FUTURE RENTALS:

      Minimum future rental revenue for the next five years for the commercial real estate owned at December 31, 1998 and subject to noncancelable operating leases is as follows (in thousands):

             YEAR
             ----
             1999                        $  243,967
             2000                           217,886
             2001                           194,088
             2002                           169,482
             2003                           147,519
             Thereafter                   1,000,575

      The above table assumes that all leases which expire are not renewed, therefore neither renewal rentals nor rentals from replacement tenants are included. Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Contingent rentals included in income for the five months ended December 31, 1998 and for the years ended July 31, 1998, 1997, and 1996 amounted to approximately $15,549,000, $34,421,000,
      $28,933,000, and $26,173,000, respectively.

18.   RETIREMENT PLAN:

      The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering most of the officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company, at the discretion of the Board of Directors, may make a voluntary contribution to the Savings Plan. For the five months ended December 31, 1998 and the years ended July 31, 1998 and 1997, the Company's expense for the Savings Plan was $205,000, $317,000 and $250,000, respectively.


Continued                             F-20

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      Summarized quarterly financial data is as follows (in thousands except per share amounts):

                                                                               NET INCOME    NET INCOME
                                                  TOTAL                        PER SHARE-    PER SHARE-
                                                REVENUES       NET INCOME         BASIC        DILUTED
                                                --------       ----------      ----------    ----------
      FIVE MONTHS ENDED DECEMBER 31, 1998:
            August 1 to September 30            $ 46,510        $ 16,937        $   0.26      $   0.26
            October 1 to December 31             109,411          38,868            0.37          0.36

      YEAR ENDED JULY 31, 1998:
            First quarter                       $ 59,507        $ 21,537        $   0.34      $   0.34
            Second quarter                        61,845          22,525            0.36          0.35
            Third quarter                         63,481          22,899            0.36          0.36
            Fourth quarter                        65,426          23,612            0.37          0.37

      YEAR ENDED JULY 31, 1997:
            First quarter                       $ 47,783        $ 19,076        $   0.33      $   0.33
            Second quarter                        51,147          19,092            0.33          0.32
            Third quarter                         52,066          19,088            0.32          0.32
            Fourth quarter                        55,825          19,781            0.33          0.33

20.   SEGMENT INFORMATION:

      The Company's two reportable business segments are retail and residential rental properties. At December 31, 1998, the retail segment consists of 301 shopping centers (included in this amount are four office and two vacant land parcels) and the residential segment consists of 54 garden apartment complexes. Selected financial information for each segment is as follows:


                                                 RETAIL         RESIDENTIAL          OTHER             TOTAL
                                              -----------       -----------       -----------       -----------
      FOR FIVE MONTHS ENDED
      DECEMBER 31, 1998
      Revenue                                 $   122,505       $    32,471       $       945       $   155,921
      Operating expenses and minority
      interest                                     32,984            16,518             2,114            51,616
                                              -----------       -----------       -----------       -----------
                                                   89,521            15,953            (1,169)          104,305
      Interest Expense                                                                 27,168            27,168
      Depreciation and amortization                17,885             3,481                              21,366
      (Gain)/loss on sale of securities/
         properties                                                                       (34)              (34)
                                              -----------       -----------       -----------       -----------
      Net Income                              $    71,636       $    12,472       ($   28,303)      $    55,805
                                              ===========       ===========       ===========       ===========

      Real Estate Assets, net                 $ 2,318,001       $   349,447                         $ 2,667,448
                                              ===========       ===========                         ===========


      FOR YEAR ENDED JULY 31, 1998
      Revenue                                 $   176,982       $    69,326       $     3,950       $   250,258
      Operating expenses                           52,184            36,216             2,770            91,170
                                              -----------       -----------       -----------       -----------
                                                  124,798            33,110             1,180           159,088
      Interest expense                                                                 36,852            36,852
      Depreciation                                 24,077             7,545                              31,622
      (Gain)/loss on sale of securities/
         properties                                                                        41                41
                                              -----------       -----------       -----------       -----------
      Net income                              $   100,721       $    25,565       ($   35,713)      $    90,573
                                              ===========       ===========       ===========       ===========

      Real estate assets, net                 $   977,617       $   338,143                         $ 1,315,760
                                              ===========       ===========                         ===========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                                   ----------


20.   SEGMENT INFORMATION (CONTINUED):


FOR YEAR ENDED JULY 31, 1997                     RETAIL        RESIDENTIAL         OTHER             TOTAL
                                              -----------      -----------      -----------       -----------
      Revenue                                 $   146,762      $    55,331      $     4,728       $   206,821
      Operating expenses                           45,163           29,153            2,203            76,519
                                              -----------      -----------      -----------       -----------
                                                  101,599           26,178            2,525           130,302
      Interest expense                                                               28,256            28,256
      Depreciation                                 19,464            5,542             --              25,006
      (Gain)/loss on sale of securities/
         properties                                                                       3                3
                                              -----------      -----------      -----------       -----------
      Net income                              $    82,135      $    20,636      ($   25,734)      $    77,037
                                              ===========      ===========      ===========       ===========

      Real estate assets, net                 $   875,027      $   296,882                        $ 1,171,909
                                              ===========      ===========                        ===========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   ----------


                                                                    ADDITIONS         DEDUCTIONS
                                                                    ----------------------------
                                                                                       ACCOUNTS
                                                      BALANCE AT    CHARGED TO        RECEIVABLE    BALANCE AT
                                                       BEGINNING     BAD DEBT          WRITTEN        END OF
      DESCRIPTION                                      OF PERIOD      EXPENSE            OFF          PERIOD
                                                      ----------    ----------        ----------    ----------
      Allowance for doubtful accounts:

           Five months ended December 31, 1998        $    7,296    $    4,368(1)     $      628    $   11,636
                                                      ==========    ==========        ==========    ==========

           Year ended July 31, 1998                   $    5,581    $    4,171        $    1,826    $    7,926
                                                      ==========    ==========        ==========    ==========

           Year ended July 31, 1997                   $    3,977    $    3,283        $    1,679    $    5,581
                                                      ==========    ==========        ==========    ==========

           Year ended July 31, 1996                   $    2,923    $    1,984        $      930    $    3,977
                                                      ==========    ==========        ==========    ==========


--------
      1 $1,543 of this amount was assumed as part of the Merger.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

       COLUMN A                         COLUMN B             COLUMN C             COLUMN D                    COLUMN E
       --------                         --------             --------             --------                    --------
                                                                                    COST
                                                                                 CAPITALIZED
                                                                                SUBSEQUENT TO   GROSS AMOUNT AT WHICH CARRIED AT THE
                                                        INITIAL COST TO COMPANY  ACQUISITION             CLOSE OF THE PERIOD
                                                        ----------------------- -------------   ------------------------------------
                                                                   BUILDING &                                BUILDING &
     DESCRIPTION                      ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS    LAND        IMPROVEMENTS    TOTAL
     -----------                      ------------      ----      ------------  ------------    ----        ------------    -----
                                                                                               C>
     APARTMENTS
-----------------------
BRECKENRIDGE APARTMENTS                                 604,487     2,411,462       243,391      604,487      2,654,853    3,259,340
   BIRMINGHAM                     AL

COURTS AT WILDWOOD                                    1,119,320     4,477,301       375,229    1,119,320      4,852,530    5,971,850
   BIRMINGHAM                     AL

DEVONSHIRE PLACE                                      1,245,728     4,982,914     1,258,662    1,245,728      6,241,576    7,487,304
   BIRMINGHAM                     AL

THE CLUB APARTMENTS                                   1,709,558     6,838,233       478,885    1,709,558      7,317,118    9,026,676
   BIRMINGHAM                     AL

HILLCREST APARTMENTS                    1,252,632       251,734     3,325,604        46,201      251,734      3,371,805    3,623,539
   MOBILE                         AL

KNOLLWOOD APARTMENTS                    6,026,518     4,352,001    16,926,403       113,981    4,352,001     17,040,384   21,392,385
   MOBILE                         AL

MAISON DE VILLE APTS                    4,625,000     1,971,014     7,897,056       178,168    1,971,014      8,075,224   10,046,238
   MOBILE                         AL

MAISON IMPERIAL APTS                    1,750,000       672,368     2,702,471        76,681      672,368      2,779,152    3,451,520
   MOBILE                         AL

PLANTATION APARTMENTS                   1,000,000       410,866     1,653,465        41,016      410,866      1,694,481    2,105,347
   MOBILE                         AL

MAYFAIR APARTMENTS                                      240,000       962,217       490,850      240,000      1,453,067    1,693,067
   DOVER                          DE

RODNEY APARTMENTS                                       769,188     1,612,614     1,276,499      769,188      2,889,113    3,658,301
   DOVER                          DE

CHARTER POINTE APARTMENTS               5,311,423     1,501,146     9,049,327        68,878    1,501,146      9,118,205   10,619,351
   ALTAMONTE SPRINGS              FL

LAKE PARK APARTMENTS                                    833,000     1,822,039     2,666,191      833,000      4,488,230    5,321,230
   LAKE PARK                      FL

CAMBRIDGE APARTMENTS                                    878,593     3,514,373        99,398      878,593      3,613,771    4,492,364
   ATHENS                         GA

       COLUMN A                                COLUMN F      COLUMN G       COLUMN H      COLUMN I
       --------                                --------      --------       --------      --------

                                                                                          LIFE ON
                                                                                           WHICH
                                                                                        DEPRECIATED
                                                                                         IN LATEST
                                            ACCUMULATED      DATE OF          DATE         INCOME
     DESCRIPTION                            DEPRECIATION   CONSTRUCTION     ACQUIRED      STATEMENT
     -----------                            ------------   ------------     --------      ---------
BRECKENRIDGE APARTMENTS                       479,784           1979           1992       40 Years
   BIRMINGHAM                     AL

COURTS AT WILDWOOD                            712,160           1969           1993       40 Years
   BIRMINGHAM                     AL

DEVONSHIRE PLACE                            1,107,811           1971           1992       40 Years
   BIRMINGHAM                     AL

THE CLUB APARTMENTS                           685,168      1969-1974           1995       40 Years
   BIRMINGHAM                     AL

HILLCREST APARTMENTS                          124,807           1977           1997       40 Years
   MOBILE                         AL

KNOLLWOOD APARTMENTS                          662,866      1978-1982           1997       40 Years
   MOBILE                         AL

MAISON DE VILLE APTS                          491,555     1963,71-73           1996       40 Years
   MOBILE                         AL

MAISON IMPERIAL APTS                          169,717        1969-73           1996       40 Years
   MOBILE                         AL

PLANTATION APARTMENTS                         107,789           1977           1996       40 Years
   MOBILE                         AL

MAYFAIR APARTMENTS                            765,949           1971           1981       40 Years
   DOVER                          DE

RODNEY APARTMENTS                           2,364,431      1963-1965           1969       40 Years
   DOVER                          DE

CHARTER POINTE APARTMENTS                     164,055           1973           1998       40 Years
   ALTAMONTE SPRINGS              FL

LAKE PARK APARTMENTS                        2,480,820           1965           1976       40 Years
   LAKE PARK                      FL

CAMBRIDGE APARTMENTS                          244,803      1972,1982           1996       40 Years
   ATHENS                         GA

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

       COLUMN A                         COLUMN B             COLUMN C             COLUMN D                    COLUMN E
       --------                         --------             --------             --------                    --------
                                                                                    COST
                                                                                 CAPITALIZED
                                                                                SUBSEQUENT TO   GROSS AMOUNT AT WHICH CARRIED AT THE
                                                        INITIAL COST TO COMPANY  ACQUISITION             CLOSE OF THE PERIOD
                                                        ----------------------- -------------   ------------------------------------
                                                                   BUILDING &                                BUILDING &
     DESCRIPTION                      ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS    LAND        IMPROVEMENTS    TOTAL
     -----------                      ------------      ----      ------------  ------------    ----        ------------    -----
                                                                                               C>
TARA APARTMENTS                         3,388,178     1,192,545     4,792,179       128,179    1,192,545      4,920,358    6,112,903
   ATHENS                         GA

REGENCY CLUB APARTMENTS                               1,179,910     4,719,639       222,879    1,179,910      4,942,518    6,122,428
   EVANSVILLE                     IN

FOREST HILLS APARTMENTS                                 714,761     8,197,499       110,780      714,761      8,308,279    9,023,040
   INDIANAPOLIS                   IN

HAWTHORNE HEIGHTS APTS                                1,669,304     6,698,215       280,586    1,669,304      6,978,801    8,648,105
   INDIANAPOLIS                   IN

JAMESTOWN APARTMENTS                                    518,646     2,075,236       759,651      518,646      2,834,887    3,353,533
   LEXINGTON                      KY

SADDLEBROOK APARTMENTS                                1,939,164     7,756,655       545,864    1,939,164      8,302,519   10,241,683
   LEXINGTON                      KY

CHARLESTOWN @ DOUGLASS HILLS                          1,306,230     5,231,914       395,614    1,306,230      5,627,528    6,933,758
   LOUISVILLE                     KY

LA FONTENAY APARTMENTS                                1,176,550     4,706,200       870,010    1,176,550      5,576,210    6,752,760
   LOUISVILLE                     KY

POPLAR LEVEL APARTMENTS                                 284,793     1,139,174       117,656      284,793      1,256,830    1,541,623
   LOUISVILLE                     KY

RIVERCHASE APARTMENTS                                   807,302     3,229,206        92,393      807,302      3,321,599    4,128,901
   NEWPORT                        KY

FORESTWOOD APARTMENTS                                 2,070,811     8,283,242       146,217    2,070,811      8,429,459   10,500,270
   BATON ROUGE                    LA

SHERWOOD ACRES APARTMENTS                             3,906,900    15,627,597       140,132    3,906,900     15,767,729   19,674,629
   BATON ROUGE                    LA

WILLOW BEND LAKE APARTMENTS                           2,930,484    11,721,937        84,873    2,930,484     11,806,810   14,737,294
   BATON ROUGE                    LA

DEERHORN VILLAGE APARTMENTS                           1,292,778     5,171,112       333,278    1,292,778      5,504,390    6,797,168
   KANSAS CITY                    MO

CARDINAL WOODS APARTMENTS                             1,435,783     5,726,132       145,314    1,435,783      5,871,446    7,307,229
   CARY                           NC


       COLUMN A                                COLUMN F      COLUMN G       COLUMN H      COLUMN I
       --------                                --------      --------       --------      --------

                                                                                          LIFE ON
                                                                                           WHICH
                                                                                        DEPRECIATED
                                                                                         IN LATEST
                                            ACCUMULATED      DATE OF          DATE         INCOME
     DESCRIPTION                            DEPRECIATION   CONSTRUCTION     ACQUIRED      STATEMENT
     -----------                            ------------   ------------     --------      ---------
TARA APARTMENTS                               323,422           1970           1996       40 Years
   ATHENS                         GA

REGENCY CLUB APARTMENTS                       276,705           1980           1996       40 Years
   EVANSVILLE                     IN

FOREST HILLS APARTMENTS                       252,036           1974           1997       40 Years
   INDIANAPOLIS                   IN

HAWTHORNE HEIGHTS APTS                        450,156           1965           1996       40 Years
   INDIANAPOLIS                   IN

JAMESTOWN APARTMENTS                          685,698           1967           1991       40 Years
   LEXINGTON                      KY

SADDLEBROOK APARTMENTS                        809,352           1969           1995       40 Years
   LEXINGTON                      KY

CHARLESTOWN @ DOUGLASS HILLS                  780,972           1974           1993       40 Years
   LOUISVILLE                     KY

LA FONTENAY APARTMENTS                        963,981           1970           1992       40 Years
   LOUISVILLE                     KY

POPLAR LEVEL APARTMENTS                       266,849           1974           1991       40 Years
   LOUISVILLE                     KY

RIVERCHASE APARTMENTS                         190,391           1968           1996       40 Years
   NEWPORT                        KY

FORESTWOOD APARTMENTS                         442,614           1985           1996       40 Years
   BATON ROUGE                    LA

SHERWOOD ACRES APARTMENTS                     846,789      1978-1979           1996       40 Years
   BATON ROUGE                    LA

WILLOW BEND LAKE APARTMENTS                   610,704           1986           1996       40 Years
   BATON ROUGE                    LA

DEERHORN VILLAGE APARTMENTS                   506,242           1974           1995       40 Years
   KANSAS CITY                    MO

CARDINAL WOODS APARTMENTS                     187,388           1978           1997       40 Years
   CARY                           NC

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

      COLUMN A                         COLUMN B            COLUMN C           COLUMN D                 COLUMN E
      --------                         --------            --------           --------                 --------
                                                                                COST
                                                                             CAPITALIZED
                                                                            SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                                    INITIAL COST TO COMPANY  ACQUISITION        AT THE CLOSE OF THE PERIOD
                                                      --------------------  -------------       --------------------------
                                                               BUILDING &                              BUILDING &
     DESCRIPTION                     ENCUMBRANCES     LAND    IMPROVEMENTS  IMPROVEMENTS    LAND      IMPROVEMENTS    TOTAL
     -----------                     ------------     ----    ------------  ------------    ----      ------------    -----

POLO RUN APARTMENTS                    4,665,137    4,331,230    8,413,395       26,740    4,331,230    8,440,135   12,771,365
   RALEIGH                         NC

MEADOW EAST APARTMENTS                                 86,407    1,467,282      475,011       86,407    1,942,293    2,028,700
   POTSDAM                         NY

MOHAWK GARDEN APARTMENTS                              163,235    1,135,660    1,702,889      163,235    2,838,549    3,001,784
   ROME                            NY

NORTHGATE APARTMENTS                   7,477,107    1,513,498    9,297,201       89,980    1,513,498    9,387,181   10,900,679
   COLUMBUS                        OH

SPRING CREEK APARTMENTS                             1,455,271    9,082,352       94,502    1,455,271    9,176,854   10,632,125
   COLUMBUS                        OH

ARLINGTON VILLAGE APARTMENTS                        1,065,284    4,269,138      178,642    1,065,284    4,447,780    5,513,064
   FAIRBORN                        OH

CHESTERFIELD APARTMENTS                               179,109    1,449,156      383,446      179,109    1,832,602    2,011,711
   MAUMEE                          OH

EASTGREEN ON THE COMMONS APARTMENTS    5,992,763    1,142,888    7,648,557      107,445    1,142,888    7,756,002    8,898,890
   REYNOLDSBURG                    OH

GOLDCREST APARTMENTS                                1,133,355    4,533,416      118,704    1,133,355    4,652,120    5,785,475
   SHARONVILLE                     OH

CAMBRIDGE PARK APTS                                 1,223,582    4,894,326      137,271    1,223,582    5,031,597    6,255,179
   UNION TWP-CINN                  OH

GOVERNOUR'S PLACE APARTMENTS                          626,807    2,507,226      143,776      626,807    2,651,002    3,277,809
   HARRISBURG                      PA

HARBOUR LANDING APARTMENTS                          1,141,954    4,567,815      170,235    1,141,954    4,738,050    5,880,004
   COLUMBIA                        SC

SEDGEFIELD APARTMENTS                               1,550,734    6,211,936      266,388    1,550,734    6,478,324    8,029,058
   FLORENCE                        SC

TURTLE CREEK APARTMENTS                               984,565    3,954,261       54,519      984,565    4,008,780    4,993,345
   GREENVILLE                      SC

HICKORY LAKE APARTMENTS                             1,369,251    5,483,004      816,699    1,369,251    6,299,703    7,668,954
   ANTIOCH                         TN


      COLUMN A                            COLUMN F      COLUMN G    COLUMN H    COLUMN I
      --------                            --------      --------    --------    --------

                                                                                LIFE ON
                                                                                 WHICH
                                                                               DEPRECIATED
                                                                                IN LATEST
                                         ACCUMULATED    DATE OF       DATE       INCOME
     DESCRIPTION                        DEPRECIATION  CONSTRUCTION  ACQUIRED    STATEMENT
     -----------                        ------------  ------------  --------    ---------

POLO RUN APARTMENTS                         61,642         1971         1998     40 Years
   RALEIGH                         NC

MEADOW EAST APARTMENTS                     757,735    1964-1971         1983     40 Years
   POTSDAM                         NY

MOHAWK GARDEN APARTMENTS                 1,267,708         1947         1985     40 Years
   ROME                            NY

NORTHGATE APARTMENTS                       118,532         1970         1998     40 Years
   COLUMBUS                        OH

SPRING CREEK APARTMENTS                    337,136         1985         1997     40 Years
   COLUMBUS                        OH

ARLINGTON VILLAGE APARTMENTS               504,259         1966         1994     40 Years
   FAIRBORN                        OH

CHESTERFIELD APARTMENTS                    359,159    1979-1984         1991     40 Years
   MAUMEE                          OH

EASTGREEN ON THE COMMONS APARTMENTS        173,710    1971,1982         1998     40 Years
   REYNOLDSBURG                    OH

GOLDCREST APARTMENTS                       263,268         1968         1996     40 Years
   SHARONVILLE                     OH

CAMBRIDGE PARK APTS                        286,760         1973         1996     40 Years
   UNION TWP-CINN                  OH

GOVERNOUR'S PLACE APARTMENTS               250,650         1974         1995     40 Years
   HARRISBURG                      PA

HARBOUR LANDING APARTMENTS                 409,409         1974         1995     40 Years
   COLUMBIA                        SC

SEDGEFIELD APARTMENTS                      749,295   1972,74,79         1994     40 Years
   FLORENCE                        SC

TURTLE CREEK APARTMENTS                    260,602         1976         1996     40 Years
   GREENVILLE                      SC

HICKORY LAKE APARTMENTS                    858,210         1974         1993     40 Years
   ANTIOCH                         TN

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

       COLUMN A                         COLUMN B               COLUMN C      COLUMN D                       COLUMN E
       --------                         --------               --------      --------                       --------
                                                                              COST
                                                                           CAPITALIZED
                                                                           SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED AT THE
                                                INITIAL COST TO COMPANY    ACQUISITION               CLOSE OF THE PERIOD
                                                -----------------------   -------------     ----------------------------------------
                                                              BUILDING &                                   BUILDING &
     DESCRIPTION               ENCUMBRANCES      LAND        IMPROVEMENTS  IMPROVEMENTS        LAND       IMPROVEMENTS      TOTAL
     -----------               ------------      ----        ------------  ------------        ----       ------------      -----
COURTS @ WATERFORD PLACE                        2,745,404     10,982,373        205,987      2,745,404     11,188,360     13,933,764
   CHATTANOOGA               TN

ASHFORD PLACE APARTMENTS                        1,150,270      4,611,080        689,744      1,150,270      5,300,824      6,451,094
   CLARKSVILLE               TN

CEDAR VILLAGE APARTMENTS                          806,355      3,230,420        159,051        806,355      3,389,471      4,195,826
   CLARKSVILLE               TN

PADDOCK PLACE APARTMENTS                        1,358,400      5,437,602        106,963      1,358,400      5,544,565      6,902,965
   CLARKSVILLE               TN

THE PINES APARTMENTS                              918,769      3,679,074        126,037        918,769      3,805,111      4,723,880
   CLARKSVILLE               TN

LANDMARK ESTATES APARTMENTS                       476,624      1,906,284        124,424        476,624      2,030,708      2,507,332
   EAST RIDGE                TN

MILLER CREST APARTMENTS                           747,155      3,025,619        126,915        747,155      3,152,534      3,899,689
   JOHNSON CITY              TN

CEDAR BLUFF APARTMENTS                          1,273,023      5,269,532        102,202      1,273,023      5,371,734      6,644,757
   KNOXVILLE                 TN

COUNTRY PLACE APARTMENTS                        1,896,828      7,587,313        115,743      1,896,828      7,703,056      9,599,884
   NASHVILLE                 TN

WOODBRIDGE APARTMENTS                           1,594,214      6,376,854        112,890      1,594,214      6,489,744      8,083,958
   NASHVILLE                 TN


    RETAIL AND OTHER
-----------------------

CLOVERDALE VILLAGE                                634,152      2,536,606          7,304        634,152      2,543,910      3,178,062
   FLORENCE                  AL

 SHOPPING CENTER                 5,900,893      1,927,069      7,708,274                     1,927,069      7,708,274      9,635,343
    GADSDEN                  AL

 GRANT MILLS STATION             8,234,050      2,774,919     11,099,675                     2,774,919     11,099,675     13,874,594
    IRONDALE                 AL


       COLUMN A                     COLUMN F      COLUMN G        COLUMN H       COLUMN I
       --------                     --------      --------        --------       --------

                                                                                 LIFE ON
                                                                                  WHICH
                                                                                DEPRECIATED
                                                                                 IN LATEST
                                  ACCUMULATED      DATE OF          DATE          INCOME
     DESCRIPTION                  DEPRECIATION   CONSTRUCTION     ACQUIRED       STATEMENT
     -----------                  ------------   ------------     --------       ---------
COURTS @ WATERFORD PLACE              582,335        1988,89           1996       40 Years
   CHATTANOOGA               TN

ASHFORD PLACE APARTMENTS              740,205      1972-1974           1993       40 Years
   CLARKSVILLE               TN

CEDAR VILLAGE APARTMENTS              389,854           1982           1994       40 Years
   CLARKSVILLE               TN

PADDOCK PLACE APARTMENTS              623,147           1989           1994       40 Years
   CLARKSVILLE               TN

THE PINES APARTMENTS                  437,044           1986           1994       40 Years
   CLARKSVILLE               TN

LANDMARK ESTATES APARTMENTS           119,993           1971           1996       40 Years
   EAST RIDGE                TN

MILLER CREST APARTMENTS               203,735           1973           1996       40 Years
   JOHNSON CITY              TN

CEDAR BLUFF APARTMENTS                358,636           1980           1996       40 Years
   KNOXVILLE                 TN

COUNTRY PLACE APARTMENTS              532,660           1979           1996       40 Years
   NASHVILLE                 TN

WOODBRIDGE APARTMENTS                 367,698           1980           1996       40 Years
   NASHVILLE                 TN


    RETAIL AND OTHER
-----------------------

CLOVERDALE VILLAGE                    268,309           1986           1994       40 Years
   FLORENCE                  AL

 SHOPPING CENTER                       49,226           1995           1997       40 Years
    GADSDEN                  AL

 GRANT MILLS STATION                   70,884           1991           1998       40 Years
    IRONDALE                 AL

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998


       COLUMN A                              COLUMN B              COLUMN C                  COLUMN D           COLUMN E
       --------                              --------              --------                  --------           --------
                                                                                               COST           GROSS AMOUNT AT
                                                                                            CAPITALIZED        WHICH CARRIED
                                                                                           SUBSEQUENT TO      AT THE CLOSE OF
                                                            INITIAL COST TO COMPANY         ACQUISITION         THE PERIOD
                                                          ----------------------------     -------------     ----------------
                                                                           BUILDING &
     DESCRIPTION                          ENCUMBRANCES        LAND        IMPROVEMENTS     IMPROVEMENTS             LAND
     -----------                          ------------    -----------     ------------     ------------      ----------------

 KROGER BUILDING                                              100,522         402,090                            100,522
    MUSCLE SHOALS                   AL

 SUPER X BUILDING                                             420,599       1,682,396                            420,599
    MUSCLE SHOALS                   AL

 KROGER BUILDING                                              361,715       1,446,862                            361,715
    SCOTTSBORO                      AL

 PAYTON PARK                                                3,443,397      13,773,587                          3,443,397
    SYLACAUGA                       AL

 KMART BUILDING                                               479,587       1,918,349                            479,587
    PINE BLUFF                      AR

 SAFEWAY BUILDING                                             400,418       1,601,671                            400,418
    SHERWOOD                        AR

 SHOPPING CENTER                                            2,756,404      11,025,615          23,023          2,756,404
    GLENDALE                        AZ

 SHOPPING CENTER                                            1,141,294       4,565,176           4,875          1,141,294
    MESA                            AZ

 SHOPPING CENTER                                            1,644,853       6,579,414          23,291          1,644,853
    MESA                            AZ

 SHOPPING CENTER                                            1,147,194       4,588,778                          1,147,194
    MESA                            AZ

 LUCKY BUILDING                                               238,562         954,249                            238,562
    MESA                            AZ

 LUCKY BUILDING                                               291,736       1,166,943                            291,736
    PHOENIX                         AZ

 SHOPPING CENTER                                            4,897,702      19,590,808                          4,897,702
    PHOENIX                         AZ

 Q-CLUB BUILDING                                            1,790,145       7,160,581                          1,790,145
    PHOENIX                         AZ

 GENETRIX BUILDING                                            481,110       1,924,439                            481,110
    SCOTTSDALE                      AZ



       COLUMN A                                    COLUMN E                 COLUMN F      COLUMN G         COLUMN H      COLUMN I
       --------                                    --------                 --------      --------         --------        --------
                                                GROSS AMOUNT AT
                                                 WHICH CARRIED                                                            LIFE ON
                                                 AT THE CLOSE OF                                                           WHICH
                                                   THE PERIOD                                                            DEPRECIATED
                                           -----------------------------                                                 IN LATEST
                                           BUILDING &                      ACCUMULATED      DATE OF           DATE         INCOME
     DESCRIPTION                           IMPROVEMENTS         TOTAL      DEPRECIATION   CONSTRUCTION     ACQUIRED      STATEMENT
     -----------                          ---------------    -----------   ------------   ------------     --------      ---------

 KROGER BUILDING                                402,090          502,612           2,568       1982           1998        40 years
    MUSCLE SHOALS                   AL

 SUPER X BUILDING                             1,682,396        2,102,995          10,744       1982           1998        40 years
    MUSCLE SHOALS                   AL

 KROGER BUILDING                              1,446,862        1,808,577           9,240       1981           1998        40 years
    SCOTTSBORO                      AL

 PAYTON PARK                                 13,773,587       17,216,984          87,960       1995           1998        40 Years
    SYLACAUGA                       AL

 KMART BUILDING                               1,918,349        2,397,937          12,251       1981           1998        40 years
    PINE BLUFF                      AR

 SAFEWAY BUILDING                             1,601,671        2,002,088          10,229       1981           1998        40 years
    SHERWOOD                        AR

 SHOPPING CENTER                             11,048,638       13,805,042          71,871      1989-91         1998        40 Years
    GLENDALE                        AZ

 SHOPPING CENTER                              4,570,051        5,711,345          29,305       1981           1998        40 years
    MESA                            AZ

 SHOPPING CENTER                              6,602,705        8,247,558          29,154      1986-97         1998        40 years
    MESA                            AZ

 SHOPPING CENTER                              4,588,778        5,735,972          43,182       1970           1998        40 Years
    MESA                            AZ

 LUCKY BUILDING                                 954,249        1,192,811           6,094       1982           1998        40 years
    MESA                            AZ

 LUCKY BUILDING                               1,166,943        1,458,679           7,452       1981           1998        40 years
    PHOENIX                         AZ

 SHOPPING CENTER                             19,590,808       24,488,510         125,110       1988           1998        40 Years
    PHOENIX                         AZ

 Q-CLUB BUILDING                              7,160,581        8,950,727          45,729       1994           1998        40 years
    PHOENIX                         AZ

 GENETRIX BUILDING                            1,924,439        2,405,549          12,290       1971           1998        40 years
    SCOTTSDALE                      AZ


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

       COLUMN A                              COLUMN B              COLUMN C                 COLUMN D            COLUMN E
       --------                              --------              --------                --------             --------
                                                                                             COST            GROSS AMOUNT AT
                                                                                          CAPITALIZED         WHICH CARRIED
                                                                                          SUBSEQUENT TO       AT THE CLOSE OF
                                                            INITIAL COST TO COMPANY       ACQUISITION           THE PERIOD
                                                          ----------------------------   -------------       ----------------
                                                                           BUILDING &
     DESCRIPTION                          ENCUMBRANCES        LAND        IMPROVEMENTS   IMPROVEMENTS             LAND
     -----------                          ------------    -----------     ------------   ------------        ----------------


 Q-CLUB BUILDING                                            1,803,264       7,213,058                           1,803,264
    SCOTTSDALE                      AZ

 SHOPPING CENTER AND OUTPARCELS                             4,616,918      12,132,112         105,314           4,637,981
    TUCSON                          AZ

 PAYLESS DRUG BUILDING                                        188,103         752,413                             188,103
    YUMA                            AZ

 SHOPPING CENTER                                            4,930,278      19,721,111                           4,930,278
    BAKERSFIELD                     CA

FACTORY MERCHANTS BARSTOW                    9,433,158      5,730,337      22,936,349      12,971,577           5,730,337
   BARSTOW                          CA

 SONY BUILDING                                              1,107,834       4,431,334                           1,107,834
    BURBANK                         CA

 SHOPPING CENTER                                            1,798,908       7,195,630                           1,798,908
    CAMARILLO                       CA

 SHOPPING CENTER                                              263,529       1,054,118                             263,529
    COACHELLA                       CA

 SHOPPING CENTER                                            1,789,646       7,158,585                           1,789,646
    CUDAHY                          CA

 SHOPPING CENTER                                            4,211,313      16,845,251                           4,211,313
    FRESNO                          CA

 SHOPPING CENTER                                            2,685,183      10,740,732                           2,685,183
    FRESNO                          CA

 SHOPPING CENTER                             1,338,539      1,547,385       6,189,539                           1,547,385
    MODESTO                         CA

 SHOPPING CENTER                             9,451,696      5,395,666      21,582,666                           5,395,666
    MONTEBELLO                      CA

 SHOPPING CENTER                             2,975,152      1,590,666       6,362,665                           1,590,666
    PARADISE                        CA

 ROSE PAVILION                                             10,907,446      43,629,782                          10,907,446


       COLUMN A                                  COLUMN E                COLUMN F      COLUMN G       COLUMN H         COLUMN I
       --------                       -------------------------------    --------      --------       --------         --------
                                              GROSS AMOUNT AT
                                               WHICH CARRIED                                                          LIFE ON
                                              AT THE CLOSE OF                                                          WHICH
                                                THE PERIOD                                                            DEPRECIATED
                                      -------------------------------                                                IN LATEST
                                        BUILDING &                      ACCUMULATED      DATE OF           DATE         INCOME
     DESCRIPTION                        IMPROVEMENTS         TOTAL      DEPRECIATION   CONSTRUCTION     ACQUIRED      STATEMENT
     -----------                       ---------------    -----------   ------------   ------------     --------      ---------


 Q-CLUB BUILDING                           7,213,058        9,016,322          46,064       1994           1998        40 years
    SCOTTSDALE                   AZ

 SHOPPING CENTER AND OUTPARCELS           12,216,364       16,854,345          77,477      1995/96         1998        40 Years
    TUCSON                       AZ

 PAYLESS DRUG BUILDING                       752,413          940,516           4,805       1980           1998        40 years
    YUMA                         AZ

 SHOPPING CENTER                          19,721,111       24,651,389         125,942       1970           1998        40 Years
    BAKERSFIELD                  CA

FACTORY MERCHANTS BARSTOW                 35,907,926       41,638,263       4,816,983       1989           1993        40 Years
   BARSTOW                       CA

 SONY BUILDING                             4,431,334        5,539,168          28,299       1988           1998        40 years
    BURBANK                      CA

 SHOPPING CENTER                           7,195,630        8,994,538          45,952       1971           1998        40 Years
    CAMARILLO                    CA

 SHOPPING CENTER                           1,054,118        1,317,647           6,732       1991           1998        40 Years
    COACHELLA                    CA

 SHOPPING CENTER                           7,158,585        8,948,231          45,716       1968           1998        40 Years
    CUDAHY                       CA

 SHOPPING CENTER                          16,845,251       21,056,564         104,244       1993           1998        40 Years
    FRESNO                       CA

 SHOPPING CENTER                          10,740,732       13,425,915          68,592       1995           1998        40 Years
    FRESNO                       CA

 SHOPPING CENTER                           6,189,539        7,736,924          39,527       1974           1998        40 Years
    MODESTO                      CA

 SHOPPING CENTER                          21,582,666       26,978,332         137,830       1974           1998        40 Years
    MONTEBELLO                   CA

 SHOPPING CENTER                           6,362,665        7,953,331          40,633       1979           1998        40 Years
    PARADISE                     CA

 ROSE PAVILION                            43,629,782       54,537,228         278,626       1987           1998        40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

       COLUMN A                              COLUMN B              COLUMN C                  COLUMN D          COLUMN E
       --------                              --------              --------                  --------          --------
                                                                                               COST          GROSS AMOUNT AT
                                                                                            CAPITALIZED       WHICH CARRIED
                                                                                           SUBSEQUENT TO     AT THE CLOSE OF
                                                            INITIAL COST TO COMPANY         ACQUISITION         THE PERIOD
                                                          ----------------------------     -------------     ----------------
                                                                           BUILDING &
     DESCRIPTION                          ENCUMBRANCES        LAND        IMPROVEMENTS     IMPROVEMENTS            LAND
     -----------                          ------------    -----------     ------------     ------------         ---------

    PLEASANTON                      CA

 SHOPPING CENTER                                            5,644,689      22,578,755                           5,644,689
    PLEASANTON                      CA

 SHOPPING CENTER                             7,325,334      4,126,349      16,505,395                           4,126,349
    SAN DIMAS                       CA

 OFFICE BUILDING                             1,817,614        497,018       1,988,071                             497,018
    SAN DIEGO                       CA

 SHOPPING CENTER                                            2,698,044      10,792,177         159,225           2,729,889
 SANTA ANA                          CA

 VAIL RANCH                                                 2,526,921      10,107,685          16,457           2,526,921
    TEMECULA                        CA

 UNITED ARTISTS                                               138,121         552,486                             138,121
    PUEBLO                          CO

 SHOPPING CENTER                            29,864,073     11,773,584      47,094,336                          11,773,584
    WESTMINSTER                     CO

DOVERAMA @ RODNEY VILLAGE                                      50,755         311,781                              50,755
   DOVER                            DE

RODNEY VILLAGE                                              1,202,551       2,082,918       2,304,609           1,202,551
   DOVER                            DE

 KASH N' KARRY BUILDING                                       382,230       1,528,921                             382,230
    BRANDON                         FL

 SHOPPING CENTER                                            2,636,455      10,545,820                           2,636,455
    BROOKSVILLE                     FL

 SHOPPING CENTER                                           10,361,312      41,445,247         278,033          10,361,312
    CLEARWATER                      FL

 SHOPPING CENTER                             8,815,024      2,841,040      11,364,160          11,410           2,841,040
    DELAND                          FL

REGENCY PARK SHOPPING CENTER                                3,888,425      15,553,501          36,703           3,888,425
   JACKSONVILLE                     FL



       COLUMN A                                  COLUMN E                 COLUMN F      COLUMN G       COLUMN H         COLUMN I
       --------                                  --------                 --------      --------       --------         --------
                                              GROSS AMOUNT AT
                                               WHICH CARRIED                                                           LIFE ON
                                               AT THE CLOSE OF                                                          WHICH
                                                 THE PERIOD                                                           DEPRECIATED
                                        ------------------------------                                                IN LATEST
                                         BUILDING &                      ACCUMULATED      DATE OF           DATE         INCOME
     DESCRIPTION                         IMPROVEMENTS         TOTAL      DEPRECIATION   CONSTRUCTION     ACQUIRED      STATEMENT
     -----------                        ---------------    -----------   ------------   ------------     --------      ---------

    PLEASANTON                      CA

 SHOPPING CENTER                           22,578,755       28,223,444         144,191      1995-96         1998        40 Years
    PLEASANTON                      CA

 SHOPPING CENTER                           16,505,395       20,631,744         105,406      1986-88         1997        40 Years
    SAN DIMAS                       CA

 OFFICE BUILDING                            1,988,071        2,485,089          12,696       1988           1998        40 years
    SAN DIEGO                       CA

 SHOPPING CENTER                           10,919,557       13,649,446          70,115       1972           1998        40 Years
 SANTA ANA                          CA

 VAIL RANCH                                10,124,142       12,651,063          64,549       1997           1998        40 Years
    TEMECULA                        CA

 UNITED ARTISTS                               552,486          690,607           3,528       1977           1998        40 Years
    PUEBLO                          CO

 SHOPPING CENTER                           47,094,336       58,867,920         300,751       1996           1998        40 Years
    WESTMINSTER                     CO

DOVERAMA @ RODNEY VILLAGE                     311,781          362,536          78,948       1969           1988        40 Years
   DOVER                            DE

RODNEY VILLAGE                              4,387,527        5,590,078       3,295,179       1959           1969        40 Years
   DOVER                            DE

 KASH N' KARRY BUILDING                     1,528,921        1,911,151           9,764       1982           1998        40 Years
    BRANDON                         FL

 SHOPPING CENTER                           10,545,820       13,182,275          67,348       1987           1998        40 years
    BROOKSVILLE                     FL

 SHOPPING CENTER                           41,723,280       52,084,592         264,675       1973           1998        40 Years
    CLEARWATER                      FL

 SHOPPING CENTER                           11,375,570       14,216,610          72,873       1993           1998        40 years
    DELAND                          FL

REGENCY PARK SHOPPING CENTER               15,590,204       19,478,629         578,421       1985           1997        40 Years
   JACKSONVILLE                     FL

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                          COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
                  --------                          --------                 --------                  --------         --------

                                                                                                        Cost          Gross Amount
                                                                                                     Capitalized    at Which Carried
                                                                                                     Subsequent to    at the Close
                                                                          Initial Cost to Company     Acquisition     of the Period

                                                                                      Building &
                 Description                     Encumbrances             Land       Improvements     Improvements       Land
                 -----------                     ------------             ----       ------------     ------------       ----
 SHOPPING CENTER                                                        1,482,042       5,928,169                      1,482,042
    LAKE WALES                                  FL

 SHOPPING CENTER                                                        1,051,639       4,206,554                      1,051,639
    LEESBURG                                    FL

 SHOPPING CENTER                                                        5,273,959      21,095,835                      5,273,959
    MIAMI                                       FL

 SHOPPING CENTER                                                        3,208,554      12,834,215                      3,208,554
    NAPLES                                      FL

SOUTHGATE SHOPPING CENTER                                               4,253,341       3,981,290          10,621      4,253,341
   NEW PORT RICHIE                              FL

PRESIDENTIAL PLAZA                                                      1,312,956       2,456,917         113,551      1,312,956
   NORTH LAUDERDALE                             FL

PRESIDENTIAL PLAZA WEST                                                   437,485         812,473          13,147        437,485
   NORTH LAUDERDALE                             FL

COLONIAL MARKETPLACE                                     4,137,254      2,524,647       3,504,446                      2,524,647
   ORLANDO                                      FL

 23RD STATION                                                           1,776,768       7,107,073          26,750      1,776,768
    PANAMA CITY                                 FL

RIVERWOOD SHOPPING CENTER                                               2,243,023       1,500,580           8,960      2,243,023
   PORT ORANGE                                  FL

SEMINOLE PLAZA                                                          2,128,480       2,215,356                      2,128,480
   SEMINOLE                                     FL

ST AUGUSTINE OUTLET CENTER                                  55,716      4,488,742      14,426,139      10,222,860      4,488,742
   ST. AUGUSTINE                                FL

RUTLAND PLAZA                                                           1,443,294       5,773,175         100,169      1,443,294
   ST. PETERSBURG                               FL

ALBANY PLAZA                                                              696,447       2,799,786         148,167        696,447
   ALBANY                                       GA

 KMART BUILDING                                                           460,000       1,840,000                        460,000
    ALBANY                                      GA


                  COLUMN A                                  COLUMN E                 COLUMN F    COLUMN G      COLUMN H  COLUMN I
                  --------                                  --------                 --------    --------      --------  --------


                                                        Gross Amount at                                                Life on
                                                      Which Carried at the                                              Which
                                                      Close of the Period                                            Depreciated
                                                                                                                       in Latest
                                                   Building &                       Accumulated   Date of      Date     Income
                 Description                      Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                      ------------        -----        ------------ ------------ --------  ---------
 SHOPPING CENTER                                    5,928,169        7,410,212          37,858    1994        1998     40 years
    LAKE WALES

 SHOPPING CENTER                                    4,206,554        5,258,193          26,864    1986        1998     40 Years
    LEESBURG

 SHOPPING CENTER                                   21,095,835       26,369,794         134,721    1996        1998     40 Years
    MIAMI

 SHOPPING CENTER                                   12,834,215       16,042,768          81,961    1995        1998     40 Years
    NAPLES

SOUTHGATE SHOPPING CENTER                           3,991,911        8,245,252         120,983    1966        1997     40 Years
   NEW PORT RICHIE

PRESIDENTIAL PLAZA                                  2,570,468        3,883,424         109,729    1977        1997     40 Years
   NORTH LAUDERDALE

PRESIDENTIAL PLAZA WEST                               825,620        1,263,105          34,914    1977        1997     40 Years
   NORTH LAUDERDALE

COLONIAL MARKETPLACE                                3,504,446        6,029,093          62,058   1979,86      1998     40 Years
   ORLANDO

 23RD STATION                                       7,133,823        8,910,592          46,501    1986        1998     40 Years
    PANAMA CITY

RIVERWOOD SHOPPING CENTER                           1,509,540        3,752,563          48,515  1984,1996     1997     40 Years
   PORT ORANGE

SEMINOLE PLAZA                                      2,215,356        4,343,836          36,923    1964        1998     40 Years
   SEMINOLE

ST AUGUSTINE OUTLET CENTER                         24,648,999       29,137,741       4,395,210    1991        1992     40 Years
   ST. AUGUSTINE

RUTLAND PLAZA                                       5,873,344        7,316,638         312,166    1964        1996     40 Years
   ST. PETERSBURG

ALBANY PLAZA                                        2,947,953        3,644,400         335,831    1968        1994     40 Years
   ALBANY

 KMART BUILDING                                     1,840,000        2,300,000          11,751    1981        1998     40 years
    ALBANY

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                     COLUMN B                 COLUMN C                  COLUMN D           COLUMN E
                  --------                     --------                 --------                  --------           --------

                                                                                                    Cost            Gross Amount
                                                                                                Capitalized       at Which Carried
                                                                                                Subsequent to       at the Close
                                                                     Initial Cost to Company     Acquisition       of the Period

                                                                                 Building &
                 Description                Encumbrances             Land       Improvements     Improvements       Land
                 -----------                ------------             ----       ------------     ------------       ----
SOUTHGATE PLAZA - ALBANY                                             231,517         970,811         107,751        231,517
   ALBANY                                  GA

 KROGER BUILDING                                                     328,805       1,315,221                        328,805
    EAST ALBANY                            GA

 RITE AID BUILDING                                                    90,794         363,175                         90,794
    EAST ALBANY                            GA

EASTGATE PLAZA  - AMERICUS                                           221,637       1,036,331         108,166        221,637
   AMERICUS                                GA

PERLIS PLAZA                                                         774,966       5,301,644         561,117        774,966
   AMERICUS                                GA

ROGERS PLAZA                                                         291,014         688,590         110,593        291,014
   ASHBURN                                 GA

 SHOPPING CENTER                                                     629,345       2,517,379                        629,345
    ATLANTA                                GA

SWEETWATER VILLAGE                                                   707,938       2,831,750          13,405        707,938
   AUSTELL                                 GA

CEDAR PLAZA                                                          928,302       3,713,207          50,395        928,302
   CEDARTOWN                               GA

CEDARTOWN SHOPPING CENTER                                            745,006       3,266,424          84,289        745,006
   CEDARTOWN                               GA

CORDELE SQUARE                                                       864,335       3,457,337         407,896        864,335
   CORDELE                                 GA

MR B'S                                                               166,047         154,140           7,880        166,047
   CORDELE                                 GA

SOUTHGATE PLAZA - CORDELE                                            202,682         958,998         154,037        202,682
   CORDELE                                 GA

HABERSHAM VILLAGE                                                  1,301,643       4,340,422         725,184      1,301,643
   CORNELIA                                GA

 SHOPPING CENTER                                    4,054,935      1,530,136       6,120,543                      1,530,136

                  COLUMN A                                COLUMN E                  COLUMN F    COLUMN G      COLUMN H  COLUMN I
                  --------                                --------                  --------    --------      --------  --------


                                                       Gross Amount at                                                  Life on
                                                     Which Carried at the                                                 Which
                                                     Close of the Period                                               Depreciated
                                                                                                                       in Latest
                                                   Building &                       Accumulated   Date of      Date     Income
                 Description                      Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                      ------------        -----        ------------ ------------ --------  ---------
SOUTHGATE PLAZA - ALBANY                            1,078,562        1,310,079         209,515    1969        1990     40 Years
   ALBANY

 KROGER BUILDING                                    1,315,221        1,644,027           8,399    1982        1998     40 years
    EAST ALBANY

 RITE AID BUILDING                                    363,175          453,968           2,319    1982        1998     40 years
    EAST ALBANY

EASTGATE PLAZA  - AMERICUS                          1,144,497        1,366,134         224,221    1980        1990     40 Years
   AMERICUS

PERLIS PLAZA                                        5,862,761        6,637,727       1,246,644    1972        1990     40 Years
   AMERICUS

ROGERS PLAZA                                          799,183        1,090,197         188,896    1974        1990     40 Years
   ASHBURN

 SHOPPING CENTER                                    2,517,379        3,146,723          16,076    1995        1998     40 Years
    ATLANTA

SWEETWATER VILLAGE                                  2,845,155        3,553,093         299,013    1985        1994     40 Years
   AUSTELL

CEDAR PLAZA                                         3,763,602        4,691,904         395,837    1994        1994     40 Years
   CEDARTOWN

CEDARTOWN SHOPPING CENTER                           3,350,713        4,095,719         337,017    1989        1995     40 Years
   CEDARTOWN

CORDELE SQUARE                                      3,865,233        4,729,568         835,268    1968        1990     40 Years
   CORDELE

MR B'S                                                162,020          328,067          34,226    1968        1990     40 Years
   CORDELE

SOUTHGATE PLAZA - CORDELE                           1,113,035        1,315,717         207,655    1969        1990     40 Years
   CORDELE

HABERSHAM VILLAGE                                   5,065,606        6,367,249         899,667    1985        1992     40 Years
   CORNELIA

 SHOPPING CENTER                                    6,120,543        7,650,678          39,087    1990        1998     40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                          COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
                  --------                          --------                 --------                  --------         --------

                                                                                                        Cost         Gross Amount at
                                                                                                     Capitalized     Which Carried
                                                                                                     Subsequent to   at the Close of
                                                                          Initial Cost to Company     Acquisition      the Period

                                                                                      Building &
                 Description                     Encumbrances             Land       Improvements     Improvements       Land
                 -----------                     ------------             ----       ------------     ------------       ----
CORNELIA                                        GA

 SHOPPING CENTER                                                        2,396,587       9,586,347                      2,396,587
    COVINGTON                                   GA

 SHOPPING CENTER                                                          898,065       3,592,261                        898,065
    DALTON                                      GA

 SHOPPING CENTER                                         2,314,595        760,517       3,042,066                        760,517
    DALTON                                      GA

MIDWAY VILLAGE SHOPPING CENTER                                          1,553,580       2,887,506          30,692      1,553,580
   DOUGLASVILLE                                 GA

WESTGATE - DUBLIN                                                         699,174       5,834,809         157,749        699,174
   DUBLIN                                       GA

MARSHALL'S AT EASTLAKE SHOPPING CENTER                                  1,710,517       2,069,483                      1,710,517
   MARIETTA                                     GA

NEW CHASTAIN CORNERS SHOPPING CENTER                                    2,457,446       5,741,641          79,266      2,457,446
   MARIETTA                                     GA

VILLAGE AT SOUTHLAKE                                                    1,733,198       3,017,677                      1,733,198
   MORROW                                       GA

 SHOPPING CENTER                                         7,644,485      2,667,018      10,668,072                      2,667,018
    PERRY                                       GA

CREEKWOOD SHOPPING CENTER                                               1,160,203       3,482,609              (1)     1,160,203
   REX                                          GA

EISENHOWER SQUARE SHOPPING CENTER                                       1,029,500       4,117,700         119,157      1,029,500
   SAVANNAH                                     GA

VICTORY SQUARE                                                          1,206,181       4,824,725         132,610      1,206,181
   SAVANNAH                                     GA

 SHOPPING CENTER                                         2,741,015      2,364,619       9,458,474          30,668      2,364,619
    SNELLVILLE                                  GA

 SHOPPING CENTER                                         3,338,227      1,260,939       5,043,756                      1,260,939
    STATESBORO                                  GA

                  COLUMN A                                 COLUMN E                 COLUMN F    COLUMN G      COLUMN H  COLUMN I
                  --------                                 --------                 --------    --------      --------  --------


                                                      Gross Amount at                                                   Life on
                                                     Which Carried at the                                                 Which
                                                     Close of the Period                                               Depreciated
                                                                                                                       in Latest
                                                   Building &                       Accumulated   Date of      Date     Income
                 Description                      Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                      ------------        -----        ------------ ------------ --------  ---------
CORNELIA

 SHOPPING CENTER                                    9,586,347       11,982,933          61,220    1991        1998     40 years
    COVINGTON

 SHOPPING CENTER                                    3,592,261        4,490,326          22,941    1995        1998     40 Years
    DALTON

 SHOPPING CENTER                                    3,042,066        3,802,583          19,427    1994        1998     40 Years
    DALTON

MIDWAY VILLAGE SHOPPING CENTER                      2,918,198        4,471,778         112,308    1989        1997     40 Years
   DOUGLASVILLE

WESTGATE - DUBLIN                                   5,992,558        6,691,732       1,247,698    1974        1990     40 Years
   DUBLIN

MARSHALL'S AT EASTLAKE SHOPPING CENTER              2,069,483        3,780,000          10,779    1982        1998     40 Years
   MARIETTA

NEW CHASTAIN CORNERS SHOPPING CENTER                5,820,907        8,278,353         209,180    1990        1997     40 Years
   MARIETTA

VILLAGE AT SOUTHLAKE                                3,017,677        4,750,875          53,878    1983        1998     40 Years
   MORROW

 SHOPPING CENTER                                   10,668,072       13,335,090          68,128    1992        1998     40 Years
    PERRY

CREEKWOOD SHOPPING CENTER                           3,482,608        4,642,811         134,142    1990        1997     40 Years
   REX

EISENHOWER SQUARE SHOPPING CENTER                   4,236,857        5,266,357         153,727    1985        1997     40 Years
   SAVANNAH

VICTORY SQUARE                                      4,957,335        6,163,516         799,322    1986        1992     40 Years
   SAVANNAH

 SHOPPING CENTER                                    9,489,142       11,853,761          62,192    1985        1998     40 Years
    SNELLVILLE

 SHOPPING CENTER                                    5,043,756        6,304,695          32,210    1994        1998     40 Years
    STATESBORO

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                COLUMN B                 COLUMN C                  COLUMN D            COLUMN E
                  --------                --------                 --------                  --------            --------

                                                                                              Cost
                                                                                           Capitalized         Gross Amount at
                                                                                           Subsequent to      Which Carried at the
                                                                Initial Cost to Company     Acquisition       Close of the Period

                                                                            Building &
                 Description           Encumbrances             Land       Improvements     Improvements       Land
                 -----------           ------------             ----       ------------     ------------       ----
TIFT-TOWN                                                       271,444       1,325,238         271,359        271,444
   TIFTON                             GA

WESTGATE - TIFTON                                               156,269         304,704             963        156,269
   TIFTON                             GA

 KMART BUILDING                                                 286,738       1,146,953                        286,738
    ATLANTIC                          IA

 LUCKY BUILDING                                                 294,406       1,177,623                        294,406
    CORALVILLE                        IA

HAYMARKET MALL                                                1,230,252       5,031,799         119,315      1,230,252
   DES MOINES                         IA

HAYMARKET SQUARE                               6,145,000      2,056,172       8,224,688         477,383      2,056,172
   DES MOINES                         IA

 LUCKY BUILDING                                                 392,668       1,570,673                        392,668
    DUBUQUE                           IA

SOUTHFIELD PLAZA SHOPPING CENTER                              3,188,496       3,897,167       6,246,066      3,188,496
   BRIDGEVIEW                         IL

 LUCKY BUILDING                                                 310,257       1,241,030                        310,257
    DECATUR                           IL

 KING CITY SQUARE                                             1,968,656       7,874,623                      1,968,656
    MT. VERNON                        IL

WESTRIDGE COURT SHOPPING CENTER                               9,815,696      39,261,783         572,970      9,815,696
   NAPERVILLE                         IL

 KROGER BUILDING                                                464,003       1,856,013                        464,003
    OTTAWA                            IL

 LUCKY BUILDING                                                 392,704       1,570,815                        392,704
    PEORIA                            IL

 LUCKY BUILDING                                                 307,059       1,228,235                        307,059
    SPRINGFIELD                       IL

 LUCKY BUILDING                                                 391,727       1,566,909                        391,727
    STERLING                          IL

                  COLUMN A                                COLUMN E                 COLUMN F      COLUMN G      COLUMN H  COLUMN I
                  --------                                --------                 --------      --------      --------  --------


                                                        Gross Amount at                                                 Life on
                                                      Which Carried at the                                                Which
                                                      Close of the Period                                              Depreciated
                                                                                                                       in Latest
                                                   Building &                       Accumulated   Date of      Date     Income
                 Description                      Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                      ------------        -----        ------------ ------------ --------  ---------
TIFT-TOWN                                           1,596,597        1,868,041         320,373    1965        1990     40 Years
   TIFTON

WESTGATE - TIFTON                                     305,667          461,936          64,487    1980        1990     40 Years
   TIFTON

 KMART BUILDING                                     1,146,953        1,433,692           7,325    1980        1998     40 years
    ATLANTIC

 LUCKY BUILDING                                     1,177,623        1,472,029           7,520    1981        1998     40 years
    CORALVILLE

HAYMARKET MALL                                      5,151,114        6,381,366         461,211  1968-1979     1995     40 Years
   DES MOINES

HAYMARKET SQUARE                                    8,702,071       10,758,243         780,750  1971-1979     1995     40 Years
   DES MOINES

 LUCKY BUILDING                                     1,570,673        1,963,342          10,031    1980        1998     40 years
    DUBUQUE

SOUTHFIELD PLAZA SHOPPING CENTER                   10,143,233       13,331,729         472,373   1958,72      1996     40 Years
   BRIDGEVIEW

 LUCKY BUILDING                                     1,241,030        1,551,287           7,925    1983        1998     40 years
    DECATUR

 KING CITY SQUARE                                   7,874,623        9,843,279          50,289                1998     40 Years
    MT. VERNON

WESTRIDGE COURT SHOPPING CENTER                    39,834,753       49,650,449       1,457,604    1990        1997     40 Years
   NAPERVILLE

 KROGER BUILDING                                    1,856,013        2,320,017          11,853    1982        1998     40 years
    OTTAWA

 LUCKY BUILDING                                     1,570,815        1,963,519          10,031    1983        1998     40 years
    PEORIA

 LUCKY BUILDING                                     1,228,235        1,535,294           7,844    1982        1998     40 years
    SPRINGFIELD

 LUCKY BUILDING                                     1,566,909        1,958,636          10,007    1980        1998     40 years
    STERLING

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                  COLUMN B                 COLUMN C                  COLUMN D            COLUMN E
                  --------                  --------                 --------                  --------            --------

                                                                                                Cost           Gross Amount at
                                                                                             Capitalized     Which Carried at the
                                                                                             Subsequent to   Close of the Period
                                                                  Initial Cost to Company     Acquisition

                                                                              Building &
                 Description             Encumbrances             Land       Improvements     Improvements          Land
                 -----------             ------------             ----       ------------     ------------          ----
TINLEY PARK PLAZA                                               2,607,702      10,430,808         268,156         2,607,702
   TINLEY PARK                          IL

 KROGER BUILDING                                                  344,651       1,378,602                           344,651
    WATERLOO                            IL

COLUMBUS CENTER                                                 1,196,269       3,608,315       2,425,562         1,196,269
   COLUMBUS                             IN

 KINDER CARE #132                                                  82,686         330,742                            82,686
    FT. WAYNE                           IN

 LUCKY BUILDING                                                   325,306       1,301,224                           325,306
    HOBART                              IN

 KINDER CARE #125                                                  82,686         330,742                            82,686
    INDIANAPOLIS                        IN

 KINDER CARE #126                                                  82,686         330,742                            82,686
    INDIANAPOLIS                        IN

 KINDER CARE #128                                                  82,686         330,742                            82,686
    INDIANAPOLIS                        IN

 KINDER CARE #134                                                  35,940         143,760                            35,940
    INDIANAPOLIS                        IN

JASPER MANOR                                                    1,319,937       7,110,063          34,383         1,319,937
   JASPER                               IN

 SHOPPING CENTER                                                  657,867       2,631,469                           657,867
    MARION                              IN

 LUCKY BUILDING                                                   269,395       1,077,579                           269,395
    MICHIGAN CITY                       IN

TOWN FAIR SHOPPING CENTER                                       1,104,876       3,759,503          10,437         1,104,876
   PRINCETON                            IN

 SHOPPING CENTER                                 2,991,347        649,120       2,596,480          52,900           649,120
    TERRE HAUTE                         IN

WABASH CROSSING                                                 1,614,878       6,470,511          27,744         1,614,878


                  COLUMN A                           COLUMN E                COLUMN F    COLUMN G      COLUMN H     COLUMN I
                  --------                           --------                --------    --------      --------     --------


                                                Gross Amount at                                                    Life on
                                              Which Carried at the                                                   Which
                                              Close of the Period                                                 Depreciated
                                                                                                                  in Latest
                                           Building &                       Accumulated   Date of      Date        Income
                 Description              Improvements        Total        Depreciation Construction Acquired     Statement
                 -----------              ------------        -----        ------------ ------------ --------     ---------
TINLEY PARK PLAZA                          10,698,964       13,306,666         916,627    1973        1995        40 Years
   TINLEY PARK

 KROGER BUILDING                            1,378,602        1,723,253           8,804    1982        1998        40 years
    WATERLOO

COLUMBUS CENTER                             6,033,877        7,230,146       1,769,737    1964        1988        40 Years
   COLUMBUS

 KINDER CARE #132                             330,742          413,428           2,112    1976        1998        40 years
    FT. WAYNE

 LUCKY BUILDING                             1,301,224        1,626,530           8,310    1983        1998        40 years
    HOBART

 KINDER CARE #125                             330,742          413,428           2,112    1975        1998        40 years
    INDIANAPOLIS

 KINDER CARE #126                             330,742          413,428           2,112    1976        1998        40 years
    INDIANAPOLIS

 KINDER CARE #128                             330,742          413,428           2,112    1976        1998        40 years
    INDIANAPOLIS

 KINDER CARE #134                             143,760          179,701             918    1976        1998        40 years
    INDIANAPOLIS

JASPER MANOR                                7,144,446        8,464,383       1,226,687    1990        1992        40 Years
   JASPER

 SHOPPING CENTER                            2,631,469        3,289,336          16,805    1989        1998        40 years
    MARION

 LUCKY BUILDING                             1,077,579        1,346,974           6,882    1983        1998        40 years
    MICHIGAN CITY

TOWN FAIR SHOPPING CENTER                   3,769,940        4,874,816         552,397    1991        1993        40 Years
   PRINCETON

 SHOPPING CENTER                            2,649,380        3,298,500          19,995    1989        1998        40 years
    TERRE HAUTE

WABASH CROSSING                             6,498,255        8,113,133         819,505    1988        1993        40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                 COLUMN B                 COLUMN C                  COLUMN D            COLUMN E
                  --------                 --------                 --------                  --------            --------

                                                                                               Cost
                                                                                            Capitalized       Gross Amount at
                                                                                            Subsequent to    Which Carried at the
                                                                 Initial Cost to Company     Acquisition     Close of the Period

                                                                             Building &
                 Description            Encumbrances             Land       Improvements     Improvements       Land
                 -----------            ------------             ----       ------------     ------------       ----
 WABASH                                IN

 SHOPPING CENTER                                                 403,588       1,614,353                        403,588
    WARSAW                             IN

 SHOPPING CENTER                                5,444,572      2,242,859       8,971,434                      2,242,859
    CAMPBELLSVILLE                     KY

 SHOPPING CENTER                                5,416,151      1,636,668       6,546,671                      1,636,668
    ELIZABETHTOWN                      KY

 SHOPPING CENTER                                4,954,116      1,648,009       6,592,037                      1,648,009
    GLASGOW                            KY

JACKSON VILLAGE                                                  284,815       3,115,586         589,956        284,815
   JACKSON                             KY

J*TOWN CENTER                                                  1,331,074       4,121,997         616,521      1,331,074
   JEFFERSONTOWN                       KY

 MIST LAKE PLAZA                               10,403,095      3,939,761      15,759,046                      3,939,761
    LEXINGTON                          KY

 SHOPPING CENTER                                5,528,660      2,421,016       9,684,065                      2,421,016
    LONDON                             KY

NEW LOUISA PLAZA                                                 469,014       1,998,752         161,683        469,014
   LOUISA                              KY

PICCADILLY SQUARE                                                355,000       1,588,409         323,428        355,000
   LOUISVILLE                          KY

EASTGATE SHOPPING CENTER                                       1,945,679       7,792,717         704,388      1,945,679
   MIDDLETOWN                          KY

 SHOPPING CENTER                                8,418,155      2,743,629      10,974,516                      2,743,629
    VERSAILLES                         KY

 LAGNIAPPE VILLAGE                              7,124,962      2,999,814      11,999,258          41,804      2,999,814
    NEW IBERIA                         LA

 SAFEWAY BUILDING                                                380,484       1,521,937                        380,484
    WEST MONROE                        LA

                  COLUMN A                                 COLUMN E                 COLUMN F     COLUMN G      COLUMN H  COLUMN I
                  --------                                 --------                 --------     --------      --------  --------

                                                       Gross Amount at                                                  Life on
                                                      Which Carried at the                                                Which
                                                      Close of the Period                                              Depreciated
                                                                                                                       in Latest
                                                   Building &                       Accumulated   Date of      Date     Income
                 Description                      Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                      ------------        -----        ------------ ------------ --------  ---------
WABASH

 SHOPPING CENTER                                    1,614,353        2,017,942          12,144    1989        1998     40 years
    WARSAW

 SHOPPING CENTER                                    8,971,434       11,214,293          57,293    1989        1998     40 Years
    CAMPBELLSVILLE

 SHOPPING CENTER                                    6,546,671        8,183,339          41,808    1992        1998     40 years
    ELIZABETHTOWN

 SHOPPING CENTER                                    6,592,037        8,240,047          42,098    1992        1998     40 Years
    GLASGOW

JACKSON VILLAGE                                     3,705,542        3,990,357         855,520    1983        1988     40 Years
   JACKSON

J*TOWN CENTER                                       4,738,518        6,069,592       1,208,377    1959        1988     40 Years
   JEFFERSONTOWN

 MIST LAKE PLAZA                                   15,759,046       19,698,807         100,640    1993        1998     40 Years
    LEXINGTON

 SHOPPING CENTER                                    9,684,065       12,105,081          61,844    1994        1998     40 years
    LONDON

NEW LOUISA PLAZA                                    2,160,435        2,629,449         709,155    1978        1988     40 Years
   LOUISA

PICCADILLY SQUARE                                   1,911,837        2,266,837         471,983    1973        1989     40 Years
   LOUISVILLE

EASTGATE SHOPPING CENTER                            8,497,105       10,442,784       1,130,235    1987        1993     40 Years
   MIDDLETOWN

 SHOPPING CENTER                                   10,974,516       13,718,145          70,085    1994        1998     40 years
    VERSAILLES

 LAGNIAPPE VILLAGE                                 12,041,062       15,040,876          76,629    1990        1998     40 Years
    NEW IBERIA

 SAFEWAY BUILDING                                   1,521,937        1,902,421           9,719    1981        1998     40 years
    WEST MONROE

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                    COLUMN B                 COLUMN C                  COLUMN D             COLUMN E
                  --------                    --------                 --------                  --------             --------

                                                                                                  Cost
                                                                                               Capitalized       Gross Amount at
                                                                                               Subsequent to    Which Carried at the
                                                                    Initial Cost to Company     Acquisition     Close of the Period

                                                                                Building &
                 Description               Encumbrances             Land       Improvements     Improvements            Land
                 -----------               ------------             ----       ------------     ------------            ----
LIBERTY PLAZA                                                     2,075,809       8,303,237         231,483           2,075,809
   RANDALLSTOWN                           MD

SHOPPING CENTER - SALISBURY                                         312,650       1,833,330          86,550             312,650
   SALISBURY                              MD

MAPLE VILLAGE SHOPPING CENTER                                     1,625,580       6,514,322       1,478,391           1,625,580
   ANN ARBOR                              MI

 MTN. JACKS #210303                                                 281,162       1,124,649                             281,162
    DEARBORN HEIGHTS                      MI

FARMINGTON CROSSROADS                                             1,092,200       4,368,800          68,806           1,092,200
   FARMINGTON                             MI

 KINDER CARE #1182                                                  116,614         466,456                             116,614
    KALAMAZOO                             MI

DELTA CENTER                                                      2,405,200       9,620,800         122,447           2,405,200
   LANSING                                MI

HAMPTON VILLAGE CENTRE                                            8,638,500      34,541,500         198,445           8,638,500
   ROCHESTER HILLS                        MI

FASHION CORNERS                                                   2,244,800       8,799,200           9,900           2,244,800
   SAGINAW                                MI

HALL ROAD CROSSING                                                2,595,500      10,382,000         234,843           2,595,500
   SHELBY                                 MI

SOUTHFIELD PLAZA                                                  2,052,995       8,180,980         (63,004)          2,052,995
   SOUTHFIELD                             MI

DELCO PLAZA                                        9,600,000      1,277,504       5,109,367          47,116           1,277,504
   STERLING HEIGHTS                       MI

 ROUNDTREE PLACE                                   7,656,678      2,877,674      11,510,698                           2,877,674
    YPSILANTI                             MI

WASHTENAW FOUNTAIN PLAZA                                          1,530,281       6,121,123         361,433           1,530,281
   YPSILANTI                              MI

 FIRSTAR BANK BUILDING                                              323,688       1,294,751                             323,688
    BURNSVILLE                            MN



                  COLUMN A                                COLUMN E                  COLUMN F     COLUMN G    COLUMN H  COLUMN I
                  --------                                --------                  --------     --------    --------  --------


                                                     Gross Amount at                                                   Life on
                                                    Which Carried at the                                                 Which
                                                    Close of the Period                                               Depreciated
                                                                                                                      in Latest
                                                  Building &                       Accumulated   Date of      Date     Income
                 Description                     Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                     ------------        -----        ------------ ------------ --------  ---------
LIBERTY PLAZA                                      8,534,720       10,610,529         776,744    1962        1995     40 Years
   RANDALLSTOWN

SHOPPING CENTER - SALISBURY                        1,919,880        2,232,530         677,263    1973        1986     35 Years
   SALISBURY

MAPLE VILLAGE SHOPPING CENTER                      7,992,713        9,618,293         841,868    1965        1994     40 Years
   ANN ARBOR

 MTN. JACKS #210303                                1,124,649        1,405,811           7,182    1980        1998     40 years
    DEARBORN HEIGHTS

FARMINGTON CROSSROADS                              4,437,606        5,529,806         331,600    1986        1995     40 Years
   FARMINGTON

 KINDER CARE #1182                                   466,456          583,070           2,979    1990        1998     40 Years
    KALAMAZOO

DELTA CENTER                                       9,743,247       12,148,447         730,699    1985        1995     40 Years
   LANSING

HAMPTON VILLAGE CENTRE                            34,739,945       43,378,445       2,586,668    1990        1995     40 Years
   ROCHESTER HILLS

FASHION CORNERS                                    8,809,100       11,053,900         655,358    1986        1995     40 Years
   SAGINAW

HALL ROAD CROSSING                                10,616,843       13,212,343         810,230    1985        1995     40 Years
   SHELBY

SOUTHFIELD PLAZA                                   8,117,976       10,170,971         163,530   1969-70      1998     40 Years
   SOUTHFIELD

DELCO PLAZA                                        5,156,483        6,433,987         262,923   1970,73      1996     40 Years
   STERLING HEIGHTS

 ROUNDTREE PLACE                                  11,510,698       14,388,372          73,509    1992        1998     40 Years
    YPSILANTI

WASHTENAW FOUNTAIN PLAZA                           6,482,556        8,012,837       1,071,937    1989        1992     40 Years
   YPSILANTI

 FIRSTAR BANK BUILDING                             1,294,751        1,618,438           8,268    1975        1998     40 Years
    BURNSVILLE

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                  COLUMN A                          COLUMN B                 COLUMN C                  COLUMN D             COLUMN E
                  --------                          --------                 --------                  --------             --------

                                                                                                        Cost        Gross Amount at
                                                                                                     Capitalized     Which Carried
                                                                                                     Subsequent to  at the Close of
                                                                          Initial Cost to Company     Acquisition     the Period

                                                                                      Building &
                 Description                     Encumbrances             Land       Improvements     Improvements       Land
                 -----------                     ------------             ----       ------------     ------------       ----

 OFFICE BUILDING                                         5,657,498      2,234,667       8,938,668          10,643      2,234,667
    FRIDLEY                                     MN

 OFFICE BUILDING                                           324,261        120,171         480,682                        120,171
    STILLWATER                                  MN

FACTORY MERCHANTS BRANSON                                                  17,669      22,312,120      11,777,940         17,669
   BRANSON                                      MO

 KINDER CARE #162                                                          44,020         176,078                         44,020
    FENTON                                      MO

 KINDER CARE #577                                                          53,742         214,968                         53,742
    HIGH RIDGE                                  MO

FACTORY OUTLET VILLAGE OSAGE BEACH                                      6,978,714      27,259,675       7,630,589      6,978,714
   OSAGE BEACH                                  MO

 KMART BUILDING                                                           310,000       1,240,000                        310,000
    ST. CHARLES                                 MO

 SHOPPING CENTER                                                          600,418       2,401,671                        600,418
    ALBEMARLE                                   NC

 SHOPPING CENTER                                         3,108,108      1,155,652       4,622,609                      1,155,652
    ASHEBORO                                    NC

SHOPPING CENTER - GOLDSBORO                                               181,998       1,014,432          55,222        181,998
   GOLDSBORO                                    NC

PIZZA HUT - PAD                                                            40,065         225,958                         40,065
   GREENVILLE                                   NC

 SHOPPING CENTER                                         1,826,586        619,155       2,476,618                        619,155
    JONESVILLE                                  NC

 SHOPPING CENTER                                         2,344,253        882,260       3,529,040                        882,260
    KANNAPOLIS                                  NC

 SHOPPING CENTER                                         2,511,561        493,023       1,972,092                        493,023
    KERNERSVILLE                                NC
SHOPPING CENTER AND
    OUTPARCELS                                                          2,146,952       8,587,807                      2,146,952


                  COLUMN A                               COLUMN E                COLUMN F     COLUMN G      COLUMN H  COLUMN I
                  --------                               --------                --------     --------      --------  --------


                                                    Gross Amount at                                                   Life on
                                                   Which Carried at the                                                 Which
                                                   Close of the Period                                               Depreciated
                                                                                                                     in Latest
                                                 Building &                       Accumulated   Date of      Date     Income
                 Description                    Improvements        Total        Depreciation Construction Acquired  Statement
                 -----------                    ------------        -----        ------------ ------------ --------  ---------

 OFFICE BUILDING                                  8,949,311       11,183,978          57,084    1991        1998     40 Years
    FRIDLEY

 OFFICE BUILDING                                    480,682          600,853           3,070    1985        1998     40 years
    STILLWATER

FACTORY MERCHANTS BRANSON                        34,090,060       34,107,729       4,398,613    1988        1993     40 Years
   BRANSON

 KINDER CARE #162                                   176,078          220,098           1,124    1977        1998     40 years
    FENTON

 KINDER CARE #577                                   214,968          268,710           1,373    1980        1998     40 years
    HIGH RIDGE

FACTORY OUTLET VILLAGE OSAGE BEACH               34,890,264       41,868,978       5,281,332    1987        1993     40 Years
   OSAGE BEACH

 KMART BUILDING                                   1,240,000        1,550,000           7,919    1981        1998     40 years
    ST. CHARLES

 SHOPPING CENTER                                  2,401,671        3,002,089          15,337    1988        1998     40 years
    ALBEMARLE

 SHOPPING CENTER                                  4,622,609        5,778,261          29,521    1988        1998     40 years
    ASHEBORO

SHOPPING CENTER - GOLDSBORO                       1,069,654        1,251,652         373,756    1973        1986     35 Years
   GOLDSBORO

PIZZA HUT - PAD                                     225,958          266,023          93,052    1973        1986     35 Years
   GREENVILLE

 SHOPPING CENTER                                  2,476,618        3,095,773          15,816    1988        1998     40 years
    JONESVILLE

 SHOPPING CENTER                                  3,529,040        4,411,300          22,325    1992        1998     40 years
    KANNAPOLIS

 SHOPPING CENTER                                  1,972,092        2,465,115          12,594    1988        1998     40 years
    KERNERSVILLE
SHOPPING CENTER AND
    OUTPARCELS                                    8,587,807       10,734,769          54,843    1991        1998     40 years


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998


        COLUMN A                                       COLUMN B                      COLUMN C                       COLUMN D
        --------                                       --------                      --------                       --------

                                                                                                                      Cost
                                                                                                                  Capitalized
                                                                                                                  Subsequent to
                                                                             Initial Cost to Company               Acquisition
                                                                             -----------------------               -----------

                                                                                              Building &
     Description                                     Encumbrances           Land             Improvements          Improvements
     -----------                                     ------------           ----             ------------          ------------


    KINSTON                            NC

 SHOPPING CENTER                                                          2,099,156            8,396,623
    OXFORD                             NC

 SHOPPING CENTER                                                          1,391,213            5,564,853               35,856
    ROXBORO                            NC

 SHOPPING CENTER                                     5,197,041            1,709,366            6,837,464
    SILER CITY                         NC

 SHOPPING CENTER                                     9,455,348            5,054,136           20,216,543
    STATESVILLE                        NC

 SHOPPING CENTER                                                          1,541,039            6,164,157
    THOMASVILLE                        NC

 SHOPPING CENTER                                                          1,771,944            7,087,776
    WADESBORO                          NC

 SHOPPING CENTER                                     6,294,590            2,419,988            9,679,953
    WILLIAMSTON                        NC

SHOPPING CENTER - WILSON                                                    315,000            1,780,370               71,456
   WILSON                              NC

 SHOPPING CENTER                                     6,323,565            2,103,730            8,414,919
    WINSTON-SALEM                      NC

 AUTOWORKS #138                                                             122,617              490,469
    GRAND ISLAND                       NE

 AUTOWORKS #125                                                              87,784              351,135
    HASTINGS                           NE

 KMART BUILDING                                                             520,424            2,081,697
    OMAHA                              NE

LAUREL SQUARE                                                             3,261,701            9,283,302              759,174
   BRICKTOWN                           NJ

HAMILTON PLAZA                                                            1,124,415            4,513,658              230,648
   HAMILTON                            NJ



        COLUMN A                                 COLUMN E                            COLUMN F     COLUMN G  COLUMN H    COLUMN I
        --------                                 --------                            --------     --------  --------    --------



                                  Gross Amount at Which Carried at the                                                  Life on
                                          Close of the Period                                                             Which
                                          -------------------                                                          Depreciated
                                                                                                                       in Latest
                                                Building &                       Accumulated     Date of     Date        Income
     Description             Land              Improvements          Total       Depreciation  Construction Acquired    Statement
     -----------             ----              ------------          -----       ------------  ------------ --------    ---------


    KINSTON

 SHOPPING CENTER           2,099,156             8,396,623         10,495,779         53,622         1991    1998        40 Years
    OXFORD

 SHOPPING CENTER           1,391,213             5,600,709          6,991,923         35,837         1989    1998        40 years
    ROXBORO

 SHOPPING CENTER           1,709,366             6,837,464          8,546,829         43,665         1988    1998        40 years
    SILER CITY

 SHOPPING CENTER           5,054,136            20,216,543         25,270,678        129,106         1991    1998        40 Years
    STATESVILLE

 SHOPPING CENTER           1,541,039             6,164,157          7,705,196         39,365         1996    1998        40 Years
    THOMASVILLE

 SHOPPING CENTER           1,771,944             7,087,776          8,859,720         45,264         1988    1998        40 years
    WADESBORO

 SHOPPING CENTER           2,419,988             9,679,953         12,099,942         61,818         1991    1998        40 Years
    WILLIAMSTON

SHOPPING CENTER - WILSON     315,000             1,851,826          2,166,826        653,182         1973    1986        35 Years
   WILSON

 SHOPPING CENTER           2,103,730             8,414,919         10,518,648         53,739         1995    1998        40 Years
    WINSTON-SALEM

 AUTOWORKS #138              122,617               490,469            613,087          3,132         1988    1998        40 years
    GRAND ISLAND

 AUTOWORKS #125               87,784               351,135            438,918          2,242         1988    1998        40 years
    HASTINGS

 KMART BUILDING              520,424             2,081,697          2,602,121         13,294         1981    1998        40 years
    OMAHA

LAUREL SQUARE              3,261,701            10,042,476         13,304,177      1,651,818         1973    1992        40 Years
   BRICKTOWN

HAMILTON PLAZA             1,124,415             4,744,306          5,868,721        575,638         1972    1994        40 Years
   HAMILTON

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998


        COLUMN A                           COLUMN B                      COLUMN C                  COLUMN D
        --------                           --------                      --------                  --------

                                                                                                   Cost
                                                                                                Capitalized
                                                                                               Subsequent to
                                                                 Initial Cost to Company         Acquisition
                                                                 -----------------------         -----------

                                                                                Building &
     Description                         Encumbrances           Land           Improvements     Improvements
     -----------                         ------------           ----           ------------     ------------
BENNETTS MILLS PLAZA                                            1,794,122        6,399,888           73,207
   JACKSON                        NJ

SIX FLAGS FACTORY OUTLET                                          889,214        1,249,781       27,109,466
   JACKSON                        NJ

MIDDLETOWN PLAZA                                                1,204,829        1,479,487        3,715,382
   MIDDLETOWN                     NJ

INSTITUTE FOR DEFENSE ANALYSIS                                                   1,389,460
   PRINCETON                      NJ

 KMART BUILDING                                                   452,213        1,808,852
    SOMERVILLE                    NJ

TINTON FALLS PLAZA                                              1,884,325        6,308,392           78,693
   TINTON FALLS                   NJ

 GALLERIA COMMONS                                               6,584,659       26,338,637
    HENDERSON                     NV

RENAISSANCE CENTER EAST                                         2,543,856       10,175,427          185,340
   LAS VEGAS                      NV

 SHOPPING CENTER                                                2,855,535       11,422,140
    RENO                          NV

UNIVERSITY MALL                                                   115,079        1,009,902          809,401
CANTON                            NY

CORTLANDVILLE                                                     236,846        1,439,000          430,013
   CORTLAND                       NY

KMART PLAZA                                                       942,257        3,769,027          246,904
   DEWITT                         NY

D & F PLAZA                                                       730,512        2,156,542        1,518,651
   DUNKIRK                        NY

SHOPPING CENTER - ELMIRA                                          110,116          891,205
   ELMIRA                         NY

 GENESSEE VALLEY                              9,362,785         3,492,664       13,970,655
    GENESEO                       NY


        COLUMN A                                  COLUMN E                    COLUMN F       COLUMN G      COLUMN H     COLUMN I
        --------                                  --------                    --------       --------      --------     --------



                                   Gross Amount at Which Carried at the                                                Life on
                                            Close of the Period                                                          Which
                                ------------------------------------------                                            Depreciated
                                                                                                                        in Latest
                                                 Building &                  Accumulated      Date of       Date         Income
     Description                 Land           Improvements      Total      Depreciation   Construction   Acquired     Statement
     -----------                 ----           ------------      -----      ------------   ------------   --------     ---------
BENNETTS MILLS PLAZA            1,794,122          6,473,095      8,267,217      690,887           1988      1994       40 Years
   JACKSON

SIX FLAGS FACTORY OUTLET          889,214         28,359,247     29,248,461    1,024,495           1997      1997       40 Years
   JACKSON

MIDDLETOWN PLAZA                1,204,829          5,194,869      6,399,698    1,975,246           1972      1976       40 Years
   MIDDLETOWN

INSTITUTE FOR DEFENSE ANALYSIS                     1,389,460      1,389,460      710,447           1982      1974       35 Years
   PRINCETON

 KMART BUILDING                   452,213          1,808,852      2,261,065       11,552           1982      1998       40 years
    SOMERVILLE

TINTON FALLS PLAZA              1,884,325          6,387,085      8,271,410      138,896           1953      1998       40 Years
   TINTON FALLS

 GALLERIA COMMONS               6,584,659         26,338,637     32,923,297      168,202          1997-98    1998       40 Years
    HENDERSON

RENAISSANCE CENTER EAST         2,543,856         10,360,767     12,904,623      582,999           1981      1996       40 Years
   LAS VEGAS

 SHOPPING CENTER                2,855,535         11,422,140     14,277,675       72,943           1974      1997       40 Years
    RENO

UNIVERSITY MALL                   115,079          1,819,303      1,934,382      978,278           1967      1976       40 Years
CANTON

CORTLANDVILLE                     236,846          1,869,013      2,105,859      489,930           1984      1987       35 Years
   CORTLAND

KMART PLAZA                       942,257          4,015,931      4,958,188      533,698           1970      1993       40 Years
   DEWITT

D & F PLAZA                       730,512          3,675,193      4,405,705    1,095,552           1967      1986       40 Years
   DUNKIRK

SHOPPING CENTER - ELMIRA          110,116            891,205      1,001,321      220,017           1976      1989       40 Years
   ELMIRA

 GENESSEE VALLEY                3,492,664         13,970,655     17,463,319       89,219           1993      1998       40 Years
    GENESEO

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

        COLUMN A                             COLUMN B                 COLUMN C                    COLUMN D
        --------                             --------                 --------                    --------

                                                                                             Cost        Gross Amount at
                                                                                          Capitalized     Which Carried
                                                                                         Subsequent to   at the Close of
                                                                 Initial Cost to Company   Acquisition     the Period
                                                                 -----------------------   -----------   ---------------

                                                                              Building &
     Description                           Encumbrances       Land          Improvements   Improvements      Land
     -----------                           ------------       ----          ------------   ------------      ----



PYRAMID MALL                                                2,175,221        8,700,884      130,112        2,175,221
   GENEVA                         NY

SHOPPING CENTER - GLOVERSVILLE                                139,429          524,517      104,564          139,429
   GLOVERSVILLE                   NY

MCKINLEY PLAZA                                              1,246,680        4,986,720      123,938        1,246,680
   HAMBURG                        NY

 HORNELL PLAZA                                                      -       20,088,582                             -
    HORNELL                       NY

CAYUGA PLAZA                                                1,397,708        5,591,832      504,127        1,397,708
   ITHACA                         NY

SHOPS @ SENECA MALL                                         1,545,838        6,183,353      608,752        1,545,838
   LIVERPOOL                      NY

TRANSIT ROAD PLAZA                                            424,634        1,698,537      411,938          424,634
   LOCKPORT                       NY

SHOPPING CENTER - MARCY                                       400,000        2,231,817       94,207          400,000
   MARCY                          NY

WALLKILL PLAZA                               18,221,501     2,445,200        8,580,800      148,852        2,445,200
   MIDDLETOWN                     NY

MONROE SHOPRITE PLAZA                                       1,026,477        8,642,364       80,406        1,026,477
   MONROE                         NY

ROCKLAND PLAZA                                              3,990,842        3,570,410    5,249,876        3,990,842
   NANUET                         NY

SOUTH PLAZA                                                   508,013        1,051,638    1,583,556          508,013
   NORWICH                        NY

WESTGATE PLAZA - ONEONTA                                      142,821        1,192,103      272,942          142,821
   ONEONTA                        NY

OSWEGO PLAZA                                                  250,000        1,168,027    2,577,573          250,000
   OSWEGO                         NY

MOHAWK ACRES                                                  241,606        1,268,890    1,547,899          241,606
   ROME                           NY


        COLUMN A                                COLUMN E                     COLUMN F      COLUMN G    COLUMN H   COLUMN I
        --------                                --------                     --------      --------    --------   --------



                                 Gross Amount at Which Carried at the                                             Life on
                                          Close of the Period                                                      Which
                                          -------------------                                                    Depreciated
                                                                                                                  in Latest
                                        Building &                          Accumulated     Date of       Date     Income
     Description                       Improvements          Total          Depreciation  Construction Acquired   Statement
     -----------                       ------------          -----          ------------  ------------ --------   ---------



PYRAMID MALL                            8,830,996         11,006,217         1,189,643       1973      1993       40 Years
   GENEVA

SHOPPING CENTER - GLOVERSVILLE            629,081            768,510           154,687       1974      1988       40 Years
   GLOVERSVILLE

MCKINLEY PLAZA                          5,110,658          6,357,338           894,323       1991      1992       40 Years
   HAMBURG

 HORNELL PLAZA                         20,088,582         20,088,582           128,289       1995      1998       40 Years
    HORNELL

CAYUGA PLAZA                            6,095,959          7,493,667         1,465,270       1969      1989       40 Years
   ITHACA

SHOPS @ SENECA MALL                     6,792,105          8,337,943           879,664       1971      1993       40 Years
   LIVERPOOL

TRANSIT ROAD PLAZA                      2,110,475          2,535,109           271,560       1971      1993       40 Years
   LOCKPORT

SHOPPING CENTER - MARCY                 2,326,024          2,726,024           839,627       1971      1986       35 Years
   MARCY

WALLKILL PLAZA                          8,729,652         11,174,852           648,691       1986      1995       40 Years
   MIDDLETOWN

MONROE SHOPRITE PLAZA                   8,722,770          9,749,247           262,739       1972      1997       40 Years
   MONROE

ROCKLAND PLAZA                          8,820,286         12,811,128         3,577,574       1963      1983       40 Years
   NANUET

SOUTH PLAZA                             2,635,194          3,143,207         1,118,274       1967      1983       40 Years
   NORWICH

WESTGATE PLAZA - ONEONTA                1,465,045          1,607,866           585,660       1967      1984       40 Years
   ONEONTA

OSWEGO PLAZA                            3,745,600          3,995,600         1,476,969       1966      1977       40 Years
   OSWEGO

MOHAWK ACRES                            2,816,789          3,058,395           943,306       1965      1984       40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

        COLUMN A                           COLUMN B                COLUMN C                  COLUMN D          COLUMN E
        --------                           --------                --------                  --------          --------
                                                                                                              Gross Amount
                                                                                               Cost            at Which
                                                                                           Capitalized       Carried at the
                                                                                          Subsequent to       Close of the
                                                              Initial Cost to Company       Acquisition          Period
                                                              -----------------------       -----------      --------------

                                                                           Building &
     Description                         Encumbrances      Land          Improvements      Improvements           Land
     -----------                         ------------      ----          ------------      ------------           ----
ROME                              NY

MONTGOMERY WARD                                             93,341          483,405         231,437                93,341
   ROME                           NY

PRICE CHOPPER PLAZA                                        933,792        3,735,170                               933,792
   ROME                           NY

WESTGATE MANOR PLAZA - ROME                                211,711          391,982         816,709               211,711
   ROME                           NY

NORTHLAND                                                   16,182          255,557         823,737                16,182
   WATERTOWN                      NY

 SHOPPING CENTER                                         1,912,323        7,649,291                             1,912,323
    ASHLAND                       OH

HARBOR PLAZA                                               388,997        1,456,108         253,099               388,997
   ASHTABULA                      OH

BELPRE PLAZA                                                              2,066,121         140,189
   BELPRE                         OH

SOUTHWOOD PLAZA                                            707,073        1,537,519         879,270               707,073
   BOWLING GREEN                  OH

 SHOPPING CENTER                                           937,772        3,751,086          27,120               937,772
    CELINA                        OH

BRENTWOOD PLAZA                                          2,027,969        8,222,875         630,901             2,027,969
   CINCINNATI                     OH

DELHI SHOPPING CENTER                                    2,300,029        9,218,117          23,207             2,300,029
   CINCINNATI                     OH

WESTERN VILLAGE SHOPPING CENTER                          1,321,484        5,300,935         117,335             1,321,484
   CINCINNATI                     OH

CROWN POINT SHOPPING CENTER                 7,823,966    2,881,681        7,958,319           8,564             2,881,681
   COLUMBUS                       OH

 RIVER RUN CENTRE                           2,833,351    1,008,861        4,035,444                             1,008,861
    COSHOCTON                     OH


        COLUMN A                                COLUMN E                     COLUMN F      COLUMN G    COLUMN H   COLUMN I
        --------                                --------                     --------      --------    --------   --------



                                 Gross Amount at Which Carried at the                                             Life on
                                          Close of the Period                                                      Which
                                          -------------------                                                    Depreciated
                                                                                                                  in Latest
                                        Building &                          Accumulated     Date of       Date     Income
     Description                       Improvements          Total          Depreciation  Construction Acquired   Statement
     -----------                       ------------          -----          ------------  ------------ --------   ---------
ROME                                   NY

MONTGOMERY WARD                           714,842            808,183           280,465       1965      1984       40 Years
   ROME

PRICE CHOPPER PLAZA                     3,735,170          4,668,962           502,252       1988      1993       40 Years
   ROME

WESTGATE MANOR PLAZA - ROME             1,208,691          1,420,402           296,138       1961      1986       40 Years
   ROME

NORTHLAND                               1,079,294          1,095,476           350,633       1962      1973       40 Years
   WATERTOWN

 SHOPPING CENTER                        7,649,291          9,561,614            48,850       1990      1998       40 years
    ASHLAND

HARBOR PLAZA                            1,709,207          2,098,204           357,743       1988      1991       40 Years
   ASHTABULA

BELPRE PLAZA                            2,206,310          2,206,310           624,217       1969      1988       40 Years
   BELPRE

SOUTHWOOD PLAZA                         2,416,789          3,123,862           789,527       1961      1990       40 Years
   BOWLING GREEN

 SHOPPING CENTER                        3,778,206          4,715,978            25,838       1990      1998       40 years
    CELINA

BRENTWOOD PLAZA                         8,853,776         10,881,745           986,748       1957      1994       40 Years
   CINCINNATI

DELHI SHOPPING CENTER                   9,241,324         11,541,353           586,777     1973,85,87  1996       40 Years
   CINCINNATI

WESTERN VILLAGE SHOPPING CENTER         5,418,270          6,739,754           626,669       1960      1994       40 Years
   CINCINNATI

CROWN POINT SHOPPING CENTER             7,966,883         10,848,564           132,833     1980-85,97  1998       40 Years
   COLUMBUS

 RIVER RUN CENTRE                       4,035,444          5,044,305            25,771       1992      1998       40 Years
    COSHOCTON

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

        COLUMN A                             COLUMN B                 COLUMN C              COLUMN D           COLUMN E
        --------                             --------                 --------              --------           --------

                                                                                              Cost          Gross Amount at
                                                                                           Capitalized      Which Carried at
                                                                                          Subsequent to     the Close of the
                                                              Initial Cost to Company      Acquisition           Period
                                                              -----------------------      -----------      ----------------

                                                                              Building &
     Description                           Encumbrances       Land          Improvements   Improvements      Land
     -----------                           ------------       ----          ------------   ------------      ----
SOUTH TOWNE CENTRE                                          4,737,368        9,636,943    1,564,282        4,737,368
   DAYTON                         OH

HERITAGE SQUARE                                             1,749,182        7,011,927       59,707        1,749,182
   DOVER                          OH

MIDWAY CROSSING                                             1,944,200        7,776,800      179,675        1,944,200
   ELYRIA                         OH

FAIRFIELD MALL                                              1,287,649        1,685,919      101,962        1,287,649
   FAIRFIELD                      OH

SILVER BRIDGE PLAZA                                           919,022        3,197,673    1,490,228          919,022
   GALLIPOLIS                     OH

SHOPPING CENTER - GENOA                                        96,001        1,016,349                        96,001
   GENOA                          OH

PARKWAY PLAZA                                                 950,667        2,069,921      466,216          950,667
   MAUMEE                         OH

NEW BOSTON SHOPPING CENTER                                  2,102,371        9,176,918      128,373        2,102,371
   NEW BOSTON                     OH

MARKET PLACE                                                  597,923        3,738,164      403,895          597,923
   PIQUA                          OH

BRICE PARK SHOPPING CENTER                    5,136,931     4,854,414       10,204,698        5,545        4,854,414
   REYNOLDSBURG                   OH

CENTRAL AVE MARKET PLACE                                    1,046,480        1,769,207      381,861        1,046,480
   TOLEDO                         OH

GREENTREE SHOPPING CENTER                     6,732,454     3,379,200        6,860,800                     3,379,200
   UPPER ARLINGTON                OH

 SAFEWAY BUILDING                                             466,464        1,865,857                       466,464
    MUSKOGEE                      OK

BETHEL PARK PLAZA                                             868,039        9,933,094      888,266          868,039
   BETHEL PARK                    PA

 KROGER BUILDING                                              349,418        1,397,671                       349,418
    CLEARFIELD                    PA



        COLUMN A                                 COLUMN E                     COLUMN F      COLUMN G    COLUMN H   COLUMN I
        --------                                 --------                     --------      --------    --------   --------



                                  Gross Amount at Which Carried at the                                             Life on
                                           Close of the Period                                                      Which
                                           -------------------                                                    Depreciated
                                                                                                                   in Latest
                                         Building &                          Accumulated     Date of       Date     Income
     Description                        Improvements          Total          Depreciation  Construction Acquired   Statement
     -----------                        ------------          -----          ------------  ------------ --------   ---------
SOUTH TOWNE CENTRE                      11,201,225         15,938,593         2,061,034       1972      1992       40 Years
   DAYTON

HERITAGE SQUARE                          7,071,634          8,820,816           988,601       1959      1993       40 Years
   DOVER

MIDWAY CROSSING                          7,956,475          9,900,675           585,046       1986      1995       40 Years
   ELYRIA

FAIRFIELD MALL                           1,787,881          3,075,530           393,357       1978      1990       40 Years
   FAIRFIELD

SILVER BRIDGE PLAZA                      4,687,901          5,606,923         1,826,085       1972      1986       40 Years
   GALLIPOLIS

SHOPPING CENTER - GENOA                  1,016,349          1,112,350           198,155       1987      1991       40 Years
   GENOA

PARKWAY PLAZA                            2,536,137          3,486,804           572,411       1955      1989       40 Years
   MAUMEE

NEW BOSTON SHOPPING CENTER               9,305,291         11,407,662         1,363,313       1991      1993       40 Years
   NEW BOSTON

MARKET PLACE                             4,142,059          4,739,982           857,770       1972      1991       40 Years
   PIQUA

BRICE PARK SHOPPING CENTER              10,210,243         15,064,657           181,170      1989-92    1998       40 Years
   REYNOLDSBURG

CENTRAL AVE MARKET PLACE                 2,151,068          3,197,548           435,396       1968      1990       40 Years
   TOLEDO

GREENTREE SHOPPING CENTER                6,860,800         10,240,000           114,347     1974,80,91  1998       40 Years
   UPPER ARLINGTON

 SAFEWAY BUILDING                        1,865,857          2,332,321            11,916       1981      1998       40 years
    MUSKOGEE

BETHEL PARK PLAZA                       10,821,360         11,689,399           451,976       1965      1997       40 Years
   BETHEL PARK

 KROGER BUILDING                         1,397,671          1,747,088             8,926       1982      1998       40 years
    CLEARFIELD

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B            COLUMN C            COLUMN D                      COLUMN E
          --------               --------            --------            --------                      --------
                                                                           Cost
                                                                        Capitalized
                                                                       Subsequent to       Gross Amount at Which Carried at the
                                             Initial Cost to Company    Acquisition                Close of the Period
                                             -----------------------    ------------              -------------------
                                                         Building &                                    Building &
       Description            Encumbrances   Land       Improvements    Improvements       Land       Improvement        Total
       -----------            ------------   ----       ------------    ------------       ----       -----------        -----
DILLSBURG SHOPPING                         1,166,376      4,665,505                     1,166,376       4,665,505       5,831,881
    CENTER DILLSBURG      PA

 SHOPPING CENTER                           3,356,245     13,424,980                     3,356,245      13,424,980      16,781,225
    ELIZABETHTOWN         PA

HARDEES - PAD                                               400,000                                       400,000         400,000
   HANOVER                PA

 SHOPPING CENTER               3,673,459   1,522,216      6,088,864                     1,522,216       6,088,864       7,611,079
    JOHNSTOWN             PA

NEW GARDEN SHOPPING                          912,130      3,161,495         (17,349)     912,130       3,144,146       4,056,276
    CENTER KENNETT
    SQUARE                PA

STONEMILL PLAZA                            1,407,975      5,650,901          58,389     1,407,975       5,709,290       7,117,265
   LANCASTER              PA

CROSSROADS PLAZA                             384,882      1,040,668         368,438       384,882       1,409,106       1,793,988
   MT. PLEASANT           PA

ACME MARKET                                  227,720      1,398,726                       227,720       1,398,726       1,626,446
   PHILADELPHIA           PA

IVYRIDGE SHOPPING CENTER                   1,504,080      6,026,320         810,424     1,504,080       6,836,744       8,340,824
   PHILADELPHIA           PA

ROOSEVELT MALL ANNEX                         159,703         91,798       1,076,586       159,703       1,168,384       1,328,087
   PHILADELPHIA           PA

ROOSEVELT MALL NE                          1,772,003      2,602,635       6,578,787     1,772,003       9,181,422      10,953,425
   PHILADELPHIA           PA

STRAWBRIDGE'S                                605,607      3,923,050                       605,607       3,923,050       4,528,657
   PHILADELPHIA           PA

 LUCKY BUILDING                              503,170      2,012,679                       503,170       2,012,679       2,515,849
    PITTSBURGH            PA

ST MARY'S PLAZA                              977,711      3,910,842         136,029       977,711       4,046,871       5,024,582
   ST. MARY'S             PA

NORTHLAND CENTER                           1,198,947      4,824,500          77,156     1,198,947       4,901,656       6,100,603





          COLUMN A              COLUMN F       COLUMN G     COLUMN H       COLUMN I
          --------              --------       --------     --------       --------
                                                                           Life on
                                                                            Which
                                                                          Depreciated
                                                                           in Latest
                               Accumulated    Date of          Date        Income
       Description            Depreciation   Construction    Acquired     Statement
       -----------            ------------   ------------    --------    ------------
DILLSBURG SHOPPING               257,523         1994          1996        40 Years
    CENTER DILLSBURG      PA

 SHOPPING CENTER                  85,734        1993-94        1998        40 Years
    ELIZABETHTOWN         PA

HARDEES - PAD                     14,583         1971          1997        35 Years
   HANOVER                PA

 SHOPPING CENTER                  38,884         1993          1998        40 Years
    JOHNSTOWN             PA

NEW GARDEN SHOPPING             130,651         1979          1997        40 Years
    CENTER KENNETT
    SQUARE                PA

STONEMILL PLAZA                  708,715         1988          1994        40 Years
   LANCASTER              PA

CROSSROADS PLAZA                 347,696         1975          1988        40 Years
   MT. PLEASANT           PA

ACME MARKET                       13,094         1980          1998        40 Years
   PHILADELPHIA           PA

IVYRIDGE SHOPPING CENTER         527,067         1963          1995        40 Years
   PHILADELPHIA           PA

ROOSEVELT MALL ANNEX             620,436         1958          1974        40 Years
   PHILADELPHIA           PA

ROOSEVELT MALL NE              4,811,010         1964          1964        40 Years
   PHILADELPHIA           PA

STRAWBRIDGE'S                  3,923,050         1964          1964        35 Years
   PHILADELPHIA           PA

 LUCKY BUILDING                   12,853         1982          1998        40 years
    PITTSBURGH            PA

ST MARY'S PLAZA                  427,073         1970          1994        40 Years
   ST. MARY'S             PA

NORTHLAND CENTER                 871,611         1988          1992        40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B          COLUMN C              COLUMN D                      COLUMN E
          --------               --------          --------              --------                      --------
                                                                           Cost
                                                                        Capitalized
                                                                       Subsequent to       Gross Amount at Which Carried at the
                                             Initial Cost to Company    Acquisition                Close of the Period
                                             -----------------------    ------------              -------------------
                                                         Building &                                    Building &
       Description            Encumbrances   Land       Improvements    Improvements       Land       Improvement        Total
       -----------            ------------   ----       ------------    ------------       ----       -----------        -----
   STATE COLLEGE          PA

HAMPTON SQUARE SHOPPING                    1,214,400      2,465,600                     1,214,400       2,465,600       3,680,000
   CENTER UPPER SO.
   HAMPTON                PA
SHOPS AT PROSPECT                            741,941      2,967,765          70,154       741,941       3,037,919       3,779,860
   WEST HEMPFIELD         PA

YORK MARKETPLACE                           3,199,353     12,797,412       1,316,020     3,199,353      14,113,432      17,312,785
   YORK                   PA

 SHOPPING CENTER               3,882,406   1,367,252      5,469,006                     1,367,252       5,469,006       6,836,258
    N. CHARLESTON         SC

 SHOPPING CENTER               5,042,879   1,472,830      5,891,318                     1,472,830       5,891,318       7,364,147
    HILTON HEAD           SC

 SHOPPING CENTER               2,444,592     473,111      1,892,443                       473,111       1,892,443       2,365,554
    HILTON HEAD           SC

 KROGER BUILDING                             371,529      1,486,116                       371,529       1,486,116       1,857,646
    JAMES ISLAND          SC

 SHOPPING CENTER                           2,709,529     10,838,118                     2,709,529      10,838,118      13,547,647
    JAMES ISLAND          SC

CONGRESS CROSSING                          1,098,351      6,747,013          84,281     1,098,351       6,831,294       7,929,645
   ATHENS                 TN

 WINN DIXIE BUILDING                         578,450      2,313,798                       578,450       2,313,798       2,892,248
    CHATANNOOGA           TN

 SHOPPING CENTER               4,298,095   1,423,187      5,692,747                     1,423,187       5,692,747       7,115,934
    CHATTANOOGA           TN

 SHOPPING CENTER               4,783,273    1,612,925      6,451,700                     1,612,925       6,451,700       8,064,625
    COLLEGEDALE           TN

 SADDLE TREE VILLAGE           2,059,719     658,676      2,634,704                       658,676       2,634,704       3,293,380
    COLUMBIA              TN

WEST TOWNE SQUARE                            529,103      3,880,088       1,023,701       529,103       4,903,789       5,432,892
   SHOPPING CENTER
   ELIZABETHTON           TN






          COLUMN A                 COLUMN F       COLUMN G     COLUMN H       COLUMN I
          --------                 --------       --------     --------       --------
                                                                              Life on
                                                                               Which
                                                                             Depreciated
                                                                              in Latest
                                  Accumulated    Date of          Date        Income
       Description               Depreciation   Construction    Acquired     Statement
       -----------               ------------   ------------    --------    ------------
   STATE COLLEGE          PA

HAMPTON SQUARE SHOPPING               2,568         1980          1998        40 Years
   CENTER UPPER SO.
   HAMPTON                PA
SHOPS AT PROSPECT                   268,635         1994          1995        40 Years
   WEST HEMPFIELD         PA

YORK MARKETPLACE                  1,251,345         1955          1995        40 Years
   YORK                   PA

 SHOPPING CENTER                     34,926         1996          1998        40 Years
    N. CHARLESTON         SC

 SHOPPING CENTER                     37,623         1989          1998        40 years
    HILTON HEAD           SC

 SHOPPING CENTER                     12,085         1994          1998        40 Years
    HILTON HEAD           SC

 KROGER BUILDING                      9,491         1982          1998        40 years
    JAMES ISLAND          SC

 SHOPPING CENTER                     69,214        1993-94        1998        40 Years
    JAMES ISLAND          SC

CONGRESS CROSSING                 1,184,081         1990          1992        40 Years
   ATHENS                 TN

 WINN DIXIE BUILDING                 14,776         1995          1998        40 Years
    CHATANNOOGA           TN

 SHOPPING CENTER                     36,355         1995          1998        40 Years
    CHATTANOOGA           TN

 SHOPPING CENTER                      41,202         1997          1998        40 Years
    COLLEGEDALE           TN

 SADDLE TREE VILLAGE                 16,826         1990          1998        40 Years
    COLUMBIA              TN

WEST TOWNE SQUARE                    64,720       1970,1998       1998        40 Years
   SHOPPING CENTER
   ELIZABETHTON           TN

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

      COLUMN A                   COLUMN B           COLUMN C             COLUMN D                      COLUMN E
      --------                   --------           --------             --------                      --------
                                                                           Cost
                                                                        Capitalized
                                                                       Subsequent to       Gross Amount at Which Carried at the
                                             Initial Cost to Company    Acquisition                Close of the Period
                                             -----------------------    ------------              -------------------
                                                         Building &                                    Building &
     Description              Encumbrances   Land       Improvements    Improvements       Land       Improvement        Total
     -----------              ------------   ----       ------------    ------------       ----       -----------        -----
GREENEVILLE COMMONS                        1,075,200      7,884,800          23,156     1,075,200       7,907,956       8,983,156
   GREENEVILLE            TN

SHOPPING CENTER                              883,031      3,532,122                       883,031       3,532,122       4,415,153
   HENDERSONVILLE         TN

SHOPPING CENTER                            3,688,852     14,755,406          12,500     3,688,852      14,767,906      18,456,758
   KIMBALL                TN

KINGS GIANT SHOPPING                                      2,500,633         268,686                     2,769,319       2,769,319
   CENTER KINGSPORT       TN

SHOPPING CENTER                6,006,762   2,283,168      9,132,672         (49,105)    2,273,347       9,093,387      11,366,734
   KNOXVILLE              TN

SHOPPING CENTER                              773,263      3,093,053                       773,263       3,093,053       3,866,316
   MANCHESTER             TN

GEORGETOWN SQUARE                          1,166,924      4,674,698         208,425     1,166,924       4,883,123       6,050,047
   MURFREESBORO           TN

SHOPPING CENTER                              699,799      2,799,195           1,246       699,799       2,800,441       3,500,240
   SHELBYVILLE            TN

SHOPPING CENTER                9,110,071   2,831,598     11,326,392                     2,831,598      11,326,392      14,157,990
   TULLAHOMA              TN

SHOPPING CENTER                            2,777,062     11,108,246                     2,777,062      11,108,246      13,885,308
   WINCHESTER             TN

SHOPPING CENTER                            7,147,858     28,591,433                     7,147,858      28,591,433      35,739,291
   ARLINGTON              TX

KMART BUILDING                               517,921      2,071,685                       517,921       2,071,685       2,589,606
   DE SOTO                TX

DHG (Beechnut)                                70,000        280,000                        70,000         280,000         350,000
   HOUSTON                TX

DHG (Bellaire)                                55,000        220,000                        55,000         220,000         275,000
   HOUSTON                TX

SHOPPING CENTER                3,092,614     933,850      3,735,400                       933,850       3,735,400       4,669,250
   IRVING                 TX




      COLUMN A                    COLUMN F       COLUMN G     COLUMN H       COLUMN I
      --------                    --------       --------     --------       --------
                                                                             Life on
                                                                              Which
                                                                            Depreciated
                                                                            in Latest
                                 Accumulated    Date of          Date        Income
     Description                Depreciation   Construction    Acquired     Statement
     -----------                ------------   ------------    --------    ------------
GREENEVILLE COMMONS              1,360,474         1990          1992        40 Years
   GREENEVILLE            TN

SHOPPING CENTER                     22,557         1989          1998        40 years
   HENDERSONVILLE         TN

SHOPPING CENTER                     94,295         1987          1998        40 Years
   KIMBALL                TN

KINGS GIANT SHOPPING               471,817         1970          1992        40 Years
   CENTER KINGSPORT       TN

SHOPPING CENTER                     58,323         1990          1998        40 Years
   KNOXVILLE              TN

SHOPPING CENTER                     19,753         1990          1998        40 years
   MANCHESTER             TN

GEORGETOWN SQUARE                  751,655         1986          1993        40 Years
   MURFREESBORO           TN

SHOPPING CENTER                     17,876         1985          1998        40 Years
   SHELBYVILLE            TN

SHOPPING CENTER                     72,332         1995          1998        40 Years
   TULLAHOMA              TN

SHOPPING CENTER                     70,939         1997          1998        40 Years
   WINCHESTER             TN

SHOPPING CENTER                    182,589        1992-93        1998        40 Years
   ARLINGTON              TX

KMART BUILDING                      13,230         1980          1998        40 years
   DE SOTO                TX

DHG (Beechnut)                       1,788         1985          1998        40 years
   HOUSTON                TX

DHG (Bellaire)                       1,405         1985          1998        40 years
   HOUSTON                TX

SHOPPING CENTER                     23,855         1987          1998        40 years
   IRVING                 TX

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B           COLUMN C             COLUMN D                      COLUMN E
          --------               --------           --------             --------                      --------
                                                                           Cost
                                                                        Capitalized
                                                                       Subsequent to       Gross Amount at Which Carried at the
                                             Initial Cost to Company    Acquisition                Close of the Period
                                             -----------------------    ------------              -------------------
                                                         Building &                                    Building &
       Description            Encumbrances   Land       Improvements    Improvements       Land       Improvement        Total
       -----------            ------------   ----       ------------    ------------       ----       -----------        -----
 KROGER BUILDING                             381,512      1,526,050                       381,512       1,526,050       1,907,562
    MISSOURI CITY         TX

 EL CHICO REST. #75 AND
    OUTPARCEL TEMPLE      TX                 446,686        487,294                       446,686         487,294         933,980


 SHOPPING CENTER              17,885,496   9,864,539     39,458,154         623,429     9,864,539      40,081,583      49,946,122
    WEST VALLEY           UT

SHOPPING CENTER -                            290,000        792,441                       290,000         792,441       1,082,441
    COLONIAL HTS          VA
    COLONIAL HEIGHTS

   PIZZA HUT - PAD                                          427,500                                       427,500         427,500
                          VA

FACTORY MERCHANTS                            411,023      1,644,017       1,046,535       411,023       2,690,552       3,101,575
   FT CHISWELL MAX
   MEADOWS                VA

HANOVER SQUARE SHOPPING                    1,778,701      7,114,805         210,309     1,778,701       7,325,114       9,103,815
   CENTER MECHANICSVILLE  VA

VICTORIAN SQUARE                           3,548,432     14,208,727         115,710     3,548,432      14,324,437      17,872,869
   MIDLOTHIAN             VA

 SHOPPING CENTER                           2,685,565     10,742,259                     2,685,565      10,742,259      13,427,823
    NORTON                VA

CAVE SPRING CORNERS                        1,064,298      4,257,792           3,720     1,064,298       4,261,512       5,325,810
SHOPPING ROANOKE CENTER   VA

HUNTING HILLS SHOPPING         4,294,817   1,897,007      6,010,376                     1,897,007       6,010,376       7,907,383
   ROANOKE CENTER         VA

SHOPPING CENTER -                            250,000      1,363,880         260,466       250,000       1,624,346       1,874,346
 SPOTSYLVANIA
 SPOTSYLVANIA             VA

LAKE DRIVE PLAZA               3,843,899   1,432,155      4,616,848          18,600     1,432,155       4,635,448       6,067,603
   VINTON                 VA

RIDGEVIEW CENTRE                           2,707,679      4,417,792         567,515     2,707,679       4,985,307       7,692,986
   WISE                   VA

MOUNDSVILLE PLAZA                            228,283      1,989,798       5,119,516       228,283       7,109,314       7,337,597
   MOUNDSVILLE            WV




          COLUMN A                COLUMN F       COLUMN G     COLUMN H       COLUMN I
          --------                --------       --------     --------       --------
                                                                             Life on
                                                                              Which
                                                                           Depreciated
                                                                            in Latest
                                 Accumulated    Date of          Date        Income
       Description              Depreciation   Construction    Acquired     Statement
       -----------              ------------   ------------    --------    ------------
 KROGER BUILDING                     9,746         1982          1998        40 years
    MISSOURI CITY         TX

 EL CHICO REST. #75 AND
    OUTPARCEL TEMPLE      TX         3,112                       1998        40 Years


 SHOPPING CENTER                   251,986         1970          1998        40 Years
    WEST VALLEY           UT

SHOPPING CENTER -                  286,789         1972          1986        35 Years
    COLONIAL HTS          VA
    COLONIAL HEIGHTS

   PIZZA HUT - PAD                  29,518         1969          1996        35 Years
                          VA

FACTORY MERCHANTS                  990,970         1989          1993        40 Years
   FT CHISWELL MAX
   MEADOWS                VA

HANOVER SQUARE SHOPPING          1,178,757         1991          1993        40 Years
   CENTER MECHANICSVILLE  VA

VICTORIAN SQUARE                 1,723,386         1991          1994        40 Years
   MIDLOTHIAN             VA

 SHOPPING CENTER                    66,914         1989          1998        40 years
    NORTON                VA

CAVE SPRING CORNERS                163,978         1969          1997        40 Years
SHOPPING ROANOKE CENTER   VA

HUNTING HILLS SHOPPING             106,434         1989          1998        40 Years
   ROANOKE CENTER         VA

SHOPPING CENTER -                  518,486         1970          1986        35 Years
 SPOTSYLVANIA
 SPOTSYLVANIA             VA

LAKE DRIVE PLAZA                    82,183         1976          1998        40 Years
   VINTON                 VA

RIDGEVIEW CENTRE                   798,906         1990          1992        40 Years
   WISE                   VA

MOUNDSVILLE PLAZA                  996,381         1961          1988        40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

          COLUMN A               COLUMN B           COLUMN C             COLUMN D                      COLUMN E
          --------               --------           --------             --------                      --------
                                                                           Cost
                                                                        Capitalized
                                                                       Subsequent to       Gross Amount at Which Carried at the
                                             Initial Cost to Company    Acquisition                Close of the Period
                                             -----------------------    ------------              -------------------
                                                         Building &                                    Building &
       Description            Encumbrances   Land       Improvements    Improvements       Land       Improvement        Total
       -----------            ------------   ----       ------------    ------------       ----       -----------        -----
   MOUNDSVILLE            WV

GRAND CENTRAL PLAZA                                       4,358,333         153,150                     4,511,483       4,511,483
   PARKERSBURG            WV

KMART PLAZA                                  664,121      2,656,483         143,331       664,121       2,799,814       3,463,935
   VIENNA                 WV

ROXBURY TOWNSHIP NJ                          262,878                         13,338       262,878          13,338         276,216
   ROXBURY                NJ

EAST HARTSDALE AVE.                           18,235                                       18,235                          18,235
   HARTSDALE              NY

                             388,185,135 545,357,775  2,118,378,190     161,734,035   545,400,862   2,280,069,138   2,825,470,000
                             ====================================================================================================




          COLUMN A                COLUMN F       COLUMN G     COLUMN H       COLUMN I
          --------                --------       --------     --------       --------
                                                                             Life on
                                                                              Which
                                                                           Depreciated
                                                                            in Latest
                                 Accumulated    Date of          Date        Income
       Description              Depreciation   Construction    Acquired     Statement
       -----------              ------------   ------------    --------    ------------
   MOUNDSVILLE            WV

GRAND CENTRAL PLAZA              1,181,169         1986          1988        40 Years
   PARKERSBURG            WV

KMART PLAZA                        398,332         1975          1993        40 Years
   VIENNA                 WV

ROXBURY TOWNSHIP NJ                                1998          1997
   ROXBURY                NJ

EAST HARTSDALE AVE.                                              1972
   HARTSDALE              NY

                               158,021,704
                               ===========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                   ----------


                                                                                                YEAR ENDED
                                                          FIVE MONTHS ENDED                      JULY 31,
                                                             DECEMBER 31,      ----------------------------------------------
                                                                 1998             1998             1997              1996
                                                          -----------------    -----------      -----------       -----------

      [a] Reconciliation of total real estate carrying value is as follows:


          Balance at beginning of year                        $ 1,452,738       $ 1,277,775      $   977,942       $   765,080

          Acquisitions and improvements                            40,057           174,963          305,390           218,529

          Merger                                                1,332,714              --               --                --

          Cost of property sold                                       (40)             --             (5,557)           (5,667)
                                                              -----------       -----------      -----------       -----------
          Balance at end of year                              $ 2,825,469       $ 1,452,738      $ 1,277.775       $   977,942
                                                              ===========       ===========      ===========       ===========


          Total cost for federal income tax purposes
          at the end of each year                             $ 2,478,694       $ 1,452,738      $ 1,277.775       $   977,942
                                                              ===========       ===========      ===========       ===========


      [b] Reconciliation of accumulated depreciation is as follows:


          Balance at beginning of year                        $   136,978       $   105,866      $    82,523       $    64,007

          Depreciation expense                                     21,043            31,112           24,620            19,724

          Deletions - property sold                                  --                --             (1,278)           (1,208)
                                                              -----------       -----------      -----------       -----------

          Balance at end of year                              $   158,021       $   136,978      $   105,866       $    82,523
                                                              ===========       ===========      ===========       ===========

                           NEW PLAN EXCEL REALTY TRUST AND SUBSIDIARIES
                                   MORTGAGE LOANS ON REAL ESTATE
                                      (Amounts in Thousands)
                                           SCHEDULE IV

                                        December 31, 1998


COLUMN A                                       COLUMN B      COLUMN C     COLUMN D
--------                                       --------      --------     --------
                                               Final         Face
                                               Interest      Maturity     Periodic
Description                                    Rate          Date         Payment Terms
-----------                                    ----          ----         -------------
Purchase money first mortgage,
collateralized by a shopping center in                                    Interest payable monthly,
Connellsville, PA                                                         balance at maturity
                                                10%          8/31/1999
                                                                          Interest payable monthly,
Purchase money first mortgage,                                            $45,000 principal per month
collateralized by a shopping center in                                    for 17 months, balance at
Whitesboro, NY                                                            maturity
                                                9.38%        7/31/1999
Leasehold mortgage, collateralized by a                                   Interest and principal payable
tenant lease                                                              monthly
                                                11.5%        4/30/2004
Leasehold mortgage, collateralized by a                                   Interest and principal payable
tenant lease                                                              monthly
                                                12%          5/1/2008
Purchase money first mortgage,                                            Interest payable monthly,
collateralized by a shopping center in                                    balance at maturity
Harrisonburg, VA                                 9%          7/22/2000
Purchase money first mortgage,                                            Interest payable quarterly and
collateralized by a shopping center in                                    principal payable at maturity
New Bern, NC
                                                7.2%         5/9/2001


Purchase money first mortgage                                             Interest payable monthly and
collateralized by shopping center in                                      principal payable at maturity
Hanover, PA
                                                8.75%        7/23/2001
Leasehold mortgage collateralized by a                                    Interest and principal payable
tenant lease                                                              monthly
                                                10%          5/31/2008





COLUMN A                                       COLUMN E       COLUMN F      COLUMN G
--------                                       --------       --------      --------
                                                              Face          Carrying
                                                              Amount of     Amount of
Description                                    Prior Liens    Mortgages     Mortgages
-----------                                    -----------    ---------     ---------
Purchase money first mortgage,
collateralized by a shopping center in
Connellsville, PA
                                                                $ 5,420       $ 5,180

Purchase money first mortgage,
collateralized by a shopping center in
Whitesboro, NY
                                                                  4,610         4,205
Leasehold mortgage, collateralized by a
tenant lease
                                                                    259           201
Leasehold mortgage, collateralized by a
tenant lease
                                                                  1,000           851
Purchase money first mortgage,
collateralized by a shopping center in
Harrisonburg, VA                                                    794           149
Purchase money first mortgage,
collateralized by a shopping center in
New Bern, NC
                                                                    750           750


Purchase money first mortgage
collateralized by shopping center in
Hanover, PA
                                                                    700           454
Leasehold mortgage collateralized by a
tenant lease
                                                                  1,642         1,609
                                                                -------       -------
                                                                $15,175       $13,399
                                                                =======       =======


Note: Column H is not applicable

                           NEW PLAN EXCEL REALTY TRUST AND SUBSIDIARIES
                                   MORTGAGE LOANS ON REAL ESTATE

                                      (Amounts in Thousands)
                                           SCHEDULE IV

                                           (continued)

                                            Year Ended


                                        December 31, 1998    July 31, 1998     July 31, 1997
                                        -----------------    -------------     -------------
      Balance, beginning of period          $ 13,878           $ 23,107           $ 23,597

      Additions during period:
        New loans                                307              1,322                700

      Reductions during period:
        Collection of principal                 (786)           (10,551)            (1,190)
                                            --------           --------           --------

      Balance, end of period                $ 13,399           $ 13,878           $ 23,107
                                            ========           ========           ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW PLAN EXCEL REALTY TRUST
                                       (Registrant)

                                       By:  /s/ ARNOLD LAUBICH
                                          ---------------------------------
                                          Arnold Laubich
                                          Chief Executive Officer

Dated:  March 26, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                        Date
          ---------                          -----                        ----


/s/ WILLIAM NEWMAN                   Chairman of the Board            March 26, 1999
----------------------------
William Newman

/s/ ARNOLD LAUBICH                   Chief Executive Officer          March 26, 1999
----------------------------          and Director
Arnold Laubich

/s/ GARY B. SABIN                    President and Director           March 26, 1999
----------------------------
Gary B. Sabin

/s/ JAMES M. STEUTERMAN              Executive Vice President,        March 26, 1999
----------------------------          Co-Chief Operating Officer
James M. Steuterman                   and Director


/s/ RICHARD B. MUIR                  Executive Vice President,        March 26, 1999
----------------------------          Co-Chief Operating Officer
Richard B. Muir                       and Director


/s/ JEFFREY D. EGERTSON              Chief Financial Officer, Chief   March 26, 1999
----------------------------          Accounting Officer and
Jeffrey D. Egertson                   Senior Vice President


/s/ DEAN BERNSTEIN                   Senior Vice President Finance    March 26, 1999
----------------------------          and Multifamily and Director
Dean Bernstein

/s/ RAYMOND A. BOTTORF               Director                         March 26, 1999
----------------------------
Raymond A. Bottorf


/s/ NORMAN GOLD                      Director                         March 26, 1999
----------------------------
Norman Gold


/s/ BOYD A. LINDQUIST                Director                         March 26, 1999
----------------------------
Boyd A. Lindquist

/s/ MELVIN NEWMAN                    Director                         March 26, 1999
----------------------------
Melvin Newman

/s/ ROBERT E. PARSONS, JR.           Director                         March 26, 1999
----------------------------
Robert E. Parsons, Jr.

/s/ BRUCE A. STALLER                 Director                         March 26, 1999
----------------------------
Bruce A. Staller

/s/ JOHN WETZLER                     Director                         March 26, 1999
----------------------------
John Wetzler

/s/ GREGORY WHITE                    Director                         March 26, 1999
----------------------------
Gregory White

/s/ JOHN H. WILMOT                   Director                         March 26, 1999
----------------------------
John H. Wilmot

                                 EXHIBIT INDEX

        Exhibit
        Number                      Description of Exhibits
        ------                      -----------------------
         *3.1     Articles of Amendment and Restatement of the Charter of the
                  Company filed as Exhibit 3.01 to Amendment No. 1 to the
                  Company's Registration Statement on Form S-3, File No.
                  33-59195, on May 25, 1995.

         *3.2 Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No.
                  333-65211, on October 1, 1998.

         *3.3     Amended and Restated Bylaws of the Company filed as Exhibit
                  4.6 to the Company's Registration Statement on Form S-3, File
                  No. 333-65211, on October 1, 1998.

         *4.1 Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible
                  Preferred Stock filed as Exhibit 4.01 to the Company's Current
                  Report on Form 8-K dated February 7, 1997.

         *4.2 Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock filed as Exhibit 4.02 to the Company's Current Report on Form
                  8-K dated January 14, 1998.

         4.3      Articles Supplementary relating to the Series C Junior
                  Participating Preferred Stock of the Company, which may in the future be issued under the Company's Rights Plan.

         *4.4 Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate
                  Preferred Stock filed as Exhibit 4.5 to the Company's
                  Registration Statement on Form S-3, File No. 333-65211, on
                  October 1, 1998.

         *10.1    Tennessee General Partnership Agreement, dated as of October
                  13, 1992, between Horne Properties, Inc. and the Company filed as Exhibit 10.2A to Amendment No. 1 to the Company's
                  Registration Statement on Form S-11, File No. 33-63160, on
                  July 12, 1993.

         *10.2    Tennessee General Partnership Agreement to create Horne &
                  Excel Properties (Chapman), dated as of December 30, 1992, between Horne Properties, Inc. and the Company, filed as
                  Exhibit 10.2B to Amendment No. 1 to the Company's Registration
                  Statement on Form S-11, File No. 33-63160, on July 12, 1993.


         *10.3 Amended and Restated 1993 Stock Option Plan of the Company filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223, on October 1, 1998.

         10.4     Amendment to the 1993 Stock Option Plan of the Company
                  (Amended and Restated May 28, 1998), dated September 28, 1998.

         10.5     Amendment to the 1993 Stock Option Plan of the Company
                  (Amended and Restated May 28, 1998), dated February 8, 1999.

         *10.6    Form of Incentive Stock Option Agreement under the Company's
                  1993 Stock Option Plan filed as Exhibit 10.11 to the Company's
                  Registration Statement on Form S-11, File No. 33-63160, on May
                  21, 1993.

         *10.7    Form of Non-Qualified Stock Option Agreement under the
                  Company's 1993 Stock Option Plan filed as Exhibit 10.12 to the
                  Company's Registration Statement on Form S-11, File No.
                  33-63160, on May 21, 1993.

         10.8     1994 Directors' Stock Option Plan of the Company (Amended and
                  Restated May 10, 1996).

         10.9     Amendment to the 1994 Directors' Stock Option Plan of the
                  Company (Amended and Restated May 10, 1996), dated September
                  28, 1998.

         *10.10   Form of Stock Option Agreement under the 1994 Directors' Stock
                  Plan of the Company filed as Exhibit 4.2 to the Company's
                  Registration Statement on Form S-8, File No. 333-02329 on
                  April 8, 1996.

         *10.11   New Plan Realty Trust 1997 Stock Option Plan filed as Exhibit
                  4.1 to the Company's Registration Statement on Form S-8, File
                  No. 333-65221, on October 1, 1998.

         *10.12 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221, on October 1, 1998.

         *10.13   Amended and Restated New Plan Realty Trust 1985 Incentive
                  Stock Option Plan filed as Exhibit 4.3 to the Company's
                  Registration Statement on Form S-8, File No. 333-65221, on
                  October 1, 1998.

         *10.14   New Plan Realty Trust March 1991 Stock Option Plan and
                  Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the
                  Company's Registration Statement on Form S-8, File No.
                  333-65221, on October 1, 1998.

         *10.15 Agreement of Limited Partnership of EH Properties, L.P., dated as of March 25, 1994, by and between the Company and Horne
                  Properties, Inc., together with any other Persons who become
                  Partners in the Partnership as provided therein, filed as
                  Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.16   Partnership Contribution Closing Agreement, dated as of March
                  28, 1994, by and between Horne Properties, Inc., the Company and EH Properties, L.P. filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1994.

         *10.17 Master Agreement, dated as of January 1, 1995, by and among the Company and the limited partnerships named therein filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.18 Closing Memorandum, dated as of January 20, 1995, by and among the Company and the limited partnerships named therein filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.19 Agreement, dated January 20, 1995, by and among the Company and the limited partnerships named therein filed as Exhibit
                  10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         *10.20 Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as
                  Exhibit 4.01 to the Company's Registration Statement on Form
                  S-3, File No. 33-59195, as amended, on May 9, 1995.

         *10.21 First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of
                  California, N.A. filed as Exhibit 4.02 to the Company's
                  Registration Statement on Form S-3, File No. 333-24615, as amended, on April 4, 1997.

         *10.22 Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of
                  California, N.A. filed as Exhibit 4.01 to the Company's
                  Current Report on Form 8-K dated July 3, 1997.

         *10.23   Amended and Restated Agreement of Limited Partnership of Excel
                  Realty Partners, L.P., dated as of June 25, 1997, filed as
                  Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         *10.24 Contribution Agreement by and between each of the partnerships named therein and Excel Realty Partners, L.P. filed as Exhibit
                  10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         *10.25   Contribution Agreement, dated as of June 20, 1997, among Excel
                  Realty Partners, L.P., Briggsmore Plaza Co., G&H Associates,
                  Montebello Plaza Co. and Paradise Plaza Co. filed as Exhibit
                  10.01 to the Company's Current Report on Form 8-K dated July
                  3, 1997.

         10.26 Credit Agreement, dated as of November 21, 1997, by and among New Plan Realty Trust, the Lenders party thereto and The Bank of New York, as agent.

         *10.27 Assignment and Assumption Agreement dated December 1, 1997 by and among New Plan Realty Trust, Bank Hapoalim B.M. and The
                  Bank of New York filed as Exhibit 10.2 to the Annual Report on
                  Form 10-K of New Plan Realty Trust for the fiscal year ended
                  July 31, 1998.

         *10.28 Waiver and Amendment to Credit Agreement, dated as of September 25, 1998 by and among New Plan Realty Trust, the
                  Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.3 to the Annual Report on Form 10-K of New Plan Realty Trust for the fiscal year ended July 31, 1998.

         *10.29   Assumption and Substitution Agreement, dated as of September
                  28, 1998 by and among the Company, New Plan Realty Trust, the
                  Lenders party thereto and The Bank of New York, as agent, filed as Exhibit 10.4 to the Annual Report on Form 10-K of New Plan Realty Trust for the fiscal year ended July 31, 1998.

          10.30 First Amended and Restated Revolving Credit Agreement, dated as of March 31, 1998, among the Company, BankBoston, N.A., the
                  Other Banks which are or may become parties to the Agreement and BankBoston, N.A., as agent.

         *10.31 Distribution Agreement, dated as of March 31, 1998, by and among the Company, ERT Development Corporation and Excel
                  Legacy Corporation filed as Exhibit 2.1 to the Company's
                  Current Report on Form 8-K dated April 2, 1998.

         *10.32 Administrative Services Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.33 Intercompany Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as
                  Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                  April 2, 1998.

         *10.34 Tax Sharing Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as
                  Exhibit 10.3 to the Company's Current Report on Form 8-K dated
                  April 2, 1998.

         *10.35 Transitional Services Agreement, dated as of March 31, 1998, by and between the Company and Excel Legacy Corporation, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 2, 1998.

         *10.36 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub, Inc.
                  and New Plan Realty Trust, filed as Exhibit 2.1 to the
                  Company's Registration Statement on Form S-4, File No.
                  333-61131, dated August 11, 1998.

         *10.37   Rights Agreement, dated as of May 15, 1998, between the
                  Company and BankBoston, N.A., filed as Exhibit 4 to the Company's Report on Form 8-A dated May 22, 1998.

         *10.38 Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as
                  Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                  February 3, 1999.

          10.39 Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman.

         *10.40 Employment Agreement, dated as of May 14, 1998, by and between the Company and Arnold Laubich, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.41 Employment Agreement, dated as of May 14, 1998, by and between the Company and Gary B. Sabin, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         10.42 First Amendment to Employment Agreement, dated as of September 25, 1998, by and between the Company and Gary B. Sabin.

         10.43 Employment Agreement, dated as of September 25, 1998, by and between the Company and James M. Steuterman.

         10.44 Employment Agreement, dated as of September 25, 1998, by and between the Company and Richard B. Muir.

         10.45 Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel.

         *10.46 Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.47 Support Agreement, dated as of May 14, 1998, by Arnold Laubich to the Company, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         *10.48 Support Agreement, dated as of May 14, 1998, by Gary B. Sabin to the Company, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

         10.49 Unconditional Guaranty of Payment and Performance, dated as of January 13, 1999, by the Company.

         21       Subsidiaries of the Registrant.

         23       Consent of PricewaterhouseCoopers LLP.

         27(1)    Financial Data Schedule.

----------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.