Form 10-K/A
period 1998-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 1999-04-07
CIK 798288

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

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

   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................................31

   Item 13. Certain Relationships and Related Transactions.......................................................31

PART IV..........................................................................................................32

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................32

                                     PART I

         References herein to this "Annual Report on Form 10-K" and this "Form 10-K" should be read as this "Annual Report on Form 10-K/A" and this "Form 10-K/A," respectively.

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

DESCRIPTION OF BUSINESS
         As of December 31, 1998, the Company owned interests in 301 retail properties (including four office properties and two vacant land parcels) containing over 37.4 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 54 apartment communities containing approximately 13,000 units in 14 states. The average occupancy rates as of December 31, 1998 for the retail properties (including four office properties and two vacant land parcels) and the apartment communities were 93.2% and 90.1%, respectively.

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

         The Company is Dependent Upon the Financial Health of its Tenants. The Company's financial position and ability to pay dividends may be affected by financial difficulties experienced by a major tenant, including a bankruptcy, insolvency or general downturn in business. The bankruptcy or insolvency of one or more major tenants or a number of smaller tenants may have an adverse impact on the Company's properties and on the income produced by such properties. As of December 31, 1998, the Company's largest retail tenants were Kmart and Wal-mart, whose scheduled annualized base rents represented 5.1% and 3.5%, respectively, of the Company's total annualized base rents.

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

Certain Directors and Executive Officers Have Conflicts of Interest Involving Legacy


         Certain of the Company's directors and officers continue to serve as directors and officers of Legacy, which Excel spun off in March 1998. As of December 31, 1998, these individuals held 10,227,046 shares of common stock of Legacy, which equaled approximately 31% of the currently outstanding shares, and held options to acquire another 3,162,000 shares. The Company and Legacy currently are parties to agreements providing for: (i) the orderly separation of the Company and Legacy; (ii) the sharing of certain facilities and the provision of management and administrative services by the Company to Legacy; and (iii) the allocation of certain tax and other liabilities. Conflicts may arise with respect to the operation and effect of these agreements and relationships, which could have an adverse effect on the Company if not properly resolved. In this regard, the certificate of incorporation of Legacy contains a specific purpose clause providing that Legacy's purpose includes complying with an intercompany agreement between the Company and Legacy as long as the agreement remains in effect. The agreement prohibits Legacy from investing in community and neighborhood shopping centers, power centers, malls or other conventional retail properties unless it has first offered to Excel (now the Company) the opportunity to pursue such investments.

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

ITEM 2. PROPERTIES

         As of December 31, 1998, the Company owned interests in 301 retail properties (including four office properties and two vacant land parcels) and 54 apartment communities. The following table sets forth certain information as of December 31, 1998 regarding the Company's properties on a state-by-state basis:

                              RETAIL PROPERTIES                                       APARTMENT COMMUNITIES
                    ------------------------------------------------------------------------------------------------------
                                                            PERCENT OF                                          PERCENT OF
                                                  GROSS      SCHEDULED                  TOTAL                   SCHEDULED
                     NUMBER OF     PERCENT      LEASABLE      RETAIL     NUMBER OF    NUMBER OF     PERCENT     APARTMENT
      STATE         PROPERTIES      LEASED        AREA        ABR(1)     PROPERTIES     UNITS       LEASED        ABR(1)
----------------    ----------     -------      --------    ----------   ----------   ---------     -------     ----------
Alabama                  7           98.3%        764,564      1.6%          9          2,283        91.3%        16.2%
Arizona                 12           91.6%      1,103,291      3.3%          -              -           -            -
Arkansas                 2          100.0%        105,459      0.2%          -              -           -            -
California              17           93.7%      2,500,811     10.0%          -              -           -            -
Colorado                 2          100.0%        352,156      1.6%          -              -           -            -
Delaware                 2           80.4%        243,610      0.5%          2            303        85.9%         2.2%
Florida                 18           93.8%      3,535,950      9.0%          2            539        96.6%         5.2%
Georgia                 33           92.9%      2,937,840      6.4%          2            420        92.1%         3.2%
Illinois                10           98.4%      1,219,273      4.0%          -              -           -            -
Indiana                 14           95.2%        942,221      1.8%          3            893        92.0%         6.3%
Iowa                     5           81.1%        604,673      1.3%          -              -           -            -
Kentucky                11           96.4%      1,718,391      3.9%          6          1,363        87.5%        10.4%
Louisiana                2           98.8%        261,518      0.6%          3          1,244        89.6%         9.5%
Maryland                 2           68.5%        325,062      0.7%          -              -           -            -
Michigan                12           96.1%      1,973,549      5.8%          -              -           -            -
Minnesota                3           98.3%         85,935      0.4%          -              -           -            -
Missouri                 5           85.4%        799,214      4.1%          1            309        95.0%         2.6%
Nebraska                 3          100.0%         70,513      0.2%          -              -           -            -
Nevada                   3           99.3%        585,361      2.0%          -              -           -            -
New Jersey               9           93.4%      1,117,555      4.1%          -              -           -            -
New York                26           91.9%      3,434,263      8.0%          2            308        92.9%         2.1%
North Carolina          17           97.5%      1,800,225      3.8%          2            463        94.6%         4.2%
Ohio                    22           90.3%      3,166,774      7.2%          7          1,601        91.8%        13.5%
Oklahoma                 1          100.0%         45,510      0.1%          -              -           -            -
Pennsylvania            20           95.2%      2,253,885      6.4%          1            130        91.0%         1.1%
South Carolina           5           93.1%        376,002      1.0%          3            640        83.8%         4.7%
Tennessee               16           96.9%      2,029,280      4.8%         11          2,480        87.6%        18.9%
Texas                    7           97.3%        590,385      1.6%          -              -           -            -
Utah                     1           88.8%        587,440      1.2%          -              -           -            -
Virginia                11           89.7%      1,598,962      3.6%          -              -           -            -
West Virginia            3           95.4%        352,538      0.8%          -              -           -            -
                    ------------------------------------------------------------------------------------------------------
                       301           93.2%     37,482,210    100.0%         54         12,976        90.1%       100.0%
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

         12       Ratio of Earnings to Fixed Charges.

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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   ----------


                                                                                    DECEMBER 31,      JULY 31,       JULY 31,
                                                                                       1998             1998           1997
                                                                                    -----------     -----------     -----------
                                            ASSETS
Real estate:
   Land                                                                             $   545,400     $   272,176     $   232,502
   Buildings and improvements                                                         2,280,069       1,180,562       1,045,273
   Accumulated depreciation                                                            (158,021)       (136,978)       (105,866)
                                                                                    -----------     -----------     -----------
               Net real estate                                                        2,667,448       1,315,760       1,171,909
Cash and cash equivalents                                                                13,951          26,284          42,781
Marketable securities                                                                     1,700           1,787           2,034
Receivables:
      Trade, less allowance for bad debts of $11,636, $7,926 and $5,581
      at December 31 and  July 31, 1998 and 1997, respectively                           23,422          14,025          12,035
   Other                                                                                 16,621           1,376           1,464
Mortgage and notes receivable                                                           150,123          13,878          23,107
Prepaid expenses and deferred charges                                                     6,181           7,823           5,000
Other assets                                                                             15,100           3,592           2,814
                                                                                    -----------     -----------     -----------

                                                                                    $ 2,894,546     $ 1,384,525     $ 1,261,144
                                                                                    ===========     ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable, including unamortized premium of $12,345,
      $0 and $0 at December 31 and July 31, 1998 and
      July 31, 1997, respectively                                                   $   388,185     $   114,099     $    65,573
   Notes payable, net of unamortized discount of $1,141, $1,211 and
        $1,366 at December 31 and July 31, 1998 and July 31, 1997,
      respectively                                                                      489,235         462,789         412,634
   Credit facilities                                                                    200,500            --              --
   Capital leases                                                                        27,351            --              --
   Other liabilities                                                                     45,909          37,520          33,359
   Tenant security deposits                                                               7,141           5,590           4,623
                                                                                    -----------     -----------     -----------

               Total liabilities                                                      1,158,321         619,998         516,189
                                                                                    -----------     -----------     -----------

Minority interest in partnership                                                         40,651              --              --
                                                                                    -----------     -----------     -----------

Commitments and contingencies                                                                --              --              --

Stockholders' equity:
   Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 2,124, 0,
       and 0 shares outstanding at December 31 and July 31, 1998, and July 31,
       1997, respectively; 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630, 0 and
       0 shares outstanding at December 31 and July 31, 1998 and 1997, respectively; 1,500 depository shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150
       shares outstanding at December 31 and July 31 1998 and July 31, 1997                  29          72,775          72,775
   Common stock, $.01 par value, 250,000 shares authorized;
       88,384, 0 , and 0 shares issued and outstanding as of
       December 31 and July 31, 1998 and July 31, 1997, respectively                        884              --              --
   Shares of beneficial interest, no par value; 0, 0 and 59,874 shares outstanding at December 31 and July 31, 1998 and
       July 31, 1997, respectively                                                           --         759,853         738,011
   Additional paid-in capital                                                         1,735,207              --              --
   Loans receivable for purchase of shares of beneficial interest                        (2,022)         (2,306)         (2,814)
   Accumulated other comprehensive income                                                   726             813           1,057
   Accumulated distributions in excess of net income                                    (39,250)        (66,608)        (64,074)
                                                                                    -----------     -----------     -----------

               Total stockholders' equity                                             1,695,574         764,527         744,955
                                                                                    -----------     -----------     -----------
                                                                                    $ 2,894,546     $ 1,384,525     $ 1,261,144
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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND
              THE TWELVE MONTHS ENDED JULY 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)
                                   ----------


                                                            DECEMBER 31        JULY 31,       JULY 31,        JULY 31,
                                                                1998            1998            1997            1996
                                                            -----------     -----------     -----------     -----------
Cash flows from operating activities:
  Net income                                                $    55,805     $    90,573     $    77,037     $    70,521
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                              21,366          31,622          25,006          20,004
      Provision for bad debts                                     2,825           4,171           3,283           1,984
        (Gain) loss on sale of properties, net                      (34)             67              10            (540)
        (Gain) loss on sale of securities, net                     --               (26)             (7)            141
      Minority interest in income of partnership                    457            --              --              --
      Equity in loss of affiliate                                 1,123            --              --              --
      Cash received in connection with the Merger                 4,892            --              --              --
    Changes in operating assets and liabilities, net:
      Change in trade and notes receivable                       (6,673)         (6,161)         (3,733)         (6,706)
      Change in other receivables                               (13,257)             88            (355)             13
      Change in other liabilities                               (18,076)          4,161           3,475           8,239
      Change in net sundry assets and liabilities                 3,152          (2,988)            605            (250)
                                                            -----------     -----------     -----------     -----------
        Net cash provided by operating activities                51,580         121,507         105,321          93,406
                                                            -----------     -----------     -----------     -----------

Cash flows from investing activities:
  Real estate acquisitions and building improvements            (34,959)       (123,036)       (282,607)       (186,008)
  Proceeds from real estate sales                                   329             (67)          3,862           3,474
  Advances for notes receivable, net                            (26,948)           --              --              --
  Repayments of mortgage notes receivable                           479           9,229             491             821
  Sales of marketable securities                                   --                29             484           4,274
  Purchases of marketable securities                               --                (1)             (2)           --
                                                            -----------     -----------     -----------     -----------

        Net cash used in investing activities                   (61,099)       (113,846)       (277,772)       (177,439)
                                                            -----------     -----------     -----------     -----------
Cash flows from financing activities:
  Proceeds from mortgages and notes payable                     135,500          50,000         235,144          29,500
  Principal payments of mortgages and notes payable            (113,427)         (3,401)        (32,362)        (10,898)
  Distributions paid                                            (28,934)        (93,107)        (83,825)        (78,962)
  Minority interest distributions paid                             (910)           --              --              --
  Issuance of preferred stock                                      --              --            72,775            --
  Issuance of common stock/beneficial interest                    4,673          21,842          18,931          96,518
  Repayment of loans receivable for the purchase of
    common stock                                                    284             508             269             286
                                                            -----------     -----------     -----------     -----------

        Net cash (used in) provided by financing
           activities                                            (2,814)        (24,158)        210,932          36,444
                                                            -----------     -----------     -----------     -----------

        Net increase (decrease) in cash and cash
           equivalents                                          (12,333)        (16,497)         38,481         (47,589)

Cash and cash equivalents at beginning of year                   26,284          42,781           4,300          51,889
                                                            -----------     -----------     -----------     -----------

Cash and cash equivalents at end of year                    $    13,951     $    26,284     $    42,781     $     4,300
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
                                                                     =======

      EDV's receivables include loans of approximately $29,678,000 made to a joint venture partnership under a loan commitment related to a retail development project in Florida. The joint venture obtained a construction loan which is expected to total approximately $100,000,000, of which $30,000,000 is guaranteed by the Company. EDV also has an investment in a joint venture related to retail development project in Texas. The Company has guaranteed $68,000,000 of the construction loan on the project, which has a loan balance of $32,806,000 at December 31, 1998.

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

                                   SIGNATURE

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

Dated:  April 6, 1999

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

         12       Ratio of Earnings to Fixed Charges.

         21       Subsidiaries of the Registrant.

         23       Consent of PricewaterhouseCoopers LLP.

         27(1)    Financial Data Schedule.

----------
*Incorporated herein by reference as above indicated.

(1) Filed as exhibit to electronic filing only.