Form 10-Q
period 1999-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 1999-05-17
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
            OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

      Commission file number 1-12244

                        NEW PLAN EXCEL REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

         MARYLAND                                                 33-0160389
(State or other Jurisdiction of                                 (IRS Employer
     Incorporation)                                          Identification No.)

              1120 Avenue of the Americas, New York, New York 10036
               (Address of Principal Executive Office) (Zip Code)

                                  212-869-3000
                          Registrant's Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|    No |_|

The number of shares of common stock outstanding at April 27, 1999 was 89,265,827.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
          For the Three Months Ended March 31, 1999 and April 30, 1998
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                    March 31, 1999   April 30, 1998
                                                    --------------   --------------
Revenues:
     Rental income and related revenues                  $ 104,323        $  62,424
     Interest, dividend and other income                     6,843            1,057
                                                         ---------        ---------
          Total revenues                                   111,166           63,481

Expenses:
     Operating costs                                        23,288           15,354
     Real Estate and other taxes                             9,506            5,874
     Interest                                               18,947            9,754
     Depreciation and amortization                          15,639            7,921
     Provision for doubtful accounts                         1,406              968
     General and administrative                              2,254              719
                                                         ---------        ---------
          Total expenses                                    71,040           40,590
                                                         ---------        ---------

     Income before real estate sales and minority
       interest                                             40,126           22,891

Gain on sale of real estate and securities                      --                8
Minority interest in income of partnership                    (457)              --
                                                         ---------        ---------

Net income                                                  39,669           22,899

Unrealized gain (loss) on securities reported                  (71)               5
                                                         ---------        ---------

Comprehensive income                                     $  39,598        $  22,904
                                                         =========        =========

Basic earnings per share                                 $    0.38        $    0.36
                                                         =========        =========

Diluted earnings per share                               $    0.38        $    0.36
                                                         =========        =========

The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
                                      -2-
--------------------------------------------------------------------------------

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                   March 31, 1999   December 31, 1998
                                                                   --------------   -----------------
                     ASSETS
Real estate:
     Land                                                             $   549,000         $   545,400
     Building and improvements                                          2,299,559           2,280,069
     Accumulated depreciation                                            (173,446)           (158,021)
                                                                      -----------         -----------
          Net real estate                                               2,675,113           2,667,448
Cash and cash equivalents                                                  34,838              13,951
Marketable securities                                                       1,628               1,700
Receivables:
     Trade, less allowance for bad debts of $12,770 and $11,636 at
     March 31, 1999 and December 31, 1998, respectively                    22,380              23,422
     Other                                                                 22,673              16,621
Mortgage and notes receivable                                             153,835             150,123
Prepaid expenses and deferred charges                                       9,574               6,181
Other assets                                                               15,680              15,100
                                                                      -----------         -----------
                                                                      $ 2,935,721         $ 2,894,546
                                                                      ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $11,813 and
     $12,345 at March 31, 1999 and  December 31, 1998, respectively   $   385,723         $   388,185
Notes payable, net of unamortized discount of $1,088 and
     $1,141 at March 31, 1999 and December 31, 1998, respectively         488,912             489,235
Credit facilities                                                         238,000             200,500
Capital leases                                                             27,351              27,351
Other liabilities                                                          50,273              45,909
Tenant security deposits                                                    7,291               7,141
                                                                      -----------         -----------
          Total liabilities                                             1,197,550           1,158,321
                                                                      -----------         -----------

Minority interest in partnership                                           40,217              40,651
                                                                      -----------         -----------

Commitments and contingencies                                                                      --

Stockholders' equity:
Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible
    Preferred, 1,775 and 2,124 shares outstanding at March
    31, 1999 and December 31, 1998, respectively; 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B
    Cumulative Redeemable Preferred, 630 shares outstanding at
    March 31, 1999 and December 31, 1998, respectively; 1,500
    depositary shares, each representing 1/10 of one share of
    Series D Cumulative Voting Step-Up Premium Rate Preferred,
    150 shares outstanding at  March 31, 1999 and December 31,
    1998                                                                       26                  29
Common stock, $.01 par value, 250,000 shares authorized; 88,947 and 88,384 shares issued and outstanding as of  March 31, 1999
    and December 31, 1998, respectively                                       889                 884
Additional paid-in capital                                              1,740,465           1,735,207
Loans receivable for purchase of shares of
    beneficial interest                                                    (2,022)             (2,022)
Accumulated other comprehensive income                                        655                 726
Accumulated distributions in excess of net income                         (42,059)            (39,250)
                                                                      -----------         -----------
          Total stockholders' equity                                    1,697,954           1,695,574
                                                                      -----------         -----------
                                                                      $ 2,935,721         $ 2,894,546
                                                                      ===========         ===========

The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
                                      -3-
--------------------------------------------------------------------------------

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and April 30, 1998
                                   (UNAUDITED)
                                 (In thousands)

                                                                              March 31, 1999     April 30, 1998
                                                                              --------------     --------------
Cash flows from operating activities:
   Net income                                                                       $ 39,669           $ 22,899
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                    15,639              7,918
     Provision for doubtful accounts                                                   1,406                832
     Gain on sale of real estate and securities                                           --                 (8)
     Minority interest in income of partnership                                          457                 --
   Changes in operating assets and liabilities, net:
     Change in trade and notes receivable                                             (1,020)               591
     Change in other receivables                                                      (6,052)               260
     Change in other liabilities                                                       4,364              1,488
     Change in sundry assets and liabilities                                          (4,268)             1,976
                                                                                    --------           --------

          Net cash provided by operating activities                                   50,195             35,956
                                                                                    --------           --------

Cash flows from investing activities:
   Real estate acquisitions and building improvements                                (24,374)           (42,739)
   Advances for mortgage notes receivable, net                                        (2,496)                --
   Advances to ERT Development Corporation                                            (1,280)                --
   Repayments of mortgage notes receivable                                                64             10,163
   Sales of marketable securities                                                         --                  2
   Purchases of marketable securities                                                     --                 (1)
                                                                                    --------           --------

          Net cash used in investing activities                                      (28,086)           (32,575)
                                                                                    --------           --------

Cash flows from financing activities:
   Principal payments of mortgages and notes payable                                  (1,930)              (631)
   Distributions paid                                                                (40,863)           (23,464)
   Proceeds from dividend reinvestment plan                                            4,804              4,545
   Proceeds from credit facility borrowing                                            37,500                 --
   Proceeds from exercise of stock options                                               158                649
   Minority interest distributions paid                                                 (891)                --
   Repayment of loans receivable for the purchase of common stock                         --                 75
                                                                                    --------           --------

          Net cash used in financing activities                                       (1,222)           (18,826)
                                                                                    --------           --------

          Net increase (decrease) in cash and cash equivalents                        20,887            (15,445)

Cash and cash equivalents at beginning of period                                      13,951             49,381
                                                                                    --------           --------

Cash and cash equivalents at end of period                                          $ 34,838           $ 33,936
                                                                                    ========           ========

The accompanying notes are an integral part of the financial statements.


--------------------------------------------------------------------------------
                                      -4-
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months ended March 31, 1999 and April 30, 1998 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K/A.

Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. New Plan Realty Trust (the "Trust") was organized in 1972 as a Massachusetts business trust. On September 28, 1998, Excel and the Trust consummated a merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"). As discussed more fully in the Company's Annual Report on Form 10 K/A, the Merger has been treated as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements. Therefore, financial statements and related disclosures herein for periods prior to September 28, 1998 are that of the Trust. Immediately following the Merger, each of the Company and the Trust adopted a fiscal year end of December 31. The Trust's fiscal year end prior to the Merger was July 31, and accordingly, comparative information reported in this Form 10-Q for 1998 represents information previously reported by the Trust for the 3 month period ended April 30, 1998.

Note B: Statement of Cash Flows - Supplemental Disclosure (in thousands)

In the three months ended April 30, 1998, the Company acquired properties by assuming mortgages payable of $19,404. No mortgages were assumed in the three months ended March 31, 1999. The amounts paid for interest for the three months ended March 31, 1999 and April 30, 1998 were $22,173 and $9,322, respectively. State and local income taxes paid for the three months ended March 31, 1999 and April 30, 1998 were $144 and $93, respectively.


--------------------------------------------------------------------------------
                                      -5-
--------------------------------------------------------------------------------

Note C:  Stockholders' Equity

Earnings Per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                          March 31, 1999   April 30, 1998
                                                          --------------   --------------
Basic EPS
   Numerator:
       Net income                                               $ 39,669         $ 22,899
       Preferred dividends                                        (5,802)          (1,463)
                                                                --------         --------
                                                                $ 33,867         $ 21,436
                                                                ========         ========
   Denominator:
       Weighted average of common shares outstanding              88,804           59,522
                                                                ========         ========

Earnings Per Share                                              $   0.38         $   0.36
                                                                ========         ========

Diluted EPS
   Numerator:
       Net income                                               $ 39,669         $ 22,899
       Preferred dividends                                        (5,802)          (1,463)
       Minority interest                                             457               --
                                                                --------         --------
       Net income available to common shares                    $ 34,324         $ 21,436
                                                                ========         ========

   Denominator:
       Weighted average of common shares outstanding              88,804           59,522
       Effect of diluted securities:
           Common stock options and warrants                         388              517
           Excel Realty Partners, L.P. third party units           2,202               --
                                                                --------         --------
                                                                  91,394           60,039
                                                                ========         ========

Earnings Per Share                                              $   0.38         $   0.36
                                                                ========         ========


--------------------------------------------------------------------------------
                                      -6-
--------------------------------------------------------------------------------

Note D: Segment Information

The Company's two reportable business segments are retail and residential properties. At March 31, 1999, the retail segment consists of 299 shopping centers (included in this amount are nine office and other properties) and the residential segment consists of 55 garden apartment communities. Selected financial information for each segment is as follows (in thousands):

                                               Retail     Residential      Other          Total
                                               ------     -----------      -----          -----
For Three Months Ended
March 31, 1999
Revenue                                     $    84,953   $    19,370   $     6,843    $   111,166
Operating expenses and
  minority interest                              24,093        10,564         2,254         36,911

Interest expense                                                             18,947         18,947
Depreciation and amortization                    13,465         2,174            --         15,639
                                            -----------   -----------   -----------    -----------
Net income                                  $    47,395   $     6,632   $   (14,358)   $    39,669
                                            ===========   ===========   ===========    ===========

Real Estate Assets, net                     $ 2,321,468   $   353,645                  $ 2,675,113
                                            ===========   ===========                  ===========

For Three Months Ended
April 30, 1998
Revenue                                     $    44,699   $    17,725   $     1,057    $    63,481
Operating expenses and minority interest         12,598         9,598           719         22,915

Interest expense                                                              9,754          9,754
Depreciation and amortization                     6,020         1,901                        7,921
Gain on sale of securities/properties                                             8              8
                                            -----------   -----------   -----------    -----------
Net income                                  $    26,081   $     6,226   $    (9,408)   $    22,899
                                            ===========   ===========   ===========    ===========

Real Estate Assets, net                     $   950,869   $   329,323                  $ 1,280,192
                                            ===========   ===========                  ===========

Note E: Subsequent Event

In April 1999, seven executives, all formerly of Excel Realty Trust, Inc., agreed to resign. Under the terms of their severance arrangements, the departing executives will receive a total of approximately $1.7 million in severance payments. In addition, for a total of approximately $33.5 million, the Company agreed to repurchase these executives' approximately 1.3 million shares, which were held by such executives for more than six months, and certain of their "in the money" vested options on approximately 900,000 shares. These events represent the core of a corporate reorganization, in connection with which the Company expects to recognize approximately $8.0 million in expenses during the 2nd and/or 3rd quarter of 1999.


--------------------------------------------------------------------------------
                                      -7-
--------------------------------------------------------------------------------

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

In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time. This may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, incurring additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties. In these instances, the Company generally receives property management and leasing fees in addition to a disproportionate share of the profits after a preferred return is received by the institutional partner. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt, (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties, and (v) maintaining a conservative distribution payout ratio.

On March 31, 1999, the Company had approximately $36.4 million in available cash, cash equivalents and marketable securities.

Debt as of March 31, 1999 consisted of $385.7 million of mortgages payable and $726.9 million of notes payable. Included in the outstanding notes payable is $238.0 million outstanding on the Company's two unsecured credit facilities. One facility is for $250.0 million through December 1999, with an interest rate of LIBOR plus 1.2% of which $188.0 million was outstanding at March 31, 1999. The covenants of the credit facility include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum interest coverage ratio of 2 to 1. The Company also has an unsecured revolving credit facility of $50 million through November 1999, all of which was outstanding at March 31, 1999.

In November 1998, the Company filed a $1 billion shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depository shares, common stock, warrants or rights. Currently, no securities have been issued under this shelf registration statement. On February 3, 1999, the Company established under this shelf registration statement a program for the sale of up to $500 million aggregate principal amount of medium-term notes due nine months or more from date of issue.

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

The Company has three classes of preferred stock outstanding as of March 31, 1999: (i) 1,775,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and
(iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.


--------------------------------------------------------------------------------
                                      -8-
--------------------------------------------------------------------------------

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

In the normal course of business, the Company also faces risks that are either non-financial or non-qualitative. Such risks are not included in the aforementioned notes, but are described in "Item 1 - Business - Risk Factors" in the Company's Annual Report on Form 10 K/A for the year ended December 31, 1998.

Results of operations for the three months ended March 31, 1999 and  April
30, 1998

The results of operations reflected in the Consolidated Statements of Income and Comprehensive Income include post-merger results for the three months ended March 31, 1999 and pre-merger results of New Plan Realty Trust for the three months ended April 30, 1998. The following includes pro forma financial information presented as if the Merger had been consummated on February 1, 1998 in order to make the comparison of these periods more informative. Except as stated otherwise, the discussions below relate to comparison of pro forma results for the three month period ended April 30, 1998 to actual results for the three month period ended March 31, 1999. The pro forma information is not necessarily indicative of what results would have been had the Merger actually occurred on February 1, 1998.

                                                          Three Months Ended
                                        March 31, 1999      April 30, 1998      April 30, 1998
                                              (Actual)         (Pro Forma)            (Actual)
                                              --------         -----------            --------
                                                   (In thousands, except per share amounts)
Revenues:
     Retail                                  $  84,953           $  75,399           $  44,699
     Residential                                19,370              17,725              17,725
     Interest, dividend and other                6,843               5,424               1,057
                                             ---------           ---------           ---------
          Total revenues                        98,548              98,548              63,481

Expenses:
     Operating costs                            23,288              19,373              15,354
     Real estate and other taxes                 9,506               8,887               5,874
     Interest                                   18,947              16,385               9,754
     Depreciation and amortization              15,639              13,591               7,921
     Provision for doubtful accounts             1,406               1,438                 968
     General and administrative                  2,254               1,241                 719
                                             ---------           ---------           ---------
          Total expenses                        71,040              60,915              40,590
Gain on sale of real
 estate/securities                                  --                 (15)                  8
Minority interest                                 (457)               (405)                 --
                                             ---------           ---------           ---------
Net income                                   $  39,669           $  37,213           $  22,899
                                             =========           =========           =========
Net income per share:
     Basic                                   $    0.38           $    0.37           $    0.36
                                             =========           =========           =========
     Diluted                                 $    0.38           $    0.36           $    0.36
                                             =========           =========           =========

The Company acquired 23 properties between May 1, 1998 and December 31, 1998, including 20 retail and 3 residential properties. These acquisitions produced revenue increases of $6.1 million and $1.3 million between the quarter ended on April 30, 1998 and the quarter ended on March 31, 1999 for the retail and residential portfolios, respectively. The remaining $3.4 million and $.4 million increases represent 4.6% and 2.1% improvements in rentals on the remainder of the retail and residential portfolios, respectively. The increase in interest, dividend and other income was principally due to a $1.1 million improvement in the Company's equity participation in ERT Development Corporation ("EDV"). Of this increase, $1.8 million is associated with lease termination fees received on a property held by EDV. This was offset by EDV's participation in the 1st quarter of 1999 in joint venture losses caused by the excess of


--------------------------------------------------------------------------------
                                      -9-
--------------------------------------------------------------------------------
interest carry costs over net operating income on a property that is just emerging from the development stage.

Property acquisitions caused $4.4 million of the $9.7 million increase in total expenses, including a $1.4 million increase in operating costs, $1.2 million in additional depreciation, $477,000 in additional real estate and taxes, and $1.3 million in interest expense. The remaining $2.5 million increase in operating costs is largely attributable a significant increase in snow removal, utilities and contract services in the current year. The remaining $1.3 million increase in interest expense was primarily driven by increased credit line borrowing in connection with property acquisitions. General and administrative cost increases of $1.0 million primarily relate to staffing increases, and to increases in compensation.

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

                                                                  Three Months Ended
                                                           March 31, 1999    April 30, 1998
                                                           --------------    --------------
                                                        (in thousands, except per share amounts)
Net income                                                       $ 39,669          $ 22,899
Preferred Dividends                                                (5,802)           (1,463)
Minority interest                                                     457                --
                                                                 --------          --------
Net income applicable to common shareholders - diluted             34,324            21,436

Gain on sale of real estate and securities                             --                (8)
Depreciation and amortization                                      15,639             7,921
                                                                 --------          --------
Funds from operations                                            $ 49,963          $ 29,349
                                                                 ========          ========

Weighted average of common shares outstanding - diluted            91,394            60,039
                                                                 ========          ========

FFO per share                                                    $   0.55          $   0.49
                                                                 ========          ========


--------------------------------------------------------------------------------
                                      -10-
--------------------------------------------------------------------------------

II. Year 2000 Compliance

Year 2000 Compliance Readiness

      The Company's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Year 2000 compliance issues with respect to the Company's internal business and technical information systems were substantially remediated as of March 31, 1999. See "--Year 2000 Compliance Detail" below. In addition, the Company has completed the identification and review of major computer hardware and software suppliers and has verified the Year 2000 preparedness of these suppliers.

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

Assessment Phase

      As part of the internal assessment phase, the Company has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Company is evaluating internally developed and/or purchased software applications and property operational control systems (e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access). In addition, in October 1998, the Company began sending letters to or making inquiries of certain of its major suppliers and service providers, requesting them to provide the Company with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Company. The Company expects that it will complete its distribution of these inquiries by May 31, 1999. The Company is requesting that all responses to the inquiries be returned to it no later than June 30, 1999.

Remediation and Testing Phase

      Based upon the assessment and remediation efforts to date, the Company has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Company's personal computers are Year 2000 compliant in all material respects. Any personal computers that are not currently Year 2000 compliant will be replaced with Year 2000 compliant personal computers.

      The versions of the purchased software that the Company uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant. The Company's data collection networks are Year 2000 compliant. The Company will be replacing the New York office phone system (including the voicemail system) with a Year 2000 compliant system, which replacement is scheduled to occur by June 30, 1999. Phone systems at other than the New York office and the Company's apartment communities are Year 2000 compliant. Phone systems at the apartment communities are 87% Year 2000 compliant. The balance of the phone systems at the apartment communities are scheduled to be reviewed and be Year 2000 compliant by June 1999. The cost estimates derived from this assessment are treated as worst case. Most of the Company's shopping centers are


--------------------------------------------------------------------------------
                                      -11-
--------------------------------------------------------------------------------

"open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Company (some are supplied by tenants). The systems not supplied by the Company, the number of which is small, are being reviewed and are projected to not have a material impact. All of the 55 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant.

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


--------------------------------------------------------------------------------
                                      -12-
--------------------------------------------------------------------------------

          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


     As of March 31, 1999, the Company had approximately $170.2 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $238.0 million outstanding as of March 31, 1999 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.1 billion of outstanding total debt of the Company, the approximately $2.9 billion of total assets of the Company and the approximately $1.7 billion market capitalization of the Company's common stock as of that date.


     The Company was not a party to any hedging agreements with respect to its floating rate debt as of March 31, 1999. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert folating rate liabilities into fixed rate liabilities, such agreements would expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.


     As of March 31, 1999, the Company had notes receivable in the total amount of Canadian $16 million (approximately U.S. $10.6 million as of March 31,
1999). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of March 31, 1999.



-------------------------------------------------------------------------------
                                     -13-
-------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits:

                  Exhibit 12.1 -  Ratio of Earnings to Fixed Charges

                  Exhibit 27 -    Financial Data Schedule (This exhibit is filed
                                  for EDGAR filing purposes only.)

      (b) During the period covered by this report the Company filed the following reports on Form 8-K:

            Form 8-K filed on February 3, 1999 relating to the filing of certain exhibits to the Company's Registration Statement on Form S-3 (No. 333-67511) in connection with the establishment of a medium-term notes program.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

                                          NEW PLAN EXCEL REALTY TRUST, INC.


                                          By: /s/ Jeffrey D. Egertson
                                              -----------------------
                                              Jeffrey D. Egertson
                                              Senior Vice President
                                              Chief Financial Officer


--------------------------------------------------------------------------------
                                      -14-
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Number             Description                                        Page
------             -----------                                        ----

12.1               Ratio of Earnings to Fixed Charges                 16

27                 Financial Data Schedule (Included only
                   in EDGAR filing)


--------------------------------------------------------------------------------
                                      -15-
--------------------------------------------------------------------------------