Form 10-Q
period 1999-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 1999-08-11
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR


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

Yes [X]    No  [ ]

The number of shares of common stock outstanding at July 27, 1999 was 88,768,737.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JULY 31, 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30, 1999     JULY 31, 1998     JUNE 30, 1999     JULY 31, 1998
                                                 -------------     -------------     -------------     -------------
Revenues:
     Rental income and related revenues             $ 103,394         $ 64,493         $ 207,717         $ 126,917
     Interest, dividend and other income                6,027              933            12,870             1,990
                                                    ---------         --------         ---------         ---------
          Total revenues                              109,421           65,426           220,587           128,907

Expenses:
     Operating costs                                   20,747           15,486            44,035            30,840
     Real estate and other taxes                        9,546            6,068            19,052            11,942
     Interest                                          19,410            9,848            38,357            19,602
     Depreciation and amortization                     15,759            8,568            31,398            16,489
     Provision for doubtful accounts                    1,897            1,185             3,303             2,153
     Non-recurring charge                               8,429               --             8,429                --
     General and administrative                         1,497              677             3,751             1,396
                                                    ---------         --------         ---------         ---------
          Total expenses                               77,285           41,832           148,325            82,422
                                                    ---------         --------         ---------         ---------

     Income before real estate sales and
        minority interest                              32,136           23,594            72,262            46,485

Gain on sale of real estate and securities                 --               18                --                26
Minority interest in income of partnership               (348)              --              (805)               --
                                                    ---------         --------         ---------         ---------
Net income                                             31,788           23,612            71,457            46,511

Unrealized gain (loss) on securities for the
   period                                                  72             (218)                1              (213)
                                                    ---------         --------         ---------         ---------

Comprehensive income                                $  31,860         $ 23,394         $  71,458         $  46,298
                                                    =========         ========         =========         =========

Net income available to common stock                $  26,129         $ 22,150         $  59,996         $  43,586
                                                    =========         ========         =========         =========

Basic earnings per common share                     $    0.29         $   0.37         $    0.68         $    0.73
                                                    =========         ========         =========         =========

Diluted earnings per common share                   $    0.29         $   0.37         $    0.67         $    0.73
                                                    =========         ========         =========         =========


    The accompanying notes are an integral part of the financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             UNAUDITED
                                                                            JUNE 30, 1999     DECEMBER 31, 1998
                                                                            -------------     -----------------
                                 ASSETS
Real estate:
     Land                                                                    $   551,806         $   545,400
     Building and improvements                                                 2,315,999           2,280,069
     Accumulated depreciation                                                   (188,991)           (158,021)
                                                                             -----------         -----------
               Net real estate                                                 2,678,814           2,667,448
Cash and cash equivalents                                                                             13,951

Marketable securities                                                              1,735               1,700
Receivables:
     Trade, less allowance for doubtful accounts of $14,560 and
       $11,636 at June 30, 1999 and December 31, 1998, respectively               24,216              23,422
     Other                                                                        22,899              16,621
Mortgages and notes receivable                                                   157,947             150,123
Prepaid expenses and deferred charges                                              8,937               6,181
Other assets                                                                      15,583              15,100
                                                                             -----------         -----------
                                                                             $ 2,935,038         $ 2,894,546
                                                                             ===========         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgages payable, including unamortized premium of $10,836 and
       $12,345 at June 30, 1999 and  December 31, 1998, respectively         $   363,379         $   388,185
Notes payable, net of unamortized discount of $1,036 and
  $1,141 at June 30, 1999 and December 31, 1998, respectively                    488,964             489,235
Credit facilities                                                                294,336             200,500
Capital leases                                                                    27,351              27,351
Other liabilities                                                                 84,171              45,909
Tenant security deposits                                                           7,308               7,141
                                                                             -----------         -----------
               Total liabilities                                               1,265,509           1,158,321
                                                                             -----------         -----------

Minority interest in partnership                                                  40,347              40,651
                                                                             -----------         -----------

Commitments and contingencies                                                         --                  --

Stockholders' equity:
     Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible
       Preferred, 1,507 and 2,033 shares outstanding at June 30,
       1999 and December 31, 1998, respectively; 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B
       Cumulative Redeemable Preferred, 630 shares outstanding at
       June 30, 1999 and December 31, 1998, respectively; 1,500
       depositary shares, each representing 1/10 of one share of
       Series D Cumulative Voting Step-Up Premium Rate Preferred,
       150 shares outstanding at  June 30, 1999 and December 31,
       1998                                                                           24                  29
     Common stock, $.01 par value, 250,000 shares authorized;
       88,404 and 88,384 shares issued and outstanding as of
       June 30, 1999 and December 31, 1998, respectively                             884                 884
Additional paid-in capital                                                     1,721,964           1,735,207
Loans receivable for purchase of shares of beneficial interest                    (2,022)             (2,022)
Accumulated other comprehensive income                                               727                 726
Accumulated distribution in excess of net income                                 (92,395)            (39,250)
                                                                             -----------         -----------
          Total stockholders' equity                                           1,629,182           1,695,574
                                                                             -----------         -----------
                                                                             $ 2,935,038         $ 2,894,546
                                                                             ===========         ===========


The accompanying notes are an integral part of the financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JULY 31, 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               JUNE 30, 1999    JULY 31, 1998
                                                                               -------------    -------------
Cash flows from operating activities:
   Net income                                                                     $ 71,457         $ 46,511
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                               31,398           16,489
        Amortization of premium/discount on mortgages and notes payable             (1,404)              39
        Provision for doubtful accounts                                              3,303            2,153
        Gain on sale of securities, net                                                 --              (26)
        Minority interest in income of partnership                                     805               --
        Income from investment in ERT Development Corporation                         (897)              --
  Changes in operating assets and liabilities, net:
        Change in trade and notes receivable                                        (4,097)            (964)
        Change in other receivables                                                 (6,365)             214
        Change in other liabilities                                                 (3,201)           4,379
        Change in sundry assets and liabilities                                     (2,603)           1,763
                                                                                  --------         --------

                   Net cash provided by operating activities                        88,396           70,558
                                                                                  --------         --------

Cash flows from investing activities:
   Real estate acquisitions and building improvements                              (36,209)         (64,662)
   Advances for mortgage notes receivable, net                                      (4,953)              --
   Advances to ERT Development Corporation                                          (3,509)              --
   Repayments of mortgage notes receivable                                             638            9,004
   Sales of marketable securities                                                       53               31
   Purchases of marketable securities                                                   --               (1)
                                                                                  --------         --------

                   Net cash used in investing activities                           (43,980)         (55,628)
                                                                                  --------         --------

Cash flows from financing activities:
   Principal payments of mortgages and notes payable                               (29,030)          (1,289)
   Dividends paid                                                                  (83,139)         (47,151)
   Proceeds from dividend reinvestment plan                                         10,932            9,342
   Proceeds from credit facility borrowing                                          93,836               --
   Proceeds from exercise of stock options                                             639              958
   Distributions paid to minority partners                                          (1,879)              --
   Payments for the repurchase of common stock                                     (24,819)              --
   Repayment of loans receivable for the purchase of common stock                       --              113
                                                                                  --------         --------

                   Net cash used in financing activities                           (33,460)         (38,027)
                                                                                  --------         --------

                   Net increase (decrease) in cash and cash equivalents             10,956          (23,097)

Cash and cash equivalents at beginning of year                                      13,951           49,381
                                                                                  --------         --------

Cash and cash equivalents at end of year                                          $ 24,907         $ 26,284
                                                                                  ========         ========


The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A: FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months and six months ended June 30, 1999 and July 31, 1998 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1998.

Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. New Plan Realty Trust (the "Trust") was organized in 1972 as a Massachusetts business trust. On September 28, 1998, Excel and the Trust consummated a merger (the "Merger") pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"). As discussed more fully in the Company's Annual Report on Form 10-K/A, the Merger was treated as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting. Therefore, financial statements and related disclosures herein for periods prior to September 28, 1998 are that of the Trust. Immediately following the Merger, each of the Company and the Trust adopted a fiscal year end of December 31. The Trust's fiscal year end prior to the Merger was July 31, and accordingly, comparative information reported in this Form 10-Q for 1998 represents information previously reported by the Trust for the three-month and six-month periods ended July 31, 1998. Immediately following the Merger, each of the Company and the Trust adopted a fiscal year end of December 31, 1998.


NOTE B: RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value as issued. SFAS No. 133 is effective January 1, 2000; however, SFAS 137, "Deferral of the Effective Date of SFAS 133", extends the effective date for the Company to January 2001. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial statements.


NOTE C: INTERNAL SOFTWARE COSTS

Any costs associated with modifying computer software for Year 2000 compliance are expensed as incurred.

NOTE D: STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

In the six months ended June 30, 1999 and July 31, 1998, the Company acquired properties by assuming mortgages payable of $5.4 million and $45.7 million, respectively. In addition, in connection with the purchase of a certain property, the seller was issued partnership units in Excel Realty Partners, L.P. valued at $770,000. The amounts paid for interest for the six months ended June 30, 1999 and July 31, 1998 were $37.9 million and $18.0 million, respectively. State and local income taxes paid for the six months ended June 30, 1999 and July 31, 1998 were $215,000 and $49,000, respectively.

NOTE E: STOCKHOLDERS' EQUITY

Earnings Per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
Basic EPS                                          JUNE 30, 1999      JULY 31, 1998      JUNE 30, 1999      JULY 31, 1998
                                                   -------------      -------------      -------------      -------------
   Numerator:
       Net income                                     $ 31,788           $ 23,612           $ 71,457           $ 46,511
       Preferred dividends                              (5,659)            (1,462)           (11,461)            (2,925)
                                                      --------           --------           --------           --------
       Net income available to common
           stock                                      $ 26,129           $ 22,150           $ 59,996           $ 43,586
                                                      ========           ========           ========           ========

   Denominator:
       Weighted average number of shares
          of common stock outstanding                   88,815             59,711             88,810             59,616
                                                      ========           ========           ========           ========

Earnings Per Share                                    $   0.29           $   0.37           $   0.68           $   0.73
                                                      ========           ========           ========           ========

Diluted EPS
   Numerator:
       Net income                                     $ 31,788           $ 23,612           $ 71,457           $ 46,511
       Preferred dividends                              (5,659)            (1,462)           (11,461)            (2,925)
       Minority interest                                   348                 --                805                 --
                                                      --------           --------           --------           --------
       Net income available to common
          stock                                       $ 26,477           $ 22,150           $ 60,801           $ 43,586
                                                      ========           ========           ========           ========

   Denominator:
       Weighted average number of shares
          of common stock outstanding                   88,815             59,711             88,810             59,616

           Common stock options and warrants                78                376                119                446
           Excel Realty Partners, L.P. third
               party units                               2,220                 --              2,211                _--
                                                      --------           --------           --------           --------
                                                        91,113             60,087             91,140             60,062
                                                      ========           ========           ========           ========

Earnings Per Share                                    $   0.29           $   0.37           $   0.67           $   0.73
                                                      ========           ========           ========           ========


At June 30, 1999, there were 1,506,760 shares of 8 1/2% Series A Cumulative Convertible Preferred stock outstanding which are not included in the calculation of earnings per share because they are anti-dilutive.

NOTE F: SEGMENT INFORMATION

The Company's two reportable business segments are retail and residential properties. At June 30, 1999, the retail segment consists of 304 shopping centers (included in this amount are 11 commercial and miscellaneous properties) and the residential segment consists of 55 garden apartment communities. Selected financial information for each segment is as follows (in thousands):

                                                      RETAIL             RESIDENTIAL             OTHER                 TOTAL
                                                      ------             -----------             -----                 -----
FOR THREE MONTHS ENDED
JUNE 30, 1999
Revenue                                             $   83,986            $ 19,408            $     6,027             $109,421
Operating expenses and minority interest                21,957              10,233                 10,274               42,464

Interest expense                                                                                   19,410               19,410
Depreciation and amortization                           13,538               2,221                                      15,759
                                                    ----------            --------            -----------          -----------
Net income                                          $   48,491            $  6,954            ($   23,657)         $    31,788
                                                    ==========            ========            ===========          ===========

Real Estate Assets, net                             $2,324,347            $354,467                                 $ 2,678,814
                                                    ==========            ========                                 ===========

FOR THREE MONTHS ENDED
JULY 31, 1998
Revenue                                             $   46,004            $ 18,489            $       933             $ 65,426
Operating expenses and minority interest                12,841               9,898                    677               23,416

Interest expense                                                                                    9,848                9,848
Depreciation and amortization                            6,524               2,044                                       8,568
Gain on sale of securities/properties                                                                  18                   18
                                                    ----------            --------            -----------          -----------
Net income                                          $   26,639            $  6,547            ($    9,574)            $ 23,612
                                                    ==========            ========            ===========          ===========

Real Estate Assets, net                             $  977,618            $338,142                                 $ 1,315,760
                                                    ==========            ========                                 ===========

FOR SIX MONTHS ENDED
JUNE 30, 1999
Revenue                                             $  168,939            $ 38,778            $    12,870             $220,587
Operating expenses and minority interest                45,593              20,797                 12,985               79,375

Interest expense                                                                                   38,357               38,357
Depreciation and amortization                           27,003               4,395                                      31,398
                                                    ----------            --------            -----------          -----------
Net income                                          $   96,343            $ 13,586            ($   38,472)            $ 71,457
                                                    ==========            ========            ===========          ===========

Real Estate Assets, net                             $2,324,347            $354,467                                 $ 2,678,814
                                                    ==========            ========                                 ===========

FOR SIX MONTHS ENDED
JULY 31, 1998
Revenue                                             $   90,703            $ 36,214            $     1,990             $128,907
Operating expenses and minority interest                25,439              19,496                  1,396               46,331

Interest expense                                                                                   19,602               19,602
Depreciation and amortization                           12,544               3,945                                      16,489
Gain on sale of securities/properties                                                                  26                   26
                                                    ----------            --------            -----------          -----------
Net income                                          $   52,720            $ 12,773            ($   18,982)            $ 46,511
                                                    ==========            ========            ===========          ===========

Real Estate Assets, net                             $  977,618            $338,142                                 $ 1,315,760
                                                    ==========            ========                                 ===========

NOTE G:      ERT DEVELOPMENT CORPORATION

The Company has made certain loan guarantees related to development projects in which ERT Development Corporation ("ERT") has a joint venture interest. The Company owns 100% of the preferred stock of ERT and the Company receives 95% of the dividends, if any. An ERT joint venture project in Florida has a construction loan expected to total $100 million. The Company has guaranteed $30 million of this loan. The Company has also guaranteed up to $68 million of a construction loan on an ERT development project in Texas.

                           ERT DEVELOPMENT CORPORATION
                          SUMMARY FINANCIAL INFORMATION
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

            Total revenues                                             $ 11,129
            Interest expense to New Plan Realty Trust, Inc.              (7,170)
            Other expenses                                               (3,062)
                                                                       --------
            Net income                                                 $    897
                                                                       ========


NOTE H: ENVIRONMENTAL MATTERS

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

Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be in the range of approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheets at June 30, 1999 is $3.2 million related to the clean-up of these asbestos minerals.


NOTE I: NON-RECURRING CHARGE

In April 1999, seven executives, all formerly of Excel Realty Trust, Inc., resigned. These resignations occurred under the terms of Resignation and Release Agreements between the executives and New Plan Excel Realty Trust, Inc. They provided for payment by the Company of severance benefits, the cancellation of certain "in the money" vested options in exchange for the payment of the value of the option and the repurchase of Company stock owned by these executives. As of June 30, 1999, $8.4 million has been recorded as a non-recurring charge, of which $140,000 has yet to be paid. This charge comprises $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.7 million of other costs.

NOTE J: SUBSEQUENT EVENTS

In July 1999, the Company issued $175 million aggregate principal amount of notes under its Medium-Term Notes program in two series. The Company issued $150 million of one series with a 10-year maturity and a coupon of 7.4%. The Company issued $25 million of another series with a 30-year maturity and a coupon of 7.5%. The net proceeds of these issuances were used to reduce the outstanding balance on one of the Company's unsecured credit facilities.

On August 5, 1999, the Company consummated an internal merger transaction pursuant to which substantially all of the assets and liabilities of the Trust were merged up into the Company and became direct assets and liabilities of the Company. In connection with this transaction, all of the Trust's outstanding publicly issued debt (i.e., debt issued under the Trust's Indenture dated as of March 29, 1995) was assumed by the Company. In addition, as a result of the merger transaction, the existing guarantees by the Trust of certain of the Company's outstanding publicly issued debt (i.e., debt issued under the Company's Indenture dated as of February 3, 1999) were terminated in accordance with the terms of the Indenture.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1999 included in this quarterly report and the Company's Annual report on Form 10-K/A for the year ended December 31, 1998. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward-looking statements.

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

On June 30, 1999, the Company had approximately $26.6 million in available cash, cash equivalents and marketable securities.

Debt as of June 30, 1999 consisted of $363.4 million of mortgages payable and $783.3 million of notes payable. Included in the outstanding notes payable is $294.3 million outstanding on the Company's two unsecured credit facilities. One facility is for $250.0 million through December 1999, with an interest rate of LIBOR plus 1.2%, of which $244.3 million was outstanding at June 30, 1999. The covenants of the credit facility include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum interest coverage ratio of 2 to 1. The Company also has an unsecured revolving credit facility of $50 million through November 1999, all of which was outstanding at June 30, 1999. This credit facility contains covenants that are similar to the covenants contained in the Company's $250 million credit facility.

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

In July 1999, the Company issued $175 million aggregate principal amount of notes under its Medium-Term Notes program in two series. The Company issued $150 million with a 10-year maturity and a coupon of 7.4%. The Company issued $25 million of another series with a 30-year maturity and a coupon of 7.5%. The net proceeds of these issuances were used to reduce the outstanding balance on one of the Company's unsecured credit facilities.

On August 5, 1999, the Company consummated a merger transaction pursuant to which substantially all of the assets and liabilities of the Trust were merged up into the Company and became direct assets and liabilities of the Company. In connection with this transaction, all of the Trust's outstanding publicly issued debt (i.e., debt issued under the Trust's Indenture dated as of March 29, 1995) was assumed by the Company. In addition, as a result of the merger transaction, the existing guarantees by the Trust of certain of the Company's outstanding publicly issued debt (i.e., debt issued under the Company's Indenture dated as of February 3, 1999) were terminated in accordance with the terms of the Indenture.

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

The Company had three classes of preferred stock outstanding as of June 30, 1999: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock which have an annual distribution of $2.125 per share payable quarterly;
(ii) 6,300,000 depositary shares, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

The current quarterly dividend on the Company's common stock is $.4050 per share (equivalent to $1.62 per share on an annualized basis). The Company anticipates that the quarterly dividend will increase at least $.0025 per share per quarter (which quarterly increases amount to $.01 per share on an annualized basis and effectively increase the annualized dividend rate by $.04 per share for each share held over a 12-month period) until the annualized quarterly dividend on the Company's common stock is at least $1.67 per share. The maintenance of this dividend policy will be subject to various factors, including the discretion of the Board of Directors of the Company, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT.

In the normal course of business, the Company also faces risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks and are not included in the aforementioned notes, but are described in "Item 1. Business -- Risk Factors" in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value as issued. SFAS No. 133 is effective January 1, 2000; however, SFAS 137, "Deferral of the Effective Date of SFAS 133", extends the effective date for the Company to January 2001. The Company does not anticipate that the adoption of SFAS 133 will have a material effect on its financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JULY 31, 1998

The results of operations reflected in the Consolidated Statements of Income and Comprehensive Income include post-Merger results for the three months and six months ended June 30, 1999 and pre-Merger results of New Plan Realty Trust for the three months and six months ended July 31, 1998. The following includes pro forma financial information presented as if the Merger had been consummated on February 1, 1998 in order to make the comparison of these periods more informative. Except as stated otherwise, the discussions below relate to comparison of pro forma results for the three-month and six-month periods ended June 30, 1999 to pro forma results for the three-month and six-month periods ended July 31, 1998. The pro forma information is not necessarily indicative of what results would have been had the Merger actually occurred on February 1, 1998.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JULY 31, 1998

                                                                          THREE MONTHS ENDED,
                                                   JUNE 30, 1999            JULY 31, 1998          JULY 31, 1998
                                                      (ACTUAL)               (PRO FORMA)              (ACTUAL)
                                                     ---------                ---------                -------
                                                             (In thousands, except per share amounts)
Revenues:
     Retail                                          $  83,986                $  77,601                $46,004
     Residential                                        19,408                   18,489                 18,489
     Interest, dividend and other                        6,027                    5,300                    933
                                                     ---------                ---------                -------
          Total revenues                               109,421                  101,390                 65,426

Expenses:
     Operating costs                                    20,747                   19,932                 15,486
     Real estate and other taxes                         9,546                    8,846                  6,068
     Interest                                           19,410                   16,349                  9,848
     Depreciation and amortization                      15,759                   14,457                  8,568
     Provision for doubtful accounts                     1,897                    1,534                  1,185
     Non-recurring charge                                8,429                       --                     --
     General and administrative                          1,497                    1,527                    677
                                                     ---------                ---------                -------
          Total expenses                                77,285                   62,645                 41,832

Gain on sale of real estate/securities                      --                      328                     18
Minority interest                                         (348)                    (408)                    --
                                                     ---------                ---------                -------
Net income                                           $  31,788                $  38,665                $23,612
                                                     =========                =========                =======
Net income per common share:
     Basic                                           $    0.29                $    0.37                $  0.37
                                                     =========                =========                =======
     Diluted                                         $    0.29                $    0.36                $  0.37
                                                     =========                =========                =======

The Company acquired 25 properties between May 1, 1998 and June 30, 1999, including 22 retail and three residential properties. These acquisitions produced revenue increases of $5.6 million and $1.2 million between the three months ended July 31, 1998 and the three months ended June 30, 1999 for the retail and residential portfolios, respectively. The remaining $0.8 million increase and $0.3 decrease represent a 1.0% increase and 1.4 % decrease in the retail and residential portfolios, respectively. The increase in interest, dividend and other income was due principally to a foreign currency gain of $0.2 million for the three months ended June 30, 1999 compared to a foreign currency loss of $0.4 million for the three months ended July 31, 1998.

Property acquisitions resulted in $4.3 million of the $14.6 million increase in total expenses, including a $1.3 million increase in operating costs, $1.1 million in additional depreciation, $0.6 million in additional real estate and taxes, and $1.2 million in interest expense. The remaining $1.8 million increase in interest expense was primarily the result of increased credit line borrowing in connection with property acquisitions and the severance costs and common stock repurchases resulting from the resignation of seven executives all formally of Excel Realty Trust, Inc. The $8.4 million non-recurring charge is a result of $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.7 million of other costs related to the resignation of the aforementioned seven executives which occurred in April 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JULY 31, 1998

                                                                         SIX MONTHS ENDED,
                                                   JUNE 30, 1999           JULY 31, 1998           JULY 31, 1998
                                                      (ACTUAL)              (PRO FORMA)                (ACTUAL)
                                                   -------------         -----------------         -------------
                                                             (In thousands, except per share amounts)
Revenues:
     Retail                                          $ 168,939                $ 153,000                $ 90,703
     Residential                                        38,778                   36,213                  36,214
     Interest, dividend and other                       12,870                   10,722                   1,990
                                                     ---------                ---------                --------
          Total revenues                               220,587                  199,935                 128,907

Expenses:
     Operating costs                                    44,035                   39,305                  30,840
     Real estate and other taxes                        19,052                   17,733                  11,942
     Interest                                           38,357                   32,734                  19,602
     Depreciation and amortization                      31,398                   28,048                  16,489
     Provision for doubtful accounts                     3,303                    2,972                   2,153
     Non-recurring charge                                8,429                       --                      --
     General and administrative                          3,751                    2,767                   1,396
                                                     ---------                ---------                --------
          Total expenses                               148,325                  123,559                  82,422

Gain on sale of real estate/securities                      --                      312                      26
Minority interest                                         (805)                    (812)                     --
                                                     ---------                ---------                --------
Net income                                           $  71,457                $  75,876                $ 46,511
                                                     =========                =========                ========
Net income per common share:
     Basic                                           $    0.68                $    0.77                $   0.73
                                                     =========                =========                ========
     Diluted                                         $    0.67                $    0.75                $   0.73
                                                     =========                =========                ========

The Company acquired 35 properties between January 1, 1998 and June 30, 1999, including 30 retail and five residential properties. These acquisitions produced revenue increases of $13.9 million and $2.7 million between the six months ended July 31, 1998 and the six months ended June 30, 1999 for the retail and residential portfolios, respectively. The remaining $2.0 million and $0.1 decrease represent a 1.3% increase and 0.5% decrease in the retail and residential portfolios, respectively. The increase in interest, dividend and other income was principally due to a $1.0 million improvement in the Company's equity participation in ERT Development Corporation ("ERT"). Of this increase, $1.8 million is associated with lease termination fees received on a property held by ERT. This was offset by ERT's participation in joint venture losses caused by the excess of interest carrying costs over net operating income on a property that is just emerging from the development stage. In addition there was a foreign currency gain of $0.5 million in the six months ended June 30, 1999 compared to a foreign currency loss of $0.3 million in the six months ended July 31, 1998.

Property acquisitions resulted in $10.6 million of the $24.8 million increase in total expenses, including a $2.3 million increase in operating costs, $3.5 million in additional depreciation, $1.7 million in additional real estate and taxes, and $2.7 million in interest expense. The remaining $2.4 million increase in operating costs is principally attributable to increases in snow removal, utilities and contract services in the current year. The remaining $2.9 million increase in interest expense was primarily the result of increased credit line borrowing in connection with property acquisitions and severance costs and common stock repurchases resulting from the resignation of seven executives, all formally of Excel Realty Trust, Inc. General and administrative costs increases of $1.0 million primarily relate to staffing increases, and to increases in compensation. The $8.4 million non-recurring charge is a result of payments of $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.7 million of other costs related to the resignation of the aforementioned seven executives in April 1999.

FUNDS FROM OPERATIONS

The company calculates funds from operations ("FFO") as net income attributable to common shares on a diluted basis before gain or loss on sales of real estate and securities, plus depreciation and amortization on real estate and amortized leasing commission costs, and other non-recurring items. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, should not be considered as a measure of liquidity or an indication of performance and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.


                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,        JULY 31,           JUNE 30,          JULY 31,
                                                                  1999              1998               1999              1998
                                                                --------          --------          ---------          --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                                                      $ 31,788          $ 23,612          $  71,457          $ 46,511
Preferred Dividends                                               (5,659)           (1,462)           (11,461)           (2,925)

Minority interest                                                    348                --                805                --
                                                                --------          --------          ---------          --------
Net income attributable to common shares - diluted                26,477            22,150             60,801            43,586

Gain on sale of real estate and securities                            --               (18)                --               (26)
Depreciation and amortization                                     15,759             8,568             31,398            16,489
Non-recurring  charge                                              8,429                --              8,429                --
                                                                --------          --------          ---------          --------
Funds from operations                                           $ 50,665          $ 30,700          $ 100,628          $ 60,049
                                                                ========          ========          =========          ========

Weighted average of common shares outstanding - diluted           91,113            60,087             91,140            60,062
                                                                ========          ========          =========          ========

FFO per share - diluted                                         $   0.56          $   0.51          $    1.10          $   1.00
                                                                ========          ========          =========          ========



COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company has made certain loan guarantees related to development projects in which ERT Development Corporation ("ERT") has a joint venture interest. The Company owns 100% of the preferred stock of ERT (equal to 95% of the economic interest in ERT). An ERT joint venture project in Florida has a construction loan expected to total $100 million. The Company has guaranteed $30 million of this loan. The Company has also guaranteed up to $68 million of a construction loan on an ERT development project in Texas.

Environmental Matters

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

Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be approximately in the range of $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheets at June 30, 1999 is $3.2 million related to the clean-up of these asbestos minerals.

YEAR 2000 COMPLIANCE

Year 2000 Compliance Readiness

The Company's centralized corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Year 2000 compliance issues with respect to the Company's internal business and technical information systems were remediated as of June 30, 1998. See "Year 2000 Compliance Detail" below. In addition, the Company has completed the identification and review of major computer hardware and software suppliers and has verified the Year 2000 preparedness of these suppliers.

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

Assessment Phase

As part of the internal assessment phase, the Company has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Company has evaluated internally developed and/or purchased software applications and property operational control systems (e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access). In addition, in October 1998, the Company began sending letters to or making inquiries of certain of its major suppliers and service providers, requesting them to provide the Company with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Company. The Company completed its distribution of these inquiries by May 31, 1999. The Company requested that all responses to the inquiries be returned to it no later than June 30, 1999. As of July 20, 1999, 70% have responded. Utility companies, municipalities and other governmental bodies make up the 30% of no responses.

Remediation and Testing Phase

Based upon the assessment and remediation efforts to date, the Company has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Company's computer terminals or personal computers are Year 2000 compliant in all material respects. The Company expects to have replaced all non-compliant PC terminals by September 30, 1999. A conservative, "worst case" scenario is included in the cost estimate. The versions of the purchased software that the Company uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are compliant. The outsourced payroll service and the integrated internal input system are compliant. The servers used in our internet access communication and data collection networks are Year 2000 compliant. Home office and operations field office phone systems are Year 2000 compliant. Based on the expanded needs of the Company, replacement of the home office phone system (including the voicemail system) is scheduled to occur by September 30, 1999. 54 of the 55 phone systems at the apartment communities are assessed as Year 2000 compliant. The analysis has not been completed at one. Most of the Company's shopping centers are "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 95% reviewed and Year 2000 compliant for those systems supplied by the Company (some are supplied by tenants). The systems not supplied by the

Company, the number of which is small, are being reviewed and are not projected to have a material impact. All of the 55 apartment communities have had reviews completed and, except for phone systems (as discussed above), are Year 2000 compliant.

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

The Company is continuing the process of identifying and reviewing the Year 2000 preparedness of third parties. As the results of that review develop, the Company will determine what course of action and contingencies, if any, can be made.

Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business, operating results and financial condition, the actual effects of the issue and the success or failure of the Company's efforts cannot be known until the year 2000. At this point, the Company believes that the most likely external sources of a material adverse impact on the Company's business, operating results and financial condition as a result of Year 2000 issues are utilities (i.e., electricity, natural gas, telephone service and water) furnished by third parties to the Company and a wide universe of other customers, none of which are readily available from alternate sources. The reasonably likely worst case scenario that could affect the Company's business, operating results and financial condition would be a widespread prolonged power failure affecting a substantial number of the geographic regions in which the Company's properties are located. In the event of such a widespread prolonged power failure, a significant number of tenants may not be able to operate their stores and, as a result, their ability to pay rent could be substantially impaired. The Company is not aware of an economically feasible contingency plan which could be implemented to prevent such a power failure from having a material adverse effect on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The 1999 annual meeting of stockholders was held on June 3, 1999. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected.

      Proposal One: Election of three Directors.

            (a) Votes of 71,890,056 shares were cast for the election of Dean Bernstein as a Director; votes of 1,191,425 were withheld.

            (b) Votes of 71,903,458 shares were cast for the election of Raymond H. Bottorf as a Director; votes of 1,178,023 were withheld.

            (c) Votes of 71,848,687 shares were cast for the election of Gregory White as a Director; votes of 1,232,793 were withheld.

      There were no abstentions or broker non-votes in connection with this proposal.

      Proposal Two: To approve a specific limitation on the number of incentive stock options available to be granted under the Company's 1993 Stock Option Plan.

           FOR                AGAINST              ABSTAIN
           ---                -------              -------
        71,030,993           1,480,973             569,545

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

                    Exhibit 3.1  -   Amendments to the Bylaws of the Company,
                                     dated April 21, 1999

                    Exhibit 3.2  -   Amendment to the Bylaws of the Company,
                                     dated June 3, 1999

                    Exhibit 12.1 -   Ratio of Earnings to Fixed Charges and
                                     Preferred Stock Dividend Requirements

                    Exhibit 27   -   Financial Data Schedule  (This exhibit is
                                     filed for EDGAR filing purposes only.)

      (b) During the period covered by this report the Company filed the following reports on Form 8-K:

            Form 8-K filed on April 22, 1999 relating to the execution of a Master Separation Agreement among the Company, ERT Development Corporation and Excel Legacy Corporation and relating to the resignation of certain former Excel Realty Trust, Inc. executive officers and directors.


            Form 8-K filed on May 5, 1999 relating to an amendment to the Company's Rights Plan.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 1999

                                            NEW PLAN EXCEL REALTY TRUST, INC.



                                            By: /s/ Michael I. Brown
                                               --------------------------------
                                                Michael I. Brown
                                                Controller and
                                                Chief Accounting Officer

                                            By: /s/ James M. Steuterman
                                               --------------------------------
                                                James M. Steuterman
                                                Chief Operating Officer and
                                                Executive Vice President

                                 EXHIBIT INDEX

Number        Description
------        -----------
3.1           Amendments to the Bylaws of the Company, dated April 21, 1999

3.2           Amendment to the Bylaws of the Company, dated June 3, 1999

12.1          Ratio of Earnings to Fixed Charges and Preferred
              Stock Dividend Requirements

27            Financial Data Schedule (Included only
              in EDGAR filing)