Form 10-Q
period 1999-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 1999-11-12
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                  OR


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

Yes X    No

The number of shares of common stock outstanding at November 3, 1999 was 88,513,896.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                       1999           1998                1999             1998
                                                       ----           ----                ----             ----
Revenues:
     Rental income and related revenues             $ 102,657       $  67,196           $ 310,374       $ 192,689
     Interest, dividend and other income                5,510             874              18,380           2,893
                                                    ---------       ---------           ---------       ---------
          Total revenues                              108,167          68,070             328,754         195,582
                                                    ---------       ---------           ---------       ---------
Expenses:
     Operating costs                                   23,305          15,443              67,340          46,236
     Real estate and other taxes                        9,683           6,197              28,735          17,985
     Interest                                          20,895          10,601              59,252          29,765
     Depreciation and amortization                     15,523           8,839              46,921          24,907
     Provision for doubtful accounts                    1,717           1,498               5,020           3,643
     Non-recurring charge                                  58              --               8,487              --
     General and administrative                         2,290             738               6,041           2,156
                                                    ---------       ---------           ---------       ---------
          Total expenses                               73,471          43,316             221,796         124,692
                                                    ---------       ---------           ---------       ---------

     Income before real estate sales and
        minority interest                              34,696          24,754             106,958          70,890

Gain on sale of real estate and securities                191              40                 191              58
Minority interest in income of partnership               (199)             --              (1,004)             --

Net income                                             34,688          24,794             106,145          70,948

Other comprehensive income (loss)
   Unrealized loss on securities for
     the period                                          (168)           (103)               (167)           (315)
                                                    ---------       ---------           ---------       ---------
Comprehensive income                                $  34,520       $  24,691           $ 105,978       $  70,633
                                                    =========       =========           =========       =========

Net income available to common stock -
   basic                                            $  29,029       $  23,331           $  89,025       $  66,560
                                                    =========       =========           =========       =========
Net income available to common stock -
   diluted                                          $  29,228       $  23,331           $  90,029       $  66,560
                                                    =========       =========           =========       =========

Basic earnings per common share                     $    0.33       $    0.38           $    1.00       $    1.11
                                                    =========       =========           =========       =========

Diluted earnings per common share                   $    0.32       $    0.38           $    0.99       $    1.10
                                                    =========       =========           =========       =========

Average shares outstanding - basic                     88,718          60,720              88,779          59,934
                                                    =========       =========           =========       =========

Average shares outstanding - diluted                   90,105          61,029              90,781          60,365
                                                    =========       =========           =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                                             UNAUDITED
                                                                                             ---------
                                     ASSETS
Real estate:
     Land                                                                                   $   545,504             $   545,400
     Building and improvements                                                                2,289,595               2,280,069
     Accumulated depreciation                                                                  (198,089)               (158,021)
                                                                                            -----------             -----------
               Net real estate                                                                2,637,010               2,667,448
Real estate held for sale                                                                        37,872                      --
Cash and cash equivalents                                                                        30,232                  13,951
Marketable securities                                                                             1,535                   1,700
Receivables:
     Trade, less allowance for doubtful accounts of $14,878 and $11,636 at
    September 30, 1999 and December 31, 1998, respectively                                       26,901                  23,422
     Other                                                                                       17,560                  12,155
Mortgages and notes receivable                                                                   58,361                  50,065
Prepaid expenses and deferred charges                                                            12,162                   6,181
Investment in and loans to ERT Development Corporation                                          124,682                 113,779
Other assets                                                                                      7,960                   7,867
                                                                                            -----------             -----------
                                                                                            $ 2,954,275             $ 2,896,568
                                                                                            ===========             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable, including unamortized premium of $10,316 and $12,345 at
     September 30, 1999 and December 31, 1998, respectively                                 $   354,640             $   388,185
Notes payable, net of unamortized discount of $2,330 and
     $1,141 at September 30, 1999 and December 31, 1998, respectively                           613,670                 489,235
Credit facilities                                                                               197,827                 200,500
Capital leases                                                                                   27,351                  27,351
Other liabilities                                                                                95,019                  45,909
Tenant security deposits                                                                          7,466                   7,141
                                                                                            -----------             -----------
               Total liabilities                                                              1,295,973               1,158,321
                                                                                            -----------             -----------

Minority interest in partnership                                                                 27,804                  40,651
                                                                                            -----------             -----------
Commitments and contingencies                                                                        --                      --
Stockholders' equity:
     Preferred stock, Series A: $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred,
       1,507 and 2,033 shares outstanding at September 30, 1999 and December 31,
       1998, respectively; Series B: 6,300 depository shares, each representing
       1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630
       shares outstanding at September 30, 1999 and December 31, 1998, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate
       Preferred, 150 shares outstanding at September 30, 1999 and
       December 31, 1998                                                                             24                      29
     Common stock, $.01 par value, 250,000 shares authorized;
       88,784 and 88,384 shares issued and outstanding as of
       September 30, 1999 and December 31, 1998, respectively                                       888                     884
Additional paid-in capital                                                                    1,728,579               1,735,207
Accumulated other comprehensive income                                                              559                     726
Accumulated distribution in excess of net income                                                (99,552)                (39,250)
                                                                                            -----------             -----------
          Total stockholders' equity                                                          1,630,498               1,697,596
                                                                                            -----------             -----------
                                                                                            $ 2,954,275             $ 2,896,568
                                                                                            ===========             ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                   1998
                                                                                           ----                    ----
Cash flows from operating activities:
   Net income                                                                           $ 106,145               $  70,948
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                      46,921                  24,907
        Amortization of premium/discount on mortgages and notes payable                    (3,218)                     --
        Foreign currency gain                                                                (493)                     --
        Provision for doubtful accounts                                                     5,020                   2,322
        Gain on sale of securities and property, net                                         (191)                    (58)
        Minority interest in income of partnership                                          1,004                      --
        Equity in income of ERT Development Corporation                                      (459)                     --
        Change in investment in and accrued interest on loans to ERT
           Development Corporation                                                         (6,017)                     --
  Changes in operating assets and liabilities, net:
        Change in cash due to merger                                                           --                   4,847
        Change in trade and notes receivable                                               (8,499)                 (4,090)
        Change in other receivables                                                        (5,191)                    367
        Change in other liabilities                                                         7,269                  10,587
        Change in sundry assets and liabilities                                            (8,006)                 (2,211)
                                                                                        ---------               ---------
                   Net cash provided by operating activities                              134,285                 107,619
                                                                                        ---------               ---------
 Cash flows from investing activities:
   Real estate acquisitions and building improvements                                     (44,912)                (96,868)
   Advances for mortgage notes receivable, net                                             (8,758)                     --
   Loans to ERT Development Corporation                                                    (4,426)                     --
   Repayments of mortgage notes receivable                                                    655                   8,842
   Sales of marketable securities                                                              84                      48
   Purchases of marketable securities                                                          --                      (1)
   Purchase of minority interest                                                          (20,000)                     --
   Sale of property                                                                         7,168                     329
                                                                                        ---------               ---------
                   Net cash used in investing activities                                  (70,189)                (87,650)
                                                                                        ---------               ---------

Cash flows from financing activities:
   Proceeds from issuing notes                                                            175,000                  60,000
   Principal payments of mortgages and notes payable                                      (86,248)                (12,485)
   Dividends paid                                                                        (124,605)                (92,819)
   Proceeds from dividend reinvestment plan                                                16,856                  18,271
   Repayment of credit facility                                                          (173,810)                     --
   Proceeds from credit facility                                                          171,137                      --
   Proceeds from exercise of stock options                                                  1,334                   2,217
   Distributions paid to minority partners                                                 (2,665)                     --
   Payments for the repurchase of common stock                                            (24,814)                     --
                                                                                        ---------               ---------
                   Net cash used in financing activities                                  (47,815)                (24,816)
                                                                                        ---------               ---------

                   Net increase (decrease) in cash and cash equivalents                    16,281                  (4,847)

Cash and cash equivalents at beginning of year                                             13,951                  17,089
                                                                                        ---------               ---------
Cash and cash equivalents at end of year                                                $  30,232               $  12,242
                                                                                        =========               =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1998.

Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. New Plan Realty Trust (the "Trust") was organized in 1972 as a Massachusetts business trust. On September 28, 1998, Excel and the Trust consummated a merger (the "Merger") pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"). As discussed more fully in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, the Merger was accounted for as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting. Therefore, financial statements and related disclosures herein for periods prior to September 28, 1998 are that of the Trust. Immediately following the Merger, the Company and the Trust adopted a fiscal year end of December 31. The Trust's fiscal year end prior to the Merger was July 31 and accordingly, comparative information reported in this Form 10-Q for 1998 represents information not previously reported by the Trust for the three-month and nine-month periods ended September 30, 1998.

The results of operations and cash flows for the nine months ended September 30, 1998 have been derived by aggregating the estimated results of operations and cash flows for the month ended January 31, 1998 to the corresponding amounts reported for the three months ended April 30 and July 31, 1998, and the two months ended September 30, 1998. The results of operations for the three months ended September 30, 1998 have been derived by aggregating the estimated results for the month ended July 31, 1998 to the reported results of operations for the two months ended September 30, 1998.

Certain amounts on the Balance Sheet as of December 31, 1998 have been reclassified to conform to the current period's presentation. Other receivables includes amounts formerly classified in stockholders' equity of $2 million as loans receivable for purchase of shares of beneficial interest. Investment in and loans to ERT Development Corporation was classified formerly as other assets and mortgages and loans receivable.

NOTE B:      RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE D:      STATEMENT OF CASH FLOWS - SUPPLEMENTAL Disclosure

In the nine months ended September 30, 1999 and 1998, the Company acquired properties in part by assuming mortgages payable of $5.4 million and $56.7 million, respectively. In addition, in connection with the purchase of a certain property in April 1999, the seller was issued partnership units in Excel Realty Partners, L.P. valued at $770,000. Moreover, in connection with the purchase of partnership units in Excel Realty Partners, L.P. in August 1999, $8.0 million in excess of minority interest has been included in real estate. The amounts paid for interest for the nine months ended September 30, 1999 and 1998 were $61.8 million and $25.3 million, respectively. State and local income taxes paid for the nine months ended September 30, 1999 and 1998 were $288,000 and $49,000, respectively.


NOTE E:      STOCKHOLDERS' EQUITY

Earnings Per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
Basic EPS                                           1999            1998                    1999            1998
                                                    ----            ----                    ----            ----
   Numerator:
       Net income                                 $  34,688       $  24,794              $ 106,145       $  70,948
       Preferred dividends                           (5,659)         (1,463)               (17,120)         (4,388)
                                                  ---------       ---------              ---------       ---------
       Net income available to
          common stock                            $  29,029       $  23,331              $  89,025       $  66,560
                                                  =========       =========              =========       =========
   Denominator:
       Weighted average
          number of shares of
          common stock
          outstanding                                88,718          60,720                 88,779          59,934
                                                  =========       =========              =========       =========
Earnings Per Share                                $    0.33       $    0.38              $    1.00       $    1.11
                                                  =========       =========              =========       =========
Diluted EPS
   Numerator:
       Net income                                 $  34,688       $  24,794              $ 106,145       $  70,948
       Preferred dividends                           (5,659)         (1,463)               (17,120)         (4,388)
       Minority interest                                199              --                  1,004              --
                                                  ---------       ---------              ---------       ---------
       Net income available to                    $  29,228       $  23,331              $  90,029       $  66,560
         common stock                               =======         =======                =======         =======
   Denominator:
       Weighted average
          number of shares of
          common stock
          outstanding                                88,718          60,720                 88,779          59,934

           Common stock options
              and warrants                               21             262                     73             415
           Excel Realty Partners,
               L.P. third party units                 1,366              47                  1,929              16
                                                  ---------       ---------              ---------       ---------
                                                     90,105          61,029                 90,781          60,365
                                                  =========       =========              =========       =========
Earnings Per Share                                $    0.32       $    0.38              $    0.99       $    1.10
                                                  =========       =========              =========       =========

At September 30, 1999, there were 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred stock outstanding which are not included in the calculation of earnings per share because the results are anti-dilutive.

NOTE F:      SEGMENT INFORMATION

The Company's two reportable business segments are retail and residential properties. At September 30, 1999, the retail segment consisted of 302 shopping centers (included in this amount are eight commercial and miscellaneous properties) and the residential segment consisted of 55 garden apartment communities. Selected financial information for each segment is as follows (in thousands):

                                                 RETAIL        RESIDENTIAL         OTHER              TOTAL
                                                 ------        -----------         -----              -----
FOR THREE MONTHS ENDED
SEPTEMBER 30, 1999
Revenue                                       $    83,234      $    19,423      $     5,510       $   108,167
Operating expenses and minority interest           23,647           11,058            2,547            37,252

Interest expense                                                                     20,895            20,895
Depreciation and amortization                      13,378            2,145                             15,523
Gain on sale of securities/properties                                                   191               191
                                              -----------      -----------      -----------       -----------
Net income                                    $    46,209      $     6,220      ($   17,741)      $    34,688
                                              ===========      ===========      ===========       ===========

Real Estate Assets, net                       $ 2,292,207      $   344,803                        $ 2,637,010
                                              ===========      ===========                        ===========
Real Estate held for sale                     $    24,354      $    13,518                        $    37,872
                                              ===========      ===========                        ===========

FOR THREE MONTHS ENDED
SEPTEMBER 30, 1998
Revenue                                       $    47,336      $    19,860      $       874       $    68,070
Operating expenses                                 13,383            9,755              738            23,876

Interest expense                                                                     10,601            10,601
Depreciation and amortization                       6,813            2,026                              8,839
Gain on sale of securities/properties                                                    40                40
                                              -----------      -----------      -----------       -----------
Net income                                    $    27,140      $     8,079      ($   10,425)      $    24,794
                                              ===========      ===========      ===========       ===========

Real Estate Assets, net                       $ 2,309,253      $   349,935                        $ 2,659,188
                                              ===========      ===========                        ===========

FOR NINE MONTHS ENDED
SEPTEMBER 30, 1999
Revenue                                       $   252,173      $    58,201      $    18,380       $   328,754
Operating expenses and minority interest           69,240           31,855           15,532           116,627

Interest expense                                                                     59,252            59,252
Depreciation and amortization                      40,381            6,540                             46,921
Gain on sale of securities/properties                                                   191               191
                                              -----------      -----------      -----------       -----------
Net income                                    $   142,552      $    19,806      ($   56,213)      $   106,145
                                              ===========      ===========      ===========       ===========
Real Estate Assets, net                       $ 2,292,207      $   344,803                        $ 2,637,010
                                              ===========      ===========                        ===========
Zeal Estate held for sale                     $    24,354      $    13,518                        $    37,872
                                              ===========      ===========                        ===========

FOR NINE MONTHS ENDED
SEPTEMBER 30, 1998
Revenue                                       $   137,736      $    54,953      $     2,893       $   195,582
Operating expenses                                 38,814           29,050            2,156            70,020

Interest expense                                                                     29,765            29,765
Depreciation and amortization                      18,998            5,909                             24,907
Gain on sale of securities/properties                                                    58                58
                                              -----------      -----------      -----------       -----------
Net income                                    $    79,924      $    19,994      ($   28,970)      $    70,948
                                              ===========      ===========      ===========       ===========
Real Estate Assets, net                       $ 2,309,253      $   349,935                        $ 2,659,188
                                              ===========      ===========                        ===========

NOTE G:      INVESTMENT IN AND LOANS TO ERT DEVELOPMENT CORPORATION

The Company has made certain loan guarantees related to development projects in which ERT Development Corporation ("ERT") has an equity interest. The Company owns 100% of the preferred stock of ERT (equal to 95% of the economic interest in ERT). An ERT joint venture project in Florida has a construction loan expected to total $93.5 million. The Company has guaranteed $30 million of this loan. The Company has also guaranteed up to $68 million of a construction loan on an ERT development project in Texas.

                           ERT DEVELOPMENT CORPORATION
                          SUMMARY FINANCIAL INFORMATION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                     Total revenues                                                   $15,344
                     Interest expense to New Plan Excel Realty Trust, Inc.             10,831
                     Other expenses                                                     4,213
                                                                                      -------
                     Net income                                                          $300
                                                                                      =======

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

Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be in the range of approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including, in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheets at September 30, 1999 is $3.2 million related to the clean-up of these asbestos minerals.


NOTE I:      NON-RECURRING CHARGE

In April 1999, seven executives, all formerly of Excel Realty Trust, Inc., resigned. These resignations occurred under the terms of Resignation and Release Agreements between the executives and New Plan Excel Realty Trust, Inc. They provided for payment by the Company of severance benefits, the cancellation of certain "in the money" vested stock options in exchange for the payment of the value of the stock options and the repurchase of Company stock owned by these executives. As of September 30, 1999, $8.5 million had been recorded as a non-recurring charge. This charge comprises $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.8 million of other costs.

NOTE J:      REAL ESTATE HELD FOR SALE

At the beginning of the third quarter, five properties were classified as "Real estate held for sale". The assets to be disposed of consist of two residential properties located in Kentucky having a total of 580 units and three retail properties located in Pennsylvania and Tennessee with a total gross leasable area of 510,000 square feet. The two residential properties are currently under contract and the sale is expected to be completed by December 31, 1999. Of the retail properties for sale, one transaction was completed in November 1999 and two are in the negotiation stages.

These assets are being disposed of as part of the Company's policy of redeployment of capital into assets with perceived higher growth rates. In the aggregate, these assets contributed $5.3 million and $1.7 million in revenue and $2.2 million and $0.9 million in net income for the nine months and three months ended September 30, 1999, respectively.


NOTE K:      SUBSEQUENT EVENTS

In October 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Purchases will be funded primarily through the proceeds from asset sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward-looking statements.

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

As of September 30, 1999, the Company had approximately $31.8 million in available cash, cash equivalents and marketable securities.

Debt as of September 30, 1999 consisted of $354.6 million of mortgages payable and $811.5 million of notes payable. Included in the outstanding notes payable is $197.8 million outstanding on the Company's three unsecured credit facilities. One facility is for $250 million through December 1999, with an interest rate of LIBOR plus 1.2%, of which $137.8 million was outstanding at September 30, 1999. The covenants of this credit facility include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum interest coverage ratio of 2 to 1. The Company also has an unsecured revolving credit facility of $50 million through November 1999, all of which was outstanding at September 30, 1999, and a $10 million term loan due July 2000, all of which was outstanding at September 30, 1999. These credit facilities contain covenants that are similar to the covenants contained in the Company's $250 million credit facility. The Company currently is negotiating the terms of a new $245 million credit facility. This new credit facility, which the Company expects to be in place by the end of November 1999, will replace the three existing credit facilities.

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


In July 1999, the Company issued $175 million aggregate principal amount of notes under its medium-term notes program in two series. The Company issued $150 million with a 10-year maturity and a coupon of 7.4% and $25 million of another series with a 30-year maturity and a coupon of 7.5%. The net proceeds of these issuances were used to reduce the outstanding balance on one of the Company's unsecured credit facilities. On September 10, 1999, following the internal merger transaction described below, the Company re-established its medium-term notes program in the aggregate principal amount of $325 million.

On August 5, 1999, the Company consummated an internal merger transaction pursuant to which substantially all of the assets and liabilities of the Trust were merged up into the Company and thereby became direct assets and liabilities of the Company. In connection with this transaction, all of the Trust's outstanding publicly issued debt (i.e., debt issued under the Trust's Indenture dated as of March 29, 1995) was assumed by the Company. In addition, as a result of the merger transaction, the existing guarantees by the Trust of certain of the Company's outstanding publicly issued debt (i.e., debt issued under the Company's Indenture dated as of February 3, 1999) were terminated in accordance with the terms of the Indenture.

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

The Company had three classes of preferred stock outstanding as of September 30, 1999: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock which have an annual distribution of $2.125 per share payable quarterly;
(ii) 6,300,000 depositary shares, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

The current quarterly dividend on the Company's common stock is $.4075 share (equivalent to $1.63 per share on an annualized basis). The Company anticipates that the quarterly dividend will increase at least $.0025 per share per quarter (which quarterly increases amount to $.01 per share on an annualized basis and effectively increase the annualized dividend rate by $.04 per share for each share held over a 12-month period) until the annualized quarterly dividend on the Company's common stock is at least $1.67 per share. The maintenance of this dividend policy will be subject to various factors, including the discretion of the Board of Directors of the Company, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT.

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




RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The results of operations reflected in the Condensed Consolidated Statements of Income and Comprehensive Income include post-Merger results for the three months and nine months ended September 30, 1999 and pre-Merger results of the Trust for the three months and nine months ended September 30, 1998. The following includes pro forma financial information presented as if the Merger had been consummated on January 1, 1998 in order to make the comparison of these periods more informative. Except as stated otherwise, the discussions below relate to comparison of actual results for the three-month and nine-month periods ended September 30, 1999 to pro forma results for the three-month and nine-month periods ended September 30, 1998. The pro forma information is not necessarily indicative of what results would have been had the Merger actually occurred on January 1, 1998.

The results of operations and cash flows for the nine months ended September 30, 1998 have been derived by aggregating the estimated results of operations and cash flows for the month ended January 31, 1998 to the corresponding amounts reported for the three months ended April 30 and July 31, 1998, and the two months ended September 30, 1998. The results of operations for the three months ended September 30, 1998 have been derived by aggregating the estimated results for the month ended July 31, 1998 to the reported results of operations for the two months ended September 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                    1999                1998                 1998
                                                  (ACTUAL)           (PRO FORMA)           (ACTUAL)
                                                  --------           -----------           --------
                                                      (In thousands, except per share amounts)
Revenues:
     Retail                                      $  83,234            $  83,351            $  47,336
     Residential                                    19,423               19,539               19,860
     Interest, dividend and other                    5,510                5,873                  874
                                                 ---------            ---------            ---------
          Total revenues                           108,167              108,763               68,070

Expenses:
     Operating costs                                23,305               19,808               15,443
     Real estate and other taxes                     9,683                9,346                6,197
     Interest                                       20,895               19,278               10,601
     Depreciation and amortization                  15,523               15,308                8,839
     Provision for doubtful accounts                 1,717                1,590                1,498
     Non-recurring charges                              58                   --                   --
     General and administrative                      2,290                3,349                  738
                                                 ---------            ---------            ---------
          Total expenses                            73,471               68,679               43,316

Gain on sale of real estate/securities                 191                   58                   40
Minority interest                                     (199)                (414)                  --
                                                 ---------            ---------            ---------
Net income                                       $  34,688            $  39,728            $  24,794
                                                 =========            =========            =========
Net income per common share:
     Basic                                       $    0.33            $    0.38            $    0.38
                                                 =========            =========            =========
     Diluted                                     $    0.32            $    0.38            $    0.38
                                                 =========            =========            =========

The Company acquired 18 retail properties between July 1, 1998 and September 30, 1999, which increased revenue $0.7 million in the current quarter. In addition, revenue in the current quarter decreased $0.5 million as a result of the sale of two properties and decreased $1.75 million from a downward adjustment of common area maintenance revenue relating to certain properties. The remaining retail revenue change was an increase of $1.4 million, or 1.7%. Between July 1, 1998 and September 30, 1999, three residential properties were acquired, which contributed $0.6 million in increased revenue in the current quarter. The remaining residential revenue change was a decrease of $0.7 million, or 3.7%.




Property acquisitions resulted in $1.5 million of the $4.8 million increase in total expenses, including a $0.8 million increase in operating costs, $0.5 million in additional depreciation, and $0.2 million in additional real estate and other taxes. The $1.6 million increase in interest expense was the result of increased borrowing primarily in connection with the purchase by the Company of Excel Realty Partners, L.P. partnership units and higher interest rates. General and administrative expenses decreased $1.0 million. This was due primarily to cost decreases related to staff reduction in the closing of the Company's San Diego office which were partially offset by a non-recurring $0.8 million increase in professional fees related to a terminated acquisition of another company. The remaining $2.7 million increase in operating costs is principally due to increases in professional costs, turnover expense, material and supplies, contract services and promotional expenses in the current quarter.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                       1999                   1998                   1998
                                                      (ACTUAL)             (PRO FORMA)              (ACTUAL)
                                                      --------             -----------              --------
                                                             (In thousands, except per share amounts)
Revenues:
     Retail                                         $ 252,173               $ 236,641               $ 137,736
     Residential                                       58,201                  55,753                  54,953
     Interest, dividend and other                      18,380                  16,306                   2,893
                                                    ---------               ---------               ---------
          Total revenues                              328,754                 308,700                 195,582

Expenses:
     Operating costs                                   67,340                  59,113                  46,236
     Real estate and other taxes                       28,735                  27,079                  17,985
     Interest                                          59,252                  52,012                  29,765
     Depreciation and amortization                     46,921                  43,356                  24,907
     Provision for doubtful accounts                    5,020                   4,562                   3,643
     Non-recurring charge                               8,487                      --                      --
     General and administrative                         6,041                   6,117                   2,156
                                                    ---------               ---------               ---------
          Total expenses                              221,796                 192,239                 124,692

Gain on sale of real estate/securities                    191                     370                      58
Minority interest                                      (1,004)                 (1,226)
                                                    ---------               ---------               ---------
Net income                                          $ 106,145               $ 115,605               $  70,948
                                                    =========               =========               =========
Net income per common share:
     Basic                                          $    1.00               $    1.12               $    1.11
                                                    =========               =========               =========
     Diluted                                        $    0.99               $    1.10               $    1.10
                                                    =========               =========               =========

The Company acquired 35 properties between January 1, 1998 and September 30, 1999, including 30 retail and five residential properties. The retail acquisitions produced revenue of $15.2 million in the current period. In addition, revenue in the current period was reduced $0.5 million because of the sale of two properties in July 1999 and was reduced $1.75 million from a downward adjustment of common area maintenance revenue relating to certain properties. The remaining retail revenue change was an increase of $2.6 million, or 1.1%. The residential acquisitions produced revenue income of $3.7 million in the current period. The remaining residential revenue change was a decrease of $1.3 million, or 2.3%.

The increase in interest, dividend and other income was principally due to a $0.5 million improvement in the Company's equity participation in ERT. Of this increase, $1.8 million is associated with lease termination fees received on a property held by ERT. This was offset by ERT's participation in joint venture losses caused by the excess of interest carrying costs over net operating income on a property that is just emerging from the development stage. In addition, there was a foreign currency gain of $0.5 million in the nine months ended September 30, 1999 compared to a foreign currency loss of $1.0 million in the nine months ended September 30, 1998.




Property acquisitions resulted in $13.0 million of the $29.6 million increase in total expenses, including a $4.9 million increase in operating costs, $3.8 million in additional depreciation, $1.5 million in additional real estate and taxes, and $2.8 million in interest expense. The remaining $3.3 million increase in operating costs is principally attributable to increases in snow removal, utilities and contract services in the current year. The remaining $4.4 million increase in interest expense was primarily the result of increased borrowing in connection with property acquisitions, severance costs and common stock repurchases resulting from the resignation of seven executives, all formally of Excel Realty Trust, Inc. and the purchase by the Company of Excel Realty Partners, L.P. partnership units. The decrease of $0.1 million in general and administrative costs relates primarily to staff reductions in the closing of the Company's San Diego office which was partially offset by a non-recurring increase in professional fees of approximately $0.8 million related to a terminated acquisition of another company. The $8.5 million non-recurring charge is a result of payments of $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.8 million of other costs related to the resignation of the aforementioned seven executives in April 1999.


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

                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                            1999                1998                1999                1998
                                            ----                ----                ----                ----
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                               $  34,688           $  24,794           $ 106,145           $  70,948
Preferred dividends                         (5,659)             (1,463)            (17,120)             (4,388)
Minority interest                              199                  --               1,004                  --
                                         ---------           ---------           ---------           ---------
Net income attributable to
    common shares  - diluted                29,228              23,331              90,029              66,560

Gain on sale of real estate and
    securities                                (191)                (40)               (191)                (58)
Depreciation and amortization               17,014               8,839              48,403              24,907
Non-recurring  charge                           58                  --               8,487                  --
                                         ---------           ---------           ---------           ---------
Funds from operations                    $  46,109           $  32,130           $ 146,728           $  91,409
                                         =========           =========           =========           =========

Weighted average of common
   shares outstanding - diluted             90,105              61,029              90,781              60,365
                                         =========           =========           =========           =========

FFO per share - diluted                  $    0.51           $    0.53           $    1.62           $    1.51
                                         =========           =========           =========           =========

COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company has made certain loan guarantees related to development projects in which ERT has an equity interest. The Company owns 100% of the preferred stock of ERT (equal to 95% of the economic interest in ERT). An ERT joint venture project in Florida has a construction loan expected to total $100 million. The Company has guaranteed $30 million of this loan. The Company has also guaranteed up to $68 million of a construction loan on an ERT development project in Texas.

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

Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be approximately in the range of $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including, in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheets at September 30, 1999 is $3.2 million related to the clean-up of these asbestos minerals.


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

Assessment Phase

As part of the internal assessment phase, the Company has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Company has evaluated internally developed and/or purchased software applications and property operational control systems (e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access). In addition, in October 1998, the Company began sending letters to or making inquiries of certain of its major suppliers and service providers, requesting them to provide the Company with assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Company. The Company completed its distribution of these inquiries by May 31, 1999. The Company requested that all responses to the inquires be returned no later than June 30, 1999. As of September 30, 1999, 75% responded directly and the remaining 25% consisted of utility companies, municipalities and other governmental bodies.

Remediation and Testing Phase

Based upon the assessment and remediation efforts to date, the Company has completed, tested and put on line the Year 2000 compliance modification in all the internally developed software for its accounting and property management applications. The Company's computer terminals or personal computers are Year 2000 compliant in all material respects in their hardware or task capability. The Company has replaced all non-compliant PC terminals in mission critical stations. A conservative, "worst case" scenario is included in the cost estimate. The versions of the purchased software that the Company uses for spread sheet analysis, database applications, word processing systems and its apartment rent collection system have been tested and are Year 2000 compliant. The outsourced payroll service and the integrated internal input system are compliant. The servers used in our internet access communication and data collection networks are Year 2000 compliant. Home office and all operations field office phone systems, except the Salt Lake City office, are Year 2000 compliant. The Salt Lake City office will be upgraded by December 15, 1999. Based on the expanded needs of the Company, replacement of the home office phone system (including the voicemail system) is scheduled to occur by November 15, 1999. Phone systems at the apartment communities are assessed as Year 2000 compliant. Most of the Company's shopping centers are "open air" type and are simple and very limited in terms of technology. Field systems for shopping center HVAC, sprinkler and lighting are more than 96% reviewed and Year 2000 compliant for those systems supplied by the Company (some are supplied by tenants). The systems not supplied by the Company, the number of which is small, are being reviewed and are not projected to have a material impact. All of the 55 apartment communities have had reviews completed and are Year 2000 compliant.

Costs Related to the Year 2000 Issue

The total historical or anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. The Company currently estimates that to have all systems Year 2000 compliant will require certain additional expenditures. At this time, the expenditures are expected to range from a total of $100,000 to a "worst case" of $260,000.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 1999, the Company had approximately $839.6 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $197.8 million outstanding as of September 30, 1999 in connection with floating rate borrowings under its credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.2 billion of outstanding total debt of the Company, the approximately $3.0 billion of total assets of the Company and the approximately $3.0 billion market capitalization of the Company's common stock as of that date.

The Company was not a party to any hedging agreements with respect to its floating rate debt as of September 30, 1999. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities into fixed rate liabilities, such agreements would expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

As of September 30, 1999, the Company had notes receivable in the total amount of Canadian $16 million (approximately U.S. $10.9 million as of September 30,
1999). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

           *Exhibit 10.1 - Senior Securities Indenture, dated as of March
                           29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit
                           4.2 to Registration Statement No. 33-60045 of New Plan Realty Trust

           Exhibit  10.2 - First Supplemental Indenture, dated as of
                           August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company

           Exhibit  10.3 - First Amendment to Amended and Restated
                           Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership

           Exhibit  12.1 - Ratio of Earnings to Fixed Charges and
                           Preferred Stock Dividend Requirements

           Exhibit  27   - Financial Data Schedule (included only in EDGAR
                           filing)

                           ------------------------
                           *Incorporated herein by reference as above indicated.

(b) During the period covered by this report, the Company filed the following report on Form 8-K:

         Form 8-K filed September 13, 1999 relating to the filing of certain exhibits to the Company's Registration Statement on Form S-3 (No. 333-67511) in connection with the re-establishment of the Company's medium-term notes program.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 12, 1999

                                               NEW PLAN EXCEL REALTY TRUST, INC.

                                               By:/s/Michael I. Brown
                                                  -----------------------------
                                                   Michael I. Brown
                                                   Controller and
                                                   Chief Accounting Officer

                                               By:/s/James M. Steuterman
                                                  -----------------------------
                                                   James M. Steuterman
                                                   Chief Operating Officer and
                                                   Executive Vice President

                                  EXHIBIT INDEX

Number       Description

  *10.1 Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to Registration Statement No. 33-60045 of New Plan Realty Trust

  10.2 First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company

  10.3 First Amendment to Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership

 12.1             Ratio of Earnings to Fixed Charges and Preferred Stock
                  Dividend Requirements

   27             Financial Data Schedule (included only in EDGAR filing)


----------------------
*Incorporated herein by reference as above indicated.