Form 10-Q/A
period 1999-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 1999-12-07
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

                               Explanatory Note



This Form 10-Q/A for the quarter ended June 30, 1999 amends and restates in its entirety the Company's Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on August 11, 1999. This Form 10-Q/A is being filed solely to correct the inadvertent omission in the Form 10-Q of the "Cash and cash equivalents" number, as of June 30, 1999, on page 3.

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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             UNAUDITED
                                                                            JUNE 30, 1999     DECEMBER 31, 1998
                                                                            -------------     -----------------
                                 ASSETS
Real estate:
     Land                                                                    $   551,806         $   545,400
     Building and improvements                                                 2,315,999           2,280,069
     Accumulated depreciation                                                   (188,991)           (158,021)
                                                                             -----------         -----------
               Net real estate                                                 2,678,814           2,667,448
Cash and cash equivalents                                                         24,907              13,951
Marketable securities                                                              1,735               1,700
Receivables:
     Trade, less allowance for doubtful accounts of $14,560 and
       $11,636 at June 30, 1999 and December 31, 1998, respectively               24,216              23,422
     Other                                                                        22,899              16,621
Mortgages and notes receivable                                                   157,947             150,123
Prepaid expenses and deferred charges                                              8,937               6,181
Other assets                                                                      15,583              15,100
                                                                             -----------         -----------
                                                                             $ 2,935,038         $ 2,894,546
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

Dated:  December 7, 1999

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