Form 10-K
period 1999-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2000-03-22
CIK 798288

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
   FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-12244

                       NEW PLAN EXCEL REALTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      33-0160389
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

         1120 AVENUE OF THE AMERICAS                           (212) 869-3000
              NEW YORK, NY 10036                      (REGISTRANT'S TELEPHONE NUMBER)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          Securities registered pursuant to Section 12(b) of the Act:

  Common Stock, $0.01 par value per share         New York Stock Exchange
  Series A Cumulative Convertible Preferred       New York Stock Exchange
Stock
  Series B Cumulative Redeemable Preferred        New York Stock Exchange
Stock

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $1,130,968,000 as of March 10, 2000, based on the closing price of $13.375 on the NYSE on that date.

     As of March 10, 2000, the number of shares of common stock of the Registrant outstanding was 87,650,655.

     Documents incorporated by reference: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   22
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   22
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   23
Item 11.  Executive Compensation......................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   23
Item 13.  Certain Relationships and Related Transactions..............   23
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   23

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the "Registrant" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: national and local economic, business and real estate and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the impact of dramatic increases in electronic commerce; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisition and development (including the failure of acquisitions to close and pending developments to be completed on time and within budget); as well as other risks identified from time to time in this Annual Report on Form 10-K and in the other reports filed by the Company with the SEC or otherwise publicly disseminated by the Company.

ITEM 1. BUSINESS

GENERAL

     The Company, a self-administered and self-managed equity real estate investment trust ("REIT"), is a Maryland corporation and one of the nation's largest community and neighborhood shopping center companies. As of December 31, 1999, the Company owned interests in 303 retail properties (including one retail property under redevelopment, five office properties and two vacant land parcels) containing over 37 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 53 apartment communities (including three apartment communities under redevelopment) containing approximately 12,600 units in 14 states.

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

DESCRIPTION OF BUSINESS

     As of December 31, 1999, the Company owned interests in 303 retail properties (including one retail property under redevelopment, five office properties and two vacant land parcels) containing over 37 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 53 apartment communities (including three apartment communities under redevelopment) containing approximately 12,600 units in 14 states. The average occupancy rates as of December 31, 1999 for the retail properties (including five office properties and excluding one retail property under redevelopment) and the apartment communities (excluding the three apartment communities under redevelopment) were 92.3% and 90.8%, respectively.

     The Company maintains its principal executive offices at 1120 Avenue of the Americas, New York, New York 10036, where its telephone number is (212) 869-3000.

Strategy and Philosophy

     The following is a brief discussion of the Company's current strategies and policies concerning management, acquisitions, dispositions, investments, finances and operations. The Company may however, from time to time, alter or change one or more of these strategies or its policies in these areas.

     The Company's primary objective is to acquire, own and manage a portfolio of commercial retail properties and apartment communities that will provide increasing cash flow for quarterly distributions to stockholders while protecting investor capital and providing potential for capital appreciation. The Company seeks to achieve this objective by (i) aggressively managing and, where appropriate, redeveloping its existing operating properties, (ii) continuing to acquire well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality, and well-located income-producing apartment communities at a discount to replacement cost and (iii) continuing to maintain a strong and flexible financial position to facilitate growth.

  Aggressive Management

     The Company aggressively manages its retail properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally recognized anchor tenants. The Company regularly monitors the physical condition of its retail properties and the financial condition of its retail tenants. The Company follows a schedule of regular physical maintenance at its retail properties with a view toward tenant expansions, renovations and refurbishing to preserve and increase the value of these properties. The Company currently is upgrading existing facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting at certain of its retail properties.

     In addition, the Company believes that average rents from its apartment portfolio are below market and can be increased with a focus on renovation and refurbishment. These renovations and refurbishments include interior improvements such as carpet, counter tops, vanities, appliances and lighting. Exterior improvements include driveways, landscaping, lighting, new signage, roofs, windows and other exterior building improvements. The Company's objectives regarding selection of those properties to be renovated or refurbished is based upon a review of a number of variables. These variables include strength of the market in which the property is located, current occupancy at the property compared to occupancy within the local market, current rentals, anticipated return on additional investments, and maintenance or improvement of market share. The Company may contract for renovation and refurbishment work with third parties and will manage the construction progress in an attempt to minimize the disturbance to ongoing property operations. The Company believes that these improvements will preserve and increase the value of these properties over time.

     The Company has field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of the Company's properties in its region. The Company also has an office in Salt Lake City, Utah whose efforts are dedicated solely to renovations, acquisitions and dispositions of the Company's properties, as well as joint venture developments and redevelopments of the Company's properties. The Company seeks to increase the cash flow and portfolio value of its existing properties primarily through contractual rent increases during the lease term, reletting of existing space at higher rents, expansion of existing properties and the minimization of overhead and operating costs.

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

     Acquisitions through Partnerships. The Company may from time to time enter into joint venture partnership arrangements with third parties for the acquisition and management of properties. The Company also may acquire properties from unaffiliated property owners in exchange for units of limited partnership interest in a partnership that the Company controls. These partnership units generally are redeemable for cash or, in the sole discretion of the general partner of the partnership, for shares of the Company's common stock. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions. The Company formed Excel Realty Partners, L.P., a Delaware limited partnership in which a wholly owned subsidiary of the Company is the sole general partner ("ERP"), to facilitate these transactions.

     Development through Joint Venture Financing. The Company may from time to time finance properties under development, generally where the developer previously has (i) obtained all entitlements required to complete the development and (ii) identified principal tenant(s) that will occupy the property. Under this financing method, the Company typically makes a subordinated loan to the developer. Upon completion of the project, the Company may have the option to purchase the property. The Company believes that this method of financing gives the Company opportunities to purchase developed properties and property portfolios at capitalization rates slightly higher than those which might otherwise be available after completion of development. Certain of these transactions have been and will be completed through the Company's development affiliate, ERT Development Corporation, a Delaware corporation ("ERT").

     Acquisitions of Real Estate Companies/Portfolios. The Company may acquire various public and private real estate companies and real estate portfolios in an effort to position itself as an industry consolidator. The Company's strategy is to capitalize on the benefits of size, market capitalization, liquidity and financial strength that can be gained from consolidation.

  Disposition of Properties

     The Company continually analyzes each asset in its portfolio and identifies those properties which can be sold or exchanged (to the extent consistent with REIT qualification requirements) for optimal sales prices or exchange values, given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio by disposing of properties which have limited growth potential and redeploying capital into newer properties or properties where the Company's aggressive management techniques may maximize property values. The Company may engage from time to time in like-kind property exchanges which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

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

  Financing Strategy

     The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties. In these instances, the Company generally receives property management and leasing fees in addition to a disproportionate share of the profits after a preferred return is received by the institutional partner. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt and (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties.

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

     Soil and groundwater contamination exists at certain of the Company's properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethyleme (associated with the operations of on-site dry cleaners), petroleum hydrocarbons (associated with the operations of on-site auto repair facilities) and methyl tertiary butyl ether (from unknown sources). The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be in the range of approximately $2.8 million to $6.5 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including, in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance, however, that the prior owners will perform their obligations under these agreements, although in certain cases prior owners have set aside funds in escrow with respect to their performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company's purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray-applied fireproofing materials) exist at certain of the Company's properties. The Company currently estimates that the total cost of remediation of asbestos minerals at these properties will be approximately $3 million, although there can be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company.

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

RECENT DEVELOPMENTS

  Medium-Term Notes Program

     On February 3, 1999, the Company established a program for the sale of up to $500 million aggregate principal amount of medium-term notes due nine months or more from date of issue. On July 15, 1999, the Company issued $175 million aggregate principal amount of notes under its medium-term notes program in two series. The Company issued $150 million with a 10-year maturity and a coupon of 7.4% and $25 million of another series with a 30-year maturity and a coupon of 7.5%. On September 10, 1999, following the internal merger transaction described below, the Company re-established its medium-term notes program in the aggregate principal amount of $325 million. On November 12, 1999, the Company issued $49 million aggregate principal amount of notes under its medium-term notes program with a four-year maturity and a coupon of 7.33%.

  Internal Merger Transaction

     On August 5, 1999, the Company consummated an internal merger transaction pursuant to which substantially all of the assets and liabilities of New Plan Realty Trust, a wholly owned subsidiary of the Company, were merged into the Company and thereby became direct assets and liabilities of the Company. In connection with this transaction, all of the Trust's outstanding publicly issued debt (i.e., debt issued under New Plan Realty Trust's Indenture dated as of March 29, 1995) was assumed by the Company. In addition, as a result of the merger transaction, the existing guarantees by New Plan Realty Trust of certain of the Company's outstanding publicly issued debt (i.e., debt issued under the Company's Indenture dated as of February 3, 1999) were terminated in accordance with the terms of the Indenture.

  New Chief Executive Officer and President

     On February 23, 2000, Glenn J. Rufrano was appointed Chief Executive Officer and President of the Company. Mr. Rufrano also has been appointed to the Company's Investment Committee, and will be nominated to serve on the Company's Board of Directors. Mr. Rufrano succeeds Arnold Laubich, who has retired as both CEO and President.

  Term Loan Agreement with Fleet National Bank

     On March 7, 2000, the Company established a term loan facility with Fleet National Bank, pursuant to which the Company may draw down up to $75 million through April 27, 2000. Loans drawn under this facility will mature on March 5, 2001 and accrue interest at LIBOR plus 80 basis points (based on the Company's current credit rating). The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the Company's two revolving credit facilities with The Bank of New York.

COMPETITION

     The success of the Company depends upon, among other factors, the trends of the economy, including interest rates, income tax laws, increases or decreases in operating expenses, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, the financial condition and stability of tenants, the impact of dramatic increases in electronic commerce, the availability of financing and capital on satisfactory terms, the ability of the Company to compete with others for tenants and keep its properties leased at profitable levels and construction costs. The Company competes for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.

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

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 750 individuals (including executive, administrative and field personnel).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in the business of managing, operating, leasing, acquiring, developing, redeveloping and investing in retail properties (including five office properties and two vacant land parcels) and apartment communities. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1. See "-- Description of Business -- Strategy and Philosophy" above.

RISK FACTORS

     Set forth below are the risks that the Company believes are material to investors who purchase or own the securities of the Company that are not otherwise described in this Annual Report on Form 10-K.

The Company is Dependent on Key Personnel

     The Company depends upon the efforts of its executive officers. The loss of the services of one or more of the Company's executive officers or of certain other key personnel could have a material adverse effect on the Company. The Company has not obtained "key man" insurance with respect to any members of its executive management team, however, and does not expect that it will purchase such insurance in the foreseeable future.

Performance and Share Value are Subject to Risks Associated with the Real Estate Industry

     The Company Faces the Risks of All Real Estate Companies. If the Company's assets do not generate income sufficient to pay expenses and maintain properties, it may not be able to service debt or pay expected dividends to stockholders. A number of factors may adversely affect the economic performance of the Company and the value of its properties. These factors include changes in the national, regional and local economic climate, local conditions, such as an oversupply of space in properties like those owned by the Company, or a reduction in demand for such properties, the attractiveness of its properties to tenants, competition from other available properties, the impact of dramatic increases in electronic commerce, changes in market rental rates and the need to periodically repair, renovate and relet space. The Company's performance also depends on its ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and the Company is unable to make the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, interest rate levels, the availability of financing and changes in laws and governmental regulations (including those governing usage, zoning, the environment and taxes) may adversely affect the Company's financial condition.

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

     Increasing Consumer Purchases through the Internet could Reduce Demand for the Company's Retail Space. Consumer purchases through the Internet have increased dramatically in the last few years, and rapid growth in electronic commerce likely will continue in the foreseeable future. Electronic commerce could adversely impact market rents for retail space and, therefore, the Company's financial position and ability to service debt and pay dividends to stockholders.

     The Company May be Unable to Renew Leases or Relet Space as Leases
Expire. If the Company's tenants decide not to renew their leases upon expiration, the Company may not be able to relet the space. Even if the tenants do renew or the Company can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms or than expectations for the space. As of December 31, 1999, leases were scheduled to expire on a total of approximately 39% of the space at the Company's retail properties through the end of 2003. If the Company is unable promptly to renew the leases or relet this space, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the results of operations and financial condition may be adversely affected. Consequently, cash flow and ability to service debt and pay dividends to stockholders could be adversely affected.

     The Company is Dependent upon the Financial Health of its Tenants. The Company's financial position and ability to pay dividends may be affected by financial difficulties experienced by a major tenant, including a bankruptcy, insolvency or general downturn in business. The bankruptcy or insolvency of one or more major tenants or a number of smaller tenants may have an adverse impact on the Company's properties and on the income produced by such properties. As of December 31, 1999, the Company's largest retail tenants were Kmart and Wal-mart, whose scheduled annualized base rents represented 5.3% and 3.8%, respectively, of the Company's total annualized base rents.

     New Projects May Fail to Perform as Expected. The Company intends to continue selectively acquiring and developing community and neighborhood shopping centers, other retail and commercial properties and apartment communities. Newly acquired and newly developed properties may fail to perform as expected. The Company's management may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. New developments are subject to a number of risks, including construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws. These development risks may result in increased project costs and the incurrence of costs for developments that are not pursued to completion.

     Competition for Acquisitions May Result in Increased Prices for Properties. The Company competes for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. This competition has increased prices for the types of properties in which the Company invests.

     Because Real Estate Property Investments are Illiquid, the Company May Not be Able to Dispose of Properties when Appropriate. Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT's ability to dispose of properties. The Company may not be able to vary its portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in economic or other conditions could adversely affect the Company's financial condition and ability to service debt and pay dividends to stockholders.

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

Debt Financing, Financial Covenants, Degree of Leverage and Increases in Interest Rates Could Adversely Affect the Company's Economic Performance

     Scheduled Debt Payments Could Adversely Affect the Company's Financial Condition. The Company's business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. The Company may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, even if it can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. The total principal amount of the Company's outstanding indebtedness was approximately $1.2 billion as of December 31, 1999. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, cash flow may not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and the Company's ability to service debt and pay expected dividends to stockholders.

     Financial Covenants Could Adversely Affect the Company's Financial Condition. If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of income and asset value. Certain of the mortgages contain customary negative covenants which, among other things, limit the Company's ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, the credit facilities and indentures under which the Company's senior uncollateralized indebtedness is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company's ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company's assets and engage in mergers and consolidations and certain acquisitions. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company's financial condition and results of operations.

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

     The Company is Subject to Interest Rate Risk. Increases in interest rates, or the loss of the benefits of any hedging agreements of the Company, would increase the Company's interest expense, which would adversely affect cash flow and the Company's ability to service its debt and pay dividends to stockholders. As of December 31, 1999, the Company had $188.7 million outstanding under its uncollateralized revolving credit facilities under which advances bear interest at floating interest rates. One is a $122.5 million credit facility that expires in November 2000, and the other is a $122.5 million credit facility that expires in November 2002. As of December 31, 1999, the Company also had approximately $116 million in floating rate notes and mortgages outstanding, with $52 million maturing in May 2000, $12 million maturing in August 2000, $2 million maturing in November 2000 and approximately $50 million maturing in various amounts not exceeding $10 million each on various dates from July 2001 to June 2029. The Company was not a party to any hedging agreements with respect to its floating rate debt as of December 31, 1999. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities to fixed rate liabilities, they would expose the Company to the risk that the counterparties to such hedge agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expenses, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expenses as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

The Ability of Stockholders to Effect Changes in Control of the Company is
Limited

     Provisions of the Company's Charter and Bylaws Could Inhibit Changes in Control. Certain provisions of the Company's charter and bylaws may delay or prevent a change in control of the Company or other transactions that could provide stockholders with a premium over the then-prevailing market price of their common stock or that might otherwise be in the best interests of the stockholders. These include a staggered Board of Directors, a stockholder rights plan and the Company's share ownership limit described two paragraphs below. Also, any future series of preferred stock of the Company may have certain voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of the stockholders.

     The Company Could Adopt Maryland Law Limitations on Changes in
Control. Certain provisions of Maryland law applicable to REITs prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding shares, or with an affiliate of the REIT who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the outstanding voting shares (a so-called "interested stockholder"), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, the REIT's common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its common shares. The Board of Directors of the Company has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Company. The Board of Directors may, however, repeal this election in most cases and cause the Company to become subject to these provisions in the future.

     The Company Has a Share Ownership Limit. To facilitate maintenance of the Company's REIT qualification and for other strategic reasons, the Company's charter generally prohibits any person from acquiring or holding shares of the Company's preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of stock of the Company. The Company's Board of Directors may exempt a person from this ownership limit under specified conditions. Absent an exemption or a waiver, shares of stock that are purportedly transferred in excess of the ownership limit will be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the purported transferee will not acquire any rights in such shares. This ownership limit could delay or prevent a change in control of the Company and, therefore, could adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for their shares.

The Company Does Not Control its Development Business

     To facilitate maintenance of its REIT qualification, the Company has an investment in and has made substantial loans to a noncontrolled company, ERT, that is engaged in the real estate development business, and has guaranteed approximately $103 million of indebtedness of ERT. At December 31, 1999, amounts outstanding relating to the guarantees was $93.6 million. Although the Company owns 95% of the economic interest in ERT, the voting stock of ERT is owned by a private company controlled by an executive officer (and director) of the Company. The Company therefore does not control the timing or amount of dividends or the management and operations of this company. As a result, decisions relating to the declaration and payment of dividends and the business policies and operations of this company could be adverse to the Company's interests or could lead to adverse financial results, which could adversely affect the Company's financial condition and results of operations.

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

     Market Interest Rates May Affect the Value of the Company's Publicly Traded Securities. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher dividend rate. Higher interest rates would not, however, result in more dividends and, in fact, likely would increase borrowing costs and potentially decrease funds available for dividends. Thus, higher market interest rates could cause the market price of the Company's publicly traded securities to go down.

The Company is Dependent on External Sources of Capital

     To qualify as a REIT the Company must, among other things, distribute to its stockholders each year at least 95% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, the Company likely will not be able to fund all future capital needs, including capital for acquisitions, with income from operations. The Company therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. The Company's access to third-party sources of capital depends on a number of things, including the market's perception of the Company's growth potential and the Company's current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase leverage.

The Company's Classification as a REIT is Dependent on Compliance with Federal Income Tax Requirements

     Failure of the Company to Qualify as a REIT Would Have Serious Adverse Consequences to Stockholders. The Company believes that its predecessor companies, New Plan Realty Trust and Excel Realty Trust, Inc., qualified for taxation as REITs for federal income tax purposes since their first elections to be taxed as REITs for the taxable years ended July 31, 1972 and December 31, 1987, respectively. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within the Company's control. For example, to qualify as a REIT, at least 95% of the Company's gross income must come from certain sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 95% of its REIT taxable income (excluding any net capital gains). The fact that the Company holds certain of its assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company's REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for the Company to remain qualified as a REIT.

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

     The Company Could be Disqualified as a REIT or Have to Pay Taxes if its Predecessor Companies Did Not Qualify as REITs. If either New Plan Realty Trust or Excel Realty Trust, Inc., whose businesses were combined in a merger transaction on September 28, 1998 to form the Company, failed to qualify as a REIT throughout the duration of its existence, it might have had undistributed "C corporation earnings and profits." If that were the case and either of the Company's predecessor companies did not distribute such earnings and profits prior to the merger transaction, the Company might not qualify as a REIT. The Company believes that each of the predecessor companies qualified as a REIT and that, in any event, neither of the predecessor companies had any undistributed "C corporation earnings and profits" at the time of the merger transaction. If either of the predecessor companies failed to qualify as a REIT, it would have recognized taxable gain at the time of the merger transaction (and the Company would be liable for the tax on such gain). This would be the case even though the merger transaction qualified as a "tax-free reorganization," unless the Company makes a special election that is available under current law. The Company will make such an election with respect to each of the predecessor companies. This election will have the effect of requiring the Company, if either of the predecessor companies was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the merger transaction on assets acquired in the transaction if such assets are sold within 10 years after the transaction. Finally, if either of the predecessor companies did not qualify as a REIT, the Company could be precluded from electing REIT status for up to four years after the year in which that predecessor company failed to qualify if the Company were determined to be a "successor" to that predecessor company.

ITEM 2.  PROPERTIES

     As of December 31, 1999, the Company owned interests in 303 retail properties (including one retail property under redevelopment, five office properties and two vacant land parcels) and 53 apartment communities (including three apartment communities under redevelopment). Properties held by ERT are excluded from the table below. The following table sets forth certain information as of December 31, 1999 regarding the Company's properties on a state-by-state basis:

                                              RETAIL PROPERTIES                               APARTMENT COMMUNITIES
                              -------------------------------------------------------------------------------------------------
                                                                     PERCENT OF                                      PERCENT OF
                                                          GROSS      SCHEDULED                   TOTAL               SCHEDULED
                              NUMBER OF     PERCENT      LEASABLE      RETAIL     NUMBER OF    NUMBER OF   PERCENT   APARTMENT
           STATE              PROPERTIES     LEASED        AREA        ABR(1)     PROPERTIES     UNITS     LEASED      ABR(1)
           -----              ----------   ----------   ----------   ----------   ----------   ---------   -------   ----------
Alabama.....................       7          98.7%        760,014       1.7%          9         2,271      93.3%       18.6%
Arizona.....................      12          95.8%      1,107,370       3.6%         --            --        --          --
Arkansas....................       2         100.0%        105,459       0.2%         --            --        --          --
California..................      17          93.1%      2,504,151      10.3%         --            --        --          --
Colorado....................       2         100.0%        352,156       1.6%         --            --        --          --
Delaware....................       2          94.5%        243,934       0.5%          2           303      92.4%        2.6%
Florida.....................      18          93.3%      2,693,482       7.6%          2           539      95.2%        5.8%
Georgia.....................      34          91.0%      3,097,715       7.0%          2           420      96.7%        3.8%
Illinois....................      10          97.6%      1,231,057       4.2%         --            --        --          --
Indiana.....................      14          92.6%        964,472       2.0%          3           893      86.3%        6.8%
Iowa........................       5          91.4%        604,896       1.2%         --            --        --          --
Kentucky....................       9          93.6%      1,456,210       3.4%          3           539      90.4%        4.7%
Louisiana...................       2          98.6%        261,518       0.6%          3         1,244      86.6%       10.2%
Maryland....................       3          75.1%        380,529       0.9%         --            --        --          --
Michigan....................      13          90.5%      2,120,220       6.1%         --            --        --          --
Minnesota...................       3          97.4%         85,898       0.4%         --            --        --          --
Missouri....................       4          87.3%        726,703       4.0%          1           309      94.2%        3.0%
Nebraska....................       3         100.0%         70,513       0.2%         --            --        --          --
Nevada......................       3          97.7%        587,377       2.0%         --            --        --          --
New Jersey..................       9          95.8%      1,133,595       4.2%         --            --        --          --
New York....................      26          86.8%      3,440,210       7.6%          2           308      94.5%        2.5%
North Carolina..............      17          94.7%      1,801,132       4.0%          2           463      89.2%        4.8%
Ohio........................      22          88.4%      3,181,127       7.0%          5           925      87.2%        8.2%
Oklahoma....................       1         100.0%         45,510       0.1%         --            --        --          --
Pennsylvania................      20          92.9%      2,280,379       6.6%          1           130      96.9%        1.3%
South Carolina..............       5          94.6%        376,324       1.1%          4           816      91.2%        6.7%
Tennessee...................      16          94.5%      1,874,187       4.6%         11         2,480      89.1%       21.0%
Texas.......................       7          98.7%        500,995       1.5%         --            --        --          --
Utah........................       1          97.6%        587,550       1.2%         --            --        --          --
Virginia....................      12          90.2%      1,676,495       3.8%         --            --        --          --
West Virginia...............       3          94.2%        354,938       0.8%         --            --        --          --
                                 ---         -----      ----------     -----          --        ------      ----       -----
                                 302          92.3%     36,606,116     100.0%         50        11,640      90.8%      100.0%
                                 ===         =====      ==========     =====          ==        ======      ====       =====

                                  RETAIL PROPERTIES -- UNDER REDEVELOPMENT         APARTMENT COMMUNITIES -- UNDER REDEVELOPMENT
                              ---------------------------------------------------------------------------------------------------
                                                                     PERCENT OF                                        PERCENT OF
                                                          GROSS      SCHEDULED                   TOTAL                 SCHEDULED
                              NUMBER OF     PERCENT      LEASABLE      RETAIL     NUMBER OF    NUMBER OF    PERCENT    APARTMENT
           STATE              PROPERTIES     LEASED        AREA        ABR(1)     PROPERTIES     UNITS       LEASED      ABR(1)
           -----              ----------   ----------   ----------   ----------   ----------   ----------   --------   ----------
Florida.....................       1           N/A         679,661       N/A
Kentucky....................                                                           1            244        N/A         N/A
Ohio........................                                                           2            676        N/A         N/A
                                 ---                    ----------                    --         ------
                                 303                    37,285,777                    53         12,560
                                 ===                    ==========                    ==         ======

---------------
(1) ABR represents annualized base rent (contractual minimum lease payments as of December 31, 1999).

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any material pending legal proceedings nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "NXL." As of March 1, 2000, there were approximately 13,743 registered record holders of the Company's common stock, plus those who hold their shares in street name. The following table sets forth the high and low sales price, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 1999 and 1998 with respect to the Company's common stock:

                                                                         CASH
                                                                       DIVIDENDS
                                              HIGH(1)      LOW(1)     DECLARED(1)
                                              --------    --------    -----------
1998:
     First quarter........................    $29.6875    $25.2600      $0.4170
     Second quarter.......................     25.0000(2)  21.6667(2)    0.4170
     Third quarter........................     25.0000     21.5000       0.4170
     Fourth quarter.......................     23.6875     20.0625       0.4000
1999:
     First quarter........................    $22.5625    $18.7500      $0.4025
     Second quarter.......................     20.6875     18.0000       0.4050
     Third quarter........................     19.2500     17.6250       0.4075
     Fourth quarter.......................     18.0000     14.7500       0.4100

---------------
(1) The high and low sales price and cash dividends declared prior to the merger transaction on September 28, 1998 are those of Excel Realty Trust, Inc., and have been adjusted to reflect the 20% stock dividend that Excel Realty Trust, Inc. paid in connection with the merger transaction. The actual cash dividends declared by Excel Realty Trust, Inc. were $0.50 for each of the first, second and third quarters of 1998.

(2) On March 31, 1998, Excel Realty Trust, Inc. consummated a spin-off of Excel Legacy Corporation through the distribution, on a pro-rata basis, to the holders of Excel Realty Trust, Inc.'s common stock, of all of the common stock of Excel Legacy Corporation held by Excel Realty Trust, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

     The financial information included in the following table has been derived from the audited consolidated financial statements for the periods indicated. This information should be read together with the audited financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

     On September 28, 1998, Excel Realty Trust, Inc. ("Excel") and New Plan Realty Trust (the "Trust") consummated a merger whereby a wholly owned subsidiary of Excel was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel (the "Merger"). As a result of the Merger, the shareholders of the Trust immediately prior to the Merger owned approximately 65% of the Company's common stock outstanding immediately following the Merger. In connection with the merger transaction, Excel changed its name to "New Plan Excel Realty Trust, Inc."

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

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                            FIVE MONTHS
                                              YEAR ENDED       ENDED                   YEARS ENDED JULY 31,
                                             DECEMBER 31,   DECEMBER 31,   ---------------------------------------------
                                                 1999           1998          1998         1997        1996       1995
                                             ------------   ------------   ----------   ----------   --------   --------
STATEMENT OF INCOME DATA:
Revenue....................................   $  438,027     $  155,921    $  250,259   $  206,821   $167,606   $130,576
Expenses...................................      295,171         99,693       159,645      129,781     97,484     68,088
                                              ----------     ----------    ----------   ----------   --------   --------
                                                 142,856         56,228        90,614       77,040     70,122     62,488
Minority interest..........................       (1,299)          (457)           --           --         --         --
Gain/(loss) on sales of properties and
  securities, net..........................        7,956             34           (41)          (3)       399        228
                                              ----------     ----------    ----------   ----------   --------   --------
Net income.................................      149,513         55,805        90,573       77,037     70,521     62,716
Preferred dividends........................      (22,777)        (6,914)       (5,850)        (461)        --         --
                                              ----------     ----------    ----------   ----------   --------   --------
Net income applicable to common
  shareholders.............................   $  126,736     $   48,891    $   84,723   $   76,576   $ 70,521   $ 62,716
                                              ==========     ==========    ==========   ==========   ========   ========
Net income per common share
    Basic..................................   $     1.43     $     0.63    $     1.43   $     1.31   $   1.25   $   1.19
    Diluted................................   $     1.42     $     0.62    $     1.42   $     1.30   $   1.25   $   1.18
Weighted average number of common shares
  outstanding
    Basic..................................       88,662         77,481        59,365       58,461     56,484     52,894
    Diluted................................       90,440         79,396        59,774       58,735     56,642     53,040
OTHER DATA:
Distributions per common share.............   $    1.625     $    0.678    $    1.475   $    1.435   $  1.395   $  1.355
                                              ==========     ==========    ==========   ==========   ========   ========
BALANCE SHEET DATA AS OF
  THE END OF EACH PERIOD:
Total assets...............................   $2,953,141     $2,896,568    $1,386,831   $1,263,958   $948,477   $800,006
Long-term debt obligations.................    1,220,451      1,105,271       576,888      478,207    238,426    206,652
Shareholders' equity.......................    1,611,519      1,662,242       766,833      747,719    662,438    573,900

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred stock, use of the Company's revolving credit facilities and financing from uncollateralized notes and mortgage debt have been the principal sources of capital required to fund its growth.

     In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include excess cash flow, the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties. The Company's financing strategy is to maintain a strong and flexible financial position by
(i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt and (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties.

     As of December 31, 1999, the Company had approximately $12.0 million in available cash, cash equivalents and marketable securities.

     The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility expires in November 2000 and the other expires in November 2002. As of December 31, 1999, the Company had $188.7 million outstanding under these facilities. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, on March 7, 2000, the Company established a term loan facility with Fleet National Bank, pursuant to which the Company may draw down up to $75 million through April 27, 2000. Loans drawn under this facility will mature on March 5, 2001, and accrue interest at LIBOR plus 80 basis points (based on the Company's current credit rating). The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York.

     In addition to outstanding amounts on the Company's credit facilities, debt as of December 31, 1999 consisted of $341.6 million of mortgages payable having a weighted average interest rate of 7.8% and $662.7 million of notes payable with a weighted average interest rate of 7.2%. Of this debt, $115.8 million bear variable interest rates. Additionally, the Company has $1.2 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $16.0 million (approximately U.S. $11.1 million as of December 31, 1999) which are sensitive to currency exchange rate fluctuations. The Company has guaranteed approximately $103 million of indebtedness of ERT. At December 31, 1999, loan amounts outstanding related to these guarantees was approximately $93.6 million. ERT has third-party debt of $84 million, excluding notes payable to the Company, having a weighted average interest rate of 9.0%. The Company provides substantially all of the capital required to fund ERT's operations.

     In November 1998, the Company filed a $1 billion shelf registration statement. This registration statement was filed for the purpose of issuing debt securities, preferred stock, depository shares, common stock, warrants or rights. On February 3, 1999, the Company established under this shelf registration statement a program for the sale of up to $500 million aggregate principal amount of medium-term notes due nine months or more from date of issue. On July 15, 1999, the Company issued $175 million aggregate principal amount of notes under its medium-term notes program in two series. The Company issued $150 million with a 10-year maturity and a coupon of 7.4% and $25 million of another series with a 30-year maturity and a coupon of 7.5%. The net proceeds of these issuances were used to reduce the outstanding balance on the Company's credit facility. In September 1999, the Company re-established its medium-term notes program in the aggregate principal amount of $325 million. On November 12, 1999, the Company issued

$49 million aggregate principal amount of notes under its medium-term notes program with a four-year maturity and a coupon of 7.33%.

     In October 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 1999, 1,231,000 shares had been repurchased and retired at an average purchase price of $16.36 per share. In May 1999, an additional 1,226,000 shares were purchased from seven executives, all formerly of Excel, who resigned. The purchase price was $21 per share.

     Other sources of funds are available to the Company. Based on management's internal evaluation of the Company's properties, many of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

     The Company has three classes of preferred stock outstanding as of December 31, 1999: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

     The current quarterly dividend on the Company's common stock is $.4125 per share. The maintenance of this dividend will be subject to various factors, including the discretion of the Board of Directors of the Company, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT.

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

     Soil and groundwater contamination exists at certain of the Company's properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethyleme (associated with the operations of on-site dry cleaners), petroleum hydrocarbons (associated with the operations of on-site auto repair facilities) and methyl tertiary butyl ether (from unknown sources). The Company currently estimates that the total cost of remediation of environmental conditions at these properties will be in the range of approximately $2.8 million to $6.5 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of the properties (including, in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance, however, that the prior owners will perform their obligations under these agreements, although in certain cases prior owners have set aside funds in escrow with respect to their performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company's purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray-applied fireproofing materials) exist at certain of the Company's properties. The Company currently estimates that the total cost of remediation of asbestos minerals at these properties will be approximately $3 million, although there can be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

     The Company's Year 2000 review involved (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase to the extent practical or feasible, (iii) the testing of such remedies, and (iv) the preparation of contingency plans to deal with worst case scenarios. As of the date of this report, the Company has not encountered any material business interruptions or adverse financial consequences related to the Year 2000 issue.

     The Company currently estimates that the total historical and anticipated remaining costs related to the Year 2000 issue will be immaterial to the Company's financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value as issued. SFAS No. 133 is effective January 1, 2000; however, SFAS 137, "Deferral of the Effective Date of SFAS 133," extends the effective date for the Company to January 2001. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial statements.

     At its meeting on October 27, 1999, NAREIT's leadership clarified the industry's supplemental performance measure to confirm that funds from operations should include all operating results, both recurring and nonrecurring, except for those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable operating properties. The clarification is effective for years beginning January 1, 2000.

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

Twelve Months Ended December 31, 1999 Compared to the Twelve Months Ended December 31, 1998

     The results of operations reflected in the Consolidated Statements of Income and Comprehensive Income include post-Merger results for the twelve months ended December 31, 1999 and the five months ended December 31, 1998. The following includes pro forma financial information for the year ended December 31, 1998 presented as if the Merger had been consummated on January 1, 1998 in order to make the comparison of 1999 and 1998 more informative. Except as stated otherwise, the discussions below relate to comparison of actual results for the twelve-month period ended December 31, 1999 to pro forma results for the twelve-month period ended December 31, 1998. The pro forma results are not necessarily indicative of what the results would have been if the Merger actually occurred on January 1, 1998.

     The actual results of operations for the twelve months ended December 31, 1998 have been derived by aggregating the estimated results of operations and cash flows for the month ended January 31, 1998, the amounts reported for the three months ended April 30 and July 31, 1998, and the actual results for the five months ended December 31, 1998 (which reflect the Merger as of September 28, 1998).

                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998         1998
                                                              (ACTUAL)   (PRO FORMA)   (ACTUAL)
                                                              --------   -----------   --------
Revenues
     Retail.................................................  $337,004    $322,884     $225,931
     Residential............................................    77,477      74,415       71,662
     Interest, dividend and other...........................    23,546      21,253        7,840
                                                              --------    --------     --------
          Total revenues....................................   438,027     418,552      305,433
Expenses
     Operating costs........................................    90,612      81,614       68,737
     Real estate and other taxes............................    38,929      36,380       27,286
     Interest...............................................    81,412      71,902       49,655
     Depreciation and amortization..........................    62,912      58,865       40,416
     Provision for doubtful accounts........................     6,144       6,285        5,366
     Non-recurring charges..................................     8,497          --           --
     General and administrative.............................     6,665       7,719        3,758
                                                              --------    --------     --------
          Total expenses....................................   295,171     262,765      195,218
                                                              --------    --------     --------
Income before real estate sales and minority interest.......   142,856     155,787      110,215
Sale of real estate/securities..............................     7,956         371           58
Minority interest in income from partnership................    (1,299)     (1,684)        (457)
                                                              --------    --------     --------
Net Income..................................................  $149,513    $154,474     $109,816
                                                              ========    ========     ========
Net income per share:
     Basic..................................................  $   1.43    $   1.49     $   1.48
                                                              ========    ========     ========
     Diluted................................................  $   1.42    $   1.46     $   1.47
                                                              ========    ========     ========

     All changes between 1998 actual results and 1999 actual results are primarily attributable to the Merger as well as the impact of property acquisitions made by Excel during 1998. Accordingly, the following discussions reflect a comparison of pro forma 1998 data to actual 1999 data.

     The Company acquired 36 properties between January 1, 1998 and December 31, 1999, including 31 retail and five residential properties. These retail acquisitions produced increased revenue of $16.2 million in 1999. In addition, revenue in the current period was reduced $1.1 million because of the sale of six properties and was reduced $1.7 million because of an adjustment of common area maintenance revenue relating to certain properties. The remaining retail revenue change was an increase of $0.7 million, or 0.2%. The residential acquisitions produced increased revenue of $3.9 million and the sale of two properties reduced revenue by $0.5 million in fiscal year 1999. The remaining residential revenue change was a decrease of $0.4 million, or 0.5%.

     The increase in interest, dividend and other revenues was primarily the result of the following factors. The net effect of an interest revenue increase and equity revenue decrease from ERT Development Corporation was a decrease of $2.8 million. This decrease was offset by increases in interest revenues from development notes receivable of $1.1 million, currency gains of $1.8 million, financing commitment fees revenue of $1.4 million and an insurance recovery of $0.5 million. The remaining interest, dividend and other revenue change was an increase of $0.3 million, or 1.0%.

     Property acquisitions and the assumption of related debt resulted in $14.3 million of the $32.4 million increase in total expenses, including a $5.6 million increase in operating costs, $4.0 million in additional depreciation, $1.8 million in additional real estate and taxes, and $2.9 million in interest expense. The remaining $3.4 million increase in operating costs is principally attributable to increases in snow removal, professional service costs and turnover costs in the residential division during the current year. The remaining $6.6 million increase in interest expense was primarily the result of increased borrowings in connection with property acquisitions, severance costs and common stock repurchases resulting from the resignation of seven executives, all formally of Excel Realty Trust, Inc. and the purchase by the Company of Excel Realty Partners, L.P. partnership units. The decrease of $1.1 million in general and administrative costs relates primarily to staff reductions in the closing of the Company's San Diego office which was partially offset by a non-recurring increase in professional fees of approximately $0.8 million related to a terminated acquisition of another company. The $8.5 million non-recurring charge is a result of payments of $1.7 million in severance payments, $6.0 million in stock compensation expense related to the settlement of outstanding stock options and $0.8 million of other costs related to the resignation of the aforementioned seven executives in April 1999.

Five Months Ended December 31, 1998 Compared to Five Months Ended December 31, 1997

     The actual results of operations for the five-month period ended December 31, 1998 only include operations of Excel from September 28, 1998 to December 31, 1998. Therefore, certain pro forma comparisons are included which have been presented as if the Merger had been consummated on August 1, 1998 and 1997, respectively. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the Merger actually occurred on August 1, 1998 and 1997, respectively (in thousands, except for per share amounts):

                                                          FIVE MONTHS    FIVE MONTHS    FIVE MONTHS
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1998           1998           1997
                                                            (ACTUAL)     (PRO FORMA)      (ACTUAL)
                                                          ------------   ------------   ------------
Total revenues..........................................    $155,921       $179,092       $100,457
Expenses:
     Operating costs....................................      32,764         32,233         25,325
     Real estate and other taxes........................      13,456         15,655          9,047
     Interest...........................................      27,168         32,339         14,309
     Depreciation and amortization......................      21,366         25,644         12,544
     Provision for doubtful accounts....................       2,825          2,884          1,675
     General and administrative.........................       2,114          2,849          1,143
                                                            --------       --------       --------
          Total expenses................................      99,693        111,604         64,043
Gain/(loss) on sale of real estate/securities...........          34             34            (67)
Minority interest in income from partnership............        (457)          (739)            --
                                                            --------       --------       --------
Net income..............................................    $ 55,805       $ 66,783       $ 36,347
                                                            ========       ========       ========
Net income per share:
     Basic..............................................    $   0.63       $   0.66       $   0.62
                                                            ========       ========       ========
     Diluted............................................    $   0.62       $   0.64       $   0.61
                                                            ========       ========       ========

     Excel acquired 22 properties from August 1997 to September 1998 which are reflected in the pro forma results of operations for the five months ended December 31, 1998 and 1997 above. As previously discussed, however, operations of Excel are included in actual results only for the period from the Merger to December 31, 1998. In addition to the acquisitions Excel has made, the Company acquired 23 properties from August 1997 to December 1998.

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

     Of the $155.9 million in revenue in 1998, $32.5 million related to the 54 apartment communities and $117.9 million related to the 301 property retail portfolio (including four office buildings and two vacant land parcels). Interest, dividend and other income accounted for $5.5 million in revenue. In 1997, $27.2 million of revenue related to the apartment portfolio, $71.6 million related to the retail portfolio, and $1.7 million related to interest and dividends.

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

Pro Forma Comparison

     On a pro forma basis, total revenues increased $28.9 million to $179.1 million, or 19%. Of this increase, $28.2 million relates to the acquisition of 45 properties since August 1997. Also in 1997, the Company recognized income from its equity investment in ERT in the amount of $1.8 million, compared to a loss in 1998 of $1.1 million which is included in the expenses below. The remaining difference in revenue between the periods is $2.5 million and is primarily a result of net increases in rentals from the remaining portfolio of properties.

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

     Expenses increased $29.8 million to $159.6 million, or 23%. Operating costs, real estate and other taxes, and depreciation and amortization increased primarily because of property acquisitions. Interest expense increased $8.6 million to $36.8 million, primarily due to a higher level of outstanding uncollateralized notes and mortgage debt during fiscal 1998. The increase in the provision for doubtful accounts reflects a larger revenue base and a higher level of receivables. Administrative expenses as a percentage of revenue remained constant at 1.1% of revenue compared to fiscal 1997.

Funds From Operations

     The Company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities, plus depreciation and amortization on real estate and amortized leasing commission costs, and non-recurring items. FFO is not a substitute for cash flows from operating activities or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs. The following information is included to show the items included in the Company's FFO for the past periods indicated (in thousands, except per share amounts):

                                          YEAR       FIVE MONTHS    FIVE MONTHS
                                         ENDED          ENDED          ENDED       YEAR ENDED   YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JULY 31,     JULY 31,
                                          1999           1998           1997          1998         1997
                                      ------------   ------------   ------------   ----------   ----------
Net income..........................    $149,513       $55,805        $36,347       $ 90,573     $ 77,037
     Preferred dividends............     (22,777)       (6,914)        (2,437)        (5,850)        (461)
     Minority interest..............       1,299           457             --             --           --
                                        --------       -------        -------       --------     --------
Net income applicable to common
  shareholders -- diluted...........     128,035        49,348         33,910         84,723       76,576
(Gains)/loss on real estate and
  securities........................      (7,956)          (34)            67             41            3
Dilutive preferred A dividends......       3,343            --             --             --           --
Depreciation and amortization,
  including depreciation relating to
  equity investments................      66,389        21,366         12,544         31,622       25,006
Non-recurring charge................       8,497            --             --             --           --
                                        --------       -------        -------       --------     --------
Funds from operations...............    $198,308       $70,680        $46,521       $116,386     $101,585
                                        ========       =======        =======       ========     ========
Weighted average of common shares
  outstanding -- diluted............      92,397        79,396         59,720         59,774       58,735
                                        ========       =======        =======       ========     ========
FFO per share -- diluted............    $   2.15       $  0.89        $  0.78       $   1.95     $   1.73
                                        ========       =======        =======       ========     ========

     Preferred A shares have a dilutive effect on the FFO calculation. On a pro forma basis, FFO would have been $83,974 and $72,318 for the five months ended December 31, 1998 and 1997, had the Merger been consummated on August 1, 1998 and 1997, respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Increases in interest rates would increase the Company's interest expense, which would adversely affect the Company's cash flow. As of December 31, 1999, the Company had approximately $305 million of outstanding floating rate debt. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.2 billion of outstanding total debt of the Company and the approximately $3.0 billion of total assets of the Company.

     The Company was not a party to any hedging agreements with respect to its floating rate debt as of December 31, 1999. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities into fixed rate liabilities, such agreements would expose the Company to the risk that the counterparties to such hedge agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

     If the market rates of interest on the Company's variable rate debt change by 10% (or approximately 70 basis points) the Company's interest expense would change by approximately $2.0 million, assuming the amount of the Company's outstanding floating rate debt remains at $305 million, the balance at December 31, 1999.

     As of December 31, 1999, the Company had notes receivable in the total amount of Canadian $16 million (approximately U.S. $11.1 million as of December 31, 1999). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of December 31, 1999.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2000 (the "Proxy Statement") under the captions "Proposal 1 -- Election of Directors," "Executive Compensation and Other Information" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance."

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

     (b) Reports on Form 8-K filed during the three months ended December 31, 1999.

     None.

     (c) Exhibits. The following documents are filed as exhibits to this report:

 *3.1 Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 3.01 to Amendment No. 1 to the
        Company's Registration Statement on Form S-3, File No.
        33-59195.
 *3.2   Articles of Amendment of Articles of Amendment and
        Restatement of the Charter of the Company filed as Exhibit
        4.4 to the Company's Registration Statement on Form S-3,
        File No. 333-65211.
 *3.3   Amended and Restated Bylaws of the Company filed as Exhibit
        4.6 to the Company's Registration Statement on Form S-3,
        File No. 333-65211.
 *3.4   Amendments to the Bylaws of the Company, dated April 21,
        1999, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999.
 *3.5 Amendments to the Bylaws of the Company, dated June 3, 1999, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999.
  3.6   Amendments to the Bylaws of the Company, dated February 7,
        2000.
 *4.1 Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible
        Preferred Stock filed as Exhibit 4.01 to the Company's
        Current Report on Form 8-K dated February 7, 1997.

 *4.2 Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable
        Preferred Stock filed as Exhibit 4.02 to the Company's
        Current Report on Form 8-K dated January 14, 1998.
 *4.3   Articles Supplementary relating to the Series C Junior
        Participating Preferred Stock of the Company, which may in the future be issued under the Company's Rights Plan filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
 *4.4 Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up
        Premium Rate Preferred Stock filed as Exhibit 4.5 to the
        Company's Registration Statement on Form S-3, File No.
        333-65211.
*10.1 Amended and Restated 1993 Stock Option Plan of the Company filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223.
*10.2 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, dated September 28,
        1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.3 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit
        10.5 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
 10.4 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999.
 10.5 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000.
*10.6 Directors' Amended and Restated 1994 Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.7   Amendment to the Amended and Restated 1994 Directors' Stock
        Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company's Annual Report on Form
        10-K/A for the year ended December 31, 1998.
 10.8   Amendment to the Amended and Restated 1994 Directors' Stock
        Option Plan of the Company, dated February 17, 2000.
*10.9   New Plan Realty Trust 1997 Stock Option Plan filed as
        Exhibit 4.1 to the Company's Registration Statement on Form
        S-8, File No. 333-65221.
*10.10 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221.
*10.11  Amended and Restated New Plan Realty Trust 1985 Incentive
        Stock Option Plan filed as Exhibit 4.3 to the Company's
        Registration Statement on Form S-8, File No. 333-65221.
*10.12  New Plan Realty Trust March 1991 Stock Option Plan and
        Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the
        Company's Registration Statement on Form S-8, File No.
        333-65221.
 10.13 Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent.
 10.14  Guaranty, dated as of November 17, 1999, by and among New
        Plan Realty Trust, Excel Realty Trust -- ST, Inc. and The
        Bank of New York, as administrative agent.
 10.15 Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent.
 10.16  Guaranty, dated as of November 17, 1999, by and among New
        Plan Realty Trust, Excel Realty Trust -- ST, Inc. and The
        Bank of New York, as administrative agent.

*10.17 Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as
        Exhibit 4.01 to the Company's Registration Statement on Form
        S-3, File No. 33-59195, as amended, on May 9, 1995.
*10.18 First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.02 to the Company's
        Registration Statement on Form S-3, File No. 333-24615, as amended, on April 4, 1997.
*10.19 Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.01 to the Company's
        Current Report on Form 8-K dated July 3, 1997.
*10.20 Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of
        Boston, as Trustee filed as Exhibit 4.2 to New Plan Realty
        Trust's Registration Statement on Form S-3, File No.
        33-60045.
*10.21 First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty
        Trust, Inc. and State Street Bank and Trust Company filed as
        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*10.22 Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as
        Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.
*10.23  Amended and Restated Agreement of Limited Partnership of
        Excel Realty Partners, L.P., dated as of June 25, 1997, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
*10.24  First Amendment to Amended and Restated Agreement of Limited
        Partnership of Excel Realty Partners, L.P., dated as of
        August 20, 1999, by and among New Plan DRP Trust, New Plan
        Excel Realty Trust, Inc. and the current and future partners in the partnership filed as Exhibit 10.3 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999.
*10.25 Master Separation Agreement, dated as of April 21, 1999, among New Plan Excel Realty Trust, Inc., ERT Development
        Corporation and Excel Legacy Corporation filed as Exhibit
        10.1 to the Company's Current Report on Form 8-K dated April
        22, 1999.
*10.26  Resignation and Release Agreement, dated as of April 21,
        1999, entered into between the Company and Gary B. Sabin filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 22, 1999.
*10.27  Resignation and Release Agreement, dated as of April 21,
        1999, entered into between the Company and Richard B. Muir filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 22, 1999.
*10.28 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub,
        Inc. and New Plan Realty Trust filed, as Exhibit 2.1 to the
        Company's Registration Statement on Form S-4, File No.
        333-61131.
*10.29  Rights Agreement, dated as of May 15, 1998, between the
        Company and BankBoston, N.A., filed as Exhibit 4 to the Company's Report on Form 8-A dated May 19, 1998.
*10.30  First Amendment to Rights Agreement, dated as of February 8,
        1999, between the Company and BankBoston, N.A. filed as
        Exhibit 4.1 to the Company's Report on Form 8-A/A (Amendment
        No. 1) dated May 5, 1999.
*10.31  Dividend Reinvestment and Share Purchase Plan filed as
        Exhibit 4.7 to the Company's Registration Statement on Form
        S-3, File No. 333-65211.

*10.32  Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit
        10.39 to the Company's Annual Report on Form 10-K/A for the
        year ended December 31, 1998.
*10.33  Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit
        10.1 to the Company's Current Report on Form 8-K, dated
        March 9, 2000.
*10.34  Employment Agreement, dated as of September 25, 1998, by and between the Company and James M. Steuterman, filed as
        Exhibit 10.43 to the Company's Annual Report on Form 10-K/A
        for the year ended December 31, 1998.
*10.35  Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit
        10.45 to the Company's Annual Report on Form 10-K/A for the
        year ended December 31, 1998.
 10.36  Employment Agreement, dated as of September 25, 1998, by and between the Company and James DeCicco.
*10.37  Support Agreement, dated as of May 14, 1998, by William
        Newman to the Company, filed as Exhibit 10.7 to the
        Company's Registration Statement on Form S-4, File No.
        333-61131, dated August 11, 1998.
*10.38  Agreement, dated as of February 23, 2000, by and between the
        Company and Arnold Laubich, filed as Exhibit 10.9 to the
        Company's Current Report on Form 8-K, dated March 9, 2000.
 10.39  Unconditional Guaranty of Payment and Performance, dated as of January 28, 2000, by the Company (Pointe Orlando).
*10.40  Unconditional Guaranty of Payment and Performance, dated as of January 13, 1997, by the Company (Briar Preston Ridge),
        filed as Exhibit 10.49 to the Company's Annual Report on
        Form 10-K/A for the year ended December 31, 1998.
 10.41  Term Loan Agreement, dated as of March 7, 2000, between the
        Company and Fleet National Bank
 10.42  Guaranty, dated as of March 7, 2000, by the Trust and Excel
        Realty Trust -- ST, Inc.
 12     Ratio of Earnings to Fixed Charges.
 21     Subsidiaries of the Registrant.
 23     Consent of PricewaterhouseCoopers LLP.
 27(1)  Financial Data Schedule.

---------------
* Incorporated herein by reference as above indicated.
(1) Filed as exhibit to electronic filing only.

     (d) Financial Statement Schedules. The following documents are filed as a part of this report:

     The response to this portion of Item 14 is submitted as a separate section of this report.

                  NEW PLAN REALTY TRUST INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
 1.  CONSOLIDATED STATEMENTS
     Report of Independent Auditors..............................   F-2
     Consolidated Balance Sheets
       December 31, 1999, December 31, 1998 and July 31, 1998....   F-3
     Consolidated Statements of Income and Comprehensive Income
       for the Year ended December 31, 1999, the Five Months
       ended December 31, 1998 and the Years ended July 31, 1998
       and 1997..................................................   F-4
     Consolidated Statements of Changes in Shareholders' Equity
       for the Year ended December 31, 1999, the Five Months
       ended December 31, 1998, and the Years ended July 31, 1998
       and 1997..................................................   F-5
     Consolidated Statements of Cash Flows for the Year ended
       December 31, 1999, the Five Months ended December 31, 1998
       and the Years ended July 31, 1998, and 1997...............   F-6
     Notes to Consolidated Financial Statements..................   F-7

 2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
     Schedule II -- Valuation and Qualifying Accounts............  F-23
     Schedule III -- Real Estate and Accumulated Depreciation....  F-24
     Schedule IV -- Mortgage Loans on Real Estate................  F-51

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of New Plan Excel Realty Trust, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries at December 31, 1999 and 1998 and July 31, 1998, and the related consolidated results of their operations and cash flows for the year ended December 31, 1999, the five months ended December 31, 1998 and each of the two years in the period ended July 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            PricewaterhouseCoopers LLP

New York, New York
February 17, 2000

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             DECEMBER 31, 1999, DECEMBER 31, 1998 AND JULY 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,    JULY 31,
                                                                  1999           1998          1998
                                                              ------------   ------------   ----------
Real estate:
  Land......................................................   $  552,146     $  545,400    $  272,176
  Building and improvements.................................    2,328,499      2,280,069     1,180,562
  Accumulated depreciation..................................     (216,274)      (158,021)     (136,978)
                                                               ----------     ----------    ----------
        Net real estate.....................................    2,664,371      2,667,448     1,315,760
Cash and cash equivalents...................................       10,834         13,951        26,284
Marketable securities.......................................        1,190          1,700         1,787
Receivables:
  Trade, less allowance for doubtful accounts of $13,897,
    $11,636 and $7,926 at December 31, 1999, December 31,
    1998 and July 31, 1998, respectively....................       30,225         23,422        14,025
  Other, net................................................       15,825         12,155         3,682
Mortgages and notes receivable..............................       59,142         50,065        13,878
Prepaid expenses and deferred charges.......................       13,076          6,181         7,823
Investment in and loans to ERT Development Corporation......      150,432        113,779            --
Other assets................................................        8,046          7,867         3,592
                                                               ----------     ----------    ----------
        Total assets........................................   $2,953,141     $2,896,568    $1,386,831
                                                               ==========     ==========    ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgages payable, including unamortized premium of $9,921 and $12,345 at December 31, 1999 and 1998,
    respectively............................................   $  341,643     $  388,185    $  114,099
Notes payable, net of unamortized discount of $2,264, $1,141 and $1,211 at December 31, 1999, December 31, 1998 and
  July 31, 1998 respectively................................      662,736        489,235       462,789
Credit facilities...........................................      188,721        200,500            --
Capital leases..............................................       27,351         27,351            --
Other liabilities...........................................       88,591         81,263        37,520
Tenant security deposits....................................        7,480          7,141         5,590
                                                               ----------     ----------    ----------
        Total liabilities...................................    1,316,522      1,193,675       619,998
                                                               ----------     ----------    ----------
Minority interest in partnership............................       25,100         40,651            --
                                                               ----------     ----------    ----------
Commitments and contingencies...............................           --             --            --
Stockholders' equity:
  Preferred stock, Series A: $.01 par value, 25,000 shares
    authorized: 4,600 shares designated as 8 1/2% Series A
    Cumulative Convertible Preferred 1,507 and 2,124
    outstanding at December 31, 1999 and 1998, respectively;
    Series B: 6,300 depository shares, each representing
    1/10 of one share of 8 5/8% Series B Cumulative
    Redeemable Preferred, 630 outstanding at December 31,
    1999 and 1998; Series D: 1,500 depositary shares, each
    representing 1/10 of one share of Series D Cumulative
    Voting Step-Up Premium Rate Preferred, 150 shares
    outstanding at December 31, 1999, December 31, 1998 and
    July 31, 1998...........................................           23             29        72,775
  Common stock, $.01 par value, 250,000 shares authorized;
    87,555 and 88,384 shares issued and outstanding as of
    December 31, 1999 and 1998, respectively................          875            884            --
Shares of beneficial interest, no par value, 59,874 shares
  outstanding at
  July 31, 1998.............................................           --             --       759,853
Additional paid-in capital..................................    1,708,186      1,735,207            --
Accumulated other comprehensive income......................          214            726           813
Accumulated distribution in excess of net income............      (97,779)       (74,604)      (66,608)
                                                               ----------     ----------    ----------
        Total stockholders' equity..........................    1,611,519      1,662,242       766,833
                                                               ----------     ----------    ----------
        Total liabilities and stockholders' equity..........   $2,953,141     $2,896,568    $1,386,831
                                                               ==========     ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 FOR THE YEAR ENDED DECEMBER 31, 1999, THE FIVE MONTHS ENDED DECEMBER 31, 1998
                                      AND
                     THE YEARS ENDED JULY 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED
                                                YEAR ENDED    FIVE MONTHS ENDED   -------------------
                                               DECEMBER 31,     DECEMBER 31,      JULY 31,   JULY 31,
                                                   1999             1998            1998       1997
                                               ------------   -----------------   --------   --------
Revenues:
  Rental income and related revenues.........    $414,481         $150,411        $246,309   $202,093
  Interest, dividend and other income........      23,546            5,510           3,950      4,728
                                                 --------         --------        --------   --------
          Total revenues.....................     438,027          155,921         250,259    206,821
                                                 --------         --------        --------   --------
Expenses:
  Operating costs............................      90,612           32,764          61,417     52,584
  Real estate and other taxes................      38,929           13,456          22,850     18,449
  Interest...................................      81,412           27,168          36,815     28,256
  Depreciation and amortization..............      62,912           21,366          31,622     25,006
  Provision for doubtful accounts............       6,144            2,825           4,171      3,283
  Non-recurring charge.......................       8,497               --              --         --
  General and administrative.................       6,665            2,114           2,770      2,203
                                                 --------         --------        --------   --------
          Total expenses.....................     295,171           99,693         159,645    129,781
                                                 --------         --------        --------   --------
  Income before real estate sales and
     minority interest.......................     142,856           56,228          90,614     77,040
Gain/(loss) on sale of real estate and
  securities.................................       7,956               34             (41)        (3)
Minority interest in income of partnership...      (1,299)            (457)             --         --
                                                 --------         --------        --------   --------
Net income...................................     149,513           55,805          90,573     77,037
Other comprehensive income (loss):
  Unrealized gain (loss) on securities for
     the period..............................        (512)             (87)           (244)       414
                                                 --------         --------        --------   --------
Comprehensive income.........................    $149,001         $ 55,718        $ 90,329   $ 77,451
                                                 ========         ========        ========   ========
Net income available to common stock --
  basic......................................    $126,736         $ 48,891        $ 84,723   $ 76,576
                                                 ========         ========        ========   ========
Net income available to common stock --
  diluted....................................    $128,035         $ 49,348        $ 84,723   $ 76,576
                                                 ========         ========        ========   ========
Basic earnings per common share..............    $   1.43         $   0.63        $   1.43   $   1.31
                                                 ========         ========        ========   ========
Diluted earnings per common share............    $   1.42         $   0.62        $   1.42   $   1.30
                                                 ========         ========        ========   ========
Average shares outstanding -- basic..........      88,662           77,481          59,365     58,461
                                                 ========         ========        ========   ========
Average shares outstanding -- diluted........      90,440           79,396          59,774     58,735
                                                 ========         ========        ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED DECEMBER 31, 1999, THE FIVE MONTHS ENDED DECEMBER 31, 1998
                                      AND
                THE YEARS ENDED JULY 31, 1998 AND JULY 31, 1997
                                 (IN THOUSANDS)

                                                                    SHARES OF BENEFICIAL
                                                                         INTEREST/                       ACCUMULATED
                                                 PREFERRED STOCK        COMMON STOCK       ADDITIONAL       OTHER
                                                -----------------   --------------------    PAID-IN     COMPREHENSIVE
                                                NUMBER    AMOUNT    NUMBER      AMOUNT      CAPITAL        INCOME
                                                ------   --------   -------   ----------   ----------   -------------
Balance at July 31, 1996......................     --    $     --   58,069    $ 719,080    $       --      $  643
Net income....................................     --          --       --           --            --          --
Dividends paid................................     --          --       --           --            --          --
Dividend reinvestment.........................     --          --      750       16,475            --          --
Exercise of stock options.....................     --          --      115        2,456            --          --
Unrealized holding gain on marketable
  securities..................................     --          --       --                         --         414
Issuance of preferred shares..................    150      72,775       --           --            --          --
                                                -----    --------   ------    ---------    ----------      ------
Balance at July 31, 1997......................    150      72,775   58,934      738,011            --       1,057
Net income....................................     --          --       --           --            --          --
Dividends paid................................     --          --       --           --            --          --
Dividend reinvestment.........................     --          --      765       18,197            --          --
Exercise of stock options.....................     --          --      175        3,645            --          --
Unrealized holding gain on marketable
  securities..................................     --          --       --           --            --        (244)
                                                -----    --------   ------    ---------    ----------      ------
Balance at July 31, 1998......................    150      72,775   59,874      759,853            --         813
Net income....................................     --          --       --           --            --          --
Dividends.....................................     --          --       --           --            --          --
Dividend reinvestment.........................     --          --      235        4,373            --          --
Merger transactions...........................  2,755     (72,746)  28,275     (763,342)    1,735,207          --
Unrealized holding gain on marketable
  securities..................................     --          --       --           --            --         (87)
                                                -----    --------   ------    ---------    ----------      ------
Balance at December 31, 1998..................  2,905          29   88,384          884     1,735,207         726
Net income....................................     --          --       --           --            --          --
Dividends.....................................     --          --       --           --            --          --
Dividend reinvestment.........................     --          --      907            9        17,155          --
Exercise of stock options.....................     --          --       66            1         1,334          --
Shares repurchased and retired................     --          --   (2,457)         (25)      (45,510)         --
Conversion of preferred shares................   (618)         (6)     655            6            --          --
Unrealized holding gain on marketable
  securities..................................     --          --       --           --            --        (512)
                                                -----    --------   ------    ---------    ----------      ------
Balance at December 31, 1999..................  2,287    $     23   87,555    $     875    $1,708,186      $  214
                                                =====    ========   ======    =========    ==========      ======


                                                 ACCUMULATED
                                                DISTRIBUTIONS       TOTAL
                                                IN EXCESS OF    STOCKHOLDERS'
                                                 NET INCOME         EQUITY
                                                -------------   --------------
Balance at July 31, 1996......................    $ (57,286)      $  662,437
Net income....................................       77,037           77,037
Dividends paid................................      (83,825)         (83,825)
Dividend reinvestment.........................           --           16,475
Exercise of stock options.....................           --            2,456
Unrealized holding gain on marketable
  securities..................................           --              414
Issuance of preferred shares..................           --           72,775
                                                  ---------       ----------
Balance at July 31, 1997......................      (64,074)         747,769
Net income....................................       90,573           90,573
Dividends paid................................      (93,107)         (93,107)
Dividend reinvestment.........................           --           18,197
Exercise of stock options.....................           --            3,645
Unrealized holding gain on marketable
  securities..................................           --             (244)
                                                  ---------       ----------
Balance at July 31, 1998......................      (66,608)         766,833
Net income....................................       55,805           55,805
Dividends.....................................      (63,801)         (63,801)
Dividend reinvestment.........................           --            4,373
Merger transactions...........................           --          899,119
Unrealized holding gain on marketable
  securities..................................           --              (87)
                                                  ---------       ----------
Balance at December 31, 1998..................      (74,604)       1,662,242
Net income....................................      149,513          149,513
Dividends.....................................     (172,688)        (172,688)
Dividend reinvestment.........................           --           17,164
Exercise of stock options.....................           --            1,335
Shares repurchased and retired................           --          (45,535)
Conversion of preferred shares................           --               --
Unrealized holding gain on marketable
  securities..................................           --             (512)
                                                  ---------       ----------
Balance at December 31, 1999..................    $ (97,779)      $1,611,519
                                                  =========       ==========

   The accompanying notes are an integral part of the consolidated financial statements

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEAR ENDED DECEMBER 31, 1999, THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND THE YEARS ENDED JULY 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                    YEAR ENDED
                                                             YEAR ENDED    FIVE MONTHS ENDED   ---------------------
                                                            DECEMBER 31,     DECEMBER 31,      JULY 31,    JULY 31,
                                                                1999             1998            1998        1997
                                                            ------------   -----------------   ---------   ---------
Cash flows from operating activities:
  Net income..............................................   $ 149,513         $  55,805       $  90,573   $  77,037
  Adjustments to reconcile net income to net cash provided
    by operations:
    Depreciation and amortization.........................      62,912            21,366          31,622      25,006
    Amortization of premium/discount on mortgages and
      notes payable.......................................      (3,547)               --              --          --
    Foreign currency gain.................................        (674)               --              --          --
    Provision for bad debts...............................       6,144             2,825           4,171       3,283
    (Gain)/loss on sale of properties, net................      (7,956)              (34)             67          10
    Loss on sale of securities, net.......................          --                --             (26)         (7)
    Minority interest in income of partnership............       1,299               457              --          --
    Equity in loss of affiliate...........................       3,169             1,123              --          --
    Cash received in connection with the Merger...........          --             4,892              --          --
    Change in investment in and accrued interest on loans
      to ERT Development Corporation......................     (10,977)               --              --          --
  Changes in operating assets and liabilities, net:
    Change in trade receivable............................     (12,947)           (6,673)         (6,161)     (3,733)
    Change in other receivables...........................      (7,739)          (13,257)             88        (355)
    Change in other liabilities...........................      (1,950)          (18,076)          4,161       3,475
    Change in sundry assets and liabilities...............     (11,392)            3,152          (2,988)        605
                                                             ---------         ---------       ---------   ---------
        Net cash provided by operating activities.........     165,855            51,580         121,507     105,321
                                                             ---------         ---------       ---------   ---------
Cash flows from investing activities:
  Real estate acquisitions and building improvements......     (55,719)          (34,959)       (123,036)   (282,607)
  Proceeds from real estate sales, net....................      28,350               329             (67)      3,862
  Mortgage loans..........................................     (14,373)          (26,948)             --          --
  Loans to ERT Development Corporation....................     (28,845)               --              --          --
  Repayments of mortgage notes receivable.................       5,713               479           9,229         491
  Sales of marketable securities..........................          84                --              29         484
  Purchases of marketable securities......................          (2)               --              (1)         (2)
  Purchase of minority interest...........................     (22,415)               --              --          --
                                                             ---------         ---------       ---------   ---------
        Net cash used in investing activities.............     (87,207)          (61,099)       (113,846)   (277,772)
                                                             ---------         ---------       ---------   ---------
Cash flows from financing activities:
  Proceeds from issuing notes.............................     224,000           135,500          50,000     235,144
  Principal payments of mortgages and notes payable.......     (98,850)         (113,427)         (3,401)    (32,362)
  Dividends paid..........................................    (166,443)          (28,934)        (93,107)    (83,825)
  Minority interest distributions paid....................      (3,249)             (910)             --          --
  Issuance of preferred stock.............................          --                --              --      72,775
  Issuance of common stock/beneficial interest............          --             4,673          21,842      18,931
  Proceeds from dividend reinvestment plan................      17,164                --              --          --
  Repayment of credit facility............................    (458,417)               --              --          --
  Proceeds from credit facility...........................     446,637                --              --          --
  Proceeds from exercise of stock options.................       1,335                --              --          --
  Payments for the repurchase of common stock.............     (43,942)               --              --          --
  Repayment of loans receivable for the purchase of common
    stock.................................................          --               284             508         269
                                                             ---------         ---------       ---------   ---------
        Net cash (used in) provided by financing
          activities......................................     (81,765)           (2,814)        (24,158)    210,932
                                                             ---------         ---------       ---------   ---------
        Net increase (decrease) in cash and cash
          equivalents.....................................      (3,117)          (12,333)        (16,497)     38,481
Cash and cash equivalents at beginning of year............      13,951            26,284          42,781       4,300
                                                             ---------         ---------       ---------   ---------
Cash and cash equivalents at end of year..................   $  10,834         $  13,951       $  26,284   $  42,781
                                                             =========         =========       =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization

     Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. New Plan Realty Trust (the "Trust") was organized in 1972 as a Massachusetts business trust. On September 28, 1998, Excel and the Trust consummated a merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"), whereby ERT Merger Sub, Inc., a wholly owned subsidiary of Excel, was merged with and into the Trust with the Trust surviving as a wholly owned subsidiary of Excel (the "Merger"). The Merger was approved by the stockholders of Excel and the shareholders of the Trust at special meetings held on September 25, 1998. In connection with the consummation of the Merger, Excel changed its name to New Plan Excel Realty Trust, Inc. (the "Company"). The Company is operated as a self-administered, self-managed real estate investment trust ("REIT") which owns and operates residential and retail properties throughout the United States.

  Change in Fiscal Year

     As discussed in Note 21 below, the Merger was treated as a purchase by the Trust of assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements. Because the Trust, as the accounting acquirer, had a fiscal year end of July 31, immediately following the Merger the Company and the Trust adopted a fiscal year end of December 31, beginning with a short fiscal year ending on December 31, 1998. The actual results of operations for the five month period ended December 31, 1998 include operations of Excel only from September 28, 1998 to December 31, 1998.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Excel Realty Partners, L.P., a Delaware limited partnership ("ERP"). All significant intercompany transactions and balances have been eliminated. The Company uses the equity method to account for its investment in ERT Development Corporation ("ERT"), a Delaware corporation (Note 6).

  Income Taxes

     The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. In order to maintain its qualification as a REIT, among other things, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax. The Company may be subject to tax by certain states that do not recognize a Real Estate Investment Trust as a legal entity. Provision for such taxes has been included in real estate and other taxes.

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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

  Real Estate

     Land, buildings and building improvements are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of 35 and 40 years for buildings and 5 to 40 years for building improvements. Tenant improvements are depreciated using the straight-line method over the life of the lease. Expenditures for maintenance and repairs are charged to expense as incurred and significant renovations are capitalized.

     The Company assesses whether there has been a permanent impairment in the value of its real estate by comparing its carrying amount to the aggregate undiscounted future cash flows without interest charges. Such cash flows consider factors such as expected future operating income, trends and prospects as well as the effects of demand, competition and other economic factors. Such market factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Company may recognize a loss if the income stream is not sufficient to recover its investment.

  Deferred Leasing and Loan Acquisition Costs

     Costs incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized over the life of the loan and charged to interest expense over the terms of the related debt agreements which approximates the effective interest method.

  Revenue Recognition

     Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. Certain of the leases provide for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved and are included on the Consolidated Statements of Income in rental income and related revenues. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are also included as rental revenues.

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to depreciable lives, impairments of real estate, the recovery of mortgage notes and trade accounts receivables and recovery of the Company's interest in ERT.

  Reclassifications

     Certain amounts on the Balance Sheet as of December 31, 1998 have been reclassified to conform to the current period's presentation. Other receivables includes amounts previously classified in stockholders' equity

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES of $2 million as loans receivable for purchase of shares of beneficial interest. Investment in and loans to ERT Development Corporation was classified formerly as other assets and mortgages receivable. Other liabilities and stockholders' equity as of December 31, 1998 has been revised to reflect the accrual of common dividends of $35 million declared as of December 31, 1998.

  Internal Software Costs

          Any costs associated with modifying computer software for Year 2000 compliance are expensed as incurred.

2. RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value as issued. SFAS No. 133 is effective January 1, 2000; however, SFAS 137, "Deferral of the Effective Date of SFAS 133", extends the effective date for the Company to January 2001. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial statements.

3. MARKETABLE SECURITIES:

          The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders' equity (in thousands):

                                          DECEMBER 31,       DECEMBER 31,         JULY 31,
                                              1999               1998               1998
                                          ------------       ------------         --------
Amortized cost/basis....................     $  976             $  974             $  974
Unrealized holding gains................        214                726                813
                                             ------             ------             ------
Fair value..............................     $1,190             $1,700             $1,787
                                             ======             ======             ======

     The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 1999 and 1998 and July 31, 1998, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

4. MORTGAGES, NOTES AND OTHER RECEIVABLES:

     The Company had the following mortgages and notes receivable, including notes from affiliates (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,   JULY 31,
                                                         1999           1998         1998
                                                     ------------   ------------   --------
Notes from development companies, monthly interest
  from 11% to 12% per annum. Maturity dates vary
  depending upon the completion or sale of certain
  properties.......................................    $33,334        $25,169      $    --
Note from a development company, effective interest
  rate of 10%, payable in Canadian dollars. Due May
  2003.............................................     11,113         10,439           --
Purchase money first mortgages, interest at 7.2% to
  10%. Due 2000 to 2001............................     10,738         10,738       11,480
Leasehold mortgages, interest at 10% to 12%. Due
  2008.............................................      2,650          2,460        2,186
Other..............................................      1,307          1,259          212
                                                       -------        -------      -------
          Total....................................    $59,142        $50,065      $13,878
                                                       =======        =======      =======

     The Company has notes receivable in the total amount of Canadian $16,050,000 (US $11,113,000, $10,439,000 and $0 at December 31, 1999, 1998 and
July 31, 1998, respectively) from a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on the Bay", and an adjacent building in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the joint venture.

     The Company established $43,646,000 in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $33,334,000 carry interest at 11% to 12% and are payable on the earlier of the sale of real estate or 2004.

     At December 31, 1999 and 1998, $9,663,000 and $8,548,000 of the other receivables on the accompanying balance sheet represents interest and dividends receivable, most of which represents interest receivable related to notes from development companies. The Company has assessed its ability to collect these receivables and expects to realize interest and principal in accordance with the terms of the notes.

5. EXCEL REALTY PARTNERS, L.P.:

     In 1995, ERP, a consolidated entity, was formed to own and manage certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their stipulated distributions. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common shares at the Company's option), cash and the assumption of mortgage debt. These units can convert to Company shares at exchange ratios from 1.0 to 1.4 Company shares for each unit. At December 31, 1999 and 1998, there were approximately 3,256,000 and 3,231,000 limited partner units outstanding of which the Company owned approximately 2,164,000 and 1,525,000 units. During 1999 the Company acquired an additional 634,000 units for $22.4 million in cash.

6. ERT DEVELOPMENT CORPORATION:

     In 1995, ERT was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. The Company owns 100% of the outstanding preferred shares of ERT. An officer and director of the Company owns all the common shares. The preferred shares are entitled

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES to receive 95% of dividends, if any. Cash requirements to facilitate ERT's transactions have primarily been obtained through borrowings from the Company.

     Investment in and loans to ERT are comprised of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Investment..................................................    $  4,227       $  7,332
Loans and accounts receivable...............................     129,790        100,058
Accrued interest............................................      16,415          6,389
                                                                --------       --------
                                                                $150,432       $113,779
                                                                ========       ========

     Interest and principal payments from ERT are primarily received upon the completion of development projects. Interest receivable from ERT was $16,415,000 and $6,488,000 at December 31, 1999 and 1998, respectively. Interest income recognized by the Company was $14,842,000 and $2,764,000 in 1999 and for the five months ended December 31, 1998, respectively.

     For the twelve months ended December 31, 1999 and the three months ended December 31, 1998, the equity in the losses of ERT recorded by New Plan Excel Realty Trust, Inc. was ($3.2 million) and ($1.1 million), respectively.

     Summary unaudited financial information for ERT is as follows (in thousands).

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
CONDENSED BALANCE SHEETS
Notes receivable from developers, December 31, 1999 and 1998
  interest at 10% to 12% and 10% to 20%, respectively.......    $ 33,405       $ 61,108
Real estate and other assets, net of depreciation...........     212,238         53,353
                                                                --------       --------
          Total Assets......................................    $245,643       $114,461
                                                                ========       ========
Notes payable to New Plan Excel Realty Trust, Inc. .........    $128,903       $100,058
Accrued interest payable to New Plan Excel Realty Trust,
  Inc. .....................................................      16,415          6,389
Construction and land loans.................................      84,013             --
Other liabilities...........................................      12,085            682
                                                                --------       --------
          Total liabilities.................................     241,416        107,129
Total stockholders' equity..................................       4,227          7,332
                                                                --------       --------
          Total liabilities and stockholders' equity........    $245,643       $114,461
                                                                ========       ========

                                                          YEAR ENDED    THREE MONTHS ENDED
                                                         DECEMBER 31,      DECEMBER 31,
                                                             1999              1998
                                                         ------------   ------------------
                                                                          (SEE NOTE 21)
CONDENSED STATEMENTS OF INCOME
Revenues...............................................    $ 20,107          $ 2,019
Interest expense to New Plan Excel Realty Trust,
  Inc. ................................................     (14,842)          (2,764)
Other expenses.........................................      (8,434)            (378)
                                                           --------          -------
          Net loss.....................................    $ (3,169)         $(1,123)
                                                           ========          =======

     At December 31, 1998, ERT's receivables include loans of approximately $29.7 million made to a partnership in which ERT held a 38.5% interest under a loan commitment related to a retail development

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES project in Florida. During the fourth quarter of 1999, ERT acquired the remaining 61.5% of Pointe Orlando (the joint venture partnership) and Pointe Orlando was consolidated with ERT. Inter-company balances have been eliminated in consolidation. Pointe Orlando has construction and land loans in the amount of $93.0 million, of which $84.0 million was outstanding at December 31, 1999 and $35.0 million is guaranteed by the Company. In addition, ERT also has an investment in a joint venture related to a retail development project in Texas. The Company has guaranteed $68.0 million of the loan on the project, which has an outstanding balance of $58.6 million and $32.8 million at December 31, 1999 and 1998, respectively.

7. MORTGAGES PAYABLE:

     Mortgages are collateralized by real estate and an assignment of rents. As of December 31, 1999, mortgages payable bear interest at rates ranging from 3.7% to 10.75%, having a weighted average of 7.8% per annum and maturity dates from 2000 to 2029. The principal payments required to be made on mortgages payable (excluding $9,921 of unamortized premium) are as follows (in thousands):

                          YEAR
                          ----
2000.....................................................   $ 59,027
2001.....................................................     41,605
2002.....................................................     33,349
2003.....................................................     19,120
2004.....................................................     22,300
Thereafter...............................................    156,321
                                                            --------
                                                            $331,722
                                                            ========

8. CREDIT FACILITIES:

     The Company has two revolving credit facilities each of which provides up to $122.5 million in uncollateralized advances from a group of banks. One facility expires in November 2000 and bears an interest rate of 62.5 basis points over LIBOR. As of December 31, 1999, the interest rate on this facility was 7.125%. The other expires in November 2002 and bears an interest rate of
57.5 basis points over LIBOR. As of December 31, 1999, the interest rate on this facility was 7.075%. At December 31, 1999, the Company had $188.7 million outstanding under these facilities. The covenants of the credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum interest coverage of 2 to 1.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

9. NOTES PAYABLE (IN THOUSANDS):

                                         FACE                DECEMBER 31,   DECEMBER 31,   JULY 31,
             DESCRIPTION                AMOUNT    DUE DATE       1999           1998         1998
             -----------               --------   --------   ------------   ------------   --------
7.75% Senior notes, effective
  interest rate 7.95%, net of
  unamortized discount; December 31,
  1999 and 1998 -- $806 and $957;
  respectively; July 31, 1998 --
  $1,019.............................  $100,000       2005     $ 99,194       $ 99,043     $ 98,981
6.80% Senior unsecured notes,
  effective interest rate 6.87%, net
  of unamortized discount; December
  31, 1999 and 1998 -- $136 and $184;
  respectively; July 31,
  1998 -- $192.......................    81,000       2002       80,864         80,816       80,808
6.875% Senior unsecured notes,
  effective interest rate 6.982%.....    75,000       2004       75,000         75,000           --
7.97% unsecured notes................    10,000       2026       10,000         10,000       10,000
Variable rate unsecured notes........    49,000         --           --         49,000       49,000
Variable rate unsecured notes........    10,000         --           --             --       10,000
5.95% unsecured notes................    49,000         --           --             --       49,000
7.65% unsecured notes................    25,000       2026       25,000         25,000       25,000
7.68% unsecured notes................    20,000       2026       20,000         20,000       20,000
Variable rate unsecured notes........    40,000       2000       40,000         40,000       40,000
7.35% unsecured notes................    30,000       2007       30,000         30,000       30,000
6.9% unsecured notes.................    50,000       2028       50,000         50,000       50,000
Variable rate unsecured notes........    10,000       2000       10,000         10,376           --
7.4% unsecured notes.................   150,000       2009      149,565             --           --
7.5% unsecured notes.................    25,000       2029       24,113             --           --
7.33% unsecured notes................    49,000       2003       49,000             --           --
                                                               --------       --------     --------
          Total......................                          $662,736       $489,235     $462,789
                                                               ========       ========     ========

     The Notes are uncollateralized and subordinate to mortgages payable and rank equally with debt under the revolving credit facilities. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually or quarterly and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. The principal payments (excluding $2,264 of unamortized discount) required to be made on notes payable are as follows (in thousands):

                          YEAR
                          ----
2000.....................................................   $ 50,000
2001.....................................................         --
2002.....................................................     81,000
2003.....................................................     49,000
2004.....................................................     75,000
Thereafter...............................................    410,000
                                                            --------
                                                            $665,000
                                                            ========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

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

11. OTHER LIABILITIES:

     Comprised of the following (in thousands):

                                                     DECEMBER 31,   DECEMBER 31,   JULY 31,
                                                         1999           1998         1998
                                                     ------------   ------------   --------
Property and other taxes payable...................    $13,385        $11,839      $10,523
Interest payable...................................     11,965          8,771        9,712
Accounts payable...................................      6,935          5,442        3,362
Dividend payable...................................     41,599         36,482           --
Accrued construction costs.........................      1,936          4,521        4,789
Deferred rent expense and rents received in
  advance..........................................      1,523          4,013        1,108
Amounts due seller of property.....................      1,365          1,823        1,952
Accrued professional and personnel costs...........      3,805          1,767        1,239
Acquisition costs..................................        235            806        1,120
Other..............................................      5,843          5,799        3,715
                                                       -------        -------      -------
          Total....................................    $88,591        $81,263      $37,520
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

     Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cumulative cost of remediation for these properties will be approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheet at December 31, 1999 is $3.2 million related to the clean-up of these asbestos minerals.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

13. LEASE AGREEMENTS:

     The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

                           YEAR
                           ----
2000.......................................................  $   925
2001.......................................................    1,108
2002.......................................................    1,054
2003.......................................................    1,228
2004.......................................................    1,142
Thereafter.................................................   10,067
                                                             -------
                                                             $15,524
                                                             =======

     For the year ended July 31, 1998, the lease for office space included contingent rentals for real estate tax escalations and operating expense in the amount of $10,000. There were no contingent rentals for the twelve months ended December 31, 1999, the five months ended December 31, 1998 or the year ended July 31, 1997. In addition, ground leases provide for fixed rent escalations and renewal options.

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

  Options

     The Company has two active stock option plans (the "Plans") and five option plans under which grants are no longer made. Pursuant to the seven plans, options have been granted to purchase shares of common stock of the Company (the "Shares") to officers, directors, and certain key employees of the Company. The two active plans are: the 1993 Employee Plan (the "1993 Plan") and the 1994 Directors Plan (the "1994 Plan"). The exercise price of a share pursuant to each of the Plans is required to be no less than the fair market value of a share on the date of grant. The vesting schedule for the 1993 Plan is determined at the time of grant by the option committee and the grants under the 1994 Plan vest 100% at the grant date. As of December 31, 1999, approximately 1.7 million option shares are available for grant under the 1993 Plan. The

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES total available for future grant is approximately 1.8 million option shares plus an aggregate amount equal to 2% of the total number of issued and outstanding shares of common stock as of December 31, 2000 and 2001. The total available for future grant under the 1994 Plan is approximately 177,000 option shares. The options outstanding at December 31, 1999, have exercise prices from $13.22 to $25.25 and have a weighted average remaining contractual life of 4.6 years. The total option shares under all seven plans exercisable at December 31, 1999 is approximately 3.1 million.

     Stock option and warrant activity are summarized as follows:

                                                                        WEIGHTED AVERAGE
                                                                         EXERCISE PRICE
                                                            OPTIONS        PER SHARE
                                                           ----------   ----------------
Outstanding at July 31, 1997.............................   2,513,200
Granted..................................................   1,450,250        $24.08
Exercised or forfeited...................................    (387,500)       $21.97
                                                           ----------
Outstanding at July 31, 1998.............................   3,575,950
Balance from Excel at date of Merger.....................   2,315,842        $19.71
Granted..................................................     135,500        $20.62
Exercised or forfeited...................................     (81,402)       $21.58
                                                           ----------
Outstanding December 31, 1998............................   5,945,890        $20.83
Granted..................................................     633,000        $19.92
Exercised or forfeited...................................  (1,338,662)       $17.27
                                                           ----------
Outstanding at December 31, 1999.........................   5,240,228        $21.62
                                                           ==========

     SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company.

     Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in the year ended December 31, 1999, net income would have been reduced by $1,160,000 from $149,513,000 to $148,353,000 ($1.42 per share -- basic and $1.40 per share -- diluted). In the five months ended December 31, 1998 would have been reduced by $677,000 from $55,805,000 ($0.63 per share -- basic and $0.62 per share -- diluted) to $55,128,000 ($0.62 per share -- basic and $0.61 per share -- diluted). In the year ended July 31, 1998, net income would have been reduced by $6,425,000, from $90,573,000 ($1.44 per share -- basic and $1.43 per share -- diluted) to $84,148,000 ($1.41 per share -- basic and diluted). In the year ended July 31, 1997, net income would have been reduced by $572,000, from $77,037,000 ($1.31 per share -- basic and $1.30 per share diluted) to $76,465,000 ($1.31 per share -- basic and $1.30 per share diluted).

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the five months ended December 31, 1998, and each of the three years ended December 31, 1999, July 31, 1998 and 1997, respectively: dividend yield of 6.70%, 8.74%, 6.14%, and 6.12%, respectively; expected volatility of 19.51%, 20.99%, 18.25%, and 19.30%, respectively; risk-free interest rate of 4.93%, 5.57%, 5.87%, and 6.66%, respectively; and expected life of 5.2 years, 4.6 years, 6.5 years and 6.3 years, respectively. The per share weighted average fair value at the dates of grant for options awarded for the above periods was $2.04, $1.47, $2.78, and $3.10, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

  Dividend Reinvestment Plan

     The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan") whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company. The additional shares will be purchased in the open market.

EARNINGS PER SHARE (EPS)

     In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                              YEAR ENDED
                                      YEAR ENDED    FIVE MONTHS ENDED          JULY 31,
                                     DECEMBER 31,      DECEMBER 31,      --------------------
                                         1999              1998           1998        1997
                                     ------------   ------------------   -------   ----------
BASIC EPS
Numerator:
  Net income.......................    $149,513          $55,805         $90,573    $77,037
  Preferred dividends..............     (22,777)          (6,914)         (5,850)      (461)
                                       --------          -------         -------    -------
  Net income available to common
     shares........................    $126,736          $48,891         $84,723    $76,576
                                       ========          =======         =======    =======
Denominator:
  Weighted average of common shares
     outstanding...................      88,662           77,481          59,365     58,461
                                       ========          =======         =======    =======
Earnings Per Share:................    $   1.43          $  0.63         $  1.43    $  1.31
                                       ========          =======         =======    =======
DILUTED EPS
Numerator:
  Net income.......................    $149,513          $55,805         $90,573    $77,037
  Preferred dividends..............     (22,777)          (6,914)         (5,850)      (461)
  Minority interest................       1,299              457              --         --
                                       --------          -------         -------    -------
  Net income available to common
     shares........................    $128,035          $49,348         $84,723    $76,576
                                       ========          =======         =======    =======
Denominator:
  Weighted average of common shares
     outstanding...................      88,662           77,481          59,365     58,461
  Effect of diluted securities:
  Common stock options and
     warrants......................          22              594             409        274
  ERP third party units............       1,756            1,321              --         --
                                       --------          -------         -------    -------
                                         90,440           79,396          59,774     58,735
                                       ========          =======         =======    =======
Earnings Per Share:................    $   1.42          $  0.62         $  1.42    $  1.30
                                       ========          =======         =======    =======
  Preferred A shares are
     anti-dilutive for earnings per
     share calculations.

15. STATEMENT OF CASH FLOWS -- SUPPLEMENTAL DISCLOSURE:

     In the five months ended December 31, 1998 and the years ended December 31, 1999, July 31, 1998 and 1997, the Company acquired properties by assuming mortgages payable of $4,730,000, $5,357,000, $51,900,000, and $17,500,000,
respectively. In addition, in connection with the purchase of a certain property

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES in April 1999, the seller was issued partnership units in Excel Realty Partners, L.P. valued at $770,000. Moreover, in connection with the purchase of partnership units in Excel Realty Partners, L.P. in August 1999, $8.0 million in excess of minority interest has been included in real estate. The amounts paid for interest for the five months ended December 31, 1998 and the years ended December 31, 1999, July 31, 1998 and 1997 were $33,061,000, $84,163,000,
$34,876,000, and $24,642,000, respectively. State and local income taxes paid for the five months ended December 31, 1998 and the years ended December 31, 1999, July 31, 1998, and 1997 were $100,000, $352,000, $156,000, and $872,000, respectively. The Company accrued $1,593,000 as of December 31, 1999 in order to repurchase the Company's common stock.

16. FINANCIAL INSTRUMENTS:

     The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 1999 and 1998, and July 31, 1998, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring the instruments. Considerable judgement is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 1999 and 1998 and July 31, 1998 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities. The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

                                   DECEMBER 31, 1999     DECEMBER 31, 1998      JULY 31, 1998
                                  -------------------   -------------------   ------------------
                                  CARRYING     FAIR     CARRYING     FAIR     CARRYING    FAIR
                                  AMOUNTS     VALUE     AMOUNTS     VALUE     AMOUNTS     VALUE
                                  --------   --------   --------   --------   --------   -------
Mortgages and notes receivable
  including advances to ERT.....  $188,045   $189,737   $150,123   $150,324   $13,878    $14,100
Mortgages payable...............   341,643    342,757    388,185    398,572   114,099    115,700
Notes payable...................   662,736    691,501    489,235    539,876   462,789    501,800

17. FUTURE MINIMUM ANNUAL BASE RENTS:

     Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 1999 and subject to noncancelable operating leases is as follows (in thousands):

                          YEAR
                          ----
2000.....................................................   $266,676
2001.....................................................    239,438
2002.....................................................    210,712
2003.....................................................    187,305
2004.....................................................    162,767
Thereafter...............................................     52,978

     The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the five months ended December 31, 1998 and for the years ended December 31, 1999, July 31, 1998 and 1997 amounted to approximately $15,549, $59,581, $34,421, and $28,933, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

18. RETIREMENT PLAN:

     The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering most of the officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee's eligible compensation. For the five months ended December 31, 1998 and the years ended December 31, 1999, July 31, 1998 and 1997, the Company's expense for the Savings Plan was $205,000, $607,000, $317,000 and $250,000, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                                                          NET INCOME     NET INCOME
                                                  TOTAL                  PER SHARE --   PER SHARE --
                                                 REVENUES   NET INCOME      BASIC         DILUTED
                                                 --------   ----------   ------------   ------------
YEAR ENDED DECEMBER 31, 1999:
  First quarter................................  $111,166    $39,669        $0.38          $0.38
  Second quarter...............................   109,421     31,788(1)      0.29(1)        0.29(1)
  Third quarter................................   108,167     34,688         0.33           0.32
  Fourth quarter...............................   109,273     43,368         0.43           0.43
FIVE MONTHS ENDED DECEMBER 31, 1998:
  August 1 to September 30.....................  $ 46,510    $16,937        $0.26          $0.26
  October 1 to December 31.....................   109,411     38,868         0.37           0.36
YEAR ENDED JULY 31, 1998:
  First quarter................................  $ 59,507    $21,537        $0.34          $0.34
  Second quarter...............................    61,845     22,525         0.36           0.35
  Third quarter................................    63,481     22,899         0.36           0.36
  Fourth quarter...............................    65,426     23,612         0.37           0.37
YEAR ENDED JULY 31, 1997:
  First quarter................................  $ 47,783    $19,076        $0.33          $0.33
  Second quarter...............................    51,147     19,092         0.33           0.32
  Third quarter................................    52,066     19,088         0.32           0.32
  Fourth quarter...............................    55,825     19,781         0.33           0.33

---------------

(1) Includes a non-recurring charge of $8.5 million

20. SEGMENT INFORMATION:

     The Company's two reportable business segments are retail and residential rental properties. At December 31, 1999, the retail segment consists of 303 shopping centers (included in this amount are 7 office and other properties) and the residential segment consists of 53 garden apartment complexes. Other includes interest income from ERT and development projects and other income. Also included is general and

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES administrative expense, equity pick-up of ERT, interest expense, gains on sale of properties and a non-recurring charge. Selected financial information for each segment is as follows (in thousands):

                                                    RETAIL     RESIDENTIAL    OTHER       TOTAL
                                                  ----------   -----------   --------   ----------
FOR YEAR ENDED DECEMBER 31, 1999
Revenue.........................................  $  337,004    $ 77,477     $ 23,546   $  438,027
Operating expenses and minority interest........      92,021      43,664       16,461      152,146
Interest expense................................                               81,412       81,412
Depreciation....................................      54,199       8,713                    62,912
Gain/(loss) on sale of securities/properties....                                7,956        7,956
                                                  ----------    --------     --------   ----------
Net income/(loss)...............................  $  190,784    $ 25,100     $(66,371)  $  149,513
                                                  ==========    ========     ========   ==========
Real estate assets, net.........................  $2,318,073    $346,298                $2,664,371
                                                  ==========    ========                ==========
FOR FIVE MONTHS ENDED DECEMBER 31, 1998
Revenue.........................................  $  122,505    $ 32,471     $    945   $  155,921
Operating expenses and minority interest........      32,984      16,518        2,114       51,616
Interest Expense................................                               27,168       27,168
Depreciation and amortization...................      17,885       3,481                    21,366
Gain/(loss) on sale of securities/properties....                                   34           34
                                                  ----------    --------     --------   ----------
Net Income/(loss)...............................  $   71,636    $ 12,472     $(28,303)  $   55,805
                                                  ==========    ========     ========   ==========
Real Estate Assets, net.........................  $2,318,001    $349,447                $2,667,448
                                                  ==========    ========                ==========
FOR YEAR ENDED JULY 31, 1998
Revenue.........................................  $  176,982    $ 69,326     $  3,951   $  250,259
Operating expenses and minority interest........      52,184      36,216        2,808       91,208
Interest expense................................                               36,815       36,815
Depreciation....................................      24,077       7,545                    31,622
Gain/(loss) on sale of securities/properties....                                  (41)         (41)
                                                  ----------    --------     --------   ----------
Net income/(loss)...............................  $  100,721    $ 25,565     $(35,713)  $   90,573
                                                  ==========    ========     ========   ==========
Real estate assets, net.........................  $  977,617    $338,143                $1,315,760
                                                  ==========    ========                ==========
FOR YEAR ENDED JULY 31, 1997
Revenue.........................................  $  146,762    $ 55,331     $  4,728   $  206,821
Operating expenses and minority interest........      45,163      29,153        2,203       76,519
Interest expense................................                               28,256       28,256
Depreciation....................................      19,464       5,542                    25,006
Gain/(loss) on sale of securities/properties....                                   (3)          (3)
                                                  ----------    --------     --------   ----------
Net income/(loss)...............................  $   82,135    $ 20,636     $(25,734)  $   77,037
                                                  ==========    ========     ========   ==========
Real estate assets, net.........................  $  875,027    $296,882                $1,171,909
                                                  ==========    ========                ==========

21. MERGER:

     On September 28, 1998, New Plan Realty Trust ("Trust") and Excel Realty Trust ("Excel") merged. As provided in the Merger Agreement, Excel paid a 20% stock dividend prior to the Merger. In connection with the Merger, each share of beneficial interest, no par value, of the Trust was converted into one share of common stock, par value $.01 share, of the Company, and each 7.8% Series A Cumulative Step-Up Premium Rate Preferred Share, par value $.01 per share, of the Trust was converted into one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, par value $.01 per share, of the Company ("Series D Preferred Stock"). The Company issued an aggregate of approximately 60,000,000 shares of common stock and 150,000 shares of Series D Preferred Stock (represented by 1,500,000 depositary shares,

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES each of which represents a one-tenth fractional interest in a share of Series D Preferred Stock) to the Trust's shareholders in the Merger.

     The Merger has been accounted for as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements. This treatment was applied because the shareholders of the Trust immediately prior to the Merger owned approximately 65% of the Company's common stock outstanding immediately following the Merger, and the members of the Board of Trustees of the Trust immediately prior to the Merger comprised of nine of 15 members of the Board of Directors of the Company immediately following the Merger. As a result of the Merger, the Trust became a wholly owned subsidiary of the Company.

     The accompanying consolidated financial statements reflect the results of the Trust prior to the Merger and combined the results from September 28, 1998 to December 31, 1998. All information regarding per share information prior to the Merger has been restated to reflect the conversion of shares of beneficial interest in the Trust into common stock of the Company. The Trust valued the equity of the Company (assets net of liabilities) at $899,118,300, based upon the market value at the execution of the Merger Agreement of Trust shares of beneficial interest into which outstanding Excel shares of common stock could be converted. Additionally, the Company incurred costs of $6,400,000 related to the Merger. The total consideration for the fair value of the assets and liabilities acquired are set forth below:

  Consideration

                                                     SHARES        VALUE         TOTAL
                                                   OUTSTANDING   PER SHARE   CONSIDERATION
                                                   -----------   ---------   -------------
Common stock.....................................  28,146,906     $24.20     $681,155,125
Series A preferred stock.........................   2,124,980      28.75       61,093,175
Series B preferred stock (depositary shares).....   6,300,000      24.90      156,870,000
                                                                             ------------
                                                                             $899,118,300
                                                                             ============

  Assets and Liabilities Acquired

Real estate.................................................  $1,332,715,400
Other assets................................................     136,864,400
Mortgages and notes payable.................................    (501,400,600)
Other liabilities...........................................     (27,957,000)
Minority interest...........................................     (41,103,900)
                                                              --------------
Allocation of purchase price................................  $  899,118,300
                                                              ==============

22. NON-RECURRING CHARGE:

     In April 1999, seven executives, all formerly of Excel Realty Trust, Inc., resigned. These resignations occurred under the terms of Resignation and Release Agreements between the executives and New Plan Excel Realty Trust, Inc. They provided for payment by the Company of severance benefits, the cancellation of certain "in the money" vested stock options in exchange for the payment of the value of the stock options and the repurchase of Company stock owned by these executives. As a result, $8.5 million has been recorded as a non-recurring charge in 1999. This charge comprises $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.8 million of other costs.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

23. SUBSEQUENT EVENTS:

     In February 2000, the Company expects to announce the appointment of Glenn
J. Rufrano as Chief Executive Officer and President of the Company. Mr. Rufrano also will be nominated to serve on the Company's Board of Directors and be appointed to the Company's Investment Committee. Mr. Rufrano succeeds Arnold Laubich who will retire as both CEO and President.

     In connection with Mr. Laubich's retirement, the Company expects to record a one-time charge to net income of $0.03 per share.

     In connection with his employment, Mr. Rufrano will be granted options to purchase 700,000 shares of the Company's common stock, at an exercise price equivalent to the market price on the grant date. A total of 500,000 of these options vest ratably over five years, commencing on the first anniversary, while the remaining 200,000 vest upon the eighth anniversary of the grant, subject to acceleration at the end of the fourth and fifth years in the event certain performance objectives are achieved. Mr. Rufrano will also be granted options to purchase an additional 515,121 shares of the Company's common stock at an exercise price equivalent to the market price on the grant price, all of which options vest immediately upon Mr. Rufrano's employment with the Company. Mr. Rufrano expects to exercise these options. In connection with the exercise of these options, the Company expects to loan Mr. Rufrano $6.2 million. The loan will accrue interest at 8% per annum and will mature during February 2005 (or earlier under certain circumstances). A portion of the loan will be collateralized by a pledge of the shares Mr. Rufrano expects to acquire upon exercise of the option.

     In March 2000, the Company expects to establish a term loan facility with Fleet National Bank, pursuant to which the Company may draw down up to $75 million through April 27, 2000. Any loans drawn under this facility will mature on March 5, 2001 and will accrue interest at LIBOR plus 80 basis points (based on the Company's current credit rating). The term loan agreement prepared in connection with the facility will contain covenants substantially similar to those included in the Company's two revolving credit facilities with The Bank of New York.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS    DEDUCTIONS
                                                                  ----------   -----------
                                                    BALANCES AT   CHARGED TO    ACCOUNTS     BALANCE AT
                                                     BEGINNING     BAD DEBT    RECEIVABLE      END OF
                                                     OF PERIOD     EXPENSE     WRITTEN OFF     PERIOD
                                                    -----------   ----------   -----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1999....................    $11,636      $  6,144      $3,883       $13,897
                                                      =======      ========      ======       =======
  Five months ended December 31, 1998.............    $ 7,926      $  4,368(1)   $  658       $11,636
                                                      =======      ========      ======       =======
  Year ended July 31, 1998........................    $ 5,581      $  4,171      $1,826       $ 7,926
                                                      =======      ========      ======       =======
  Year ended July 31, 1997........................    $ 3,977      $  3,283      $1,679       $ 5,581
                                                      =======      ========      ======       =======

---------------

(1) $1,543 of this amount was assumed as part of the Merger.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RESIDENTIAL
Breckenridge Apartments
 Birmingham, AL..........................                    604,487     2,411,462          460,142
Courts At Wildwood
 Birmingham, AL..........................                  1,119,320     4,477,301          432,084
Devonshire Place
 Birmingham, AL..........................                  1,245,728     4,982,914        1,368,903
The Club Apartments
 Birmingham, AL..........................    6,145,000     1,709,558     6,838,233        1,137,935
Hillcrest Apartments
 Mobile, AL..............................    1,252,632       251,734     3,325,604           82,716
Knollwood Apartments
 Mobile, AL..............................    6,026,518     4,352,001    16,926,403          214,938
Maison de Ville Apts
 Mobile, AL..............................    4,625,000     1,971,014     7,897,056          418,102
Maison Imperial Apts
 Mobile, AL..............................    1,750,000       672,368     2,702,471          137,081
Plantation Apartments
 Mobile, AL..............................    1,000,000       410,866     1,653,465           79,638
Mayfair Apartments
 Dover, DE...............................                    240,000       962,217          511,139
Rodney Apartments
 Dover, DE...............................                    769,188     1,612,614        1,313,333
Charter Pointe Apartments
 Altamonte Springs, FL...................    5,153,395     1,473,146     9,049,327          196,973
Lake Park Apartments
 Lake Park, FL...........................                    833,000     1,822,039        2,738,737
Cambridge Apartments
 Athens, GA..............................                    878,593     3,514,373          120,704

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RESIDENTIAL
Breckenridge Apartments
 Birmingham, AL..........................    604,487     2,871,604     3,476,091      565,957     1979           Feb 92
Courts At Wildwood
 Birmingham, AL..........................  1,119,320     4,909,385     6,028,705      858,937     1969           Jul 93
Devonshire Place
 Birmingham, AL..........................  1,245,728     6,351,817     7,597,545    1,306,764     1971           Feb 92
The Club Apartments
 Birmingham, AL..........................  1,709,558     7,976,168     9,685,726      905,642     1969-1974      May 95
Hillcrest Apartments
 Mobile, AL..............................    251,734     3,408,320     3,660,054      217,541     1977           Jun 97
Knollwood Apartments
 Mobile, AL..............................  4,352,001    17,141,341    21,493,342    1,115,101     1978-1982      May 97
Maison de Ville Apts
 Mobile, AL..............................  1,971,014     8,315,158    10,286,172      720,232     1963,71-73     Jul 96
Maison Imperial Apts
 Mobile, AL..............................    672,368     2,839,552     3,511,920      247,790     1969-73        Jul 96
Plantation Apartments
 Mobile, AL..............................    410,866     1,733,103     2,143,969      156,544     1977           Jul 96
Mayfair Apartments
 Dover, DE...............................    240,000     1,473,356     1,713,356      805,402     1971           Jan 81
Rodney Apartments
 Dover, DE...............................    769,188     2,925,947     3,695,135    2,448,384     1963-1965      Jan 69
Charter Pointe Apartments
 Altamonte Springs, FL...................  1,473,146     9,246,300    10,719,446      404,862     1973           Apr 98
Lake Park Apartments
 Lake Park, FL...........................    833,000     4,560,776     5,393,776    2,633,997     1965           Feb 76
Cambridge Apartments
 Athens, GA..............................    878,593     3,635,077     4,513,670      345,378     1972,1982      May 96

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RESIDENTIAL
Breckenridge Apartments
 Birmingham, AL..........................      40 Years
Courts At Wildwood
 Birmingham, AL..........................      40 Years
Devonshire Place
 Birmingham, AL..........................      40 Years
The Club Apartments
 Birmingham, AL..........................      40 Years
Hillcrest Apartments
 Mobile, AL..............................      40 Years
Knollwood Apartments
 Mobile, AL..............................      40 Years
Maison de Ville Apts
 Mobile, AL..............................      40 Years
Maison Imperial Apts
 Mobile, AL..............................      40 Years
Plantation Apartments
 Mobile, AL..............................      40 Years
Mayfair Apartments
 Dover, DE...............................      40 Years
Rodney Apartments
 Dover, DE...............................      40 Years
Charter Pointe Apartments
 Altamonte Springs, FL...................      40 Years
Lake Park Apartments
 Lake Park, FL...........................      40 Years
Cambridge Apartments
 Athens, GA..............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RESIDENTIAL
Tara Apartments
 Athens, GA..............................    3,269,724     1,192,545     4,792,179          222,642
Regency Club Apartments
 Evansville, IN..........................                  1,179,910     4,719,639          260,553
Forest Hills Apartments
 Indianapolis, IN........................                    714,761     8,197,499          243,069
Hawthorne Heights Apts
 Indianapolis, IN........................                  1,669,304     6,698,215          319,026
Charlestown @ Douglass Hills
 Louisville, KY..........................                  1,306,230     5,231,914          997,045
La Fontenay Apartments
 Louisville, KY..........................                  1,176,550     4,706,200        1,646,905
Poplar Level Apartments
 Louisville, KY..........................                    284,793     1,139,174          131,765
Riverchase Apartments
 Newport, KY.............................                    807,302     3,229,206          203,735
Forestwood Apartments
 Baton Rouge, LA.........................                  2,070,811     8,283,242          364,014
Sherwood Acres Apartments
 Baton Rouge, LA.........................                  3,906,900    15,627,597          224,674
Willow Bend Lake Apartments
 Baton Rouge, LA.........................                  2,930,484    11,721,937          195,475
Deerhorn Village Apartments
 Kansas City, MO.........................                  1,292,778     5,171,112          742,546
Cardinal Woods Apartments
 Cary, NC................................                  1,435,783     5,726,132          240,340
Polo Run Apartments
 Raleigh, NC.............................    4,502,052     4,331,230     8,413,395          363,760

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RESIDENTIAL
Tara Apartments
 Athens, GA..............................  1,192,545     5,014,821     6,207,366      464,471     1970           Jun 96
Regency Club Apartments
 Evansville, IN..........................  1,179,910     4,980,192     6,160,102      414,940     1980           Sep 96
Forest Hills Apartments
 Indianapolis, IN........................    714,761     8,440,568     9,155,329      475,796     1974           Oct 97
Hawthorne Heights Apts
 Indianapolis, IN........................  1,669,304     7,017,241     8,686,545      643,026     1965           Jun 96
Charlestown @ Douglass Hills
 Louisville, KY..........................  1,306,230     6,228,959     7,535,189      951,569     1974           Sep 93
La Fontenay Apartments
 Louisville, KY..........................  1,176,550     6,353,105     7,529,655    1,146,810     1970           Jul 92
Poplar Level Apartments
 Louisville, KY..........................    284,793     1,270,939     1,555,732      308,746     1974           Jan 91
Riverchase Apartments
 Newport, KY.............................    807,302     3,432,941     4,240,243      287,148     1968           Aug 96
Forestwood Apartments
 Baton Rouge, LA.........................  2,070,811     8,647,256    10,718,067      668,763     1985           Oct 96
Sherwood Acres Apartments
 Baton Rouge, LA.........................  3,906,900    15,852,271    19,759,171    1,259,095     1978-1979      Oct 96
Willow Bend Lake Apartments
 Baton Rouge, LA.........................  2,930,484    11,917,412    14,847,896      917,596     1986           Oct 96
Deerhorn Village Apartments
 Kansas City, MO.........................  1,292,778     5,913,658     7,206,436      684,471     1974           Jul 95
Cardinal Woods Apartments
 Cary, NC................................  1,435,783     5,966,472     7,402,255      336,415     1978           Aug 97
Polo Run Apartments
 Raleigh, NC.............................  4,331,230     8,777,155    13,108,385      279,462     1971           Aug 98

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RESIDENTIAL
Tara Apartments
 Athens, GA..............................      40 Years
Regency Club Apartments
 Evansville, IN..........................      40 Years
Forest Hills Apartments
 Indianapolis, IN........................      40 Years
Hawthorne Heights Apts
 Indianapolis, IN........................      40 Years
Charlestown @ Douglass Hills
 Louisville, KY..........................      40 Years
La Fontenay Apartments
 Louisville, KY..........................      40 Years
Poplar Level Apartments
 Louisville, KY..........................      40 Years
Riverchase Apartments
 Newport, KY.............................      40 Years
Forestwood Apartments
 Baton Rouge, LA.........................      40 Years
Sherwood Acres Apartments
 Baton Rouge, LA.........................      40 Years
Willow Bend Lake Apartments
 Baton Rouge, LA.........................      40 Years
Deerhorn Village Apartments
 Kansas City, MO.........................      40 Years
Cardinal Woods Apartments
 Cary, NC................................      40 Years
Polo Run Apartments
 Raleigh, NC.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RESIDENTIAL
Meadow East Apartments
 Potsdam, NY.............................                     86,407     1,467,282          526,179
Mohawk Garden Apartments
 Rome, NY................................                    163,235     1,135,660        1,716,786
Northgate Apartments
 Columbus, OH............................    7,215,717     1,513,498     9,297,201        1,661,245
Spring Creek Apartments
 Columbus, OH............................                  1,455,271     9,082,352          107,576
Arlington Village Apartments
 Fairborn, OH............................                  1,065,284     4,269,138          213,382
Chesterfield Apartments
 Maumee, OH..............................                    179,109     1,449,156          438,665
Eastgreen on the Commons Apartments
 Reynoldsburg, OH........................    5,783,267     1,142,888     7,648,557        1,589,445
Goldcrest Apartments
 Sharonville, OH.........................                  1,133,355     4,533,416          154,691
Cambridge Park Apts
 Union Twp-Cinn, OH......................                  1,223,582     4,894,326          192,078
Governour's Place Apartments
 Harrisburg, PA..........................                    626,807     2,507,226          427,225
Forest Hill Apartments -- II
 Columbia, SC............................                  1,204,688     3,257,121          153,510
Harbour Landing Apartments
 Columbia, SC............................                  1,141,954     4,567,815          295,446
Sedgefield Apartments
 Florence, SC............................                  1,550,734     6,211,936          439,725
Turtle Creek Apartments
 Greenville, SC..........................                    984,565     3,954,261          549,700

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RESIDENTIAL
Meadow East Apartments
 Potsdam, NY.............................     86,407     1,993,461     2,079,868      820,779     1964-1971      Sep 83
Mohawk Garden Apartments
 Rome, NY................................    163,235     2,852,446     3,015,681    1,380,603     1947           Nov 85
Northgate Apartments
 Columbus, OH............................  1,513,498    10,958,446    12,471,944      374,638     1970           Jul 98
Spring Creek Apartments
 Columbus, OH............................  1,455,271     9,189,928    10,645,199      574,976     1985           Jun 97
Arlington Village Apartments
 Fairborn, OH............................  1,065,284     4,482,520     5,547,804      633,173     1966           Aug 94
Chesterfield Apartments
 Maumee, OH..............................    179,109     1,887,821     2,066,930      417,079     1979-1984      Feb 91
Eastgreen on the Commons Apartments
 Reynoldsburg, OH........................  1,142,888     9,238,002    10,380,890      393,867     1971,1982      Jan 98
Goldcrest Apartments
 Sharonville, OH.........................  1,133,355     4,688,107     5,821,462      394,271     1968           Aug 96
Cambridge Park Apts
 Union Twp-Cinn, OH......................  1,223,582     5,086,404     6,309,986      427,313     1973           Aug 96
Governour's Place Apartments
 Harrisburg, PA..........................    626,807     2,934,451     3,561,258      329,234     1974           Apr 95
Forest Hill Apartments -- II
 Columbia, SC............................  1,204,688     3,410,631     4,615,319       64,996     1968           Jan 99
Harbour Landing Apartments
 Columbia, SC............................  1,141,954     4,863,261     6,005,215      548,466     1974           Sep 95
Sedgefield Apartments
 Florence, SC............................  1,550,734     6,651,661     8,202,395      938,911     1972,74,79     Jul 94
Turtle Creek Apartments
 Greenville, SC..........................    984,565     4,503,961     5,488,526      369,724     1976           Jun 96

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RESIDENTIAL
Meadow East Apartments
 Potsdam, NY.............................      40 Years
Mohawk Garden Apartments
 Rome, NY................................      40 Years
Northgate Apartments
 Columbus, OH............................      40 Years
Spring Creek Apartments
 Columbus, OH............................      40 Years
Arlington Village Apartments
 Fairborn, OH............................      40 Years
Chesterfield Apartments
 Maumee, OH..............................      40 Years
Eastgreen on the Commons Apartments
 Reynoldsburg, OH........................      40 Years
Goldcrest Apartments
 Sharonville, OH.........................      40 Years
Cambridge Park Apts
 Union Twp-Cinn, OH......................      40 Years
Governour's Place Apartments
 Harrisburg, PA..........................      40 Years
Forest Hill Apartments -- II
 Columbia, SC............................      40 Years
Harbour Landing Apartments
 Columbia, SC............................      40 Years
Sedgefield Apartments
 Florence, SC............................      40 Years
Turtle Creek Apartments
 Greenville, SC..........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RESIDENTIAL
Hickory Lake Apartments
 Antioch, TN.............................                  1,369,251     5,483,004        2,012,113
Courts @ Waterford Place
 Chattanooga, TN.........................    9,600,000     2,745,404    10,982,373          292,073
Ashford Place Apartments
 Clarksville, TN.........................                  1,150,270     4,611,080        2,475,138
Cedar Village Apartments
 Clarksville, TN.........................                    806,355     3,230,420          198,991
Paddock Place Apartments
 Clarksville, TN.........................                  1,358,400     5,437,602          137,681
The Pines Apartments
 Clarksville, TN.........................                    918,769     3,679,074          177,930
Landmark Estates Apartments
 East Ridge, TN..........................                    476,624     1,906,284          210,033
Miller Crest Apartments
 Johnson City, TN........................                    747,155     3,025,619          188,987
Cedar Bluff Apartments
 Knoxville, TN...........................                  1,273,023     5,269,532          229,467
Country Place Apartments
 Nashville, TN...........................                  1,896,828     7,587,313          207,897
Woodbridge Apartmentse
 Nashville, TN...........................                  1,594,214     6,376,854          193,119

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RESIDENTIAL
Hickory Lake Apartments
 Antioch, TN.............................  1,369,251     7,495,117     8,864,368    1,066,482     1974           Dec 93
Courts @ Waterford Place
 Chattanooga, TN.........................  2,745,404    11,274,446    14,019,850      883,939     1988,89        Dec 96
Ashford Place Apartments
 Clarksville, TN.........................  1,150,270     7,086,218     8,236,488      908,176     1972,1974      Oct 93
Cedar Village Apartments
 Clarksville, TN.........................    806,355     3,429,411     4,235,766      491,518     1982           Jul 94
Paddock Place Apartments
 Clarksville, TN.........................  1,358,400     5,575,283     6,933,683      774,967     1989           Jul 94
The Pines Apartments
 Clarksville, TN.........................    918,769     3,857,004     4,775,773      548,238     1986           Jul 94
Landmark Estates Apartments
 East Ridge, TN..........................    476,624     2,116,317     2,592,941      190,219     1971           Aug 96
Miller Crest Apartments
 Johnson City, TN........................    747,155     3,214,606     3,961,761      294,069     1973           Jun 96
Cedar Bluff Apartments
 Knoxville, TN...........................  1,273,023     5,498,999     6,772,022      506,437     1980           May 96
Country Place Apartments
 Nashville, TN...........................  1,896,828     7,795,210     9,692,038      745,248     1979           Apr 96
Woodbridge Apartmentse
 Nashville, TN...........................  1,594,214     6,569,973     8,164,187      546,295     1980           Aug 96

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RESIDENTIAL
Hickory Lake Apartments
 Antioch, TN.............................      40 Years
Courts @ Waterford Place
 Chattanooga, TN.........................      40 Years
Ashford Place Apartments
 Clarksville, TN.........................      40 Years
Cedar Village Apartments
 Clarksville, TN.........................      40 Years
Paddock Place Apartments
 Clarksville, TN.........................      40 Years
The Pines Apartments
 Clarksville, TN.........................      40 Years
Landmark Estates Apartments
 East Ridge, TN..........................      40 Years
Miller Crest Apartments
 Johnson City, TN........................      40 Years
Cedar Bluff Apartments
 Knoxville, TN...........................      40 Years
Country Place Apartments
 Nashville, TN...........................      40 Years
Woodbridge Apartmentse
 Nashville, TN...........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Cloverdale Village
 Florence, AL............................                    634,152     2,536,606            7,304
Riverview Plaza
 Gadsden, AL.............................    5,722,800     2,072,169     8,286,847
Grants Mill Station
 Irondale, AL............................    7,960,394     2,888,819    11,555,308          103,935
Jitney/Sak n Save
 Muscle Shoals, AL.......................                    429,999     1,720,097
Kroger/Handy TV
 Muscle Shoals, AL.......................                    102,822       411,047
Bruno's/Food World
 Scottsboro, AL..........................                    369,815     1,479,269
Payton Park
 Sylacauga, AL...........................                  3,584,697    14,339,021
Kmart #6734/Country Mrkt
 Pine Bluff, AR..........................                    490,287     1,961,357
Harvest Foods #274
 Sherwood, AR............................                    409,418     1,637,511
Glendale Galleria
 Glendale, AZ............................                  2,869,504    11,478,248           23,023
Abco #693
 Mesa, AZ................................                    243,862       975,664
KMART Plaza-Mesa
 Mesa, AZ................................                  1,147,194     4,588,778
Southern Village Mesa
 Mesa, AZ................................                  1,712,353     6,849,509           31,291
Sun Valley Plaza
 Mesa, AZ................................                  1,188,094     4,752,619            4,876

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Cloverdale Village
 Florence, AL............................    634,152     2,543,910     3,178,062      332,089     1986           Oct 94
Riverview Plaza
 Gadsden, AL.............................  2,072,169     8,286,847    10,359,016      244,391     1995           Oct 95
Grants Mill Station
 Irondale, AL............................  2,888,819    11,659,243    14,548,062      350,127     1991           Jul 98
Jitney/Sak n Save
 Muscle Shoals, AL.......................    429,999     1,720,097     2,150,096       52,804     1982           Aug 93
Kroger/Handy TV
 Muscle Shoals, AL.......................    102,822       411,047       513,869       12,620     1982           Aug 93
Bruno's/Food World
 Scottsboro, AL..........................    369,815     1,479,269     1,849,084       45,411     1981           Aug 93
Payton Park
 Sylacauga, AL...........................  3,584,697    14,339,021    17,923,718      432,300     1995           Jul 98
Kmart #6734/Country Mrkt
 Pine Bluff, AR..........................    490,287     1,961,357     2,451,644       60,210     1981           Aug 93
Harvest Foods #274
 Sherwood, AR............................    409,418     1,637,511     2,046,929       50,270     1981           Aug 93
Glendale Galleria
 Glendale, AZ............................  2,869,504    11,501,271    14,370,775      354,519     1989-91        Aug 97
Abco #693
 Mesa, AZ................................    243,862       975,664     1,219,526       29,950     1982           Aug 93
KMART Plaza-Mesa
 Mesa, AZ................................  1,147,194     4,588,778     5,735,972      144,024     1970           Dec 90
Southern Village Mesa
 Mesa, AZ................................  1,712,353     6,880,800     8,593,153      212,333     1986,97        Aug 97
Sun Valley Plaza
 Mesa, AZ................................  1,188,094     4,757,495     5,945,589      144,096     1981           May 94

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Cloverdale Village
 Florence, AL............................      40 Years
Riverview Plaza
 Gadsden, AL.............................      40 Years
Grants Mill Station
 Irondale, AL............................      40 Years
Jitney/Sak n Save
 Muscle Shoals, AL.......................      40 Years
Kroger/Handy TV
 Muscle Shoals, AL.......................      40 Years
Bruno's/Food World
 Scottsboro, AL..........................      40 Years
Payton Park
 Sylacauga, AL...........................      40 Years
Kmart #6734/Country Mrkt
 Pine Bluff, AR..........................      40 Years
Harvest Foods #274
 Sherwood, AR............................      40 Years
Glendale Galleria
 Glendale, AZ............................      40 Years
Abco #693
 Mesa, AZ................................      40 Years
KMART Plaza-Mesa
 Mesa, AZ................................      40 Years
Southern Village Mesa
 Mesa, AZ................................      40 Years
Sun Valley Plaza
 Mesa, AZ................................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Metro Marketplace
 Phoenix, AZ.............................                  5,098,702    20,521,995
Q Club #307505
 Phoenix, AZ.............................                  1,830,245     7,320,951
Southwest Spr Mkt (ABCO #690)
 Phoenix, AZ.............................                    298,236     1,193,113
Genzyme
 Scottsdale, AZ..........................                    491,910     1,967,516
Q Club #307506
 Scottsdale, AZ..........................                  1,843,664     7,374,597
Northmall Centre
 Tucson, AZ..............................                  4,762,481    12,630,121           84,252
Payless Drug #06182
 Yuma, AZ................................                    192,303       769,278
Bakersfield Plaza
 Bakersfield, CA.........................   14,147,746     5,300,678    21,201,141
Factory Merchants Barstow
 Barstow, CA.............................    9,058,554     5,730,337    22,936,349       13,044,417
Kinko's/Sony
 Burbank, CA.............................                  1,153,334     4,613,209          112,211
Carmen Plaza
 Camarillo, CA...........................                  1,872,708     7,491,044            3,872
Coachella Plaza
 Coachella, CA...........................                    263,529     1,054,118            9,281
Cudahy Plaza
 Cudahy, CA..............................    4,694,990     1,924,146     7,695,933           17,586
Arbor Faire
 Fresno, CA..............................                  4,378,813    17,624,497

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Metro Marketplace
 Phoenix, AZ.............................  5,098,702    20,521,995    25,620,697      614,880     1988           Jun 91
Q Club #307505
 Phoenix, AZ.............................  1,830,245     7,320,951     9,151,196      224,743     1994           May 94
Southwest Spr Mkt (ABCO #690)
 Phoenix, AZ.............................    298,236     1,193,113     1,491,349       36,626     1982           Jan 94
Genzyme
 Scottsdale, AZ..........................    491,910     1,967,516     2,459,426       60,401     1971           Dec 90
Q Club #307506
 Scottsdale, AZ..........................  1,843,664     7,374,597     9,218,261      226,390     1994           Aug 94
Northmall Centre
 Tucson, AZ..............................  4,762,481    12,714,373    17,476,854      382,887     1995-96        Dec 96
Payless Drug #06182
 Yuma, AZ................................    192,303       769,278       961,581       23,615     1980           Aug 93
Bakersfield Plaza
 Bakersfield, CA.........................  5,300,678    21,201,141    26,501,819      625,256     1970           Jun 97
Factory Merchants Barstow
 Barstow, CA.............................  5,730,337    35,980,766    41,711,103    5,973,004     1989           Nov 93
Kinko's/Sony
 Burbank, CA.............................  1,153,334     4,725,420     5,878,754      150,304     1988           May 89
Carmen Plaza
 Camarillo, CA...........................  1,872,708     7,494,916     9,367,624      225,843     1971           Jun 97
Coachella Plaza
 Coachella, CA...........................    263,529     1,063,399     1,326,928       33,485     1991           Jun 97
Cudahy Plaza
 Cudahy, CA..............................  1,924,146     7,713,519     9,637,665      228,362     1968           Jun 97
Arbor Faire
 Fresno, CA..............................  4,378,813    17,624,497    22,003,310      525,376     1993           Apr 97

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Metro Marketplace
 Phoenix, AZ.............................      40 Years
Q Club #307505
 Phoenix, AZ.............................      40 Years
Southwest Spr Mkt (ABCO #690)
 Phoenix, AZ.............................      40 Years
Genzyme
 Scottsdale, AZ..........................      40 Years
Q Club #307506
 Scottsdale, AZ..........................      40 Years
Northmall Centre
 Tucson, AZ..............................      40 Years
Payless Drug #06182
 Yuma, AZ................................      40 Years
Bakersfield Plaza
 Bakersfield, CA.........................      40 Years
Factory Merchants Barstow
 Barstow, CA.............................      40 Years
Kinko's/Sony
 Burbank, CA.............................      40 Years
Carmen Plaza
 Camarillo, CA...........................      40 Years
Coachella Plaza
 Coachella, CA...........................      40 Years
Cudahy Plaza
 Cudahy, CA..............................      40 Years
Arbor Faire
 Fresno, CA..............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

               COLUMN A                    COLUMN B              COLUMN C                COLUMN D
---------------------------------------  -------------   -------------------------   ----------------
                                                                                     COST CAPITALIZED
                                                                                      SUBSEQUENT TO
                                                          INITIAL COST TO COMPANY      ACQUISITION
                                                         -------------------------   ----------------

                                                                       BUILDING &
DESCRIPTION                              ENCUMBERANCES      LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                              -------------   ----------   ------------   ----------------
RETAIL
Broadway Faire
 Fresno, CA............................                   2,795,383    11,181,648
Briggsmore Plaza
 Modesto, CA...........................    1,139,298      1,663,885     6,653,828
Montebello Plaza
 Montebello, CA........................    8,889,848      5,801,166    23,202,411            2,001
Paradise Plaza
 Paradise, CA..........................    2,777,053      1,709,966     6,840,631
Metro 580
 Pleasanton, CA........................                   5,876,389    23,651,921
Rose Pavilion
 Pleasanton, CA........................                  11,355,146    45,703,524
Via del Campo Office Bldg
 San Diego, CA.........................                     497,018     1,988,071
San Dimas Plaza
 San Dimas, CA.........................    7,463,496      4,435,649    17,744,585
Bristol Plaza
 Santa Ana, CA.........................    8,508,228      2,934,989    11,611,340          127,380
Vail Ranch Center
 Temecula, CA..........................                   2,630,621    10,522,619
United Artists Theatre #30016
 Pueblo, CO............................                     141,221       564,854
Westminster City Centre
 Westminster, CO.......................   29,586,845     12,256,884    49,332,701           25,982
Doverama @ Rodney Village
 Dover, DE.............................                      50,755       311,781
Rodney Village
 Dover, DE.............................                   1,202,551     2,082,918        2,561,046

               COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
---------------------------------------  --------------------------------------   ------------   ------------   --------

                                            GROSS AMOUNT AT WHICH CARRIED AT
                                                THE CLOSE OF THE PERIOD
                                         --------------------------------------

                                                       BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                 LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                              ----------   ------------   ----------   ------------   ------------   --------
RETAIL
Broadway Faire
 Fresno, CA............................   2,795,383    11,181,648    13,977,031      337,110     1993           Apr 97
Briggsmore Plaza
 Modesto, CA...........................   1,663,885     6,653,828     8,317,713      196,236     1974           Jun 97
Montebello Plaza
 Montebello, CA........................   5,801,166    23,204,412    29,005,578      685,036     1974           Jun 97
Paradise Plaza
 Paradise, CA..........................   1,709,966     6,840,631     8,550,597      202,632     1979           Jun 97
Metro 580
 Pleasanton, CA........................   5,876,389    23,651,921    29,528,310      708,660     1995-96        Sep 97
Rose Pavilion
 Pleasanton, CA........................  11,355,146    45,703,524    57,058,670    1,369,371     1987           Feb 98
Via del Campo Office Bldg
 San Diego, CA.........................     497,018     1,988,071     2,485,089       62,398     1988           Jan 94
San Dimas Plaza
 San Dimas, CA.........................   4,435,649    17,744,585    22,180,234      523,308     1986-88        Oct 97
Bristol Plaza
 Santa Ana, CA.........................   2,934,989    11,738,720    14,673,709      346,581     1972           Jun 97
Vail Ranch Center
 Temecula, CA..........................   2,630,621    10,522,619    13,153,240      317,241     1997           Dec 97
United Artists Theatre #30016
 Pueblo, CO............................     141,221       564,854       706,075       17,340     1977           Dec 92
Westminster City Centre
 Westminster, CO.......................  12,256,884    49,358,683    61,615,567    1,478,489     1996           Dec 97
Doverama @ Rodney Village
 Dover, DE.............................      50,755       311,781       362,536       86,742     1969           Oct 88
Rodney Village
 Dover, DE.............................   1,202,551     4,643,964     5,846,515    3,455,467     1959           Jan 69

               COLUMN A                      COLUMN I
---------------------------------------  ----------------

                                          LIFE ON WHICH
                                           DEPRECIATED
                                            IN LATEST
DESCRIPTION                              INCOME STATEMENT
-----------                              ----------------
RETAIL
Broadway Faire
 Fresno, CA............................      40 Years
Briggsmore Plaza
 Modesto, CA...........................      40 Years
Montebello Plaza
 Montebello, CA........................      40 Years
Paradise Plaza
 Paradise, CA..........................      40 Years
Metro 580
 Pleasanton, CA........................      40 Years
Rose Pavilion
 Pleasanton, CA........................      40 Years
Via del Campo Office Bldg
 San Diego, CA.........................      40 Years
San Dimas Plaza
 San Dimas, CA.........................      40 Years
Bristol Plaza
 Santa Ana, CA.........................      40 Years
Vail Ranch Center
 Temecula, CA..........................      40 Years
United Artists Theatre #30016
 Pueblo, CO............................      40 Years
Westminster City Centre
 Westminster, CO.......................      40 Years
Doverama @ Rodney Village
 Dover, DE.............................      40 Years
Rodney Village
 Dover, DE.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Gold's/Kash n Karry 869/Food Lion
 Brandon, FL.............................                    390,830     1,563,125
Brooksville Square
 Brooksville, FL.........................                  1,373,719     5,494,698
Kmart #7513
 Brooksville, FL.........................                  1,346,436     5,385,720
Clearwater Mall
 Clearwater, FL..........................                  4,662,276    18,646,102          468,857
Northgate Shopping Center
 Deland, FL..............................    8,458,324     2,957,640    11,830,664           11,410
Regency Park Shopping Center
 Jacksonville, FL........................                  3,888,425    15,553,501           71,259
Eastgate Shopping Center-Lake Wales
 Lake Wales, FL..........................                  1,542,842     6,171,549
Leesburg Square
 Leesburg, FL............................                  1,051,639     4,206,554           16,464
Miami Gardens
 Miami, FL...............................                  5,490,459    22,098,501           40,560
Freedom Square
 Naples, FL..............................                  3,340,254    13,361,048
Southgate Shopping Center
 New Port Richie, FL.....................                  4,253,341     3,981,290           41,810
Presidential Plaza
 North Lauderdale, FL....................                  1,312,956     2,456,917          153,033
Presidential Plaza West
 North Lauderdale, FL....................                    437,485       812,473           13,147
Colonial Marketplace
 Orlando, FL.............................    4,049,702     2,524,647     3,504,446            6,047

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Gold's/Kash n Karry 869/Food Lion
 Brandon, FL.............................    390,830     1,563,125     1,953,955       47,987     1982           Aug 93
Brooksville Square
 Brooksville, FL.........................  1,373,719     5,494,698     6,868,417      165,658     1987           Mar 94
Kmart #7513
 Brooksville, FL.........................  1,346,436     5,385,720     6,732,156      165,334     1987           Jun 97
Clearwater Mall
 Clearwater, FL..........................  4,662,276    19,114,959    23,777,235    1,303,175     1973           Dec 97
Northgate Shopping Center
 Deland, FL..............................  2,957,640    11,842,074    14,799,714      359,830     1993           Jun 93
Regency Park Shopping Center
 Jacksonville, FL........................  3,888,425    15,624,760    19,513,185      978,672     1985           Jun 97
Eastgate Shopping Center-Lake Wales
 Lake Wales, FL..........................  1,542,842     6,171,549     7,714,391      186,062     1994           May 94
Leesburg Square
 Leesburg, FL............................  1,051,639     4,223,018     5,274,657      132,353     1986           Dec 92
Miami Gardens
 Miami, FL...............................  5,490,459    22,139,061    27,629,520      662,920     1996           Oct 97
Freedom Square
 Naples, FL..............................  3,340,254    13,361,048    16,701,302      402,817     1995           Oct 97
Southgate Shopping Center
 New Port Richie, FL.....................  4,253,341     4,023,100     8,276,441      223,431     1966           Aug 97
Presidential Plaza
 North Lauderdale, FL....................  1,312,956     2,609,950     3,922,906      174,899     1977           Apr 97
Presidential Plaza West
 North Lauderdale, FL....................    437,485       825,620     1,263,105       55,638     1977           Apr 97
Colonial Marketplace
 Orlando, FL.............................  2,524,647     3,510,493     6,035,140      149,669     1979,86        Apr 98

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Gold's/Kash n Karry 869/Food Lion
 Brandon, FL.............................      40 Years
Brooksville Square
 Brooksville, FL.........................      40 Years
Kmart #7513
 Brooksville, FL.........................      40 Years
Clearwater Mall
 Clearwater, FL..........................      40 Years
Northgate Shopping Center
 Deland, FL..............................      40 Years
Regency Park Shopping Center
 Jacksonville, FL........................      40 Years
Eastgate Shopping Center-Lake Wales
 Lake Wales, FL..........................      40 Years
Leesburg Square
 Leesburg, FL............................      40 Years
Miami Gardens
 Miami, FL...............................      40 Years
Freedom Square
 Naples, FL..............................      40 Years
Southgate Shopping Center
 New Port Richie, FL.....................      40 Years
Presidential Plaza
 North Lauderdale, FL....................      40 Years
Presidential Plaza West
 North Lauderdale, FL....................      40 Years
Colonial Marketplace
 Orlando, FL.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
23rd Street Station
 Panama City, FL.........................                  1,849,668     7,398,843           42,014
Riverwood Shopping Center
 Port Orange, FL.........................                  2,243,023     1,500,580           34,620
Seminole Plaza
 Seminole, FL............................                  2,128,480     2,215,356          307,982
St Augustine Outlet Center
 St Augustine, FL........................                  4,488,742    14,426,139       10,318,921
Rutland Plaza
 St Petersburg, FL.......................                  1,443,294     5,773,175          127,869
Albany I
 Albany, GA..............................                    470,300     1,881,213
Albany Plaza
 Albany, GA..............................                    696,447     2,799,786          148,167
Southgate Plaza -- Albany
 Albany, GA..............................                    231,517       970,811          107,751
Eastgate Plaza  -- Americus
 Americus, GA............................                    221,637     1,036,331          108,166
Perlis Plaza
 Americus, GA............................                    774,966     5,301,644          562,817
Rogers Plaza
 Ashburn, GA.............................                    291,014       688,590          110,593
Sweetwater Village
 Austell, GA.............................                    707,938     2,831,750           28,764
Cedar Plaza
 Cedartown, GA...........................                    928,302     3,713,207           50,395
Cedartown Shopping Center
 Cedartown, GA...........................                    745,006     3,266,424           84,289

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
23rd Street Station
 Panama City, FL.........................  1,849,668     7,440,857     9,290,525      229,687     1986           Jul 98
Riverwood Shopping Center
 Port Orange, FL.........................  2,243,023     1,535,200     3,778,223       86,441     1984,1996      Sep 97
Seminole Plaza
 Seminole, FL............................  2,128,480     2,523,338     4,651,818      103,530     1964           Jun 98
St Augustine Outlet Center
 St Augustine, FL........................  4,488,742    24,745,060    29,233,802    5,251,716     1991           Mar 92
Rutland Plaza
 St Petersburg, FL.......................  1,443,294     5,901,044     7,344,338      466,325     1964           Nov 96
Albany I
 Albany, GA..............................    470,300     1,881,213     2,351,513       57,751     1981           Aug 93
Albany Plaza
 Albany, GA..............................    696,447     2,947,953     3,644,400      412,520     1968           May 94
Southgate Plaza -- Albany
 Albany, GA..............................    231,517     1,078,562     1,310,079      236,609     1969           Jul 90
Eastgate Plaza  -- Americus
 Americus, GA............................    221,637     1,144,497     1,366,134      255,483     1980           Jul 90
Perlis Plaza
 Americus, GA............................    774,966     5,864,461     6,639,427    1,420,903     1972           Jul 90
Rogers Plaza
 Ashburn, GA.............................    291,014       799,183     1,090,197      208,917     1974           Jul 90
Sweetwater Village
 Austell, GA.............................    707,938     2,860,514     3,568,452      370,677     1985           Oct 94
Cedar Plaza
 Cedartown, GA...........................    928,302     3,763,602     4,691,904      491,584     1994           Oct 94
Cedartown Shopping Center
 Cedartown, GA...........................    745,006     3,350,713     4,095,719      424,588     1989           Jan 95

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
23rd Street Station
 Panama City, FL.........................      40 Years
Riverwood Shopping Center
 Port Orange, FL.........................      40 Years
Seminole Plaza
 Seminole, FL............................      40 Years
St Augustine Outlet Center
 St Augustine, FL........................      40 Years
Rutland Plaza
 St Petersburg, FL.......................      40 Years
Albany I
 Albany, GA..............................      40 Years
Albany Plaza
 Albany, GA..............................      40 Years
Southgate Plaza -- Albany
 Albany, GA..............................      40 Years
Eastgate Plaza  -- Americus
 Americus, GA............................      40 Years
Perlis Plaza
 Americus, GA............................      40 Years
Rogers Plaza
 Ashburn, GA.............................      40 Years
Sweetwater Village
 Austell, GA.............................      40 Years
Cedar Plaza
 Cedartown, GA...........................      40 Years
Cedartown Shopping Center
 Cedartown, GA...........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Cordele Square
 Cordele, GA.............................                    864,335     3,457,337          417,896
Mr B's
 Cordele, GA.............................                    166,047       154,140            7,880
Southgate Plaza
 Cordele, GA -- CORDELE..................                    202,682       958,998          154,037
Habersham Crossing
 Cornelia, GA............................    3,977,453     1,644,936     6,580,460
Habersham Village
 Cornelia, GA............................                  1,301,643     4,340,422          727,384
Covington Gallery
 Covington, GA...........................                  2,494,987     9,979,829
Market Central
 Dalton, GA..............................                    791,717     3,166,957
Northside SC
 Dalton, GA..............................    2,261,217       965,965     3,861,372
Midway Village Shopping Center
 Douglasville, GA........................                  1,553,580     2,887,506           30,692
Westgate -- Dublin
 Dublin, GA..............................                    699,174     5,834,809          157,749
Harvey's (Kroger)
 East Albany, GA.........................                    336,205     1,344,642
Rite Aid #2110
 East Albany, GA.........................                     92,794       371,343
Marshall's at Eastlake Shopping Center
 Marietta, GA............................                  1,710,517     2,069,483
New Chastain Corners Shopping Center
 Marietta, GA............................                  2,457,446     5,741,641           79,266

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Cordele Square
 Cordele, GA.............................    864,335     3,875,233     4,739,568      943,038     1968           Jul 90
Mr B's
 Cordele, GA.............................    166,047       162,020       328,067       38,253     1968           Jul 90
Southgate Plaza
 Cordele, GA -- CORDELE..................    202,682     1,113,035     1,315,717      235,621     1969           Jul 90
Habersham Crossing
 Cornelia, GA............................  1,644,936     6,580,460     8,225,396      194,057     1985           Mar 96
Habersham Village
 Cornelia, GA............................  1,301,643     5,067,806     6,369,449    1,063,567     1985           May 92
Covington Gallery
 Covington, GA...........................  2,494,987     9,979,829    12,474,816      300,879     1991           Dec 93
Market Central
 Dalton, GA..............................    791,717     3,166,957     3,958,674       95,479     1995           Mar 97
Northside SC
 Dalton, GA..............................    965,965     3,861,372     4,827,337      113,888     1994           Oct 95
Midway Village Shopping Center
 Douglasville, GA........................  1,553,580     2,918,198     4,471,778      186,030     1989           May 97
Westgate -- Dublin
 Dublin, GA..............................    699,174     5,992,558     6,691,732    1,398,132     1974           Jul 90
Harvey's (Kroger)
 East Albany, GA.........................    336,205     1,344,642     1,680,847       41,280     1982           Aug 93
Rite Aid #2110
 East Albany, GA.........................     92,794       371,343       464,137       11,399     1982           Aug 93
Marshall's at Eastlake Shopping Center
 Marietta, GA............................  1,710,517     2,069,483     3,780,000       62,516     1982           Oct 98
New Chastain Corners Shopping Center
 Marietta, GA............................  2,457,446     5,820,907     8,278,353      355,858     1990           Jul 97

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Cordele Square
 Cordele, GA.............................      40 Years
Mr B's
 Cordele, GA.............................      40 Years
Southgate Plaza
 Cordele, GA -- CORDELE..................      40 Years
Habersham Crossing
 Cornelia, GA............................      40 Years
Habersham Village
 Cornelia, GA............................      40 Years
Covington Gallery
 Covington, GA...........................      40 Years
Market Central
 Dalton, GA..............................      40 Years
Northside SC
 Dalton, GA..............................      40 Years
Midway Village Shopping Center
 Douglasville, GA........................      40 Years
Westgate -- Dublin
 Dublin, GA..............................      40 Years
Harvey's (Kroger)
 East Albany, GA.........................      40 Years
Rite Aid #2110
 East Albany, GA.........................      40 Years
Marshall's at Eastlake Shopping Center
 Marietta, GA............................      40 Years
New Chastain Corners Shopping Center
 Marietta, GA............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Pavillions at East Lake Shopping Center
 Marietta, GA............................                  2,812,000    11,249,970           29,400
Village at Southlake
 Morrow, GA..............................                  1,733,198     3,017,677
Perry Marketplace
 Perry, GA...............................    7,347,084     2,776,518    11,105,959
Creekwood Shopping Center
 Rex, GA.................................                  1,160,203     3,482,608
Shops of Riverdale
 Riverdale, GA...........................                    655,145     2,620,747
Eisenhower Square Shopping Center
 Savannah, GA............................                  1,029,500     4,117,700          141,657
Victory Square
 Savannah, GA............................                  1,206,181     4,824,725          148,030
Wisteria Village
 Snellville, GA..........................    2,525,402     2,542,919    10,200,657            3,600
University Commons
 Statesboro, GA..........................    3,208,952     1,312,739     5,250,755
Tift-Town
 Tifton, GA..............................                    271,444     1,325,238          271,359
Westgate -- Tifton
 Tifton, GA..............................                    156,269       304,704              963
Kmart #9287
 Atlantic, IA............................                    293,138     1,172,664
Eagle #688/329
 Coralville, IA..........................                    301,006     1,203,992
Haymarket Mall
 Des Moines, IA..........................                  1,230,252     5,031,799          231,955

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Pavillions at East Lake Shopping Center
 Marietta, GA............................  2,812,000    11,279,370    14,091,370      224,536     1986           Mar 99
Village at Southlake
 Morrow, GA..............................  1,733,198     3,017,677     4,750,875      129,320     1983           Apr 98
Perry Marketplace
 Perry, GA...............................  2,776,518    11,105,959    13,882,477      334,830     1992           Dec 92
Creekwood Shopping Center
 Rex, GA.................................  1,160,203     3,482,608     4,642,811      221,207     1990           May 97
Shops of Riverdale
 Riverdale, GA...........................    655,145     2,620,747     3,275,892       79,011     1995           Feb 96
Eisenhower Square Shopping Center
 Savannah, GA............................  1,029,500     4,259,357     5,288,857      260,164     1985           Jul 97
Victory Square
 Savannah, GA............................  1,206,181     4,972,755     6,178,936      938,569     1986           Jul 92
Wisteria Village
 Snellville, GA..........................  2,542,919    10,204,257    12,747,176      307,858     1985           Oct 95
University Commons
 Statesboro, GA..........................  1,312,739     5,250,755     6,563,494      158,304     1994           Jul 96
Tift-Town
 Tifton, GA..............................    271,444     1,596,597     1,868,041      364,768     1965           Jul 90
Westgate -- Tifton
 Tifton, GA..............................    156,269       305,667       461,936       72,129     1980           Jul 90
Kmart #9287
 Atlantic, IA............................    293,138     1,172,664     1,465,802       35,998     1980           Jan 94
Eagle #688/329
 Coralville, IA..........................    301,006     1,203,992     1,504,998       36,961     1981           Aug 93
Haymarket Mall
 Des Moines, IA..........................  1,230,252     5,263,754     6,494,006      592,982     1968-1979      May 95

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Pavillions at East Lake Shopping Center
 Marietta, GA............................      40 Years
Village at Southlake
 Morrow, GA..............................      40 Years
Perry Marketplace
 Perry, GA...............................      40 Years
Creekwood Shopping Center
 Rex, GA.................................      40 Years
Shops of Riverdale
 Riverdale, GA...........................      40 Years
Eisenhower Square Shopping Center
 Savannah, GA............................      40 Years
Victory Square
 Savannah, GA............................      40 Years
Wisteria Village
 Snellville, GA..........................      40 Years
University Commons
 Statesboro, GA..........................      40 Years
Tift-Town
 Tifton, GA..............................      40 Years
Westgate -- Tifton
 Tifton, GA..............................      40 Years
Kmart #9287
 Atlantic, IA............................      40 Years
Eagle #688/329
 Coralville, IA..........................      40 Years
Haymarket Mall
 Des Moines, IA..........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Haymarket Square
 Des Moines, IA..........................                  2,056,172     8,224,688          477,383
Eagle #320
 Dubuque, IA.............................                    401,468     1,605,847
Southfield Plaza Shopping Center
 Bridgeview, IL..........................                  3,188,496     3,897,167        7,415,859
Eagle #085
 Decatur, IL.............................                    317,157     1,268,874
King City Square
 Mt. Vernon, IL..........................                  2,049,456     8,197,876
Estridge Court Shopping Center
 Naperville, IL..........................                  9,815,696    39,261,783          592,970
Kroger #704
 Ottawa, IL..............................                    474,403     1,897,574
Eagle #106/Leath Furn
 Peoria, IL..............................                    401,504     1,605,992
Eagle #107
 Springfield, IL.........................                    313,959     1,255,721
Eagle #153
 Sterling, IL............................                    400,527     1,601,977
Tinley Park Plaza
 Tinley Park, IL.........................                  2,607,702    10,430,808          331,200
Schnuck Market/Kroger
 Waterloo, IL............................                    352,351     1,409,498
Kindercare #126
 Beech Grove, IN.........................                     84,586       338,102
Columbus Center
 Columbus, IN............................                  1,196,269     3,608,315        3,345,301

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Haymarket Square
 Des Moines, IA..........................  2,056,172     8,702,071    10,758,243    1,020,184     1971-1979      May 95
Eagle #320
 Dubuque, IA.............................    401,468     1,605,847     2,007,315       49,297     1980           Aug 93
Southfield Plaza Shopping Center
 Bridgeview, IL..........................  3,188,496    11,313,026    14,501,522    1,201,915     1958,72        Dec 96
Eagle #085
 Decatur, IL.............................    317,157     1,268,874     1,586,031       38,951     1983           Aug 93
King City Square
 Mt. Vernon, IL..........................  2,049,456     8,197,876    10,247,332      247,154     1994           Jul 98
Estridge Court Shopping Center
 Naperville, IL..........................  9,815,696    39,854,753    49,670,449    2,484,449     1990           Jul 97
Kroger #704
 Ottawa, IL..............................    474,403     1,897,574     2,371,977       58,253     1982           Aug 93
Eagle #106/Leath Furn
 Peoria, IL..............................    401,504     1,605,992     2,007,496       49,302     1983           Aug 93
Eagle #107
 Springfield, IL.........................    313,959     1,255,721     1,569,680       38,550     1982           Aug 93
Eagle #153
 Sterling, IL............................    400,527     1,601,977     2,002,504       49,179     1980           Aug 93
Tinley Park Plaza
 Tinley Park, IL.........................  2,607,702    10,762,008    13,369,710    1,207,373     1973           Sep 95
Schnuck Market/Kroger
 Waterloo, IL............................    352,351     1,409,498     1,761,849       43,269     1982           Aug 93
Kindercare #126
 Beech Grove, IN.........................     84,586       338,102       422,688       10,381     1976           Dec 92
Columbus Center
 Columbus, IN............................  1,196,269     6,953,616     8,149,885    2,044,389     1964           Dec 88

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Haymarket Square
 Des Moines, IA..........................      40 Years
Eagle #320
 Dubuque, IA.............................      40 Years
Southfield Plaza Shopping Center
 Bridgeview, IL..........................      40 Years
Eagle #085
 Decatur, IL.............................      40 Years
King City Square
 Mt. Vernon, IL..........................      40 Years
Estridge Court Shopping Center
 Naperville, IL..........................      40 Years
Kroger #704
 Ottawa, IL..............................      40 Years
Eagle #106/Leath Furn
 Peoria, IL..............................      40 Years
Eagle #107
 Springfield, IL.........................      40 Years
Eagle #153
 Sterling, IL............................      40 Years
Tinley Park Plaza
 Tinley Park, IL.........................      40 Years
Schnuck Market/Kroger
 Waterloo, IL............................      40 Years
Kindercare #126
 Beech Grove, IN.........................      40 Years
Columbus Center
 Columbus, IN............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Kindercare #132
 Fort Wayne, IN..........................                     84,586       338,102
Eagle #634/079
 Hobart, IN..............................                    332,606     1,330,353
Kindercare #125
 Indianapolis, IN........................                     84,586       338,102
Kindercare #128
 Indianapolis, IN........................                     84,586       338,102
Kindercare #134
 Indianapolis, IN........................                     36,740       146,985
Jasper Manor
 Jasper, IN..............................                  1,319,937     7,110,063           26,561
Valley View Plaza
 Marion, IN..............................                    684,867     2,739,492
Eagle #084
 Michigan City, IN.......................                    275,395     1,101,747
Town Fair Shopping Center
 Princeton, IN...........................                  1,104,876     3,759,503           10,437
Wabash Valley Plaza
 Terre Haute, IN.........................    2,747,241       649,120     2,596,480           52,900
Wabash Crossing
 Wabash, IN..............................                  1,599,488     6,470,511           27,744
Woodland Plaza
 Warsaw, IN..............................                    420,188     1,680,587           21,001
Green River Plaza
 Campbellsville, KY......................    5,344,386     2,410,959     9,644,967
Kmart Plaza-Eliz
 Elizabethtown, KY.......................    5,160,308     1,703,868     6,815,386

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Kindercare #132
 Fort Wayne, IN..........................     84,586       338,102       422,688       10,381     1976           Dec 92
Eagle #634/079
 Hobart, IN..............................    332,606     1,330,353     1,662,959       40,840     1983           Aug 93
Kindercare #125
 Indianapolis, IN........................     84,586       338,102       422,688       10,381     1976           Dec 92
Kindercare #128
 Indianapolis, IN........................     84,586       338,102       422,688       10,381     1976           Dec 92
Kindercare #134
 Indianapolis, IN........................     36,740       146,985       183,725        4,512     1975           Dec 92
Jasper Manor
 Jasper, IN..............................  1,319,937     7,136,624     8,456,561    1,405,182     1990           Feb 92
Valley View Plaza
 Marion, IN..............................    684,867     2,739,492     3,424,359       82,592     1989           Mar 94
Eagle #084
 Michigan City, IN.......................    275,395     1,101,747     1,377,142       33,821     1983           Aug 93
Town Fair Shopping Center
 Princeton, IN...........................  1,104,876     3,769,940     4,874,816      646,798     1991           Feb 93
Wabash Valley Plaza
 Terre Haute, IN.........................    649,120     2,649,380     3,298,500       99,840     1989           Mar 94
Wabash Crossing
 Wabash, IN..............................  1,599,488     6,498,255     8,097,743      982,296     1988           Dec 93
Woodland Plaza
 Warsaw, IN..............................    420,188     1,701,588     2,121,776       53,378     1989           Mar 94
Green River Plaza
 Campbellsville, KY......................  2,410,959     9,644,967    12,055,926      284,441     1989           Mar 96
Kmart Plaza-Eliz
 Elizabethtown, KY.......................  1,703,868     6,815,386     8,519,254      205,475     1992           Feb 93

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Kindercare #132
 Fort Wayne, IN..........................      40 Years
Eagle #634/079
 Hobart, IN..............................      40 Years
Kindercare #125
 Indianapolis, IN........................      40 Years
Kindercare #128
 Indianapolis, IN........................      40 Years
Kindercare #134
 Indianapolis, IN........................      40 Years
Jasper Manor
 Jasper, IN..............................      40 Years
Valley View Plaza
 Marion, IN..............................      40 Years
Eagle #084
 Michigan City, IN.......................      40 Years
Town Fair Shopping Center
 Princeton, IN...........................      40 Years
Wabash Valley Plaza
 Terre Haute, IN.........................      40 Years
Wabash Crossing
 Wabash, IN..............................      40 Years
Woodland Plaza
 Warsaw, IN..............................      40 Years
Green River Plaza
 Campbellsville, KY......................      40 Years
Kmart Plaza-Eliz
 Elizabethtown, KY.......................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Highland Commons
 Glasgow, KY.............................    4,782,617     1,715,609     6,862,680           17,748
J*Town Center
 Jeffersontown, KY.......................                  1,331,074     4,121,997          616,521
Mist Lake Plaza
 Lexington, KY...........................   10,057,352     4,101,461    16,405,956
London Marketplace
 London, KY..............................    5,377,251     2,520,416    10,081,562
Piccadilly Square
 Louisville, KY..........................                    355,000     1,588,409          466,969
Eastgate Shopping Center
 Middletown, KY..........................                  1,945,679     7,792,717          734,033
Lexington Road Plaza
 Versailles, KY..........................    8,203,265     2,856,229    11,425,027           19,065
Lagniappe Village
 New Iberia, LA..........................    6,849,139     3,122,914    12,491,850           41,804
Brookshire Grocery Co
 West Monroe, LA.........................                    388,984     1,556,046
Fruitland Plaza
 Fruitland, MD...........................                    312,650     1,833,330          911,263
Liberty Plaza
 Randallstown, MD........................                  2,075,809     8,303,237          231,483
Rising Sun Towne Centre
 Rising Sun, MD..........................                  1,161,300     4,389,359            4,950
Maple Village Shopping Center
 Ann Arbor, MI...........................                  1,625,580     6,514,322        1,693,756
Mountain Jack's #210303
 Dearborn Heights, MI....................                    287,462     1,149,835

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Highland Commons
 Glasgow, KY.............................  1,715,609     6,880,428     8,596,037      207,250     1992           Mar 93
J*Town Center
 Jeffersontown, KY.......................  1,331,074     4,738,518     6,069,592    1,340,748     1959           Oct 88
Mist Lake Plaza
 Lexington, KY...........................  4,101,461    16,405,956    20,507,417      494,616     1993           Jul 98
London Marketplace
 London, KY..............................  2,520,416    10,081,562    12,601,978      303,946     1994           Mar 94
Piccadilly Square
 Louisville, KY..........................    355,000     2,055,378     2,410,378      559,124     1973           Apr 89
Eastgate Shopping Center
 Middletown, KY..........................  1,945,679     8,526,750    10,472,429    1,410,413     1987           Nov 93
Lexington Road Plaza
 Versailles, KY..........................  2,856,229    11,444,092    14,300,321      348,087     1994           Apr 94
Lagniappe Village
 New Iberia, LA..........................  3,122,914    12,533,654    15,656,568      377,656     1990           Jul 98
Brookshire Grocery Co
 West Monroe, LA.........................    388,984     1,556,046     1,945,030       47,768     1981           Aug 93
Fruitland Plaza
 Fruitland, MD...........................    312,650     2,744,593     3,057,243      732,410     1973           May 86
Liberty Plaza
 Randallstown, MD........................  2,075,809     8,534,720    10,610,529    1,000,994     1962           May 95
Rising Sun Towne Centre
 Rising Sun, MD..........................  1,161,300     4,394,309     5,555,609       59,224     1998           Jun 99
Maple Village Shopping Center
 Ann Arbor, MI...........................  1,625,580     8,208,078     9,833,658    1,201,784     1965           Oct 94
Mountain Jack's #210303
 Dearborn Heights, MI....................    287,462     1,149,835     1,437,297       35,298     1980           Dec 92

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Highland Commons
 Glasgow, KY.............................      40 Years
J*Town Center
 Jeffersontown, KY.......................      40 Years
Mist Lake Plaza
 Lexington, KY...........................      40 Years
London Marketplace
 London, KY..............................      40 Years
Piccadilly Square
 Louisville, KY..........................      40 Years
Eastgate Shopping Center
 Middletown, KY..........................      40 Years
Lexington Road Plaza
 Versailles, KY..........................      40 Years
Lagniappe Village
 New Iberia, LA..........................      40 Years
Brookshire Grocery Co
 West Monroe, LA.........................      40 Years
Fruitland Plaza
 Fruitland, MD...........................      35 Years
Liberty Plaza
 Randallstown, MD........................      40 Years
Rising Sun Towne Centre
 Rising Sun, MD..........................      40 Years
Maple Village Shopping Center
 Ann Arbor, MI...........................      40 Years
Mountain Jack's #210303
 Dearborn Heights, MI....................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Farmington Crossroads
 Farmington, MI..........................                  1,092,200     4,368,800           68,806
Kindercare #1182
 Kalamazoo, MI...........................                    119,214       476,915
Delta Center
 Lansing, MI.............................                  2,405,200     9,620,800          185,485
Hampton Village Centre
 Rochester Hills, MI.....................   15,995,007     8,638,500    34,541,500          271,568
Fashion Corners
 Saginaw, MI.............................                  2,244,800     8,799,200          112,181
Hall Road Crossing
 Shelby, MI..............................                  2,595,500    10,382,000          798,438
Southfield Plaza
 Southfield, MI..........................                  2,052,995     8,074,406
Delco Plaza
 Sterling Heights, MI....................                  1,277,504     5,109,367           46,815
Westland Crossing
 Westland, MI............................                  2,046,000     8,184,000          373,800
Roundtree Place
 Ypsilanti, MI...........................    7,402,210     2,995,774    11,983,221           59,421
Washtenaw Fountain Plaza
 Ypsilanti, MI...........................                  1,530,281     6,121,123          361,433
Firstar Bank
 Burnsville, MN..........................                    330,888     1,323,798
Unity Professional Bldg
 Fridley, MN.............................    5,500,653     2,402,467     9,612,099           59,357
Stillwater
 Stillwater, MN..........................      275,991       120,171       480,682

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Farmington Crossroads
 Farmington, MI..........................  1,092,200     4,437,606     5,529,806      446,271     1986           Dec 95
Kindercare #1182
 Kalamazoo, MI...........................    119,214       476,915       596,129       14,640     1990           Feb 91
Delta Center
 Lansing, MI.............................  2,405,200     9,806,285    12,211,485      988,057     1985           Dec 95
Hampton Village Centre
 Rochester Hills, MI.....................  8,638,500    34,813,068    43,451,568    3,466,088     1990           Dec 95
Fashion Corners
 Saginaw, MI.............................  2,244,800     8,911,381    11,156,181      896,345     1986           Dec 95
Hall Road Crossing
 Shelby, MI..............................  2,595,500    11,180,438    13,775,938    1,098,252     1985           Dec 95
Southfield Plaza
 Southfield, MI..........................  2,052,995     8,074,406    10,127,401      367,800     1969-70        Feb 98
Delco Plaza
 Sterling Heights, MI....................  1,277,504     5,156,182     6,433,686      392,637     1970,73        Nov 96
Westland Crossing
 Westland, MI............................  2,046,000     8,557,800    10,603,800       27,274     1986           Nov 99
Roundtree Place
 Ypsilanti, MI...........................  2,995,774    12,042,642    15,038,416      364,621     1998           Jul 98
Washtenaw Fountain Plaza
 Ypsilanti, MI...........................  1,530,281     6,482,556     8,012,837    1,297,882     1989           Oct 92
Firstar Bank
 Burnsville, MN..........................    330,888     1,323,798     1,654,686       40,637     1975           Aug 97
Unity Professional Bldg
 Fridley, MN.............................  2,402,467     9,671,456    12,073,923      294,797     1991           May 96
Stillwater
 Stillwater, MN..........................    120,171       480,682       600,853       15,087     1985           Jul 91

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Farmington Crossroads
 Farmington, MI..........................      40 Years
Kindercare #1182
 Kalamazoo, MI...........................      40 Years
Delta Center
 Lansing, MI.............................      40 Years
Hampton Village Centre
 Rochester Hills, MI.....................      40 Years
Fashion Corners
 Saginaw, MI.............................      40 Years
Hall Road Crossing
 Shelby, MI..............................      40 Years
Southfield Plaza
 Southfield, MI..........................      40 Years
Delco Plaza
 Sterling Heights, MI....................      40 Years
Westland Crossing
 Westland, MI............................      40 Years
Roundtree Place
 Ypsilanti, MI...........................      40 Years
Washtenaw Fountain Plaza
 Ypsilanti, MI...........................      40 Years
Firstar Bank
 Burnsville, MN..........................      40 Years
Unity Professional Bldg
 Fridley, MN.............................      40 Years
Stillwater
 Stillwater, MN..........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Factory Merchants Branson
 Branson, MO.............................                     17,669    22,312,120       11,911,121
Kindercare #162
 Fenton, MO..............................                     45,020       180,008
Kindercare #577
 High Ridge, MO..........................                     54,942       219,786
Factory Outlet Village Osage Beach
 Osage Beach, MO.........................                  6,978,714    27,259,675        7,810,582
Stanly County Plaza
 Albemarle, NC...........................                    600,418     2,401,671
Village Marketplace
 Ashboro, NC.............................                  1,155,652     4,622,609
Shopping Center -- Goldsboro
 Goldsboro, NC...........................                    181,998     1,014,432           55,222
Pizza Hut
 Greenville, NC..........................                     40,065       225,958
Foothills Market
 Jonesville, NC..........................                    644,555     2,578,295
Chapel Square SC
 Kannapolis, NC..........................    2,245,127       918,460     3,673,918
Piney Grove Plaza
 Kernersville, NC........................                    493,023     1,972,092
Kinston Pointe
 Kinston, NC.............................                  2,235,052     8,940,354            1,100
Granville Corners
 Oxford, NC..............................                  2,185,356     8,741,261
Roxboro Square
 Roxboro, NC.............................                  1,448,313     5,793,290           35,857

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Factory Merchants Branson
 Branson, MO.............................     17,669    34,223,241    34,240,910    5,392,702     1988           Nov 93
Kindercare #162
 Fenton, MO..............................     45,020       180,008       225,028        5,526     1977           Dec 92
Kindercare #577
 High Ridge, MO..........................     54,942       219,786       274,728        6,747     1980           Dec 92
Factory Outlet Village Osage Beach
 Osage Beach, MO.........................  6,978,714    35,070,257    42,048,971    6,305,127     1987           Jan 93
Stanly County Plaza
 Albemarle, NC...........................    600,418     2,401,671     3,002,089       75,379     1988           Mar 94
Village Marketplace
 Ashboro, NC.............................  1,155,652     4,622,609     5,778,261      145,086     1988           Apr 95
Shopping Center -- Goldsboro
 Goldsboro, NC...........................    181,998     1,069,654     1,251,652      404,245     1973           May 86
Pizza Hut
 Greenville, NC..........................     40,065       225,958       266,023       99,508     1973           May 86
Foothills Market
 Jonesville, NC..........................    644,555     2,578,295     3,222,850       77,732     1988           Jun 95
Chapel Square SC
 Kannapolis, NC..........................    918,460     3,673,918     4,592,378      110,551     1992           Dec 94
Piney Grove Plaza
 Kernersville, NC........................    493,023     1,972,092     2,465,115       61,896     1988           Jun 95
Kinston Pointe
 Kinston, NC.............................  2,235,052     8,941,454    11,176,506      269,538     1991           Jul 95
Granville Corners
 Oxford, NC..............................  2,185,356     8,741,261    10,926,617      263,538     1991           Feb 96
Roxboro Square
 Roxboro, NC.............................  1,448,313     5,829,147     7,277,460      182,129     1989           Jun 95

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Factory Merchants Branson
 Branson, MO.............................      40 Years
Kindercare #162
 Fenton, MO..............................      40 Years
Kindercare #577
 High Ridge, MO..........................      40 Years
Factory Outlet Village Osage Beach
 Osage Beach, MO.........................      40 Years
Stanly County Plaza
 Albemarle, NC...........................      40 Years
Village Marketplace
 Ashboro, NC.............................      40 Years
Shopping Center -- Goldsboro
 Goldsboro, NC...........................      35 Years
Pizza Hut
 Greenville, NC..........................      35 Years
Foothills Market
 Jonesville, NC..........................      40 Years
Chapel Square SC
 Kannapolis, NC..........................      40 Years
Piney Grove Plaza
 Kernersville, NC........................      40 Years
Kinston Pointe
 Kinston, NC.............................      40 Years
Granville Corners
 Oxford, NC..............................      40 Years
Roxboro Square
 Roxboro, NC.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Siler Crossing
 Siler City, NC..........................                  1,779,566     7,118,099
Crossroads SC
 Statesville, NC.........................                  5,261,636    21,177,391
Thomasville Crossing
 Thomasville, NC.........................                  1,604,339     6,417,145
Anson Station
 Wadesboro, NC...........................                  1,844,644     7,378,756           13,250
Roanoke Landing
 Williamston, NC.........................    6,097,611     2,519,288    10,077,339           42,363
Shopping Center -- Wilson
 Wilson, NC..............................                    315,000     1,780,370           71,456
Stratford Commons
 Winston-Salem, NC.......................    6,144,961     2,262,130     9,045,975
Northern Auto #138
 Grand Island, NE........................                    125,317       501,501
Northern Auto #125
 Hastings, NE............................                     89,784       358,964
Kmart #6256
 Omaha, NE...............................                    532,124     2,128,701           18,949
Laurel Square
 Bricktown, NJ...........................                  3,261,701     9,283,302          759,174
Hamilton Plaza
 Hamilton, NJ............................                  1,124,415     4,513,658          230,258
Bennetts Mills Plaza
 Jackson, NJ.............................                  1,794,122     6,399,888           73,746
Six Flags Factory Outlet
 Jackson, NJ.............................                    889,214     1,249,781       29,908,881

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Siler Crossing
 Siler City, NC..........................  1,779,566     7,118,099     8,897,665      214,602     1988           Jun 95
Crossroads SC
 Statesville, NC.........................  5,261,636    21,177,391    26,439,027      634,519     1991           Feb 96
Thomasville Crossing
 Thomasville, NC.........................  1,604,339     6,417,145     8,021,484      193,469     1996           Apr 97
Anson Station
 Wadesboro, NC...........................  1,844,644     7,392,006     9,236,650      222,472     1988           Aug 95
Roanoke Landing
 Williamston, NC.........................  2,519,288    10,119,702    12,638,990      304,214     1991           Jan 96
Shopping Center -- Wilson
 Wilson, NC..............................    315,000     1,851,826     2,166,826      705,874     1973           May 86
Stratford Commons
 Winston-Salem, NC.......................  2,262,130     9,045,975    11,308,105      266,790     1995           Dec 96
Northern Auto #138
 Grand Island, NE........................    125,317       501,501       626,818       15,394     1988           Dec 92
Northern Auto #125
 Hastings, NE............................     89,784       358,964       448,748       11,021     1988           Dec 92
Kmart #6256
 Omaha, NE...............................    532,124     2,147,650     2,679,774       65,711     1981           Aug 93
Laurel Square
 Bricktown, NJ...........................  3,261,701    10,042,476    13,304,177    1,924,424     1973           Jul 92
Hamilton Plaza
 Hamilton, NJ............................  1,124,415     4,743,916     5,868,331      714,422     1972           May 94
Bennetts Mills Plaza
 Jackson, NJ.............................  1,794,122     6,473,634     8,267,756      852,673     1988           Sep 94
Six Flags Factory Outlet
 Jackson, NJ.............................    889,214    31,158,662    32,047,876    1,806,843     1997           Apr 97

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Siler Crossing
 Siler City, NC..........................      40 Years
Crossroads SC
 Statesville, NC.........................      40 Years
Thomasville Crossing
 Thomasville, NC.........................      40 Years
Anson Station
 Wadesboro, NC...........................      40 Years
Roanoke Landing
 Williamston, NC.........................      40 Years
Shopping Center -- Wilson
 Wilson, NC..............................      35 Years
Stratford Commons
 Winston-Salem, NC.......................      40 Years
Northern Auto #138
 Grand Island, NE........................      40 Years
Northern Auto #125
 Hastings, NE............................      40 Years
Kmart #6256
 Omaha, NE...............................      40 Years
Laurel Square
 Bricktown, NJ...........................      40 Years
Hamilton Plaza
 Hamilton, NJ............................      40 Years
Bennetts Mills Plaza
 Jackson, NJ.............................      40 Years
Six Flags Factory Outlet
 Jackson, NJ.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Middletown Plaza
 Middletown, NJ..........................                  1,204,829     1,479,487        3,943,587
Institute for Defense Analysis
 Princeton, NJ...........................                                1,389,460
Roxbury Township NJ
 Roxbury, NJ.............................                    314,576
Kmart #7197
 Somerville, NJ..........................                    462,313     1,849,393
Tinton Falls Plaza
 Tinton Falls, NJ........................                  1,884,325     6,308,392          147,173
Galleria Commons
 Henderson, NV...........................                  6,854,959    27,590,493           10,001
Renaissance Center East
 Las Vegas, NV...........................                  2,543,856    10,175,427          218,955
Kietzke Center
 Reno, NV................................                  3,069,735    12,279,924
University Mall
 Canton, NY..............................                    115,079     1,009,902          809,401
Cortlandville
 Cortland, NY............................                    236,846     1,439,000          430,013
Kmart Plaza
 Dewitt, NY..............................                    942,257     3,769,027          246,904
D & F Plaza
 Dunkirk, NY.............................                    730,512     2,156,542        1,544,172
Shopping Center -- Elmira
 Elmira, NY..............................                    110,116       891,205
Genesse Valley
 Genesse, NY.............................    9,051,617     3,636,064    14,544,101           12,812

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Middletown Plaza
 Middletown, NJ..........................  1,204,829     5,423,074     6,627,903    2,136,865     1972           Jan 75
Institute for Defense Analysis
 Princeton, NJ...........................                1,389,460     1,389,460      750,712     1982           May 74
Roxbury Township NJ
 Roxbury, NJ.............................    314,576                     314,576                                 Dec 97
Kmart #7197
 Somerville, NJ..........................    462,313     1,849,393     2,311,706       56,773     1982           Aug 93
Tinton Falls Plaza
 Tinton Falls, NJ........................  1,884,325     6,455,565     8,339,890      308,660     1953           Jan 98
Galleria Commons
 Henderson, NV...........................  6,854,959    27,600,494    34,455,453      826,752     1997-98        Jun 98
Renaissance Center East
 Las Vegas, NV...........................  2,543,856    10,394,382    12,938,238      858,384     1981           Oct 96
Kietzke Center
 Reno, NV................................  3,069,735    12,279,924    15,349,659      362,143     1974           Jun 97
University Mall
 Canton, NY..............................    115,079     1,819,303     1,934,382    1,037,081     1967           Jan 76
Cortlandville
 Cortland, NY............................    236,846     1,869,013     2,105,859      548,147     1984           Aug 87
Kmart Plaza
 Dewitt, NY..............................    942,257     4,015,931     4,958,188      645,729     1970           Aug 93
D & F Plaza
 Dunkirk, NY.............................    730,512     3,700,714     4,431,226    1,264,550     1967           Jan 86
Shopping Center -- Elmira
 Elmira, NY..............................    110,116       891,205     1,001,321      242,297     1976           Feb 89
Genesse Valley
 Genesse, NY.............................  3,636,064    14,556,913    18,192,977      439,731     1993           Jul 98

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Middletown Plaza
 Middletown, NJ..........................      40 Years
Institute for Defense Analysis
 Princeton, NJ...........................      35 Years
Roxbury Township NJ
 Roxbury, NJ.............................
Kmart #7197
 Somerville, NJ..........................      40 Years
Tinton Falls Plaza
 Tinton Falls, NJ........................      40 Years
Galleria Commons
 Henderson, NV...........................      40 Years
Renaissance Center East
 Las Vegas, NV...........................      40 Years
Kietzke Center
 Reno, NV................................      40 Years
University Mall
 Canton, NY..............................      40 Years
Cortlandville
 Cortland, NY............................      35 Years
Kmart Plaza
 Dewitt, NY..............................      40 Years
D & F Plaza
 Dunkirk, NY.............................      40 Years
Shopping Center -- Elmira
 Elmira, NY..............................      40 Years
Genesse Valley
 Genesse, NY.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Pyramid Mall
 Geneva, NY..............................                  2,175,221     8,700,884          130,112
Shopping Center -- Gloversville
 Gloversville, NY........................                    139,429       524,517          104,564
Mckinley Plaza
 Hamburg, NY.............................                  1,246,680     4,986,720          123,938
1 North Central Avenue
 Hartsdale, NY...........................                     18,663
Hornell Plaza
 Hornell, NY.............................                    164,900    20,852,444
Cayuga Plaza
 Ithaca, NY..............................                  1,397,708     5,591,832          504,127
Shops @ Seneca Mall
 Liverpool, NY...........................                  1,545,838     6,183,353        1,012,551
Transit Road Plaza
 Lockport, NY............................                    424,634     1,698,537          411,938
Shopping Center
 Marcy, NY -- MARCY......................                    400,000     2,231,817           94,207
Wallkill Plaza
 Middletown, NY..........................                  2,745,200     9,660,800          148,852
Monroe Shoprite Plaza
 Monroe, NY..............................                  1,026,477     8,642,364           80,406
Rockland Plaza
 Nanuet, NY..............................                  3,990,842     3,570,410        5,310,035
South Plaza
 Norwich, NY.............................                    508,013     1,051,638        1,608,758
Westgate Plaza -- Oneonta
 Oneonta, NY.............................                    142,821     1,192,103          302,942

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Pyramid Mall
 Geneva, NY..............................  2,175,221     8,830,996    11,006,217    1,418,403     1973           Aug 93
Shopping Center -- Gloversville
 Gloversville, NY........................    139,429       629,081       768,510      171,854     1974           Dec 88
Mckinley Plaza
 Hamburg, NY.............................  1,246,680     5,110,658     6,357,338    1,028,112     1991           Jun 92
1 North Central Avenue
 Hartsdale, NY...........................     18,663                      18,663                                 Jul 72
Hornell Plaza
 Hornell, NY.............................    164,900    20,852,444    21,017,344      630,503     1995           Jul 98
Cayuga Plaza
 Ithaca, NY..............................  1,397,708     6,095,959     7,493,667    1,649,264     1969           May 89
Shops @ Seneca Mall
 Liverpool, NY...........................  1,545,838     7,195,904     8,741,742    1,062,462     1971           Aug 93
Transit Road Plaza
 Lockport, NY............................    424,634     2,110,475     2,535,109      360,284     1971           Aug 93
Shopping Center
 Marcy, NY -- MARCY......................    400,000     2,326,024     2,726,024      906,986     1971           May 86
Wallkill Plaza
 Middletown, NY..........................  2,745,200     9,809,652    12,554,852      891,264     1986           Dec 95
Monroe Shoprite Plaza
 Monroe, NY..............................  1,026,477     8,722,770     9,749,247      481,973     1972           Aug 97
Rockland Plaza
 Nanuet, NY..............................  3,990,842     8,880,445    12,871,287    3,893,591     1963           Jan 83
South Plaza
 Norwich, NY.............................    508,013     2,660,396     3,168,409    1,204,303     1967           Apr 83
Westgate Plaza -- Oneonta
 Oneonta, NY.............................    142,821     1,495,045     1,637,866      632,436     1967           Jan 84

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Pyramid Mall
 Geneva, NY..............................      40 Years
Shopping Center -- Gloversville
 Gloversville, NY........................      40 Years
Mckinley Plaza
 Hamburg, NY.............................      40 Years
1 North Central Avenue
 Hartsdale, NY...........................
Hornell Plaza
 Hornell, NY.............................      40 Years
Cayuga Plaza
 Ithaca, NY..............................      40 Years
Shops @ Seneca Mall
 Liverpool, NY...........................      40 Years
Transit Road Plaza
 Lockport, NY............................      40 Years
Shopping Center
 Marcy, NY -- MARCY......................      35 Years
Wallkill Plaza
 Middletown, NY..........................      40 Years
Monroe Shoprite Plaza
 Monroe, NY..............................      40 Years
Rockland Plaza
 Nanuet, NY..............................      40 Years
South Plaza
 Norwich, NY.............................      40 Years
Westgate Plaza -- Oneonta
 Oneonta, NY.............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Oswego Plaza
 Oswego, NY..............................                    250,000     1,168,027        2,591,920
Mohawk
 Rome, NY................................                     93,341       483,405          231,437
Mohawk Acres
 Rome, NY................................                    241,606     1,268,890        1,608,903
Price Chopper Plaza
 Rome, NY................................                    933,792     3,735,170
Westgate Manor Plaza
 Rome, NY -- ROME........................                    211,711       391,982          958,632
Northland
 Watertown, NY...........................                     16,182       255,557          836,600
Ashland Square
 Ashland, OH.............................                  1,990,823     7,963,282
Harbor Plaza
 Ashtabula, OH...........................                    388,997     1,456,108          253,099
Belpre Plaza
 Belpre, OH..............................                                2,066,121          145,088
Southwood Plaza
 Bowling Green, OH.......................                    707,073     1,537,519          879,270
Lakewood Village
 Celina, OH..............................                    937,772     3,751,086           27,120
Brentwood Plaza
 Cincinnati, OH..........................                  2,027,969     8,222,875          670,189
Delhi Shopping Center
 Cincinnati, OH..........................                  2,300,029     9,218,117           30,518
Western Village Shopping Center
 Cincinnati, OH..........................                  1,321,484     5,300,935          157,180

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Oswego Plaza
 Oswego, NY..............................    250,000     3,759,947     4,009,947    1,663,903     1966           Jan 77
Mohawk
 Rome, NY................................     93,341       714,842       808,183      303,206     1965           Jan 84
Mohawk Acres
 Rome, NY................................    241,606     2,877,793     3,119,399    1,036,040     1965           Feb 84
Price Chopper Plaza
 Rome, NY................................    933,792     3,735,170     4,668,962      595,631     1988           Aug 93
Westgate Manor Plaza
 Rome, NY -- ROME........................    211,711     1,350,614     1,562,325      371,378     1961           Jan 86
Northland
 Watertown, NY...........................     16,182     1,092,157     1,108,339      396,864     1962           Jan 73
Ashland Square
 Ashland, OH.............................  1,990,823     7,963,282     9,954,105      240,082     1990           Oct 93
Harbor Plaza
 Ashtabula, OH...........................    388,997     1,709,207     2,098,204      411,148     1988           Feb 91
Belpre Plaza
 Belpre, OH..............................                2,211,209     2,211,209      703,524     1969           Jun 88
Southwood Plaza
 Bowling Green, OH.......................    707,073     2,416,789     3,123,862      940,449     1961           May 90
Lakewood Village
 Celina, OH..............................    937,772     3,778,206     4,715,978      128,656     1990           Mar 94
Brentwood Plaza
 Cincinnati, OH..........................  2,027,969     8,893,064    10,921,033    1,231,973     1957           May 94
Delhi Shopping Center
 Cincinnati, OH..........................  2,300,029     9,248,635    11,548,664      819,605     1973,85,87     May 96
Western Village Shopping Center
 Cincinnati, OH..........................  1,321,484     5,458,115     6,779,599      766,238     1960           May 94

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Oswego Plaza
 Oswego, NY..............................      40 Years
Mohawk
 Rome, NY................................      40 Years
Mohawk Acres
 Rome, NY................................      40 Years
Price Chopper Plaza
 Rome, NY................................      40 Years
Westgate Manor Plaza
 Rome, NY -- ROME........................      40 Years
Northland
 Watertown, NY...........................      40 Years
Ashland Square
 Ashland, OH.............................      40 Years
Harbor Plaza
 Ashtabula, OH...........................      40 Years
Belpre Plaza
 Belpre, OH..............................      40 Years
Southwood Plaza
 Bowling Green, OH.......................      40 Years
Lakewood Village
 Celina, OH..............................      40 Years
Brentwood Plaza
 Cincinnati, OH..........................      40 Years
Delhi Shopping Center
 Cincinnati, OH..........................      40 Years
Western Village Shopping Center
 Cincinnati, OH..........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Crown Point Shopping Center
 Columbus, OH............................    7,706,368     2,881,681     7,958,319            8,564
River Run Centre
 Coshocton, OH...........................    2,740,831     1,050,261     4,201,106
South Towne Centre
 Dayton, OH..............................                  4,737,368     9,636,943        1,598,843
Heritage Square
 Dover, OH...............................                  1,749,182     7,011,927           59,707
Midway Crossing
 Elyria, OH..............................                  1,944,200     7,776,800          192,574
Fairfield Mall
 Fairfield, OH...........................                  1,287,649     1,685,919          228,983
Silver Bridge Plaza
 Gallipolis, OH..........................                    919,022     3,197,673        1,500,228
Shopping Center -- Genoa
 Genoa, OH...............................                     96,001     1,016,349
Parkway Plaza
 Maumee, OH..............................                    950,667     2,069,921          476,756
New Boston Shopping Center
 New Boston, OH..........................                  2,102,371     9,176,918          128,373
Market Place
 Piqua, OH...............................                    597,923     3,738,164          403,895
Brice Park Shopping Center
 Reynoldsburg, OH........................    4,789,304     4,854,414    10,204,698            9,469
Central Ave Market Place
 Toledo, OH..............................                  1,046,480     1,769,207          381,861
Greentree Shopping Center
 Upper Arlington, OH.....................    6,507,325     3,379,200     6,860,800

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Crown Point Shopping Center
 Columbus, OH............................  2,881,681     7,966,883    10,848,564      333,131     1980-85,97     Jul 98
River Run Centre
 Coshocton, OH...........................  1,050,261     4,201,106     5,251,367      126,657     1992           Jul 98
South Towne Centre
 Dayton, OH..............................  4,737,368    11,235,786    15,973,154    2,445,217     1972           Mar 92
Heritage Square
 Dover, OH...............................  1,749,182     7,071,634     8,820,816    1,174,016     1959           Aug 93
Midway Crossing
 Elyria, OH..............................  1,944,200     7,969,374     9,913,574      798,237     1986           Dec 95
Fairfield Mall
 Fairfield, OH...........................  1,287,649     1,914,902     3,202,551      447,995     1978           May 90
Silver Bridge Plaza
 Gallipolis, OH..........................    919,022     4,697,901     5,616,923    2,040,760     1972           Dec 86
Shopping Center -- Genoa
 Genoa, OH...............................     96,001     1,016,349     1,112,350      223,563     1987           Mar 91
Parkway Plaza
 Maumee, OH..............................    950,667     2,546,677     3,497,344      661,930     1955           Sep 89
New Boston Shopping Center
 New Boston, OH..........................  2,102,371     9,305,291    11,407,662    1,599,324     1991           Feb 93
Market Place
 Piqua, OH...............................    597,923     4,142,059     4,739,982    1,002,206     1972           Nov 91
Brice Park Shopping Center
 Reynoldsburg, OH........................  4,854,414    10,214,167    15,068,581      437,813     1989-92        Mar 98
Central Ave Market Place
 Toledo, OH..............................  1,046,480     2,151,068     3,197,548      491,833     1968           Aug 90
Greentree Shopping Center
 Upper Arlington, OH.....................  3,379,200     6,860,800    10,240,000      285,867     1974,80,91     Jul 98

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Crown Point Shopping Center
 Columbus, OH............................      40 Years
River Run Centre
 Coshocton, OH...........................      40 Years
South Towne Centre
 Dayton, OH..............................      40 Years
Heritage Square
 Dover, OH...............................      40 Years
Midway Crossing
 Elyria, OH..............................      40 Years
Fairfield Mall
 Fairfield, OH...........................      40 Years
Silver Bridge Plaza
 Gallipolis, OH..........................      40 Years
Shopping Center -- Genoa
 Genoa, OH...............................      40 Years
Parkway Plaza
 Maumee, OH..............................      40 Years
New Boston Shopping Center
 New Boston, OH..........................      40 Years
Market Place
 Piqua, OH...............................      40 Years
Brice Park Shopping Center
 Reynoldsburg, OH........................      40 Years
Central Ave Market Place
 Toledo, OH..............................      40 Years
Greentree Shopping Center
 Upper Arlington, OH.....................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Sunfresh (Associated Grocers)
 Muskogee, OK............................                    476,864     1,907,694
Bethel Park Plaza
 Bethel Park, PA.........................                    868,039     9,933,094          929,972
Supervalu/Clearfield
 Clearfield, PA..........................                    357,218     1,429,000
Dillsburg Shopping Center
 Dillsburg, PA...........................                  1,166,376     4,665,505           66,170
Market Street Square
 Elizabethtown, PA.......................                  3,494,045    13,976,027
Hardees -- Pad
 Hanover, PA.............................                                  400,000
New Garden Shopping Center
 Kennett Square, PA......................                    912,130     3,161,495          (17,349)
Stonemill Plaza
 Lancaster, PA...........................                  1,407,975     5,650,901           90,426
Crossroads Plaza
 Mt. Pleasant, PA........................                    384,882     1,040,668          443,627
Acme Market
 Philadelphia, PA........................                    227,720     1,398,726
Ivyridge Shopping Center
 Philadelphia, PA........................                  1,504,080     6,026,320          924,868
Roosevelt Mall Annex
 Philadelphia, PA........................                    159,703        91,798        1,076,586
Roosevelt Mall NE
 Philadelphia, PA........................                  1,772,067     2,602,635        6,970,168
Strawbridge's
 Philadelphia, PA........................                    605,607     3,923,050

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Sunfresh (Associated Grocers)
 Muskogee, OK............................    476,864     1,907,694     2,384,558       58,562     1981           Aug 93
Bethel Park Plaza
 Bethel Park, PA.........................    868,039    10,863,066    11,731,105      772,008     1965           May 97
Supervalu/Clearfield
 Clearfield, PA..........................    357,218     1,429,000     1,786,218       43,867     1982           Aug 93
Dillsburg Shopping Center
 Dillsburg, PA...........................  1,166,376     4,731,675     5,898,051      374,268     1994           Oct 96
Market Street Square
 Elizabethtown, PA.......................  3,494,045    13,976,027    17,470,072      421,358     1993-94        Oct 97
Hardees -- Pad
 Hanover, PA.............................                  400,000       400,000       24,583     1971           Jul 97
New Garden Shopping Center
 Kennett Square, PA......................    912,130     3,144,146     4,056,276      211,686     1979           Apr 97
Stonemill Plaza
 Lancaster, PA...........................  1,407,975     5,741,327     7,149,302      857,646     1988           Jan 94
Crossroads Plaza
 Mt. Pleasant, PA........................    384,882     1,484,295     1,869,177      390,142     1975           Nov 88
Acme Market
 Philadelphia, PA........................    227,720     1,398,726     1,626,446       48,062     1980           Aug 98
Ivyridge Shopping Center
 Philadelphia, PA........................  1,504,080     6,951,188     8,455,268      705,771     1963           Aug 95
Roosevelt Mall Annex
 Philadelphia, PA........................    159,703     1,168,384     1,328,087      663,206     1958           Apr 74
Roosevelt Mall NE
 Philadelphia, PA........................  1,772,067     9,572,803    11,344,870    5,188,787     1964           Jan 64
Strawbridge's
 Philadelphia, PA........................    605,607     3,923,050     4,528,657    3,923,050     1964           Jan 64

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Sunfresh (Associated Grocers)
 Muskogee, OK............................      40 Years
Bethel Park Plaza
 Bethel Park, PA.........................      40 Years
Supervalu/Clearfield
 Clearfield, PA..........................      40 Years
Dillsburg Shopping Center
 Dillsburg, PA...........................      40 Years
Market Street Square
 Elizabethtown, PA.......................      40 Years
Hardees -- Pad
 Hanover, PA.............................      35 Years
New Garden Shopping Center
 Kennett Square, PA......................      40 Years
Stonemill Plaza
 Lancaster, PA...........................      40 Years
Crossroads Plaza
 Mt. Pleasant, PA........................      40 Years
Acme Market
 Philadelphia, PA........................      40 Years
Ivyridge Shopping Center
 Philadelphia, PA........................      40 Years
Roosevelt Mall Annex
 Philadelphia, PA........................      40 Years
Roosevelt Mall NE
 Philadelphia, PA........................      40 Years
Strawbridge's
 Philadelphia, PA........................      35 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Giant Eagle #637
 Pittsburgh, PA..........................                    514,470     2,057,726
Johnstown Galleria
 Richland Township, PA...................    3,486,549     1,584,716     6,338,788
St Mary's Plaza
 St Mary's, PA...........................                    977,711     3,910,842          137,560
Northland Center
 State College, PA.......................                  1,253,513     5,306,721           84,929
Hampton Square Shopping Center
 Upper So Hampton, PA....................                    772,800     2,907,200
Shops at Prospect
 West Hempfield, PA......................                    741,941     2,967,765           70,154
York Marketplace
 York, PA................................                  3,199,353    12,797,412        1,860,678
Circle Center
 Hilton Head Island, SC..................    4,918,030     1,533,329     6,133,106
Crossroads -- Palmetto
 Hilton Head Island, SC..................    2,446,447       473,111     1,892,443
BI-LO
 James Island, SC........................                    379,829     1,519,423
Island Plaza
 James Island, SC........................                  2,820,729    11,283,031           38,392
Remount Village
 N. Charleston, SC.......................    3,779,830     1,470,352     5,879,355
Congress Crossing
 Athens, TN..............................                  1,098,351     6,747,013           84,281
St. Elmo Central
 Chattanooga, TN.........................    4,142,785     1,529,587     6,120,555

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Giant Eagle #637
 Pittsburgh, PA..........................    514,470     2,057,726     2,572,196       63,170     1982           Aug 93
Johnstown Galleria
 Richland Township, PA...................  1,584,716     6,338,788     7,923,504      191,106     1993           Jul 97
St Mary's Plaza
 St Mary's, PA...........................    977,711     4,048,402     5,026,113      533,299     1970           Dec 94
Northland Center
 State College, PA.......................  1,253,513     5,391,650     6,645,163    1,033,774     1988           Jun 92
Hampton Square Shopping Center
 Upper So Hampton, PA....................    772,800     2,907,200     3,680,000       74,788     1980           Dec 98
Shops at Prospect
 West Hempfield, PA......................    741,941     3,037,919     3,779,860      352,849     1994           Jul 95
York Marketplace
 York, PA................................  3,199,353    14,658,090    17,857,443    1,684,203     1955           May 95
Circle Center
 Hilton Head Island, SC..................  1,533,329     6,133,106     7,666,435      184,906     1989           Mar 94
Crossroads -- Palmetto
 Hilton Head Island, SC..................    473,111     1,892,443     2,365,554       59,396     1994           Oct 95
BI-LO
 James Island, SC........................    379,829     1,519,423     1,899,252       46,643     1982           Aug 93
Island Plaza
 James Island, SC........................  2,820,729    11,321,423    14,142,152      340,391     1993-94        Oct 97
Remount Village
 N. Charleston, SC.......................  1,470,352     5,879,355     7,349,707      173,393     1996           Nov 96
Congress Crossing
 Athens, TN..............................  1,098,351     6,831,294     7,929,645    1,367,386     1990           Mar 92
St. Elmo Central
 Chattanooga, TN.........................  1,529,587     6,120,555     7,650,142      180,493     1995           Aug 96

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Giant Eagle #637
 Pittsburgh, PA..........................      40 Years
Johnstown Galleria
 Richland Township, PA...................      40 Years
St Mary's Plaza
 St Mary's, PA...........................      40 Years
Northland Center
 State College, PA.......................      40 Years
Hampton Square Shopping Center
 Upper So Hampton, PA....................      40 Years
Shops at Prospect
 West Hempfield, PA......................      40 Years
York Marketplace
 York, PA................................      40 Years
Circle Center
 Hilton Head Island, SC..................      40 Years
Crossroads -- Palmetto
 Hilton Head Island, SC..................      40 Years
BI-LO
 James Island, SC........................      40 Years
Island Plaza
 James Island, SC........................      40 Years
Remount Village
 N. Charleston, SC.......................      40 Years
Congress Crossing
 Athens, TN..............................      40 Years
St. Elmo Central
 Chattanooga, TN.........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Winn-Dixie #1932
 Chattanooga, TN.........................                    591,450     2,365,576
Saddletree Village
 Collegedale, TN.........................    1,967,686       685,676     2,900,245
West Towne Square Shopping Center
 Elizabethton, TN........................                    529,103     3,880,088           25,139
Greeneville Commons
 Greeneville, TN.........................                  1,075,200     7,884,800           23,156
Hazel Path Commons
 Hendersonville, TN......................                    919,231     3,677,158
Kimball Crossing
 Kimball, TN.............................                  3,966,352    15,875,659            9,999
First American Bank/Audition Hi-Fi
 Kingsport, TN...........................                                  104,884
Chapman-Ford Crossing
 Knoxville, TN...........................                  2,367,047     9,507,577          (39,285)
Farrar Place
 Manchester, TN..........................                    804,963     3,220,060
Georgetown Square
 Murfreesboro, TN........................                  1,166,924     4,674,698          216,576
Apison Crossing
 Ooltewah, TN............................                  1,679,125     6,716,542
Madison Street Station
 Shelbyville, TN.........................                    752,499     3,012,444          203,257
Commerce Central
 Tullahoma, TN...........................    8,890,812     3,043,798    12,177,046
Merchant's Central
 Winchester, TN..........................                  2,891,062    11,564,219           43,990

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Winn-Dixie #1932
 Chattanooga, TN.........................    591,450     2,365,576     2,957,026       72,621     1995           Jul 96
Saddletree Village
 Collegedale, TN.........................    685,676     2,900,245     3,585,921       85,152     1990           Jun 98
West Towne Square Shopping Center
 Elizabethton, TN........................    529,103     3,905,227     4,434,330      162,980     1970,1998      Jun 98
Greeneville Commons
 Greeneville, TN.........................  1,075,200     7,907,956     8,983,156    1,557,779     1990           Mar 92
Hazel Path Commons
 Hendersonville, TN......................    919,231     3,677,158     4,596,389      110,860     1989           Nov 95
Kimball Crossing
 Kimball, TN.............................  3,966,352    15,885,658    19,852,010      469,114     1987           Nov 95
First American Bank/Audition Hi-Fi
 Kingsport, TN...........................                  104,884       104,884                  1970           Sep 92
Chapman-Ford Crossing
 Knoxville, TN...........................  2,367,047     9,468,292    11,835,339      285,657     1990           Dec 92
Farrar Place
 Manchester, TN..........................    804,963     3,220,060     4,025,023       97,079     1990           Dec 95
Georgetown Square
 Murfreesboro, TN........................  1,166,924     4,891,274     6,058,198      891,499     1986           Sep 93
Apison Crossing
 Ooltewah, TN............................  1,679,125     6,716,542     8,395,667      202,494     1997           Jul 97
Madison Street Station
 Shelbyville, TN.........................    752,499     3,215,701     3,968,200       89,401     1985           Oct 95
Commerce Central
 Tullahoma, TN...........................  3,043,798    12,177,046    15,220,844      359,108     1995           Aug 96
Merchant's Central
 Winchester, TN..........................  2,891,062    11,608,209    14,499,271      353,109     1997           Dec 97

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Winn-Dixie #1932
 Chattanooga, TN.........................      40 Years
Saddletree Village
 Collegedale, TN.........................      40 Years
West Towne Square Shopping Center
 Elizabethton, TN........................      40 Years
Greeneville Commons
 Greeneville, TN.........................      40 Years
Hazel Path Commons
 Hendersonville, TN......................      40 Years
Kimball Crossing
 Kimball, TN.............................      40 Years
First American Bank/Audition Hi-Fi
 Kingsport, TN...........................      40 Years
Chapman-Ford Crossing
 Knoxville, TN...........................      40 Years
Farrar Place
 Manchester, TN..........................      40 Years
Georgetown Square
 Murfreesboro, TN........................      40 Years
Apison Crossing
 Ooltewah, TN............................      40 Years
Madison Street Station
 Shelbyville, TN.........................      40 Years
Commerce Central
 Tullahoma, TN...........................      40 Years
Merchant's Central
 Winchester, TN..........................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B              COLUMN C               COLUMN D
-----------------------------------------  -------------   ------------------------   ----------------
                                                                                      COST CAPITALIZED
                                                                                       SUBSEQUENT TO
                                                           INITIAL COST TO COMPANY      ACQUISITION
                                                           ------------------------   ----------------

                                                                        BUILDING &
DESCRIPTION                                ENCUMBERANCES     LAND      IMPROVEMENTS     IMPROVEMENTS
-----------                                -------------   ---------   ------------   ----------------
RETAIL
Bardin Place Center
 Arlington, TX...........................                  6,733,620    27,101,486
Kmart #7396
 De Soto, TX.............................                    529,521     2,118,084
Houston II
 Houston, TX.............................                     71,600       286,239
Houston II
 Houston, TX.............................                     56,200       224,959
Irving West SC
 Irving, TX..............................    2,940,489       933,850     3,735,400
Kroger #506
 Missouri City, TX.......................                    390,012     1,560,274
El Chico (Ground Lease)
 Temple, TX..............................                    450,886       504,012
Valley Fair Master
 West Valley City, UT....................   17,450,619     6,985,675    27,942,699        1,927,577
Shopping Center -- Colonial Hts
 Colonial Heights, VA....................                    290,000       792,441
Pizza Hut -- Pad
 Harrisonburg, VA........................                                  427,500
Factory Merchants Ft Chiswell
 Max Meadows, VA.........................                    411,023     1,644,017        1,128,622
Hanover Square Shopping Center
 Mechanicsville, VA......................                  1,778,701     7,114,805          210,309
Victorian Square
 Midlothian, VA..........................                  3,548,432    14,208,727          135,710
Va-Ky Regional SC
 Norton, VA..............................                  2,795,765    11,183,252

                COLUMN A                                 COLUMN E                    COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  -------------------------------------   ------------   ------------   --------

                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                  THE CLOSE OF THE PERIOD
                                           -------------------------------------

                                                        BUILDING &                 ACCUMULATED      DATE OF        DATE
DESCRIPTION                                  LAND      IMPROVEMENTS     TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ---------   ------------   ----------   ------------   ------------   --------
RETAIL
Bardin Place Center
 Arlington, TX...........................  6,733,620    27,101,486    33,835,106      808,535     1992-93        Oct 97
Kmart #7396
 De Soto, TX.............................    529,521     2,118,084     2,647,605       65,022     1980           Aug 93
Houston II
 Houston, TX.............................     71,600       286,239       357,839        8,788     1985           Dec 92
Houston II
 Houston, TX.............................     56,200       224,959       281,159        6,905     1985           Dec 92
Irving West SC
 Irving, TX..............................    933,850     3,735,400     4,669,250      117,240     1987           Sep 93
Kroger #506
 Missouri City, TX.......................    390,012     1,560,274     1,950,286       47,897     1982           Aug 93
El Chico (Ground Lease)
 Temple, TX..............................    450,886       504,012       954,898       15,294     1995           Dec 95
Valley Fair Master
 West Valley City, UT....................  6,985,675    29,870,276    36,855,951    1,258,692     1970           Dec 96
Shopping Center -- Colonial Hts
 Colonial Heights, VA....................    290,000       792,441     1,082,441      309,430     1972           May 86
Pizza Hut -- Pad
 Harrisonburg, VA........................                  427,500       427,500       41,732     1969           Jul 96
Factory Merchants Ft Chiswell
 Max Meadows, VA.........................    411,023     2,772,639     3,183,662    1,118,197     1989           Nov 93
Hanover Square Shopping Center
 Mechanicsville, VA......................  1,778,701     7,325,114     9,103,815    1,369,835     1991           Jan 93
Victorian Square
 Midlothian, VA..........................  3,548,432    14,344,437    17,892,869    2,093,993     1991           Mar 94
Va-Ky Regional SC
 Norton, VA..............................  2,795,765    11,183,252    13,979,017      335,471     1989           Dec 92

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Bardin Place Center
 Arlington, TX...........................      40 Years
Kmart #7396
 De Soto, TX.............................      40 Years
Houston II
 Houston, TX.............................      40 Years
Houston II
 Houston, TX.............................      40 Years
Irving West SC
 Irving, TX..............................      40 Years
Kroger #506
 Missouri City, TX.......................      40 Years
El Chico (Ground Lease)
 Temple, TX..............................      40 Years
Valley Fair Master
 West Valley City, UT....................      40 Years
Shopping Center -- Colonial Hts
 Colonial Heights, VA....................      35 Years
Pizza Hut -- Pad
 Harrisonburg, VA........................      35 Years
Factory Merchants Ft Chiswell
 Max Meadows, VA.........................      40 Years
Hanover Square Shopping Center
 Mechanicsville, VA......................      40 Years
Victorian Square
 Midlothian, VA..........................      40 Years
Va-Ky Regional SC
 Norton, VA..............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999

                COLUMN A                     COLUMN B                COLUMN C                  COLUMN D
-----------------------------------------  -------------   -----------------------------   ----------------
                                                                                           COST CAPITALIZED
                                                                                            SUBSEQUENT TO
                                                              INITIAL COST TO COMPANY        ACQUISITION
                                                           -----------------------------   ----------------

                                                                            BUILDING &
DESCRIPTION                                ENCUMBERANCES       LAND        IMPROVEMENTS      IMPROVEMENTS
-----------                                -------------   ------------   --------------   ----------------
RETAIL
Cave Spring Corners Shopping Center
 Roanoke, VA.............................                     1,064,298        4,257,792           24,420
Hunting Hills Shopping Center
 Roanoke, VA.............................     4,164,775       1,897,007        6,010,376            9,047
Lakeside Plaza
 Salem, VA...............................                     1,383,339        5,355,788
Shopping Center -- Spotsylvania
 Spotsylvania, VA........................                       250,000        1,363,880          260,466
Lake Drive Plaza
 Vinton, VA..............................     3,727,118       1,432,155        4,616,848          147,496
Ridgeview Centre
 Wise, VA................................                     2,707,679        4,417,792          567,515
Moundsville Plaza
 Moundsville, WV.........................                       228,283        1,989,798        5,139,516
Grand Central Plaza
 Parkersburg, WV.........................                                      4,358,333          153,150
Kmart Plaza
 Vienna, WV..............................                       664,121        2,656,483          143,331
                                           ------------    ------------   --------------     ------------
                                           $368,994,395    $552,145,683   $2,142,953,711     $185,545,637
                                           ============    ============   ==============     ============

                COLUMN A                                      COLUMN E                        COLUMN F       COLUMN G     COLUMN H
-----------------------------------------  ----------------------------------------------   ------------   ------------   --------

                                                  GROSS AMOUNT AT WHICH CARRIED AT
                                                      THE CLOSE OF THE PERIOD
                                           ----------------------------------------------

                                                            BUILDING &                      ACCUMULATED      DATE OF        DATE
DESCRIPTION                                    LAND        IMPROVEMENTS        TOTAL        DEPRECIATION   CONSTRUCTION   ACQUIRED
-----------                                ------------   --------------   --------------   ------------   ------------   --------
RETAIL
Cave Spring Corners Shopping Center
 Roanoke, VA.............................     1,064,298        4,282,212        5,346,510       270,890    1969           Jun 97
Hunting Hills Shopping Center
 Roanoke, VA.............................     1,897,007        6,019,423        7,916,430       257,599    1989           Apr 98
Lakeside Plaza
 Salem, VA...............................     1,383,339        5,355,788        6,739,127        81,963    1989           Apr 99
Shopping Center -- Spotsylvania
 Spotsylvania, VA........................       250,000        1,624,346        1,874,346       563,965    1970           May 86
Lake Drive Plaza
 Vinton, VA..............................     1,432,155        4,764,344        6,196,499       199,143    1976           Feb 98
Ridgeview Centre
 Wise, VA................................     2,707,679        4,985,307        7,692,986       929,166    1990           Jul 92
Moundsville Plaza
 Moundsville, WV.........................       228,283        7,129,314        7,357,597     1,224,078    1961           Dec 88
Grand Central Plaza
 Parkersburg, WV.........................                      4,511,483        4,511,483     1,315,139    1986           Jun 88
Kmart Plaza
 Vienna, WV..............................       664,121        2,799,814        3,463,935       469,066    1975           Feb 93
                                           ------------   --------------   --------------   ------------
                                           $552,145,683   $2,328,499,348   $2,880,645,031   $216,274,187
                                           ============   ==============   ==============   ============

                COLUMN A                       COLUMN I
-----------------------------------------  ----------------

                                            LIFE ON WHICH
                                             DEPRECIATED
                                              IN LATEST
DESCRIPTION                                INCOME STATEMENT
-----------                                ----------------
RETAIL
Cave Spring Corners Shopping Center
 Roanoke, VA.............................      40 Years
Hunting Hills Shopping Center
 Roanoke, VA.............................      40 Years
Lakeside Plaza
 Salem, VA...............................      40 Years
Shopping Center -- Spotsylvania
 Spotsylvania, VA........................      35 Years
Lake Drive Plaza
 Vinton, VA..............................      40 Years
Ridgeview Centre
 Wise, VA................................      40 Years
Moundsville Plaza
 Moundsville, WV.........................      40 Years
Grand Central Plaza
 Parkersburg, WV.........................      40 Years
Kmart Plaza
 Vienna, WV..............................      40 Years

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

                                                       YEAR ENDED    FIVE MONTHS ENDED   YEAR ENDED
                                                      DECEMBER 31,     DECEMBER 31,       JULY 31,
                                                          1999             1998             1998
                                                      ------------   -----------------   ----------
[a] Reconciliation of total real estate carrying
    value is as follows:
     Balance at beginning of year..................    $2,825,469       $1,452,738       $1,277,775
     Acquisitions and improvements.................        75,480           40,057          174,963
     Allocation of purchase price..................         4,000        1,332,714               --
     Cost of property sold.........................       (24,304)             (40)              --
                                                       ----------       ----------       ----------
     Balance at end of year........................    $2,880,645       $2,825,469       $1,452,738
                                                       ==========       ==========       ==========
     Total cost for federal income tax purposes at
       the end of each year........................    $2,491,717       $2,478,694       $1,452,738
                                                       ==========       ==========       ==========
[b] Reconciliation of accumulated depreciation is
    as follows:
     Balance at beginning of year..................    $  158,021       $  136,978       $  105,866
     Depreciation expense..........................        62,163           21,043           31,112
     Deletions -- property sold....................        (3,910)              --               --
                                                       ----------       ----------       ----------
     Balance at end of year........................    $  216,274       $  158,021       $  136,978
                                                       ==========       ==========       ==========

                  NEW PLAN EXCEL REALTY TRUST AND SUBSIDIARIES

                         MORTGAGE LOANS ON REAL ESTATE
                             (AMOUNTS IN THOUSANDS)

                                  SCHEDULE IV
                               DECEMBER 31, 1999

        COLUMN A          COLUMN B   COLUMN C               COLUMN D              COLUMN E   COLUMN F    COLUMN G
------------------------  --------   ---------   ------------------------------   --------   ---------   ---------
                           FINAL       FACE                                                    FACE      CARRYING
                          INTEREST   MATURITY               PERIODIC               PRIOR     AMOUNT OF   AMOUNT OF
      DESCRIPTION           RATE       DATE              PAYMENT TERMS             LIENS     MORTGAGES   MORTGAGES
      -----------         --------   ---------   ------------------------------   --------   ---------   ---------
Purchase money first
mortgage, collateralized
by a shopping center in                          Interest payable monthly,
Connellsville, PA.......      10%    8/31/2000   balance at maturity                          $ 5,420     $ 5,180
Purchase money first
mortgage, collateralized
by a shopping center in                          Interest payable monthly,
Whitesboro, NY..........    9.38%    7/31/2000   balance at maturity                            4,610       4,205
Leasehold mortgage,
collateralized by a
tenant lease in Columbus
Center in Columbus,                              Interest and principal payable
IN......................    11.5%    4/30/2004   monthly                                          259         172
Leasehold mortgage,
collateralized by a
tenant lease in D&F                              Interest and principal payable
Plaza in Dunkirk, NY....      12%     5/1/2008   monthly                                        1,000         820
Purchase money first
mortgage, collateralized
by a shopping center in                          Interest payable monthly,
Harrisonburg, VA........       9%    7/22/2000   balance at maturity                              794         149
Purchase money first
mortgage, collateralized
by a shopping center in                          Interest payable quarterly and
New Bern, NC............     7.2%     5/9/2001   principal payable at maturity                    750         750
Purchase money first
mortgage collateralized
by shopping center in                            Interest payable monthly and
Hanover, PA.............    8.75%    7/23/2001   principal payable at maturity                    700         454
Leasehold mortgage
collateralized by a
tenant lease in Shops @
Seneca in Liverpool,                             Interest and principal payable
NY......................      10%    5/31/2008   monthly                                        1,823       1,658
                                                                                              -------     -------
                                                                                              $15,356     $13,388
                                                                                              =======     =======

---------------

Note: Column H is not applicable

                  NEW PLAN EXCEL REALTY TRUST AND SUBSIDIARIES

                         MORTGAGE LOANS ON REAL ESTATE
                             (AMOUNTS IN THOUSANDS)

                                  SCHEDULE IV
                                  (CONTINUED)

                                                                       YEAR ENDED
                                                  -----------------------------------------------------
                                                  DECEMBER 31, 1999   DECEMBER 31, 1998   JULY 31, 1998
                                                  -----------------   -----------------   -------------
Balance, beginning of period...................        $13,399             $13,878          $ 23,107
Additions during period:
  New loans....................................          5,168                 307             1,322
Reductions during period:
  Collection of principal......................         (5,179)               (786)          (10,551)
                                                       -------             -------          --------
Balance, end of period.........................        $13,388             $13,399          $ 13,878
                                                       =======             =======          ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEW PLAN EXCEL REALTY TRUST, INC.
                                            (Registrant)

                                            By:    /s/ GLENN J. RUFRANO
                                              ----------------------------------
                                                       Glenn J. Rufrano
                                                President and Chief Executive
                                                            Officer

Dated: March 21, 2000

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

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----

                /s/ WILLIAM NEWMAN                     Chairman of the Board of           March 21, 2000
---------------------------------------------------      Directors
                  William Newman

               /s/ GLENN J. RUFRANO                    President and Chief Executive      March 21, 2000
---------------------------------------------------      Officer
                 Glenn J. Rufrano

              /s/ JAMES M. STEUTERMAN                  Executive Vice President, Chief    March 21, 2000
---------------------------------------------------      Operating Officer and Director
                James M. Steuterman

               /s/ MICHAEL I. BROWN                    Controller and Chief Accounting    March 21, 2000
---------------------------------------------------      Officer (principal financial
                 Michael I. Brown                        officer)

                /s/ DEAN BERNSTEIN                     Senior Vice President -- Finance   March 21, 2000
---------------------------------------------------      and Multifamily and Director
                  Dean Bernstein

              /s/ RAYMOND H. BOTTORF                   Director                           March 21, 2000
---------------------------------------------------
                Raymond H. Bottorf

                  /s/ NORMAN GOLD                      Director                           March 21, 2000
---------------------------------------------------
                    Norman Gold

                /s/ ARNOLD LAUBICH                     Director                           March 21, 2000
---------------------------------------------------
                  Arnold Laubich

                 /s/ MELVIN NEWMAN                     Director                           March 21, 2000
---------------------------------------------------
                   Melvin Newman

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----

               /s/ BRUCE A. STALLER                    Director                           March 21, 2000
---------------------------------------------------
                 Bruce A. Staller

                 /s/ JOHN WETZLER                      Director                           March 21, 2000
---------------------------------------------------
                   John Wetzler

                 /s/ GREGORY WHITE                     Director                           March 21, 2000
---------------------------------------------------
                   Gregory White

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  *3.1   Articles of Amendment and Restatement of the Charter of the
         Company filed as Exhibit 3.01 to Amendment No. 1 to the
         Company's Registration Statement on Form S-3, File No.
         33-59195.
  *3.2   Articles of Amendment of Articles of Amendment and
         Restatement of the Charter of the Company filed as Exhibit
         4.4 to the Company's Registration Statement on Form S-3,
         File No. 333-65211.
  *3.3   Amended and Restated Bylaws of the Company filed as Exhibit
         4.6 to the Company's Registration Statement on Form S-3,
         File No. 333-65211.
  *3.4   Amendments to the Bylaws of the Company, dated April 21,
         1999, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1999.
  *3.5   Amendments to the Bylaws of the Company, dated June 3, 1999, filed as Exhibit 3.2 to the Company's Quarterly Report on
         Form 10-Q/A for the quarter ended June 30, 1999.
   3.6   Amendments to the Bylaws of the Company, dated February 7,
         2000.
  *4.1   Articles Supplementary classifying 4,600,000 shares of
         preferred stock as 8 1/2% Series A Cumulative Convertible
         Preferred Stock filed as Exhibit 4.01 to the Company's
         Current Report on Form 8-K dated February 7, 1997.
  *4.2   Articles Supplementary classifying 690,000 shares of
         preferred stock as 8 5/8% Series B Cumulative Redeemable
         Preferred Stock filed as Exhibit 4.02 to the Company's
         Current Report on Form 8-K dated January 14, 1998.
  *4.3   Articles Supplementary relating to the Series C Junior
         Participating Preferred Stock of the Company, which may in the future be issued under the Company's Rights Plan filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K/A
         for the year ended December 31, 1998.
  *4.4   Articles Supplementary classifying 150,000 shares of
         preferred stock as 7.80% Series D Cumulative Voting Step-Up
         Premium Rate Preferred Stock filed as Exhibit 4.5 to the
         Company's Registration Statement on Form S-3, File No.
         333-65211.
 *10.1   Amended and Restated 1993 Stock Option Plan of the Company
         filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223.
 *10.2   Amendment to the Amended and Restated 1993 Stock Option Plan
         of the Company, dated May 28, 1998, dated September 28,
         1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
 *10.3   Amendment to the Amended and Restated 1993 Stock Option Plan
         of the Company, dated February 8, 1999, filed as Exhibit
         10.5 to the Company's Annual Report on Form 10-K/A for the
         year ended December 31, 1998.
  10.4   Amendment to the Amended and Restated 1993 Stock Option Plan
         of the Company, dated April 21, 1999.
  10.5   Amendment to the Amended and Restated 1993 Stock Option Plan
         of the Company, dated February 17, 2000.
 *10.6   Directors' Amended and Restated 1994 Stock Option Plan of
         the Company, dated May 10, 1996, filed as Exhibit 10.8 to
         the Company's Annual Report on Form 10-K/A for the year
         ended December 31, 1998.
 *10.7   Amendment to the Amended and Restated 1994 Directors' Stock
         Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company's Annual Report on Form
         10-K/A for the year ended December 31, 1998.
  10.8   Amendment to the Amended and Restated 1994 Directors' Stock
         Option Plan of the Company, dated February 17, 2000.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 *10.9   New Plan Realty Trust 1997 Stock Option Plan filed as
         Exhibit 4.1 to the Company's Registration Statement on Form
         S-8, File No. 333-65221.
 *10.10  New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221.
 *10.11  Amended and Restated New Plan Realty Trust 1985 Incentive
         Stock Option Plan filed as Exhibit 4.3 to the Company's
         Registration Statement on Form S-8, File No. 333-65221.
 *10.12  New Plan Realty Trust March 1991 Stock Option Plan and
         Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the
         Company's Registration Statement on Form S-8, File No.
         333-65221.
  10.13  Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and
         Bank One, NA and BankBoston, N.A., each as co-documentation agent.
  10.14  Guaranty, dated as of November 17, 1999, by and among New
         Plan Realty Trust, Excel Realty Trust -- ST, Inc. and The
         Bank of New York, as administrative agent.
  10.15  Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and
         Bank One, NA and BankBoston, N.A., each as co-documentation agent.
  10.16  Guaranty, dated as of November 17, 1999, by and among New
         Plan Realty Trust, Excel Realty Trust -- ST, Inc. and The
         Bank of New York, as administrative agent.
 *10.17  Indenture, dated as of May 8, 1995, between the Company and
         State Street Bank and Trust Company of California, N.A. (as
         successor to the First National Bank of Boston) filed as
         Exhibit 4.01 to the Company's Registration Statement on Form
         S-3, File No. 33-59195, as amended, on May 9, 1995.
 *10.18  First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.02 to the Company's
         Registration Statement on Form S-3, File No. 333-24615, as
         amended, on April 4, 1997.
 *10.19  Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.01 to the Company's
         Current Report on Form 8-K dated July 3, 1997.
 *10.20  Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of
         Boston, as Trustee filed as Exhibit 4.2 to New Plan Realty
         Trust's Registration Statement on Form S-3, File No.
         33-60045.
 *10.21  First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty
         Trust, Inc. and State Street Bank and Trust Company filed as
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1999.
 *10.22  Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and
         State Street Bank and Trust Company, as Trustee, filed as
         Exhibit 4.1 to the Company's Current Report on Form 8-K
         dated February 3, 1999.
 *10.23  Amended and Restated Agreement of Limited Partnership of
         Excel Realty Partners, L.P., dated as of June 25, 1997,
         filed as Exhibit 10.20 to the Company's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1997.
 *10.24  First Amendment to Amended and Restated Agreement of Limited
         Partnership of Excel Realty Partners, L.P., dated as of
         August 20, 1999, by and among New Plan DRP Trust, New Plan
         Excel Realty Trust, Inc. and the current and future partners in the partnership filed as Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1999.
 *10.25  Master Separation Agreement, dated as of April 21, 1999, among New Plan Excel Realty Trust, Inc., ERT Development
         Corporation and Excel Legacy Corporation filed as Exhibit
         10.1 to the Company's Current Report on Form 8-K dated April
         22, 1999.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 *10.26  Resignation and Release Agreement, dated as of April 21,
         1999, entered into between the Company and Gary B. Sabin
         filed as Exhibit 10.2 to the Company's Current Report on
         Form 8-K dated April 22, 1999.
 *10.27  Resignation and Release Agreement, dated as of April 21,
         1999, entered into between the Company and Richard B. Muir filed as Exhibit 10.3 to the Company's Current Report on
         Form 8-K dated April 22, 1999.
 *10.28  Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub,
         Inc. and New Plan Realty Trust filed, as Exhibit 2.1 to the
         Company's Registration Statement on Form S-4, File No.
         333-61131.
 *10.29  Rights Agreement, dated as of May 15, 1998, between the
         Company and BankBoston, N.A., filed as Exhibit 4 to the
         Company's Report on Form 8-A dated May 19, 1998.
 *10.30  First Amendment to Rights Agreement, dated as of February 8,
         1999, between the Company and BankBoston, N.A. filed as
         Exhibit 4.1 to the Company's Report on Form 8-A/A (Amendment
         No. 1) dated May 5, 1999.
 *10.31  Dividend Reinvestment and Share Purchase Plan filed as
         Exhibit 4.7 to the Company's Registration Statement on Form
         S-3, File No. 333-65211.
 *10.32  Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit
         10.39 to the Company's Annual Report on Form 10-K/A for the
         year ended December 31, 1998.
 *10.33  Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit
         10.1 to the Company's Current Report on Form 8-K, dated
         March 9, 2000.
 *10.34  Employment Agreement, dated as of September 25, 1998, by and between the Company and James M. Steuterman, filed as
         Exhibit 10.43 to the Company's Annual Report on Form 10-K/A
         for the year ended December 31, 1998.
 *10.35  Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit
         10.45 to the Company's Annual Report on Form 10-K/A for the
         year ended December 31, 1998.
  10.36  Employment Agreement, dated as of September 25, 1998, by and between the Company and James DeCicco.
 *10.37  Support Agreement, dated as of May 14, 1998, by William
         Newman to the Company, filed as Exhibit 10.7 to the
         Company's Registration Statement on Form S-4, File No.
         333-61131, dated August 11, 1998.
 *10.38  Agreement, dated as of February 23, 2000, by and between the
         Company and Arnold Laubich, filed as Exhibit 10.9 to the
         Company's Current Report on Form 8-K, dated March 9, 2000.
  10.39  Unconditional Guaranty of Payment and Performance, dated as of January 28, 2000, by the Company (Pointe Orlando).
 *10.40  Unconditional Guaranty of Payment and Performance, dated as of January 13, 1997, by the Company (Briar Preston Ridge),
         filed as Exhibit 10.49 to the Company's Annual Report on
         Form 10-K/A for the year ended December 31, 1998.
  10.41  Term Loan Agreement, dated as of March 7, 2000, between the
         Company and Fleet National Bank
  10.42  Guaranty, dated as of March 7, 2000, by the Trust and Excel
         Realty Trust -- ST, Inc.
  12     Ratio of Earnings to Fixed Charges.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  21     Subsidiaries of the Registrant.
  23     Consent of PricewaterhouseCoopers LLP.
 27(1)   Financial Data Schedule.

---------------
* Incorporated herein by reference as above indicated.
(1) Filed as exhibit to electronic filing only.