Form 10-Q
period 2000-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2000-05-12
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
           OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM          TO
               ----------  ----------

     Commission file number 1-12244


                        NEW PLAN EXCEL REALTY TRUST, INC.

             (Exact name of registrant as specified in its charter)

          MARYLAND                                           33-0160389
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

Yes  X    No
    ---

The number of shares of common stock outstanding at April 30, 2000 was 87,650,665.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        MARCH 31, 2000   MARCH 31, 1999
                                                                        --------------   --------------
Revenues:
 Rental income and related revenues                                        $103,398         $104,323
 Interest, dividend and other income                                          2,130            6,843
                                                                           --------         --------
     Total revenues                                                         105,528          111,166

Expenses:
 Operating costs                                                             23,189           23,288
 Real estate and other taxes                                                 10,789            9,506
 Interest                                                                    22,573           18,947
 Depreciation and amortization                                               15,989           15,639
 Provision for doubtful accounts                                                754            1,406
 Non-recurring charge                                                         2,749               --
 General and administrative                                                   1,997            2,254
                                                                           --------         --------
     Total expenses                                                          78,040           71,040
                                                                           --------         --------
Income before real estate sales and minority interest                        27,488           40,126
Loss on sale of real estate and securities                                       (1)              --
Minority interest in income of partnership                                     (238)            (457)
                                                                           --------         --------
Net income                                                                   27,249           39,669
Other comprehensive income (loss):
 Unrealized gain (loss) on securities for the period                            120              (71)
                                                                           --------         --------
Comprehensive income                                                       $ 27,369          $39,598
                                                                           ========         ========

Net income available to common stock - basic                               $ 21,590         $ 33,867
                                                                           ========         ========
Net income available to common stock - diluted                             $ 21,828         $ 34,324
                                                                           ========         ========
Basic earnings per share                                                   $   0.25            $0.38
                                                                           ========         ========
Diluted earnings per share                                                 $   0.25         $   0.38
                                                                           ========         ========
Average shares outstanding - basic                                           87,607           88,804
                                                                           ========         ========
Average shares outstanding - diluted                                         89,031           91,394
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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                        MARCH 31, 2000
                                                                                          UNAUDITED         DECEMBER 31, 1999
                                                                                        --------------      -----------------
Real estate:
 Land                                                                                    $  552,411             $  552,146
 Building and improvements                                                                2,311,499              2,328,499
 Accumulated depreciation                                                                  (229,218)              (216,274)
                                                                                         ----------             ----------
 Net real estate                                                                          2,634,692              2,664,371
Real estate held for sale                                                                    21,634                     --

Cash and cash equivalents                                                                    19,207                 10,834
Marketable securities                                                                         1,310                  1,190
Receivables:
 Trade, less allowance for doubtful accounts of $13,532
 and $13,897 at March 31, 2000 and December 31, 1999, respectively                           30,907                 30,225
 Other, net                                                                                  20,870                 15,825
Mortgages and notes receivable                                                               60,198                 59,142
Prepaid expenses and deferred charges                                                        15,527                 13,076
Investment in and loans to ERT Development Corporation                                      157,220                150,432
Other assets                                                                                  6,987                  8,046
                                                                                         ----------             ----------
     Total assets                                                                        $2,968,552             $2,953,141
                                                                                         ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable, including unamortized premium of $9,565 and
  $9,921 at March 31, 2000 and December 31, 1999, respectively                           $  331,906             $  341,643
 Notes payable, net of unamortized discount of $2,200 and $2,264
  at March 31, 2000 and December 31, 1999, respectively                                     662,800                662,736
Credit facilities                                                                           230,721                188,721
Capital leases                                                                               27,351                 27,351
Other liabilities                                                                            85,577                 88,591
Tenant security deposits                                                                      7,681                  7,480
                                                                                         ----------             ----------
     Total liabilities                                                                    1,346,036              1,316,522
                                                                                         ----------             ----------
Minority interest in partnership                                                             24,802                 25,100
                                                                                         ----------             ----------
Commitments and contingencies                                                                    --                     --

Stockholders' equity:
 Preferred stock, $.01 par value, 25,000 shares authorized: Series A: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred 1,507
  outstanding at March 31, 2000 and December 31, 1999; Series B:
  6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series
  B Cumulative Redeemable Preferred, 630 outstanding at March 31, 2000 and
  December 31, 1999; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred,
  150 shares outstanding at March 31, 2000 and December 31, 1999.                                23                     23
 Common stock, $.01 par value, 250,000 shares authorized;
  87,651 and 87,555 shares issued and outstanding as of
  March 31, 2000 and December 31, 1999, respectively                                            876                    875
Additional paid-in capital                                                                1,708,825              1,708,186
Accumulated other comprehensive income                                                          334                    214
Accumulated distribution in excess of net income                                           (112,344)               (97,779)
                                                                                         ----------             ----------
     Total stockholders' equity                                                           1,597,714              1,611,519
                                                                                         ----------             ----------
     Total liabilities and stockholders' equity                                          $2,968,552             $2,953,141
                                                                                         ==========             ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           MARCH 31, 2000        MARCH 31, 1999
                                                                                           --------------        --------------
Cash flows from operating activities:
 Net income                                                                                   $ 27,249             $ 39,669
 Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                                 15,989               15,639
  Amortization of premium/discount on mortgages and notes payable                                 (292)                (855)
  Foreign currency loss/(gain)                                                                      16                (196)
  Provision for doubtful accounts                                                                  754                1,406
  Loss on sale of properties, net                                                                    1                   --
  Minority interest in income of partnership                                                       238                  457
  Equity in loss/(income) of affiliate                                                           5,276              (1,023)
  Change in investment in and accrued interest on loans to ERT
   Development Corporation                                                                      (4,100)              (3,776)
 Changes in operating assets and liabilities, net:
  Change in trade receivables                                                                   (1,436)              (1,020)
  Change in other receivables                                                                   (5,045)              (2,276)
  Change in other liabilities                                                                    (497)                4,364
  Change in sundry assets and liabilities                                                       (1,322)              (2,390)
                                                                                              --------             --------
     Net cash provided by operating activities                                                  36,831               49,999
                                                                                              --------             --------
Cash flows from investing activities:
 Real estate acquisitions and building improvements                                             (7,836)             (24,374)
 Proceeds from real estate sales, net                                                               60                   --
 Advances for mortgage notes receivable, net                                                    (2,602)              (2,300)
 Loans to ERT Development Corporation                                                           (8,000)              (1,280)
 Repayments of mortgage notes receivable                                                           390                   64
                                                                                              --------             --------
     Net cash used in investing activities                                                     (17,988)             (27,890)
                                                                                              --------             --------
Cash flows from financing activities:
 Principal payments of mortgages and notes payable                                              (9,382)              (1,930)
 Dividends paid                                                                                (41,598)             (40,863)
 Minority interest distributions paid                                                             (536)                (891)
 Proceeds from dividend reinvestment plan                                                           --                4,804
 Proceeds from credit facility borrowing                                                        42,000               37,500
 Proceeds from exercise of stock options                                                         6,600                  158
 Payments for the repurchase of common stock                                                    (7,554)                  --
                                                                                              --------             --------
     Net cash used in financing activities                                                     (10,470)              (1,222)
                                                                                              --------             --------
     Net increase in cash and cash equivalents                                                   8,373               20,887
Cash and cash equivalents at beginning of period                                                10,834               13,951
                                                                                              --------             --------
Cash and cash equivalents at end of period                                                    $ 19,207             $ 34,838
                                                                                              ========             ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

     Excel Realty Trust, Inc. ("Excel") was formed in 1985 and subsequently reincorporated as a Maryland corporation. New Plan Realty Trust (the "Trust") was organized in 1972 as a Massachusetts business trust. On September 28, 1998, Excel and the Trust consummated a merger pursuant to an Agreement and Plan of Merger dated as of May 14, 1998, as amended as of August 7, 1998 (the "Merger Agreement"). As discussed more fully in the Company's Annual Report on Form 10-K, the Merger has been treated as a purchase by the Trust of the assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements.


NOTE 2:  ERT DEVELOPMENT CORPORATION

     In 1995, ERT Development Corporation ("ERT") was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. The Company owns 100% of the outstanding preferred shares of ERT. An officer and director of the Company owns all the common shares. The preferred shares are entitled to receive 95% of dividends, if any. Cash requirements to facilitate ERT's transactions have primarily been obtained through borrowings from the Company.

      Investment in and loans to ERT are comprised of the following (in thousands):

                                             MARCH 31, 2000            DECEMBER 31, 1999
                                             --------------            -----------------
Investment                                        ($1,051)                  $  4,227
Unsecured loans and accounts receivable            78,275                    129,790
Secured loans receivable                           58,900                         --
Accrued interest                                   21,096                     16,415
                                                 --------                   --------
                                                 $157,220                   $150,432
                                                 ========                   ========

     Interest and principal payments from ERT are primarily received upon the completion of development projects. Interest receivable from ERT was $21,096,000 and $16,415,000 at March 31, 2000 and December 31, 1999, respectively. Interest income recognized by the Company was $4,681,000 and $3,605,000 for the three months ended March 31, 2000 and 1999, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 2:  ERT DEVELOPMENT CORPORATION, CONTINUED

     For the three months ended March 31, 2000 and 1999, the equity in the (losses) income of ERT recorded by New Plan Excel Realty Trust, Inc. was ($5.3 million) and $1.0 million, respectively.

     Summary unaudited financial information for ERT is as follows (in thousands).

                                                                       MARCH 31, 2000       DECEMBER 31, 1999
                                                                       --------------       -----------------
CONDENSED BALANCE SHEETS
Notes receivable from developers, March 31, 2000 and December
 31, 1999 interest at 10% to 12%                                             $ 33,394                $ 33,405
Real estate and other assets, net of depreciation                             212,656                 212,238
                                                                             --------                --------
     Total Assets                                                            $246,050                $245,643
                                                                             ========                ========

Notes payable to New Plan Excel Realty Trust, Inc.                           $136,903                $128,903
Accrued interest payable to New Plan Excel Realty Trust, Inc.                  21,096                  16,415
Construction and land loans                                                    78,475                  84,013
Other liabilities                                                              10,625                  12,085
                                                                             --------                --------
     Total liabilities                                                        247,099                 241,416
     Total stockholders' equity                                                (1,049)                  4,227
                                                                             --------                --------
     Total liabilities and stockholders' equity                              $246,050                $245,643
                                                                             ========                ========

                                                                             THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                               MARCH 31, 2000          MARCH 31, 1999
                                                                             ------------------      ------------------
CONDENSED STATEMENTS OF INCOME
Revenues                                                                         $  6,456                 $ 6,273
Interest expense to New Plan Excel Realty Trust, Inc.                              (4,681)                 (3,605)
Other expenses                                                                     (7,051)                 (1,645)
                                                                                 --------                 -------
     Net income (loss)                                                            ($5,276)                $ 1,023
                                                                                 -=======                 =======

     Pointe Orlando Development Company, which is consolidated with ERT, had a term loan in the amount of $78.5 million at March 31, 2000, of which $30.0 million was guaranteed by the Company and construction and land loans in the amount of $84.0 million outstanding at December 31, 1999, of which $35.0 million was guaranteed by the Company. ERT has an investment in a joint venture partnership related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Company has guaranteed $68.0 million of the loan on this project, which has an outstanding balance of $61.0 million and $58.6 million at March 31, 2000 and December 31, 1999, respectively. (See Note 9.) In addition, the Company guarantees $1.3 million of the debt on an ERT retail development project, Vail Ranch II, in Temecula, California. The outstanding loan balance is $1.9 million at March 31, 2000.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 3:  STATEMENT OF CASH FLOWS -- SUPPLEMENTAL DISCLOSURE (IN THOUSANDS)

     The amounts paid for interest for the three months ended March 31, 2000 and 1999 were $23,363 and $22,173, respectively. State and local income taxes paid for the three months ended March 31, 2000 and 1999 were $76 and $144, respectively.


NOTE 4:  STOCKHOLDERS' EQUITY


EARNINGS PER SHARE (EPS)

     In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED
                                                             MARCH 31, 2000    MARCH 31, 1999
                                                             --------------    --------------
Basic EPS
 Numerator:
  Net income                                                     $27,249          $39,669
  Preferred dividends                                             (5,659)          (5,802)
                                                                 -------          -------
  Net income available to common shares - basic                  $21,590          $33,867
                                                                 =======          =======
 Denominator:
  Weighted average of common shares outstanding                   87,607           88,804
                                                                 =======          =======
Earnings Per Share                                               $  0.25          $  0.38
                                                                 =======          =======

Diluted EPS
 Numerator:
  Net income                                                     $27,249          $39,669
  Preferred dividends                                             (5,659)          (5,802)
  Minority interest                                                  238              457
                                                                 -------          -------
  Net income available to common shares - diluted                $21,828          $34,324
                                                                 =======          =======
 Denominator:
  Weighted average of common shares outstanding                   87,607           88,804
  Effect of diluted securities:
   Common stock options and warrants                                 189              388
   Excel Realty Partners, L.P. third party units                   1,235            2,202
                                                                 -------          -------
                                                                  89,031           91,394
                                                                 =======          =======
Earnings Per Share                                               $  0.25          $  0.38
                                                                 =======          =======

Preferred A shares are anti-dilutive for earnings per share calculations.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 5:  SEGMENT INFORMATION

     The Company's two reportable business segments are retail and residential properties. At March 31, 2000, the retail segment consists of 304 shopping centers (included in this amount are seven office and other properties) and the residential segment consists of 53 garden apartment communities. Selected financial information for each segment is as follows (in thousands):


                                                       RETAIL           RESIDENTIAL         OTHER             TOTAL
                                                     ----------         -----------       ---------        -----------
FOR THREE MONTHS ENDED
MARCH 31, 2000
Revenue                                              $   84,551            $ 18,847       $   2,130         $  105,528
Expenses and minority interest                           24,222              10,510           4,984             39,716
Interest expense                                                                             22,573             22,573
Depreciation and amortization                            13,766               2,223                             15,989
Gain/(loss) on sale of securities/properties                                                     (1)                (1)
                                                     ----------            --------       ---------         ----------
Net income                                           $   46,563            $  6,114        ($25,428)        $   27,249
                                                     ==========            ========       =========         ==========
Real Estate Assets, net                              $2,288,825            $345,867                         $2,634,692
                                                     ==========            ========                         ==========

FOR THREE MONTHS ENDED
MARCH 31, 1999
Revenue                                              $   84,953            $ 19,370       $   6,843         $  111,166
Expenses and minority interest                           24,093              10,564           2,254             36,911
Interest expense                                                                             18,947             18,947
Depreciation and amortization                            13,465               2,174              --             15,639
                                                     ----------            --------       ---------         ----------
Net income                                           $   47,395            $  6,632        ($14,358)        $   39,669
                                                     ==========            ========       =========         ==========
Real Estate Assets, net                              $2,321,468            $353,645                         $2,675,113
                                                     ==========            ========                         ==========


NOTE 6:  REAL ESTATE HELD FOR SALE

     At the end of the first quarter, two retail properties were classified as "Real estate held for sale". Both properties are located in Pennsylvania and have an aggregate gross leasable area of 408,000 square feet. The transaction was completed on May 1, 2000. In the aggregate, these assets contributed $1.1 million in revenue and $0.6 million in net income for the three months ended March 31, 2000.


NOTE 7:  ENVIRONMENTAL MATTERS

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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 7:  ENVIRONMENTAL MATTERS, CONTINUED

     Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cumulative cost of remediation for these properties will be approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheet at March 31, 2000 is $3.2 million related to the clean-up of these asbestos minerals.


NOTE 8:  NON-RECURRING CHARGE

     In connection with the retirement of Arnold Laubich from his positions as President and Chief Executive Officer, the Company entered into a retirement agreement with Mr. Laubich. The non-recurring charge is primarily the lump sum payments provided for in the retirement agreement.


NOTE 9:  SUBSEQUENT EVENTS

    On April 5, 2000, the loan related to The Centre at Preston Ridge, in Texas, was refinanced. The existing loan and guarantee were reduced from $68.0 million to $26.8 million and the current amount outstanding under the loan at May 1, 2000 was $23.5 million. Concurrently, construction financing of $66.5 million was obtained from a second bank, of which $11.0 million is guaranteed by the Company. The construction loan amount outstanding at May 1, 2000 was $18.9 million. In connection with the refinancing, ERT made a loan of $21.3 million to the development partnership. In addition, ERT will provide additional funding of approximately $14.6 million to be paid out equally over an eleven-month period commencing in May 2000. The Company has guaranteed that this $14.6 million funding will be provided to the development partnership. This guarantee is reduced commensurately as the funds are provided by ERT.

     On April 17, 2000, the Company announced the appointment of John B. Roche as Chief Financial Officer. Mr. Roche will be responsible for directing the Company's capital markets, MIS, financial controls, SEC reporting and compliance activities. He will assume his responsibilities on May 15, 2000.

     In April 2000, an additional $70 million was drawn on the Fleet National Bank term loan facility.

     On May 1, 2000, the Company completed the sale of York Marketplace, a 300,000 square foot shopping center located in York, Pennsylvania, and Northland Center, a 108,000 square foot shopping center located in State College, Pennsylvania. The sale was to a single buyer for an aggregate selling price of approximately $31.4 million.

     On May 11, 2000, the Company announced the resignation of James M. Steuterman as Executive Vice President and Chief Operating Officer of the Company and as a member of the Company's Board of Directors. Mr. Steuterman's day-to-day responsibilities will be assumed by members of the Company's senior management team, including the Company's recently appointed Chief Financial Officer. In connection with the resignation, the Company expects to record a one time non-recurring charge of approximately $0.9 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto as of March 31, 2000 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied from such forward-looking statements.

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred stock, use of the Company's revolving credit facilities and financing from uncollateralized notes and mortgage debt are an additional sources of capital.

     In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include excess cash flow, the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire portfolios of properties. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt and (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties.

     As of March 31, 2000, the Company had approximately $20.5 million in available cash, cash equivalents and marketable securities.

     The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility expires in November 2000 and the other expires in November 2002. As of March 31, 2000, the Company had $225.7 million outstanding under these facilities. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, on March 7, 2000, the Company established a term loan facility with Fleet National Bank, pursuant to which the Company may draw down up to $75 million through April 27, 2000. The Company had $5.0 million outstanding under this facility as of March 31, 2000 and drew down the remaining $70 million in April 2000. Loans drawn under this facility mature on March 5, 2001, and accrue interest at LIBOR plus 80 basis points (based on the Company's credit rating at March 31, 2000). The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York.

     In addition to outstanding amounts on the Company's credit facilities, debt as of March 31, 2000 consisted of $331.9 million of mortgages payable having a weighted average interest rate of 7.8% and $662.8 million of notes payable with a weighted average interest rate of 7.2%. Of this debt, $115.6 million bear variable interest rates. Additionally, the Company has $1.3 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $16.0 million (approximately U.S. $11.1 million as of March 31, 2000) which are sensitive to currency exchange rate fluctuations. The Company has guaranteed a maximum of $99.3 million of indebtedness of ERT of which $92.4 million was outstanding as of March 31, 2000. ERT has third-party debt of $78.5 million, excluding notes payable to the Company, having a weighted average interest rate of 7.5%. The Company provides substantially all of the capital required to fund ERT's operations.

     In October 1999, the Company commenced a program to repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through March 31, 2000, 1,651,000 shares had been repurchased and retired at an average purchase price of $15.77 per share. Of this amount, approximately 420,000 shares were repurchased and retired in the three months ended March 31, 2000

     Other sources of funds are available to the Company. Based on management's internal evaluation of the Company's properties, many of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

     The Company has three classes of preferred stock outstanding as of March 31, 2000: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


     REVENUES:

     Rental revenue decreased by approximately $0.9 million due to several factors. Between January 1, 1999 and March 31, 2000, five retail shopping centers and one residential property were acquired. These acquisitions produced revenue increases of approximately $1.3 million and $0.2 million, respectively. During the same period, the Company sold four retail and two residential properties which accounted for revenue reductions of $0.4 million and $0.7 million, respectively. The balance of the revenue change, a $1.3 million decrease, occurred in the retail portfolio and is in large part attributable to Valley Fair and Clearwater Malls, properties under review for redevelopment.

     Interest, dividend and other revenue decreased $4.7 million. The primary reasons for the decline were a decrease of $6.3 million in the equity participation in ERT Development Corporation and a $1.5 million increase in interest income. Fee revenue and foreign currency change reflected a net increase of $0.1 million. The decrease in the equity participation in ERT, from a gain of $1.0 million in the quarter ended March 1999 to a loss of $5.3 million in the quarter ended March 2000, was primarily the result of factors relating to two operating mall properties, a decrease in interest income and an increase in interest expense.

     Pointe Orlando, a mall in Florida, which in the prior year was accounted for using the equity method with ERT as a 38.5% owner, is now 100% owned and consolidated with ERT. Pointe Orlando had an increased loss in the quarter ended March 2000 of $0.7 million. This was due primarily to increased litigation costs of $1.0 million relating to a legal action revolving around the construction and delayed opening of the mall and an increase in bad debt expense of approximately $0.8 million.

     The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of $2.7 million due primarily to an increase in the bad debt expense of $0.5 million and lease settlement income of $1.9 million received in the prior period, which did not recur in the current period.

     Interest income decreased $1.7 million mainly due to the acquisition and consolidation of Pointe Orlando and the elimination of interest income, which was $1.4 million in the March 1999 quarter. Furthermore, interest income was reduced $0.3 million because ERT no longer accrues interest on certain notes receivable. ERT's interest expense to New Plan Excel increased $1.1 million due to higher borrowings. This was the primary reason for the $1.5 million increase in interest income in the Company.


     EXPENSES:

     Total expenses increased $7.0 million. The major areas of increase were interest expense, real estate and other taxes and a non-recurring charge.

     Interest expense increased $3.6 million due primarily to increased borrowings in connection with development projects, stock repurchases, the redemption of Excel Realty Partners partnership units and property acquisitions.

     Real estate and other taxes increased $1.3 million. Approximately $150,000 was attributable to the net effect of acquisitions and dispositions. The remaining $1.15 million was due to generally higher real estate taxes across the retail and residential portfolios.

     Bad debt expense decreased $0.7 million due to the collection of amounts previously thought to be uncollectible and improved collection experience. The decrease was partially offset by an increase in the reserve for bad debts at the Clearwater Mall.

     In February 2000, Arnold Laubich retired from his positions as President and Chief Executive Officer of the Company. The $2.7 million non-recurring charge are payments made to him in connection with the retirement agreement.

     Operating expenses, after eliminating the impact of acquisitions and dispositions, increased $0.3 million. General and administrative expenses decreased $0.3 million. Higher personnel costs were offset by an increase in the management charge to the operating properties.


FUNDS FROM OPERATIONS

     The company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities, plus depreciation and amortization on real estate and amortized leasing commission costs. Effective January 1, 2000, the Company adopted the NAREIT definition of Funds From Operations which requires the inclusion of both recurring and non-recurring results of operations. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.

                                                                                          THREE MONTHS ENDED
                                                                              MARCH 31, 2000              MARCH 31, 1999
                                                                              --------------              --------------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                                                                        $27,249                     $39,669
Preferred dividends                                                                (5,659)                     (5,802)
Minority interest                                                                     238                         457
                                                                                  -------                     -------
Net income applicable to common shareholders - diluted                             21,828                      34,324

Loss on sale of real estate and securities                                              1                          --
Depreciation and amortization
 New Plan Excel real estate assets                                                 15,989                      15,639
 ERT Development Corp. real estate assets(1)                                        1,116                          --
Preferred dividends                                                                   800                         943
                                                                                  -------                     -------
Funds from operations                                                             $39,734                     $50,906
                                                                                  =======                     =======
Weighted average of common shares outstanding - diluted                            90,905                      93,602
                                                                                  =======                     =======
FFO per share                                                                     $  0.44                     $  0.54
                                                                                  =======                     =======

----------
(1) As of the quarter ended September 30, 1999, the Company recognizes depreciation and amortization from Pointe Orlando, The Mall at 163rd Street and Valley Fair Apartments for FFO purposes.

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2000, the Company had approximately $115.6 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $230.7 million outstanding as of March 31, 2000 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.225 billion of outstanding total debt of the Company, the approximately $2.969 billion of total assets of the Company and the approximately $1.205 billion market capitalization of the Company's common stock as of that date.

     The Company was not a party to any hedging agreements with respect to its floating rate debt as of March 31, 2000. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities into fixed rate liabilities, such agreements would expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

     As of March 31, 2000, the Company had notes receivable in the total amount of Canadian $16 million (approximately U.S. $11.1 million as of March 31, 2000). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of March 31, 2000.

                           PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

               *3.1 Amendments to the Bylaws of the Company, dated February 7, 2000, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

               *10.1    Unconditional Guaranty of Payment and
                        Performance, dated as of January 28, 2000, by the Company (Pointe Orlando), filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

               *10.2    Amendment to the Amended and Restated 1993
                        Stock Option Plan of the Company, dated February 17,
                        2000, filed as Exhibit 10.5 to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999.

               *10.3    Amendment to the Amended and Restated 1994
                        Directors' Stock Option Plan of the Company, dated
                        February 17, 2000, filed as Exhibit 10.8 to the
                        Company's Annual Report on Form 10-K for the year ended December 31, 1999.

               *10.4    Employment Agreement, dated as of February
                        23, 2000, by and between the Company and Glenn J.
                        Rufrano, filed as Exhibit 10.1 to the Company's
                        Current Report on Form 8-K, dated March 9, 2000.

               *10.5    Stock Option Agreement, dated as of February
                        23, 2000 by and between the Company and Glenn J.
                        Rufrano (relating to 460,976 options), filed as
                        Exhibit 10.2 to the Company's Current Report on Form
                        8-K, dated March 9, 2000.

               *10.6    Stock Option Agreement, dated as of February
                        23, 2000 by and between the Company and Glenn J.
                        Rufrano (relating to 39,024 options), filed as
                        Exhibit 10.3 to the Company's Current Report on Form
                        8-K, dated March 9, 2000.

               *10.7    Stock Option Agreement, dated as of February
                        23, 2000 by and between the Company and Glenn J.
                        Rufrano (relating to 200,000 options), filed as
                        Exhibit 10.4 to the Company's Current Report on Form
                        8-K, dated March 9, 2000.

               *10.8    Stock Option Agreement, dated as of February
                        23, 2000 by and between the Company and Glenn J.
                        Rufrano (relating to 515,121 options), filed as
                        Exhibit 10.5 to the Company's Current Report on Form
                        8-K, dated March 9, 2000.

               *10.9    Recourse Promissory Note, dated February 23,
                        2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company's
                        Current Report on Form 8-K, dated March 9, 2000.

               *10.10   Limited Recourse Promissory Note, dated
                        February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K, dated March 9,
                        2000.

               *10.11   Stock Pledge Agreement, dated February 23,
                        2000 between the Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the Company's Current Report on
                        Form 8-K, dated March 9, 2000.

               *10.12 Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as
                        Exhibit 10.9 to the Company's Current Report on Form
                        8-K, dated March 9, 2000.

               *10.13   Term Loan Agreement, dated as of March 7,
                        2000, between the Company and Fleet National Bank, filed as Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

               *10.14 Guaranty, dated as of March 7, 2000, by the Trust and Excel Realty Trust - ST, Inc., filed as
                        Exhibit 10.42 to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1999.

               10.15 Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche.

               10.16 Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman.

               12       Ratio of Earnings to Fixed Charges

               27(1)    Financial Data Schedule

----------
*    Incorporated herein by reference as indicated above.
(1)  Filed as an exhibit to the electronic filing only.

          (b) During the period covered by this report the Company filed the following reports on Form 8-K:

               Form 8-K filed on March 9, 2000 containing Item 5, Other Events. The filing relates to the retirement of Arnold Laubich from certain positions including President and Chief Executive Officer and the employment of Glenn J. Rufrano as President and Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000


                                            NEW PLAN EXCEL REALTY TRUST, INC.



                                            By: /s/ Glenn J. Rufrano
                                                ------------------------
                                                Glenn J. Rufrano
                                                President and
                                                Chief Executive Officer



                                            By: /s/ Michael I. Brown
                                                ------------------------
                                                Michael I. Brown
                                                Controller and
                                                Chief Accounting Officer

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION
------   -----------
*3.1     Amendments to the Bylaws of the Company, dated February 7, 2000, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1999.

*10.1 Unconditional Guaranty of Payment and Performance, dated as of January 28, 2000, by the Company (Pointe Orlando), filed as
         Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.2 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.3    Amendment to the Amended and Restated 1994 Directors' Stock
         Option Plan of the Company, dated February 17, 2000, filed as
         Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.4 Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9, 2000

*10.5 Stock Option Agreement, dated as of February 23, 2000 by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 9, 2000.

*10.6 Stock Option Agreement, dated as of February 23, 2000 by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 9, 2000.

*10.7 Stock Option Agreement, dated as of February 23, 2000 by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 9, 2000.

*10.8 Stock Option Agreement, dated as of February 23, 2000 by and between the Company and Glenn J. Rufrano (relating to 515,121 options), filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 9, 2000.

*10.9    Recourse Promissory Note, dated February 23, 2000, made by
         Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 9, 2000.

*10.10 Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as
         Exhibit 10.7 to the Company's Current Report on Form 8-K, dated
         March 9, 2000.

*10.11   Stock Pledge Agreement, dated February 23, 2000 between the
         Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the
         Company's Current Report on Form 8-K, dated March 9, 2000.

*10.12 Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, dated March 9, 2000.

*10.13   Term Loan Agreement, dated as of March 7, 2000, between the
         Company and Fleet National Bank, filed as Exhibit 10.41 to the
         Company's Annual Report on Form 10-K for the year ended December
         31, 1999.

*10.14   Guaranty, dated as of March 7, 2000, by the Trust and Excel
         Realty Trust - ST, Inc., filed as Exhibit 10.42 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1999.

10.15 Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche.

10.16 Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman.

12       Ratio of Earnings to Fixed Charges

27(1)    Financial Data Schedule

----------
*    Incorporated herein by reference as indicated above.
(1)  Filed as an exhibit to the electronic filing only.