Form 10-Q
period 2000-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2000-08-10
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR


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

Yes X    No

The number of shares of common stock outstanding at July 31, 2000 was 87,650,665.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND
                              COMPREHENSIVE INCOME
                          FOR THE THREE MONTHS AND SIX
                      MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                        -------------    -------------    -------------    -------------
Revenues:
     Rental income and related revenues                   $  102,540      $  103,394        $  205,938      $  207,717
     Interest, dividend, equity participation and
       other income                                            3,064           6,027             5,194          12,870
                                                          ----------      ----------        ----------      ----------
          Total revenues                                     105,604         109,421           211,132         220,587
                                                          ----------      ----------        ----------      ----------
Expenses:
     Operating costs                                          21,015          20,747            44,204          44,035
     Real estate and other taxes                              10,931           9,546            21,720          19,052
     Interest                                                 23,539          19,410            46,112          38,357
     Depreciation and amortization                            15,554          15,759            31,543          31,398
     Provision for doubtful accounts                           1,372           1,897             2,126           3,303
     Non-recurring charge                                        915           8,429             3,664           8,429
     General and administrative                                2,581           1,497             4,578           3,751
                                                          ----------      ----------        ----------      ----------
          Total expenses                                      75,907          77,285           153,947         148,325
                                                          ----------      ----------        ----------      ----------
     Income before real estate sales, impairment of
       real estate and minority interest                      29,697          32,136            57,185          72,262
Gain on sale of real estate and securities                     7,915              --             7,914              --
Impairment of real estate                                     (1,900)             --            (1,900)             --
Minority interest in income of partnership                      (241)           (348)             (479)           (805)
                                                          ----------      ----------        ----------      ----------
Net income before extraordinary item                          35,471          31,788            62,720          71,457
Extraordinary item, early extinguishment of debt                 758              --               758              --
                                                          ----------      ----------        ----------      ----------
Net income                                                    36,229          31,788            63,478          71,457
Other comprehensive income:
   Unrealized gain on securities for the period                  115              72               235               1
                                                          ----------      ----------        ----------      ----------
Comprehensive income                                      $   36,344      $   31,860        $   63,713      $   71,458
                                                          ==========      ==========        ==========      ==========
Net income available to common stock - basic              $   30,571      $   26,129        $   52,161      $   59,996
                                                          ==========      ==========        ==========      ==========
Net income available to common stock - diluted            $   30,812      $   26,477        $   52,640      $   60,801
                                                          ==========      ==========        ==========      ==========
Basic earnings per common share before
  extraordinary item                                      $     0.34      $     0.29        $     0.59      $     0.68
                                                          ==========      ==========        ==========      ==========
Diluted earnings per common share before
  extraordinary item                                      $     0.34      $     0.29        $     0.58      $     0.67
                                                          ==========      ==========        ==========      ==========
Basic earnings per common share after
  extraordinary item                                      $     0.35      $     0.29        $     0.60      $     0.68
                                                          ==========      ==========        ==========      ==========
Diluted earnings per common share after
  extraordinary item                                      $     0.35      $     0.29        $     0.59      $     0.67
                                                          ==========      ==========        ==========      ==========
Average shares outstanding - basic                            87,651          88,815            87,629          88,810
                                                          ==========      ==========        ==========      ==========
Average shares outstanding - diluted                          89,014          91,113            89,021          91,140
                                                          ==========      ==========        ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      UNAUDITED
                                                                                   JUNE 30, 2000        DECEMBER 31, 1999
                                                                                   -------------        -----------------
                                     ASSETS
Real estate:
     Land                                                                          $    547,386            $    552,146
     Building and improvements                                                        2,240,435               2,328,499
     Accumulated depreciation                                                          (241,735)               (216,274)
                                                                                   ------------            ------------
               Net real estate                                                        2,546,086               2,664,371
Real estate held for sale                                                                70,135                      --
Cash and cash equivalents                                                                13,678                  10,834
Marketable securities                                                                     1,426                   1,190
Receivables:
     Trade, less allowance for doubtful accounts of $14,357 and
     $13,897 at June 30, 2000 and December 31, 1999, respectively                        34,880                  30,225
     Other, net                                                                          22,402                  15,825
Mortgages and notes receivable                                                           59,585                  59,142
Prepaid expenses and deferred charges                                                    12,889                  13,076
Investment in and loans to ERT Development Corporation                                  170,391                 150,432
Other assets                                                                              7,407                   8,046
                                                                                   ------------            ------------
              Total assets                                                         $  2,938,879            $  2,953,141
                                                                                   ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgages payable, including unamortized premium of $8,457 and
     $9,921 at June 30, 2000 and  December 31, 1999, respectively                  $    338,988            $    341,643
Notes payable, net of unamortized discount of $2,136 and
     $2,264 at June 30, 2000 and December 31, 1999, respectively                        622,864                 662,736
Credit facilities                                                                       238,721                 188,721
Capital leases                                                                           27,351                  27,351
Other liabilities                                                                        86,415                  88,591
Tenant security deposits                                                                  7,789                   7,480
                                                                                   ------------            ------------
               Total liabilities                                                      1,322,128               1,316,522
                                                                                   ------------            ------------
Minority interest in partnership                                                         24,505                  25,100
                                                                                   ------------            ------------
Commitments and contingencies                                                                --                      --
Stockholders' equity:
    Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 1,507
       shares outstanding at June 30, 2000 and December 31, 1999, respectively;
       6,300 depository shares, each representing 1/10 of one share of 8 5/8%
       Series B Cumulative Redeemable Preferred, 630 shares outstanding at
       June 30, 2000 and December 31, 1999, respectively; 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting
       Step-Up Premium Rate Preferred, 150 shares
       outstanding at  June 30, 2000 and December 31, 1999                                   23                      23
    Common stock, $.01 par value, 250,000 shares authorized;
        87,651 and 87,555 shares issued and outstanding as of
        June 30, 2000 and December 31, 1999, respectively                                   876                     875
Additional paid-in capital                                                            1,708,825               1,708,186
Accumulated other comprehensive income                                                      450                     214
Accumulated distribution in excess of net income                                       (117,928)                (97,779)
                                                                                   ------------            ------------
          Total stockholders' equity                                                  1,592,246               1,611,519
                                                                                   ------------            ------------
          Total liabilities and stockholders' equity                               $  2,938,879            $  2,953,141
                                                                                   ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          JUNE 30, 2000      JUNE 30, 1999
                                                                                          -------------      -------------
Cash flows from operating activities:
   Net income                                                                              $    63,478         $   71,457
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                           31,543             31,398
        Amortization of net premium/discount on mortgages and notes payable                       (578)            (1,404)
        Foreign currency loss                                                                      292                 --
        Provision for doubtful accounts                                                          2,126              3,303
        Gain on sale of real estate and securities, net                                         (7,914)                --
        Minority interest in income of partnership                                                 479                805
        Extraordinary item                                                                        (758)                --
        Impairment of real estate assets                                                         1,900                 --
        Equity in loss/(income) of affiliate                                                     9,288               (897)
        Change in investment in and accrued interest on loans to ERT Development
               Corporation                                                                      (5,643)                --
  Changes in operating assets and liabilities, net:
        Change in trade and notes receivable                                                    (6,781)            (4,097)
        Change in other receivables                                                             (6,375)            (6,365)
        Change in other liabilities                                                                342             (3,201)
        Change in sundry assets and liabilities                                                    (92)            (2,603)
                                                                                           -----------         ----------
                   Net cash provided by operating activities                                    81,307             88,396
                                                                                           -----------         ----------
Cash flows from investing activities:
   Real estate acquisitions and building improvements                                           (6,972)           (36,209)
   Proceeds from real estate sales, net                                                         30,858                 --
   Advances for mortgage notes receivable, net                                                  (3,359)            (4,953)
   Loans  to ERT Development Corporation                                                       (32,924)            (3,509)
   Repayments from ERT Development Corporation                                                   9,284                 --
   Repayments of mortgage notes receivable                                                       1,485                638
   Sales of marketable securities                                                                   --                 53
                                                                                           -----------         ----------
                   Net cash used in investing activities                                        (1,628)           (43,980)
                                                                                           -----------         ----------
Cash flows from financing activities:
   Principal payments of mortgages and notes payable                                           (71,395)           (29,030)
   Dividends paid                                                                              (83,413)           (83,139)
   Proceeds from mortgages payable                                                              30,000                 --
   Proceeds from dividend reinvestment plan                                                         --             10,932
   Proceeds from credit facility borrowing                                                     142,000             93,836
   Repayment of credit facility                                                                (92,000)                --
   Proceeds from exercise of stock options                                                       6,600                639
   Distributions paid to minority partners                                                      (1,073)            (1,879)
   Payments for the repurchase of common stock                                                  (7,554)           (24,819)
                                                                                           -----------         ----------
                   Net cash used in financing activities                                       (76,835)           (33,460)
                                                                                           -----------         ----------
                   Net increase in cash and cash equivalents                                     2,844             10,956
Cash and cash equivalents at beginning of year                                                  10,834             13,951
                                                                                           -----------         ----------
Cash and cash equivalents at end of year                                                   $    13,678         $   24,907
                                                                                           ===========         ==========

The accompanying notes are an integral part of the consolidated financial statements

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

NOTE 2: ERT DEVELOPMENT

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

     Investment in and loans to ERT are comprised of the following (in thousands):

                                                                          JUNE 30, 2000            DECEMBER 31, 1999
                                                                          -------------            -----------------
Investment                                                                 $   (5,063)                $    4,227
Uncollateralized loans and accounts receivable                                 70,764                    129,790
Collateralized loans receivable                                                81,824                         --
Accrued interest                                                               22,866                     16,415
                                                                           ----------                 ----------
                                                                           $  170,391                 $  150,432
                                                                           ==========                 ==========

     Interest and principal payments from ERT are primarily received upon the completion of development projects. Interest receivable from ERT was approximately $22.9 million and $16.4 million at June 30, 2000 and December 31, 1999, respectively. Interest income recognized by the Company was approximately $9.3 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 2: ERT DEVELOPMENT CORPORATION, CONTINUED

     For the six months ended June 30, 2000 and 1999, the equity in the (losses)/income of ERT recorded by New Plan Excel Realty Trust, Inc. was ($9.3) million and $0.9 million, respectively. For the three months ended June 30, 2000 and 1999, the equity in the (losses) of ERT recorded by New Plan Excel Realty Trust, Inc. was ($4.0) million and ($0.1) million, respectively.

     Summary unaudited financial information for ERT is as follows (in thousands).

                                                                              JUNE 30, 2000         DECEMBER 31, 1999
                                                                              -------------         -----------------
CONDENSED BALANCE SHEETS
  Mortgages, notes and interest receivable from developers,
      interest at 10% to 12%                                                   $   64,897               $   40,074
  Real estate and other assets, net of depreciation                               194,163                  205,569
                                                                               ----------               ----------
     Total Assets                                                              $  259,060               $  245,643
                                                                               ==========               ==========
  Notes payable to New Plan Excel Realty Trust, Inc.                           $  152,588               $  128,903
  Accrued interest payable to New Plan Excel Realty Trust, Inc.                    22,866                   16,415
  Construction and land loans                                                      78,475                   84,013
  Other liabilities                                                                10,192                   12,085
                                                                               ----------               ----------
     Total liabilities                                                            264,121                  241,416
  Total stockholders' equity                                                       (5,061)                   4,227
                                                                               ----------               ----------
     Total liabilities and stockholders' equity                                $  259,060               $  245,643
                                                                               ==========               ==========

                                                                            THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                              JUNE 30, 2000             JUNE 30, 1999
                                                                            ------------------        ------------------
CONDENSED STATEMENTS OF INCOME
Revenues                                                                       $    6,825                 $   4,513
Interest expense to New Plan Excel Realty Trust, Inc.                              (4,613)                   (3,566)
Other expenses                                                                     (6,224)                   (1,073)
                                                                               ----------                 ---------
          Net income (loss)                                                    $   (4,012)                $    (126)
                                                                               ==========                 =========

                                                                            SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30, 2000              JUNE 30, 1999
                                                                            ----------------           ----------------
Revenues                                                                       $  13, 281                  $  9,892
Interest expense to New Plan Excel Realty Trust, Inc.                              (9,294)                   (7,170)
Other expenses                                                                    (13,275)                   (1,825)
                                                                               ----------                  --------
          Net income (loss)                                                    $   (9,288)                 $    897
                                                                               ==========                  ========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 2: ERT DEVELOPMENT CORPORATION, CONTINUED

     Pointe Orlando Development Company, which is consolidated with ERT, has a term loan which had a balance of $78.5 million at June 30, 2000 of which $15.0 million was guaranteed by the Company. At December 31, 1999 Pointe Orlando had outstanding construction and land loans totaling $84.0 million of which $35.0 million was guaranteed by the Company. ERT has an investment in a joint venture partnership related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Company has guaranteed $37.8 million of the loans on this project, which had outstanding balances of $49.5 million at June 30, 2000. The Company initially had guaranteed $68.0 million of the loans on the project, of which $58.6 million was outstanding at December 31, 1999. The Company also has guaranteed that ERT will provide additional funding of approximately $11.9 million for the project. This guarantee is reduced commensurately as the funds are provided. In addition, the Company has guaranteed $1.3 million of the $3.8 million outstanding debt on an ERT retail development project, Vail Ranch II, in Temecula, California.

NOTE 3: STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     The amounts paid for interest for the six months ended June 30, 2000 and 1999 were $46.6 million and $37.9 million, respectively. State and local income taxes paid for the six months ended June 30, 2000 and 1999 were $0.4 million and $0.2 million, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 4: STOCKHOLDERS' EQUITY

EARNINGS PER SHARE (EPS)

     In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000  JUNE 30, 1999
                                                        -------------    -------------    -------------  -------------
Basic EPS
   Numerator:
       Net income before extraordinary item                $ 35,471         $ 31,788         $ 62,720       $ 71,457
       Preferred dividends                                   (5,658)          (5,659)         (11,317)       (11,461)
                                                           --------         --------         --------       --------
       Net income available to common shares -
         basic, before extraordinary item                    29,813           26,129           51,403         59,996
       Extraordinary item                                       758               --              758
                                                           --------         --------         --------       --------
       Net income available to common shares -
         basic, after extraordinary item                   $ 30,571         $ 26,129         $ 52,161       $ 59,996
                                                           ========         ========         ========       ========
   Denominator:
       Weighted average of common shares outstanding         87,651           88,815           87,629         88,810
                                                           ========         ========         ========       ========
Earnings Per Share before extraordinary item               $   0.34         $   0.29         $   0.59       $   0.68
                                                           ========         ========         ========       ========
Earnings Per Share after extraordinary item                $   0.35         $   0.29         $   0.60       $   0.68
                                                           ========         ========         ========       ========
Diluted EPS
   Numerator:
       Net income before extraordinary item                $ 35,471         $ 31,788         $ 62,720       $ 71,457
       Preferred dividends                                   (5,658)          (5,659)         (11,317)       (11,461)
       Minority interest                                        241              348              479            805
                                                           --------         --------         --------       --------
       Net income available to common shares -
         diluted, before extraordinary item                  30,054           26,477           51,882         60,801
       Extraordinary item                                       758               --              758
                                                           --------         --------         --------       --------
       Net income available to common shares -
         diluted, after extraordinary item                 $ 30,812         $ 26,477         $ 52,640       $ 60,801
                                                           ========         ========         ========       ========
   Denominator:
       Weighted average of common shares outstanding         87,651           88,815           87,629         88,810
       Effect of diluted securities:
           Common stock options and warrants                    128               78              157            119
           Excel Realty Partners, L.P. third party units      1,235            2,220            1,235          2,211
                                                           --------         --------         --------       --------
                                                             89,014           91,113           89,021         91,140
                                                           ========         ========         ========       ========
Earnings Per Share before extraordinary item               $   0.34         $   0.29         $   0.58       $   0.67
                                                           ========         ========         ========       ========
Earnings Per Share after extraordinary item                $   0.35         $   0.29         $   0.59       $   0.67
                                                           ========         ========         ========       ========

     Preferred A shares are anti-dilutive for earnings per share calculations.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 5: SEGMENT INFORMATION

     The Company's two reportable business segments are retail and residential properties. At June 30, 2000, the retail segment consists of 298 shopping centers (included in this amount are seven office and other properties) and the residential segment consists of 53 garden apartment communities. Selected financial information for each segment is as follows (in thousands):

                                                       RETAIL          RESIDENTIAL         OTHER             TOTAL
                                                    -----------        -----------       ----------       -----------
FOR THREE MONTHS ENDED
JUNE 30, 2000
Revenue                                             $    83,302        $   19,238        $    3,064       $   105,604
Expenses and minority interest                           23,392             9,926             3,737            37,055
Interest expense                                                                             23,539            23,539
Depreciation and amortization                            13,285             2,269                              15,554
Gain/(loss) on sale of securities/properties              7,915                                                 7,915
Impairment of real estate                                 1,900                                                 1,900
Extraordinary item                                          758                                                   758
                                                    -----------        ----------        ----------       -----------
Net income                                          $    53,398        $    7,043        $  (24,212)      $    36,229
                                                    ===========        ==========        ==========       ===========
Real Estate Assets, net                             $ 2,201,999        $  344,087                         $ 2,546,086
                                                    ===========        ==========                         ===========
FOR THREE MONTHS ENDED
JUNE 30, 1999
Revenue                                             $    83,986        $   19,408        $    6,027       $   109,421
Expenses and minority interest                           21,957            10,233            10,274            42,464
Interest expense                                                                             19,410            19,410
Depreciation and amortization                            13,538             2,221                              15,759
                                                    -----------        ----------        ----------       -----------
Net income                                          $    48,491        $    6,954        $  (23,657)      $    31,788
                                                    ===========        ==========        ==========       ===========
Real Estate Assets, net                             $ 2,324,347        $  354,467                         $ 2,678,814
                                                    ===========        ==========                         ===========
FOR SIX MONTHS ENDED
JUNE 30, 2000
Revenue                                             $   167,853        $   38,085        $    5,194       $   211,132
Expenses and minority interest                           47,614            20,436             8,721            76,771
Interest expense                                                                             46,112            46,112
Depreciation and amortization                            27,051             4,492                              31,543
Gain/(loss) on sale of securities/properties              7,914                                                 7,914
Impairment of real estate                                 1,900                                                 1,900
Extraordinary item                                          758                                                   758
                                                    -----------        ----------        ----------       -----------
Net income                                          $    99,960        $   13,157        $  (49,639)      $    63,478
                                                    ===========        ==========        ==========       ===========
Real Estate Assets, net                             $ 2,201,999        $  344,087                         $ 2,546,086
                                                    ===========        ==========                         ===========
FOR SIX MONTHS ENDED
JUNE 30, 1999
Revenue                                             $   168,939        $   38,778        $   12,870       $   220,587
Expenses and minority interest                           45,593            20,797            12,985            79,375
Interest expense                                                                             38,357            38,357
Depreciation and amortization                            27,003             4,395                              31,398
                                                    -----------        ----------        ----------       -----------
Net income                                          $    96,343        $   13,586        $  (38,472)      $    71,457
                                                    ===========        ==========        ==========       ===========
Real Estate Assets, net                             $ 2,324,347        $  354,467                         $ 2,678,814
                                                    ===========        ==========                         ===========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 6: REAL ESTATE HELD FOR SALE AND IMPAIRMENT OF REAL ESTATE

     At the end of the second quarter, two retail shopping centers, one commercial and 43 single tenant retail properties were classified as "Real estate held for sale". These properties are located in 19 states and have an aggregate gross leasable area of 1,472,000 square feet. The estimated fair market value of the one commercial and 43 single tenant retail properties is less than their book value resulting in an impairment expense of $1.9 million.

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

     Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cumulative cost of remediation for these properties will be approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheet at June 30, 2000 is $3.2 million related to the clean-up of these asbestos minerals.

NOTE 8: NON-RECURRING CHARGE

     This charge consists of the payments made to Mr. Arnold Laubich in February 2000 in connection with his retirement from his position as President and Chief Executive Officer and the resignation of Mr. James Steuterman from his position as Chief Operating Officer in May 2000.

NOTE 9: EXTRAORDINARY ITEM

     This item relates to the write off of a mortgage premium for a mortgage debt which was repaid prior to the maturity date. The payment was funded by the use of current cash flow.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto as of June 30, 2000 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied from such forward-looking statements.

     Cash flow from operations has been the principal source of capital to fund the Company's ongoing operations. The Company's issuance of common and preferred stock, use of the Company's revolving credit facilities and financing from uncollateralized notes and mortgage debt are additional sources of capital.

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

     As of June 30, 2000, the Company had approximately $15.1 million in available cash, cash equivalents and marketable securities.

     The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility, which expires in November 2000, has a provision which allows the Company to extend the then existing loan for up to two years at the existing interest spread. The other facility expires in November 2002. As of June 30, 2000, the Company had $163.7 million outstanding under these facilities. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, the Company has a term loan facility with Fleet National Bank. The Company had $75.0 million outstanding under this facility as of June 30, 2000. Loans drawn under this facility mature on March 7, 2001, and accrue interest at LIBOR plus 90 basis points (based on the Company's credit rating at June 30, 2000). The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York.

     In addition to outstanding amounts on the Company's credit facilities, debt as of June 30, 2000 consisted of $339.0 million of mortgages payable having a weighted average interest rate of 7.7% and $622.9 million of notes payable with a weighted average interest rate of 7.3%. Of this debt, $75.4 million have variable interest rates. Additionally, the Company has $1.4 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $16.0 million (approximately U.S. $10.8 million as of June 30, 2000) which are sensitive to currency exchange rate fluctuations. The Company has guaranteed a maximum of $54.1 million of indebtedness of ERT and the related debt outstanding as of June 30, 2000 was $50.2 million. In addition, the Company has guaranteed that ERT will provide additional funding of approximately $11.9 million for the Centre at Preston Ridge, a community shopping center project in Frisco, Texas. This guarantee is reduced commensurately as funds are provided. ERT has third-party debt of $78.5 million, excluding notes payable to the Company, having a weighted average interest rate of 7.8%. The Company provides substantially all of the capital required to fund ERT's operations.

     In October 1999, the Company commenced a program to repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through June 30, 2000, 1,651,000 shares had been repurchased and retired at an average purchase price of $15.77 per share. Of this amount, approximately 420,000 shares were repurchased and retired in the six months ended June 30, 2000.

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

     The Company has three classes of preferred stock outstanding as of June 30, 2000: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and
(iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50.0 and $3.90 per depositary share, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUES:

     Rental revenue decreased by approximately $0.9 million due to several factors. Between April 1, 1999 and June 30, 2000, four retail shopping centers were acquired. These acquisitions produced revenue increases of approximately $0.7 million. During the same period, the Company sold all or a portion of nine retail and two residential properties which accounted for revenue reductions of $1.5 million. In addition, $0.6 million of the decrease was due to a decline at Clearwater Mall, a property with redevelopment plans under reevaluation. The balance of the change, a $0.5 million increase, was in the retail division.

     Interest, dividend and other revenue decreased $3.0 million. The primary reasons for the decline were an increased loss of $3.9 million in the equity participation in ERT Development Corporation, a decrease due to the change in foreign currency of $0.7 million and a $1.0 million increase in interest income from loans to ERT. The remaining $0.6 million increase was due primarily to increased fee income. The $3.9 million decrease in the equity participation in ERT was primarily the result of factors relating to two operating mall properties, a decrease in interest income and an increase in interest expense.

     The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of $0.7 million, due primarily to an increase in the bad debt expense of $0.3 million and a reduction in retail revenue of $0.6 million due to redevelopment plans. Reductions in other operating expenses accounted for the remaining change in net income.

     Pointe Orlando, a mall in Florida, which in the prior year was accounted for using the equity method because ERT was a 38.5% owner, is now 100% owned and consolidated with ERT. Pointe Orlando had an increased loss in the quarter ended June 2000 of $0.7 million. This was due primarily to increased litigation costs of $0.9 million relating to a legal action revolving around the construction and delayed opening of the mall.

     Interest income decreased $1.4 million mainly due to the acquisition of the remaining 61.5% ownership interest and consolidation of Pointe Orlando and the elimination of interest income, which was $1.4 million in the quarter ended June 30, 1999. ERT's interest expense to New Plan Excel increased $1.0 million due to higher borrowings. This was the primary reason for the $1.1 million increase in interest income in the Company.

     EXPENSES:

     Total expenses decreased $1.4 million. The major areas of change are discussed below.

     Interest expense increased $4.1 million due primarily to increased borrowings in connection with stock repurchases, the redemption of Excel Realty Partners, L.P. partnership units and property acquisitions.

     Real estate and other taxes increased $1.4 million. The increase was due to generally higher real estate taxes across the retail and residential portfolios.

     Bad debt expense decreased $0.5 million due to the collection of amounts previously thought to be uncollectible and improved collection experience. The decrease was partially offset by an increase in the reserve for bad debts at the Clearwater Mall.

     In May 2000, James Steuterman resigned from his position as Chief Operating Officer of the Company. The $0.9 million non-recurring charge is payments made in connection with his resignation.

     Operating expenses, after eliminating the impact of acquisitions and dispositions, increased $0.7 million.

     Administrative expenses increased $1.1 million. The increase was due to higher personnel and professional costs. A portion of these increases was offset by lower travel costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     REVENUES:

     Rental revenue decreased by approximately $1.8 million due to several factors. Between January 1, 1999 and June 30, 2000, five retail shopping centers and one residential property were acquired. These acquisitions produced revenue increases of approximately $1.9 million. During the same period, the Company sold all or a portion of nine retail and two residential properties which accounted for revenue reductions of $1.2 million and $1.5 million, respectively. In addition, the Clearwater Mall, a property with redevelopment plans under reevaluation, accounted for a revenue decline of $1.2 million. The balance of the change in revenue was an increase of $0.2 million.

     Interest, dividend and other revenue decreased $7.7 million. The primary reasons for the decline were a decrease of $10.2 million in the equity participation in ERT Development Corporation and a $2.6 million increase in interest income. Fee revenue and foreign currency change reflected a net decrease of $0.1 million. The decrease in the equity participation in ERT, from a gain of $0.9 million in the six months ended June 1999 to a loss of $9.3 million in the six months ended June 2000, was primarily the result of factors relating to two operating mall properties, a decrease in interest income and an increase in interest expense.

     The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of $3.4 million due primarily to an increase in the bad debt expense of $0.8 million, lease settlement income of $1.9 million received in the prior period, which did not recur in the current period, and a reduction in rental revenue of $0.9 million due to redevelopment plans.

     Pointe Orlando, a mall in Florida, which in the prior year was accounted for using the equity method when ERT was a 38.5% owner, is now 100% owned and consolidated with ERT. Pointe Orlando had an increased loss in the six months ended June 2000 of $1.4 million. This was due primarily to increased litigation costs of $1.7 million relating to a legal action revolving around the construction and delayed opening of the mall and an increase in bad debt expense of approximately $0.8 million.

     Interest income decreased $2.9 million mainly due to the acquisition and consolidation of Pointe Orlando and the elimination of the interest income charged to the previously unconsolidated entity. ERT's interest expense to New Plan Excel increased $2.1 million due to higher borrowings by ERT and this was the primary reason for the $2.6 million increase in interest income of the Company.

     EXPENSES:

     Total expenses increased $5.6 million. The major areas of increase were interest expense, real estate and other taxes and a non-recurring charge.

     Interest expense increased $7.8 million due primarily to increased borrowings in connection with stock repurchases, the redemption of Excel Realty Partners, L.P. partnership units and property acquisitions.

     Real estate and other taxes increased $2.7 million. Approximately $139,000 was attributable to the net effect of acquisitions and dispositions. The remaining $2.6 million was due to generally higher real estate taxes across the retail and residential portfolios.

     Bad debt expense decreased $1.2 million due to the collection of amounts previously thought to be uncollectible and improved collection experience. The decrease was partially offset by an increase in the reserve for bad debts at the Clearwater Mall.

     Non-recurring charges declined $4.8 million. In February 2000, Arnold Laubich retired from his positions as President and Chief Executive Officer of the Company and in May 2000, James Steuterman resigned from his position as Chief Operating Officer of the Company. The $3.7 million non-recurring charges are payments made to them in connection with their retirement and employment agreements. In the prior year, the $8.4 million was the result of the resignation of seven former Excel executives and the payments made to them in accordance with their employment agreements.

     Operating expenses, after eliminating the impact of acquisitions and dispositions, increased $0.9 million, a 2% increase.

     Administrative expenses increased $0.8 million due primarily to increased professional costs.

FUNDS FROM OPERATIONS

     The Company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities and before extraordinary items, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of FFO which requires the inclusion of both recurring and non-recurring results of operations. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,     JUNE 30,      JUNE 30,     JUNE 30,
                                                                      2000         1999          2000         1999
                                                                    ---------   ---------     ---------    ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before extraordinary items                               $  35,471   $  31,788     $  62,720    $  71,457
Preferred dividends                                                    (5,658)     (5,659)      (11,317)     (11,461)
Minority interest                                                         241         348           479          805
                                                                    ---------   ---------     ---------    ---------
Net income applicable to common shareholders - diluted                 30,054      26,477        51,882       60,801
Gain on sale of real estate - New Plan Excel                           (7,915)         --        (7,914)          --
Impairment of real estate - New Plan Excel                              1,900          --         1,900           --
Depreciation and amortization
     New Plan Excel real estate assets                                 15,554      15,759        31,543       31,398
     ERT Development Corp. real estate assets(1)                        1,200         106         2,316          213
Preferred dividends                                                       800         800         1,600        1,743
                                                                    ---------   ---------     ---------    ---------
Funds from operations                                               $  41,593   $  43,142     $  81,327    $  94,155
                                                                    =========   =========     =========    =========
Weighted average of common shares outstanding - diluted                90,888      93,090        90,895       93,276
                                                                    =========   =========     =========    =========
FFO per share - diluted                                             $    0.46   $    0.46     $    0.89    $    1.01
                                                                    =========   =========     =========    =========

----------
(1) As of the quarter ended September 30, 1999, the Company recognizes depreciation and amortization from Pointe Orlando, The Mall at 163rd Street and Valley Fair Apartments for FFO purposes. 1999 amounts have been restated to reflect this change.

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000, the Company had approximately $75.4 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $238.7 million outstanding as of June 30, 2000 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.2 billion of outstanding total debt of the Company, the approximately $2.9 billion of total assets of the Company and the approximately $1.1 billion market capitalization of the Company's common stock as of that date.

     The Company was not a party to any hedging agreements with respect to its floating rate debt as of June 30, 2000. In the event of a significant increase in interest rates, the Company would consider entering into hedging agreements with respect to all or a portion of its floating rate debt. Although hedging agreements would enable the Company to convert floating rate liabilities into fixed rate liabilities, such agreements would expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

     As of June 30, 2000, the Company had notes receivable in the total amount of Canadian $16.0 million (approximately U.S. $10.8 million as of June 30,
2000). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of June 30, 2000.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2000 annual meeting of stockholders was held on May 31, 2000. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected.

     Proposal One: Election of Directors.

     (a) 75,689,135 votes were cast for the election of Matthew Goldstein as a Director; 2,753,396 votes were withheld.

     (b) 75,866,505 votes were cast for the election of Melvin Newman as a Director; 2,576,026 votes were withheld.

     (c) 76,185,034 votes were cast for the election of Glenn J. Rufrano as a Director; 2,257,497 votes were withheld.

     (d) 75,933,057 votes were cast for the election of Bruce A. Staller as a Director; 2,509,474 votes were withheld.

     (e) 75,942,522 votes were cast for the election of John Wetzler as a Director; 2,500,009 votes were withheld.

          There were no abstentions or broker non-votes in connection with this proposal.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          *10.1 Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

          *10.2 Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

          10.3 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent.

          10.4 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent.

          10.5      Amendment No. 1 to Term Loan Agreement, dated as of
                    June 27, 2000, between the Company and Fleet National Bank.

          10.6 Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000.

          10.7 Amended and Restated Guaranty of Payment, dated as of April 28, 2000, by the Company (Pointe Orlando).

          10.8 Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of April 5, 2000, by the Company (Briar Preston Ridge).

          12.1 Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

          27(1)     Financial Data Schedule

-----------------
*  Incorporated herein by reference as indicated above.
(1)  Filed as an exhibit to the electronic filing only.



     (b) During the period covered by this report the Company filed the following reports on Form 8-K:

          Form 8-K filed on May 11, 2000 containing Item 7, Other Events. This is the filing of the Supplemental Disclosure of the registrant for the quarter ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2000


                                       NEW PLAN EXCEL REALTY TRUST, INC.



                                       By: /s/ Glenn J. Rufrano
                                           -------------------------------------
                                           Glenn J. Rufrano
                                           President and
                                           Chief Executive Officer


                                       By: /s/ John B. Roche
                                           -------------------------------------
                                           John B. Roche
                                           Chief Financial Officer

                                  EXHIBIT INDEX


NUMBER                             DESCRIPTION
------                             -----------

*10.1 Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*10.2 Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.3 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent.

10.4 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent.

10.5 Amendment No. 1 to Term Loan Agreement, dated as of June 27, 2000, between the Company and Fleet National Bank.

10.6 Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000.

10.7 Amended and Restated Guaranty of Payment, dated as of April 28, 2000, by the Company (Pointe Orlando).

10.8 Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of April 5, 2000, by the Company (Briar Preston Ridge).


12.1      Ratio of Earnings to Fixed Charges and Preferred Stock Dividend
          Requirements

27(1)     Financial Data Schedule


-------------------
*  Incorporated herein by reference as indicated above.
(1)  Filed as an exhibit to the electronic filing only.