Form 10-Q
period 2000-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2000-11-13
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                     OR


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

Yes X    No
   --      --

The number of shares of common stock outstanding at November 1, 2000 was 87,650,665.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                            2000                  1999                   2000                  1999
                                                            ----                  ----                   ----                  ----

Revenues:
     Rental revenues                                     $86,318               $88,627               $261,345              $264,729
     Percentage rents                                      1,184                 1,039                  5,454                 4,208
     Expense reimbursements                               13,139                12,991                 39,779                41,437
     Interest, dividend and other income                   7,477                 6,072                 22,252                17,588
     Equity participation in ERT                         (5,075)                 (597)               (14,363)                   300
     Foreign currency (loss) gain                          (116)                    35                  (408)                   492
                                                         -------               -------                -------               -------
          Total revenues                                 102,927               108,167                314,059               328,754
                                                         -------               -------                -------               -------

Expenses:
     Operating costs                                      20,436                23,305                 64,640                67,340
     Real estate and other taxes                          10,466                 9,683                 32,186                28,735
     Interest                                             23,193                20,895                 69,305                59,252
     Depreciation and amortization                        15,591                15,523                 47,134                46,921
     Provision for doubtful accounts                         776                 1,717                  2,902                 5,020
     Non-recurring charge                                      1                    58                  3,665                 8,487
     General and administrative                            1,140                 2,290                  5,718                 6,041
                                                         -------               -------                -------               -------
          Total expenses                                  71,603                73,471                225,550               221,796
                                                         -------               -------                -------               -------

     Income before real estate sales, impairment
       of real estate and minority interest               31,324                34,696                 88,509               106,958

Gain on sale of real estate and securities                 1,185                   191                  9,099                   191
Impairment of real estate                                     --                    --                (1,900)                    --
Minority interest in income of partnership                 (276)                 (199)                  (755)               (1,004)
                                                         -------               -------                -------               -------

Net income before extraordinary item                      32,233                34,688                 94,953               106,145
Extraordinary item, early extinguishment of
   debt                                                       --                    --                    758                    --
                                                         -------               -------                -------               -------
Net income                                                32,233                34,688                 95,711               106,145

Other comprehensive income:
   Unrealized (loss) gain on securities                      (6)                 (168)                    229                 (167)
                                                         -------               -------                -------               -------

Comprehensive income                                     $32,227               $34,520                $95,940             $105,978
                                                         =======               =======                =======             ========

Net income available to common stock - basic             $26,574               $29,029                $78,735              $89,025
                                                         =======               =======                =======              =======

Net income available to common stock -
  diluted                                                $26,850               $29,228                $79,490              $90,029
                                                         =======               =======                =======              =======

Basic earnings per common share before
  extraordinary item                                       $0.30                 $0.33                  $0.89                $1.00
                                                           =====                 =====                  =====                =====

Diluted earnings per common share before
  extraordinary item                                       $0.30                 $0.32                  $0.88                $0.99
                                                           =====                 =====                  =====                =====

Basic earnings per common share after
  extraordinary item                                       $0.30                 $0.33                  $0.90                $1.00
                                                           =====                 =====                  =====                =====

Diluted earnings per common share after
  extraordinary item                                       $0.30                 $0.32                  $0.89                 $0.99
                                                           =====                 =====                  =====                 =====

Average shares outstanding - basic                        87,651                88,718                 87,636                88,779
                                                          ======                ======                 ======                ======
Average shares outstanding - diluted                      89,020                90,105                 89,023                90,781
                                                          ======                ======                 ======                ======



   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   UNAUDITED
                                                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                                           ------------------     -----------------
                                     ASSETS

Real estate:
     Land                                                                                            $531,837              $552,146
     Building and improvements                                                                      2,262,851             2,328,499
     Accumulated depreciation                                                                       (256,582)             (216,274)
                                                                                                    ---------             ---------
               Net real estate                                                                      2,538,106             2,664,371
Real estate held for sale                                                                              62,824                    --
Cash and cash equivalents                                                                               9,801                10,834
Marketable securities                                                                                   1,419                 1,190
Receivables:
     Trade, less allowance for doubtful accounts of $13,842 and
    $13,897 at September 30, 2000 and December 31, 1999, respectively                                  33,620                30,225
     Other, net                                                                                        23,160                15,825
Mortgages and notes receivable                                                                         59,182                59,142
Prepaid expenses and deferred charges                                                                  14,183                13,076
Investment in and loans to ERT Development Corporation                                                173,990               150,432
Other assets                                                                                            8,634                 8,046
                                                                                                    ---------             ---------
              Total assets                                                                         $2,924,919            $2,953,141
                                                                                                   ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgages payable, including unamortized premium of $8,110 and
     $9,921 at September 30, 2000 and  December 31, 1999, respectively                               $336,748              $341,643
Notes payable, net of unamortized discount of $2,072 and
     $2,264 at September 30, 2000 and December 31, 1999, respectively                                 612,928               662,736
Credit facilities                                                                                     238,721               188,721
Capital leases                                                                                         27,351                27,351
Other liabilities                                                                                      94,420                88,591
Tenant security deposits                                                                                7,851                 7,480
                                                                                                    ---------             ---------
               Total liabilities                                                                    1,318,019             1,316,522
                                                                                                    ---------             ---------

Minority interest in partnership                                                                       24,244                25,100
                                                                                                    ---------             ---------

Commitments and contingencies                                                                              --                    --

Stockholders' equity:
    Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 1,507
       shares outstanding at September 30, 2000 and December 31, 1999, respectively; 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 shares outstanding at September 30, 2000 and December 31, 1999, respectively;
       1,500 depositary shares, each representing 1/10 of one share of Series D
       Cumulative Voting Step-Up Premium Rate Preferred, 150 shares
       outstanding at September 30, 2000 and December 31, 1999                                             23                    23
    Common stock, $.01 par value, 250,000 shares authorized;
        87,651 and 87,555 shares issued and outstanding as of
        September 30, 2000 and December 31, 1999, respectively                                            876                   875
Additional paid-in capital                                                                          1,708,825             1,708,186
Accumulated other comprehensive income                                                                    443                   214
Accumulated distribution in excess of net income                                                    (127,511)              (97,779)
                                                                                                    ---------              --------
          Total stockholders' equity                                                                1,582,656             1,611,519
                                                                                                    ---------             ---------
          Total liabilities and stockholders' equity                                               $2,924,919            $2,953,141
                                                                                                   ==========            ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                               SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                                               ------------------        ------------------

Cash flows from operating activities:
   Net income                                                                             $95,711                  $106,145
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                                      47,134                    46,921
        Amortization of net premium/discount on mortgages and notes payable                 (862)                   (3,218)
        Amortization of deferred debt and loan acquisition costs                              732                        --
        Foreign currency loss (gain)                                                          408                     (493)
        Provision for doubtful accounts                                                     2,902                     5,020
        Gain on sale of real estate and securities, net                                   (9,099)                     (191)
        Minority interest in income of partnership                                            755                     1,004
        Extraordinary item                                                                  (758)                        --
        Impairment of real estate assets                                                    1,900                        --
        Equity in loss/(income) of affiliate                                               14,363                     (459)
        Change in investment in and accrued interest on loans to ERT Development
               Corporation                                                               (10,217)                   (6,017)
  Changes in operating assets and liabilities, net:
        Change in trade and notes receivable                                              (5,290)                   (8,499)
        Change in other receivables                                                       (7,089)                   (5,191)
        Change in other liabilities                                                         8,347                     7,269
        Change in sundry assets and liabilities                                           (2,589)                   (8,006)
                                                                                          -------                   -------
                   Net cash provided by operating activities                              136,348                   134,285
                                                                                          -------                   -------

Cash flows from investing activities:
   Real estate acquisitions and building improvements                                    (17,497)                  (44,912)
   Proceeds from real estate sales, net                                                    41,530                        --
   Advances for mortgage notes receivable, net                                            (3,359)                   (8,758)
   Loans  to ERT Development Corporation                                                 (37,024)                   (4,426)
   Repayments from ERT Development Corporation                                              9,284                        --
   Repayments of mortgage notes receivable                                                    765                       655
   Sales of marketable securities                                                              --                        84
   Purchase of minority interest                                                               --                  (20,000)
   Sale of property                                                                            --                     7,168
                                                                                          -------                  --------
                   Net cash used in investing activities                                  (6,301)                  (70,189)
                                                                                          -------                  --------

Cash flows from financing activities:
   Proceeds from issuing notes                                                                 --                   175,000
   Principal payments of mortgages and notes payable                                    (101,287)                  (86,248)
   Dividends paid                                                                       (125,228)                 (124,605)
   Proceeds from mortgages payable                                                         48,000                        --
   Proceeds from dividend reinvestment plan                                                    --                    16,856
   Proceeds from credit facility borrowing                                                162,000                   171,137
   Repayment of credit facility                                                         (112,000)                 (173,810)
   Proceeds from exercise of stock options                                                  6,600                     1,334
   Distributions paid to minority partners                                                (1,611)                   (2,665)
   Payments for the repurchase of common stock                                            (7,554)                  (24,814)
                                                                                         --------                  --------
                   Net cash used in financing activities                                (131,080)                  (47,815)
                                                                                        ---------                  --------

                   Net increase in cash and cash equivalents                              (1,033)                    16,281

Cash and cash equivalents at beginning of year                                             10,834                    13,951
                                                                                           ------                    ------

Cash and cash equivalents at end of year                                                   $9,801                   $30,232
                                                                                           ======                   =======

   The accompanying notes are an integral part of the consolidated financial statements

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

    Investment in and loans to ERT are comprised of the following (in thousands):

                                                        SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                        ------------------            -----------------


Investment                                                       ($10,138)                       $4,227
Uncollateralized loans and accounts receivable                      72,267                      129,790
Collateralized loans receivable                                     84,424                           --
Accrued interest                                                    27,437                       16,415
                                                                  --------                     --------
                                                                  $173,990                     $150,432
                                                                  ========                     ========

    Interest and principal payments from ERT are primarily received upon the completion of development projects. Interest receivable from ERT was approximately $27.4 million and $16.4 million at September 30, 2000 and December 31, 1999, respectively. Interest income recognized by the Company was approximately $13.9 million and $10.8 million for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, interest income recognized by the Company was approximately $4.6 million and $3.7 million, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 2:     ERT DEVELOPMENT CORPORATION, CONTINUED


    For the nine months ended September 30, 2000 and 1999, the equity in the (losses)/income of ERT recorded by the Company was ($14.4) million and $0.3 million, respectively. For the three months ended September 30, 2000 and 1999, the equity in the (losses) of ERT recorded by the Company was ($5.1) million and ($0.6) million, respectively.

    Summary unaudited financial information for ERT is as follows (in thousands).

                                                                          SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                                          ------------------           -----------------

CONDENSED BALANCE SHEETS
  Mortgages, notes and interest receivable from developers,
      interest at 10% to 12%                                                         $69,533                     $40,074
  Real estate and other assets, net of depreciation                                  192,939                     205,569
                                                                                    --------                    --------
     Total Assets                                                                   $262,472                    $245,643
                                                                                    ========                    ========

  Notes payable to New Plan Excel Realty Trust, Inc.                                $156,643                    $128,903
  Accrued interest payable to New Plan Excel Realty Trust, Inc.                       27,437                      16,415
  Construction and land loans                                                         78,475                      84,013
  Other liabilities                                                                   10,053                      12,085
                                                                                     -------                     -------
     Total liabilities                                                               272,608                     241,416
  Total stockholders' equity                                                        (10,136)                       4,227
                                                                                    --------                    --------
     Total liabilities and stockholders' equity                                     $262,472                    $245,643
                                                                                    ========                    ========

                                                                          THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                          ------------------           ------------------
                                                                          SEPTEMBER 30, 2000           SEPTEMBER 30, 1999
                                                                          ------------------           ------------------
CONDENSED STATEMENTS OF INCOME

Revenues                                                                              $6,007                       $3,946
Interest expense to New Plan Excel Realty Trust, Inc.                                (4,571)                      (3,660)
Other expenses                                                                       (6,511)                        (883)
                                                                                    --------                       ------
          Net income (loss)                                                         ($5,075)                       ($597)
                                                                                    ========                       ======

                                                                           NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                           -----------------            -----------------
                                                                          SEPTEMBER 30, 2000           SEPTEMBER 30, 1999
                                                                          ------------------           ------------------

Revenues                                                                             $19,288                      $14,181
Interest expense to New Plan Excel Realty Trust, Inc.                               (13,865)                     (10,831)
Other expenses                                                                      (19,786)                      (3,050)
                                                                                   ---------                     --------
          Net income (loss)                                                        ($14,363)                         $300
                                                                                   =========                         ====

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 2:     ERT DEVELOPMENT CORPORATION, CONTINUED

    Pointe Orlando Development Company, which is consolidated with ERT, has a term loan which had a balance of $78.5 million at September 30, 2000 of which $15.0 million was guaranteed by the Company. At December 31, 1999 Pointe Orlando had outstanding construction and land loans totaling $84.0 million of which $35.0 million was guaranteed by the Company. ERT has an investment in a joint venture partnership related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Company has guaranteed $37.8 million of the loans on this project, which had outstanding balances in the aggregate of $32.9 million at September 30, 2000. The Company initially had guaranteed $68.0 million of the loans on the project, of which $58.6 million was outstanding at December 31, 1999. The Company also has guaranteed that ERT will provide additional funding for the project, which guarantee now totals approximately $8.1 million. This guarantee is reduced commensurately as the funds are provided. In addition, the Company has guaranteed $1.3 million of the $5.4 million outstanding debt on an ERT retail development project, Vail Ranch II, in Temecula, California.

NOTE 3:     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

    The amounts paid for interest for the nine months ended September 30, 2000 and 1999 were $69.4 million and $61.8 million, respectively. State and local income taxes paid for the nine months ended September 30, 2000 and 1999 were $0.8 million and $0.3 million, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 4:        STOCKHOLDERS' EQUITY

EARNINGS PER SHARE (EPS)

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                   2000                   1999                  2000                 1999
                                                   ----                   ----                  ----                 ----

Basic EPS
   Numerator:
       Net income before extraordinary item             $32,233                 $34,688              $94,953             $106,145
       Preferred dividends                              (5,659)                 (5,659)             (16,976)             (17,120)
                                                        -------                 -------             --------             --------
       Net income available to common shares
        - basic, before extraordinary item              $26,574                 $29,029              $77,977              $89,025
                                                                                                                          =======

       Extraordinary item                                    --                      --                  758                   --
                                                        -------                 -------              --------             -------
       Net income available to common shares
       - basic, after extraordinary item                $26,574                 $29,029              $78,735              $89,025
                                                        =======                 =======              =======              =======

   Denominator:
       Weighted average of common shares
          outstanding                                    87,651                  88,718               87,636               88,779
                                                         ======                  ======               ======               ======

Earnings Per Share before extraordinary
   item                                                   $0.30                   $0.33                $0.89                $1.00
                                                          =====                   =====                =====                =====
Earnings Per Share after extraordinary item               $0.30                   $0.33                $0.90                $1.00
                                                          =====                   =====                =====                =====

Diluted EPS
   Numerator:
       Net income before extraordinary item             $32,233                 $34,688              $94,953             $106,145
       Preferred dividends                              (5,659)                 (5,659)             (16,976)             (17,120)
       Minority interest                                    276                     199                  755                1,004
                                                        -------                 -------              -------              -------
       Net income available to common shares
         - diluted, before extraordinary item           $26,850                 $29,228              $78,732              $90,029

       Extraordinary item                                    --                      --                  758                   --
                                                        -------                 -------              -------              -------
       Net income available to common shares
         - diluted, after extraordinary item            $26,850                 $29,228              $79,490              $90,029
                                                        =======                 =======              =======              =======

   Denominator:
       Weighted average of common shares
           outstanding                                   87,651                  88,718               87,636               88,779
       Effect of diluted securities:
           Common stock options                             134                      21                  152                   73
           Excel Realty Partners, L.P. third
             party units                                  1,235                   1,366                1,235                1,929
                                                         ------                  ------               ------                -----
                                                         89,020                  90,105               89,023               90,781
                                                         ======                  ======               ======               ======

Earnings Per Share before extraordinary
    item                                                  $0.30                   $0.32                $0.88                $0.99
                                                          =====                   =====                =====                =====
Earnings Per Share after extraordinary item               $0.30                   $0.32                $0.89                $0.99
                                                          =====                   =====                =====                =====



    Preferred A shares are anti-dilutive for earnings per share calculations.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 5:     SEGMENT INFORMATION

       The Company's two reportable business segments are retail and residential properties. At September 30, 2000, the retail segment consists of 294 shopping centers (included in this amount are seven office and other properties) and the residential segment consists of 53 garden apartment communities. Selected financial information for each segment is as follows (in thousands):



                                                     RETAIL             RESIDENTIAL             OTHER              TOTAL
                                                     ------             -----------             -----              -----

FOR THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------
Revenue                                                    $81,540              $19,101               $2,286          $102,927
Expenses and minority interest                              21,312               10,366                1,417            33,095

Interest expense                                                --                   --               23,193            23,193
Depreciation and amortization                               13,293                2,298                   --            15,591
Gain/(loss) on sale of securities/properties                 1,185                   --                   --             1,185
                                                           -------               ------            ---------           -------
Net income                                                 $48,120               $6,437            ($22,324)           $32,233
                                                           =======               ======            =========           =======

Real estate Assets, net                                 $2,192,047             $346,059                             $2,538,106
                                                        ==========             ========                             ==========

FOR THREE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------
Revenue                                                    $83,234              $19,423               $5,510          $108,167
Expenses and minority interest                              23,647               11,058                2,547            37,252

Interest expense                                                --                   --               20,895            20,895
Depreciation and amortization                               13,378                2,145                   --            15,523
Gain on sale of securities/properties                           --                   --                  191               191
                                                           -------               ------            ---------           -------
Net income                                                 $46,209               $6,220            ($17,741)           $34,688
                                                           =======               ======            =========           =======

Real estate assets, net                                 $2,292,207             $344,803                             $2,637,010
                                                        ==========             ========                             ==========

FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
----------------------------------------
Revenue                                                   $249,393              $57,186               $7,480          $314,059
Expenses and minority interest                              68,926               30,802               10,138           109,866

Interest expense                                                --                   --               69,305            69,305
Depreciation and amortization                               40,344                6,790                   --            47,134
Gain/(loss) on sale of securities/properties                 9,099                   --                   --             9,099
Impairment of real estate                                    1,900                   --                   --             1,900
Extraordinary item                                             758                   --                   --               758
                                                          --------              -------            ---------           -------
Net income                                                $148,080              $19,594            ($71,963)           $95,711
                                                          ========              =======            =========           =======

Real estate assets, net                                 $2,192,047             $346,059                             $2,538,106
                                                        ==========             ========                             ==========

FOR NINE MONTHS ENDED SEPTEMBER 30, 1999
----------------------------------------
Revenue                                                   $252,173              $58,201              $18,380          $328,754
Expenses and minority interest                              69,240               31,855               15,532           116,627

Interest expense                                                --                   --               59,252            59,252
Depreciation and amortization                               40,381                6,540                   --            46,921
Gain on sale of securities/properties                          --                   --                   191               191
                                                          --------              -------            ---------          --------
Net income                                                $142,552              $19,806            ($56,213)          $106,145
                                                          ========              =======            =========          ========

Real estate assets, net                                 $2,292,207             $344,803                             $2,637,010
                                                        ==========             ========                             ==========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 6:     REAL ESTATE HELD FOR SALE AND IMPAIRMENT OF REAL ESTATE

       At the end of the third quarter, two retail shopping centers, one commercial property and 41 single tenant retail properties were classified as "Real estate held for sale". These properties are located in 20 states and have an aggregate gross leasable area of 1,405,000 square feet. The estimated fair market value of the one commercial property and the 41 single tenant retail properties is less than their book value resulting in an impairment expense of $1.9 million recorded in the quarter ended June 30, 2000.

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

       Soil and groundwater contamination exists at certain of the Company's properties. The Company currently estimates that the total cumulative cost of remediation for these properties will be approximately $2.8 million to $6.5 million. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. Although there can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under the remediation and indemnity agreements, the Company does not expect the environmental conditions at these properties to have a material adverse effect on the Company. The Company has also identified asbestos minerals relating to spray-applied fireproofing materials at certain properties. Included in other liabilities in the Company's Consolidated Balance Sheet at September 30, 2000 is $3.2 million related to the clean-up of these asbestos minerals.

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

NOTE 10:    SUBSEQUENT EVENTS

                On October 2, 2000, ERT, the Company's development affiliate, executed agreements with Wilton Partners, one of its joint venture partners, with respect to various projects. Specifically, (i) note receivables totaling $490,900 on Miami Gardens and Meadows Tampa, as well as the $215,000 Wilton Line of Credit, were paid off in full; (ii) ERT acquired ownership to Annie Land Plaza and New Market Shopping Center in consideration for the assumption of existing indebtedness encumbering these properties; (iii) ERT received the right to acquire in January 2001 Colonnades West Shopping Center in consideration for the assumption of existing indebtedness encumbering the property, subject however to the rights of a third party to acquire the property prior to 2001; and (iv) Wilton Partners relinquished all of its management, development and ownership interests and rights in and to Clearwater Mall and The Mall at 163rd Street in exchange for a payment of approximately $1.8 million.

              On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the debt at a LIBOR base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities.

              On November 3, 2000, the Company extended the maturity on $122.5 million of its unsecured senior revolving credit facility with The Bank of New York for one year, to November 2001. The extended facility currently bears interest at its original terms of LIBOR plus 72.5 basis points.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto as of September 30, 2000 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied from such forward-looking statements.

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

       As of September 30, 2000, the Company had approximately $11.2 million in available cash, cash equivalents and marketable securities.

       The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility ("Facility #1"), which was scheduled to expire in November 2000, has a provision which allows the Company to extend the then existing loan for up to two years at the existing interest spread. Facility #1 was extended on November 3, 2000 for one year. The other facility ("Facility #2") expires in November 2002. As of September 30, 2000, the Company had outstanding under Facility #1, $66.2 million which bears interest at LIBOR plus
72.5 basis points and $97.5 million outstanding under Facility #2 which currently bears interest at LIBOR plus 67.5 basis points. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, the Company has a $75.0 million term loan facility with Fleet National Bank, all of which was outstanding as of September 30, 2000. Loans drawn under this facility mature on March 7, 2001, and accrue interest at LIBOR plus 90 basis points (based on the Company's credit rating at September 30, 2000). The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York.

       In addition to outstanding amounts on the Company's credit facilities, debt as of September 30, 2000 consisted of $336.7 million of mortgages payable and $612.9 million of notes payable. Of the total mortgages payable, $53.7 million have variable interest rates with the balance having a weighted average interest rate of 8.1%. The notes payable have a weighted average interest rate of 7.3%. Additionally, the Company has $1.4 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $16.0 million (approximately U.S. $10.7 million as of September 30, 2000) which are sensitive to currency exchange rate fluctuations. The Company has guaranteed a maximum of $54.1 million of indebtedness of ERT and the related debt outstanding as of September 30, 2000 was $49.2 million. In addition, the Company has guaranteed that ERT will provide additional funding, currently approximately $8.1 million, for the Centre at Preston Ridge, a community shopping center project in Frisco, Texas. This guarantee is reduced commensurately as funds are provided. ERT has third-party debt of $78.5 million, excluding notes payable to the Company, having a weighted average interest rate of 8.0%. The Company provides substantially all of the capital required to fund ERT's operations.

       In October 1999, the Company commenced a program to repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through September 30, 2000, 1,651,000 shares had been repurchased and retired at an average purchase price of $15.77 per share. Of this amount, approximately 420,000 shares were repurchased and retired in the nine months ended September 30, 2000.

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

       The Company had three classes of preferred stock outstanding as of September 30, 2000: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50.0 and $3.90 per depositary share, respectively.

       The current quarterly dividend on the Company's common stock is $0.4125 per share. The maintenance of this dividend will be subject to various factors, including the discretion of the Board of Directors of the Company, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

       REVENUES:

       Rental revenue, percentage rents and expense reimbursements decreased by approximately $2.0 million. Between July 1, 1999 and September 30, 2000, two retail shopping centers were acquired. These acquisitions produced revenue increases of approximately $0.6 million. During the same period, the Company sold all or a portion of thirteen retail and 2 residential properties which accounted for revenue reductions of $2.0 million. Clearwater Mall, a property with redevelopment plans under reevaluation, had a revenue decline of $0.3 million. Lease settlement income declined $0.6 million. The balance of the change was a $0.3 million increase.

       Interest, dividend and other income increased $1.4 million. This was due to higher fees on development projects and interest from ERT. There was a partial offset from lower interest from mortgages receivable and short term investments of excess cash.

       The decrease in equity participation in ERT, from a loss of $0.6 million in the quarter ended September 30, 1999 to a loss of $5.1 million in the quarter ended September 30, 2000, was primarily the result of factors relating to two operating malls (The Mall at 163rd Street in North Miami Beach, Florida and Pointe Orlando in Orlando, Florida) and a decrease in interest income and an increase in interest expense.

       The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of approximately $0.5 million, due primarily to a reduction in retail revenue of $1.0 million due to redevelopment plans, which was partially offset by a decrease in bad debt expense of $0.2 million. Reductions in other operating expenses accounted for the remaining change in net income.

       Pointe Orlando, a mall in Florida, which in the prior year was accounted for using the equity method because ERT was a 38.5% owner, is now 100% owned and consolidated with ERT. Pointe Orlando had an increased loss in the quarter ended September 30, 2000 of $1.5 million. This was due primarily to increased litigation costs relating to a legal action revolving around the construction and delayed opening of the mall and an increase in bad debt expense.

       ERT had a decrease in interest income due primarily to the acquisition of the remaining 61.5% ownership interest and consolidation of Pointe Orlando and the elimination of interest income therefrom, which was $1.5 million in the quarter ended September 30, 1999. ERT's interest expense to New Plan Excel increased $0.9 million due to higher borrowings.

       Foreign currency loss increased by approximately $0.2 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, because of the decline in value of the Canadian dollar

       EXPENSES:

       Total expenses decreased $2.0 million. The major areas of change are discussed below.

       Interest expense increased $2.3 million due primarily to increased borrowings in connection with stock repurchases, the redemption of Excel Realty Partners, L.P. partnership units and property improvements and additional investments in ERT Development Corporation.

       Real estate and other taxes increased $0.8 million. The increase was due to generally higher real estate taxes in the retail and residential portfolios and an increase in state and local taxes.

       Bad debt expense decreased $0.9 million due to the improved collection experience which resulted in significantly lower provisions for loss.

       Operating expenses, after eliminating the impact of acquisitions and dispositions, decreased $0.6 million.

       Administrative expenses decreased $1.2 million. A prior period cost of $0.8 million related to a terminated acquisition of another company did not recur in the current period. Professional costs, which were lower in the current quarter, accounted for the balance of the decrease.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

       REVENUES:

       Rental revenue, percentage rents and expense reimbursements decreased by approximately $3.8 million. Between January 1, 1999 and September 30, 2000, five retail shopping centers and one residential property were acquired. These acquisitions produced revenue increases of approximately $2.5 million. During the same period, the Company sold all or a portion of 13 retail and two residential properties which accounted for revenue reductions of $2.5 million and $2.1 million, respectively. Clearwater Mall, a property with redevelopment plans under reevaluation, accounted for a revenue decline of $1.6 million. Lease settlement income declined $0.9 million. The balance of the change in revenue was an increase of $0.8 million.

       Interest, dividend and other income increased $4.7 million. This was due to higher fee revenue and increased interest on loans to ERT Development Corporation and the Superior, Arapahoe and Atrium development projects.

       The decrease in equity participation in ERT, from a gain of $0.3 million in the nine months ended September 30, 1999 to a loss of $14.4 million in the nine months ended September 30, 2000, was primarily the result of factors relating to the two operating mall properties (The Mall at 163rd Street and Pointe Orlando), a decrease in interest income and an increase in interest expense.

       The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of approximately $3.5 million due primarily to an increase in the bad debt expense of $0.5 million, lease settlement income of $1.9 million received in the prior period, which did not recur in the current period, and a reduction in rental revenue of $2.1 million due to redevelopment plans, offset by lower operating expenses of approximately $1.0 million.

       Pointe Orlando, a mall in Florida, which in the prior year was accounted for using the equity method when ERT was a 38.5% owner, is now 100% owned and consolidated with ERT. Pointe Orlando had an increased loss in the nine months ended September 30, 2000 of approximately $4.5 million. This was due primarily to increased litigation costs of $2.5 million relating to a legal action revolving around the construction and delayed opening of the mall, an increase in bad debt expense of approximately $1.4 million and lower revenues and higher operating expenses of $0.6 million.

       ERT had a decrease in interest income of approximately $4.3 million due primarily to the acquisition and consolidation of Pointe Orlando and the elimination of the interest income charged to the previously unconsolidated entity. ERT's interest expense to New Plan Excel increased $3.0 million due to higher borrowings by ERT and this was the primary reason for the $4.7 million increase in interest income of the Company.

       Foreign currency loss increased $0.9 million due to the decline in value of the Canadian dollar.

       EXPENSES:

       Total expenses increased $3.8 million. The major areas of increase were interest expense, real estate and other taxes. These increases were partially offset by decreases in the remaining categories.

       Interest expense increased $10.1 million due primarily to increased borrowings in connection with stock repurchases, the redemption of Excel Realty Partners, L.P. partnership units, property acquisitions and improvements and additional investments in ERT Development Corporation.

       Real estate and other taxes increased $3.5 million. Approximately $0.1 of the increase was attributable to the net effect of acquisitions and dispositions. The remaining $3.4 million was due to generally higher real estate taxes across the retail and residential portfolios.

       Bad debt expense decreased $2.1 million due to the collection of amounts previously thought to be uncollectible and improved collection experience. The decrease was partially offset by an increase in the reserve for bad debts at the Clearwater Mall.

       Non-recurring charges declined $4.8 million. In February 2000, Arnold Laubich retired from his positions as President and Chief Executive Officer of the Company and in May 2000, James Steuterman resigned from his position as Chief Operating Officer of the Company. The $3.7 million non-recurring charges are payments made to them in connection with their retirement and employment agreements. In the prior year, the $8.5 million was the result of the resignation of seven former Excel executives and the payments made to them in accordance with their employment agreements.

       Operating expenses, after eliminating the impact of acquisitions and dispositions, increased $0.4 million, a 0.6% increase.

       Administrative expenses decreased $0.3 million. Increased personnel costs were offset by reduced travel and professional fees.

FUNDS FROM OPERATIONS

       The Company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities and before extraordinary items, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of FFO which requires the inclusion of both recurring and non-recurring results of operations. The 1999 calculations have been restated to conform to the NAREIT definition to include non-recurring charges. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.


                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                      2000           1999            2000            1999
                                                                      ----           ----            ----            ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Net income before extraordinary items                                   $32,233        $34,688         $94,953        $106,145
Preferred dividends                                                     (5,659)        (5,659)        (16,976)        (17,120)
Minority interest                                                           276            199             755           1,004
                                                                        -------         ------          ------          ------
Net income applicable to common shareholders - diluted                   26,850         29,228          78,732          90,029

Gain on sale of real estate - New Plan Excel                            (1,185)          (191)         (9,099)           (191)
Impairment of real estate - New Plan Excel                                   --             --           1,900              --
Depreciation and amortization
     New Plan Excel real estate assets                                   15,591         15,523          47,134          46,921
     ERT Development Corp. real estate assets(1)                          1,200          1,491           3,516           1,704
Preferred dividends                                                         800            800           2,400           2,543
                                                                        -------        -------        --------        --------
Funds from operations                                                   $43,256        $46,851        $124,583        $141,006
                                                                        =======        =======        ========        ========

Weighted average of common shares outstanding - diluted                  90,894         91,979          90,897          92,766
                                                                         ======         ======          ======          ======

FFO per share - diluted                                                   $0.48          $0.51           $1.37           $1.52
                                                                          =====          =====           =====           =====

Preferred A shares have a dilutive effect for FFO calculations.





---------------------
(1) As of the quarter ended September 30, 1999, the Company recognizes depreciation and amortization from Pointe Orlando, The Mall at 163rd Street and Valley Fair Apartments for FFO purposes. 1999 amounts have been restated to reflect this change.

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       As of September 30, 2000, the Company had approximately $53.7 million of outstanding floating rate mortgages. In addition, the Company had $238.7 million outstanding as of September 30, 2000 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.216 billion of outstanding total debt of the Company, the approximately $2.925 billion of total assets of the Company and the approximately $2.664 billion market capitalization of the Company's common stock as of that date.

       The Company was not a party to any hedging agreements with respect to its floating rate debt as of September 30, 2000. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Such agreements do expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company's interest expense as compared to the underlying floating rate debt and could result in the Company making payments to unwind such agreements.

       As of September 30, 2000, the Company had notes receivable in the total amount of Canadian $16 million (approximately U.S. $10.7 million as of September 30, 2000). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.1 Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg.

               10.2 Guaranty, dated as of April 5, 2000, by the Company for the benefit of Bank One, Texas, National Association (Briar Preston Ridge).

               12.1   Ratio of Earnings to Fixed Charges and Preferred Dividends

               27(1)  Financial Data Schedule

               ---------------
               (1)  Filed as an exhibit to the electronic filing only.


          (b) During the period covered by this report the Company filed the following reports on Form 8-K:

               Form 8-K filed on August 9, 2000 containing Item 5, Other Events. This is the filing of the Supplemental Disclosure of the registrant for the quarter ended June 30, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2000

                                         NEW PLAN EXCEL REALTY TRUST, INC.



                                         By: /s/ Glenn J. Rufrano
                                             --------------------
                                             Glenn J. Rufrano
                                             President and
                                             Chief Executive Officer


                                         By: /s/ John B. Roche
                                             -----------------
                                             John B. Roche
                                             Chief Financial Officer

                                  EXHIBIT INDEX


          NUMBER                                   DESCRIPTION

          10.1 Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg.

          10.2 Guaranty, dated as of April 5, 2000, by the Company for the benefit of Bank One, Texas, National Association (Briar Preston Ridge).

          12.1      Ratio of Earnings to Fixed Charges and Preferred Dividends

          27(1)     Financial Data Schedule

          ---------------
          (1)  Filed as an exhibit to the electronic filing only.