Form 10-K
period 2000-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2001-03-15
CIK 798288

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]
        For the fiscal year ended December 31, 2000

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
                                       YES   X       NO
                                            ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $1,278,740,000 as of March 1, 2001, based on the closing price of $15.20 on the NYSE on that date.

As of March 1, 2001, the number of shares of common stock of the Registrant outstanding was 87,201,165.

Documents incorporated by reference: Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.


================================================================================

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I.......................................................................................2

  Item 1. Business...........................................................................2

  Item 2. Properties........................................................................13

  Item 3. Legal Proceedings.................................................................15

  Item 4. Submission of Matters to a Vote of Security Holders...............................15

PART II.....................................................................................16

  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.............16

  Item 6. Selected Financial Data...........................................................16

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of
  Operations................................................................................16

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................28

  Item 8.   Financial Statements and Supplementary Data.....................................29

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure ...............................................................................29

PART III....................................................................................30

  Item 10.  Directors and Executive Officers of the Registrant..............................30

  Item 11.  Executive Compensation..........................................................30

  Item 12.  Security Ownership of Certain Beneficial Owners and Management..................30

  Item 13.  Certain Relationships and Related Transactions..................................30

PART IV.....................................................................................31

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................31

                                     PART I


                           FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the "Registrant" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: national and local economic, business and real estate and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the impact of dramatic increases in electronic commerce; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisition and development (including the failure of acquisitions to close and pending developments to be completed on time and within budget); risks of disposition strategies (including the failure to complete sales on a timely basis); risks of joint venture activities; as well as other risks identified from time to time in this Annual Report on Form 10-K and in the other reports filed by the Company with the SEC or otherwise publicly disseminated by the Company.


ITEM 1.    BUSINESS

GENERAL

        The Company, a self-administered and self-managed equity real estate investment trust ("REIT"), is a Maryland corporation and one of the nation's largest community and neighborhood shopping center companies. As of December 31, 2000, the Company owned interests in 289 retail properties (excluding one retail property under redevelopment and including six commercial properties) containing over 35.7 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 53 garden apartment communities containing 12,550 units in 14 states.

        The Company elected to be taxed as a REIT for federal income tax purposes, beginning with its taxable year ended December 31, 1987, and believes that, beginning with that taxable year, it has been organized and has operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986. Although the Company believes that it will continue to operate in such a manner, no assurance can be given that the Company will continue to qualify as a REIT. In order to maintain its qualification as a REIT, among other things, the Company must distribute to its stockholders each year at least 95% of its REIT taxable income and meet certain tests regarding the nature of its income and assets. This requirement is reduced to 90% beginning in 2001. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Additionally, to facilitate maintenance of the Company's REIT qualification and for other strategic reasons, the Company's charter generally prohibits any person from acquiring or holding shares of the Company's preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of stock of the Company, subject to certain exceptions.

DESCRIPTION OF BUSINESS

        As of December 31, 2000, the Company owned interests in 289 retail properties (excluding one property under redevelopment and six commercial properties) containing over 35.7 million square feet of gross leasable area in 31 states. The Company also owned, as of that date, 53 garden apartment communities containing 12,550 units in 14 states. The average occupancy rates as of December 31, 2000 for the retail properties (including six commercial properties and excluding one retail property under redevelopment) and the garden apartment communities were 91% and 91%, respectively.

        The Company maintains its principal executive offices at 1120 Avenue of the Americas, New York, New York 10036, where its telephone number is (212) 869-3000.

Strategy and Philosophy

        The Company's primary objective is to own and manage a portfolio of commercial retail properties, a majority of which are community and neighborhood shopping centers, that will provide increasing cash flow for quarterly distributions to shareholders while protecting investor capital and providing potential for capital appreciation. The Company seeks to achieve this objective by (i) aggressively managing, and where appropriate, redeveloping its existing operations, (ii) recycling capital created through asset dispositions into upgrading its shopping centers, paying down debt, repurchasing public equity and making selective acquisitions of well-located neighborhood and community shopping centers with tenants that have a national or regional presence and an established credit quality and (iii) continuing to maintain a strong and flexible financial position to facilitate growth. In November 2000, the Company formally declared its intention to divest its garden apartment communities and exit this product type.

Aggressive Management

        The Company aggressively manages its retail properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally recognized anchor tenants. The Company regularly monitors the physical condition of its retail properties and the financial condition of its retail tenants. The Company follows a schedule of regular physical maintenance at its retail properties with a view toward tenant expansions, renovations and refurbishing to preserve and increase the value of these properties. The Company currently is improving the general appearance of its properties by upgrading existing roofs and facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting at certain of its retail properties.

        The Company has field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of the Company's properties in its region. The Company also has an office in Salt Lake City, Utah whose efforts are dedicated solely to joint venture developments and redevelopments of the Company's properties. The Company seeks to increase the cash flow and portfolio value of its existing properties primarily through contractual rent increases during the lease term, reletting of existing space at higher rents, expansion and redevelopment of existing properties and the minimization of overhead and operating costs.

Acquisition of Properties

        General. The Company intends to focus on retail properties, primarily community and neighborhood shopping centers, that generate stable cash flows and present the opportunity for appreciation. The Company may seek to expand its portfolio by making selective, opportunistic acquisitions of well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality, and that the Company believes will have the ability to make timely lease payments over the term of the lease. When acquiring properties, the Company focuses on the quality of the location and comparable market rents.

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

        The Company generally holds its properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of the Company's business. If the Company were treated as holding properties for sale to customers in the ordinary course of its business, tax rules applicable to REITs would subject the Company to tax equal to 100% of its gain from each property sold.

        In November 2000, the Company announced plans to dispose of, over time, certain shopping centers, single tenant and commercial properties and its garden apartment communities in order to refocus the Company on its retail franchise. In addition, the Company will continue to monetize the assets of ERT Development Corporation, a Delaware corporation and affiliate of the Company ("ERT"), and certain of the Company's joint venture projects.

Financing Strategy

        The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties. In these instances, the Company would receive property management and leasing fees. The Company's financing strategy is to maintain a strong and flexible financial position by
(i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties and (iii) managing its exposure to interest rate risk represented by its floating rate debt.

RECENT DEVELOPMENTS

Management Changes

        On February 23, 2000, Glenn J. Rufrano was appointed Chief Executive Officer and President of the Company. He succeeds Arnold Laubich, who has retired as both Chief Executive Officer and President. Mr. Rufrano was elected in May 2000 to serve on the Company's Board of Directors.

        Other management changes included the appointment of John B. Roche as Chief Financial Officer of the Company in April 2000 and the appointment of Leonard I. Brumberg as Executive Vice President - Retail of the Company in September 2000. Dean R. Bernstein, formerly Senior Vice President - Finance, became Senior Vice President - Acquisitions/Dispositions, effective in January 2001.

Term Loan Facility

        On March 7, 2000, the Company established a term loan facility with Fleet National Bank, and subsequently drew down the entire $75 million available under the facility. The loans drawn under this facility accrued interest at LIBOR plus 90 basis points (based on the Company's credit rating). The term loan agreement prepared in connection with the facility contained covenants substantially similar to those included in the Company's two revolving credit facilities with The Bank of New York. The loans drawn under this facility, which originally were scheduled to mature on March 5, 2001, were extended to April 14, 200l. It is anticipated that the loan will be increased to $100 million with a maturity date of November 2002.

Extension of Term of Credit Facility

        On November 3, 2000, the Company entered into an agreement with The Bank of New York to extend the maturity date of $122.5 million of debt under one of the Company's unsecured senior revolving credit facilities with The Bank of New York to November 2, 2001. The extended facility continues to bear interest at LIBOR plus 72.5 basis points. The Company's other unsecured senior revolving credit facility with The Bank of New York matures in November 2002.

EMPLOYEES

        As of December 31, 2000, the Company employed approximately 750 individuals (including executive, administrative and field personnel).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        The Company is in the business of managing, operating, leasing, acquiring, developing, redeveloping and investing in retail properties (including six commercial properties) and garden apartment communities. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1. See "--Description of Business--Strategy and Philosophy" above.

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

        The Company is Subject to Competition Concerning Leases and May be Unable to Renew Leases or Relet Space as Leases Expire. The Company competes with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon completion of their respective leases. If the Company's tenants decide not to renew their leases upon expiration, the Company may not be able to relet the space. Even if the tenants do renew or the Company can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms or than expectations for the space. As of December 31, 2000, leases were scheduled to expire on a total of approximately 38% of the space at the Company's retail properties through the end of 2004. If the Company is unable promptly to renew the leases or relet this space, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the results of operations and financial condition may be adversely affected. Consequently, cash flow and ability to service debt and pay dividends to stockholders could be adversely affected.

        The Company is Dependent upon the Financial Health of its Tenants. The Company's financial position and ability to pay dividends may be affected by financial difficulties experienced by a major tenant, including a bankruptcy, insolvency or general downturn in business. The bankruptcy or insolvency of one or more major tenants or a number of smaller tenants may have an adverse impact on the Company's properties and on the income produced by such properties. As of December 31, 2000, the Company's largest retail tenants were Kmart and Wal-Mart Stores, whose scheduled annualized base rents represented 5.2% and 3.7%, respectively, of the Company's total annualized base rents.

        New Projects May Fail to Perform as Expected. The Company intends to continue selectively acquiring and developing community and neighborhood shopping centers. Newly acquired and newly developed properties may fail to perform as expected. The Company's management may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. New developments are subject to a number of risks, including construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws. These development risks may result in increased project costs and the incurrence of costs for developments that are not pursued to completion.

        The Company Does Not Have Exclusive Control Over Its Joint Venture Investments. The Company and ERT have invested in certain instances as a borrower, co-venturer or partner in the development of new properties, instead of developing projects directly. Such investments involve risks not present in a wholly owned development project, including the absence of exclusive control over the development, financing, leasing, management and other aspects of the project and the possibility that the borrower, co-venturer or partner might become bankrupt, have interests or goals that are inconsistent with those of the Company, take action contrary to the instructions, requests or interests of the Company or otherwise impede the Company's objectives.

        Competition for Acquisitions May Result in Increased Prices for Properties. The Company competes for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. This competition may increase prices for the types of properties in which the Company invests.

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

        Some Potential Losses are Not Covered by Insurance. The Company carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. The Company believes the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In such an event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Debt Financing, Financial Covenants, Degree of Leverage and Increases in Interest Rates Could Adversely Affect the Company's Economic Performance

        Scheduled Debt Payments Could Adversely Affect the Company's Financial Condition. The Company's business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. The Company may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, even if it can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. The total principal amount of the Company's outstanding indebtedness was approximately $1.2 billion as of December 31, 2000. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, cash flow may not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and the Company's ability to service debt and pay expected dividends to stockholders.

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

        The Company is Subject to Interest Rate Risk. Increases in interest rates, or the loss of the benefits of any hedging agreements of the Company, would increase the Company's interest expense, which would adversely affect cash flow and the Company's ability to service its debt and pay dividends to stockholders. As of December 31, 2000, the Company had $294.8 million of floating rate debt maturing between 2001 and 2029. The rates on this debt increase when interest rates increase.

        The Company was a party to one hedging agreement with respect to its floating rate debt as of December 31, 2000. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions.

        The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company's interest expense as compared to the floating rate debt underlying the Company's hedging agreements and could result in the Company making payments to unwind such agreements.

        The Interest Rates on Certain of the Company's Debt May Change Based on Credit Ratings. The floating rates of interest applicable to certain debt of the Company (including debt under the Company's credit facilities with The Bank of New York) are determined based on the credit ratings of the Company's debt provided by independent agencies. Thus, if such credit ratings are downgraded, the Company's ability to raise additional debt may be negatively impacted and the Company may be subject to higher interest rates with respect to such debt.

The Ability of Stockholders to Effect Changes in Control of the Company is
Limited

        Provisions of the Company's Charter and Bylaws Could Inhibit Changes in Control. Certain provisions of the Company's charter and bylaws may delay or prevent a change in control of the Company or other transactions that could provide stockholders with a premium over the then-prevailing market price of their common stock or that might otherwise be in the best interests of the stockholders. These include a staggered Board of Directors, a stockholder rights plan and the Company's share ownership limit described below. Also, any future series of preferred stock of the Company may have certain voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of the stockholders.

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

The Company Does Not Control its Development Business

    To facilitate maintenance of its REIT qualification, the Company has an investment in and has made substantial loans to ERT, a noncontrolled company that is engaged in the real estate development business, and has guaranteed approximately $57.3 million of indebtedness of ERT. At December 31, 2000, the amount outstanding relating to the guarantees was $53.1 million. Although the Company owns 95% of the economic interest in ERT, the voting stock of ERT is owned by a private company controlled by an executive officer (and director) of the Company. The Company therefore does not control the timing or amount of dividends or the management and operations of this company. As a result, decisions relating to the declaration and payment of dividends and the business policies and operations of this company could be adverse to the Company's interests or could lead to adverse financial results, which could adversely affect the Company's financial condition and results of operations.

Certain Environmental Problems Exist at Some of the Company's Properties

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

        Soil and groundwater contamination exists at certain of the Company's properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethelyne (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will be in the range of approximately $1 million to $3 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under these agreements, although in certain cases funds have been set aside with respect to the performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company's purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray applied fireproofing materials) exist at certain of the Company's properties. The Company currently estimates that the total cost of abatement of asbestos minerals at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company. Included in other liabilities in the Company's Consolidated Balance Sheet at December 31, 2000 is $3.2 million related to the clean-up of certain asbestos minerals.

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

The Company is Dependent on External Sources of Capital

        To qualify as a REIT the Company must, among other things, distribute to its stockholders each year at least 90% of its REIT taxable income (excluding any net capital gains). Because of these distribution requirements, the Company likely will not be able to fund all future capital needs, including capital for acquisitions, with income from operations. The Company therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. The Company's access to third-party sources of capital depends on a number of things, including the market's perception of the Company's growth potential and the Company's current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase leverage.

The Company's Classification as a REIT is Dependent on Compliance with Federal Income Tax Requirements

        Failure of the Company to Qualify as a REIT Would Have Serious Adverse Consequences to Stockholders. The Company believes that its predecessor companies, New Plan Realty Trust and Excel Realty Trust, Inc., qualified for taxation as REITs for federal income tax purposes since their first elections to be taxed as REITs for the taxable years ended July 31, 1972 and December 31, 1987, respectively. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within the Company's control. For example, to qualify as a REIT, at least 95% of the Company's gross income must come from certain sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 90% of its REIT taxable income (excluding any net capital gains). The fact that the Company holds certain of its assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company's REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for the Company to remain qualified as a REIT.

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




ITEM 2.    PROPERTIES

        As of December 31, 2000, the Company owned interests in 289 retail properties (excluding one retail property redevelopment and including six commercial properties) and 53 garden apartment communities. Properties held by ERT are excluded from the table below. The following table sets forth certain information as of December 31, 2000 regarding the Company's properties on a state-by-state basis:

                RETAIL PORTFOLIO AND COMMERCIAL PROPERTIES (1)                GARDEN APARTMENT COMMUNITIES

                                                        PERCENT OF                              TOTAL      PERCENT OF
                 NUMBER OF  PERCENT                      SCHEDULED  NUMBER OF  PERCENT       NUMBER OF      SCHEDULED
STATE           PROPERTIES   LEASED            GLA         ABR (2) PROPERTIES   LEASED          UNITS         ABR (2)
------------   ---------------------  -------------  ----------------------------------   ------------   --------------
Alabama               7        100%        760,014            1.8%        9        91%          2,269            16.8%
Arizona              12         95%      1,109,017            3.6%
Arkansas              2        100%        105,459            0.2%
California           16         92%      2,484,427           10.2%
Colorado              2         96%        352,156            1.7%
Delaware              2         85%        243,686            0.4%        2        84%            303             2.4%
Florida              18         92%      2,695,532            7.9%        2        94%            539             5.3%
Georgia              34         90%      3,092,184            7.1%        2        98%            420             3.3%
Illinois             10         99%      1,228,551            4.4%
Indiana              13         89%        886,530            1.8%        3        89%            893             6.7%
Iowa                  5         93%        604,896            1.3%
Kentucky              9         91%      1,456,230            3.3%        4        92%            783             6.8%
Louisiana             2         78%        261,518            0.4%        3        90%          1,236             9.4%
Maryland              3         77%        380,531            1.0%
Michigan             13         90%      2,114,282            6.2%
Minnesota             3         97%         84,986            0.5%
Missouri              3         86%        722,190            4.0%        1        95%            309             2.7%
Nebraska              2        100%          9,671            0.1%
Nevada                3         98%        587,388            2.1%
New Jersey           10         99%      1,190,505            4.8%
New York             26         88%      3,439,392            7.9%        2        96%            308             2.2%
North Carolina       14         95%      1,668,279            3.9%        2        95%            463             4.6%
Ohio                 21         85%      3,072,217            6.8%        7        87%          1,601            13.6%
Oklahoma              1        100%         45,510            0.1%
Pennsylvania         14         92%      1,737,239            5.2%        1        95%            130             1.1%
South Carolina        5         97%        375,698            1.1%        4        90%            816             6.2%
Tennessee            16         93%      1,872,537            4.6%       11        91%          2,480            18.8%
Texas                 7        100%        500,986            1.6%
Utah                  1         84%        600,584            1.4%
Virginia             12         89%      1,681,258            3.8%
West Virginia         3         92%        354,939            0.8%

               ---------   ---------  -------------  -----------------------  ---------   ------------   --------------
                    289         91%     35,718,392            100%       53        91%         12,550             100%
               =========   =========  =============  =======================  =========   ============   ==============

REGION
------------
East                 98         91%     12,527,757           32.3%       15        92%          2,803            23.2%
Midwest              70         89%      8,723,323           25.0%       11        88%          2,803            22.9%
South                87         92%      9,333,740           23.8%       27        92%          6,944            53.9%
West                 34         93%      5,133,572           19.0%        -          -              -                -

               ---------   ---------  -------------  -----------------------  ---------   ------------   --------------
                    289         91%     35,718,392            100%       53        91%         12,550             100%
               =========   =========  =============  =======================  =========   ============   ==============

(1) Excludes Clearwater Mall (679,671 sq. ft.), a property with redevelopment plans under reevaluation.

(2) ABR represents annualized base rent (contractual minimum lease payments as of December 31, 2000).
The above does not purport to disclose all items required under GAAP.

ITEM 3.    LEGAL PROCEEDINGS


        ERT is involved in certain ongoing litigation concerning the construction, design and delayed opening of Pointe Orlando, a project now controlled by ERT. ERT initially brought actions against the contractor and architect alleging various causes of action relating to these matters. The contractor has filed a mechanic's lien claim in the approximate face amount of $7.2 million representing the unpaid balance due under its contract which, with statutory interest and attorney fees, now exceeds $10 million. The contractor has also claimed other additional damages in an unspecified amount. The architect has filed a claim for the unpaid balance of its fee in the approximate amount of $700,000, plus interest. ERT disputes these claims and is vigorously defending them. In the event that the various claims are decided in a manner adverse to ERT, the Company does not believe that such result will have a material adverse effect on the financial condition of the Company.

        The Company also is a party to other routine litigation matters in the ordinary course of business, none of which are believed to be material.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "NXL." As of March 1, 2001, there were approximately 12,447 registered record holders of the Company's common stock, plus those who hold their shares in street name. The following table sets forth the high and low sales price, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2000 and 1999 with respect to the Company's common stock:

                                                                              CASH
                                                                            DIVIDENDS
                                            HIGH              LOW           DECLARED
                                        -------------  --------------- ------------------
               1999:
                     First quarter      $   22.5625        $ 18.7500        $  0.4025
                     Second quarter         20.6875          18.0000           0.4050
                     Third quarter          19.2500          17.6250           0.4075
                     Fourth quarter         18.0000          14.7500           0.4100

               2000:
                     First quarter      $   17.3750        $ 11.7500        $  0.4125
                     Second quarter         15.8125          13.0000           0.4125
                     Third quarter          15.5625          13.6250           0.4125
                     Fourth quarter         14.0625          11.8125           0.4125


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

                    (In thousands, except per share amounts)


                                                     FIVE MONTHS
                                                           ENDED
                           YEARS ENDED DECEMBER 31, DECEMBER 31,   YEARS ENDED JULY 31,
STATEMENT OF INCOME DATA:         2000        1999        1998        1998      1997       1996
-------------------------         ----        ----        ----        ----      ----       ----
Revenue                       $423,386    $438,027    $155,921    $250,259    $206,821   $167,606
Expenses                       305,691     295,171      99,693     159,645     129,781     97,484
                               -------     -------     -------     -------     -------     ------
                               117,695     142,856      56,228      90,614      77,040     70,122
Minority interest                 (952)     (1,299)       (457)         --          --         --
Impairment of real
estate                          (3,620)         --          --          --          --         --
Gain/(loss) on sales
of
 properties and

securities,  net                 9,200       7,956          34        (41)         (3)        399
                               -------     -------     -------     -------     -------     ------
Net income before
 extraordinary income          122,323     149,513      55,805      90,573      77,037     70,521
Extraordinary income               758          --          --          --          --         --
                               -------     -------     -------     -------     -------     ------
Net income after
 extraordinary income          123,081     149,513      55,805      90,573      77,037     70,521
                               -------     -------     -------     -------     -------     ------
Preferred dividends            (22,635)    (22,777)     (6,914)     (5,850)       (461)        --
                               -------     -------     -------     -------     -------     ------
Net income
applicable to
 common shareholders
after
 extraordinary income         $100,446    $126,736    $ 48,891    $ 84,723    $ 76,576   $ 70,521
                              ========    ========     =======     =======     =======    =======

Net income per
common share before
extraordinary
 income
    Basic                        $1.14       $1.43       $0.63       $1.43       $1.31      $1.25
    Diluted                      $1.13       $1.42       $0.62       $1.42       $1.30      $1.25
Weighted average
number  of  common
shares  outstanding
    Basic                       87,608      88,662      77,481      59,365      58,461     56,484
    Diluted                     88,951      90,440      79,396      59,774      58,735     56,642

OTHER DATA:
Distributions per
common
 share                          $1,650      $1.625      $0.678      $1.475      $1.435     $1.395
                                ======      ======       =====      ======    ========     ======

BALANCE SHEET DATA
AS OF THE END OF
EACH PERIOD:
Total assets                $2,894,431   2,953,141  $2,896,568  $1,386,831  $1,263,958   $948,477
Long-term debtobligations    1,214,976   1,220,451   1,105,271     576,888     478,207    238,426
Shareholders' equity         1,555,610   1,611,519   1,662,242     766,833     747,719    662,438


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

        In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include excess cash flow, the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire properties. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties and (iii) managing its exposure to interest rate risk represented by its floating rate debt.

        As of December 31, 2000, the Company had approximately $2.7 million in available cash, cash equivalents and marketable securities.

        The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility ("Facility #1") expires in November 2001. The other facility ("Facility #2") expires in November 2002. As of December 31, 2000, the Company had $46.25 million outstanding under Facility #1, which bears interest at LIBOR plus 72.5 basis points and $122.5 million outstanding under Facility #2 which bears interest at LIBOR plus 67.5 basis points. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, the Company has a $75.0 million term loan facility with Fleet National Bank, all of which was outstanding as of December 31, 2000. Loans drawn under this facility originally were scheduled to mature on March 5, 2001, and accrue interest at LIBOR plus 90 basis points (based on the Company's credit rating). The Fleet loan has been extended to April 14, 2001. It is anticipated that the loan will be increased to $100 million with a maturity date of November 2002. The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities.

        In addition to outstanding amounts on the Company's credit facilities, debt as of December 31, 2000 consisted of $328.8 million of mortgages payable having a weighted average interest rate of 7.9% and $613.0 million of notes payable with a weighted average interest rate of 7.3%. Of this debt, $51.1 million bear variable interest rates. Additionally, the Company has $1.5 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $14.2 million (approximately U.S. $9.5 million as of December 31, 2000) which are sensitive to currency exchange rate fluctuations.

        The Company guarantees certain indebtedness of ERT and the debt outstanding related to these guarantees as of December 31, 2000 was $53.1 million. In addition, the Company has guaranteed that ERT will provide additional funding, currently approximately $4.2 million, for the Centre at Preston Ridge, a community shopping center project in Frisco, Texas. This guarantee is reduced commensurately as funds are provided. ERT has third-party debt of $78.5 million, excluding notes payable to the Company, having a weighted average interest rate of 8.1%. In addition, ERT has third party mortgages of $5.2 million at December 31, 2000. The Company provides substantially all of the capital required to fund ERT's operations.

        In November 1998, the Company filed a $1 billion shelf registration statement relating to the issuance from time to time of debt securities, preferred stock, depository shares, common stock, warrants and rights, in amounts, at initial prices and on terms to be determined at the time of offering. Under this shelf registration statement, the Company established a program for the issuance of medium-term notes due nine months or more from date of issue. As of December 31, 2000, an aggregate principal amount of $276 million was available for issuance under the Company's medium-term notes program.

        In October 1999, the Company commenced a program to repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 2000, approximately 1,981,000 shares had been repurchased and retired at an average purchase price of $15.61 per share. Of this amount, approximately 750,000 shares were repurchased and retired in 2000. As of February 28, 2001, the Company had repurchased 119,200 shares at an average price of $13.40.

        Management believes that other sources of funds are available to the Company. Based on management's internal evaluation of the Company's properties, many of which are free and clear of mortgages, the estimated value of these properties is considerably in excess of the outstanding mortgage indebtedness. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

        The Company had three classes of preferred stock outstanding as of December 31, 2000: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value as issued. SFAS No. 133 was effective January 1, 2000; however, SFAS 137, "Deferral of the Effective Date of SFAS 133," extended the effective date for the Company to January 2001. The Company adopted SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap. For financial reporting purposes, the gain or loss on the interest rate swap is recorded as a component of equity. In connection with the adoption of SFAS No. 133/138 in January 2001, the Company recorded a net transition adjustment of $2,124,000 in accumulated other comprehensive income (equity) at that time. Adoption of the standard also resulted in the Company recognizing $2,124,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

        At its meeting on October 27, 1999, NAREIT's leadership clarified the industry's supplemental performance measure to confirm that funds from operations should include all operating results, both recurring and nonrecurring, except for those results defined as "extraordinary items" under generally accepted accounting principles and gains and losses from sales of depreciable operating properties and excluding depreciation and amortization of real estate assets. The clarification is effective for years beginning January 1, 2000 and all prior results have been restated to confirm to the new definition.

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


RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

        REVENUES:

        Rental income and related revenues decreased by approximately $3.2 million, or 0.8%. Between January 1, 1999 and December 31, 2000, six retail shopping centers and one residential property were acquired. These acquisitions produced revenue increases of approximately $2.9 million. During the same period, the Company sold all or a portion of 17 retail and two residential properties which accounted for revenue reductions of $4.6 million and $2.5 million, respectively. Clearwater Mall, a property with redevelopment plans under reevaluation, accounted for a revenue decline of $1.7 million. Lease settlement income declined $1.2 million. The balance of the change in revenue was an increase of $3.9 million or 3.8%.

        Interest, dividend and other income decreased by approximately $11.4 million, or 48.5%. This decrease was due primarily to an increase in the loss from ERT of $14.7 million and an increase in the foreign currency loss of $1.1 million. These decreases were partially offset by higher interest income of $4.4 million earned primarily from ERT and the Company's development projects.

        The decrease in equity participation in ERT, from a loss of $3.2 million in the twelve months ended December 31, 1999 to a loss of $17.9 million in the twelve months ended December 31, 2000, was primarily the result of factors relating to the two operating mall properties (The Mall at 163rd Street and Pointe Orlando), a decrease in interest income and an increase in interest expense.

        The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of approximately $4.7 million. This was due primarily to a reduction in rental revenue of $4.9 million because of redevelopment plans, lease settlement income of $1.9 million received in the prior period, which did not recur in the current period, offset by higher interest income of approximately $0.1 million, and an increase in the bad debt expense of $0.5 million. These increases were offset by lower operating expenses of approximately $0.6 million.

        Pointe Orlando, a mall in Florida, which in three quarters of the prior year was accounted for using the equity method when ERT was a 38.5% owner, has been 100% owned and consolidated with ERT since October 1, 1999. The effect of owning 100% of Pointe Orlando for the full year of 2000 increased the loss to ERT by an additional $3.1 million to $6.3 million. Pointe Orlando had an increased loss in the twelve months ended December 31, 2000 of approximately $3.2 million. This was due primarily to lower revenues of $1.7 million, increased litigation costs of $3.9 million relating to a legal action revolving around the construction and delayed opening of the mall and an increase in bad debt expense of approximately $0.9 million. These items were offset by lower operating costs of $0.9 million and lower interest expense of $2.4 million.

        ERT had a decrease in interest income of approximately $5.3 million, or 49.4%, due primarily to the acquisition and consolidation of Pointe Orlando and the elimination of the interest income charged to the previously unconsolidated entity. ERT's interest expense to New Plan Excel increased $3.7 million due to higher borrowings by ERT and this was the primary reason for the $4.4 million increase in interest, dividend and other income of the Company.

        Foreign currency loss increased $1.1 million due to the decline in value of the Canadian dollar.

        EXPENSES:

        Total expenses increased $10.5 million, or 3.6%. The major areas of increase were real estate and other taxes, interest expense, depreciation and amortization, and administrative expense. These increases were partially offset by decreases in operating, bad debt and non-recurring expenses.

        Interest expense increased $11.5 million, or 14.1%, due primarily to increased borrowings in connection with stock repurchases, property acquisitions and improvements and additional investments in ERT.

        Real estate and other taxes increased $3.4 million, or 8.7%. Approximately $0.5 million of the increase was due to a one-time recovery of prior year's expense in 1999, which did not occur again in

2000. The remaining amount of approximately $2.9 million was due to higher property tax expenses primarily in the retail portfolio.

        Depreciation expense increased $1.6 million, or 2.5%. The primary reason for the increase was the improvements to real estate put in place in 1999 and 2000 and the increase of real estate assets due to additional allocation of purchase price from the 1998 merger with Excel Realty Trust, Inc., in the prior year. The net impact of the acquisitions and dispositions during the periods was a reduction of $0.5 million.

        Bad debt expense decreased $1.3 million, or 21.5%, due to the collection of amounts previously thought to be uncollectible and improved collection experience in both the retail and residential properties. The decrease was partially offset by an increase in the reserve for bad debts at the Clearwater Mall.

        Non-recurring charges declined $3.6 million, or 42.4%. The $4.9 million non-recurring charges in 2000 were primarily payments made to certain former officers in connection with their resignation or retirement from the Company and their respective retirement and employment agreements. In the prior year, the $8.5 million expense was the result of the resignation of seven former Excel executives and the payments made to them in accordance with their employment agreements.

        Operating expenses decreased $1.9 million, or 2.1%. The net impact of the acquisitions and dispositions was a decline of $2.0 million. The garden apartment portfolio had a decline in expenses and the retail properties had an increase in expenses. The net of the two was an increase of $0.1 million.

        Administrative expenses increased $0.8 million, or 12.7%. As a percent of total assets, administrative expense decreased to 0.26% from 0.27%. As a percent of total revenues, costs increased to 1.77% from 1.52%. The major reason for the increase was related to increases in personnel costs.

        GAINS ON THE SALE OF ASSETS:

        Gains on the sale of real estate increased $1.2 million. In 2000, the Company sold 11 retail and one commercial property resulting in a gain of $9.2 million. In 1999, five retail and two residential properties were sold resulting in a gain of $8.0 million.

        IMPAIRMENT OF REAL ESTATE:

        The estimated fair value of certain properties classified as "Real estate held for sale" was less than the book value of these properties. This resulted in an impairment of real estate expense of $3.62 million for the year. Of this impairment, $1.9 million is related to real estate held for sale during the year which is now held for use as of December 31, 2000. There was no impairment of real estate in 1999.

        EXTRAORDINARY INCOME:

        During the year there was a prepayment of a mortgage payable which had an unamortized mortgage premium associated with it. The elimination of this premium resulted in the extraordinary income of $0.8 million. There was no extraordinary income in 1999.



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

                    (In thousands, except per share amounts)

                                                       TWELVE MONTHS ENDED DECEMBER 31,
                                                  1999              1998               1998
                                                (ACTUAL)        (PRO FORMA)          (ACTUAL)
Revenues
    Retail                                       $337,004          $322,884          $225,931
    Residential                                    77,477            74,415            71,662
    Interest, dividend and other                   23,546            21,253             7,840
                                                ---------         ---------         ---------
        Total revenues                            438,027           418,552           305,433

Expenses
    Operating costs                                90,612            81,614            68,737
    Real estate and other taxes                    38,929            36,380            27,286
    Interest                                       81,412            71,902            49,655
    Depreciation and amortization                  62,912            58,865            40,416
    Provision for doubtful accounts                 6,144             6,285             5,366
    Non-recurring charges                           8,497                --                --
    General and administrative                      6,665             7,719             3,758
                                                ---------         ---------         ---------
        Total expenses                            295,171           262,765           195,218
                                                  -------           -------           -------
Income before real estate sales and
    minority interest                             142,856           155,787           110,215
Sale of real estate/securities                      7,956               371                58
Minority interest in income from
partnership                                        (1,299)           (1,684)             (457)
                                                ----------        ----------        ----------
Net Income                                       $149,513          $154,474          $109,816
                                                 ========          ========          ========
Net income per share:
    Basic                                           $1.43             $1.49             $1.48
                                                    =====             =====             =====
    Diluted                                         $1.42             $1.46             $1.47
                                                    =====             =====             =====

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

Five Months Ended December 31, 1998 Compared to Five Months Ended December 31, 1997

        The actual results of operations for the five-month period ended December 31, 1998 only include operations of Excel from September 28, 1998 to December 31, 1998. Therefore, certain pro forma comparisons are included which have been presented as if the Merger had been consummated on August 1, 1998 and 1997, respectively. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the Merger actually occurred on August 1, 1998 and 1997, respectively (in thousands, except per share amounts):

                                     FIVE MONTHS    FIVE MONTHS    FIVE MONTHS ENDED
                                        ENDED          ENDED           DECEMBER 31,
                                     DECEMBER 31,     DECEMBER 31,        1997
                                         1998            1998            (ACTUAL)
                                       (ACTUAL)     (PRO FORMA)
Total revenues                        $ 155,921       $ 179,092        $ 100,457

Expenses:
   Operating costs                       32,764          32,233           25,325
   Real estate and other taxes           13,456          15,655            9,047
   Interest                              27,168          32,339           14,309
   Depreciation and amortization         21,366          25,644           12,544
   Provision for doubtful accounts        2,825           2,884            1,675
   General and administrative             2,114           2,849            1,143
                                      ---------       ----------       ---------
      Total expenses                     99,693         111,604           64,043
Gain/(loss) on sale of real
estate/securities                            34              34              (67)
Minority interest in income from
   partnership                             (457)           (739)               -
                                       --------        --------          -------
Net income                            $  55,805      $   66,783        $  36,347
                                      =========      ==========        =========
Net income per share:
   Basic                                  $0.63           $0.66            $0.62
                                          =====           =====            =====
   Diluted                                $0.62           $0.64            $0.61
                                          =====           =====            =====

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

        Of the $155.9 million in revenue in 1998, $32.5 million related to the 54 garden apartment communities and $117.9 million related to the 301 property retail portfolio (including four office buildings and two vacant land parcels). Interest, dividend and other income accounted for $5.5 million in revenue. In 1997, $27.2 million of revenue related to the garden apartment portfolio, $71.6 million related to the retail portfolio, and $1.7 million related to interest and dividends.

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

Funds From Operations

        The Company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities and before extraordinary items, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of FFO which requires the inclusion of both recurring and non-recurring results of operations. The 1999 and 1998 calculations have been restated to conform to the NAREIT definition to include non-recurring charges. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs. The following information is included to show the items included in the Company's FFO for the past periods indicated (in thousands, except per share amounts):


                                           YEAR             YEAR     FIVE MONTHS
                                          ENDED            ENDED     YEAR ENDED      YEAR ENDED
                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,       JULY 31,
                                           2000            1999             1998           1998
                                   ------------     ------------    ------------     ----------
Net income before extraordinary
item                                   $122,323        $149,513          $55,805        $90,573
   Preferred dividends                 (22,635)        (22,777)          (6,914)        (5,850)
   Minority interest                        952           1,299              457             --
                                     ----------      ----------         --------    -----------
Net income applicable to common
  shareholders - diluted                100,640         128,035           49,348         84,723
(Gains)/loss on real estate and
 securities                             (9,200)         (7,956)             (34)             41
Dilutive preferred A dividends            3,200           3,343               --             --
Depreciation and amortization,
 including
  depreciation relating to
 equity
  investments                            69,422          66,602           21,366         31,622

Impairment of real estate                 3,620              --               --             --
                                    -----------  --------------     ------------      ---------
Funds from operations                  $167,682        $190,024          $70,680       $116,386
                                       ========        ========          =======       ========
Weighted average of common
 shares outstanding - diluted            90,825          92,444           79,396         59,774
                                         ======          ======           ======         ======
FFO per share - diluted                   $1.85           $2.06            $0.89          $1.95
                                          =====           =====            =====          =====
Net cash provided by operating
 activities                            $179,332        $165,855          $51,580       $121,507
                                       ========        ========          =======       ========
Net cash used in investing
 activities                            ($9,772)       ($87,207)        ($61,099)     ($113,846)
                                       ========       =========        =========     ==========
Net cash used in financing
 activities                          ($179,224)       ($81,765)         ($2,814)      ($24,158)
                                     ==========       =========         ========      =========

        Series A Preferred Stock has a dilutive effect on the FFO calculation. On a pro forma basis, FFO would have been $83,974 for the five months ended December 31, 1998, had the Merger been consummated on August 1, 1998.

ECONOMIC CONDITIONS

        The majority of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, the Company believes that many of its existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to or get closer to current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        As of December 31, 2000, the Company had approximately $51.1 million of outstanding floating rate mortgages. In addition, the Company had $243.7 million outstanding as of December 31, 2000 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.2 billion of outstanding total debt of the Company, the approximately $2.9 billion of total assets of the Company and the approximately $2.6 billion market capitalization of the Company's common stock as of that date. In addition, as discussed below, the Company has fixed $125 million of floating rate borrowings through the use of an interest swap.

        The Company was a party to one hedging agreement with respect to its floating rate debt as of December 31, 2000. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company's interest expense as compared to the floating rate debt underlying the Company's hedging agreements and could result in the Company making payments to unwind such agreements.

        If market rates of interest on the Company's variable rate debt increase by 10% (or approximately 70 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $2.2 million. If market rates of interest increase by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $9.1 million. If market rates of interest on the Company's variable rate debt decrease by 10% (or approximately 70 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $2.2 million. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $9.1 million.

        As of December 31, 2000, the Company had notes receivable in the total amount of Canadian $14.2 million (approximately U.S. $9.5 million as of December 31, 2000). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of December 31, 2000.


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

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2001 (the "Proxy Statement") under the captions "Proposal 1--Election of Directors," "Executive Compensation and Other Information" and "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.   EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation and Other Information."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management."


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

          (b) Reports on Form 8-K filed during the three months ended December 31, 2000.

                      1. Form 8-K filed on November 8, 2000, containing Items 7 and 9.

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

            *3.6 Amendments to the Bylaws of the Company, dated February 7, 2000, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

           *10.4 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as
                      Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           *10.5 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as
                      Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

           *10.8 Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           *10.9 Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


           *10.10     New Plan Realty Trust 1997 Stock Option Plan filed as
                      Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65221.

           *10.11 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221.

           *10.12 Amended and Restated New Plan Realty Trust 1985 Incentive Stock Option Plan filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-65221.

           *10.13 New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, File No. 333-65221.

           *10.14 Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           *10.15 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

            10.16 Amendment No. 2 to Credit Agreement, dated as of October 16, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent.

            10.17 Amendment No. 3 to Credit Agreement, dated as of November 3, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent.

           *10.18 Guaranty, dated as of November 17, 1999, by and among New Plan Realty Trust, Excel Realty Trust - ST, Inc. and The Bank of New York, as administrative agent, filed as
                      Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           *10.19 Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           *10.20 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.



            10.21 Amendment No. 2 to Credit Agreement, dated as of November 3, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent

           *10.22 Guaranty, dated as of November 17, 1999, by and among New Plan Realty Trust, Excel Realty Trust - ST, Inc. and The Bank of New York, as administrative agent, filed as
                      Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           *10.23 Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as Exhibit 4.01 to the Company's Registration Statement on Form S-3, File No. 33-59195, as amended, on May 9, 1995.

           *10.24 First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.02 to the Company's Registration Statement on Form S-3, File No. 333-24615, as amended, on April 4, 1997.

           *10.25 Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.01 to the Company's Current Report on Form 8-K dated July 3, 1997.

           *10.26 Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee filed as Exhibit 4.2 to New Plan Realty Trust's Registration Statement on Form S-3, File No. 33-60045.

           *10.27 First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

           *10.28 Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.

           *10.29 Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of June 25, 1997, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

           *10.30 First Amendment to Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

           *10.31 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub, Inc. and New Plan Realty Trust filed, as
                      Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 333-61131.

           *10.32 Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company's Report on Form 8-A dated May 19, 1998.

           *10.33     First Amendment to Rights Agreement, dated as of
                      February 8, 1999, between the Company and BankBoston, N.A. filed as Exhibit 4.1 to the Company's Report on Form
                      8-A/A (Amendment No.1) dated May 5, 1999.

           *10.34 Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.

           *10.35 Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as
                      Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

           *10.36 Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as
                      Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9, 2000.

           *10.37 Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.



           *10.38 Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as
                      Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.



            10.39 Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein.


           *10.40 Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as
                      Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

           *10.41 Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

           *10.42 Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, dated March 9, 2000.


           *10.43 Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.



            10.44 Agreement, dated as of December 19, 2000, by and between the Company and James DeCicco.

              *10.45 Amended and Restated Guaranty of Payment, dated as of April 28, 2000, by the Company (Pointe Orlando), filed as
                      Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


              *10.46 Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of April 5, 2000, by the Company (Briar Preston Ridge), filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.



              *10.47 Guaranty, dated as of April 5, 2000, by the Company for the benefit of Bank One, Texas, National Association (Briar Preston Ridge), filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.


              *10.48 Term Loan Agreement, dated as of March 7, 2000, between the Company and Fleet National Bank, filed as Exhibit
                      10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

              *10.49 Amendment No. 1 to Term Loan Agreement, dated as of June 27, 2000, between the Company and Fleet National Bank, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.



               10.50 Amendment No. 2 to Term Loan Agreement, dated as of November 3, 2000, between the Company and Fleet National Bank



               10.51  Amendment No. 3 to Term Loan Agreement, dated as of
                      March 2, 2001, between the Company and Fleet National Bank



              *10.52 Guaranty, dated as of March 7, 2000, by the Trust and Excel Realty Trust - ST, Inc., filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

              *10.53 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 9, 2000.



              *10.54 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 9, 2000.



              *10.55 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 9, 2000.

              *10.56 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 515,121 options), filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 9, 2000.



              *10.57 Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit
                      10.6 to the Company's Current Report on Form 8-K, dated March 9, 2000.



              *10.58 Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as
                      Exhibit 10.7 to the Company's Current Report on Form 8-K, dated March 9, 2000.



              *10.59 Stock Pledge Agreement, dated February 23, 2000 between the Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K, dated
                      March 9, 2000.


              12      Ratio of Earnings to Fixed Charges and Preferred Stock
                      Dividends.

              21      Subsidiaries of the Registrant.

              23      Consent of PricewaterhouseCoopers LLP.

-----------------------
*Incorporated herein by reference as above indicated.

        (d) Financial Statement Schedules. The following documents are filed as a part of this report:

        The response to this portion of Item 14 is submitted as a separate section of this report.

                   NEW PLAN REALTY TRUST INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          PAGE
                                                                                          ----
1.      CONSOLIDATED STATEMENTS

    Report of Independent Accountants......................................................F-2

    Consolidated Balance Sheets
      December 31, 2000 and December 31, 1999..............................................F-3

    Consolidated Statements of Income and Comprehensive Income
      for the Years ended December 31, 2000 and December 31, 1999, the Five Months ended
      December 31, 1998 and the Year ended July 31, 1998...................................F-4

    Consolidated Statements of Changes in Shareholders' Equity for the Years ended
      December 31, 2000 and December 31, 1999, the Five Months ended December 31, 1998 and the Year ended July 31, 1998.........................................................F-5

    Consolidated Statements of Cash Flows for the Years ended December 31, 2000 and
      December 31, 1999, the Five Months ended December 31, 1998 and the Year ended July 31, 1998.........................................................F-6

    Notes to Consolidated Financial Statements.............................................F-7

2.      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

    Schedule II - Valuation and Qualifying Accounts.......................................F-26

    Schedule III - Real Estate and Accumulated Depreciation...............................F-27

    Schedule IV - Mortgage Loans on Real Estate...........................................F-53

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of New Plan Excel Realty Trust, Inc.:


        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended December 31, 2000 and 1999, the five months ended December 31, 1998 and the year ended July 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                          PricewaterhouseCoopers LLP

New York, New York
February 23, 2001

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)


ASSETS
                                                                    DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                    -----------------   -----------------
Real estate:
     Land                                                                    $532,240            $552,146
     Building and improvements                                              2,310,036           2,328,499
     Accumulated depreciation                                               (261,504)           (216,274)
                                                                            ---------           ---------
               Net real estate                                              2,580,772           2,664,371
Real Estate held for sale                                                       9,104                  --
Cash and cash equivalents                                                       1,170              10,834
Marketable securities                                                           1,531               1,190
Receivables:
     Trade, less allowance for doubtful accounts
     of $12,816 and $13,897 at December 31, 2000
     and December 31, 1999, respectively                                       43,454              30,225
     Other, net                                                                11,620              15,825
Mortgages and notes receivable                                                 58,553              59,142
Prepaid expenses and deferred charges                                           9,320              13,076
Investment in and loans to ERT Development
Corporation                                                                   170,004             150,432
Other assets                                                                    8,903               8,046
                                                                        -------------       -------------
              Total assets                                                 $2,894,431          $2,953,141
                                                                           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Mortgages payable, including unamortized
     premium of $7,753 and $9,921 at December 31, 2000
     and 1999, respectively                                                  $328,803            $341,643
Notes payable, net of unamortized discount of
     $2,008 and $2,264 at December 31, 2000 and
     December 31, 1999, respectively                                          612,992             662,736
Credit facilities                                                             243,750             188,721
Capital leases                                                                 29,431              27,351
Other liabilities                                                              92,145              88,591
Tenant security deposits                                                        7,791               7,480
                                                                           ----------         -----------
               Total liabilities                                            1,314,912           1,316,522
                                                                            ---------           ---------

Minority interest in partnership                                               23,909              25,100
                                                                          -----------         -----------


Commitments and contingencies                                                      --                  --

Stockholders' equity:
    Preferred stock, Series A: $.01 par value,
       25,000 shares authorized: 4,600 shares designated
       as 8 1/2% Series A Cumulative Convertible Preferred,
       1,507 outstanding at December 31, 2000 and 1999;
       Series B: 6,300 depository shares, each representing
       1/10 of one share of 8 5/8% Series B Cumulative
       Redeemable Preferred, 630 outstanding at December 31,
       2000 and 1999; Series D: 1,500 depositary shares, each
       representing 1/10 of one share of Series D Cumulative
       Voting Step-Up Premium Rate Preferred, 150 shares
       outstanding at December 31, 2000 and 1999.                                  23                  23
    Common stock, $.01 par value, 250,000 shares
       authorized; 87,320 and 87,555 shares issued and
       outstanding as of December 31, 2000 and 1999, respectively.                873                 875
Additional paid-in capital                                                  1,695,994           1,708,186
Accumulated other comprehensive income                                            555                 214
Accumulated distribution in excess of net income                            (141,835)            (97,779)
                                                                            ---------         -----------
                 Total stockholders' equity                                 1,555,610           1,611,519
                                                                            ---------           ---------
                 Total liabilities and
stockholders' equity                                                       $2,894,431          $2,953,141
                                                                           ==========          ==========


    The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999,
    THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED JULY 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       YEAR ENDED        YEAR ENDED      FIVE MONTHS ENDED       YEAR ENDED
                                       ----------        ----------      -----------------       ----------
                                  DECEMBER 31, 2000  DECEMBER 31, 1999   DECEMBER 31, 1998     JULY 31, 1998
                                  -----------------  -----------------   -----------------     -------------
Revenues:
     Rental income and related revenues    $411,263           $414,481             $150,411          $246,309
     Interest, dividend and other income     12,123             23,546                5,510             3,950
                                           --------           --------            ---------         ---------

          Total revenues                    423,386            438,027              155,921           250,259
                                            -------            -------              -------           -------

Expenses:
     Operating costs                         88,679             90,612               32,764            61,417
     Real estate and other taxes             42,319             38,929               13,456            22,850
     Interest                                92,915             81,412               27,168            36,815
     Depreciation and amortization           64,499             62,912               21,366            31,622
     Provision for doubtful accounts          4,825              6,144                2,825             4,171
     Non-recurring charge                     4,945              8,497                   --                --
     General and administrative               7,509              6,665                2,114             2,770
                                        -----------        -----------           ----------         ---------
          Total expenses                    305,691            295,171               99,693           159,645
                                        -----------        -----------           ----------         ---------

     Income before sales of real
       estate and securities, impairment
       of real estate and minority
       interest                             117,695            142,856               56,228            90,614

Gain/(loss) on sale of real estate
and securities                                9,200              7,956                   34              (41)
Impairment of real estate                   (3,620)                 --                   --                --
Minority interest in income of
partnership                                   (952)            (1,299)                (457)                --
                                        -----------        -----------           ----------         ---------
Net income before extraordinary item        122,323            149,513               55,805            90,573
Extraordinary item, early
extinguishment of debt                          758                 --                   --                --
                                        -----------        -----------           ----------         ---------
Net income                                  123,081            149,513               55,805            90,573

Other comprehensive income (loss):
   Unrealized gain (loss) on
securities for the period                       341              (512)                 (87)             (244)
                                        -----------        -----------           ----------         ---------

Comprehensive income                       $123,422           $149,001              $55,718           $90,329
                                           ========           ========              =======           =======

Net income available to common
  stock - basic                            $100,446           $126,736              $48,891           $84,723
                                           ========           ========              =======           =======
Net income available to common
  stock - diluted                          $101,398           $128,035              $49,348           $84,723
                                           ========           ========              =======           =======

Basic earnings per common share
  before extraordinary item                   $1.14              $1.43                $0.63             $1.43
                                              =====              =====                =====             =====

Diluted earnings per common share
  before extraordinary item                   $1.13              $1.42                $0.62             $1.42
                                              =====              =====                =====             =====

Basic earnings per common share
  after extraordinary item , if any           $1.15              $1.43                $0.63             $1.43
                                              =====              =====                =====             =====

Diluted earnings per common share
  after extraordinary item, if any            $1.14              $1.42                $0.62             $1.42
                                              =====              =====                =====             =====

Average shares outstanding - basic           87,608             88,662               77,481            59,365
                                             ======             ======               ======            ======

Average shares outstanding - diluted         88,951             90,440               79,396            59,774
                                             ======             ======               ======            ======

   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR
             THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)



                                                            SHARES OF BENEFICIAL     ADDITIONAL
                                                            --------------------    -----------
                                                                 INTEREST/              PAID-IN
                                                                 ---------              -------
                                    PREFERRED STOCK             COMMON STOCK            CAPITAL
                                    ---------------             ------------            -------
                                   NUMBER       AMOUNT      NUMBER       AMOUNT
                                   ------       ------      ------       ------
       Balance at July 31,
       1997                              150     $72,775       58,934     $738,011          $--
       Net income                         --          --           --           --           --
       Dividends                          --          --           --           --           --
       Dividend reinvestment              --          --          765       18,197           --
       Exercise of stock
       options                            --          --          175        3,645           --
       Unrealized holding
       gain on
          marketable
       securities                         --          --           --           --           --
                                  ----------  ----------   ----------   ----------   ----------

       Balance at July 31,
       1998                              150      72,775       59,874      759,853           --
       Net income                         --          --           --           --           --
       Dividends                          --          --           --           --           --
       Dividend reinvestment              --          --          235        4,373           --
       Merger transactions             2,755    (72,746)       28,275    (763,342)    1,735,207
       Unrealized holding
       gain on
          marketable
       securities                         --          --           --           --           --
                                  ----------  ----------   ----------   ----------   ----------

       Balance at December
       31, 1998                        2,905          29       88,384          884    1,735,207
       Net income                         --          --           --           --           --
       Dividends                          --          --           --           --           --
       Dividend reinvestment              --          --          907            9       17,155
       Exercise of stock
       options                            --          --           66            1        1,334
       Shares repurchased and
          retired                         --          --      (2,457)         (25)     (45,510)
       Conversion of
       preferred shares                (618)         (6)          655            6           --
       Unrealized holding
       loss on
         marketable securities            --          --           --           --           --
                                    --------        -----  ----------       ------         ----

       Balance at December
       31, 1999                        2,287         $23       87,555         $875   $1,708,186
       Net income                         --          --           --           --           --
       Dividends                          --          --           --           --           --
       Exercise of stock
       options                            --          --          515            5        6,595
       Shares repurchased and
          retired                         --          --        (750)          (7)     (10,784)
       Employee loans                     --          --           --           --      (8,003)
       Unrealized holding
       gain on
         marketable securities            --          --           --           --           --
                                   ---------     -------  -----------  -----------          ---

       Balance at December
       31, 2000                        2,287         $23       87,320         $873   $1,695,994
                                       =====         ===       ======         ====   ==========

                                   ACCUMULATED  ACCUMULATED
                                   -----------  -----------
                                         OTHER  DISTRIBUTIONS     TOTAL
                                         -----  -------------     -------
                                 COMPREHENSIVE   IN EXCESS OF  STOCKHOLDERS'
                                 -------------   ------------  ------------
                                        INCOME   NET INCOME       EQUITY
                                        ------   ----------       ------


       Balance at July 31,
       1997                             $1,057    ($64,074)     $747,769
       Net income                           --       90,573       90,573
       Dividends                            --     (93,107)     (93,107)
       Dividend reinvestment                --           --       18,197
       Exercise of stock
       options                              --           --        3,645
       Unrealized holding
       gain on
          marketable
       securities                        (244)           --        (244)
                                     ---------   ----------        -----

       Balance at July 31,
       1998                                813     (66,608)      766,833
       Net income                           --       55,805       55,805
       Dividends                            --     (63,801)     (63,801)
       Dividend reinvestment                --           --        4,373
       Merger transactions                  --           --      899,119
       Unrealized holding
       gain on
          marketable
       securities                         (87)           --         (87)
                                    ----------   ----------   ----------

       Balance at December
       31, 1998                            726     (74,604)    1,662,242
       Net income                           --      149,513      149,513
       Dividends                            --    (172,688)    (172,688)
       Dividend reinvestment                --           --       17,164
       Exercise of stock
       options                              --           --        1,335
       Shares repurchased and
          retired                           --           --     (45,535)
       Conversion of
       preferred shares                     --           --           --
       Unrealized holding
       loss on
         marketable securities           (512)           --        (512)
                                      ------          -----       ------

       Balance at December
       31, 1999                           $214    ($97,779)   $1,611,519
       Net income                           --      123,081      123,081
       Dividends                            --    (167,137)    (167,137)
       Exercise of stock
       options                              --           --        6,600
       Shares repurchased and
          retired                           --           --     (10,791)
       Employee loans                       --           --      (8,003)
       Unrealized holding
       gain on
         marketable securities             341           --          341
                                           ---     --------          ---

       Balance at December
       31, 2000                            555   ($141,835)   $1,555,610
                                           ===   ==========   ==========







   The accompanying notes are an integral part of the consolidated financial statements

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                 ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999,
    THE FIVE MONTHS ENDED DECEMBER 31, 1998 AND THE YEAR ENDED JULY 31, 1998
                                 (IN THOUSANDS)

                                                                                 FIVE MONTHS
                                                                                 -----------
                                                   YEAR ENDED     YEAR ENDED       ENDED       YEAR ENDED
                                                   ----------     ----------       -----       ----------
                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   JULY 31,
                                                 ------------    ------------    ------------   --------
                                                      2000           1999            1998         1998
                                                      ----           ----            ----         ----
 Cash flows from operating activities:
    Net income                                         $123,081       $149,513        $55,805    $90,573
    Adjustments to reconcile net income to net
     cash provided by
      Operations:
         Depreciation and amortization                   64,499         62,912         21,366     31,622
         Amortization of net premium/discount
          on mortgages and
            Notes payable                               (1,153)        (3,547)             --         --
        Amortization of deferred debt and loan
         acquisition costs                                1,035             --             --         --
        Foreign currency loss (gain)                        437          (674)             --         --
        Provision for doubtful accounts                   2,902          6,144          2,825      4,171
        (Gain)/loss on sale of real estate
         and securities, net                            (9,200)        (7,956)           (34)         41
        Minority interest in income of
         partnership                                        952          1,299            457         --
        Extraordinary item                                (758)             --             --         --
        Impairment of real estate assets                  3,620             --             --         --
        Equity in loss/(income) of affiliate             17,867          3,169          1,123         --
        Cash received in connection with the
         Merger                                              --             --          4,892         --
        Change in investment in and accrued
         interest on loans to ERT Development
         Corporation                                   (11,185)       (10,977)             --         --
 Changes in operating assets and
   liabilities, net:
        Change in trade and notes receivable           (15,125)       (12,947)        (6,673)    (6,161)
        Change in other receivables                     (3,531)        (7,739)       (13,257)         88
        Change in other liabilities                       4,646        (1,950)       (18,076)      4,161
        Change in sundry assets and
         liabilities                                      1,245       (11,392)          3,152    (2,988)
                                                       --------       --------      ---------  ---------
                    Net cash provided by
                      operating activities              179,332        165,855         51,580    121,507
                                                       --------       --------      ---------  ---------

 Cash flows from investing activities:
    Real estate acquisitions and building
     improvements                                      (33,742)       (55,719)       (34,959)  (123,036)
    Proceeds from real estate sales, net                 52,253         28,350            329       (67)
    Advances for mortgage notes receivable, net         (4,609)       (14,373)       (26,948)         --
    Loans to ERT Development Corporation               (39,324)       (28,845)             --         --
    Repayments from ERT Development Corporation          13,034             --             --         --
    Repayments of mortgage notes receivable               2,616          5,713            479      9,229
    Sales of marketable securities                           --             84             --         29
    Purchases of marketable securities                       --            (2)             --        (1)

    Purchase of minority interest                            --       (22,415)             --         --
                                                       --------       --------      ---------  ---------
                    Net cash used in investing
                      activities                       (9,772))       (87,207)       (61,099)  (113,846)
                                                       --------       --------      ---------  ---------

 Cash flows from financing activities:
    Proceeds from issuing notes                              --        224,000        135,500     50,000
    Principal payments of mortgages and notes
     payable                                          (108,877)       (98,850)      (113,427)    (3,401)
    Dividends paid                                    (167,043)      (166,443)       (28,934)   (93,107)
    Proceeds from mortgages payable                      48,000             --             --         --
    Minority interest distributions paid                (2,143)        (3,249)          (910)         --
    Issuance of common stock/beneficial
     interest                                                --             --          4,673     21,842
    Proceeds from dividend reinvestment plan                 --         17,164             --         --
    Repayment of credit facility                      (181,970)      (458,417)             --         --
    Proceeds from credit facility borrowing             237,000        446,637             --         --
    Proceeds from exercise of stock options               6,600          1,335             --         --
    Payments for the repurchase of common stock        (10,791)       (43,942)             --         --
    Repayment of loans receivable for the
     purchase of common stock                                --             --            284        508
                                                       --------       --------      ---------  ---------
                    Net cash ( used in) provided
                      by financing activities         (179,224)       (81,765)        (2,814)   (24,158)
                                                       --------       --------      ---------  ---------

                    Net increase (decrease) in
                      cash and cash equivalents         (9,664)        (3,117)       (12,333)   (16,497)

 Cash and cash equivalents at beginning of year          10,834         13,951         26,284     42,781
                                                       --------       --------      ---------  ---------

 Cash and cash equivalents at end of year                $1,170        $10,834        $13,951    $26,284
                                                         ======        =======        =======    =======

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

CHANGE IN FISCAL YEAR

        As discussed in Note 21 below, the Merger was treated as a purchase by the Trust of assets and liabilities of Excel using the purchase method of accounting in the accompanying consolidated financial statements. Because the Trust, as the accounting acquirer, had a fiscal year end of July 31, immediately following the Merger the Company and the Trust adopted a fiscal year end of December 31, beginning with a short fiscal year ending on December 31, 1998. The actual results of operations for the five-month period ended December 31, 1998 include operations of Excel only from September 28, 1998 to December 31, 1998.

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

INCOME TAXES

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. In order to maintain its qualification as a REIT, among other things, as of December 31, 2000, the Company was required to distribute at least 95% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. This requirement was reduced to 90% beginning in 2001. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax. The Company may be subject to tax by certain states that do not recognize a Real Estate Investment Trust as a legal entity. Provision for such taxes has been included in real estate and other taxes.

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

REVENUE RECOGNITION

        Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. Certain of the leases provide revenues for additional rental revenue by way of percentage rents to be paid based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

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

RECLASSIFICATIONS

        Certain amounts in prior years have been reclassified to conform to the classification used in 2000.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.      RECENTLY ISSUED ACCOUNTING STANDARDS

DISCLOSURES UNDER SFAS NO. 133:

        The Company adopted SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap. For financial reporting purposes, the gain or loss on the interest rate swap is recorded as a component of equity.

        In connection with the adoption of SFAS No. 133/138 in January 2001, the Company will record a net transition adjustment of $2.124 million in accumulated other comprehensive income (equity) at that time. Adoption of the standard also resulted in the Company recognizing $2.124 million of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.


3.     MARKETABLE SECURITIES:

        The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders' equity (in thousands):

                                                                 DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                 -----------------   -----------------
      Cost basis                                                             $ 976               $ 976
      Unrealized holding gains                                                 555                 214
                                                                            ------             -------
      Fair value                                                            $1,531              $1,190
                                                                            ======              ======

      The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2000 and 1999.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

4.    MORTGAGES, NOTES AND OTHER RECEIVABLES:

           The Company had the following mortgages and notes receivable (in thousands):

                                                                     DECEMBER 31, 2000      DECEMBER 31, 1999
                                                                     -----------------      -----------------
      Notes from development companies, monthly interest from 11%
         to 12% per annum.  Maturity dates vary depending upon the
         completion or sale of certain properties.                           $34,344           $33,334
      Note from a development company, effective interest rate of
         10%, payable in Canadian dollars.  Due May 2003.                      9,477            11,113
      Purchase money first mortgages, interest at 7.2% to 10%.
         Due 2000 to 2003.                                                    12,121            10,738
      Leasehold mortgages, interest at 10% to 12%.   Due 2008.                 2,311             2,650
      Other                                                                      300             1,307
                                                                          ----------         ---------
                        Total                                                $58,553           $59,142
                                                                             =======           =======


               The Company has notes receivable in the total amount of Canadian $14,178,550 and Canadian $16,050,000 at December 31, 2000 and 1999,
        respectively (US$9,477,000 and US$11,113,000 at December 31, 2000 and 1999, respectively) from a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as "Atrium on the Bay", and an adjacent building in Toronto, Canada. The loan is collateralized by the Canadian company's interest in the joint venture. During 2000 Canadian $10,000,000 (US$6,407,000) was repaid to the Company. Of this amount, US$5,208,000 was applied to accrued interest and US$1,199,000 was applied to the principal balance.

           The Company established $43,646,000 in credit facilities to certain developers. The total outstanding amounts on the credit facilities of $34,344,000 carry interest at 11% to 12% and are payable on the earlier of the sale of real estate or 2004.

           At December 31, 2000 and 1999, $9,759,000 and $9,663,000,
        respectively, of the other receivables on the accompanying balance sheet represents interest and dividends receivable, most of which represents interest receivable related to notes from development companies. The Company has assessed its ability to collect these receivables and expects to realize interest and principal in accordance with the terms of the notes.

5.      EXCEL REALTY PARTNERS, L.P.:

           In 1995, ERP, a consolidated entity, was formed to own and manage certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common shares at the Company's option), cash and the assumption of mortgage debt. These units can convert to Company shares at exchange ratios from 1.0 to 1.4 Company shares for each unit. At both December 31, 2000 and 1999, there were approximately 3,256,000 limited partner units outstanding of which the Company owned approximately 2,164,000 units. During 2000 the Company did not acquire any additional units. During 1999, the Company acquired an additional 634,000 units for $22.4 million in cash.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

6.            ERT DEVELOPMENT CORPORATION:

           In 1995, ERT was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. The Company owns 100% of the outstanding preferred shares of ERT. An officer and director of the Company owns all the common shares. The preferred shares are entitled to receive 95% of dividends, if any, and bears 100% of the losses. Cash requirements to facilitate ERT's transactions have primarily been obtained through borrowings from the Company.

           Investment in and loans to ERT are comprised of the following (in thousands):

                                                                     DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                     -----------------    -----------------
        Investment                                                          ($13,641)           $4,226
        Uncollateralized loans and accounts receivable                         69,393          129,791
        Collateralized Loans receivable                                        85,724               --
        Accrued interest                                                       28,528           16,415
                                                                             --------        ---------
                                                                             $170,004         $150,432
                                                                             ========        =========

           Interest and principal payments from ERT are primarily received upon the completion of development projects. Interest receivable from ERT was $28.5 million and $16.4 million at December 31, 2000 and 1999, respectively. Interest income recognized by the Company was $18.5 million and $14.8 million in 2000 and 1999, respectively and $2.8 million in the three months ended December 31, 1998.

                For the twelve months ended December 31, 2000 and 1999, the equity in the losses of ERT recorded by the Company was ($17.9 million) and ($3.2 million), respectively and ($1.1 million) in the three months ended December 31, 1998.

                Summary unaudited financial information for ERT is as follows (in thousands).

                                                                        DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                        -----------------    -----------------
        CONDENSED BALANCE SHEETS
          Mortgages, notes and interest receivable from developers,
             December 31, 2000 and 1999 interest at 10% to 12%                $61,339          $40,074
          Real estate and other assets, net of depreciation                   202,153          205,568
                                                                              -------          -------
             Total Assets                                                    $263,492         $245,642
                                                                             ========         ========

          Notes and accounts payable to New Plan Excel Realty
           Trust, Inc.                                                       $155,118         $128,903
          Accrued interest payable to New Plan Excel Realty Trust,
           Inc.                                                                28,528           16,415
          Mortgages, construction and land loans                               83,650           84,013
          Other liabilities                                                     9,837           12,085
                                                                             --------         --------
             Total liabilities                                                277,133          241,416
          Total stockholders' equity                                         (13,641)            4,226
                                                                             --------         --------
             Total liabilities and stockholders' equity                      $263,492         $245,642
                                                                             ========         ========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

6.          ERT DEVELOPMENT CORPORATION, CONTINUED:

                                                      YEAR ENDED          YEAR ENDED  THREE MONTHS ENDED
                                                      ----------          ----------  ------------------
                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                               -----------------   -----------------   -----------------
                                                                                             SEE NOTE 21
                                                                                             -----------
        CONDENSED STATEMENTS OF INCOME

        Revenues                                         $27,060          $20,107              $2,019
        Interest expense to New Plan Excel
        Realty Trust,
           Inc.                                         (18,499)         (14,842)             (2,764)
        Other expenses                                  (26,428)          (8,434)               (378)
                                                        --------          -------            --------
                  Net loss                             ($17,867)         ($3,169)            ($1,123)
                                                       =========         ========            ========

             Pointe Orlando Development Company, which has been consolidated with ERT since October 1, 1999, has a term loan which had a balance of $78.5 million at December 31, 2000 of which $15.0 million was guaranteed by the Company. At December 31, 1999 Pointe Orlando had outstanding construction and land loans totaling $84.0 million of which $35.0 million was guaranteed by the Company. ERT has an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Company has guaranteed $33.7 million of the loans on this project, which had outstanding balances, related to the guarantees, in the aggregate of $33.7 million at December 31, 2000. The Company initially had guaranteed $68.0 million of the loans on the project, of which $58.6 million was outstanding at December 31, 1999. The Company also has guaranteed that ERT will provide additional funding for the project, which guarantee now totals approximately $4.2 million. This guarantee is reduced commensurately as the funds are provided. In addition, the Company has guaranteed $1.3 million of the outstanding debt on an ERT retail development project, Vail Ranch II, in Temecula, California, all of which was outstanding at December 31, 2000.

             ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method. As of December 31, 2000, the equity in the profits (losses) of these investments recorded by ERT was $459,500 and ($147,000), respectively.

             On October 2, 2000 ERT acquired ownership of two properties, Annie Land Plaza and New Market Shopping Center, from Wilton Partners, in exchange for notes and interest receivable due to ERT. In connection with the acquisition, ERT assumed mortgages on the properties in the amounts of $2,390,708 for Annie Land Plaza and $2,802,612 for New Market Shopping Center. The Company has guaranteed 100% of Annie Land Plaza's outstanding mortgage balance and 25% of New Market Shopping Center's outstanding mortgage balance. These guarantees amounted to $2,380,000 and $699,000, respectively, at December 31, 2000.

             In addition, during 2000, Wilton Partners repaid in full to ERT approximately $11.0 million of notes receivable and accrued and contingent interest. ERT paid approximately $1.2 million to Wilton Partners to acquire all of its management, development and ownership interests and rights in and to The Mall at 163rd Street.

7.      MORTGAGES PAYABLE:

             Mortgages are collateralized by real estate and an assignment of rents. As of December 31, 2000, mortgages payable bear interest at rates ranging from 3.7% to 10.75%, having a weighted average of 7.9% per annum and maturity dates from 2001 to 2029. The principal payments required to be made on mortgages payable (excluding $7,753 of unamortized premiums, net of unamortized discounts) are as follows (in thousands):

               YEAR
               ----
               2001                                        $43,007
               2002                                         37,262
               2003                                         34,960
               2004                                          7,372
               2005                                         50,754
               Thereafter                                  147,695
                                                          --------
                                                          $321,050
                                                          ========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.    CREDIT FACILITIES:

        The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility ("Facility #1") expires in November 2001. The other facility ("Facility #2") expires in November 2002. As of December 31, 2000, the Company had outstanding under Facility #1, $46.250 million which bears interest at LIBOR plus 72.5 basis points and $122.5 million outstanding under Facility #2 which currently bears interest at LIBOR plus 67.5 basis points. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, the Company has a $75.0 million term loan facility with Fleet National Bank, all of which was outstanding as of December 31, 2000. Loans drawn under this facility were scheduled to mature on March 5, 2001, and accrue interest at LIBOR plus 90 basis points (based on the Company's credit rating). The loan has been extended to April 14, 2001. It is anticipated that the loan will be increased to $100 million with a maturity date in November 2002. The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York.

         On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities.

9.             NOTES PAYABLE (IN THOUSANDS):

        DESCRIPTION                              FACE AMOUNT   DUE DATE   DECEMBER 31,   DECEMBER 31,
        -----------                              -----------   --------   ------------   ------------
                                                                                  2000           1999
                                                                                  ----           ----
        7.75% Senior notes, effective interest
        rate 7.95%,
          net of unamortized discount;
        December 31, 2000
          and 1999 - $670 and $806;
        respectively                                $100,000        2005        99,330       $99,194
        6.80% Senior unsecured notes,
        effective interest
          rate 6.87%, net of unamortized
        discount;
          December 31, 2000 and 1999 - $92 and
        $136;
          respectively                                81,000        2002        80,908        80,864
        6.875% Senior unsecured notes,
        effective interest
           rate 6.982%                                75,000        2004        75,000        75,000
        7.97% unsecured notes                         10,000        2026        10,000        10,000
        7.65% unsecured notes                         25,000        2026        25,000        25,000
        7.68% unsecured notes                         20,000        2026        20,000        20,000
        Variable rate unsecured notes (LIBOR
        +10 bp)                                       40,000        2000            --        40,000
        7.35% unsecured notes                         30,000        2007        30,000        30,000
        6.9% unsecured notes                          50,000        2028        50,000        50,000
        Variable rate unsecured notes (LIBOR
        +5 bp)                                        10,000        2000            --        10,000
        7.4% unsecured notes                         150,000        2009       149,607       149,565
        7.5% unsecured notes                          25,000        2029        24,147        24,113
        7.33% unsecured notes                         49,000        2003        49,000        49,000
                                                                            ----------    ----------
                    Total                                                     $612,992      $662,736
                                                                              ========      ========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

9.      NOTES PAYABLE (IN THOUSANDS) CONTINUED:

          The Notes are uncollateralized and subordinate to mortgages payable and rank equally with debt under the revolving credit facilities. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest method. Interest is payable semi-annually or quarterly and the principal is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets. The principal payments (excluding $2,008 of unamortized discount) required to be made on notes payable are as follows (in thousands):

                           YEAR
                           ----
                           2001                                     $    --
                           2002                                      81,000
                           2003                                      49,000
                           2004                                      75,000
                           2005                                     100,000
                           Thereafter                               310,000
                                                                   --------
                                                                   $615,000
                                                                   ========

10.     CAPITAL LEASES:

          The Company owns a leasehold interest in three shopping centers in California ("Master Leased Centers"). The term of the leases is thirty-four years. The leases bear interest at a rate of 7.5%. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at various times during the terms of the respective leases but subordinate to certain rights of the owner to sell the property. The owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurrence of certain events. The payments required to be made on master leases are as follows (in thousands):

                           YEAR
                           ----
                           2001                                      $2,459
                           2002                                       2,459
                           2003                                       2,459
                           2004                                       2,459
                           2005                                       2,459
                           Thereafter                                62,695
                                                                     ------
                                                                    $74,990
                           Interest                                (45,559)
                                                                   --------
                                                                    $29,431
                                                                   ========

11.       OTHER LIABILITIES:

                  Comprised of the following (in thousands):

                                                                    DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                    -----------------    -----------------
        Property and other taxes payable                                      $15,895          $13,385
        Interest payable                                                       11,600           11,965
        Accounts payable                                                        6,778            6,935
        Dividend payable                                                       41,694           41,599
        Accrued construction costs                                              2,853            1,936
        Deferred rent expense and rents
        received in advance                                                     1,755            1,523
        Amounts due seller of property                                          1,021            1,365
        Accrued professional and personnel costs                                4,936            3,805
        Acquisition costs                                                         370              235
        Other                                                                   5,243            5,843
                                                                             --------         --------
                  Total                                                       $92,145          $88,591
                                                                              =======          =======

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

                Soil and groundwater contamination exists at certain of the Company's properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethelyne (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will be in the range of approximately $1 million to $3 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under these agreements, although in certain cases funds have been set aside with respect to the performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company's purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray applied fireproofing materials) exist at certain of the Company's properties. The Company currently estimates that the total cost of abatement of asbestos minerals at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company. Included in other liabilities in the Company's Consolidated Balance Sheet at December 31, 2000 is $3.2 million related to the clean-up of certain asbestos minerals.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.     LEASE AGREEMENTS:

                The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets and administrative office space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

                 YEAR
                 ----
                  2001                               1,278
                  2002                               1,218
                  2003                               1,409
                  2004                               1,146
                  2005                               1,152
                  Thereafter
                                                     10,107
                                                     ------
                                                    $16,310
                                                   ========

               For the years ended December 31, 2000 and July 31, 1998, the leases for office space included contingent rentals for real estate tax escalations and operating expenses in the amount of $0.21 million and $0.10 million, respectively. There were no contingent rentals for the twelve months ended December 31, 1999 or the five months ended December 31, 1998. In addition, ground leases provide for fixed rent escalations and renewal options.

14.     STOCKHOLDERS' EQUITY:

        PREFERRED STOCK

               Holders of the 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares") are entitled to an annual distribution of $2.125 per share and are convertible into common shares at a price of $20.10 per share. The Preferred A Shares rank senior to the Company's common stock and are on a parity with the other preferred shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company.

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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.     STOCKHOLDERS' EQUITY, CONTINUED:

        OPTIONS

               The Company has two active stock option plans (the "Plans") and five option plans under which grants are no longer made. Pursuant to the seven plans, options have been granted to purchase shares of common stock of the Company (the "Shares") to officers, directors, and certain key employees of the Company. The two active plans are: the 1993 Employee Plan (the "1993 Plan") and the 1994 Directors Plan (the "1994 Plan"). The exercise price of a share pursuant to each of the Plans is required to be no less than the fair market value of a share on the date of grant. The vesting schedule for the 1993 Plan is determined at the time of grant by the option committee and the grants under the 1994 Plan vest 100% at the grant date. As of December 31, 2000, approximately 1.9 million option shares are available for grant under the 1993 Plan. The total available for future grant is approximately 1.8 million option shares plus an aggregate amount equal to 2% of the total number of issued and outstanding shares of common stock as of December 31, 2001. As of December 31, 2000, approximately 147,000 option shares were available for grant under the 1994 Plan. The options outstanding at December 31, 2000 had exercise prices from $12.81 to $25.25 and a weighted average remaining contractual life of 4.2 years. The total option shares under all seven plans exercisable at December 31, 2000 is approximately 3.4 million.

               Stock option and warrant activity are summarized as follows:

                                                                                          WEIGHTED
                                                                         OPTION            AVERAGE
                                                                         ------         EXERCISE PRICE
                                                                         SHARES           PER SHARE
                                                                         ------           ---------
        Outstanding at July 31, 1997                                    2,513,200
        Granted                                                         1,450,250           $24.08
        Exercised or forfeited                                          (387,500)           $21.97
                                                                        ---------

        Outstanding at July 31, 1998                                    3,575,950
        Balance from Excel at date of Merger                            2,315,842           $19.71
        Granted                                                           135,500           $20.62
        Exercised or forfeited                                           (81,402)           $21.58
                                                                      -----------

        Outstanding at December 31, 1998                                5,945,890
        Granted                                                           633,000           $19.92
        Exercised or forfeited                                        (1,338,662)           $17.27
                                                                      -----------

        Outstanding at December 31, 1999                                5,240,228
        Granted                                                         1,992,621           $12.98
        Exercised or forfeited                                        (1,530,141)           $18.16
                                                                      -----------
        Outstanding at December 31, 2000                                5,702,708           $19.53
                                                                        =========

        Options exercisable at December 31, 2000                        3,417,907           $21.06
                                                                        =========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.     STOCKHOLDERS' EQUITY, CONTINUED:

                SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company.

                Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income in the year ended December 31, 2000 would have been reduced by $2,050,000 from $123,081,000 to $121,031,000 ($1.12 per share - basic and diluted). In the year ended December 31, 1999, net income would have been reduced by $1,160,000 from $149,513,000 to $148,353,000 ($1.42 per share - basic and $1.40 per share - diluted). In the five months ended December 31, 1998 net income would have been reduced by $677,000 from $55,805,000 to $55,128,000 ($0.62 per share - basic and $0.61 per share
        - diluted). In the year ended July 31, 1998, net income would have been reduced by $6,425,000, from $90,573,000 to $84,148,000 ($1.41 per share
        - basic and diluted).

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the five months ended December 31, 1998, and each of the three years ended December 31, 2000 and December 31, 1999 and July 31, 1998, respectively: dividend yield of 6.70%, 8.26%, 6.14%, and 6.12%, respectively; expected volatility of 19.51%, 22.15%, 20.99% and 18.25%, respectively; risk-free interest rate of 4.93%, 6.68%, 5.57% and 5.87%, respectively; and expected life of 5.2 years, 4.6 years, 4.6 years and 6.5 years, respectively. The per share weighted average fair value at the dates of grant for options awarded for the above periods was $2.04, $1.31, $1.47 and $2.78, respectively.

        DIVIDENDS PAID AND PAYABLE

                     Dividends declared in 1999, paid in 2000                                           $41,599
                     Dividends declared in 2000, paid in 2000                                          $125,443
                     Dividends declared in 2000, payable in 2001                                        $41,694


        DIVIDEND REINVESTMENT PLAN

        The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan") whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company. The additional shares will be purchased in the open market.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

14.     STOCKHOLDERS' EQUITY, CONTINUED:

        EARNINGS PER SHARE (EPS)

             In accordance with the disclosure requirements of SFAS No. 128 (Note 1), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                            FIVE MONTHS
                                                     YEARS ENDED               ENDED        YEAR ENDED
                                               DECEMBER    DECEMBER 31,     DECEMBER 31,     JULY 31,
                                               --------    ------------     ------------     --------
                                               31, 2000        1999             1998           1998
                                               --------        ----             ----           ----
BASIC EPS
  NUMERATOR:
    Net income before extraordinary item         $122,323       $149,513           $55,805      $90,573
    Preferred dividends                          (22,635)       (22,777)           (6,914)      (5,850)
                                               ----------     ----------          --------     --------
    Net income available to common shares
      - basic before extraordinary item           $99,688       $126,736           $48,891      $84,723

    Extraordinary item                                758             --                --           --
                                               ----------     ----------          --------     --------
Net income available to common shares -
    basic after extraordinary item               $100,446       $126,736           $48,891      $84,723
                                                 ========       ========           =======      =======

  DENOMINATOR:
    Weighted average of common shares
      outstanding                                  87,608         88,662            77,481       59,365
                                                   ======         ======            ======       ======

  EARNINGS PER SHARE:
  Earnings per share before extraordinary
    item                                            $1.14          $1.43             $0.63        $1.43
                                                    =====          =====             =====        =====
  Earnings per share after extraordinary
    item, if any                                    $1.15          $1.43             $0.63        $1.43
                                                    =====          =====             =====        =====

DILUTED EPS
  NUMERATOR:
    Net income before extraordinary item         $122,323       $149,513           $55,805      $90,573
    Preferred dividends                          (22,635)       (22,777)           (6,914)      (5,850)
    Minority interest                                 952          1,299               457           --
                                               ----------     ----------          --------     --------
    Net income available to common shares
      - diluted before extraordinary item        $100,640       $128,035           $49,348      $84,723

    Extraordinary item                                758             --                --           --
                                               ----------     ----------          --------     --------
    Net income available to common shares
      - diluted after extraordinary item         $101,398       $128,035           $49,348      $84,723
                                                 ========       ========           =======      =======

  DENOMINATOR:
    Weighted average of common shares
     outstanding                                   87,608         88,662            77,481       59,365
    Effect of diluted securities:
      Common stock options                            108             22               594          409
      Excel Realty Partners, L.P. third
       party units                                  1,235          1,756             1,321           --
                                               ----------     ----------          --------     --------
                                                   88,951         90,440            79,396       59,774
                                                   ======         ======            ======       ======
EARNINGS PER SHARE:
Earnings per share before extraordinary
    item                                            $1.13          $1.42             $0.62        $1.42
                                                    =====          =====             =====        =====
Earnings per share after extraordinary
    item, if any                                    $1.14          $1.42             $0.62        $1.42
                                                    =====          =====             =====        =====

Preferred A shares are anti-dilutive for earnings per share calculations.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

 15.    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE:

                During the year ended December 31, 2000, the Company did not assume any mortgages payable. In the five months ended December 31, 1998 and the years ended December 31, 1999 and July 31, 1998, the Company acquired properties by assuming mortgages payable of $4,730,000, $5,357,000 and $51,900,000, respectively. In addition, in connection with the purchase of a certain property in April 1999, the seller was issued partnership units in Excel Realty Partners, L.P. valued at $770,000. Moreover, in connection with the purchase of partnership units in Excel Realty Partners, L.P. in August 1999, $8.0 million in excess of minority interest has been included in real estate. The amounts paid for interest for the five months ended December 31, 1998 and the years ended December 31, 2000 and 1999 and July 31, 1998 were $33,061,000,
        $93,839,000, $84,163,000 and $34,876,000, respectively. State and local income taxes paid for the five months ended December 31, 1998 and the years ended December 31, 2000 and 1999 and July 31, 1998 were $100,000, $897,000, $352,000, and $156,000, respectively. The Company accrued $490,000 as of December 31, 2000 in order to repurchase the Company's common stock.

16.     FINANCIAL INSTRUMENTS:

                The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2000 and 1999, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring the instruments. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2000 and 1999 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities. The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

                                                   DECEMBER 31, 2000       DECEMBER 31, 1999
                                                   -----------------       -----------------
                                                 CARRYING       FAIR      CARRYING      FAIR
                                                 --------       ----      --------      ----
                                                  AMOUNTS      VALUE       AMOUNTS      VALUE
                                                  -------      -----       -------      -----
        Mortgages and notes receivable
        including
           advances to ERT                         $213,746    $215,278     $188,045   $189,737
        Mortgages payable                           328,803     331,382      341,643    342,757
        Notes payable                               612,992     653,860      662,736    691,501
        Credit facilities                           243,750     243,616      188,721    190,289

17.     FUTURE MINIMUM ANNUAL BASE RENTS:

               Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2000 and subject to noncancelable operating leases is as follows (in thousands):

                      YEAR
                      ----
                      2001                          $254,308
                      2002                           228,876
                      2003                           203,017
                      2004                           177,103
                      2005                           156,157
                      Thereafter                     931,958

                The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the five months ended December 31, 1998 and for the years ended December 31, 2000 and 1999 and July 31, 1998 amounted to approximately $15,549, $62,447, $59,581 and $34,421, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

18.     RETIREMENT PLAN:

                The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering most of the officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee's eligible compensation. For the five months ended December 31, 1998 and the years ended December 31, 2000 and 1999 and July 31, 1998, the Company's expense for the Savings Plan was $205,000, $147,000, $607,000 and $317,000, respectively.

19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                                                      NET INCOME     NET INCOME
                                                                             PER            PER
                                                      NET INCOME     SHARE-BASIC  SHARE-DILUTED
                                                           AFTER           AFTER          AFTER
                                             TOTAL  EXTRAORDINARY  EXTRAORDINARY  EXTRAORDINARY
                                          REVENUES  ITEM, IF ANY    ITEM, IF ANY   ITEM, IF ANY
     YEAR ENDED DECEMBER 31, 2000:
            First quarter                 $105,528    $27,249(2)        $0.25(2)       $0.25(2)
            Second quarter(3)              105,604     36,229(2)         0.35(2)        0.35(2)

            Third quarter                  102,927     32,233            0.30           0.30
            Fourth quarter                 109,327     27,370(2)         0.25(2)        0.25(2)

     YEAR ENDED DECEMBER 31, 1999:

            First quarter                 $111,166    $39,669           $0.38          $0.38
            Second quarter(3)              109,421     31,788(1)         0.29(1)        0.29(1)

            Third quarter                  108,167     34,688            0.33           0.32

            Fourth quarter                 109,273     43,368            0.43           0.42

----------------------
     (1) Includes a non-recurring charge of $8.5 million
     (2) Includes a non-recurring charge of $2.7 million in the first quarter, $0.9 million in the second quarter and $1.3 million in the fourth quarter
     (3) Net income before extraordinary item $35,471; earnings per share before extraordinary item: basic and diluted $0.34

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.     SEGMENT INFORMATION:

                The Company's two reportable business segments are retail and residential rental properties. At December 31, 2000, the retail segment consists of 290 shopping centers (included in this amount are six commercial properties and one retail property under redevelopment) and the residential segment consists of 53 garden apartment complexes. "Other" includes interest income from ERT and development projects and other income. Also included is general and administrative expense, equity pick-up of ERT, interest expense, gains on sale of properties and a non-recurring charge. Selected financial information for each segment is as follows (in thousands):

 FOR YEAR ENDED                          RETAIL    RESIDENTIAL           OTHER          TOTAL
 --------------                          ------    -----------           -----          -----
 DECEMBER 31, 2000
 -----------------
 Revenue                               $334,975        $76,288         $12,123       $423,386
 Operating expenses and
    minority interest                    94,543         41,280          13,406        149,229

 Interest expense                            --             --          92,915         92,915
 Depreciation and amortization           55,364          9,135              --         64,499
 Gain/(loss) on sale of
 securities/
    properties                               --             --           9,200          9,200
 Impairment of real estate                3,620             --              --          3,620
 Extraordinary item                          --             --             758            758
                                  -------------     ----------    ------------     ----------
 Net income/(loss)                     $181,448        $25,873       ($84,240)       $123,081
                                       ========        =======       =========       ========

 Real estate assets, net             $2,233,993       $346,779                     $2,580,772
                                     ==========       ========                     ==========

 FOR YEAR ENDED
 --------------
 DECEMBER 31, 1999
 -----------------
 Revenue                               $337,004        $77,477         $23,546       $438,027
 Operating expenses and
    minority interest                    92,021         43,664          16,461        152,146

 Interest expense                            --             --          81,412         81,412
 Depreciation and amortization           54,199          8,713              --         62,912
 Gain/(loss) on sale of
 securities/
    properties                               --             --           7,956          7,956
                                  -------------     ----------    ------------     ----------
 Net income/(loss)                     $190,784        $25,100       ($66,371)       $149,513
                                       ========        =======       =========       ========

 Real estate assets, net             $2,318,073       $346,298                     $2,664,371
                                     ==========       ========                     ==========

 FOR FIVE MONTHS ENDED
 ---------------------
 DECEMBER 31, 1998
 -----------------
 Revenue                               $122,505        $32,471            $945       $155,921
 Operating expenses and
    minority interest                    32,984         16,518           2,114         51,616

 Interest Expense                            --             --          27,168         27,168
 Depreciation and amortization           17,885          3,481              --         21,366
 Gain/(loss) on sale of
 securities/
    properties                               --             --              34             34
                                  -------------     ----------    ------------     ----------
 Net Income/(loss)                      $71,636        $12,472       ($28,303)        $55,805
                                        =======        =======       =========        =======

 Real Estate Assets, net             $2,318,001      $ 349,447                     $2,667,448
                                     ==========      =========                     ==========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


20.     SEGMENT INFORMATION, CONTINUED:

 FOR YEAR ENDED
 --------------
 JULY 31, 1998                           RETAIL    RESIDENTIAL           OTHER          TOTAL
 -------------                           ------    -----------           -----          -----
 Revenue                               $176,982        $69,326          $3,951       $250,259
 Operating expenses and
    minority interest                    52,184         36,216           2,808         91,208

 Interest expense                            --             --          36,815         36,815
 Depreciation                            24,077          7,545              --         31,622
 Gain/(loss) on sale of
 securities/
    properties                               --             --           (41)            (41)
                                  -------------   ------------  --------------    -----------
 Net income/(loss)                     $100,721        $25,565       ($35,713)        $90,573
                                       ========        =======       =========        =======

 Real estate assets, net               $977,617       $338,143                     $1,315,760
                                       ========       ========                     ==========

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

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

CONSIDERATION                     SHARES OUTSTANDING     VALUE PER SHARE     TOTAL CONSIDERATION
-------------                     ------------------     ---------------     -------------------
Common stock                              28,146,906              $24.20            $681,155,125
Series A preferred stock                   2,124,980               28.75              61,093,175
Series B preferred stock
(depositary
    shares)                                6,300,000               24.90             156,870,000
                                                                                     -----------
                                                                                    $899,118,300
ASSETS AND LIABILITIES ACQUIRED                                                     ============
------------------------------
Real estate                                                                       $1,332,715,400
Other assets                                                                         136,864,400
Mortgages and notes payable                                                        (501,400,600)
Other liabilities                                                                   (27,957,000)
Minority interest                                                                   (41,103,900)
                                                                                    ------------
Allocation of purchase price                                                        $899,118,300
                                                                                    ============


22.     NON-RECURRING CHARGE:

        During the year ended December 31, 2000, one executive retired and three executives resigned their positions. In connection with their respective retirement and employment agreements the Company recorded a non-recurring charge of $4.9 million for their severance payments. In April 1999, seven executives, all formerly of Excel Realty Trust, Inc., resigned. These resignations occurred under the terms of Resignation and Release Agreements between the executives and the Company. They provided for payment by the Company of severance benefits, the cancellation of certain "in the money" vested stock options in exchange for the payment of the value of the stock options and the repurchase of Company stock owned by these executives. As a result, $8.5 million has been recorded as a non-recurring charge in 1999. This charge comprises $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.8 million of other costs.

23.  COMMITMENTS AND CONTINGENCIES:

        The Company is a defendant in certain litigation. This includes the following:

        ERT is involved in certain ongoing litigation concerning the construction, design and delayed opening of Pointe Orlando, a project now controlled by ERT. ERT initially brought actions against the contractor and architect alleging various causes of action relating to these matters. The contractor has filed a mechanic's lien claim in the approximate face amount of $7.2 million representing the unpaid balance due under its contract which, with statutory interest and attorney fees, now exceeds $10 million. The contractor has also claimed other additional damages in an unspecified amount. The architect has filed a claim for the unpaid balance of its fee in the approximate amount of $700,000, plus interest. ERT disputes these claims and is vigorously defending them. In the event that the various claims are decided in a manner adverse to ERT, the Company does not believe that such result will have a material adverse effect on the financial condition of the Company.

        None of these amounts are provided for at December 31, 2000.

        The Company is also a defendant in certain other litigation arising in the normal course of business activities and management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS      DEDUCTIONS
                                                               ---------      ----------

                                             BALANCES AT      CHARGED TO        ACCOUNTS     BALANCE AT
                                            BEGINNING OF        BAD DEBT      RECEIVABLE         END OF
                                                  PERIOD         EXPENSE     WRITTEN OFF         PERIOD
                                                  ------         -------     -----------         ------
Allowance for doubtful accounts:

      Year ended December 31, 2000               $13,897          $4,825      $5,906        $12,816
                                                 =======          ======      ======        =======


      Year ended December 31, 1999               $11,636          $6,144      $3,883        $13,897
                                                 =======          ======      ======        =======


      Five months ended December 31, 1998         $7,926          $4,368(1)   $  658        $11,636
                                                  ======          ======      ======        =======


      Year ended July 31, 1998                    $5,581          $4,171      $1,826         $7,926
                                                  ======          ======      ======         ======





---------------------------
(1) $1,543 of this amount was assumed as part of the Merger.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RESIDENTIAL
  ****************
  BRECKENRIDGE APARTMENTS                                      604,487       2,411,462         509,026
   BIRMINGHAM         AL
  COURTS AT WILDWOOD                                         1,119,320       4,477,301         550,912
   BIRMINGHAM         AL
  DEVONSHIRE PLACE                                           1,245,728       4,982,914       1,750,148
   BIRMINGHAM         AL
  THE CLUB APARTMENTS                        6,145,000       1,709,558       6,838,233       1,562,852
   BIRMINGHAM         AL
  HILLCREST APARTMENTS                       1,252,632         251,734       3,325,604         163,989
   MOBILE             AL
  KNOLLWOOD APARTMENTS                       6,026,518       4,352,001      16,926,403         408,996
   MOBILE             AL
  MAISON DE VILLE APTS                       4,625,000       1,971,014       7,897,056         572,091
   MOBILE             AL
  MAISON IMPERIAL APTS                       1,750,000         672,368       2,702,471         233,780
   MOBILE             AL
  PLANTATION APARTMENTS                      1,000,000         410,866       1,653,465         136,512
   MOBILE             AL
  MAYFAIR APARTMENTS                                           240,000         962,217         556,763
   DOVER              DE
  RODNEY APARTMENTS                                            769,188       1,483,150         838,986
   DOVER              DE
  CHARTER POINTE APARTMENTS                  4,983,099       1,473,146       9,049,327         312,185
   ALTAMONTE SPRINGS  FL
  LAKE PARK APARTMENTS                                         833,000       1,822,039       2,105,898
   LAKE PARK          FL
  CAMBRIDGE APARTMENTS                                         878,593       3,514,373         188,407
   ATHENS             GA


              COLUMN A                                     COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                 ----------------------------------------     ------------   ------------  --------

                                              Gross Amount at Which Carried at the
                                                      Close of the Period
                                            ----------------------------------------

                                                           Building &                       Accumulated      Date         Date
             Description                      Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                  ------      -------------       ----------     ------------   ------------  --------
  RESIDENTIAL
  ****************
  BRECKENRIDGE APARTMENTS                      604,487       2,920,488         3,524,975          658,681    1979         Feb 92
   BIRMINGHAM         AL
  COURTS AT WILDWOOD                         1,119,320       5,028,213         6,147,533          997,855    1969         Jul 93
   BIRMINGHAM         AL
  DEVONSHIRE PLACE                           1,245,728       6,733,062         7,978,790        1,497,705    1971         Feb 92
   BIRMINGHAM         AL
  THE CLUB APARTMENTS                        1,709,558       8,401,085        10,110,643        1,156,085    1969-1974    May 95
   BIRMINGHAM         AL
  HILLCREST APARTMENTS                         251,734       3,489,593         3,741,327          316,514    1977         Jun 97
   MOBILE             AL
  KNOLLWOOD APARTMENTS                       4,352,001      17,335,399        21,687,400        1,581,433    1978-1982    May 97
   MOBILE             AL
  MAISON DE VILLE APTS                       1,971,014       8,469,147        10,440,161          961,762    1963,71-73   Jul 96
   MOBILE             AL
  MAISON IMPERIAL APTS                         672,368       2,936,251         3,608,619          330,736    1969-73      Jul 96
   MOBILE             AL
  PLANTATION APARTMENTS                        410,866       1,789,977         2,200,843          210,779    1977         Jul 96
   MOBILE             AL
  MAYFAIR APARTMENTS                           240,000       1,518,980         1,758,980          585,501    1971         Jan 81
   DOVER              DE
  RODNEY APARTMENTS                            769,188       2,322,136         3,091,324        1,754,725    1963-1965    Jan 69
   DOVER              DE
  CHARTER POINTE APARTMENTS                  1,473,146       9,361,512        10,834,658          656,172    1973         Apr 98
   ALTAMONTE SPRINGS  FL
  LAKE PARK APARTMENTS                         833,000       3,927,937         4,760,937        1,746,538    1965         Feb 76
   LAKE PARK          FL
  CAMBRIDGE APARTMENTS                         878,593       3,702,780         4,581,373          450,075    1972,1982    May 96
   ATHENS             GA


              COLUMN A                       COLUMN I
         ------------------                --------------



                                            Life on Which
                                            Depreciated -
                                            Latest Income
             Description                      Statement
         ------------------                 --------------
  RESIDENTIAL
  ****************
  BRECKENRIDGE APARTMENTS                     40 Years
   BIRMINGHAM         AL
  COURTS AT WILDWOOD                          40 Years
   BIRMINGHAM         AL
  DEVONSHIRE PLACE                            40 Years
   BIRMINGHAM         AL
  THE CLUB APARTMENTS                         40 Years
   BIRMINGHAM         AL
  HILLCREST APARTMENTS                        40 Years
   MOBILE             AL
  KNOLLWOOD APARTMENTS                        40 Years
   MOBILE             AL
  MAISON DE VILLE APTS                        40 Years
   MOBILE             AL
  MAISON IMPERIAL APTS                        40 Years
   MOBILE             AL
  PLANTATION APARTMENTS                       40 Years
   MOBILE             AL
  MAYFAIR APARTMENTS                          40 Years
   DOVER              DE
  RODNEY APARTMENTS                           40 Years
   DOVER              DE
  CHARTER POINTE APARTMENTS                   40 Years
   ALTAMONTE SPRINGS  FL
  LAKE PARK APARTMENTS                        40 Years
   LAKE PARK          FL
  CAMBRIDGE APARTMENTS                        40 Years
   ATHENS             GA

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RESIDENTIAL
  ****************
  TARA APARTMENTS                            3,141,947       1,192,545       4,792,179         607,479
   ATHENS             GA
  REGENCY CLUB APARTMENTS                                    1,179,910       4,719,639         328,482
   EVANSVILLE         IN
  FOREST HILLS APARTMENTS                                      714,761       8,197,499         414,490
   INDIANAPOLIS       IN
  HAWTHORNE HEIGHTS APTS                                     1,669,304       6,698,215         545,012
   INDIANAPOLIS       IN
  CHARLESTOWN @ DOUGLASS HILLS                               1,306,230       5,231,914       1,310,970
   LOUISVILLE         KY
  LA FONTENAY APARTMENTS                                     1,176,550       4,706,200       1,810,174
   LOUISVILLE         KY
  POPLAR LEVEL APARTMENTS                                      284,793       1,139,174         153,028
   LOUISVILLE         KY
  RIVERCHASE APARTMENTS                                        807,302       3,229,206         390,277
   NEWPORT            KY
  FORESTWOOD APARTMENTS                                      2,070,811       8,283,242         446,024
   BATON ROUGE        LA
  SHERWOOD ACRES APARTMENTS                                  3,906,900      15,627,597         345,310
   BATON ROUGE        LA
  WILLOW BEND LAKE APARTMENTS                                2,930,484      11,721,937         232,985
   BATON ROUGE        LA
  DEERHORN VILLAGE APARTMENTS                                1,292,778       5,171,112         858,349
   KANSAS CITY        MO
  CARDINAL WOODS APARTMENTS                                  1,435,783       5,726,132         357,731
   CARY               NC
  POLO RUN APARTMENTS                        4,326,132       4,331,230       8,413,395         599,752
   RALEIGH            NC


              COLUMN A                                    COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                     Close of the Period
                                           ----------------------------------------

                                                          Building &                       Accumulated      Date         Date
             Description                     Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                 ------      -------------       ----------     ------------   ------------  --------
  RESIDENTIAL
  ****************
  TARA APARTMENTS                           1,192,545       5,399,658         6,592,203          617,083    1970         Jun 96
   ATHENS             GA
  REGENCY CLUB APARTMENTS                   1,179,910       5,048,121         6,228,031          562,688    1980         Sep 96
   EVANSVILLE         IN
  FOREST HILLS APARTMENTS                     714,761       8,611,989         9,326,750          707,450    1974         Oct 97
   INDIANAPOLIS       IN
  HAWTHORNE HEIGHTS APTS                    1,669,304       7,243,227         8,912,531          841,911    1965         Jun 96
   INDIANAPOLIS       IN
  CHARLESTOWN @ DOUGLASS HILLS              1,306,230       6,542,884         7,849,114        1,121,582    1974         Sep 93
   LOUISVILLE         KY
  LA FONTENAY APARTMENTS                    1,176,550       6,516,374         7,692,924        1,337,739    1970         Jul 92
   LOUISVILLE         KY
  POPLAR LEVEL APARTMENTS                     284,793       1,292,202         1,576,995          349,002    1974         Jan 91
   LOUISVILLE         KY
  RIVERCHASE APARTMENTS                       807,302       3,619,483         4,426,785          389,417    1968         Aug 96
   NEWPORT            KY
  FORESTWOOD APARTMENTS                     2,070,811       8,729,266        10,800,077          904,373    1985         Oct 96
   BATON ROUGE        LA
  SHERWOOD ACRES APARTMENTS                 3,906,900      15,972,907        19,879,807        1,681,512    1978-1979    Oct 96
   BATON ROUGE        LA
  WILLOW BEND LAKE APARTMENTS               2,930,484      11,954,922        14,885,406        1,230,074    1986         Oct 96
   BATON ROUGE        LA
  DEERHORN VILLAGE APARTMENTS               1,292,778       6,029,461         7,322,239          906,707    1974         Jul 95
   KANSAS CITY        MO
  CARDINAL WOODS APARTMENTS                 1,435,783       6,083,863         7,519,646          497,258    1978         Aug 97
   CARY               NC
  POLO RUN APARTMENTS                       4,331,230       9,013,147        13,344,377          525,284    1971         Aug 98
   RALEIGH            NC


              COLUMN A                      COLUMN I
         ------------------                --------------



                                           Life on Which
                                           Depreciated -
                                           Latest Income
             Description                     Statement
         ------------------                --------------
  RESIDENTIAL
  ****************
  TARA APARTMENTS                            40 Years
   ATHENS             GA
  REGENCY CLUB APARTMENTS                    40 Years
   EVANSVILLE         IN
  FOREST HILLS APARTMENTS                    40 Years
   INDIANAPOLIS       IN
  HAWTHORNE HEIGHTS APTS                     40 Years
   INDIANAPOLIS       IN
  CHARLESTOWN @ DOUGLASS HILLS               40 Years
   LOUISVILLE         KY
  LA FONTENAY APARTMENTS                     40 Years
   LOUISVILLE         KY
  POPLAR LEVEL APARTMENTS                    40 Years
   LOUISVILLE         KY
  RIVERCHASE APARTMENTS                      40 Years
   NEWPORT            KY
  FORESTWOOD APARTMENTS                      40 Years
   BATON ROUGE        LA
  SHERWOOD ACRES APARTMENTS                  40 Years
   BATON ROUGE        LA
  WILLOW BEND LAKE APARTMENTS                40 Years
   BATON ROUGE        LA
  DEERHORN VILLAGE APARTMENTS                40 Years
   KANSAS CITY        MO
  CARDINAL WOODS APARTMENTS                  40 Years
   CARY               NC
  POLO RUN APARTMENTS                        40 Years
   RALEIGH            NC


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RESIDENTIAL
  ****************
  MEADOW EAST APARTMENTS                                        86,629       1,468,172         533,569
   POTSDAM            NY
  MOHAWK GARDEN APARTMENTS                                     163,371       1,136,202       1,610,069
   ROME               NY
  NORTHGATE APARTMENTS                       6,933,754       1,513,498       9,297,201       2,357,546
   COLUMBUS           OH
  SPRING CREEK APARTMENTS                                    1,455,271       9,082,352         156,773
   COLUMBUS           OH
  ARLINGTON VILLAGE APARTMENTS                               1,065,284       4,269,138         277,492
   FAIRBORN           OH
  CHESTERFIELD APARTMENTS                                      179,109       1,449,156         571,833
   MAUMEE             OH
  EASTGREEN ON THE COMMONS APARTMENTS        5,557,282       1,142,888       7,648,557       2,243,129
   REYNOLDSBURG       OH
  GOLDCREST APARTMENTS                                       1,133,355       4,533,416         298,376
   SHARONVILLE        OH
  CAMBRIDGE PARK APTS                                        1,223,582       4,894,326         335,022
   UNION TWP-CINN     OH
  GOVERNOUR'S PLACE APARTMENTS                                 626,807       2,507,226         530,023
   HARRISBURG         PA
  HARBOUR LANDING APARTMENTS                                 1,141,954       4,567,815         517,345
   COLUMBIA           SC
  LANDINGS AT FOREST ACRES                                   1,204,688       3,257,121         423,485
   COLUMBIA           SC
  SEDGEFIELD APARTMENTS                                      1,550,734       6,211,936         578,312
   FLORENCE           SC
  TURTLE CREEK APARTMENTS                                      984,565       3,954,261         662,547
   GREENVILLE         SC



              COLUMN A                                    COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                     Close of the Period
                                           ----------------------------------------

                                                          Building &                       Accumulated      Date         Date
             Description                     Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                 ------      -------------       ----------     ------------   ------------  --------
  RESIDENTIAL
  ****************
  MEADOW EAST APARTMENTS                       86,629       2,001,741         2,088,370          797,589    1964-1971    Sep 83
   POTSDAM            NY
  MOHAWK GARDEN APARTMENTS                    163,371       2,746,271         2,909,642        1,279,710    1947         Nov 85
   ROME               NY
  NORTHGATE APARTMENTS                      1,513,498      11,654,747        13,168,245          650,725    1970         Jul 98
   COLUMBUS           OH
  SPRING CREEK APARTMENTS                   1,455,271       9,239,125        10,694,396          815,205    1985         Jun 97
   COLUMBUS           OH
  ARLINGTON VILLAGE APARTMENTS              1,065,284       4,546,630         5,611,914          765,177    1966         Aug 94
   FAIRBORN           OH
  CHESTERFIELD APARTMENTS                     179,109       2,020,989         2,200,098          478,787    1979-1984    Feb 91
   MAUMEE             OH
  EASTGREEN ON THE COMMONS APARTMENTS       1,142,888       9,891,686        11,034,574          637,964    1971,1982    Jan 98
   REYNOLDSBURG       OH
  GOLDCREST APARTMENTS                      1,133,355       4,831,792         5,965,147          530,532    1968         Aug 96
   SHARONVILLE        OH
  CAMBRIDGE PARK APTS                       1,223,582       5,229,348         6,452,930          570,833    1973         Aug 96
   UNION TWP-CINN     OH
  GOVERNOUR'S PLACE APARTMENTS                626,807       3,037,249         3,664,056          420,630    1974         Apr 95
   HARRISBURG         PA
  HARBOUR LANDING APARTMENTS                1,141,954       5,085,160         6,227,114          699,268    1974         Sep 95
   COLUMBIA           SC
  LANDINGS AT FOREST ACRES                  1,204,688       3,680,606         4,885,294          156,759    1968         Jan 99
   COLUMBIA           SC
  SEDGEFIELD APARTMENTS                     1,550,734       6,790,248         8,340,982        1,137,022    1972,74,79   Jul 94
   FLORENCE           SC
  TURTLE CREEK APARTMENTS                     984,565       4,616,808         5,601,373          497,900    1976         Jun 96
   GREENVILLE         SC


              COLUMN A                      COLUMN I
         ------------------               -------------



                                           Life on Which
                                           Depreciated -
                                           Latest Income
             Description                     Statement
         ------------------                --------------
  RESIDENTIAL
  ****************
  MEADOW EAST APARTMENTS                     40 Years
   POTSDAM            NY
  MOHAWK GARDEN APARTMENTS                   40 Years
   ROME               NY
  NORTHGATE APARTMENTS                       40 Years
   COLUMBUS           OH
  SPRING CREEK APARTMENTS                    40 Years
   COLUMBUS           OH
  ARLINGTON VILLAGE APARTMENTS               40 Years
   FAIRBORN           OH
  CHESTERFIELD APARTMENTS                    40 Years
   MAUMEE             OH
  EASTGREEN ON THE COMMONS APARTMENTS        40 Years
   REYNOLDSBURG       OH
  GOLDCREST APARTMENTS                       40 Years
   SHARONVILLE        OH
  CAMBRIDGE PARK APTS                        40 Years
   UNION TWP-CINN     OH
  GOVERNOUR'S PLACE APARTMENTS               40 Years
   HARRISBURG         PA
  HARBOUR LANDING APARTMENTS                 40 Years
   COLUMBIA           SC
  LANDINGS AT FOREST ACRES                   40 Years
   COLUMBIA           SC
  SEDGEFIELD APARTMENTS                      40 Years
   FLORENCE           SC
  TURTLE CREEK APARTMENTS                    40 Years
   GREENVILLE         SC

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RESIDENTIAL
  ****************
  HICKORY LAKE APARTMENTS                                    1,369,251       5,483,004       2,383,671
   ANTIOCH            TN
  COURTS @ WATERFORD PLACE                   9,600,000       2,745,404      10,982,373         428,897
   CHATTANOOGA        TN
  ASHFORD PLACE APARTMENTS                                   1,150,270       4,611,080       2,839,400
   CLARKSVILLE        TN
  CEDAR VILLAGE APARTMENTS                                     806,355       3,230,420         251,125
   CLARKSVILLE        TN
  PADDOCK PLACE APARTMENTS                                   1,358,400       5,437,602         184,858
   CLARKSVILLE        TN
  THE PINES APARTMENTS                                         918,769       3,679,074         211,982
   CLARKSVILLE        TN
  LANDMARK ESTATES APARTMENTS                                  476,624       1,906,284         287,581
   EAST RIDGE         TN
  MILLER CREST APARTMENTS                                      747,155       3,025,619         376,065
   JOHNSON CITY       TN
  CEDAR BLUFF APARTMENTS                                     1,273,023       5,269,532         347,002
   KNOXVILLE          TN
  COUNTRY PLACE APARTMENTS                                   1,896,828       7,587,313         299,781
   NASHVILLE          TN
  WOODBRIDGE APARTMENTS                                      1,594,214       6,376,854         440,872
   NASHVILLE          TN


              COLUMN A                                    COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                     Close of the Period
                                           ----------------------------------------

                                                          Building &                       Accumulated      Date         Date
             Description                     Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                 ------      -------------       ----------     ------------   ------------  --------
  RESIDENTIAL
  ****************
  HICKORY LAKE APARTMENTS                   1,369,251       7,866,675         9,235,926        1,297,955    1974         Dec 93
   ANTIOCH            TN
  COURTS @ WATERFORD PLACE                  2,745,404      11,411,270        14,156,674        1,202,447    1988,89      Dec 96
   CHATTANOOGA        TN
  ASHFORD PLACE APARTMENTS                  1,150,270       7,450,480         8,600,750        1,122,737    1972,1974    Oct 93
   CLARKSVILLE        TN
  CEDAR VILLAGE APARTMENTS                    806,355       3,481,545         4,287,900          598,044    1982         Jul 94
   CLARKSVILLE        TN
  PADDOCK PLACE APARTMENTS                  1,358,400       5,622,460         6,980,860          930,809    1989         Jul 94
   CLARKSVILLE        TN
  THE PINES APARTMENTS                        918,769       3,891,056         4,809,825          664,960    1986         Jul 94
   CLARKSVILLE        TN
  LANDMARK ESTATES APARTMENTS                 476,624       2,193,865         2,670,489          269,673    1971         Aug 96
   EAST RIDGE         TN
  MILLER CREST APARTMENTS                     747,155       3,401,684         4,148,839          392,598    1973         Jun 96
   JOHNSON CITY       TN
  CEDAR BLUFF APARTMENTS                    1,273,023       5,616,534         6,889,557          664,033    1980         May 96
   KNOXVILLE          TN
  COUNTRY PLACE APARTMENTS                  1,896,828       7,887,094         9,783,922          973,143    1979         Apr 96
   NASHVILLE          TN
  WOODBRIDGE APARTMENTS                     1,594,214       6,817,726         8,411,940          734,674    1980         Aug 96
   NASHVILLE          TN


              COLUMN A                      COLUMN I
         ------------------               -------------



                                           Life on Which
                                           Depreciated -
                                           Latest Income
             Description                     Statement
         ------------------                --------------
  RESIDENTIAL
  ****************
  HICKORY LAKE APARTMENTS                    40 Years
   ANTIOCH            TN
  COURTS @ WATERFORD PLACE                   40 Years
   CHATTANOOGA        TN
  ASHFORD PLACE APARTMENTS                   40 Years
   CLARKSVILLE        TN
  CEDAR VILLAGE APARTMENTS                   40 Years
   CLARKSVILLE        TN
  PADDOCK PLACE APARTMENTS                   40 Years
   CLARKSVILLE        TN
  THE PINES APARTMENTS                       40 Years
   CLARKSVILLE        TN
  LANDMARK ESTATES APARTMENTS                40 Years
   EAST RIDGE         TN
  MILLER CREST APARTMENTS                    40 Years
   JOHNSON CITY       TN
  CEDAR BLUFF APARTMENTS                     40 Years
   KNOXVILLE          TN
  COUNTRY PLACE APARTMENTS                   40 Years
   NASHVILLE          TN
  WOODBRIDGE APARTMENTS                      40 Years
   NASHVILLE          TN

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  CLOVERDALE VILLAGE                                           634,152       2,536,606           7,304
   FLORENCE           AL
  RIVERVIEW PLAZA                            5,535,758       2,072,169       8,286,847
   GADSDEN            AL
  GRANTS MILL STATION                        7,704,133       2,888,819      11,555,308         103,935
   IRONDALE           AL
  KROGER                                                       102,822         396,597
   MUSCLE SHOALS      AL
  KROGER                                                       429,999       1,659,638
   MUSCLE SHOALS      AL
  KROGER                                                       369,815       1,427,451
   SCOTTSBORO         AL
  PAYTON PARK                                                3,584,697      14,339,021          24,000
   SYLACAUGA          AL
  KMART                                                        490,287       1,892,539
   PINE BLUFF         AR
  SAFEWAY                                                      409,418       1,579,953
   SHERWOOD           AR
  GLENDALE GALLERIA                                          2,869,504      11,478,248          60,195
   GLENDALE           AZ
  KMART PLAZA                                                1,147,194       4,588,778          67,610
   MESA               AZ
  LUCKY                                                        243,862         946,071
   MESA               AZ
  SOUTHERN VILLAGE MESA                                      1,712,353       6,849,509          31,366
   MESA               AZ
  SUN VALLEY PLAZA                                           1,188,094       4,752,619         161,089
   MESA               AZ


              COLUMN A                                    COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                     Close of the Period
                                           ----------------------------------------

                                                          Building &                       Accumulated      Date         Date
             Description                     Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                 ------      -------------       ----------     ------------   ------------  --------
  RETAIL
  ****************
  CLOVERDALE VILLAGE                          634,152       2,543,910         3,178,062          395,870    1986         Oct 94
   FLORENCE           AL
  RIVERVIEW PLAZA                           2,072,169       8,286,847        10,359,016          451,562    1995         Oct 95
   GADSDEN            AL
  GRANTS MILL STATION                       2,888,819      11,659,243        14,548,062          644,206    1991         Jul 98
   IRONDALE           AL
  KROGER                                      102,822         396,597           499,419           22,896    1982         Aug 93
   MUSCLE SHOALS      AL
  KROGER                                      429,999       1,659,638         2,089,637           95,806    1982         Aug 93
   MUSCLE SHOALS      AL
  KROGER                                      369,815       1,427,451         1,797,266           82,393    1981         Aug 93
   SCOTTSBORO         AL
  PAYTON PARK                               3,584,697      14,363,021        17,947,718          790,975    1995         Jul 98
   SYLACAUGA          AL
  KMART                                       490,287       1,892,539         2,382,826          109,243    1981         Aug 93
   PINE BLUFF         AR
  SAFEWAY                                     409,418       1,579,953         1,989,371           91,208    1981         Aug 93
   SHERWOOD           AR
  GLENDALE GALLERIA                         2,869,504      11,538,443        14,407,947          648,670    1989-91      Aug 97
   GLENDALE           AZ
  KMART PLAZA                               1,147,194       4,656,388         5,803,582          260,434    1970         Dec 90
   MESA               AZ
  LUCKY                                       243,862         946,071         1,189,933           54,342    1982         Aug 93
   MESA               AZ
  SOUTHERN VILLAGE MESA                     1,712,353       6,880,875         8,593,228          388,405    1986,97      Aug 97
   MESA               AZ
  SUN VALLEY PLAZA                          1,188,094       4,913,708         6,101,802          264,862    1981         May 94
   MESA               AZ



              COLUMN A                      COLUMN I
         ------------------               -------------



                                           Life on Which
                                           Depreciated -
                                           Latest Income
             Description                     Statement
         ------------------                --------------
  RETAIL
  ****************
  CLOVERDALE VILLAGE                         40 Years
   FLORENCE           AL
  RIVERVIEW PLAZA                            40 Years
   GADSDEN            AL
  GRANTS MILL STATION                        40 Years
   IRONDALE           AL
  KROGER                                     40 Years
   MUSCLE SHOALS      AL
  KROGER                                     40 Years
   MUSCLE SHOALS      AL
  KROGER                                     40 Years
   SCOTTSBORO         AL
  PAYTON PARK                                40 Years
   SYLACAUGA          AL
  KMART                                      40 Years
   PINE BLUFF         AR
  SAFEWAY                                    40 Years
   SHERWOOD           AR
  GLENDALE GALLERIA                          40 Years
   GLENDALE           AZ
  KMART PLAZA                                40 Years
   MESA               AZ
  LUCKY                                      40 Years
   MESA               AZ
  SOUTHERN VILLAGE MESA                      40 Years
   MESA               AZ
  SUN VALLEY PLAZA                           40 Years
   MESA               AZ

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  LUCKY                                                        298,236       1,156,132
   PHOENIX            AZ
  METRO MARKETPLACE                                          5,098,702      20,521,995             325
   PHOENIX            AZ
  Q CLUB                                                     1,830,245       7,320,951
   PHOENIX            AZ
  GENZYME                                                      491,910       1,897,261
   SCOTTSDALE         AZ
  Q CLUB                                                     1,794,808       7,374,597
   SCOTTSDALE         AZ
  NORTHMALL CENTRE                                           4,762,481      12,630,121         707,640
   TUCSON             AZ
  RITE AID                                                     192,303         742,236
   YUMA               AZ
  BAKERSFIELD PLAZA                         15,241,447                      27,595,521          10,000
   BAKERSFIELD        CA
  FACTORY MERCHANTS BARSTOW                  8,641,636       5,730,337      22,936,349      12,841,179
   BARSTOW            CA
  KINKO'S/SONY                                               1,153,334       4,613,209         112,211
   BURBANK            CA
  CARMEN PLAZA                                               1,872,708       7,491,044          56,567
   CAMARILLO          CA
  COACHELLA PLAZA                                              263,529       1,054,118           9,281
   COACHELLA          CA
  CUDAHY PLAZA                               5,047,272                       9,972,361          43,174
   CUDAHY             CA
  ARBOR FAIRE                                                4,378,813      17,624,497
   FRESNO             CA


              COLUMN A                                    COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                     Close of the Period
                                           ----------------------------------------

                                                          Building &                       Accumulated      Date         Date
             Description                     Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                 ------      -------------       ----------     ------------   ------------  --------
  RETAIL
  ****************
  LUCKY                                       298,236       1,156,132         1,454,368           66,454    1982         Jan 94
   PHOENIX            AZ
  METRO MARKETPLACE                         5,098,702      20,522,320        25,621,022        1,127,992    1988         Jun 91
   PHOENIX            AZ
  Q CLUB                                    1,830,245       7,320,951         9,151,196          407,767    1994         May 94
   PHOENIX            AZ
  GENZYME                                     491,910       1,897,261         2,389,171          109,589    1971         Dec 90
   SCOTTSDALE         AZ
  Q CLUB                                    1,794,808       7,374,597         9,169,405          410,755    1994         Aug 94
   SCOTTSDALE         AZ
  NORTHMALL CENTRE                          4,762,481      13,337,761        18,100,242          732,840    1995-96      Dec 96
   TUCSON             AZ
  RITE AID                                    192,303         742,236           934,539           42,847    1980         Aug 93
   YUMA               AZ
  BAKERSFIELD PLAZA                                        27,605,521        27,605,521        1,156,722    1970         Jun 97
   BAKERSFIELD        CA
  FACTORY MERCHANTS BARSTOW                 5,730,337      35,777,528        41,507,865        6,846,469    1989         Nov 93
   BARSTOW            CA
  KINKO'S/SONY                              1,153,334       4,725,420         5,878,754          288,076    1988         May 89
   BURBANK            CA
  CARMEN PLAZA                              1,872,708       7,547,611         9,420,319          415,261    1971         Jun 97
   CAMARILLO          CA
  COACHELLA PLAZA                             263,529       1,063,399         1,326,928           61,758    1991         Jun 97
   COACHELLA          CA
  CUDAHY PLAZA                                             10,015,535        10,015,535          425,620    1968         Jun 97
   CUDAHY             CA
  ARBOR FAIRE                               4,378,813      17,624,497        22,003,310          965,988    1993         Apr 97
   FRESNO             CA


              COLUMN A                      COLUMN I
         ------------------               -------------



                                           Life on Which
                                           Depreciated -
                                           Latest Income
             Description                     Statement
         ------------------                --------------
  RETAIL
  ****************
  LUCKY                                      40 Years
   PHOENIX            AZ
  METRO MARKETPLACE                          40 Years
   PHOENIX            AZ
  Q CLUB                                     40 Years
   PHOENIX            AZ
  GENZYME                                    40 Years
   SCOTTSDALE         AZ
  Q CLUB                                     40 Years
   SCOTTSDALE         AZ
  NORTHMALL CENTRE                           40 Years
   TUCSON             AZ
  RITE AID                                   40 Years
   YUMA               AZ
  BAKERSFIELD PLAZA                          40 Years
   BAKERSFIELD        CA
  FACTORY MERCHANTS BARSTOW                  40 Years
   BARSTOW            CA
  KINKO'S/SONY                               40 Years
   BURBANK            CA
  CARMEN PLAZA                               40 Years
   CAMARILLO          CA
  COACHELLA PLAZA                            40 Years
   COACHELLA          CA
  CUDAHY PLAZA                               40 Years
   CUDAHY             CA
  ARBOR FAIRE                                40 Years
   FRESNO             CA

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


            COLUMN A             COLUMN B                COLUMN C                COLUMN D
       ------------------      ------------    ---------------------------   ----------------
                                                                             Cost Capitalized
                                                                              Subsequent to
                                                 Initial Cost to Company       Acquisition
                                               ---------------------------   ----------------

                                                               Building &
           Description         Encumberances       Land       Improvements     Improvements
       ------------------      -------------   -----------    ------------     ------------
RETAIL
****************
BROADWAY FAIRE                                   2,795,383      11,181,648
 FRESNO             CA
BRIGGSMORE PLAZA                   925,098       1,663,885       6,653,828          41,087
 MODESTO            CA
MONTEBELLO PLAZA                 7,693,508       5,801,166      23,202,411          42,233
 MONTEBELLO         CA
PARADISE PLAZA                   2,566,938       1,709,966       6,840,630         111,345
 PARADISE           CA
METRO 580 SHOPPING CENTER                        5,876,389      23,651,921
 PLEASANTON         CA
ROSE PAVILION                                   11,355,146      45,703,524          50,903
 PLEASANTON         CA
SAN DIMAS PLAZA                  7,564,815       4,435,649      17,744,585
 SAN DIMAS          CA
BRISTOL PLAZA                    9,141,879                      15,179,980         182,030
 SANTA ANA          CA
VAIL RANCH CENTER                                2,630,621      10,522,619
 TEMECULA           CA
UNITED ARTISTS THEATRE                             141,221         564,854
 PUEBLO             CO
WESTMINSTER CITY CENTRE         29,274,520      12,256,884      49,332,701          55,154
 WESTMINSTER        CO
DOVERAMA @ RODNEY VILLAGE                           50,755         311,781
 DOVER              DE
RODNEY VILLAGE                                   1,202,551       1,244,315       1,745,540
 DOVER              DE
FOOD LION                                          390,830       1,513,044
 BRANDON            FL


            COLUMN A                          COLUMN E                        COLUMN F       COLUMN G    COLUMN H      COLUMN I
       ------------------      ----------------------------------------     ------------   ------------  --------   --------------

                                 Gross Amount at Which Carried at the
                                         Close of the Period
                               ----------------------------------------                                               Life on Which
                                                                                                                      Depreciated -
                                              Building &                       Accumulated      Date         Date     Latest Income
           Description           Land        Improvements          Total       Depreciation   Constructed   Acquired    Statement
       ------------------       ------      -------------       ----------     ------------   ------------  --------  --------------
RETAIL
****************
BROADWAY FAIRE                  2,795,383      11,181,648        13,977,031          616,651    1993         Apr 97    40 Years
 FRESNO             CA
BRIGGSMORE PLAZA                1,663,885       6,694,915         8,358,800          362,917    1974         Jun 97    40 Years
 MODESTO            CA
MONTEBELLO PLAZA                5,801,166      23,244,644        29,045,810        1,268,080    1974         Jun 97    40 Years
 MONTEBELLO         CA
PARADISE PLAZA                  1,709,966       6,951,975         8,661,941          373,764    1979         Jun 97    40 Years
 PARADISE           CA
METRO 580 SHOPPING CENTER       5,876,389      23,651,921        29,528,310        1,299,958    1995-96      Sep 97    40 Years
 PLEASANTON         CA
ROSE PAVILION                  11,355,146      45,754,427        57,109,573        2,518,283    1987         Feb 98    40 Years
 PLEASANTON         CA
SAN DIMAS PLAZA                 4,435,649      17,744,585        22,180,234          966,923    1986-88      Oct 97    40 Years
 SAN DIMAS          CA
BRISTOL PLAZA                                  15,362,010        15,362,010          640,253    1972         Jun 97    40 Years
 SANTA ANA          CA
VAIL RANCH CENTER               2,630,621      10,522,619        13,153,240          580,307    1997         Dec 97    40 Years
 TEMECULA           CA
UNITED ARTISTS THEATRE            141,221         564,854           706,075           31,462    1977         Dec 92    40 Years
 PUEBLO             CO
WESTMINSTER CITY CENTRE        12,256,884      49,387,855        61,644,739        2,713,137    1996         Dec 97    40 Years
 WESTMINSTER        CO
DOVERAMA @ RODNEY VILLAGE          50,755         311,781           362,536           94,537    1969         Oct 88    40 Years
 DOVER              DE
RODNEY VILLAGE                  1,202,551       2,989,855         4,192,406        1,823,116    1959         Jan 69    40 Years
 DOVER              DE
FOOD LION                         390,830       1,513,044         1,903,874           87,065    1982         Aug 93    40 Years
 BRANDON            FL

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


            COLUMN A                   COLUMN B                COLUMN C                COLUMN D
       ------------------            ------------    ---------------------------   ----------------
                                                                                   Cost Capitalized
                                                                                    Subsequent to
                                                       Initial Cost to Company       Acquisition
                                                     ---------------------------   ----------------

                                                                     Building &
           Description               Encumberances       Land       Improvements     Improvements
       ------------------            -------------   -----------    ------------     ------------
RETAIL
****************
BROOKSVILLE SQUARE                                     1,373,719       5,494,698          29,700
 BROOKSVILLE        FL
KMART #7513                                            1,346,436       5,385,720
 BROOKSVILLE        FL
CLEARWATER MALL MASTER                                 6,306,903      22,549,652         786,686
 CLEARWATER         FL
NORTHGATE SHOPPING CENTER              8,089,445       2,957,640      11,830,664          36,210
 DELAND             FL
REGENCY PARK SHOPPING CENTER                           3,888,425      15,553,501         199,855
 JACKSONVILLE       FL
EASTGATE SHOPPING CENTER-LAKE WALES                    1,542,842       6,171,549
 LAKE WALES         FL
LEESBURG SQUARE                                        1,051,639       4,206,554          28,164
 LEESBURG           FL
MIAMI GARDENS                                          5,430,659      22,098,501          53,710
 MIAMI              FL
FREEDOM SQUARE                                         3,340,254      13,361,048
 NAPLES             FL
SOUTHGATE SHOPPING CENTER                              4,253,341       3,981,290         229,103
 NEW PORT RICHIE    FL
PRESIDENTIAL PLAZA                                     1,312,956       2,456,917         169,833
 NORTH LAUDERDALE   FL
PRESIDENTIAL PLAZA WEST                                  437,485         812,473          20,409
 NORTH LAUDERDALE   FL
COLONIAL MARKETPLACE                                   2,524,647       3,504,446         269,978
 ORLANDO            FL
23RD STREET STATION                                    1,849,668       7,398,843          83,314
 PANAMA CITY        FL


            COLUMN A                                 COLUMN E
       ------------------             ----------------------------------------

                                        Gross Amount at Which Carried at the
                                                Close of the Period
                                      ----------------------------------------

                                                     Building &
           Description                  Land        Improvements          Total
       ------------------              ------      -------------       ----------
RETAIL
****************
BROOKSVILLE SQUARE                     1,373,719       5,524,398         6,898,117
 BROOKSVILLE        FL
KMART #7513                            1,346,436       5,385,720         6,732,156
 BROOKSVILLE        FL
CLEARWATER MALL MASTER                 6,306,903      23,336,338        29,643,241
 CLEARWATER         FL
NORTHGATE SHOPPING CENTER              2,957,640      11,866,874        14,824,514
 DELAND             FL
REGENCY PARK SHOPPING CENTER           3,888,425      15,753,356        19,641,781
 JACKSONVILLE       FL
EASTGATE SHOPPING CENTER-LAKE WALES    1,542,842       6,171,549         7,714,391
 LAKE WALES         FL
LEESBURG SQUARE                        1,051,639       4,234,718         5,286,357
 LEESBURG           FL
MIAMI GARDENS                          5,430,659      22,152,211        27,582,870
 MIAMI              FL
FREEDOM SQUARE                         3,340,254      13,361,048        16,701,302
 NAPLES             FL
SOUTHGATE SHOPPING CENTER              4,253,341       4,210,393         8,463,734
 NEW PORT RICHIE    FL
PRESIDENTIAL PLAZA                     1,312,956       2,626,750         3,939,706
 NORTH LAUDERDALE   FL
PRESIDENTIAL PLAZA WEST                  437,485         832,882         1,270,367
 NORTH LAUDERDALE   FL
COLONIAL MARKETPLACE                   2,524,647       3,774,424         6,299,071
 ORLANDO            FL
23RD STREET STATION                    1,849,668       7,482,157         9,331,825
 PANAMA CITY        FL


            COLUMN A                   COLUMN F       COLUMN G    COLUMN H      COLUMN I
       ------------------            ------------   ------------  --------   --------------



                                                                               Life on Which
                                                                               Depreciated -
                                        Accumulated      Date         Date     Latest Income
           Description                  Depreciation   Constructed   Acquired    Statement
       ------------------               ------------   ------------  --------  --------------
RETAIL
****************
BROOKSVILLE SQUARE                            303,489    1987         Mar 94    40 Years
 BROOKSVILLE        FL
KMART #7513                                   299,977    1987         Jun 97    40 Years
 BROOKSVILLE        FL
CLEARWATER MALL MASTER                      1,803,944    1973         Dec 97    40 Years
 CLEARWATER         FL
NORTHGATE SHOPPING CENTER                     658,721    1993         Jun 93    40 Years
 DELAND             FL
REGENCY PARK SHOPPING CENTER                1,376,075    1985         Jun 97    40 Years
 JACKSONVILLE       FL
EASTGATE SHOPPING CENTER-LAKE WALES           340,351    1994         May 94    40 Years
 LAKE WALES         FL
LEESBURG SQUARE                               239,684    1986         Dec 92    40 Years
 LEESBURG           FL
MIAMI GARDENS                               1,216,547    1996         Oct 97    40 Years
 MIAMI              FL
FREEDOM SQUARE                                736,843    1995         Oct 97    40 Years
 NAPLES             FL
SOUTHGATE SHOPPING CENTER                     328,653    1966         Aug 97    40 Years
 NEW PORT RICHIE    FL
PRESIDENTIAL PLAZA                            241,239    1977         Apr 97    40 Years
 NORTH LAUDERDALE   FL
PRESIDENTIAL PLAZA WEST                        76,363    1977         Apr 97    40 Years
 NORTH LAUDERDALE   FL
COLONIAL MARKETPLACE                          242,506    1979,86      Apr 98    40 Years
 ORLANDO            FL
23RD STREET STATION                           421,308    1986         Jul 98    40 Years
 PANAMA CITY        FL

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


            COLUMN A             COLUMN B                COLUMN C                COLUMN D
       ------------------      ------------    ---------------------------   ----------------
                                                                             Cost Capitalized
                                                                              Subsequent to
                                                 Initial Cost to Company       Acquisition
                                               ---------------------------   ----------------

                                                               Building &
           Description         Encumberances       Land       Improvements     Improvements
       ------------------      -------------   -----------    ------------     ------------
RETAIL
****************
RIVERWOOD SHOPPING CENTER                        2,236,444       1,500,580          43,650
 PORT ORANGE        FL
SEMINOLE PLAZA                                   2,128,480       2,215,356         368,282
 SEMINOLE           FL
ST AUGUSTINE OUTLET CENTER                       4,488,742      14,426,139      10,068,868
 ST AUGUSTINE       FL
RUTLAND PLAZA                                    1,443,294       5,773,175         307,074
 ST PETERSBURG      FL
ALBANY I                                           470,300       1,881,213
 ALBANY             GA
ALBANY PLAZA                                       696,447       2,799,786         148,167
 ALBANY             GA
SOUTHGATE PLAZA - ALBANY                           231,517         970,811         120,441
 ALBANY             GA
EASTGATE PLAZA  - AMERICUS                         221,637       1,036,331         108,166
 AMERICUS           GA
PERLIS PLAZA                                       774,966       5,301,644         658,185
 AMERICUS           GA
ROGERS PLAZA                                       291,014         688,590          74,630
 ASHBURN            GA
SWEETWATER VILLAGE                                 707,938       2,831,750          42,397
 AUSTELL            GA
CEDAR PLAZA                                        928,302       3,713,207          50,395
 CEDARTOWN          GA
CEDARTOWN SHOPPING CENTER                          745,006       3,266,424          84,289
 CEDARTOWN          GA
CORDELE SQUARE                                     864,335       3,457,337         387,172
 CORDELE            GA


            COLUMN A                         COLUMN E                        COLUMN F       COLUMN G    COLUMN H      COLUMN I
       ------------------     ----------------------------------------     ------------   ------------  --------   --------------

                                Gross Amount at Which Carried at the
                                        Close of the Period
                              ----------------------------------------                                               Life on Which
                                                                                                                     Depreciated -
                                             Building &                       Accumulated      Date         Date     Latest Income
           Description          Land        Improvements          Total       Depreciation   Constructed   Acquired    Statement
       ------------------      ------      -------------       ----------     ------------   ------------  --------  --------------
RETAIL
****************
RIVERWOOD SHOPPING CENTER      2,236,444       1,544,230         3,780,674          125,635    1984,1996    Sep 97    40 Years
 PORT ORANGE        FL
SEMINOLE PLAZA                 2,128,480       2,583,638         4,712,118          190,525    1964         Jun 98    40 Years
 SEMINOLE           FL
ST AUGUSTINE OUTLET CENTER     4,488,742      24,495,007        28,983,749        5,745,696    1991         Mar 92    40 Years
 ST AUGUSTINE       FL
RUTLAND PLAZA                  1,443,294       6,080,249         7,523,543          626,006    1964         Nov 96    40 Years
 ST PETERSBURG      FL
ALBANY I                         470,300       1,881,213         2,351,513          104,781    1981         Aug 93    40 Years
 ALBANY             GA
ALBANY PLAZA                     696,447       2,947,953         3,644,400          488,722    1968         May 94    40 Years
 ALBANY             GA
SOUTHGATE PLAZA - ALBANY         231,517       1,091,252         1,322,769          263,807    1969         Jul 90    40 Years
 ALBANY             GA
EASTGATE PLAZA  - AMERICUS       221,637       1,144,497         1,366,134          286,745    1980         Jul 90    40 Years
 AMERICUS           GA
PERLIS PLAZA                     774,966       5,959,829         6,734,795        1,581,356    1972         Jul 90    40 Years
 AMERICUS           GA
ROGERS PLAZA                     291,014         763,220         1,054,234          192,974    1974         Jul 90    40 Years
 ASHBURN            GA
SWEETWATER VILLAGE               707,938       2,874,147         3,582,085          442,732    1985         Oct 94    40 Years
 AUSTELL            GA
CEDAR PLAZA                      928,302       3,763,602         4,691,904          587,332    1994         Oct 94    40 Years
 CEDARTOWN          GA
CEDARTOWN SHOPPING CENTER        745,006       3,350,713         4,095,719          509,638    1989         Jan 95    40 Years
 CEDARTOWN          GA
CORDELE SQUARE                   864,335       3,844,509         4,708,844        1,004,506    1968         Jul 90    40 Years
 CORDELE            GA

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


            COLUMN A                       COLUMN B                COLUMN C                COLUMN D
       ------------------                ------------    ---------------------------   ----------------
                                                                                       Cost Capitalized
                                                                                        Subsequent to
                                                           Initial Cost to Company       Acquisition
                                                         ---------------------------   ----------------

                                                                         Building &
           Description                   Encumberances       Land       Improvements     Improvements
       ------------------                -------------   -----------    ------------     ------------
RETAIL
****************
MR B'S                                                       166,047         154,140           6,930
 CORDELE            GA
SOUTHGATE PLAZA - CORDELE                                    202,682         958,998         154,037
 CORDELE            GA
HABERSHAM CROSSING                         3,868,149       1,644,936       6,580,460
 CORNELIA           GA
HABERSHAM VILLAGE                                          1,301,643       4,340,422         727,384
 CORNELIA           GA
COVINGTON GALLERY                                          2,494,987       9,979,829
 COVINGTON          GA
MARKET CENTRAL                                               791,717       3,166,957
 DALTON             GA
NORTHSIDE SC                               2,292,975         965,965       3,861,372          10,650
 DALTON             GA
MIDWAY VILLAGE SHOPPING CENTER                             1,553,580       2,887,506          30,692
 DOUGLASVILLE       GA
WESTGATE - DUBLIN                                            699,174       5,834,809         157,749
 DUBLIN             GA
KROGER                                                       336,205       1,297,375
 EAST ALBANY        GA
RITE AID                                                      92,794         358,295
 EAST ALBANY        GA
MARSHALL'S AT EASTLAKE SHOPPING CENTER                     1,710,517       2,069,483
 MARIETTA           GA
NEW CHASTAIN CORNERS SHOPPING CENTER                       2,457,446       5,741,641          79,266
 MARIETTA           GA
PAVILLIONS AT EAST LAKE SHOPPING CENTER                    2,812,000      11,249,970          29,400
 MARIETTA           GA


            COLUMN A                                     COLUMN E
       ------------------                 ----------------------------------------

                                            Gross Amount at Which Carried at the
                                                    Close of the Period
                                          ----------------------------------------

                                                         Building &
           Description                      Land        Improvements          Total
       ------------------                  ------      -------------       ----------
RETAIL
****************
MR B'S                                       166,047         161,070           327,117
 CORDELE            GA
SOUTHGATE PLAZA - CORDELE                    202,682       1,113,035         1,315,717
 CORDELE            GA
HABERSHAM CROSSING                         1,644,936       6,580,460         8,225,396
 CORNELIA           GA
HABERSHAM VILLAGE                          1,301,643       5,067,806         6,369,449
 CORNELIA           GA
COVINGTON GALLERY                          2,494,987       9,979,829        12,474,816
 COVINGTON          GA
MARKET CENTRAL                               791,717       3,166,957         3,958,674
 DALTON             GA
NORTHSIDE SC                                 965,965       3,872,022         4,837,987
 DALTON             GA
MIDWAY VILLAGE SHOPPING CENTER             1,553,580       2,918,198         4,471,778
 DOUGLASVILLE       GA
WESTGATE - DUBLIN                            699,174       5,992,558         6,691,732
 DUBLIN             GA
KROGER                                       336,205       1,297,375         1,633,580
 EAST ALBANY        GA
RITE AID                                      92,794         358,295           451,089
 EAST ALBANY        GA
MARSHALL'S AT EASTLAKE SHOPPING CENTER     1,710,517       2,069,483         3,780,000
 MARIETTA           GA
NEW CHASTAIN CORNERS SHOPPING CENTER       2,457,446       5,820,907         8,278,353
 MARIETTA           GA
PAVILLIONS AT EAST LAKE SHOPPING CENTER    2,812,000      11,279,370        14,091,370
 MARIETTA           GA


            COLUMN A                      COLUMN F       COLUMN G    COLUMN H      COLUMN I
       ------------------               ------------   ------------  --------   --------------



                                                                                  Life on Which
                                                                                  Depreciated -
                                           Accumulated      Date         Date     Latest Income
           Description                     Depreciation   Constructed   Acquired    Statement
       ------------------                  ------------   ------------  --------  --------------
RETAIL
****************
MR B'S                                            41,330    1968         Jul 90    40 Years
 CORDELE            GA
SOUTHGATE PLAZA - CORDELE                        263,612    1969         Jul 90    40 Years
 CORDELE            GA
HABERSHAM CROSSING                               358,568    1985         Mar 96    40 Years
 CORNELIA           GA
HABERSHAM VILLAGE                              1,227,687    1985         May 92    40 Years
 CORNELIA           GA
COVINGTON GALLERY                                550,374    1991         Dec 93    40 Years
 COVINGTON          GA
MARKET CENTRAL                                   174,653    1995         Mar 97    40 Years
 DALTON             GA
NORTHSIDE SC                                     210,422    1994         Oct 95    40 Years
 DALTON             GA
MIDWAY VILLAGE SHOPPING CENTER                   259,752    1989         May 97    40 Years
 DOUGLASVILLE       GA
WESTGATE - DUBLIN                              1,548,566    1974         Jul 90    40 Years
 DUBLIN             GA
KROGER                                            74,896    1982         Aug 93    40 Years
 EAST ALBANY        GA
RITE AID                                          20,682    1982         Aug 93    40 Years
 EAST ALBANY        GA
MARSHALL'S AT EASTLAKE SHOPPING CENTER           114,253    1982         Oct 98    40 Years
 MARIETTA           GA
NEW CHASTAIN CORNERS SHOPPING CENTER             503,363    1990         Jul 97    40 Years
 MARIETTA           GA
PAVILLIONS AT EAST LAKE SHOPPING CENTER          511,926    1986         Mar 99    40 Years
 MARIETTA           GA

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


            COLUMN A                       COLUMN B                COLUMN C                COLUMN D
       ------------------                ------------    ---------------------------   ----------------
                                                                                       Cost Capitalized
                                                                                        Subsequent to
                                                           Initial Cost to Company       Acquisition
                                                         ---------------------------   ----------------

                                                                         Building &
           Description                   Encumberances       Land       Improvements     Improvements
       ------------------                -------------   -----------    ------------     ------------
RETAIL
****************
VILLAGE AT SOUTHLAKE                                       1,733,198       3,017,677          13,520
 MORROW             GA
PERRY MARKETPLACE                          7,040,005       2,776,518      11,105,959
 PERRY              GA
CREEKWOOD SHOPPING CENTER                                  1,160,203       3,482,608
 REX                GA
SHOPS OF RIVERDALE                                           655,145       2,620,747
 RIVERDALE          GA
EISENHOWER SQUARE SHOPPING CENTER                          1,029,500       4,117,700         166,657
 SAVANNAH           GA
VICTORY SQUARE                                             1,206,181       4,824,725         148,030
 SAVANNAH           GA
WISTERIA VILLAGE                           2,301,323       2,542,919      10,200,657           3,600
 SNELLVILLE         GA
UNIVERSITY COMMONS                                         1,312,739       5,250,755
 STATESBORO         GA
TIFT-TOWN                                                    271,444       1,325,238         261,766
 TIFTON             GA
WESTGATE - TIFTON                                            156,269         304,704             963
 TIFTON             GA
KMART                                                        293,138       1,134,514
 ATLANTIC           IA
EAGLE FOOD CENTER                                            301,006       1,166,140
 CORALVILLE         IA
HAYMARKET MALL                                             1,230,252       5,031,799         792,000
 DES MOINES         IA
HAYMARKET SQUARE                                           2,056,172       8,224,688         477,383
 DES MOINES         IA


            COLUMN A                                     COLUMN E
       ------------------                 ----------------------------------------

                                            Gross Amount at Which Carried at the
                                                    Close of the Period
                                          ----------------------------------------

                                                         Building &
           Description                      Land        Improvements          Total
       ------------------                  ------      -------------       ----------
RETAIL
****************
VILLAGE AT SOUTHLAKE                       1,733,198       3,031,197         4,764,395
 MORROW             GA
PERRY MARKETPLACE                          2,776,518      11,105,959        13,882,477
 PERRY              GA
CREEKWOOD SHOPPING CENTER                  1,160,203       3,482,608         4,642,811
 REX                GA
SHOPS OF RIVERDALE                           655,145       2,620,747         3,275,892
 RIVERDALE          GA
EISENHOWER SQUARE SHOPPING CENTER          1,029,500       4,284,357         5,313,857
 SAVANNAH           GA
VICTORY SQUARE                             1,206,181       4,972,755         6,178,936
 SAVANNAH           GA
WISTERIA VILLAGE                           2,542,919      10,204,257        12,747,176
 SNELLVILLE         GA
UNIVERSITY COMMONS                         1,312,739       5,250,755         6,563,494
 STATESBORO         GA
TIFT-TOWN                                    271,444       1,587,004         1,858,448
 TIFTON             GA
WESTGATE - TIFTON                            156,269         305,667           461,936
 TIFTON             GA
KMART                                        293,138       1,134,514         1,427,652
 ATLANTIC           IA
EAGLE FOOD CENTER                            301,006       1,166,140         1,467,146
 CORALVILLE         IA
HAYMARKET MALL                             1,230,252       5,823,799         7,054,051
 DES MOINES         IA
HAYMARKET SQUARE                           2,056,172       8,702,071        10,758,243
 DES MOINES         IA


            COLUMN A                      COLUMN F       COLUMN G    COLUMN H      COLUMN I
       ------------------               ------------   ------------  --------   --------------



                                                                                  Life on Which
                                                                                  Depreciated -
                                           Accumulated      Date         Date     Latest Income
           Description                     Depreciation   Constructed   Acquired    Statement
       ------------------                  ------------   ------------  --------  --------------
RETAIL
****************
VILLAGE AT SOUTHLAKE                             207,527    1983         Apr 98    40 Years
 MORROW             GA
PERRY MARKETPLACE                                612,479    1992         Dec 92    40 Years
 PERRY              GA
CREEKWOOD SHOPPING CENTER                        308,273    1990         May 97    40 Years
 REX                GA
SHOPS OF RIVERDALE                               144,530    1995         Feb 96    40 Years
 RIVERDALE          GA
EISENHOWER SQUARE SHOPPING CENTER                375,143    1985         Jul 97    40 Years
 SAVANNAH           GA
VICTORY SQUARE                                 1,077,913    1986         Jul 92    40 Years
 SAVANNAH           GA
WISTERIA VILLAGE                                 569,442    1985         Oct 95    40 Years
 SNELLVILLE         GA
UNIVERSITY COMMONS                               289,573    1994         Jul 96    40 Years
 STATESBORO         GA
TIFT-TOWN                                        399,241    1965         Jul 90    40 Years
 TIFTON             GA
WESTGATE - TIFTON                                 79,770    1980         Jul 90    40 Years
 TIFTON             GA
KMART                                             65,315    1980         Jan 94    40 Years
 ATLANTIC           IA
EAGLE FOOD CENTER                                 67,061    1981         Aug 93    40 Years
 CORALVILLE         IA
HAYMARKET MALL                                   789,889    1968-1979    May 95    40 Years
 DES MOINES         IA
HAYMARKET SQUARE                               1,259,658    1971-1979    May 95    40 Years
 DES MOINES         IA

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


            COLUMN A                       COLUMN B                COLUMN C                COLUMN D
       ------------------                ------------    ---------------------------   ----------------
                                                                                       Cost Capitalized
                                                                                        Subsequent to
                                                           Initial Cost to Company       Acquisition
                                                         ---------------------------   ----------------

                                                                         Building &
           Description                   Encumberances       Land       Improvements     Improvements
       ------------------                -------------   -----------    ------------     ------------
RETAIL
****************
EAGLE FOOD CENTER                                            401,468       1,555,420
 DUBUQUE            IA
SOUTHFIELD PLAZA SHOPPING CENTER                           3,188,496       3,897,167       8,252,824
 BRIDGEVIEW         IL
EAGLE FOOD CENTER                                            317,157       1,235,335
 DECATUR            IL
KING CITY SQUARE                                           2,049,456       8,197,876
 MT. VERNON         IL
WESTRIDGE COURT SHOPPING CENTER                            9,815,696      39,261,783         731,614
 NAPERVILLE         IL
KROGER                                                       474,403       1,835,607
 OTTAWA             IL
EAGLE FOOD CENTER                                            401,504       1,563,980
 PEORIA             IL
EAGLE FOOD CENTER                                            313,959       1,226,628
 SPRINGFIELD        IL
EAGLE FOOD CENTER                                            400,527       1,561,677
 STERLING           IL
TINLEY PARK PLAZA                                          2,607,702      10,430,808         565,208
 TINLEY PARK        IL
KROGER                                                       352,351       1,359,954
 WATERLOO           IL
KINDERCARE                                                    84,586         326,215
 BEECH GROVE        IN
COLUMBUS CENTER                                            1,196,269       3,608,315       3,212,308
 COLUMBUS           IN
KINDERCARE                                                    84,586         325,915
 FORT WAYNE         IN


            COLUMN A                                    COLUMN E
       ------------------                ----------------------------------------

                                           Gross Amount at Which Carried at the
                                                   Close of the Period
                                         ----------------------------------------

                                                        Building &
           Description                     Land        Improvements          Total
       ------------------                 ------      -------------       ----------
RETAIL
****************
EAGLE FOOD CENTER                           401,468       1,555,420         1,956,888
 DUBUQUE            IA
SOUTHFIELD PLAZA SHOPPING CENTER          3,188,496      12,149,991        15,338,487
 BRIDGEVIEW         IL
EAGLE FOOD CENTER                           317,157       1,235,335         1,552,492
 DECATUR            IL
KING CITY SQUARE                          2,049,456       8,197,876        10,247,332
 MT. VERNON         IL
WESTRIDGE COURT SHOPPING CENTER           9,815,696      39,993,397        49,809,093
 NAPERVILLE         IL
KROGER                                      474,403       1,835,607         2,310,010
 OTTAWA             IL
EAGLE FOOD CENTER                           401,504       1,563,980         1,965,484
 PEORIA             IL
EAGLE FOOD CENTER                           313,959       1,226,628         1,540,587
 SPRINGFIELD        IL
EAGLE FOOD CENTER                           400,527       1,561,677         1,962,204
 STERLING           IL
TINLEY PARK PLAZA                         2,607,702      10,996,016        13,603,718
 TINLEY PARK        IL
KROGER                                      352,351       1,359,954         1,712,305
 WATERLOO           IL
KINDERCARE                                   84,586         326,215           410,801
 BEECH GROVE        IN
COLUMBUS CENTER                           1,196,269       6,820,623         8,016,892
 COLUMBUS           IN
KINDERCARE                                   84,586         325,915           410,501
 FORT WAYNE         IN


            COLUMN A                      COLUMN F       COLUMN G    COLUMN H      COLUMN I
       ------------------               ------------   ------------  --------   --------------



                                                                                  Life on Which
                                                                                  Depreciated -
                                           Accumulated      Date         Date     Latest Income
           Description                     Depreciation   Constructed   Acquired    Statement
       ------------------                  ------------   ------------  --------  --------------
RETAIL
****************
EAGLE FOOD CENTER                                 89,444    1980         Aug 93    40 Years
 DUBUQUE            IA
SOUTHFIELD PLAZA SHOPPING CENTER               2,038,302    1958,72      Dec 96    40 Years
 BRIDGEVIEW         IL
EAGLE FOOD CENTER                                 70,673    1983         Aug 93    40 Years
 DECATUR            IL
KING CITY SQUARE                                 452,101    1994         Jul 98    40 Years
 MT. VERNON         IL
WESTRIDGE COURT SHOPPING CENTER                3,742,655    1990         Jul 97    40 Years
 NAPERVILLE         IL
KROGER                                           105,692    1982         Aug 93    40 Years
 OTTAWA             IL
EAGLE FOOD CENTER                                 89,452    1983         Aug 93    40 Years
 PEORIA             IL
EAGLE FOOD CENTER                                 69,943    1982         Aug 93    40 Years
 SPRINGFIELD        IL
EAGLE FOOD CENTER                                 89,229    1980         Aug 93    40 Years
 STERLING           IL
TINLEY PARK PLAZA                              1,517,479    1973         Sep 95    40 Years
 TINLEY PARK        IL
KROGER                                            78,506    1982         Aug 93    40 Years
 WATERLOO           IL
KINDERCARE                                        18,833    1976         Dec 92    40 Years
 BEECH GROVE        IN
COLUMBUS CENTER                                2,214,126    1964         Dec 88    40 Years
 COLUMBUS           IN
KINDERCARE                                        18,833    1976         Dec 92    40 Years
 FORT WAYNE         IN

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

    COLUMN A                  COLUMN B               COLUMN C               COLUMN D
 ---------------           --------------   -------------------------  ------------------
                                                                        Cost Capitalized
                                                                          Subsequent to
                                             Initial Cost to Company       Acquisition
                                            -------------------------  -------------------

                                                         Building &
   Description             Encumberances     Land       Improvements       Improvements
 ---------------           -------------    ------      -------------      ------------
RETAIL
****************
EAGLE FOOD CENTER                           332,606       1,291,924
 HOBART             IN
KINDERCARE                                   36,740         141,820
 INDIANAPOLIS       IN
KINDERCARE                                   84,586         326,215
 INDIANAPOLIS       IN
KINDERCARE                                   84,586         326,215
 INDIANAPOLIS       IN
JASPER MANOR                              1,319,937       7,110,063           31,907
 JASPER             IN
VALLEY VIEW PLAZA                           684,867       2,739,492            1,095
 MARION             IN
EAGLE FOOD CENTER                           275,395       1,071,749
 MICHIGAN CITY      IN
TOWN FAIR SHOPPING CENTER                 1,104,876       3,759,503           10,437
 PRINCETON          IN
WABASH CROSSING                           1,599,488       6,470,511           27,744
 WABASH             IN
WOODLAND PLAZA                              420,188       1,680,587           21,001
 WARSAW             IN
GREEN RIVER PLAZA                         2,410,959       9,644,967           95,328
 CAMPBELLSVILLE     KY
KMART PLAZA                  4,941,020    1,703,868       6,815,386           20,000
 ELIZABETHTOWN      KY
HIGHLAND COMMONS             4,628,911    1,715,609       6,862,680           34,578
 GLASGOW            KY
J*TOWN CENTER                             1,331,074       4,121,997          640,074
 JEFFERSONTOWN      KY


    COLUMN A                                   COLUMN E                   COLUMN F        COLUMN G      COLUMN H       COLUMN I
 ---------------                 -------------------------------------   -------------    ----------    ---------     -----------

                                 Gross Amount at Which Carried at the
                                         Close of the Period
                                 -------------------------------------                                               Life on Which
                                                                                                                     Depreciated -
                                              Building &                  Accumulated        Date          Date      Latest Income
   Description                   Land        Improvements       Total     Depreciation    Constructed    Acquired      Statement
 ---------------                 ----        ------------    --------     ------------    -----------    ---------   ------------
RETAIL
****************

EAGLE FOOD CENTER                332,606      1,291,924      1,624,530        74,099         1983         Aug 93        40 Years
 HOBART             IN
KINDERCARE                        36,740        141,820        178,560         8,187         1975         Dec 92        40 Years
 INDIANAPOLIS       IN
KINDERCARE                        84,586        326,215        410,801        18,833         1976         Dec 92        40 Years
 INDIANAPOLIS       IN
KINDERCARE                        84,586        326,215        410,801        18,833         1976         Dec 92        40 Years
 INDIANAPOLIS       IN
JASPER MANOR                   1,319,937      7,141,970      8,461,907     1,581,504         1990         Feb 92        40 Years
 JASPER             IN
VALLEY VIEW PLAZA                684,867      2,740,587      3,425,454       151,626         1989         Mar 94        40 Years
 MARION             IN
EAGLE FOOD CENTER                275,395      1,071,749      1,347,144        61,365         1983         Aug 93        40 Years
 MICHIGAN CITY      IN
TOWN FAIR SHOPPING CENTER      1,104,876      3,769,940      4,874,816       741,307         1991         Feb 93        40 Years
 PRINCETON          IN
WABASH CROSSING                1,599,488      6,498,255      8,097,743     1,145,086         1988         Dec 93        40 Years
 WABASH             IN
WOODLAND PLAZA                   420,188      1,701,588      2,121,776        99,593         1989         Mar 94        40 Years
 WARSAW             IN
GREEN RIVER PLAZA              2,410,959      9,740,295     12,151,254       527,493         1989         Mar 96        40 Years
 CAMPBELLSVILLE     KY
KMART PLAZA                    1,703,868      6,835,386      8,539,254       375,922         1992         Feb 93        40 Years
 ELIZABETHTOWN      KY
HIGHLAND COMMONS               1,715,609      6,897,258      8,612,867       379,410         1992         Mar 93        40 Years
 GLASGOW            KY
J*TOWN CENTER                  1,331,074      4,762,071      6,093,145     1,453,650         1959         Oct 88        40 Years
 JEFFERSONTOWN      KY

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  MIST LAKE PLAZA                            9,733,585       4,101,461      16,405,956           60,509
   LEXINGTON          KY
  LONDON MARKETPLACE                         5,226,899       2,520,416      10,081,562
   LONDON             KY
  PICCADILLY SQUARE                                            355,000       1,588,409          522,337
   LOUISVILLE         KY
  EASTGATE SHOPPING CENTER                                   1,945,679       7,792,717          735,155
   MIDDLETOWN         KY
  LEXINGTON ROAD PLAZA                       7,988,328       2,856,229      11,425,027           19,065
   VERSAILLES         KY
  LAGNIAPPE VILLAGE                          6,583,783       3,122,914      12,491,850          103,248
   NEW IBERIA         LA
  BROOKSHIRE GROCERY CO.                                       388,984       1,501,424
   WEST MONROE        LA
  FRUITLAND PLAZA                                              312,650       1,833,330        3,064,668
   FRUITLAND          MD
  LIBERTY PLAZA                                              2,075,809       8,303,237          333,224
   RANDALLSTOWN       MD
  RISING SUN TOWNE CENTRE                                    1,161,300       4,389,359            4,442
   RISING SUN         MD
  MAPLE VILLAGE SHOPPING CENTER                              1,625,580       6,514,322        2,130,783
   ANN ARBOR          MI
  MOUNTAIN JACK'S                                              287,462       1,109,414
   DEARBORN HEIGHTS   MI
  FARMINGTON CROSSROADS                                      1,092,200       4,368,800           93,806
   FARMINGTON         MI
  KINDERCARE                                                   119,214         459,217
   KALAMAZOO          MI







              COLUMN A                                        COLUMN E                            COLUMN F       COLUMN G
         ------------------                    --------------------------------------------     ------------   ------------

                                                   Gross Amount at Which Carried at the
                                                         Close of the Period
                                               --------------------------------------------

                                                             Building &                          Accumulated       Date
             Description                        Land        Improvements          Total          Depreciation   Constructed
         ------------------                    ------      -------------       ----------        ------------   ------------
  RETAIL
  ****************
  MIST LAKE PLAZA                              4,101,461      16,466,465        20,567,926             904,891     1993
   LEXINGTON          KY
  LONDON MARKETPLACE                           2,520,416      10,081,562        12,601,978             555,985     1994
   LONDON             KY
  PICCADILLY SQUARE                              355,000       2,110,746         2,465,746             641,051     1973
   LOUISVILLE         KY
  EASTGATE SHOPPING CENTER                     1,945,679       8,527,872        10,473,551           1,658,003     1987
   MIDDLETOWN         KY
  LEXINGTON ROAD PLAZA                         2,856,229      11,444,092        14,300,321             637,873     1994
   VERSAILLES         KY
  LAGNIAPPE VILLAGE                            3,122,914      12,595,098        15,718,012             694,386     1990
   NEW IBERIA         LA
  BROOKSHIRE GROCERY CO.                         388,984       1,501,424         1,890,408              86,669     1981
   WEST MONROE        LA
  FRUITLAND PLAZA                                312,650       4,897,998         5,210,648             815,987     1973
   FRUITLAND          MD
  LIBERTY PLAZA                                2,075,809       8,636,461        10,712,270           1,225,525     1962
   RANDALLSTOWN       MD
  RISING SUN TOWNE CENTRE                      1,161,300       4,393,801         5,555,101             168,958     1998
   RISING SUN         MD
  MAPLE VILLAGE SHOPPING CENTER                1,625,580       8,645,105        10,270,685           1,584,055     1965
   ANN ARBOR          MI
  MOUNTAIN JACK'S                                287,462       1,109,414         1,396,876              64,044     1980
   DEARBORN HEIGHTS   MI
  FARMINGTON CROSSROADS                        1,092,200       4,462,606         5,554,806             561,203     1986
   FARMINGTON         MI
  KINDERCARE                                     119,214         459,217           578,431              26,563     1990
   KALAMAZOO          MI






              COLUMN A                        COLUMN H    COLUMN I
         ------------------                   --------  --------------



                                                         Life on Which
                                                         Depreciated -
                                                 Date    Latest Income
             Description                       Acquired    Statement
         ------------------                    --------  --------------
  RETAIL
  ****************
  MIST LAKE PLAZA                               Jul 98      40 Years
   LEXINGTON          KY
  LONDON MARKETPLACE                            Mar 94      40 Years
   LONDON             KY
  PICCADILLY SQUARE                             Apr 89      40 Years
   LOUISVILLE         KY
  EASTGATE SHOPPING CENTER                      Nov 93      40 Years
   MIDDLETOWN         KY
  LEXINGTON ROAD PLAZA                          Apr 94      40 Years
   VERSAILLES         KY
  LAGNIAPPE VILLAGE                             Jul 98      40 Years
   NEW IBERIA         LA
  BROOKSHIRE GROCERY CO.                        Aug 93      40 Years
   WEST MONROE        LA
  FRUITLAND PLAZA                               May 86      35 Years
   FRUITLAND          MD
  LIBERTY PLAZA                                 May 95      40 Years
   RANDALLSTOWN       MD
  RISING SUN TOWNE CENTRE                       Jun 99      40 Years
   RISING SUN         MD
  MAPLE VILLAGE SHOPPING CENTER                 Oct 94      40 Years
   ANN ARBOR          MI
  MOUNTAIN JACK'S                               Dec 92      40 Years
   DEARBORN HEIGHTS   MI
  FARMINGTON CROSSROADS                         Dec 95      40 Years
   FARMINGTON         MI
  KINDERCARE                                    Feb 91      40 Years
   KALAMAZOO          MI

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements    Improvements
         ------------------                -------------   -----------    ------------    ------------
  RETAIL
  ****************
  DELTA CENTER                                               2,405,200       9,620,800         440,820
   LANSING            MI
  HAMPTON VILLAGE CENTRE                    29,889,683       8,638,500      34,541,500         404,011
   ROCHESTER HILLS    MI
  FASHION CORNERS                                            2,244,800       8,799,200         226,371
   SAGINAW            MI
  HALL ROAD CROSSING                                         2,595,500      10,382,000       1,310,422
   SHELBY             MI
  SOUTHFIELD PLAZA                                           2,052,995       8,005,015
   SOUTHFIELD         MI
  DELCO PLAZA                                                1,277,504       5,109,367          86,815
   STERLING HEIGHTS   MI
  WESTLAND CROSSING                                          2,046,000       8,184,000          55,000
   WESTLAND           MI
  ROUNDTREE PLACE                            7,154,875       2,995,774      11,983,221          88,921
   YPSILANTI          MI
  WASHTENAW FOUNTAIN PLAZA                                   1,530,281       6,121,123         380,287
   YPSILANTI          MI
  FIRSTAR BANK                                                 330,888       1,323,798
   BURNSVILLE         MN
  UNITY PROFESSIONAL BLDG.                   5,408,986       2,402,467       9,612,099         144,192
   FRIDLEY            MN
  STILLWATER                                   233,641         120,171         480,682
   STILLWATER         MN
  FACTORY MERCHANTS BRANSON                                     17,669      22,312,120      11,764,077
   BRANSON            MO
  KINDERCARE                                                    54,942         216,744
   HIGH RIDGE         MO





              COLUMN A                                    COLUMN E                          COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------       ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                       Close of the Period
                                           ----------------------------------------

                                                            Building &                    Accumulated        Date        Date
             Description                      Land         Improvements       Total       Depreciation   Constructed   Acquired
         ------------------                  ------       -------------     ----------    ------------   ------------  --------
  RETAIL
  ****************
  DELTA CENTER                               2,405,200      10,061,620       12,466,820       1,247,765      1985       Dec 95
   LANSING            MI
  HAMPTON VILLAGE CENTRE                     8,638,500      34,945,511       43,584,011       4,356,609      1990       Dec 95
   ROCHESTER HILLS    MI
  FASHION CORNERS                            2,244,800       9,025,571       11,270,371       1,144,054      1986       Dec 95
   SAGINAW            MI
  HALL ROAD CROSSING                         2,595,500      11,692,422       14,287,922       1,412,177      1985       Dec 95
   SHELBY             MI
  SOUTHFIELD PLAZA                           2,052,995       8,005,015       10,058,010         570,221      1969-70    Feb 98
   SOUTHFIELD         MI
  DELCO PLAZA                                1,277,504       5,196,182        6,473,686         522,476      1970,73    Nov 96
   STERLING HEIGHTS   MI
  WESTLAND CROSSING                          2,046,000       8,239,000       10,285,000         265,552      1986       Nov 99
   WESTLAND           MI
  ROUNDTREE PLACE                            2,995,774      12,072,142       15,067,916         671,444      1998       Jul 98
   YPSILANTI          MI
  WASHTENAW FOUNTAIN PLAZA                   1,530,281       6,501,410        8,031,691       1,473,750      1989       Oct 92
   YPSILANTI          MI
  FIRSTAR BANK                                 330,888       1,323,798        1,654,686          73,732      1975       Aug 97
   BURNSVILLE         MN
  UNITY PROFESSIONAL BLDG.                   2,402,467       9,756,291       12,158,758         548,485      1991       May 96
   FRIDLEY            MN
  STILLWATER                                   120,171         480,682          600,853          27,104      1985       Jul 91
   STILLWATER         MN
  FACTORY MERCHANTS BRANSON                     17,669      34,076,197       34,093,866       6,135,454      1988       Nov 93
   BRANSON            MO
  KINDERCARE                                    54,942         216,744          271,686          12,242      1980       Dec 92
   HIGH RIDGE         MO





              COLUMN A                        COLUMN I
         ------------------                 --------------



                                             Life on Which
                                             Depreciated -
                                             Latest Income
             Description                       Statement
         ------------------                  --------------
  RETAIL
  ****************
  DELTA CENTER                                  40 Years
   LANSING            MI
  HAMPTON VILLAGE CENTRE                        40 Years
   ROCHESTER HILLS    MI
  FASHION CORNERS                               40 Years
   SAGINAW            MI
  HALL ROAD CROSSING                            40 Years
   SHELBY             MI
  SOUTHFIELD PLAZA                              40 Years
   SOUTHFIELD         MI
  DELCO PLAZA                                   40 Years
   STERLING HEIGHTS   MI
  WESTLAND CROSSING                             40 Years
   WESTLAND           MI
  ROUNDTREE PLACE                               40 Years
   YPSILANTI          MI
  WASHTENAW FOUNTAIN PLAZA                      40 Years
   YPSILANTI          MI
  FIRSTAR BANK                                  40 Years
   BURNSVILLE         MN
  UNITY PROFESSIONAL BLDG.                      40 Years
   FRIDLEY            MN
  STILLWATER                                    40 Years
   STILLWATER         MN
  FACTORY MERCHANTS BRANSON                     40 Years
   BRANSON            MO
  KINDERCARE                                    40 Years
   HIGH RIDGE         MO

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

             COLUMN A                        COLUMN B               COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  FACTORY OUTLET VILLAGE OSAGE BEACH                         6,978,714      27,229,502       7,716,661
   OSAGE BEACH        MO
  STANLY COUNTY PLAZA                                          600,418       2,401,671          12,031
   ALBEMARLE          NC
  VILLAGE MARKETPLACE                                        1,155,652       4,622,609         185,117
   ASHBORO            NC
  FOOTHILLS MARKET                                             644,555       2,578,295          11,424
   JONESVILLE         NC
  CHAPEL SQUARE SC                           2,143,530         918,460       3,673,918
   KANNAPOLIS         NC
  KINSTON POINTE                                             2,235,052       8,940,354         216,789
   KINSTON            NC
  GRANVILLE CORNERS                                          2,185,356       8,741,261
   OXFORD             NC
  ROXBORO SQUARE                                             1,448,313       5,793,289         103,293
   ROXBORO            NC
  SILER CROSSING                                             1,779,566       7,118,099
   SILER CITY         NC
  CROSSROADS SC                                              5,261,636      21,177,392          48,642
   STATESVILLE        NC
  THOMASVILLE CROSSING                                       1,604,339       6,417,145
   THOMASVILLE        NC
  ANSON STATION                                              1,844,644       7,378,756          47,020
   WADESBORO          NC
  ROANOKE LANDING                            5,914,241       2,519,288      10,077,339          52,143
   WILLIAMSTON        NC
  SHOPPING CENTER - WILSON                                     315,000       1,780,370          82,331
   WILSON             NC





             COLUMN A                                     COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                              Gross Amount at Which Carried at the
                                                      Close of the Period
                                           ----------------------------------------

                                                           Building &                     Accumulated       Date       Date
             Description                      Land        Improvements        Total       Depreciation   Constructed  Acquired
         ------------------                  ------      -------------     ----------     ------------   ------------ --------
  RETAIL
  ****************
  FACTORY OUTLET VILLAGE OSAGE BEACH         6,978,714      34,946,163      41,924,877        7,022,695     1987       Jan 93
   OSAGE BEACH        MO
  STANLY COUNTY PLAZA                          600,418       2,413,702       3,014,120          135,421     1988       Mar 94
   ALBEMARLE          NC
  VILLAGE MARKETPLACE                        1,155,652       4,807,726       5,963,378          267,354     1988       Apr 95
   ASHBORO            NC
  FOOTHILLS MARKET                             644,555       2,589,719       3,234,274          144,237     1988       Jun 95
   JONESVILLE         NC
  CHAPEL SQUARE SC                             918,460       3,673,918       4,592,378          202,399     1992       Dec 94
   KANNAPOLIS         NC
  KINSTON POINTE                             2,235,052       9,157,143      11,392,195          508,540     1991       Jul 95
   KINSTON            NC
  GRANVILLE CORNERS                          2,185,356       8,741,261      10,926,617          482,069     1991       Feb 96
   OXFORD             NC
  ROXBORO SQUARE                             1,448,313       5,896,582       7,344,895          334,220     1989       Jun 95
   ROXBORO            NC
  SILER CROSSING                             1,779,566       7,118,099       8,897,665          392,554     1988       Jun 95
   SILER CITY         NC
  CROSSROADS SC                              5,261,636      21,226,034      26,487,670        1,168,007     1991       Feb 96
   STATESVILLE        NC
  THOMASVILLE CROSSING                       1,604,339       6,417,145       8,021,484          353,898     1996       Apr 97
   THOMASVILLE        NC
  ANSON STATION                              1,844,644       7,425,776       9,270,420          407,376     1988       Aug 95
   WADESBORO          NC
  ROANOKE LANDING                            2,519,288      10,129,482      12,648,770          557,206     1991       Jan 96
   WILLIAMSTON        NC
  SHOPPING CENTER - WILSON                     315,000       1,862,701       2,177,701          758,578     1973       May 86
   WILSON             NC





             COLUMN A                          COLUMN I
         ------------------                  --------------



                                             Life on Which
                                             Depreciated -
                                             Latest Income
             Description                       Statement
         ------------------                  --------------
  RETAIL
  ****************
  FACTORY OUTLET VILLAGE OSAGE BEACH            40 Years
   OSAGE BEACH        MO
  STANLY COUNTY PLAZA                           40 Years
   ALBEMARLE          NC
  VILLAGE MARKETPLACE                           40 Years
   ASHBORO            NC
  FOOTHILLS MARKET                              40 Years
   JONESVILLE         NC
  CHAPEL SQUARE SC                              40 Years
   KANNAPOLIS         NC
  KINSTON POINTE                                40 Years
   KINSTON            NC
  GRANVILLE CORNERS                             40 Years
   OXFORD             NC
  ROXBORO SQUARE                                40 Years
   ROXBORO            NC
  SILER CROSSING                                40 Years
   SILER CITY         NC
  CROSSROADS SC                                 40 Years
   STATESVILLE        NC
  THOMASVILLE CROSSING                          40 Years
   THOMASVILLE        NC
  ANSON STATION                                 40 Years
   WADESBORO          NC
  ROANOKE LANDING                               40 Years
   WILLIAMSTON        NC
  SHOPPING CENTER - WILSON                      35 Years
   WILSON             NC

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  STRATFORD COMMONS                          5,958,568       2,262,130       9,045,975
   WINSTON-SALEM      NC
  NORTHERN AUTOMOTIVE                                          125,317         483,441
   GRAND ISLAND       NE
  NORTHERN AUTOMOTIVE                                           89,784         346,034
   HASTINGS           NE
  LAUREL SQUARE                                              3,261,701       9,283,302         785,193
   BRICKTOWN          NJ
  HAMILTON PLAZA -  KMART PLAZA                              1,124,415       4,513,658         236,445
   HAMILTON           NJ
  BENNETTS MILLS PLAZA                                       1,794,122       6,399,888         115,706
   JACKSON            NJ
  SIX FLAGS FACTORY OUTLET                                   2,389,214       1,249,781      29,901,396
   JACKSON            NJ
  MIDDLETOWN PLAZA                                           1,204,829       1,479,487       5,697,043
   MIDDLETOWN         NJ
  INSTITUTE FOR DEFENSE ANALYSES                                             1,381,260
   PRINCETON          NJ
  ROXBURY TOWNSHIP NJ                                          333,235
   ROXBURY            NJ
  KMART                                                        462,313       1,786,994
   SOMERVILLE         NJ
  TINTON FALLS PLAZA                                         1,884,325       6,308,392         147,790
   TINTON FALLS       NJ
  DOVER PARK PLAZA                                             322,678       3,027,322          17,000
   YARDVILLE          NJ
  GALLERIA COMMONS                                           6,854,959      27,590,493          10,001
   HENDERSON          NV





              COLUMN A                                     COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                 ----------------------------------------     ------------   ------------  --------

                                              Gross Amount at Which Carried at the
                                                      Close of the Period
                                            ----------------------------------------

                                                           Building &                      Accumulated       Date        Date
             Description                       Land       Improvements         Total       Depreciation   Constructed   Acquired
         ------------------                   ------      -------------      ----------    ------------   ------------  --------
  RETAIL
  ****************
  STRATFORD COMMONS                          2,262,130       9,045,975        11,308,105        492,939      1995        Dec 96
   WINSTON-SALEM      NC
  NORTHERN AUTOMOTIVE                          125,317         483,441           608,758         27,931      1988        Dec 92
   GRAND ISLAND       NE
  NORTHERN AUTOMOTIVE                           89,784         346,034           435,818         19,995      1988        Dec 92
   HASTINGS           NE
  LAUREL SQUARE                              3,261,701      10,068,495        13,330,196      2,312,853      1973        Jul 92
   BRICKTOWN          NJ
  HAMILTON PLAZA -  KMART PLAZA              1,124,415       4,750,103         5,874,518        853,393      1972        May 94
   HAMILTON           NJ
  BENNETTS MILLS PLAZA                       1,794,122       6,515,594         8,309,716      1,014,458      1988        Sep 94
   JACKSON            NJ
  SIX FLAGS FACTORY OUTLET                   2,389,214      31,151,177        33,540,391      2,750,540      1997        Apr 97
   JACKSON            NJ
  MIDDLETOWN PLAZA                           1,204,829       7,176,530         8,381,359      2,166,195      1972        Jan 75
   MIDDLETOWN         NJ
  INSTITUTE FOR DEFENSE ANALYSES                             1,381,260         1,381,260        782,777      1974,1982   May 74
   PRINCETON          NJ
  ROXBURY TOWNSHIP NJ                          333,235                           333,235                     1998        Dec 97
   ROXBURY            NJ
  KMART                                        462,313       1,786,994         2,249,307        103,008      1982        Aug 93
   SOMERVILLE         NJ
  TINTON FALLS PLAZA                         1,884,325       6,456,182         8,340,507        488,420      1953        Jan 98
   TINTON FALLS       NJ
  DOVER PARK PLAZA                             322,678       3,044,322         3,367,000         66,223      1966        Jan 00
   YARDVILLE          NJ
  GALLERIA COMMONS                           6,854,959      27,600,494        34,455,453      1,518,514      1997-98     Jun 98
   HENDERSON          NV





              COLUMN A                         COLUMN I
         ------------------                 --------------



                                             Life on Which
                                             Depreciated -
                                             Latest Income
             Description                       Statement
         ------------------                  --------------
  RETAIL
  ****************
  STRATFORD COMMONS                             40 Years
   WINSTON-SALEM      NC
  NORTHERN AUTOMOTIVE                           40 Years
   GRAND ISLAND       NE
  NORTHERN AUTOMOTIVE                           40 Years
   HASTINGS           NE
  LAUREL SQUARE                                 40 Years
   BRICKTOWN          NJ
  HAMILTON PLAZA -  KMART PLAZA                 40 Years
   HAMILTON           NJ
  BENNETTS MILLS PLAZA                          40 Years
   JACKSON            NJ
  SIX FLAGS FACTORY OUTLET                      40 Years
   JACKSON            NJ
  MIDDLETOWN PLAZA                              40 Years
   MIDDLETOWN         NJ
  INSTITUTE FOR DEFENSE ANALYSES                35 Years
   PRINCETON          NJ
  ROXBURY TOWNSHIP NJ
   ROXBURY            NJ
  KMART                                         40 Years
   SOMERVILLE         NJ
  TINTON FALLS PLAZA                            40 Years
   TINTON FALLS       NJ
  DOVER PARK PLAZA                              40 Years
   YARDVILLE          NJ
  GALLERIA COMMONS                              40 Years
   HENDERSON          NV

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000


              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company        Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  RENAISSANCE CENTER EAST                                    2,543,856      10,175,427        250,623
   LAS VEGAS          NV
  KIETZKE CENTER                                             3,069,735      12,279,924        139,004
   RENO               NV
  UNIVERSITY MALL                                              115,233       1,010,520        879,434
   CANTON             NY
  CORTLANDVILLE                                                237,139       1,440,173        453,409
   CORTLAND           NY
  KMART PLAZA                                                  942,949       3,771,794        295,633
   DEWITT             NY
  D & F PLAZA                                                  730,839       2,157,849      1,643,754
   DUNKIRK            NY
  SHOPPING CENTER - ELMIRA                                     110,287         891,887
   ELMIRA             NY
  GENESSE VALLEY SHOPPING CENTER             8,760,227       3,639,467      14,557,714         12,812
   GENESCO            NY
  PYRAMID MALL                                               2,176,493       8,705,973        170,451
   GENEVA             NY
  SHOPPING CENTER - GLOVERSVILLE                               139,534         524,939        104,564
   GLOVERSVILLE       NY
  MCKINLEY PLAZA                                             1,247,522       4,990,086        126,361
   HAMBURG            NY
  1 NORTH CENTRAL AVENUE                                        19,246
   HARTSDALE          NY
  HORNELL PLAZA                                                169,487      20,870,793         45,765
   HORNELL            NY
  CAYUGA PLAZA                                               1,398,997       5,596,988        603,092
   ITHACA             NY






              COLUMN A                                      COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                  ----------------------------------------     ------------   ------------  --------

                                               Gross Amount at Which Carried at the
                                                        Close of the Period
                                             ----------------------------------------

                                                            Building &                     Accumulated       Date         Date
             Description                       Land        Improvements          Total     Depreciation   Constructed   Acquired
         ------------------                   ------      -------------       ----------   ------------   ------------  --------
  RETAIL
  ****************
  RENAISSANCE CENTER EAST                    2,543,856      10,426,050        12,969,906       1,139,311     1981        Oct 96
   LAS VEGAS          NV
  KIETZKE CENTER                             3,069,735      12,418,928        15,488,663         669,213     1974        Jun 97
   RENO               NV
  UNIVERSITY MALL                              115,233       1,889,954         2,005,187       1,080,412     1967        Jan 76
   CANTON             NY
  CORTLANDVILLE                                237,139       1,893,582         2,130,721         606,614     1984        Aug 87
   CORTLAND           NY
  KMART PLAZA                                  942,949       4,067,427         5,010,376         750,759     1970        Aug 93
   DEWITT             NY
  D & F PLAZA                                  730,839       3,801,603         4,532,442       1,415,355     1967        Jan 86
   DUNKIRK            NY
  SHOPPING CENTER - ELMIRA                     110,287         891,887         1,002,174         264,580     1976        Feb 89
   ELMIRA             NY
  GENESSE VALLEY SHOPPING CENTER             3,639,467      14,570,526        18,209,993         807,675     1993        Jul 98
   GENESCO            NY
  PYRAMID MALL                               2,176,493       8,876,424        11,052,917       1,647,442     1973        Aug 93
   GENEVA             NY
  SHOPPING CENTER - GLOVERSVILLE               139,534         629,503           769,037         189,022     1974        Dec 88
   GLOVERSVILLE       NY
  MCKINLEY PLAZA                             1,247,522       5,116,447         6,363,969       1,090,261     1991        Jun 92
   HAMBURG            NY
  1 NORTH CENTRAL AVENUE                        19,246                            19,246                                 Jul 72
   HARTSDALE          NY
  HORNELL PLAZA                                169,487      20,916,558        21,086,045       1,152,387     1995        Jul 98
   HORNELL            NY
  CAYUGA PLAZA                               1,398,997       6,200,080         7,599,077       1,816,088     1969        May 89
   ITHACA             NY





              COLUMN A                     COLUMN I
         ------------------             --------------



                                         Life on Which
                                         Depreciated -
                                         Latest Income
             Description                   Statement
         ------------------              --------------
  RETAIL
  ****************
  RENAISSANCE CENTER EAST                   40 Years
   LAS VEGAS          NV
  KIETZKE CENTER                            40 Years
   RENO               NV
  UNIVERSITY MALL                           40 Years
   CANTON             NY
  CORTLANDVILLE                             35 Years
   CORTLAND           NY
  KMART PLAZA                               40 Years
   DEWITT             NY
  D & F PLAZA                               40 Years
   DUNKIRK            NY
  SHOPPING CENTER - ELMIRA                  40 Years
   ELMIRA             NY
  GENESSE VALLEY SHOPPING CENTER            40 Years
   GENESCO            NY
  PYRAMID MALL                              40 Years
   GENEVA             NY
  SHOPPING CENTER - GLOVERSVILLE            40 Years
   GLOVERSVILLE       NY
  MCKINLEY PLAZA                            40 Years
   HAMBURG            NY
  1 NORTH CENTRAL AVENUE
   HARTSDALE          NY
  HORNELL PLAZA                             40 Years
   HORNELL            NY
  CAYUGA PLAZA                              40 Years
   ITHACA             NY

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                COLUMN B                COLUMN C                COLUMN D
         ------------------         ------------    ---------------------------   ----------------
                                                                                  Cost Capitalized
                                                                                   Subsequent to
                                                      Initial Cost to Company       Acquisition
                                                    ---------------------------   ----------------

                                                                    Building &
             Description            Encumberances       Land       Improvements     Improvements
         ------------------         -------------   -----------    ------------     ------------
  RETAIL
  ****************
 SHOPS @ SENECA MALL                                  1,546,823       6,187,289       1,096,405
   LIVERPOOL          NY
  TRANSIT ROAD PLAZA                                    424,672       1,698,692         486,935
   LOCKPORT           NY
  SHOPPING CENTER - MARCY                               400,000       2,231,817          94,207
   MARCY              NY
  WALLKILL PLAZA                                      2,747,686       9,670,742         182,224
   MIDDLETOWN         NY
  MONROE SHOPRITE PLAZA                               1,027,919       8,648,132         106,707
   MONROE             NY
  ROCKLAND PLAZA                                      3,903,266       3,596,643       5,055,693
   NANUET             NY
  SOUTH PLAZA                                           508,378       1,053,099       1,551,317
   NORWICH            NY
  WESTGATE PLAZA - ONEONTA                              142,990       1,192,780         311,939
   ONEONTA            NY
  OSWEGO PLAZA                                          250,369       1,169,499       2,577,796
   OSWEGO             NY
  MOHAWK                                                 93,341         483,405         231,437
   ROME               NY
  MOHAWK ACRES                                          242,269       1,271,543       1,647,604
   ROME               NY
  PRICE CHOPPER PLAZA                                   934,546       3,738,186          82,780
   ROME               NY
  WESTGATE MANOR PLAZA - ROME                           211,924         392,836         959,680
   ROME               NY
  NORTHLAND                                              16,780         257,949         821,368
   WATERTOWN          NY


              COLUMN A                        COLUMN E                        COLUMN F       COLUMN G       COLUMN H     COLUMN I
         ------------------    ----------------------------------------     ------------   ------------     --------  -------------

                                 Gross Amount at Which Carried at the
                                         Close of the Period
                               ----------------------------------------                                                Life on Which
                                                                                                                       Depreciated -
                                              Building &                       Accumulated      Date         Date      Latest Income
             Description         Land        Improvements          Total       Depreciation   Constructed   Acquired     Statement
         ------------------     ------      -------------       ----------     ------------   ------------  --------   -------------
  RETAIL
  ****************
 SHOPS @ SENECA MALL            1,546,823       7,283,694         8,830,517       1,307,633     1971         Aug 93      40 Years
   LIVERPOOL          NY
  TRANSIT ROAD PLAZA              424,672       2,185,627         2,610,299         449,960     1971         Aug 93      40 Years
   LOCKPORT           NY
  SHOPPING CENTER - MARCY         400,000       2,326,024         2,726,024         974,344     1971         May 86      35 Years
   MARCY              NY
  WALLKILL PLAZA                2,747,686       9,852,966        12,600,652       1,141,764     1986         Dec 95      40 Years
   MIDDLETOWN         NY
  MONROE SHOPRITE PLAZA         1,027,919       8,754,839         9,782,758         701,454     1972         Aug 97      40 Years
   MONROE             NY
  ROCKLAND PLAZA                3,903,266       8,652,336        12,555,602       3,917,993     1963         Jan 83      40 Years
   NANUET             NY
  SOUTH PLAZA                     508,378       2,604,416         3,112,794       1,174,725     1967         Apr 83      40 Years
   NORWICH            NY
  WESTGATE PLAZA - ONEONTA        142,990       1,504,719         1,647,709         682,779     1967         Jan 84      40 Years
   ONEONTA            NY
  OSWEGO PLAZA                    250,369       3,747,295         3,997,664       1,787,367     1966         Jan 77      40 Years
   OSWEGO             NY
  MOHAWK                           93,341         714,842           808,183         325,946     1965         Jan 84      40 Years
   ROME               NY
  MOHAWK ACRES                    242,269       2,919,147         3,161,416       1,147,445     1965         Feb 84      40 Years
   ROME               NY
  PRICE CHOPPER PLAZA             934,546       3,820,966         4,755,512         690,284     1988         Aug 93      40 Years
   ROME               NY
  WESTGATE MANOR PLAZA - ROME     211,924       1,352,516         1,564,440         434,836     1961         Jan 86      40 Years
   ROME               NY
  NORTHLAND                        16,780       1,079,317         1,096,097         365,336     1962         Jan 73      40 Years
   WATERTOWN          NY


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A               COLUMN B                COLUMN C                COLUMN D
         ------------------        ------------    ---------------------------   ----------------
                                                                                 Cost Capitalized
                                                                                  Subsequent to
                                                     Initial Cost to Company       Acquisition
                                                   ---------------------------   ----------------

                                                                   Building &
             Description           Encumberances       Land       Improvements     Improvements
         ------------------        -------------   -----------    ------------     ------------
  RETAIL
  ****************
  ASHLAND SQUARE                                     1,990,823       7,963,282          31,418
   ASHLAND            OH
  HARBOR PLAZA                                         388,997       1,456,108         253,099
   ASHTABULA          OH
  BELPRE PLAZA                                                       2,066,121         139,088
   BELPRE             OH
  SOUTHWOOD PLAZA                                      707,073       1,537,519         583,689
   BOWLING GREEN      OH
  BRENTWOOD PLAZA                                    2,027,969       8,222,875         789,836
   CINCINNATI         OH
  DELHI SHOPPING CENTER                              2,300,029       9,218,117          70,060
   CINCINNATI         OH
  WESTERN VILLAGE SHOPPING CENTER                    1,321,484       5,300,935         157,180
   CINCINNATI         OH
  CROWN POINT SHOPPING CENTER        7,578,857       2,881,681       7,958,319           8,564
   COLUMBUS           OH
  RIVER RUN CENTRE                   2,652,564       1,050,261       2,481,106
   COSHOCTON          OH
  SOUTH TOWNE CENTRE                                 4,737,368       9,636,943       1,613,119
   DAYTON             OH
  HERITAGE SQUARE                                    1,749,182       7,011,926          96,027
   DOVER              OH
  MIDWAY CROSSING                                    1,944,200       7,776,800         192,574
   ELYRIA             OH
  FAIRFIELD MALL                                     1,287,649       1,685,919         246,817
   FAIRFIELD          OH
  SILVER BRIDGE PLAZA                                  919,022       3,197,673       1,412,736
   GALLIPOLIS         OH



              COLUMN A                           COLUMN E                       COLUMN F       COLUMN G      COLUMN H
         ------------------       ----------------------------------------     -----------   ------------    --------

                                    Gross Amount at Which Carried at the
                                            Close of the Period
                                  ----------------------------------------

                                                 Building &                      Accumulated      Date         Date
             Description            Land        Improvements          Total      Depreciation   Constructed   Acquired
         ------------------        ------      -------------       ----------    ------------   ------------  --------
  RETAIL
  ****************
  ASHLAND SQUARE                   1,990,823       7,994,700         9,985,523         439,252    1990         Oct 93
   ASHLAND            OH
  HARBOR PLAZA                       388,997       1,709,207         2,098,204         464,554    1988         Feb 91
   ASHTABULA          OH
  BELPRE PLAZA                                     2,205,209         2,205,209         753,706    1969         Jun 88
   BELPRE             OH
  SOUTHWOOD PLAZA                    707,073       2,121,208         2,828,281         778,108    1961         May 90
   BOWLING GREEN      OH
  BRENTWOOD PLAZA                  2,027,969       9,012,711        11,040,680       1,480,443    1957         May 94
   CINCINNATI         OH
  DELHI SHOPPING CENTER            2,300,029       9,288,177        11,588,206       1,055,120    1973,85,87   May 96
   CINCINNATI         OH
  WESTERN VILLAGE SHOPPING CENTER  1,321,484       5,458,115         6,779,599         907,550    1960         May 94
   CINCINNATI         OH
  CROWN POINT SHOPPING CENTER      2,881,681       7,966,883        10,848,564         533,175    1980-85,97   Jul 98
   COLUMBUS           OH
  RIVER RUN CENTRE                 1,050,261       2,481,106         3,531,367         231,685    1992         Jul 98
   COSHOCTON          OH
  SOUTH TOWNE CENTRE               4,737,368      11,250,062        15,987,430       2,820,350    1972         Mar 92
   DAYTON             OH
  HERITAGE SQUARE                  1,749,182       7,107,953         8,857,135       1,351,353    1959         Aug 93
   DOVER              OH
  MIDWAY CROSSING                  1,944,200       7,969,374         9,913,574       1,013,398    1986         Dec 95
   ELYRIA             OH
  FAIRFIELD MALL                   1,287,649       1,932,736         3,220,385         509,889    1978         May 90
   FAIRFIELD          OH
  SILVER BRIDGE PLAZA                919,022       4,610,409         5,529,431       2,156,930    1972         Dec 86
   GALLIPOLIS         OH



              COLUMN A               COLUMN I
         ------------------        ------------



                                   Life on Which
                                   Depreciated -
                                   Latest Income
             Description             Statement
         ------------------        -------------
  RETAIL
  ****************
  ASHLAND SQUARE                     40 Years
   ASHLAND            OH
  HARBOR PLAZA                       40 Years
   ASHTABULA          OH
  BELPRE PLAZA                       40 Years
   BELPRE             OH
  SOUTHWOOD PLAZA                    40 Years
   BOWLING GREEN      OH
  BRENTWOOD PLAZA                    40 Years
   CINCINNATI         OH
  DELHI SHOPPING CENTER              40 Years
   CINCINNATI         OH
  WESTERN VILLAGE SHOPPING CENTER    40 Years
   CINCINNATI         OH
  CROWN POINT SHOPPING CENTER        40 Years
   COLUMBUS           OH
  RIVER RUN CENTRE                   40 Years
   COSHOCTON          OH
  SOUTH TOWNE CENTRE                 40 Years
   DAYTON             OH
  HERITAGE SQUARE                    40 Years
   DOVER              OH
  MIDWAY CROSSING                    40 Years
   ELYRIA             OH
  FAIRFIELD MALL                     40 Years
   FAIRFIELD          OH
  SILVER BRIDGE PLAZA                40 Years
   GALLIPOLIS         OH


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A              COLUMN B                COLUMN C                COLUMN D
         ------------------       ------------    ---------------------------   ----------------
                                                                                Cost Capitalized
                                                                                 Subsequent to
                                                    Initial Cost to Company       Acquisition
                                                  ---------------------------   ----------------

                                                                  Building &
             Description          Encumberances       Land       Improvements     Improvements
         ------------------       -------------   -----------    ------------     ------------
  RETAIL
  ****************
  SHOPPING CENTER - GENOA                              96,001       1,016,349
   GENOA              OH
  PARKWAY PLAZA                                       950,667       2,069,921         562,094
   MAUMEE             OH
  NEW BOSTON SHOPPING CENTER                        2,102,371       9,176,918         525,441
   NEW BOSTON         OH
  MARKET PLACE                                        597,923       3,738,164         341,026
   PIQUA              OH
  BRICE PARK SHOPPING CENTER        4,413,291       4,854,414      10,204,698           9,469
   REYNOLDSBURG       OH
  CENTRAL AVE MARKET PLACE                          1,046,480       1,769,207         397,149
   TOLEDO             OH
  GREENTREE SHOPPING CENTER         5,253,904       3,379,200       6,860,800          41,627
   UPPER ARLINGTON    OH
  SAFEWAY                                             476,864       1,840,640
   MUSKOGEE           OK
  BETHEL PARK PLAZA                                   868,039       9,933,094         929,971
   BETHEL PARK        PA
  SUPERVALU/CLEARFIELD                                357,218       1,378,949          22,041
   CLEARFIELD         PA
  DILLSBURG SHOPPING CENTER                         1,166,376       4,665,505          86,868
   DILLSBURG          PA
  MARKET STREET SQUARE                              3,494,045      13,976,027
   ELIZABETHTOWN      PA
  HARDEES - PAD                                                       400,000
   HANOVER            PA
  NEW GARDEN SHOPPING CENTER                          912,130       3,161,495          16,672
   KENNETT SQUARE     PA


              COLUMN A                         COLUMN E                           COLUMN F       COLUMN G    COLUMN H
         ------------------     ----------------------------------------        ------------   ------------  --------

                                  Gross Amount at Which Carried at the
                                          Close of the Period
                                ----------------------------------------

                                               Building &                       Accumulated      Date         Date
             Description          Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------      ------      -------------       ----------     ------------   ------------  --------
  RETAIL
  ****************
  SHOPPING CENTER - GENOA           96,001       1,016,349         1,112,350          248,972    1987         Mar 91
   GENOA              OH
  PARKWAY PLAZA                    950,667       2,632,015         3,582,682          757,758    1955         Sep 89
   MAUMEE             OH
  NEW BOSTON SHOPPING CENTER     2,102,371       9,702,359        11,804,730        1,840,949    1991         Feb 93
   NEW BOSTON         OH
  MARKET PLACE                     597,923       4,079,190         4,677,113        1,026,626    1972         Nov 91
   PIQUA              OH
  BRICE PARK SHOPPING CENTER     4,854,414      10,214,167        15,068,581          695,466    1989-92      Mar 98
   REYNOLDSBURG       OH
  CENTRAL AVE MARKET PLACE       1,046,480       2,166,356         3,212,836          548,271    1968         Aug 90
   TOLEDO             OH
  GREENTREE SHOPPING CENTER      3,379,200       6,902,427        10,281,627          458,034    1974,80,91   Jul 98
   UPPER ARLINGTON    OH
  SAFEWAY                          476,864       1,840,640         2,317,504          106,255    1981         Aug 93
   MUSKOGEE           OK
  BETHEL PARK PLAZA                868,039      10,863,065        11,731,104        1,093,380    1965         May 97
   BETHEL PARK        PA
  SUPERVALU/CLEARFIELD             357,218       1,400,990         1,758,208           79,592    1982         Aug 93
   CLEARFIELD         PA
  DILLSBURG SHOPPING CENTER      1,166,376       4,752,373         5,918,749          493,951    1994         Oct 96
   DILLSBURG          PA
  MARKET STREET SQUARE           3,494,045      13,976,027        17,470,072          770,759    1993-94      Oct 97
   ELIZABETHTOWN      PA
  HARDEES - PAD                                    400,000           400,000           34,583    1971         Jul 97
   HANOVER            PA
  NEW GARDEN SHOPPING CENTER       912,130       3,178,167         4,090,297          293,614    1979         Apr 97
   KENNETT SQUARE     PA


              COLUMN A           COLUMN I
         ------------------    -------------



                                 Life on Which
                                 Depreciated -
                                 Latest Income
             Description           Statement
         ------------------      -------------
  RETAIL
  ****************
  SHOPPING CENTER - GENOA         40 Years
   GENOA              OH
  PARKWAY PLAZA                   40 Years
   MAUMEE             OH
  NEW BOSTON SHOPPING CENTER      40 Years
   NEW BOSTON         OH
  MARKET PLACE                    40 Years
   PIQUA              OH
  BRICE PARK SHOPPING CENTER      40 Years
   REYNOLDSBURG       OH
  CENTRAL AVE MARKET PLACE        40 Years
   TOLEDO             OH
  GREENTREE SHOPPING CENTER       40 Years
   UPPER ARLINGTON    OH
  SAFEWAY                         40 Years
   MUSKOGEE           OK
  BETHEL PARK PLAZA               40 Years
   BETHEL PARK        PA
  SUPERVALU/CLEARFIELD            40 Years
   CLEARFIELD         PA
  DILLSBURG SHOPPING CENTER       40 Years
   DILLSBURG          PA
  MARKET STREET SQUARE            40 Years
   ELIZABETHTOWN      PA
  HARDEES - PAD                   35 Years
   HANOVER            PA
  NEW GARDEN SHOPPING CENTER      40 Years
   KENNETT SQUARE     PA


                                      F-47

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A             COLUMN B                COLUMN C                COLUMN D
         ------------------       -----------    ---------------------------   ----------------
                                                                               Cost Capitalized
                                                                                Subsequent to
                                                   Initial Cost to Company       Acquisition
                                                 ---------------------------   ----------------

                                                                 Building &
             Description          Encumberances       Land       Improvements     Improvements
         ------------------       ------------   -----------    ------------     ------------
  RETAIL
  ****************
  STONEMILL PLAZA                                  1,407,975       5,650,901         100,565
   LANCASTER          PA
  CROSSROADS PLAZA                                   384,882       1,040,668         419,792
   MT. PLEASANT       PA
  ACME MARKET                                        227,720       1,398,726
   PHILADELPHIA       PA
  IVYRIDGE SHOPPING CENTER                         1,504,080       6,026,320         953,738
   PHILADELPHIA       PA
  ROOSEVELT MALL NE                                2,537,377       2,671,543       7,567,717
   PHILADELPHIA       PA
  JOHNSTOWN GALLERIA               3,288,863       1,584,716       6,338,789         168,999
   RICHLAND TOWNSHIP  PA
  HAMPTON SQUARE SHOPPING CENTER                     772,800       2,907,200           6,000
   UPPER SO HAMPTON   PA
  SHOPS AT PROSPECT                                  741,941       2,967,765          70,154
   WEST HEMPFIELD     PA
  CIRCLE CENTER                                    1,533,329       6,133,106
   HILTON HEAD ISLAND SC
  PALMETTO CROSSROADS                                473,111       1,892,443
   HILTON HEAD ISLAND SC
  BI-LO                                              379,829       1,466,141
   JAMES ISLAND       SC
  ISLAND PLAZA                                     2,820,729      11,283,031          69,505
   JAMES ISLAND       SC
  REMOUNT VILLAGE                  3,686,709       1,470,352       5,879,355
   N. CHARLESTON      SC
  CONGRESS CROSSING                                1,098,351       6,747,013          83,631
   ATHENS             TN




              COLUMN A                            COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------        ----------------------------------------     ------------   ------------  --------

                                     Gross Amount at Which Carried at the
                                             Close of the Period
                                   ----------------------------------------

                                                  Building &                     Accumulated      Date         Date
             Description              Land        Improvements        Total       Depreciation   Constructed   Acquired
         ------------------         ------      -------------     ----------     ------------   ------------  --------
  RETAIL
  ****************
  STONEMILL PLAZA                   1,407,975       5,751,466       7,159,441        1,009,728    1988         Jan 94
   LANCASTER          PA
  CROSSROADS PLAZA                    384,882       1,460,460       1,845,342          417,515    1975         Nov 88
   MT. PLEASANT       PA
  ACME MARKET                         227,720       1,398,726       1,626,446           83,030    1980         Aug 98
   PHILADELPHIA       PA
  IVYRIDGE SHOPPING CENTER          1,504,080       6,980,058       8,484,138          905,399    1963         Aug 95
   PHILADELPHIA       PA
  ROOSEVELT MALL NE                 2,537,377      10,239,260      12,776,637        5,584,527    1958,1964    Jan 64
   PHILADELPHIA       PA
  JOHNSTOWN GALLERIA                1,584,716       6,507,788       8,092,504          367,884    1993         Jul 97
   RICHLAND TOWNSHIP  PA
  HAMPTON SQUARE SHOPPING CENTER      772,800       2,913,200       3,686,000          147,468    1980         Dec 98
   UPPER SO HAMPTON   PA
  SHOPS AT PROSPECT                   741,941       3,037,919       3,779,860          435,533    1994         Jul 95
   WEST HEMPFIELD     PA
  CIRCLE CENTER                     1,533,329       6,133,106       7,666,435          338,233    1989         Mar 94
   HILTON HEAD ISLAND SC
  PALMETTO CROSSROADS                 473,111       1,892,443       2,365,554          106,708    1994         Oct 95
   HILTON HEAD ISLAND SC
  BI-LO                               379,829       1,466,141       1,845,970           84,629    1982         Aug 93
   JAMES ISLAND       SC
  ISLAND PLAZA                      2,820,729      11,352,536      14,173,265          632,471    1993-94      Oct 97
   JAMES ISLAND       SC
  REMOUNT VILLAGE                   1,470,352       5,879,355       7,349,707          320,377    1996         Nov 96
   N. CHARLESTON      SC
  CONGRESS CROSSING                 1,098,351       6,830,644       7,928,995        1,544,385    1990         Mar 92
   ATHENS             TN



              COLUMN A              COLUMN I
         ------------------      --------------



                                     Life on Which
                                     Depreciated -
                                   Latest Income
             Description             Statement
         ------------------        --------------
  RETAIL
  ****************
  STONEMILL PLAZA                  40 Years
   LANCASTER          PA
  CROSSROADS PLAZA                 40 Years
   MT. PLEASANT       PA
  ACME MARKET                      40 Years
   PHILADELPHIA       PA
  IVYRIDGE SHOPPING CENTER         40 Years
   PHILADELPHIA       PA
  ROOSEVELT MALL NE                40 Years
   PHILADELPHIA       PA
  JOHNSTOWN GALLERIA               40 Years
   RICHLAND TOWNSHIP  PA
  HAMPTON SQUARE SHOPPING CENTER   40 Years
   UPPER SO HAMPTON   PA
  SHOPS AT PROSPECT                40 Years
   WEST HEMPFIELD     PA
  CIRCLE CENTER                    40 Years
   HILTON HEAD ISLAND SC
  PALMETTO CROSSROADS              40 Years
   HILTON HEAD ISLAND SC
  BI-LO                            40 Years
   JAMES ISLAND       SC
  ISLAND PLAZA                     40 Years
   JAMES ISLAND       SC
  REMOUNT VILLAGE                  40 Years
   N. CHARLESTON      SC
  CONGRESS CROSSING                40 Years
   ATHENS             TN


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000



             COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  ST. ELMO CENTRAL                           4,012,897       1,529,587       6,115,470
   CHATTANOOGA        TN
  WINN-DIXIE                                                   591,450       2,365,576
   CHATTANOOGA        TN
  APISON CROSSING                                            1,679,125       6,716,542
   COLLEGEDALE        TN
  SADDLETREE VILLAGE                         1,875,149         685,676       2,900,245
   COLLEGEDALE        TN
  WEST TOWNE SQUARE SHOPPING CENTER                            529,103       3,880,088          25,139
   ELIZABETHTON       TN
  GREENEVILLE COMMONS                                        1,075,200       7,884,800          33,695
   GREENEVILLE        TN
  HAZEL PATH COMMONS                                           919,231       3,677,158             468
   HENDERSONVILLE     TN
  KIMBALL CROSSING                                           3,966,352      15,875,659           9,999
   KIMBALL            TN
  FIRST AMERICAN BANK/AUDITION HI FI                                            90,233
   KINGSPORT          TN
  CHAPMAN-FORD CROSSING                                      2,367,047       9,468,292
   KNOXVILLE          TN
  FARRAR PLACE                                                 804,963       3,220,060
   MANCHESTER         TN
  GEORGETOWN SQUARE                                          1,166,924       4,674,698         208,342
   MURFREESBORO       TN
  MADISON STREET STATION                                       752,499       3,012,444         203,257
   SHELBYVILLE        TN
  COMMERCE CENTRAL                           8,708,506       3,043,798      12,177,046          69,128
   TULLAHOMA          TN





             COLUMN A                                     COLUMN E                           COLUMN F       COLUMN G    COLUMN H
         ------------------                 ----------------------------------------        ------------   ------------  --------

                                              Gross Amount at Which Carried at the
                                                      Close of the Period
                                            ----------------------------------------

                                                           Building &                       Accumulated      Date         Date
             Description                      Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                  ------      -------------       ----------     ------------   ------------  --------
  RETAIL
  ****************
  ST. ELMO CENTRAL                           1,529,587       6,115,470         7,645,057          333,507    1995         Aug 96
   CHATTANOOGA        TN
  WINN-DIXIE                                   591,450       2,365,576         2,957,026          131,761    1995         Jul 96
   CHATTANOOGA        TN
  APISON CROSSING                            1,679,125       6,716,542         8,395,667          370,408    1997         Jul 97
   COLLEGEDALE        TN
  SADDLETREE VILLAGE                           685,676       2,900,245         3,585,921          157,658    1990         Jun 98
   COLLEGEDALE        TN
  WEST TOWNE SQUARE SHOPPING CENTER            529,103       3,905,227         4,434,330          261,239    1970,1998    Jun 98
   ELIZABETHTON       TN
  GREENEVILLE COMMONS                        1,075,200       7,918,495         8,993,695        1,736,690    1990         Mar 92
   GREENEVILLE        TN
  HAZEL PATH COMMONS                           919,231       3,677,626         4,596,857          202,789    1989         Nov 95
   HENDERSONVILLE     TN
  KIMBALL CROSSING                           3,966,352      15,885,658        19,852,010          868,454    1987         Nov 95
   KIMBALL            TN
  FIRST AMERICAN BANK/AUDITION HI FI                            90,233            90,233              978    1970         Sep 92
   KINGSPORT          TN
  CHAPMAN-FORD CROSSING                      2,367,047       9,468,292        11,835,339          522,324    1990         Dec 92
   KNOXVILLE          TN
  FARRAR PLACE                                 804,963       3,220,060         4,025,023          177,580    1990         Dec 95
   MANCHESTER         TN
  GEORGETOWN SQUARE                          1,166,924       4,883,040         6,049,964          928,547    1986         Sep 93
   MURFREESBORO       TN
  MADISON STREET STATION                       752,499       3,215,701         3,968,200          169,333    1985         Oct 95
   SHELBYVILLE        TN
  COMMERCE CENTRAL                           3,043,798      12,246,174        15,289,972          666,898    1995         Aug 96
   TULLAHOMA          TN



             COLUMN A               COLUMN I
         ------------------      --------------



                                   Life on Which
                                   Depreciated -
                                   Latest Income
             Description             Statement
         ------------------        --------------
  RETAIL
  ****************
  ST. ELMO CENTRAL                   40 Years
   CHATTANOOGA        TN
  WINN-DIXIE                         40 Years
   CHATTANOOGA        TN
  APISON CROSSING                    40 Years
   COLLEGEDALE        TN
  SADDLETREE VILLAGE                 40 Years
   COLLEGEDALE        TN
  WEST TOWNE SQUARE SHOPPING CENER   40 Years
   ELIZABETHTON       TN
  GREENEVILLE COMMONS                40 Years
   GREENEVILLE        TN
  HAZEL PATH COMMONS                 40 Years
   HENDERSONVILLE     TN
  KIMBALL CROSSING                   40 Years
   KIMBALL            TN
  FIRST AMERICAN BANK/AUDITION HI FI 40 Years
   KINGSPORT          TN
  CHAPMAN-FORD CROSSING              40 Years
   KNOXVILLE          TN
  FARRAR PLACE                       40 Years
   MANCHESTER         TN
  GEORGETOWN SQUARE                  40 Years
   MURFREESBORO       TN
  MADISON STREET STATION             40 Years
   SHELBYVILLE        TN
  COMMERCE CENTRAL                   40 Years
   TULLAHOMA          TN

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000

              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  MERCHANT'S CENTRAL                         6,529,994       2,891,062      11,564,219          43,990
   WINCHESTER         TN
  BARDIN PLACE CENTER                                        6,733,620      27,101,486          20,000
   ARLINGTON          TX
  KMART                                                        464,219       2,048,226
   DE SOTO            TX
  HOUSTON II                                                    71,600         286,239
   HOUSTON            TX
  HOUSTON II                                                    56,200         224,959
   HOUSTON            TX
  IRVING WEST SC                             2,781,163         933,850       3,735,400           3,735
   IRVING             TX
  KROGER                                                       390,012       1,505,457
   MISSOURI CITY      TX
  EL CHICO                                                     450,886         504,012
   TEMPLE             TX
  VALLEY FAIR MASTER AND INTERIOR COSTS     16,989,743       6,985,675      27,942,699       2,169,308
   WEST VALLEY CITY   UT
  SHOPPING CENTER - COLONIAL HTS                               290,000         792,441          24,825
   COLONIAL HEIGHTS   VA
  FACTORY MERCHANTS FT CHISWELL                                411,023       1,644,017         403,502
   FT CHISWELL        VA
  PIZZA HUT - PAD                                                              427,500
   HARRISONBURG       VA
  HANOVER SQUARE SHOPPING CENTER                             1,778,701       7,114,805         117,256
   MECHANICSVILLE     VA
  VICTORIAN SQUARE                                           3,548,432      14,208,727         155,427
   MIDLOTHIAN         VA




              COLUMN A                                    COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                ----------------------------------------     ------------   ------------  --------

                                             Gross Amount at Which Carried at the
                                                     Close of the Period
                                           ----------------------------------------

                                                          Building &                       Accumulated      Date         Date
             Description                     Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                 ------      -------------       ----------     ------------   ------------  --------
  RETAIL
  ****************
  MERCHANT'S CENTRAL                        2,891,062      11,608,209        14,499,271          651,087    1997         Dec 97
   WINCHESTER         TN
  BARDIN PLACE CENTER                       6,733,620      27,121,486        33,855,106        1,489,614    1992-93      Oct 97
   ARLINGTON          TX
  KMART                                       464,219       2,048,226         2,512,445          117,974    1980         Aug 93
   DE SOTO            TX
  HOUSTON II                                   71,600         286,239           357,839           15,944    1985         Dec 92
   HOUSTON            TX
  HOUSTON II                                   56,200         224,959           281,159           12,529    1985         Dec 92
   HOUSTON            TX
  IRVING WEST SC                              933,850       3,739,135         4,672,985          211,259    1987         Sep 93
   IRVING             TX
  KROGER                                      390,012       1,505,457         1,895,469           86,904    1982         Aug 93
   MISSOURI CITY      TX
  EL CHICO                                    450,886         504,012           954,898           27,895    1995         Dec 95
   TEMPLE             TX
  VALLEY FAIR MASTER AND INTERIOR COSTS     6,985,675      30,112,007        37,097,682        2,014,992    1970         Dec 96
   WEST VALLEY CITY   UT
  SHOPPING CENTER - COLONIAL HTS              290,000         817,266         1,107,266          332,071    1972         May 86
   COLONIAL HEIGHTS   VA
  FACTORY MERCHANTS FT CHISWELL               411,023       2,047,519         2,458,542          459,141    1989         Nov 93
   FT CHISWELL        VA
  PIZZA HUT - PAD                                             427,500           427,500           53,946    1969         Jul 96
   HARRISONBURG       VA
  HANOVER SQUARE SHOPPING CENTER            1,778,701       7,232,061         9,010,762        1,463,055    1991         Jan 93
   MECHANICSVILLE     VA
  VICTORIAN SQUARE                          3,548,432      14,364,154        17,912,586        2,454,082    1991         Mar 94
   MIDLOTHIAN         VA







              COLUMN A                        COLUMN I
         ------------------                  --------------



                                             Life on Which
                                             Depreciated -
                                             Latest Income
             Description                       Statement
         ------------------                  --------------
  RETAIL
  ****************
  MERCHANT'S CENTRAL                           40 Years
   WINCHESTER         TN
  BARDIN PLACE CENTER                          40 Years
   ARLINGTON          TX
  KMART                                        40 Years
   DE SOTO            TX
  HOUSTON II                                   40 Years
   HOUSTON            TX
  HOUSTON II                                   40 Years
   HOUSTON            TX
  IRVING WEST SC                               40 Years
   IRVING             TX
  KROGER                                       40 Years
   MISSOURI CITY      TX
  EL CHICO                                     40 Years
   TEMPLE             TX
  VALLEY FAIR MASTER AND INTERIOR COSTS        40 Years
   WEST VALLEY CITY   UT
  SHOPPING CENTER - COLONIAL HTS               35 Years
   COLONIAL HEIGHTS   VA
  FACTORY MERCHANTS FT CHISWELL                40 Years
   FT CHISWELL        VA
  PIZZA HUT - PAD                              35 Years
   HARRISONBURG       VA
  HANOVER SQUARE SHOPPING CENTER               40 Years
   MECHANICSVILLE     VA
  VICTORIAN SQUARE                             40 Years
   MIDLOTHIAN         VA


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2000




              COLUMN A                       COLUMN B                COLUMN C                COLUMN D
         ------------------                ------------    ---------------------------   ----------------
                                                                                         Cost Capitalized
                                                                                          Subsequent to
                                                             Initial Cost to Company       Acquisition
                                                           ---------------------------   ----------------

                                                                           Building &
             Description                   Encumberances       Land       Improvements     Improvements
         ------------------                -------------   -----------    ------------     ------------
  RETAIL
  ****************
  VA-KY REGIONAL SC                                          2,795,765      11,183,253           9,999
   NORTON             VA
  CAVE SPRING CORNERS SHOPPING CENTER                        1,064,298       4,257,792         108,378
   ROANOKE            VA
  HUNTING HILLS SHOPPING CENTER              4,023,589       1,897,007       6,010,376           9,047
   ROANOKE            VA
  LAKESIDE PLAZA                                             1,383,339       5,355,788
   SALEM              VA
  SHOPPING CENTER - FREDRICKSBURG                              250,000       1,363,880         361,444
   SPOTSYLVANIA       VA
  LAKE DRIVE PLAZA                           3,601,646       1,432,155       4,616,848         196,443
   VINTON             VA
  RIDGEVIEW CENTRE                                           2,707,679       4,417,792         598,103
   WISE               VA
  MOUNDSVILLE PLAZA                                            228,283       1,989,798       5,066,736
   MOUNDSVILLE        WV
  GRAND CENTRAL PLAZA                                                        4,358,333         153,150
   PARKERSBURG        WV
  KMART PLAZA                                                  664,121       2,656,483         143,331
   VIENNA             WV
                                           ------------   --------------  ---------------  -------------
                                         $ 358,233,417  $   535,904,692  $ 2,115,970,315  $ 200,360,894
                                          =============  ===============  ================ ==============




              COLUMN A                                      COLUMN E                        COLUMN F       COLUMN G    COLUMN H
         ------------------                  ----------------------------------------     ------------   ------------  --------

                                               Gross Amount at Which Carried at the
                                                       Close of the Period
                                             ----------------------------------------

                                                            Building &                       Accumulated      Date         Date
             Description                       Land        Improvements          Total       Depreciation   Constructed   Acquired
         ------------------                   ------      -------------       ----------     ------------   ------------  --------
  RETAIL
  ****************
  VA-KY REGIONAL SC                           2,795,765      11,193,252        13,989,017          616,302    1989         Dec 92
   NORTON             VA
  CAVE SPRING CORNERS SHOPPING CENTER         1,064,298       4,366,170         5,430,468          389,030    1969         Jun 97
   ROANOKE            VA
  HUNTING HILLS SHOPPING CENTER               1,897,007       6,019,423         7,916,430          409,531    1989         Apr 98
   ROANOKE            VA
  LAKESIDE PLAZA                              1,383,339       5,355,788         6,739,127          215,858    1989         Apr 99
   SALEM              VA
  SHOPPING CENTER - FREDRICKSBURG               250,000       1,725,324         1,975,324          609,703    1970         May 86
   SPOTSYLVANIA       VA
  LAKE DRIVE PLAZA                            1,432,155       4,813,291         6,245,446          341,214    1976         Feb 98
   VINTON             VA
  RIDGEVIEW CENTRE                            2,707,679       5,015,895         7,723,574        1,047,067    1990         Jul 92
   WISE               VA
  MOUNDSVILLE PLAZA                             228,283       7,056,534         7,284,817        1,376,673    1961         Dec 88
   MOUNDSVILLE        WV
  GRAND CENTRAL PLAZA                                         4,511,483         4,511,483        1,449,109    1986         Jun 88
   PARKERSBURG        WV
  KMART PLAZA                                   664,121       2,799,814         3,463,935          539,800    1975         Feb 93
   VIENNA             WV
                                           --------------  ---------------  ---------------   --------------
                                           $ 535,904,692  $ 2,316,331,209  $ 2,852,235,901    $ 262,359,106
                                           =============== =============== ================   ===============




              COLUMN A                      COLUMN I
         ------------------               --------------



                                          Life on Which
                                          Depreciated -
                                          Latest Income
             Description                    Statement
         ------------------               --------------
  RETAIL
  ****************
  VA-KY REGIONAL SC                         40 Years
   NORTON             VA
  CAVE SPRING CORNERS SHOPPING CENTER       40 Years
   ROANOKE            VA
  HUNTING HILLS SHOPPING CENTER             40 Years
   ROANOKE            VA
  LAKESIDE PLAZA                            40 Years
   SALEM              VA
  SHOPPING CENTER - FREDRICKSBURG           35 Years
   SPOTSYLVANIA       VA
  LAKE DRIVE PLAZA                          40 Years
   VINTON             VA
  RIDGEVIEW CENTRE                          40 Years
   WISE               VA
  MOUNDSVILLE PLAZA                         40 Years
   MOUNDSVILLE        WV
  GRAND CENTRAL PLAZA                       40 Years
   PARKERSBURG        WV
  KMART PLAZA                               40 Years
   VIENNA             WV


               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 (IN THOUSANDS)

                                                                 YEAR ENDED            YEAR ENDED
                                                                DECEMBER 31,          DECEMBER 31,
                                                                    2000                  1999
                                                                ------------          ------------
[a] Reconciliation of total real estate carrying value
    is as follows:

      Balance at beginning of year                              $ 2,880,645           $ 2,825,469

      Acquisitions and improvements                                  38,102                75,480

      Write-off fully depreciated assets                            (12,900)                   --

      Real estate held for sale                                      (9,959)                   --

      Allocation of purchase price                                       --                 4,000

      Impairment of real estate                                      (3,620)                   --

      Cost of property sold                                         (49,992)              (24,304)
                                                                -----------           -----------

      Balance at end of year                                    $ 2,842,276           $ 2,880,645
                                                                ===========           ===========

      Total cost for federal tax purposes at end of
         each year                                              $ 2,475,320           $ 2,491,717
                                                                ===========           ===========


[b] Reconciliation of accumulated depreciation as follows:

      Balance at beginning of year                              $   216,274           $   158,021

      Depreciation expense                                           63,661                62,163

      Deletions - property sold                                      (4,676)               (3,910)

      Write-off fully depreciated assets                            (12,900)                   --

      Real estate held for sale                                        (855)                   --
                                                                -----------           -----------

      Balance at end of year                                    $   261,504           $   216,274
                                                                ===========           ===========

                  NEW PLAN EXCEL REALTY TRUST AND SUBSIDIARIES

                          MORTGAGE LOANS ON REAL ESTATE
                             (AMOUNTS IN THOUSANDS)

                                   SCHEDULE IV

                                DECEMBER 31, 2000

COLUMN A                               COLUMN B         COLUMN C          COLUMN D           COLUMN E      COLUMN F        COLUMN G
--------                               --------         --------          --------           --------      --------        --------

                                                                                                         FACE AMOUNT      CARRYING
                                      FINAL             FACE                                    PRIOR        OF            AMOUNT
DESCRIPTION                       INTEREST RATE    MATURITY DATE  PERIODIC PAYMENT TERMS        LIENS     MORTGAGES    OF MORTGAGES
-----------                       -------------    -------------  ----------------------        -----     ---------    ------------
Purchase money first mortgage,
collateralized                                                    Interest payable
   by a shopping center in                                        monthly, balance at
   Connellsville, PA                        10%        8/31/2000  maturity                                    $5,420          $5,180

Purchase money first mortgage,
collateralized                                                    Interest payable
   by a shopping center in                                        monthly, balance at
   Whitesboro, NY                         9.38%        7/31/2000  maturity                                     4,610           4,205

Leasehold mortgage,
collateralized by a
   tenant lease in D&F Plaza in                                   Interest and principal
   Dunkirk, NY                              12%         5/1/2008  payable monthly                              1,000             784

Purchase money first mortgage,
collateralized                                                    Interest payable
   by a shopping center in New                                    quarterly and principal
   Bern, NC                                7.2%         5/9/2001  payable at maturity                            750             750

Leasehold mortgage,
collateralized by a
   tenant lease in Shops @                                        Interest and principal
   Seneca in Liverpool, NY                  10%        5/31/2008  payable monthly                              1,823           1,527

Purchase money first mortgage,
collateralized                                                    Interest and principal
   by a building in Tucson, AZ             8.5%       11/12/2003  payable monthly                                758             736

Purchase money first mortgage,
collateralized                                                    Interest payable
   by a shopping center in                                        monthly, balance at
   Omaha, NE                                10%         5/1/2001  maturity                                     1,250           1,250
                                                                                                               -----           -----

                                                                                                             $15,611         $14,432
                                                                                                             =======         =======
Note: Column H is not applicable

                  NEW PLAN EXCEL REALTY TRUST AND SUBSIDIARIES

                          MORTGAGE LOANS ON REAL ESTATE
                             (AMOUNTS IN THOUSANDS)

                                   SCHEDULE IV
                                   (CONTINUED)

                                   YEAR ENDED

                                     DECEMBER 31, 2000    DECEMBER 31, 1999
                                     -----------------    -----------------
Balance, beginning of period              $ 13,388             $ 13,399

Additions during period:
       New loans                             1,986                5,168

Reductions during period:
       Collection of principal                (942)              (5,179)
                                          --------             --------

Balance, end of period                    $ 14,432             $ 13,388
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


Dated:  March 15, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                     TITLE                            DATE
                 ---------                                     -----                            ----
              /s/ WILLIAM NEWMAN                      Chairman of the Board of             March 15, 2001
--------------------------------------------                 Directors
               William Newman


             /s/ GLENN J. RUFRANO              President and Chief Executive Officer       March 15, 2001
--------------------------------------------                and Director
              Glenn J. Rufrano


              /s/ JOHN B. ROCHE                       Chief Financial Officer              March 15, 2001
--------------------------------------------      (principal financial officer
               John B. Roche                    and principal accounting officer)


            /s/ DEAN R. BERNSTEIN                     Senior Vice President -              March 15, 2001
--------------------------------------------   Acquisitions/Dispositions and Director
             Dean R. Bernstein


           /s/ RAYMOND H. BOTTORF                             Director                     March 15, 2001
--------------------------------------------
             Raymond H. Bottorf


           /s/ ROBERT A. FRIEDMAN                             Director                     March  9, 2001
--------------------------------------------
             Robert A. Friedman


              /s/ NORMAN GOLD                                 Director                     March  9, 2001
--------------------------------------------
                Norman Gold

                 SIGNATURE                                     TITLE                            DATE
                 ---------                                     -----                            ----
          /s/ MATTHEW GOLDSTEIN                               Director                     March  9, 2001
--------------------------------------------
           Dr. Matthew Goldstein


             /s/ ARNOLD LAUBICH                               Director                     March 15, 2001
--------------------------------------------
               Arnold Laubich


           /s/ MELVIN D. NEWMAN                               Director                     March 15, 2001
--------------------------------------------
              Melvin D. Newman


            /s/ BRUCE A. STALLER                              Director                     March  9, 2001
--------------------------------------------
              Bruce A. Staller


              /s/ JOHN WETZLER                                Director                     March 15, 2001
--------------------------------------------
                John Wetzler


           /s/ GREGORY A. WHITE                               Director                     March 15, 2001
--------------------------------------------
              Gregory A. White

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

        *3.6 Amendments to the Bylaws of the Company, dated February 7, 2000, filed as Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        *10.3 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K/A for the year ended
                December 31, 1998.

        *10.4 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1999.

        *10.5 Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1999.

        *10.6   Directors' Amended and Restated 1994 Stock Option Plan of the
                Company, dated May 10, 1996, filed as Exhibit 10.8 to the
                Company's Annual Report on Form 10-K/A for the year ended
                December 31, 1998.

        *10.7   Amendment to the Amended and Restated 1994 Directors' Stock
                Option Plan of the Company, dated September 28, 1998, filed as
                Exhibit 10.9 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

        *10.8   Amendment to the Amended and Restated 1994 Directors' Stock
                Option Plan of the Company, dated February 17, 2000, filed as
                Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        *10.9   Amendment to the Amended and Restated 1994 Directors' Stock
                Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


        *10.10  New Plan Realty Trust 1997 Stock Option Plan filed as Exhibit
                4.1 to the Company's Registration Statement on Form S-8, File
                No. 333-65221.

        *10.11 New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form
                S-8, File No. 333-65221.

        *10.12  Amended and Restated New Plan Realty Trust 1985 Incentive Stock
                Option Plan filed as Exhibit 4.3 to the Company's Registration
                Statement on Form S-8, File No. 333-65221.

        *10.13  New Plan Realty Trust March 1991 Stock Option Plan and
                Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the
                Company's Registration Statement on Form S-8, File No.
                333-65221.

        *10.14 Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto,
                The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as
                Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        *10.15 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        10.16   Amendment No. 2 to Credit Agreement, dated as of October 16,
                2000, by and among the Company, the lenders party thereto, The
                Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent.

        10.17   Amendment No. 3 to Credit Agreement, dated as of November 3,
                2000, by and among the Company, the lenders party thereto, The
                Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent.

        *10.18  Guaranty, dated as of November 17, 1999, by and among New Plan
                Realty Trust, Excel Realty Trust - ST, Inc. and The Bank of New
                York, as administrative agent, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1999.

        *10.19 Credit Agreement, dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto,
                The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as
                Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        *10.20 Amendment No. 1 to Credit Agreement, dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as
                Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        10.21   Amendment No. 2 to Credit Agreement, dated as of November 3,
                2000, by and among the Company, the lenders party thereto, The
                Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent

        *10.22  Guaranty, dated as of November 17, 1999, by and among New Plan
                Realty Trust, Excel Realty Trust - ST, Inc. and The Bank of New
                York, as administrative agent, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1999.

        *10.23 Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as Exhibit
                4.01 to the Company's Registration Statement on Form S-3, File
                No. 33-59195, as amended, on May 9, 1995.

        *10.24 First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of
                California, N.A. filed as Exhibit 4.02 to the Company's
                Registration Statement on Form S-3, File No. 333-24615, as amended, on April 4, 1997.

        *10.25 Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of
                California, N.A. filed as Exhibit 4.01 to the Company's Current
                Report on Form 8-K dated July 3, 1997.

        *10.26  Senior Securities Indenture, dated as of March 29, 1995, between
                New Plan Realty Trust and The First National Bank of Boston, as
                Trustee filed as Exhibit 4.2 to New Plan Realty Trust's
                Registration Statement on Form S-3, File No. 33-60045.

        *10.27 First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc.
                and State Street Bank and Trust Company filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

        *10.28 Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State
                Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3,
                1999.

        *10.29  Amended and Restated Agreement of Limited Partnership of Excel
                Realty Partners, L.P., dated as of June 25, 1997, filed as
                Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

        *10.30  First Amendment to Amended and Restated Agreement of Limited
                Partnership of Excel Realty Partners, L.P., dated as of August
                20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty
                Trust, Inc. and the current and future partners in the partnership filed as Exhibit 10.3 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1999.

        *10.31 Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub, Inc. and
                New Plan Realty Trust filed, as Exhibit 2.1 to the Company's
                Registration Statement on Form S-4, File No. 333-61131.

        *10.32 Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company's Report on Form 8-A dated May 19, 1998.

        *10.33  First Amendment to Rights Agreement, dated as of February 8,
                1999, between the Company and BankBoston, N.A. filed as Exhibit
                4.1 to the Company's Report on Form 8-A/A (Amendment No. 1) dated May 5, 1999.

        *10.34 Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File
                No. 333-65211, on April 20, 2000.

        *10.35 Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the year ended
                December 31, 1998.

        *10.36 Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9,
                2000.

        *10.37 Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2000.

        *10.38 Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

        10.39 Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein.

        *10.40 Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended
                December 31, 1998.

        *10.41 Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's
                Registration Statement on Form S-4, File No. 333-61131, dated
                August 11, 1998.

        *10.42 Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, dated March 9, 2000.

        *10.43 Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended March 31,
                2000.

        10.44 Agreement, dated as of December 19, 2000, by and between the Company and James DeCicco.

        *10.45  Amended and Restated Guaranty of Payment, dated as of April 28,
                2000, by the Company (Pointe Orlando), filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        *10.46  Amended and Restated Unconditional Guaranty of Payment and
                Performance, dated as of April 5, 2000, by the Company (Briar
                Preston Ridge), filed as Exhibit 10.8 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended June 30, 2000.

        *10.47 Guaranty, dated as of April 5, 2000, by the Company for the benefit of Bank One, Texas, National Association (Briar Preston
                Ridge), filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

        *10.48  Term Loan Agreement, dated as of March 7, 2000, between the
                Company and Fleet National Bank, filed as Exhibit 10.41 to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1999.

        *10.49  Amendment No. 1 to Term Loan Agreement, dated as of June 27,
                2000, between the Company and Fleet National Bank, filed as
                Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

        10.50   Amendment No. 2 to Term Loan Agreement, dated as of November 3,
                2000, between the Company and Fleet National Bank

        10.51   Amendment No. 3 to Term Loan Agreement, dated as of March 2,
                2001, between the Company and Fleet National Bank

        *10.52  Guaranty, dated as of March 7, 2000, by the Trust and Excel
                Realty Trust - ST, Inc., filed as Exhibit 10.42 to the Company's
                Annual Report on Form 10-K for the year ended December 31, 1999.

        *10.53 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 9, 2000.

        *10.54 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 9, 2000.

        *10.55 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 9, 2000.

        *10.56 Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 515,121 options), filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 9, 2000.

        *10.57  Recourse Promissory Note, dated February 23, 2000, made by Glenn
                J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 9, 2000.

        *10.58 Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit
                10.7 to the Company's Current Report on Form 8-K, dated March 9,
                2000.

        *10.59  Stock Pledge Agreement, dated February 23, 2000 between the
                Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the
                Company's Current Report on Form 8-K, dated March 9, 2000.

        12      Ratio of Earnings to Fixed Charges and Preferred Stock
                Dividends.

        21      Subsidiaries of the Registrant.

        23      Consent of PricewaterhouseCoopers LLP.

------------------------------
*Incorporated herein by reference as above indicated.