Form 10-Q
period 2001-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2001-05-10
CIK 798288

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
               OR


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

The number of shares of common stock outstanding at April 30, 2001 was 87,204,765.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              MARCH 31, 2001   MARCH 31, 2000
                                                              --------------   --------------
Revenues:
     Rental revenues                                               $  85,283        $  87,717
     Percentage rent                                                   2,678            2,202
     Expense reimbursements                                           14,305           13,219
     Interest, dividend and other income                               3,793            7,422
     Equity participation in ERT                                      (1,458)          (5,276)
     Foreign currency loss                                              (479)             (16)
                                                                   ---------        ---------
          Total revenues                                             104,122          105,268
                                                                   ---------        ---------

Expenses:
     Operating costs                                                  21,198           22,929
     Real estate and other taxes                                      10,121           10,789
     Interest                                                         22,726           22,573
     Depreciation and amortization                                    16,075           15,989
     Provision for doubtful accounts                                   2,129              754
     Non-recurring charge                                                 --            2,749
     General and administrative                                        2,188            1,997
                                                                   ---------        ---------
          Total expenses                                              74,437           77,780
                                                                   ---------        ---------

     Income before sales of real estate and securities,
         impairment of real estate and minority interest              29,685           27,488

Loss on sale of real estate and securities                               (25)              (1)
Impairment of real estate                                             (2,239)              --
Minority interest in income of partnership                              (218)            (238)
                                                                   ---------        ---------

Net income                                                            27,203           27,249
                                                                   ---------        ---------

Other comprehensive income (loss):
     Unrealized gains on securities for the period                       171              120
     Cumulative effect of change in accounting principle
        (SFAS 133) on other comprehensive loss                        (2,214)              --
     Unrealized derivative losses on interest rate swap               (1,792)              --
                                                                   ---------        ---------

Comprehensive income                                               $  23,368        $  27,369
                                                                   =========        =========

Net income available to common stock - basic                       $  21,544        $  21,590
                                                                   =========        =========

Net income available to common stock - diluted                     $  21,762        $  21,828
                                                                   =========        =========

Basic earnings per share                                           $    0.25        $    0.25
                                                                   =========        =========

Diluted earnings per share                                         $    0.25        $    0.25
                                                                   =========        =========

Average shares outstanding - basic                                    87,208           87,607
                                                                   =========        =========

Average shares outstanding - diluted                                  88,612           89,031
                                                                   =========        =========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ASSETS
                                                                             MARCH 31, 2001  DECEMBER 31, 2000
                                                                             --------------  -----------------
                                                                                  UNAUDITED
                                                                                -----------
Real estate:
     Land                                                                       $   530,600        $   532,240
     Building and improvements                                                    2,308,764          2,310,036
     Accumulated depreciation                                                      (275,758)          (261,504)
                                                                                -----------        -----------
               Net real estate                                                    2,563,606          2,580,772
Real estate held for sale                                                            11,706              9,104
Cash and cash equivalents                                                            11,181              1,170
Marketable securities                                                                 1,702              1,531
Receivables:
     Trade, less allowance for doubtful accounts of $13,478 and
     $12,816 at March 31, 2001 and December 31, 2000, respectively                   40,181             43,454
     Other, net                                                                       8,010             11,620
Mortgages and notes receivable                                                       46,872             58,553
Prepaid expenses and deferred charges                                                11,877              9,320
Investment in and loans to ERT Development Corporation                              183,962            170,004
Other assets                                                                          9,307              8,903
                                                                                -----------        -----------
          Total assets                                                          $ 2,888,404        $ 2,894,431
                                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Mortgages payable, including unamortized premium of $7,425 and
     $7,753 at March 31, 2001 and December 31, 2000, respectively               $   326,330        $   328,803
Notes payable, net of unamortized discount of $1,945 and $2,008
     at March 31, 2001 and December 31, 2000, respectively                          613,055            612,992
Credit facilities                                                                   258,750            243,750
Capital leases                                                                       29,367             29,431
Other liabilities                                                                    93,436             92,145
Tenant security deposits                                                              7,910              7,791
                                                                                -----------        -----------
                    Total liabilities                                             1,328,848          1,314,912
                                                                                -----------        -----------

Minority interest in partnership                                                     23,589             23,909
                                                                                -----------        -----------

Commitments and contingencies                                                            --                 --

Stockholders' equity:
    Preferred stock, Series A:  $.01 par value, 25,000 shares
      authorized: 4,600 shares designated as 8  1/2% Series A
       Cumulative Convertible Preferred 1,507 outstanding
       at March 31, 2001 and December 31, 2000; Series B:
       6,300 depository shares, each representing 1/10 of one share of
       8 5/8% Series B Cumulative Redeemable Preferred, 630 outstanding at March 31, 2001 and December 31, 2000; Series D: 1,500
       depositary shares, each representing 1/10 of one share of Series D
       Cumulative Voting Step-Up Premium Rate Preferred, 150 shares
       outstanding at March 31, 2001 and December 31, 2000                               23                 23
    Common stock, $.01 par value, 250,000 shares authorized;
       87,205 and 87,320 shares issued and outstanding as of
       March 31, 2001 and December 31, 2000, respectively                               872                873
Additional paid-in capital                                                        1,694,682          1,695,994
Accumulated other comprehensive (loss) income                                        (3,281)               555
Accumulated distribution in excess of net income                                   (156,329)          (141,835)
                                                                                -----------        -----------
          Total stockholders' equity                                              1,535,967          1,555,610
                                                                                -----------        -----------
                   Total liabilities and stockholders' equity                   $ 2,888,404        $ 2,894,431
                                                                                ===========        ===========

                   The accompanying notes are an integral part of the consolidated financial statements.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            MARCH 31, 2001   MARCH 31, 2000
                                                                            --------------   --------------
Cash flows from operating activities:
   Net income                                                                     $ 27,203         $ 27,249
   Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                               16,075           15,989
        Amortization of premium/discount on mortgages and notes payable               (264)            (292)
        Amortization of deferred debt and loan acquisition costs                       362               --
        Foreign currency loss                                                          479               16
        Provision for doubtful accounts                                              2,129              754
        Loss on sale of properties, net                                                 25                1
        Minority interest in income of partnership                                     218              238
        Impairment of real estate assets                                             2,239               --
        Equity in loss/(income) of affiliate                                         1,458            5,276
        Change in investment in and accrued interest on loans to ERT
              Development Corporation                                               (1,194)          (4,100)
Changes in operating assets and liabilities, net:
        Change in trade receivables                                                  2,020           (1,436)
        Change in other receivables                                                 (4,665)          (5,045)
        Change in other liabilities                                                  5,276             (497)
        Change in sundry assets and liabilities                                     (2,938)          (1,322)
                                                                                  --------         --------

                   Net cash provided by operating activities                        48,423           36,831
                                                                                  --------         --------

Cash flows from investing activities:
   Real estate acquisitions and building improvements                               (5,579)          (7,836)
   Proceeds from real estate sales, net                                              1,816               60
   Advances for mortgage notes receivable, net                                          --           (2,602)
   Loans to ERT Development Corporation                                             (3,921)          (8,000)
   Repayments of mortgage notes receivable                                              26              390
                                                                                  --------         --------

                   Net cash used in investing activities                            (7,658)         (17,988)
                                                                                  --------         --------

Cash flows from financing activities:
   Principal payments of mortgages and notes payable                                (2,209)          (9,382)
   Dividends paid                                                                  (41,696)         (41,598)
   Proceeds from credit facility borrowing                                          39,000           42,000
   Repayment of credit facility                                                    (24,000)              --
   Proceeds from exercise of stock options                                              48            6,600
   Distributions paid to minority partners                                            (536)            (536)
   Payments for the repurchase of common stock                                      (1,598)          (7,554)
   Repayment of loans receivable for the purchase of common stock                      237               --
                                                                                  --------         --------

                   Net cash used in financing activities                           (30,754)         (10,470)
                                                                                  --------         --------

                   Net increase in cash and cash equivalents                        10,011            8,373

Cash and cash equivalents at beginning of period                                     1,170           10,834
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $ 11,181         $ 19,207
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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by New Plan Excel Realty Trust, Inc. (the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain amounts have been reclassified to conform with current presentation.

NOTE 2:    ACCOUNTING CHANGE

           Effective January 1, 2001, the Company adopted SFAS 133/138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This accounting standard requires the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

           The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is accomplished using an interest rate swap, which has been designated as a cash flow hedge.

           The adoption of SFAS 133 as of January 1, 2001, resulted in a cumulative transition adjustment of $2.2 million to OCI, and a corresponding liability of the same amount. For the three months ended March 31, 2001, the change in fair market value of the interest rate swap was $1.8 million and was recorded in OCI.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    ERT DEVELOPMENT CORPORATION

    In 1995, ERT Development Corporation ("ERT") was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. The Company owns 100% of the outstanding preferred shares of ERT. An officer and director of the Company owns all the common shares. The preferred shares are entitled to receive 95% of dividends, if any. Cash requirements to facilitate ERT's transactions have primarily been obtained through borrowings from the Company. In 2001, ERT elected to become a "taxable REIT subsidiary" of the Company under the tax rules applicable to REITs.

    Investment in and loans to ERT by the Company are comprised of the following (in thousands):

                                                   MARCH 31, 2001   DECEMBER 31, 2000
                                                   --------------   -----------------
Investment                                               ($15,099)           ($13,641)
Uncollateralized loans and accounts receivable             83,351              69,393
Collateralized loans receivable                            86,374              85,724
Accrued interest                                           29,336              28,528
                                                         --------            --------
                                                         $183,962            $170,004
                                                         ========            ========

    Interest and principal payments from ERT to the Company are primarily received upon the completion of development projects. Interest receivable from ERT was $29.3 million and $28.5 million at March 31, 2001 and December 31, 2000, respectively. Interest income recognized by the Company was $2.4 million and $4.7 million for the three months ended March 31, 2001 and 2000, respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    ERT DEVELOPMENT CORPORATION, CONTINUED

        For the three months ended March 31, 2001 and 2000 the equity in the losses of ERT recorded by the Company was ($1.5 million) and ($5.3 million), respectively.


        Summary unaudited financial information for ERT is as follows (in thousands).

                                                                         MARCH 31, 2001   DECEMBER 31, 2000
                                                                         --------------   -----------------
CONDENSED BALANCE SHEETS
  Mortgages, notes and interest receivable from developers, interest
     at 10% to 12%                                                            $  74,618           $  61,339
  Real estate and other assets, net of depreciation                             202,707             202,153
                                                                              ---------           ---------
     Total assets                                                             $ 277,325           $ 263,492
                                                                              =========           =========

  Mortgages, notes and accounts payable to New Plan Excel Realty
     Trust, Inc.                                                              $ 169,725           $ 155,118
  Accrued interest payable to New Plan Excel Realty Trust, Inc.                  29,336              28,528
  Mortgages, construction and land loans                                         83,614              83,650
  Other liabilities                                                               9,749               9,837
                                                                              ---------           ---------
     Total liabilities                                                          292,424             277,133
  Total stockholders' equity                                                    (15,099)            (13,641)
                                                                              ---------           ---------
     Total liabilities and stockholders' equity                               $ 277,325           $ 263,492
                                                                              =========           =========

                                                                 THREE MONTHS ENDED
                                                         MARCH 31, 2001     MARCH 31, 2000
                                                         --------------     --------------
CONDENSED STATEMENTS OF INCOME

Revenues                                                        $ 6,800            $ 6,456
Interest expense to New Plan Excel Realty Trust, Inc.            (2,368)            (4,681)
Other expenses                                                   (5,890)            (7,051)
                                                                -------            -------
     Net loss                                                   ($1,458)           ($5,276)
                                                                =======            =======

        Pointe Orlando Development Company, a wholly owned subsidiary of ERT, has a term loan which had a balance of $78.5 million at March 31, 2001, of which $15.0 million was guaranteed by the Company. ERT also has an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Centre at Preston Ridge has a construction loan which had an outstanding balance of $52.6 million at March 31, 2001, of which $11.0 million was guaranteed by the Company. The Centre at Preston Ridge also has a land loan which had an outstanding balance of $18.3 million at March 31, 2001. The Company has agreed to guarantee up to $21.6 million. In addition, the Company has guaranteed $0.4 million of the debt on an ERT retail development project, Vail Ranch II, in Temecula, California, all of which was outstanding at March 31, 2001.

        ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method. For the three months ended March 31, 2001, the equity in the losses of these investments recorded by ERT was ($13,543) and ($60,599), respectively.

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 3:    ERT DEVELOPMENT CORPORATION, CONTINUED

           On October 2, 2000, ERT acquired ownership of two properties, Annie Land Plaza and New Market Shopping Center, from Wilton Partners, in exchange for notes and interest receivable due to ERT. In connection with the acquisition, ERT assumed mortgages on the properties in the approximate amounts of $2.4 million for Annie Land Plaza and $2.8 million for New Market Shopping Center. The Company has guaranteed 100% of Annie Land Plaza's outstanding mortgage balance and 25% of New Market Shopping Center's outstanding mortgage balance. These guarantees amounted to approximately $2.4 million and $0.7 million, respectively, at March 31, 2001.

           On January 11, 2001, ERT acquired Stein Mart Center, a 112,400 square foot shopping center located in Poway, California, from Wilton Partners, one of its joint venture partners, in consideration for $4.9 million of notes receivable and accrued interest due to ERT.

NOTE 4:    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE (IN THOUSANDS)

                The amounts paid for interest for the three months ended March 31, 2001 and 2000 were $21,607 and $23,363, respectively. State and local income taxes paid for the three months ended March 31, 2001 and 2000 were $81 and $76, respectively.

NOTE 5:    STOCKHOLDERS' EQUITY

EARNINGS PER SHARE (EPS)

    In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                                                      THREE MONTHS ENDED
                                                                              MARCH 31, 2001      MARCH 31, 2000
                                                                              --------------      --------------
Basic EPS
---------
   Numerator:
       Net income                                                                   $ 27,203            $ 27,249
       Preferred dividends                                                            (5,659)             (5,659)
                                                                                    --------            --------
       Net income available to common shares - basic                                $ 21,544            $ 21,590
                                                                                    ========            ========

   Denominator:
       Weighted average of common shares outstanding                                  87,208              87,607
                                                                                    ========            ========

Earnings Per Share                                                                  $   0.25            $   0.25
                                                                                    ========            ========

Diluted EPS
-----------
   Numerator:
       Net income                                                                   $ 27,203            $ 27,249
       Preferred dividends                                                            (5,659)             (5,659)
       Minority interest                                                                 218                 238
                                                                                    --------            --------
       Net income available to common shares - diluted                              $ 21,762            $ 21,828
                                                                                    ========            ========

   Denominator:
       Weighted average of common shares outstanding                                  87,208              87,607
       Effect of diluted securities:
           Common stock options                                                          169                 189
           Excel Realty Partners, L.P. third party units                               1,235               1,235
                                                                                    --------            --------
                                                                                      88,612              89,031
                                                                                    ========            ========

Earnings Per Share                                                                  $   0.25            $   0.25
                                                                                    ========            ========
Preferred A shares are anti-dilutive for earnings per share calculations

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 6:    SEGMENT INFORMATION

           The Company's two reportable business segments are retail and residential properties. At March 31, 2001, the retail segment consists of 285 shopping centers (included in this amount six commercial properties and one retail property under development) and the residential segment consists of 53 garden apartment communities. Selected financial information for each segment is as follows (in thousands):

                                                    RETAIL          RESIDENTIAL         OTHER             TOTAL
                                                  -----------       -----------      -----------       -----------
FOR THREE MONTHS ENDED
----------------------
MARCH 31, 2001
--------------
Revenue                                           $    83,174       $    19,092      $     1,856       $   104,122
Expenses and minority interest                         25,642            10,045            2,406            38,093

Interest expense                                                                          22,726            22,726
Depreciation and amortization                          13,636             2,439                             16,075
(Loss)/gain on sale of securities/properties              (25)                                                 (25)
                                                  -----------       -----------      -----------       -----------
Net income                                        $    43,871       $     6,608      ($   23,276)      $    27,203
                                                  ===========       ===========      ===========       ===========

Real Estate Assets, net                           $ 2,217,636       $   345,970                        $ 2,563,606
                                                  ===========       ===========                        ===========

FOR THREE MONTHS ENDED
----------------------
MARCH 31, 2000
--------------
Revenue                                           $    84,551       $    18,587      $     2,130       $   105,268
Expenses and minority interest                         24,222            10,250            4,984            39,456

Interest expense                                                                          22,573            22,573
Depreciation and amortization                          13,766             2,223                             15,989
Gain/(loss) on sale of properties/securities                                                  (1)               (1)
                                                  -----------       -----------      -----------       -----------
Net income                                        $    46,563       $     6,114      ($   25,428)      $    27,249
                                                  ===========       ===========      ===========       ===========

Real Estate Assets, net                           $ 2,288,825       $   345,867                        $ 2,634,692
                                                  ===========       ===========                        ===========

NOTE 7:    REAL ESTATE HELD FOR SALE

           As of March 31, 2001, eight retail properties were classified as "Real estate held for sale". These properties are located in seven states and have an aggregate gross leasable area of 514,000 square feet. The estimate fair market value of three of the properties held for sale is less than their book value, resulting in an impairment loss of $2.2 million recorded in the quarter ended March 31, 2001. These properties contributed $0.4 million in revenue and $0.3 million in net income for the three months ended March 31, 2001.

NOTE 8:    ENVIRONMENTAL MATTERS

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

               NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTE 8:    ENVIRONMENTAL MATTERS, CONTINUED

        Soil and groundwater contamination exists at certain of the Company's properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethelyne (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will be in the range of approximately $1 million to $3 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under these agreements, although in certain cases funds have been set aside with respect to the performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company's purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray applied fireproofing materials) exist at certain of the Company's properties. The Company currently estimates that the total cost of abatement of asbestos minerals at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company. Included in other liabilities in the Company's Consolidated Balance Sheet at March 31, 2001 is $3.2 million related to the clean-up of certain asbestos minerals.


NOTE 9:    NON-RECURRING CHARGE

        In connection with the retirement of Arnold Laubich from his positions as President and Chief Executive Officer, the Company entered into a retirement agreement with Mr. Laubich. The non-recurring charge shown for the three months ended March 21, 2000 is primarily the lump sum payments provided for in the retirement agreement.

NOTE 10:   SUBSEQUENT EVENTS

        In May 2001, the Company entered into a senior term facility up to $100 million with Fleet National Bank ("FNB"), as administrative agent. The Company immediately made a borrowing request to draw down $75 million on May 11, 2001 to pay off $75 million of debt to FNB that matures on May 11, 2001. Loans drawn under this new facility originally are scheduled to mature in May 2002, with the possibility of extension to November 2002, and will accrue interest at LIBOR plus 90 basis points (based on the Company's credit rating).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto as of March 31, 2001 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied from such forward-looking statements.

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

        As of March 31, 2001, the Company had approximately $12.9 million in cash, cash equivalents and marketable securities.

        The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility ("Facility #1") expires in November 2001. The other facility ("Facility #2") expires in November 2002. As of March 31, 2001, the Company had $61.3 million outstanding under Facility #1, which bears interest at LIBOR plus 72.5 basis points, and $122.5 million outstanding under Facility #2 which bears interest at LIBOR plus 67.5 basis points. The covenants of these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, the Company has a $75 million term loan facility with FNB, all of which was outstanding as of March 31, 2001 and is scheduled to mature on May 11, 2001. On May 9, 2001, the Company entered into a new $100 million term loan facility with FNB, as administrative agent. The Company immediately made a borrowing request for $75 million under the new FNB facility to pay off the $75 million of existing debt. Loans drawn under this new facility originally are scheduled to mature in May 2002, with the possibility of extension to November 2002, and will accrue interest at LIBOR plus 90 basis points (based on the Company's credit rating). The term loan agreement prepared in connection with the new FNB facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities.

        In addition to outstanding amounts on the Company's credit facilities, debt as of March 31, 2001 consisted of $326.3 million of mortgages payable having a weighted average interest rate of 7.6% and $613 million of notes payable with a weighted average interest rate of 7.3%. Of this debt, $50.9 million bear variable interest rates. Additionally, the Company has $1.7 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $14.2 million (approximately U.S. $9.0 million as of March 31, 2001) which are sensitive to currency exchange rate fluctuations.

        The Company guarantees certain indebtedness of ERT and the debt outstanding related to these guarantees as of March 31, 2001 was $51.0 million. This guarantee is reduced commensurately as funds are provided. ERT has third-party debt of $78.5 million, excluding notes payable to the Company, having a weighted average interest rate of 8.0%. The Company provides substantially all of the capital required to fund ERT's operations.

        In November 1998, the Company filed a $1 billion shelf registration statement relating to the issuance from time to time of debt securities, preferred stock, depository shares, common stock, warrants and rights, in amounts, at initial prices and on terms to be determined at the time of offering. Under this shelf registration statement, the Company established a program for the issuance of medium-term notes due nine months or more from date of issue. As of March 31, 2001, an aggregate principal amount of $276 million was available for issuance under the Company's medium-term notes program.

        In October 1999, the Company commenced a program to repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through March 31, 2001, 2,100,000 shares had been repurchased and retired at an average purchase price of $15.28 per share. Of this amount, approximately 119,000 shares were repurchased and retired in the three months ended March 31, 2001.

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

        The Company has three classes of preferred stock outstanding as of March 31, 2001: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

        REVENUES:

        Rental revenue decreased by approximately $2.4 million due to several factors. Between January 1, 2000 and March 31, 2001, the Company sold 14 retail properties which accounted for revenue reductions of $1.7 million. The balance of the change, a $0.7 million decrease, is due primarily to a decrease in lease settlement income.

        Interest, dividend and other revenue decreased approximately $3.6 million. The decrease is primarily due to a decrease in interest income earned primarily from ERT and the Company's development projects. The decrease in interest income from ERT is due to a decrease in the interest rate being charged.

        The change in the equity participation in ERT of $3.8 million, from a loss of $5.3 million for the three months ended March 31, 2000 to a loss of $1.5 million for the same period in 2001, was primarily the result of the decrease in interest expense of $2.3 million, an increase in interest income of $0.6 million and increases in net income of $0.7 million for two operating mall properties (The Mall at 163rd Street and Pointe Orlando).

        The Mall at 163rd Street, a property owned by ERT, had an increase in net income of approximately $0.3 million. Rental and other revenue decreased $0.5 million because of redevelopment activities, offset by decreased operating expenses and bad debt expense.

        Pointe Orlando, a mall in Florida, a property owned by ERT, had a decrease in net loss of approximately $0.4 million due primarily to decreased legal costs and a decrease in bad debt expense.

        Foreign currency loss increased approximately $0.5 million due to the decline in value of the Canadian dollar.

        EXPENSES:

        Total expenses decreased $3.3 million to $74.4 million for the three months ended March 31, 2001 compared to the corresponding period last year. The major areas of decrease were operating costs, real estate and other taxes and non-recurring charges. These decreases were partially offset by an increase in bad debt expense.

        Operating costs decreased $1.7 million to $21.2 million for the three months ended March 31, 2001 compared to the corresponding period last year. The net impact of the dispositions was a decline of $0.4 million. Repairs and maintenance costs decreased $1.2 million, advertising and promotion costs decreased $0.5 million. The decreases were partially offset by increased utility costs and personnel costs.

        Real estate taxes decreased $0.7 million to $10.1 million for the three months ended March 31, 2001 compared to the corresponding period last year. Approximately $0.2 million of the decrease was due to property dispositions. The additional $0.5 million was due to a combination of decreases in tax rates and property valuations.

        Non-recurring charges declined $2.7 million. The non-recurring charges in 2000 were primarily payments made to certain officers in connection with their resignation or retirement from the Company and their respective retirement employment agreements.

        Bad debt expense increased $1.4 million to $2.1 million for the three months ended March 31, 2001 compared to the corresponding period last year. This was primarily due to the collection of amounts previously thought to be uncollectible for the three months ended March 31, 2000. The Company has also recorded an allowance of $0.9 million relating to a mortgage receivable.

FUNDS FROM OPERATIONS

        The Company calculates funds from operations ("FFO") as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of Funds From Operations which requires the inclusion of both recurring and non-recurring results of operations. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.

                                                                          THREE MONTHS ENDED
                                                                    MARCH 31, 2001      MARCH 31, 2000
                                                                    --------------      --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income                                                                $ 27,203            $ 27,249
Preferred dividends                                                         (5,659)             (5,659)
Minority interest                                                              218                 238
                                                                          --------            --------
Net income applicable to common shareholders - diluted                      21,762              21,828

Loss on sale of real estate - New Plan Excel                                    25                   1
Impairment of real estate - New Plan Excel                                   2,239                  --
Depreciation and amortization
     New Plan Excel real estate assets                                      16,075              15,989
     ERT Development Corp. real estate assets                                1,482               1,116
Preferred dividends                                                            800                 800
                                                                          --------            --------
Funds from operations                                                     $ 42,383            $ 39,734
                                                                          ========            ========

Weighted average of common shares outstanding - diluted                     90,486              90,905
                                                                          ========            ========

FFO per share - diluted                                                   $   0.47            $   0.44
                                                                          ========            ========

Preferred A shares have a dilutive effect for FFO calculations

           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2001, the Company had approximately $50.9 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $258.8 million outstanding as of March 31, 2001 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.2 billion of outstanding total debt of the Company, the approximately $2.9 billion of total assets of the Company and the approximately $2.9 billion market capitalization of the Company's common stock as of that date.

        The Company was a party to one hedging agreement with respect to its floating rate debt as of March 31, 2001. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company's interest expense as compared to the floating rate debt underlying the Company's hedging agreements and could result in the Company making payments to unwind such agreements.

        If market rates of interest on the Company's variable rate debt increase by 10% (or approximately 60 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $1.1 million. If market rates of interest increase by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $8.7 million. If market rates of interest on the Company's variable rate debt decrease by 10% (or approximately 60 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $1.1 million.

        As of March 31, 2001, the Company had notes receivable in the total amount of Canadian $14.2 million (approximately U.S. $9.0 million as of March 31, 2001). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of March 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits:

           *10.1 Amendment No. 3 to Term Loan Agreement, dated as of March 2, 2001, between the Company and Fleet National Bank, filed as
                    Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    (b) During the period covered by this report the Company filed the following reports on Form 8-K:

           Form 8-K filed on March 8, 2001 contains Item 9, Regulation FD Disclosure. This is the filing of the Supplemental Disclosure of the registrant for the quarter ended December 31, 2000.




           ---------------
           * Incorporated herein by reference as indicated above.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2001

                                            NEW PLAN EXCEL REALTY TRUST, INC.



                                            By: /s/ Glenn J. Rufrano
                                                --------------------
                                                Glenn J. Rufrano
                                                President and
                                                Chief Executive Officer


                                            By: /s/John B. Roche
                                                ----------------
                                                John B. Roche
                                                Chief Financial Officer

                                  EXHIBIT INDEX


NUMBER         DESCRIPTION
------         -----------
*10.1          Amendment No. 3 to Term Loan Agreement, dated as of March 2, 2001, between the
                Company and Fleet National Bank, filed as Exhibit 10.51 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 2000.


---------------
* Incorporated herein by reference as indicated above.