Form 10-Q
period 2001-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2001-08-09
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other Jurisdiction of Incorporation)	33-0160389 (IRS Employer Identification No.)

1120 Avenue of the Americas, New York, New York 10036
(Address of Principal Executive Office) (Zip Code)

212-869-3000
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

The number of shares of common stock outstanding at July 31, 2001 was 87,209,804.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Rental revenues:

Rental income	$66,819	$67,812	$133,010	$136,682

Percentage rents	1,240	2,068	3,918	4,270

Expense reimbursements	14,955	13,421	29,260	26,640

Total rental revenues	83,014	83,301	166,188	167,592

Expenses:

Operating costs	13,413	12,711	26,061	26,955

Real estate and other taxes	8,597	9,428	17,305	18,548

Interest	19,782	22,641	40,749	44,314

Depreciation and amortization	14,256	13,285	27,892	27,051

Provision for doubtful accounts	1,695	1,283	3,742	1,902

Non-recurring charge	—	915	—	3,664

General and administrative	2,542	2,581	4,730	4,578

Total expenses	60,285	62,844	120,479	127,012

Income before real estate sales, impairment of real
estate, minority Interest and other income and
expenses	22,729	20,457	45,709	40,580

Other income and expenses:

Interest, dividend, and other income	3,678	7,353	7,471	14,775

Equity participation in ERT	(2,855)	(4,012)	(4,313)	(9,288)

Foreign currency gain (loss)	349	(276)	(130)	(292)

Gain (loss) on sale of real estate	8	7,915	(17)	7,914

Impairment of real estate	(1,135)	(1,900)	(3,374)	(1,900)

Minority interest in income of partnership	(208)	(241)	(426)	(479)

Income from continuing operations	22,566	29,296	44,920	51,310

Discontinued operations:

Income from discontinued operations of garden apartments	5,215	6,175	10,064	11,410

Net income before extraordinary item	27,781	35,471	54,984	62,720

Extraordinary item	—	758	—	758

Net income	27,781	36,229	54,984	63,478

Other comprehensive income (loss):

Unrealized gains on securities for the period	291	115	462	235

Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive loss	—	—	(2,214)	—

Unrealized derivative losses on interest rate swap	(41)	—	(1,833)	—

Comprehensive income	$28,031	$36,344	$51,399	$63,713

Net income available to common stock — basic	$22,121	$30,571	$43,665	$52,161

Net income available to common stock — diluted	$22,329	$30,812	$44,091	$52,640

Basic earnings per common share:

Income from continuing operations	$0.19	$0.27	$0.38	$0.46

Discontinued operations	$0.06	$0.07	$0.12	$0.13

Extraordinary item	—	$0.01	—	$0.01

Basic earnings per share	$0.25	$0.35	$0.50	$0.60

Diluted earnings per common share:

Income from continuing operations	$0.19	$0.27	$0.38	$0.45

Discontinued operations	$0.06	$0.07	$0.12	$0.13

Extraordinary item	—	$0.01	—	$0.01

Diluted earnings per share	$0.25	$0.35	$0.50	$0.59

Average shares outstanding — basic	87,206	87,651	87,207	87,629

Average shares outstanding — diluted	88,754	89,014	88,675	89,021

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000
(In thousands, except per share amounts)

	Unaudited

ASSETS	June 30, 2001	December 31, 2000

Real estate:

Land	$459,915	$463,602

Building and improvements	1,986,779	1,989,029

Accumulated depreciation	(243,872)	(218,638)

Net real estate	2,202,822	2,233,993

Real estate held for sale	16,575	9,104

Cash and cash equivalents	11,966	1,170

Marketable securities	1,991	1,531

Receivables:

Trade, less allowance for doubtful accounts of $14,580 and $12,816 at June 30, 2001 and December 31, 2000, respectively	40,465	43,454

Other, net	8,701	11,620

Mortgages and notes receivable	40,578	58,553

Prepaid expenses and deferred charges	11,474	9,320

Assets in discontinued operations	347,852	346,779

Investment in and loans to ERT Development Corporation	168,903	170,004

Other assets	12,225	8,903

Total assets	$2,863,552	$2,894,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Mortgages payable, including unamortized premium of $7,097 and $7,753 at June 30, 2001 and December 31, 2000, respectively	$314,238	$328,803

Notes payable, net of unamortized discount of $1,881 and $2,008 at June 30, 2001 and December 31, 2000, respectively	613,119	612,992

Credit facilities	251,750	243,750

Capital leases	29,303	29,431

Other liabilities	101,200	92,145

Tenant security deposits	7,959	7,791

Total liabilities	1,317,569	1,314,912

Minority interest in partnership	23,242	23,909

Stockholders’ equity:

Preferred stock, Series A: $.01 par value, 25,000 shares authorized:
4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 1,507 shares outstanding at June 30, 2001 and December 31, 2000, respectively; Series B: 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at June 30, 2001 and December 31, 2000, respectively	23	23

Common stock, $.01 par value, 250,000 shares authorized; 87,210 and 87,320 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	872	873

Additional paid-in capital	1,695,055	1,695,994

Accumulated other comprehensive (loss) income	(3,030)	555

Accumulated distribution in excess of net income	(170,179)	(141,835)

Total stockholders’ equity	1,522,741	1,555,610

Total liabilities and stockholders’ equity	$2,863,552	$2,894,431

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net income	$54,984	$63,478

Adjustments to reconcile net income to net cash provided by operations:

Depreciation and amortization	32,805	31,543

Amortization of net premium/discount on mortgages and notes payable	(529)	(578)

Amortization of deferred debt and loan acquisition costs	118	—

Foreign currency loss	130	292

Provision for doubtful accounts	3,937	2,126

Loss/(gain) on sale of real estate and securities, net	17	(7,914)

Minority interest in income of partnership	426	479

Extraordinary item	—	(758)

Impairment of real estate assets	3,374	1,900

Equity in loss/(income) of affiliate	4,313	9,288

Change in investment in and accrued interest on loans to ERT Development Corporation	(2,491)	(5,643)

Changes in operating assets and liabilities, net:

Change in trade and notes receivable	(947)	(6,781)

Change in other receivables	2,919	(6,375)

Change in other liabilities	5,004	342

Change in sundry assets and liabilities	1,722	(92)

Net cash provided by operating activities	105,782	81,307

Cash flows from investing activities:

Real estate acquisitions and building improvements	(20,059)	(6,972)

Proceeds from real estate sales, net	14,828	30,858

Advances for mortgage notes receivable, net	—	(3,359)

Loans to ERT Development Corporation	(721)	(32,924)

Repayments from ERT Development Corporation	—	9,284

Repayments of mortgage notes receivable	2,364	1,485

Net cash used in investing activities	(3,588)	(1,628)

Cash flows from financing activities:

Principal payments of mortgages and notes payable	(14,036)	(71,395)

Dividends paid	(83,329)	(83,413)

Proceeds from mortgages payable	—	30,000

Proceeds from credit facility borrowing	74,000	142,000

Repayment of credit facility	(66,000)	(92,000)

Proceeds from exercise of stock options	112	6,600

Distributions paid to minority partners	(1,093)	(1,073)

Payments for the repurchase of common stock	(1,598)	(7,554)

Repayment of loans receivable for the purchase of common stock	546	—

Net cash used in financing activities	(91,398)	(76,835)

Net increase in cash and cash equivalents	10,796	2,844

Cash and cash equivalents at beginning of year	1,170	10,834

Cash and cash equivalents at end of year	$11,966	$13,678

The accompanying notes are an integral part of the consolidated financial statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Financial Statement Presentation

      The accompanying unaudited consolidated financial statements have been prepared by New Plan Excel Realty Trust, Inc. (the “Company”) pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

      As described in Note 3, certain amounts have been reclassified as a result of the pending sale of our garden apartment communities. Accordingly, the Company now operates in one business segment – retail real estate.

Note 2: Accounting Change

      Effective January 1, 2001, the Company adopted SFAS 133/138, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This accounting standard requires the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

      The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is accomplished using an interest rate swap, which has been designated as a cash flow hedge. The Company’s derivative instrument consists of a two year interest rate swap agreement of $125 million, which effectively fixes the annual interest rate of the Company’s variable rate debt under the Company’s credit facilities at a base rate of 6.67% plus applicable spread.

      The adoption of SFAS 133 as of January 1, 2001 resulted in a cumulative transition adjustment of $2.2 million to OCI, and recorded a corresponding liability of the same amount. The Company expects to reclassify as a charge to earnings during the next twelve months of $2.2 million from the transition adjustment that was recorded in accumulated OCI.

      For the six months ended June 30, 2001, the critical terms of the interest rate swap and the variable rate debt were the same, so no ineffectiveness was recorded in the consolidated financial statements. All components of the interest rate swap were included in the assessment of hedge effectiveness. The change in fair market value of the interest rate swap was $1.8 million and was recorded in OCI. As of June 30, 2001, the Company expects to reclassify $3.2 million of losses accumulated in OCI to earnings during the next twelve months.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Discontinued Operations

      On May 17, 2001, the Company announced that it entered into a definitive agreement to sell its 53 garden apartment communities containing 12,550 units to a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. Gross proceeds from the sale will be approximately $380 million, from which approximately $55 million will be used to satisfy existing mortgage indebtedness encumbering the garden apartment communities. Accordingly, the assets and operating results for the garden apartment communities were reclassified and reported as discontinued operations.

      Income from discontinued operations of garden apartment communities is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Rental revenue:	$19,437	$19,238	$38,529	$38,085

Operating costs	(8,452)	(8,304)	(17,002)	(16,989)

Real estate and other taxes	(1,409)	(1,503)	(2,822)	(3,172)

Interest expense	(1,774)	(898)	(3,533)	(1,798)

Depreciation and amortization	(2,474)	(2,269)	(4,913)	(4,492)

Provision for doubtful accounts	(113)	(89)	(195)	(224)

Income from discontinued operations of garden apartments	$5,215	$6,175	$10,064	$11,410

      Included in the Consolidated Balance Sheet are net assets of the discontinued operations of garden apartment communities which include:

Assets	June 30, 2001	December 31, 2000

Land	$68,638	$68,638

Buildings and improvements	326,993	321,007

Less: accumulated depreciation and amortization	(47,779)	(42,866)

Assets in discontinued operations	$347,852	$346,779

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: ERT Development Corporation

      In 1995, ERT Development Corporation (“ERT”) was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. During the relevant periods, the Company owned 100% of the outstanding preferred shares of ERT and an officer and director of the Company owned all the common shares. The preferred shares are entitled to receive 95% of dividends, if any, and 100% of all losses. Cash requirements to facilitate ERT’s transactions have primarily been obtained through borrowings from the Company. In 2001, ERT elected to become a “taxable REIT subsidiary” of the Company under the tax rules applicable to REITs.

      On July 1, 2001, the Company acquired 100% of the common stock in ERT. Effective July 1, 2001, ERT will be consolidated with the Company.

      Investment in and loans to ERT by the Company are comprised of the following (in thousands):

	June 30, 2001	December 31, 2000

Investment	($17,953)	($13,641)

Uncollateralized loans and accounts receivable	83,880	69,393

Collateralized loans receivable	72,473	85,724

Accrued interest	30,503	28,528

	$168,903	$170,004

      Interest and principal payments from ERT to the Company are primarily received upon the completion of development projects. Interest receivable from ERT was $30.5 million and $28.5 million at June 30, 2001 and December 31, 2000, respectively. Interest income recognized by the Company was $2.5 million and $4.6 million for the three months ended June 30, 2001 and 2000, respectively, and $4.8 million and $9.3 million for the six months ended June 30, 2001 and 2000, respectively.

      For the six months ended June 30, 2001 and 2000, the equity in the losses of ERT recorded by the Company was ($4.3) million and ($9.3) million, respectively. For the three months ended June 30, 2001 and 2000, the equity in the losses of ERT recorded by the Company was ($2.9) million and ($4.0) million, respectively.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: ERT Development Corporation, Continued

      Summary unaudited financial information for ERT is as follows (in thousands).

	June 30, 2001	December 31, 2000

Condensed Balance Sheets Mortgages, notes and interest receivable from developers, interest at 10% to 12%	$58,156	$61,339

Real estate and other assets, net of depreciation	197,719	202,153

Total assets	$255,875	$263,492

Mortgages, notes and accounts payable to New Plan Excel Realty Trust, Inc.	$156,353	$155,118

Accrued interest payable to New Plan Excel Realty Trust, Inc.	30,503	28,528

Mortgages, construction and land loans	83,586	83,650

Other liabilities	3,386	9,837

Total liabilities	273,828	277,133

Total stockholders’ equity	(17,953)	(13,641)

Total liabilities and stockholders’ equity	$255,875	$263,492

	Three Months Ended
	June 30, 2001	June 30, 2000

Condensed Statements of Income Revenues	$6,073	$6,825

Interest expense to New Plan Excel Realty Trust, Inc.	(2,450)	(4,613)

Other expenses	(6,478)	(6,224)

Net loss	($2,855)	($4,012)

	Six Months Ended
	June 30, 2001	June 30, 2000

Revenues	$12,873	$13,281

Interest expense to New Plan Excel Realty Trust, Inc.	(4,818)	(9,294)

Other expenses	(12,368)	(13,275)

Net loss	($4,313)	($9,288)

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: ERT Development Corporation, Continued

      Pointe Orlando Development Company, a wholly owned subsidiary of ERT, has a term loan which had a balance of $78.5 million at June 30, 2001, of which $15.0 million was guaranteed by the Company. At December 31, 2000, Pointe Orlando had outstanding construction and land loans totaling $78.5 million, of which $15 million was guaranteed by the Company. ERT also has an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Centre at Preston Ridge has a construction loan which had an outstanding balance of $52.6 million and $51.6 million at June 30, 2001 and December 31, 2000, respectively, of which $11 million is guaranteed by the Company. The Centre at Preston Ridge also has a land loan which had an outstanding balance of $18.3 million and $22.7 million at June 30, 2001 and December 31, 2000, respectively. The Company has agreed to guarantee up to $21.6 million of the land loan. In addition, the Company has guaranteed $0.4 million of the debt on an ERT joint venture retail development project, Vail Ranch II, in Temecula, California, all of which was outstanding at June 30, 2001.

      ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method. For the six months ended June 30, 2001, the equity in the losses of these investments recorded by ERT was ($74,000).

      On October 2, 2000, ERT acquired ownership of two properties, Annie Land Plaza and New Market Shopping Center, from Wilton Partners, in exchange for notes and interest receivable due to ERT. In connection with the acquisition, ERT assumed mortgages on the properties in the approximate amounts of $2.4 million for Annie Land Plaza and $2.8 million for New Market Shopping Center. The Company has guaranteed 100% of Annie Land Plaza’s outstanding mortgage balance which totaled approximately $2.4 million at June 30, 2001 and December 31, 2000. The Company has also guaranteed 25% of New Market Shopping Center’s outstanding mortgage balance which totaled $0.7 million at June 30, 2001 and December 31, 2000. In July 2001, both Annie Land Plaza and New Market Shopping Center were sold and the outstanding mortgage indebtedness was repaid. As a result of the sale, all loan guarantees were cancelled.

      On January 11, 2001, ERT acquired Stein Mart Center, a 112,400 square foot shopping center located in Poway, California, from Wilton Partners, one of its joint venture partners, in consideration for $4.9 million of notes receivable and accrued interest due to ERT.

      On May 18, 2001, The Ellman Companies repaid to ERT approximately $18.9 million of outstanding note receivables and accrued interest on Mesa Pavilions and The Groves. Approximately $2.1 million of the proceeds consist of a note receivable secured by certain interests in the Superior Towne Center, a Company joint venture. On June 18, 2001, ERT sold a 1.265 acre pad at the Center at Preston Ridge – Phase 2 for approximately $1.4 million. In total, ERT or its joint ventures received approximately $25.1 million during the first six months of 2001 from the repayment of outstanding note receivables and accrued interest and the sale of assets.

Note 5: Statement of Cash Flows — Supplemental Disclosure (in thousands)

      The amounts paid for interest for the six months ended June 30, 2001 and 2000 were $43.8 million and $46.6 million, respectively. State and local income taxes paid for the six months ended June 30, 2001 and 2000 were $0.2 million and $0.4 million, respectively.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Stockholders’ Equity

Earnings Per Share (EPS)

      In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Basic EPS
Numerator:

Net income from continuing operations	$22,566	$29,296	$44,920	$51,310

Preferred dividends	(5,660)	(5,658)	(11,319)	(11,317)

Net income available to common shares – basic, from continuing operations	16,906	23,638	33,601	39,993

Discontinued operations	5,215	6,175	10,064	11,410

Net income before extraordinary item	22,121	29,813	43,665,	51,403

Extraordinary item	—	758	—	758

Net income available to common shares – basic	$22,121	$30,571	$43,665	$52,161

Denominator:

Weighted average of common shares outstanding	87,206	87,651	87,207	87,629

Earnings per common shares – basic, from continuing operations	$0.19	$0.27	$0.38	$0.46

Earnings per common shares – basic, from discontinued operations	$0.06	$0.07	$0.12	$0.13

Earnings per common shares – basic, from extraordinary item	—	$0.01	—	$0.01

Earnings per common shares – basic	$0.25	$0.35	$0.50	$0.60

Diluted EPS
Numerator:

Net income from continuing operations	$22,566	$29,296	$44,920	$51,310

Preferred dividends	(5,660)	(5,658)	(11,319)	(11,317)

Minority interest	208	241	426	479

Net income available to common shares – diluted, from continuing operations	17,114	23,879	34,027	40,472

Discontinued operations	5,215	6,175	10,064	11,410

Net income before extraordinary item	22,329	30,054	44,091	51,882

Extraordinary item	—	758	—	758

Net income available to common shares – diluted	$22,329	$30,812	$44,091	$52,640

Denominator:

Weighted average of common shares outstanding	87,206	87,651	87,207	87,629

Effect of diluted securities:

Common stock options and warrants	313	128	233	157

Excel Realty Partners, L.P. third party units	1,235	1,235	1,235	1,235

Average shares outstanding – diluted	88,754	89,014	88,675	89,021

Earnings per common share – diluted from continuing operations	$0.19	$0.27	$0.38	$0.45

Earnings per common shares – diluted, from discontinued operations	$0.06	$0.07	$0.12	$0.13

Earnings per common shares – diluted, from extraordinary item	—	$0.01	—	$0.01

Earnings per common shares – diluted	$0.25	$0.35	$0.50	$0.59

Preferred A shares are anti-dilutive for earnings per share calculations.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Real Estate Held For Sale

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, principally Investment in ERT, a loss is recognized if the loss in value of the investment is other than temporary.

      As of June 30, 2001, four single tenant properties and four retail properties were classified as “Real estate held for sale”. These properties are located in eight states and have an aggregate gross leasable area of 398,000 square feet. The estimated fair market value of three of the properties held for sale is less than their book value, resulting in an impairment loss of $1.1 million recorded in the quarter ended June 30, 2001. These properties contributed $0.6 million in revenue and $0.4 million in net income for the three months ended June 30, 2001, and $1.3 million in revenue and $0.9 million in net income for the six months ended June 30, 2001.

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

      Soil and groundwater contamination exists at certain of the Company’s properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethelyne (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will be in the range of approximately $1 million to $3 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under these agreements, although in certain cases funds have been set aside with respect to the performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company’s purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray applied fireproofing materials) exist at certain of the Company’s properties. The Company currently estimates that the total cost of abatement of asbestos minerals at these properties would be approximately $3.2 million, although there can

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Environmental Matters, Continued

be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company. Included in other liabilities in the Company’s Consolidated Balance Sheet at June 30, 2001 is $3.2 million related to the clean-up of certain asbestos minerals.

Note 9: Non-Recurring Charge

      In connection with the retirement of Arnold Laubich from his positions as President and Chief Executive Officer, the Company entered into a retirement agreement with Mr. Laubich. The non-recurring charge shown for the six months ended June 30, 2000 is primarily the lump sum payments provided for in the retirement agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The following information should be read in conjunction with the Company’s consolidated financial statements and notes thereto as of June 30, 2001 included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied from such forward-looking statements.

      Cash flow from operations has been the principal source of capital to fund the Company’s ongoing operations. The Company’s issuance of common and preferred stock, use of the Company’s revolving credit facilities and financing from uncollateralized notes and mortgage debt are additional sources of capital.

      In order to continue to expand and develop its portfolio of properties and other investments, the Company intends to finance future acquisitions and growth through the most advantageous sources of capital available to the Company at the time, which may include excess cash flow, the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire portfolios of properties. The Company’s financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties, (iii) managing its exposure to interest rate risk represented by its floating rate debt and (iv) where possible, amortizing existing non-recourse mortgage debt secured by specific properties over the term of the leases with anchor tenants at such mortgaged properties.

      As of June 30, 2001, the Company had approximately $14 million in cash, cash equivalents and marketable securities.

      The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility (“Facility #1”) expires in November 2001 with the right of extension to November 2002. The other facility (“Facility #2”) expires in November 2002. As of June 30, 2001, the Company had $59.3 million outstanding under Facility #1, which bears interest at LIBOR plus 72.5 basis points, and $117.5 million outstanding under Facility #2 which bears interest at LIBOR plus 67.5 basis points. The covenants under these credit facilities include maintaining certain ratios such as liabilities to assets of less than 50% and maintaining a minimum unencumbered assets coverage ratio of 2 to 1. In addition, the Company has a $100 million term loan facility with Fleet National Bank (“FNB”), of which $75 million was outstanding as of June 30, 2001. This facility is scheduled to mature on May 8, 2002, with the right of extension to November 2002. Loans drawn under this new facility will accrue interest at LIBOR plus 90 basis points (based on the Company’s current credit rating). The term loan agreement prepared in connection with the new FNB facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities.

      In addition to outstanding amounts on the Company’s credit facilities, debt as of June 30, 2001 consisted of $314.2 million of mortgages payable having a weighted average interest rate of 7.6% and $613.1 million of notes payable with a weighted average interest rate of 7.3%. Of this debt, $50.7 million bears a variable interest rate. Additionally, the Company has $2 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $14.2 million (approximately U.S. $9.3 million as of June 30, 2001) which are sensitive to currency exchange rate fluctuations.

      The Company guarantees certain indebtedness of ERT, and the debt outstanding related to these guarantees as of June 30, 2001 was $51 million. ERT has third-party debt of $161.3 million, excluding notes payable to the Company, having a weighted average interest rate of 7.6%. The Company provides substantially all of the capital required to fund ERT’s operations.

      In November 1998, the Company filed a $1 billion shelf registration statement relating to the issuance from time to time of debt securities, preferred stock, depository shares, common stock, warrants and rights, in amounts, at initial prices and on terms to be determined at the time of offering. Under this shelf registration statement, the Company established a program for the issuance of medium-term notes due nine months or more from date of issue. As of June 30, 2001, an aggregate principal amount of $276 million was available for issuance under the Company’s medium-term notes program.

      In October 1999, the Company commenced a program to repurchase up to $75 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through June 30, 2001, approximately 2,100,000 shares had been repurchased and retired at an average purchase price of $15.28 per share. Of this amount, approximately 119,000 shares were repurchased and retired in the six months ended June 30, 2001.

      In May 2001, the Board of Directors authorized the repurchase of up to $125 million of the Company’s outstanding preferred stock and public debt.

      Other sources of funds are available to the Company. Based on management’s internal evaluation of the Company’s properties, many of which are free and clear of mortgages, the estimated value is considerably in excess of the outstanding mortgage indebtedness. Accordingly, management believes that potential exists for additional mortgage financing as well as unsecured borrowing capacity from banks and other lenders.

      The Company has three classes of preferred stock outstanding as of June 30, 2001: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

      The current quarterly dividend on the Company’s common stock is $0.4125 per share. The maintenance of this dividend will be subject to various factors, including the discretion of the Board of Directors of the Company, the ability to pay dividends under applicable law and the effect which the payment of dividends may have from time to time on the maintenance by the Company of its status as a REIT. In addition, the Company must comply with the loan covenant requirements as described under the Company’s credit facilities.

      In the normal course of business, the Company also faces risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks and are not included in the aforementioned notes.

Results of operations for the three months ended June 30, 2001 and 2000

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

      On May 17, 2001, the Company announced that it entered into a definitive agreement to sell its 53 garden apartment communities containing 12,550 units to a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. Gross proceeds from the sale will be approximately $380 million, from which approximately $55 million will be used to satisfy existing mortgage indebtedness encumbering the garden apartment communities. Accordingly, the assets and operating results for the garden apartment communities were reclassified and reported as discontinued operations.

      Revenues:

      Rental income decreased by approximately $1 million from $67.8 million for the three months ended June 30, 2000 to $66.8 million for the same period in 2001. The decrease was primarily due to the sale of 19 retail properties between April 1, 2000 and June 30, 2001.

      Interest, dividend and other revenue decreased approximately $3.7 million from $7.4 million for the three months ended June 30, 2000 to $3.7 million for the same period in 2001. The decrease was primarily due to a decrease in interest income earned from ERT and the Company’s development projects. The decrease in interest income from ERT was due to a decrease in the interest rate being charged by the Company.

      The change in equity participation in ERT of $1.1 million, from a loss of $4.0 million for the three months ended June 30, 2000 to a loss of $2.9 million for the same period in 2001, was primarily the result of a decrease in interest expense of $2.1 million. The decrease was partially offset by a $0.2 million reduction in interest income and an impairment loss of $0.7 million. In addition, net income for two operating mall properties (the Mall at 163rd Street and Pointe Orlando) decreased $0.3 million, partially offset by net income of $0.1 million from the acquisition of two properties in October 2000 and an additional property in January 2001.

      The Mall at 163rd Street, a property owned by ERT, had a decrease in net income of $0.8 million primarily due to a decrease in rental and other revenues because of redevelopment activities.

      Pointe Orlando, a property owned by ERT, had a decrease in net loss of $0.5 million due to decreased legal costs which were partially offset by an increase in bad debt expense.

      Foreign currency gain increased approximately $0.6 million from a loss of $0.3 million for the three months ended June 30, 2000 to a gain of $0.3 million for the same period in 2001. The foreign currency gain was due to the increase in value of the Canadian dollar.

      Expenses:

      Total expenses decreased $2.5 million from $62.8 million for the three months ended June 30, 2000 to $60.3 million for the same period in 2001. The major areas of change are discussed below.

      Operating costs increased $0.7 million from $12.7 million for the three months ended June 30, 2000 to $13.4 million for the same period in 2001. A higher utility cost of $0.5 million was the primary factor for the increase. In addition, repairs and maintenance and personnel costs increased $0.2 million. The increases were partially offset by a decrease in professional costs.

      Interest expense decreased $2.8 million from $22.6 million for the three months ended June 30, 2000 to $19.8 million for the same period in 2001. The decrease was primarily due to lower interest rates and a decrease in the Company’s debt portfolio.

      Real estate taxes decreased $0.8 million from $9.4 million for the three months ended June 30, 2000 to $8.6 million in for same period in 2001. Approximately $0.1 million of the decrease was due to property dispositions. The additional $0.7 million was due to a combination of decreases in tax rates and property assessments.

      The non-recurring charges in 2000 of $0.9 million represented payments made to certain officers in connection with their resignation or retirement from the Company and their respective retirement employment agreements.

      Provision for doubtful accounts increased $0.4 million from $1.3 million for the three months ended June 30, 2000 to $1.7 million for the same period in 2001. The increase was primarily due to a higher receivable balance at June 30, 2001.

Results of operations for the six months ended June 30, 2001 and 2000

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

      Revenues:

      Rental income decreased by approximately $3.7 million from $136.7 million for the six months ended June 30, 2000 to $133 million for the same period in 2001. The decrease was primarily due to the sale of 19 retail properties between April 1, 2000 and June 30, 2001.

      Interest, dividend and other revenue decreased approximately $7.3 million from $14.8 million for the six months ended June 30, 2000 to $7.5 million for the same period in 2001. The decrease was primarily due to a decrease in interest income earned from ERT and the Company’s development projects. The decrease in interest income from ERT was due to a decrease in the interest rate being charged by the Company.

      The change in equity participation in ERT of $5.0 million, from a loss of $9.3 million for the six months ended June 30, 2000 to a loss of $4.3 million for the same period in 2001, was primarily the result of a decrease in interest expense of $4.5 million, increases in the net income of $0.9 million for two operating mall properties (the Mall at 163rd Street and Pointe Orlando) and the acquisition of two properties in October 2000 and an additional property in January 2001. These increases were partially offset by an impairment loss of $0.7 million.

      The Mall at 163rd Street, a property owned by ERT, had a decrease in net income of $0.5 million. Rental and other revenue decreased $1.3 million because of redevelopment activities, partially offset by a decrease in operating expenses and bad debt expense.

      Pointe Orlando, a property owned by ERT, had a decrease in net loss of $1.0 million due primarily to a decrease in legal costs.

      Foreign currency loss decreased approximately $0.2 million from a loss of $0.3 million for the six months ended June 30, 2000 to a loss of $0.1 million for the same period in 2001. The decrease in the foreign currency loss was due to the increase in value of the Canadian dollar.

      Expenses:

      Total expenses decreased $6.5 million from $127 million for the six months ended June 30, 2000 to $120.5 million for the same period in 2001. The major areas of change are discussed below.

      Operating costs decreased $0.9 million from $27 million for the six months ended June 30, 2000 to $26.1 million for the same period in 2001. Approximately $0.4 million of the decrease was due to lower contracted services and repair costs. In addition, a $0.2 million reduction was due to the sale of 19 retail properties between April 2000 and June 30, 2001.

      Interest expense decreased $3.6 million from $44.3 million for the six months ended June 30, 2000 to $40.7 million for the same period in 2001. The decrease was primarily due to lower interest rates and a decrease in the Company’s debt portfolio.

      Real estate taxes decreased $1.2 million from $18.5 million for the six months ended June 30, 2000 to $17.3 million for the same period in 2001. Approximately $0.3 million of the decrease was due to property dispositions. The additional $0.9 million was due to a combination of decreases in tax rates and property assessments.

      The non-recurring charges of $3.7 million in 2000 were primarily payments made to certain officers in connection with their resignation or retirement from the Company and their respective retirement employment agreements.

      Provision for doubtful accounts increased $1.8 million from $1.9 million for the six months ended June 30, 2000 to $3.7 million for the same period in 2001. This was primarily due to the collection of amounts previously thought to be uncollectible for the six months ended June 30, 2000. The Company has also recorded an allowance of $0.9 million relating to a mortgage receivable in 2001.

Funds From Operations

      The Company calculates funds from operations (“FFO”) as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of Funds From Operations which requires the inclusion of both recurring and non-recurring results of operations. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(In thousands, except per share amounts)
Net income before extraordinary items[1]	$27,781	$35,471	$54,984	$62,720

Preferred dividends	(5,660)	(5,658)	(11,319)	(11,317)

Minority interest	208	241	426	479

Net income applicable to common shareholders – diluted	22,329	30,054	44,091	51,882

Gain (loss) on sale of real estate – New Plan Excel	614	(7,915)	639	(7,914)

Impairment of real estate – New Plan Excel and ERT	1,878	1,900	4,117	1,900

Depreciation and amortization New Plan Excel real estate assets	16,730	15,554	32,805	31,543

ERT Development Corp. real estate assets	1,438	1,200	2,920	2,316

Preferred dividends	801	800	1,601	1,600

Funds from operations	$43,790	$41,593	$86,173	$81,327

Weighted average of common shares outstanding – diluted	90,628	90,888	90,549	90,895

Preferred A shares have a dilutive effect for FFO calculations.

[1]	Includes results from discontinued operations

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      As of June 30, 2001, the Company had approximately $50.7 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $251.8 million outstanding as of June 30, 2001 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.2 billion of outstanding total debt of the Company, the approximately $2.9 billion of total assets of the Company and the approximately $2.8 billion market capitalization of the Company’s common stock as of that date.

      The Company was a party to one hedging agreement with respect to its floating rate debt as of June 30, 2001. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company’s exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future would increase the Company’s interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company’s interest expense as compared to the floating rate debt underlying the Company’s hedging agreements and could result in the Company making payments to unwind such agreements.

      If market rates of interest on the Company’s variable rate debt increase by 10% (or approximately 60 basis points), the increase in interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $1.1 million. If market rates of interest increase by 10%, the fair value of the Company’s total outstanding debt would decrease by approximately $7.9 million. If market rates of interest on the Company’s variable rate debt decrease by 10% (or approximately 60 basis points), the decrease in interest expense on the Company’s variable rate debt would increase future earnings and cash flows by approximately $1.1 million.

      As of June 30, 2001, the Company had notes receivable in the total amount of Canadian $14.2 million (approximately U.S. $9.3 million as of June 30, 2001). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of June 30, 2001.

PART II —OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 annual meeting of stockholders was held on May 16, 2001. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

Proposal One: Election of Directors.

(a)	74,349,561 votes were cast for the election of Robert A. Friedman as a Director; 1,276,294 votes were withheld.

(b)	73,519,784 votes were cast for the election of Norman Gold as a Director; 2,106,071 votes were withheld.

(c)	72,858,380 votes were cast for the election of William Newman as a Director; 2,767,474 votes were withheld.

There were no abstentions or broker non-votes in connection with this proposal.

Item 6.           Exhibits and Reports on Form 8-K

            (a)       Exhibits:

3.1	Amendments to the Bylaws of the Company, dated May 16, 2001.

3.2	Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001).

10.1	Term Loan Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto and Fleet National Bank, as administrative agent.

10.2	Guaranty, dated as of May 9, 2001, by and among New Plan Realty Trust, Excel Realty Trust – ST, Inc. and Fleet National Bank, as administrative agent.

10.3	Amendment No. 4 to Credit Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as a co-documentation agent.

10.4	Amendment No. 3 to Credit Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as a co-documentation agent.

10.5	Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of March 30, 2001, by the Company (Briar Preston Ridge).

(b)	During the period covered by this report the Company filed the following reports on Form 8-K:

Form 8-K filed on May 10, 2001 containing Item 9, Regulation FD Disclosure. This is the filing of the Supplemental Disclosure of the registrant for the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2001

NEW PLAN EXCEL REALTY TRUST, INC

By: /s/ Glenn J. Rufrano Glenn J. Rufrano President and Chief Executive Officer

By: /s/ John B. Roche John B. Roche Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Amendments to the Bylaws of the Company, dated May 16, 2001.

3.2	Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001).

10.1	Term Loan Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto and Fleet National Bank, as administrative agent.

10.2	Guaranty, dated as of May 9, 2001, by and among New Plan Realty Trust, Excel Realty Trust – ST, Inc. and Fleet National Bank, as administrative agent.

10.3	Amendment No. 4 to Credit Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as a co-documentation agent.

10.4	Amendment No. 3 to Credit Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as a co-documentation agent.

10.5	Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of March 30, 2001, by the Company (Briar Preston Ridge).