Form 10-Q
period 2001-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2001-11-14
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2001
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

Yes  X                No

The number of shares of common stock outstanding at November 1, 2001 was 87,335,653.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Rental revenues:
Rental income	$67,607	$67,217	$200,617	$203,899
Percentage rents	1,679	1,184	5,597	5,454
Expense reimbursements	14,648	13,139	43,908	39,779

Total rental revenues	83,934	81,540	250,122	249,132

Expenses:
Operating costs	13,688	11,857	39,749	38,812
Real estate and other taxes	8,766	8,806	26,071	27,354
Interest	20,202	22,301	60,951	66,615
Depreciation and amortization	14,717	13,293	42,609	40,344
Provision for doubtful accounts	1,082	649	4,824	2,551
Non-recurring charge	—	1	—	3,665
General and administrative	2,100	1,140	6,830	5,718

Total expenses	60,555	58,047	181,034	185,059

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	23,379	23,493	69,088	64,073
Other income and expenses:
Interest, dividend, and other income	3,181	7,477	10,652	22,252
Equity participation in ERT	—	(5,075)	(4,313)	(14,363)
Gain in equity affiliate	44	—	44	—
Foreign currency loss	(369)	(116)	(499)	(408)
Gain on sale of real estate	700	1,185	683	9,099
Impairment of real estate	(8,774)	—	(12,148)	(1,900)
Minority interest in income of partnership	(215)	(276)	(641)	(755)

Income from continuing operations	17,946	26,688	62,866	77,998

Discontinued operations:
Income from discontinued operations of garden apartments	3,615	5,545	13,679	16,955
Gain on sale of discontinued operations	1,500	—	1,500	—

Net income before extraordinary item	23,061	32,233	78,045	94,953
Extraordinary item	—	—	—	758

Net income	$23,061	$32,233	$78,045	$95,711

Other comprehensive income (loss):
Unrealized (loss) gain on securities for the period	(239)	(6)	223	229
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive loss	—	—	(2,214)	—
Unrealized derivative gain (loss) on interest rate swap	519	—	(1,314)	—

Comprehensive income	$23,341	$32,227	$74,740	$95,940

Net income available to common stock — basic	$17,401	$26,574	$61,066	$78,735

Net income available to common stock — diluted	$17,616	$26,850	$61,707	$79,490

Basic earnings per common share:
Income from continuing operations	$0.14	$0.24	$0.52	$0.70
Discontinued operations	$0.04	$0.06	$0.16	$0.19
Gain on sale of discontinued operations	$0.02	—	$0.02	—
Extraordinary item	—	—	—	$0.01

Basic earnings per share	$0.20	$0.30	$0.70	$0.90

Diluted earnings per common share:
Income from continuing operations	$0.14	$0.24	$0.52	$0.69
Discontinued operations	$0.04	$0.06	$0.16	$0.19
Gain on sale of discontinued operations	$0.02	—	$0.02	—
Extraordinary item	—	—	—	$0.01

Diluted earnings per share	$0.20	$0.30	$0.70	$0.89

Average shares outstanding — basic	87,210	87,651	87,208	87,636

Average shares outstanding — diluted	88,800	89,020	88,718	89,023

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000
(In thousands, except per share amounts)

	Unaudited

ASSETS	September 30, 2001	December 31, 2000

Real estate:
Land	$482,706	$463,602
Building and improvements	2,123,154	1,989,029
Accumulated depreciation	(255,260)	(218,638)

Net real estate	2,350,600	2,233,993
Real estate held for sale	40,385	9,104
Cash and cash equivalents	120,971	1,170
Marketable securities	1,751	1,531
Receivables:
Trade, less allowance for doubtful accounts of $17,703 and $12,816 at September 30, 2001 and December 31, 2000, respectively	44,469	43,454
Other, net	14,875	11,620
Mortgages and notes receivable	91,871	58,553
Prepaid expenses and deferred charges	14,268	9,320
Assets in discontinued operations	—	346,779
Investment in and loans to ERT Development Corporation	—	170,004
Other investment in equity affiliate	3,129	—
Other assets	42,360	8,903

Total assets	$2,724,679	$2,894,431

Liabilities:
Mortgages payable, including unamortized premium of $6,628 and $7,753 at September 30, 2001 and December 31, 2000, respectively	$347,765	$328,803
Notes payable, net of unamortized discount of $1,817 and $2,008 at September 30, 2001 and December 31, 2000, respectively	613,183	612,992
Credit facilities	75,000	243,750
Capital leases	29,237	29,431
Other liabilities	126,250	92,145
Tenant security deposits	5,694	7,791

Total liabilities	1,197,129	1,314,912

Minority interest in partnership	22,932	23,909

Stockholders’ equity:
Preferred stock, Series A: $.01 par value, 25,000 shares authorized:
4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 1,507 shares outstanding at September 30, 2001 and December 31, 2000, respectively; Series B: 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 shares outstanding at September 30, 2001 and December 31, 2000, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at September 30, 2001 and December 31, 2000, respectively	23	23
Common stock, $.01 par value, 250,000 shares authorized; 87,213 and 87,320 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	872	873
Additional paid-in capital	1,695,162	1,695,994
Accumulated other comprehensive (loss) income	(2,750)	555
Accumulated distribution in excess of net income	(188,689)	(141,835)

Total stockholders’ equity	1,504,618	1,555,610

Total liabilities and stockholders’ equity	$2,724,679	$2,894,431

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
(In thousands)

	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net income	$78,045	$95,711
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	51,079	47,134
Amortization of net premium/discount on mortgages and notes payable	(938)	(862)
Amortization of deferred debt and loan acquisition costs	1,128	732
Foreign currency loss	499	408
Provision for doubtful accounts	5,260	2,902
Gain on sale of real estate and securities, net	(2,200)	(9,099)
Minority interest in income of partnership	641	755
Extraordinary item	—	(758)
Impairment of real estate assets	12,148	1,900
Equity in loss of affiliate	4,269	14,363
Change in investment in and accrued interest on loans to ERT Development Corporation	(2,491)	(10,217)
Changes in operating assets and liabilities, net:
Change in trade and notes receivable	2,393	(5,290)
Change in other receivables	2,494	(7,089)
Change in other liabilities	17,111	8,347
Change in sundry assets and liabilities	(8,929)	(2,589)

Net cash provided by operating activities	160,509	136,348

Cash flows from investing activities:
Real estate acquisitions and building improvements	(40,862)	(17,497)
Proceeds from real estate sales, net	387,879	41,530
Leasing commissions paid	(1,048)	—
Purchase of ERT Development Corporation common stock	(435)	—
Cash acquired from purchase of ERT Development Corporation	543	—
Advances for mortgage notes receivable, net	—	(3,359)
Loans to ERT Development Corporation	(721)	(37,024)
Repayments from ERT Development Corporation	—	9,284
Repayments of mortgage notes receivable	3,864	765
Advances for mortgages and notes receivable	(600)	—

Net cash provided (used in) investing activities	348,620	(6,301)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(63,692)	(101,287)
Reserves established for mortgages payable	(28,199)	—
Financing fees paid	(1,271)	—
Dividends paid	(124,966)	(125,228)
Proceeds from mortgages payable		48,000
Proceeds from credit facility borrowing	58,000	162,000
Repayment of credit facility	(226,750)	(112,000)
Proceeds from exercise of stock options	149	6,600
Distributions paid to minority partners	(1,617)	(1,611)
Payments for the repurchase of common stock	(1,598)	(7,554)
Repayment of loans receivable for the purchase of common stock	616	—

Net cash used in financing activities	(389,328)	(131,080)

Net increase (decrease) in cash and cash equivalents	119,801	(1,033)
Cash and cash equivalents at beginning of year	1,170	10,834

Cash and cash equivalents at end of year	$120,971	$9,801

The accompanying notes are an integral part of the consolidated financial statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Financial Statement Presentation

     The accompanying unaudited consolidated financial statements have been prepared by New Plan Excel Realty Trust, Inc. (the “Company”) pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

     As a result of the discontinued operations, resulting from the sale of the Company’s garden apartment communities, the principal business of the Company and its consolidated affiliates is the ownership, development and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and no tenant comprises more than 10% of revenues.

Note 2: Accounting Change

     Effective January 1, 2001, the Company adopted SFAS 133/138 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This accounting standard requires the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

     The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is accomplished using an interest rate swap, which has been designated as a cash flow hedge. At September 30, 2001, the Company’s derivative instrument consisted of a two year interest rate swap agreement of $75 million, which effectively fixes the annual interest rate of the Company’s variable rate debt under the Company’s credit facilities at a base rate of 6.67% plus applicable spread. As a result of the third quarter sale of our garden apartment communities (as described in note 3), the Company’s derivative instrument was reduced from $125 million to $75 million.

     The adoption of SFAS 133 as of January 1, 2001 resulted in a cumulative transition adjustment of $2.2 million to OCI and a corresponding liability of the same amount. The Company expected to reclassify as a charge to earnings during the twelve months following the adoption, a majority of the transition adjustment that was recorded in accumulated OCI.

     For the nine months ended September 30, 2001, the critical terms of the interest rate swap and the variable rate debt were the same, so no ineffectiveness was recorded in the consolidated financial statements. All components of the interest rate swap were included in the assessment of hedge effectiveness. The change in fair market value of the interest rate swap was $1.3 million and was recorded in OCI. As of September 30, 2001, the Company expects to reclassify the remaining losses accumulated in OCI to earnings during the next twelve months.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Discontinued Operations

     On September 21, 2001, pursuant to an agreement dated May 11, 2001, the Company and a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. (“Houlihan/C.L.K.”) consummated the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/C.L.K. The one remaining apartment community (The Club Apartments) was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001.

     As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million. In connection with the garden apartment community portfolio transaction, the Company provided a letter of credit in the amount of approximately $31 million which has a term of three years (subject to the right of Houlihan/C.L.K. to terminate or reduce the amount thereof after 18 months or, alternatively, to extend the term for one additional year) and for which the Company will receive a fee while it remains outstanding.

     The Company has allocated interest to its discontinued operations in accordance with EITF 87-24. Such interest includes (i) garden apartment portfolio mortgage interest for all periods and (ii) interest on a $50 million portion of the credit facilities subsequent to October 1, 2000, when an interest rate swap was entered into in contemplation of a possible sale of the portfolio.

     After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million. Approximately $1.5 million of the gain has been recognized currently, with the balance to be recognized as a function of the reduction of the Company’s exposure under the letter of credit. The deferred gain of $17 million, net of other liabilities of $6.5 million assumed by the buyer, is included in other liabilities in the consolidated balance sheet.

     Included in the Consolidated Statement of Income are the discontinued operations of garden apartment communities which are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Rental revenue:	$17,534	$19,101	$56,063	$57,186
Operating costs	8,061	8,579	25,063	25,568
Real estate and other taxes	1,217	1,660	4,039	4,832
Interest expense	1,366	892	4,899	2,690
Depreciation and amortization	3,034	2,298	7,947	6,790
Provision for doubtful accounts	241	127	436	351

Income from discontinued operations of garden apartments	3,615	5,545	13,679	16,955
Gain on sales of discontinued operations	1,500	—	1,500	—

Net income from discontinued operations of garden apartments	$5,115	$5,545	$15,179	$16,955

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Discontinued Operations, Continued

     Included in the December 31, 2000 Consolidated Balance Sheet are net assets of the discontinued operations of garden apartment communities which include:

Assets	December 31, 2000

Land	$68,638
Buildings and improvements	321,007
Less: accumulated depreciation and amortization	(42,866)

Assets in discontinued operations	$346,779

Note 4: ERT Development Corporation

     In 1995, ERT Development Corporation (“ERT”) was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. Until July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT and an officer and director of the Company owned all the common shares. As of July 1, 2001, the Company purchased all of the common shares of ERT, and ERT is now a wholly owned subsidiary of the Company. Cash requirements to facilitate ERT’s transactions have primarily been obtained through borrowings from the Company. In 2001, ERT elected to become a “taxable REIT subsidiary” of the Company under the tax rules applicable to REITs.

     Investment in and loans to ERT by the Company are comprised of the following (in thousands):

December 31, 2000

Investment	($13,641)
Uncollateralized loans and accounts receivable	69,393
Collateralized loans receivable	85,724
Accrued interest	28,528

$170,004

     Interest and principal payments from ERT to the Company are primarily received upon the completion of development projects. Interest receivable from ERT was $28.5 million at December 31, 2000. Interest income recognized by the Company was $4.6 million for the three months ended September 30, 2000 and $13.9 million for the nine months ended September 30, 2000.

     The equity in the losses of ERT recorded by the Company was ($14.4) million for the nine months ended September 30, 2000 and ($5.1) million for the three months ended September 30, 2000.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: ERT Development Corporation, Continued

     Summary unaudited financial information for ERT is as follows (in thousands).

December 31, 2000

Condensed Balance Sheets
Mortgages, notes and interest receivable from developers, interest at 10% to 12%	$61,339
Real estate and other assets, net of depreciation	202,153

Total assets	$263,492

Mortgages, notes and accounts payable to New Plan Excel Realty Trust, Inc.	$155,118
Accrued interest payable to New Plan Excel Realty Trust, Inc.	28,528
Mortgages, construction and land loans	83,650
Other liabilities	9,837

Total liabilities	277,133
Total stockholders’ equity	(13,641)

Total liabilities and stockholders’ equity	$263,492

Three Months Ended
September 30, 2000

Condensed Statements of Income	$6,007
Revenues	(4,571)
Interest expense to New Plan Excel Realty Trust, Inc.	(6,511)

Other expenses	($5,075)

Net loss

	Nine Months Ended
	September 30, 2001	September 30, 2000

Revenues	$12,873	$19,288
Interest expense to New Plan Excel Realty Trust, Inc.	(4,818)	(13,865)
Other expenses	(12,368)	(19,786)

Net loss	($4,313)	($14,363)

     The ERT condensed statement of income for the nine months ended September 30, 2001 only reflects six months of revenues and expenses. Effective July 1, 2001, ERT has been consolidated with the Company.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: ERT Development Corporation, Continued

     Pointe Orlando Development Company, a wholly owned subsidiary of ERT, had outstanding construction and land loans totaling $78.5 million at December 31, 2000, of which $15 million was guaranteed by the Company. ERT also has an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Centre at Preston Ridge has a construction loan which had an outstanding balance of $51.6 million at December 31, 2000, of which $11 million is guaranteed by the Company. The Centre at Preston Ridge also has a land loan which had an outstanding balance of $22.7 million at December 31, 2000, all of which was guaranteed by the Company.

     On October 2, 2000, ERT acquired ownership of two properties, Annie Land Plaza and New Market Shopping Center, from Wilton Partners, in exchange for notes and interest receivable due to ERT. In connection with the acquisition, ERT assumed mortgages on the properties in the approximate amounts of $2.4 million for Annie Land Plaza and $2.8 million for New Market Shopping Center. The Company guaranteed 100% of Annie Land Plaza’s outstanding mortgage balance which totaled approximately $2.4 million at December 31, 2000. The Company also guaranteed 25% of New Market Shopping Center’s outstanding mortgage balance which totaled $0.7 million at December 31, 2000. In July 2001, both Annie Land Plaza and New Market Shopping Center were sold and the outstanding mortgage indebtedness was repaid. As a result of the sale, all loan guarantees were cancelled.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Pro Forma Financial Information

     The following pro forma financial information for the nine months ended September 30, 2001 and 2000 is presented as if the acquisition of 100% of the common stock in ERT had been owned on January 1, 2001 and 2000. In management’s opinion, all adjustments necessary to reflect the effects of this transaction have been made.

     This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2001 and 2000, nor do they represent the results of operations of future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Rental revenues	$83,934	$86,211	$260,584	$260,016
Expenses	(60,555)	(64,558)	(193,402)	(198,334)
Other income and expenses	(5,433)	5,035	(4,316)	16,316

Income from continuing operations	$17,946	$26,688	$62,866	$77,998

Note 6: Other Investments

     The Company’s other investments represent a direct equity investment in Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company accounts for these investments using the equity method. For the three months ended September 30, 2001, the equity of these investments recorded by the Company was $44,000. The Company’s investment in these joint venture projects at September 30, 2001 was $3.1 million.

     The Centre at Preston Ridge has a construction loan which had an outstanding balance of $57.5 million at September 30, 2001, of which $11 million is guaranteed by the Company. The Centre at Preston Ridge also has a land loan which had an outstanding balance of $17.5 million at September 30, 2001, all of which is guaranteed by the Company.

Note 7: Statement of Cash Flows – Supplemental Disclosure

     The amounts paid for interest for the nine months ended September 30, 2001 and 2000 were $62.8 million and $69.4 million, respectively. State and local income taxes paid for the nine months ended September 30, 2001 and 2000 were $0.2 million and $0.8 million, respectively.

     As of July 1, 2001, the Company purchased all of the common shares of ERT, and ERT is now a wholly owned subsidiary of the Company. As a result, the net real estate assets acquired in connection with the ERT purchase was $190.4 million. Additional assets assumed, excluding cash, was $64.9 million. Total mortgages payable assumed by the Company at July 1, 2001 was $83.6 million and additional liabilities totaling $3.4 million.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Stockholders’ Equity

Earnings Per Share (EPS)

     In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic EPS
Numerator:
Net income from continuing operations	$17,946	$26,688	$62,866	$77,998
Preferred dividends	(5,660)	(5,659)	(16,979)	(16,976)

Net income available to common shares – basic, from continuing operations	12,286	21,029	45,887	61,022
Discontinued operations	3,615	5,545	13,679	16,955
Gain on sale of discontinued operations	1,500	—	1,500	—

Net income before extraordinary item	17,401	26,574	61,066	77,977
Extraordinary item	—	—	—	758

Net income available to common shares – basic	$17,401	$26,574	$61,066	$78,735

Denominator:
Weighted average of common shares outstanding	87,210	87,651	87,208	87,636

Earnings per common shares – basic, from continuing operations	$0.14	$0.24	$0.52	$0.70
Earnings per common shares – basic, from discontinued operations	$0.04	$0.06	$0.16	$0.19
Earnings per common shares – basic, from gain on sale of discontinued operations	$0.02	—	$0.02	—
Earnings per common shares – basic,
from extraordinary item	—	—	—	$0.01

Earnings per common shares – basic	$0.20	$0.30	$0.70	$0.90

Diluted EPS
Numerator:
Net income from continuing operations	$17,946	$26,688	$62,866	$77,998
Preferred dividends	(5,660)	(5,659)	(16,979)	(16,976)
Minority interest	215	276	641	755

Net income available to common shares – diluted, from continuing operations	$12,501	$21,305	$46,528	$61,777
Discontinued operations	3,615	5,545	13,679	16,955
Gain on sale of discontinued operations	1,500	—	1,500	—

Net income before extraordinary item	17,616	26,850	61,707	78,732
Extraordinary item	—	—	—	758

Net income available to common shares – diluted	$17,616	$26,850	$61,707	$79,490

Denominator:
Weighted average of common shares outstanding	87,210	87,651	87,208	87,636
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	1,235	1,235	1,235	1,235
Common stock options and warrants	355	134	275	152

Average shares outstanding – diluted	88,800	89,020	88,718	89,023

Earnings per common share – diluted from continuing operations	$0.14	$0.24	$0.52	$0.69
Earnings per common shares – diluted, from discontinued operations	$0.04	$0.06	$0.16	$0.19
Earnings per common shares – diluted, from gain on sale of discontinued operations	$0.02	—	$0.02	—
Earnings per common shares – diluted, from extraordinary item	—	—	—	$0.01

Earnings per common shares – diluted	$0.20	$0.30	$0.70	$0.89

Preferred A shares are anti-dilutive for earnings per share calculations.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Real Estate Held For Sale

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

     When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

     As of September 30, 2001, 11 single tenant properties, seven retail properties and one miscellaneous property were classified as “Real estate held for sale”. These properties are located in 12 states and have an aggregate gross leasable area of 932,000 square feet. The estimated fair market value of the properties held for sale is less than their book value, resulting in an impairment loss of $8.8 million recorded in the quarter ended September 30, 2001. These properties contributed $1.7 million in revenue and $1.1 million in net income for the three months ended September 30, 2001, and $4.8 million in revenue and $3.3 million in net income for the nine months ended September 30, 2001.

Note 10: Environmental Matters

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

     Soil and groundwater contamination exists at certain of the Company’s properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethelyne (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will be in the range of approximately $1 million to $3 million, although there can be no assurance that this range of estimates will prove accurate. In connection with certain of these properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners of certain of the properties (including in some cases, principals of the prior owners) to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. There can be no assurance that the remediation estimates of the Company will prove accurate or that the prior owners will perform their obligations under these agreements, although in certain cases funds have been set aside with respect to the performance under these agreements. In connection with certain other properties, the former tenants at the properties are in the process of performing the necessary remediation, although there can be no assurance that such remediation will be satisfactory. In connection with certain additional properties, the Company has assumed the obligation to perform the necessary remediation in connection with the Company’s purchase of the properties. In addition to the environmental conditions discussed above, asbestos minerals (associated with spray applied fireproofing materials) exist at certain of the Company’s properties. The Company currently estimates that the total cost of abatement of asbestos minerals at these properties would be approximately $3.2 million, although there can

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Environmental Matters, Continued

be no assurance that this estimate will prove accurate. The Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company. Included in other liabilities in the Company’s Consolidated Balance Sheet at September 30, 2001 is $3.2 million related to the clean-up of certain asbestos minerals.

Note 11: Non-Recurring Charge

     In connection with the retirement or resignation of certain officers, the non-recurring charge shown for the nine months ended September 30, 2000 is primarily the lump sum payments provided for in their respective retirement and resignation agreements.

Note 12: Recently Issued Accounting Standards

     In June 2001, FASB issued Statement 141, Business Combination (FAS 141). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement is effective June 30, 2001. The Company does not expect the impact of the adoption of this statement to be material.

     In June 2001, FASB issued Statement 142, Goodwill and Other Intangible Assets (FAS 142). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for fiscal year beginning after December 15, 2001. The Company does not expect the impact of the adoption of this statement to be material.

     In October 2001, FASB issued Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 144). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. This statement is effective for fiscal year beginning after December 15, 2001. The Company does not expect the impact of the adoption of this statement to be material.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Subsequent Event

     On October 10, 2001, the Company acquired Arapahoe Crossing from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest. Araphoe Crossing is a 460,700 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, which is in the final phase of development. Tenants include King Soopers (a division of The Kroger Co.), Kohl’s, Borders, Marshalls, OfficeMax and Old Navy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The following information should be read in conjunction with the Company’s consolidated financial statements and notes thereto as of September 30, 2001 included in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plans expressed or implied from such forward-looking statements.

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

     As of September 30, 2001, the Company had approximately $123 million in cash, cash equivalents and marketable securities.

     The Company has two revolving credit facilities with The Bank of New York, each of which provides for $122.5 million in uncollateralized advances from a group of banks. One facility (“Facility #1”) was scheduled to expire in November 2001. On October 22, 2001, the Company extended the maturity at original terms for one year to October 21, 2002. The other facility (“Facility #2) expires in November 2002. As of September 30, 2001, the Company had $0 million outstanding under Facility #1, which bears interest at LIBOR plus 72.5 basis points, and $0 million outstanding under Facility #2, which bears interest plus 67.5 basis points. In addition, the Company has a $75 million term loan facility with Fleet National Bank (“FNB”). Under the terms of the loan, the Company had the option to draw an additional $25 million under this facility through October 31, 2001. Since the Company did not exercise its right to draw an additional $25 million, $75 million is outstanding at September 30, 2001. This facility is scheduled to mature on May 8, 2002, with the right of extension to November 2002. Loans drawn under this new facility will accrue interest at LIBOR plus 90 basis points (based on the Company’s current credit rating). The term loan agreement prepared in connection with the facility contains covenants substantially similar to those included in the two credit facilities of the Company with The Bank of New York. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities. As a result of the third quarter sale of our garden apartment communities, the Company’s swap agreement was reduced from $125 million to $75 million.

     On September 21, 2001, the Company and Houlihan/C.L.K. consummated the sale by the Company of the garden apartment community portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/C.L.K. The one remaining apartment community (The Club Apartments) was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001.

     As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million. In connection with the portfolio transaction, the Company provided a letter of credit in the amount of $31 million. The net proceeds were approximately $310 million after closing costs and satisfaction of the apartment garden mortgage loans of approximately $55 million. These net proceeds were used to repay outstanding balances under Facility #1 and Facility #2. The balance of the proceeds were used to (i) repay in October 2001 the outstanding balance of a term loan of approximately $78 million of Pointe Orlando Development Company, a wholly owned subsidiary of the Company, and (ii) for the acquisition of Arapahoe Crossings, a 460,700 square foot grocery-anchored community shopping center in Aurora, Colorado, in October 2001 for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest due to the community from the seller.

     In addition to outstanding amounts on the Company’s credit facilities, debt as of September 30, 2001 consisted of $347.8 million of mortgages payable having a weighted average interest rate of 7.3% and $613.2 million of notes payable with a weighted average interest rate of 7.3%. Of this debt, $106.9 million bears a variable interest rate. Additionally, the Company has $1.8 million in marketable equity securities which are sensitive to market price changes and notes receivable in the amount of Canadian $14.2 million (approximately U.S. $9.0 million as of September 30, 2001) which are sensitive to currency exchange rate fluctuations.

     In November 1998, the Company filed a $1 billion shelf registration statement relating to the issuance from time to time of debt securities, preferred stock, depository shares, common stock, warrants and rights, in amounts, at initial prices and on terms to be determined at the time of offering. Under this shelf registration statement, the Company established a program for the issuance of medium-term notes due nine months or more from date of issue. As of September 30, 2001, an aggregate principal amount of $276 million was available for issuance under the Company’s medium-term notes program.

     In October 1999, the Company commenced a program to repurchase up to $75 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through September 30, 2001, approximately 2,100,000 shares had been repurchased and retired at an average purchase price of $15.28 per share. Of this amount, approximately 119,000 shares were repurchased and retired in the nine months ended September 30, 2001.

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

     The Company has three classes of preferred stock outstanding as of September 30, 2001: (i) 1,507,000 shares of 8 1/2% Series A Cumulative Convertible Preferred Stock outstanding which have an annual distribution of $2.125 per share payable quarterly; (ii) 6,300,000 depositary shares outstanding, each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, with an annual distribution of $2.15625 per depositary share payable quarterly; and (iii) 1,500,000 depositary shares outstanding, each representing 1/10 of one share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, with a liquidation preference and annual distribution of $50 and $3.90 per depositary share, respectively.

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

Results of operations for the three months ended September 30, 2001 and 2000

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

     On September 21, 2001, the Company “Houlihan/C.L.K.” consummated the sale by the Company of the Garden Apartment Community Portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/C.L.K. The one remaining apartment community (The Club Apartments)

was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001. Accordingly, the assets and operating results of the garden apartment communities were reclassified and reported as discontinued operations.

     On July 1, 2001, the Company acquired 100% of the common stock in ERT Development Corporation (“ERT”). Effective July 1, 2001, ERT is consolidated with the Company. Prior to July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT. The Company accounted for ERT using the equity method of accounting prior to July 1, 2001.

Revenues:

Rental income increased by $0.4 million from $67.2 million for the three months ended September 30, 2000 to $67.6 million for the same period in 2001. The consolidation of ERT produced revenue increases of approximately $3.6 million. These increases were partially offset by the sale of 20 retail properties between July 1, 2000 and September 30, 2001, which accounted for revenue reductions of $1.1 million. Clearwater Mall (“Clearwater”), a property under redevelopment, accounted for a revenue decline of $1.6 million. The balance of the change in revenue was a decrease of $0.5 million.

Percentage rents increased approximately $0.5 million from $1.2 million for the three months ended September 30, 2000 to $1.7 million for the same period in 2001 primarily as a result of the consolidation of ERT.

Expense reimbursements increased approximately $1.5 million from $13.1 million for the three months ended September 30, 2000 to $14.6 million for the same period in 2001 primarily due to the consolidation of ERT partially offset by interest income in notes receivable from ERT.

Interest, dividend and other income decreased by approximately $4.3 million from $7.5 million for the three months ended September 30, 2000 to $3.2 million for the same period in 2001. This decrease was due primarily to elimination of interest income from ERT as a result of the consolidation of ERT.

The change in equity participation in ERT, from a loss of $5.1 million in the three months ended September 30, 2000 to $0 for the same period in 2001 was due to the consolidation of ERT.

Foreign currency loss increased approximately $0.3 million from a loss of approximately $0.1 million for the three months ended September 30, 2000 to $0.4 million for the same period in 2001. The foreign currency loss was due to the decrease in value of the Canadian dollar.

Expenses:

Total expenses increased approximately $2.5 million from $58.0 million for the three months ended September 30, 2000 to $60.5 million for the same period in 2001. The major areas of change are discussed below.

Operating costs increased approximately $1.8 million from $11.9 million for the three months ended September 30, 2000 to $13.7 million for the same period in 2001. Operating costs for the ERT properties was $1.5 million along with increased utility costs, landscaping and cleaning costs of $0.8 million which was partially offset by the reduction in operating expenses for Clearwater and the properties sold.

Interest expense decreased approximately $2.1 million from $22.3 million for the three months ended September 30, 2000 to $20.2 million for the same period in 2001. A decrease of $3.2 million was due to lower interest rates and a decrease in the Company’s debt portfolio due to payoffs from property dispositions. The decrease was partially offset by interest expense of $1.1 million on Pointe Orlando, a retail property owned by ERT.

Depreciation expense increased $1.4 million from $13.3 million for the three months ended September 30, 2000 to $14.7 million for the same period in 2001. The primary reason for the increase is the additional depreciation on the ERT properties.

Provision for doubtful accounts increased approximately $0.4 million from $0.7 million for the three months ended September 30, 2000 to $1.1 million for the same period in 2001. The increase is primarily due to a higher receivable balance at September 30, 2001.

General and administrative expenses increased approximately $1.0 million from $1.1 million for the three months ended September 30, 2000 to $2.1 million for the same period in 2001. The major reasons for the increase were related to increases in personnel costs, insurance costs, taxes and professional costs.

Gains on the sale of real estate decreased approximately $0.5 million from $1.2 million for the three months ended September 30, 2000 to $0.7 million for the same period in 2001. For the three months ended September 30, 2001 the Company sold 7 retail properties, two land parcels and one out parcel resulting in a gain of $0.7 million. For the three months ended September 30, 2000 the Company sold 4 retail properties resulting in a gain of $1.2 million.

The estimated fair value of certain properties classified as “Real estate held for sale” was less than the book value of these properties. This resulted in an impairment of real estate expense of $8.8 million for the three months ended September 30, 2001. There was no impairment of real estate for the three months ended September 30, 2000.

Results of operations for the nine months ended September 30, 2001 and 2000

Rental income decreased by $3.3 million from $203.9 million for the nine months ended September 30, 2000 to $200.6 million for the same period in 2001. The decrease was due to the sale of 24 retail properties between January 1, 2000 and September 30, 2001, which accounted for a decrease of $2.4 million, Clearwater Mall, a property under redevelopment, accounted for a revenue decline of $2.6 million. These decreases were partially offset by a $3.6 million increase due to the consolidation of ERT. The balance of the change in revenue was a decrease of $1.9 million due to a slight decrease in occupancy.

Expense reimbursements increased approximately $4.1 million from $39.8 million for the nine months ended September 30, 2000 to $43.9 million for the same period in 2001. The increase is due to the consolidation of ERT and an increase in expenses available for expense reimbursement.

Interest, dividend and other income decreased by approximately $11.6 million from $22.3 million for the nine months ended September 30, 2000 to $10.7 million for the same period in 2001. The decrease was due primarily to decrease in interest income earned from ERT.

The change in equity participation in ERT of $10.1 million, from a loss of $14.4 million for the nine months ended September 30, 2000 to $4.3 million for the same period in 2001 was primarily a result of a decrease in the equity participation of $5.0 million for the period ended June 30, 2000 as compared with the same period in 2001 and the consolidation of ERT resulting in a decrease of $5.1 million.

Foreign currency loss increased approximately $0.1 million from a loss of approximately $0.4 million for the nine months ended September 30, 2000 to $0.5 million for the same period in 2001. The foreign currency loss was due to the decrease in value of the Canadian dollar.

Expenses:

Total expenses decreased approximately $4.0 million from $185.0 million for the nine months ended September 30, 2000 to $181.0 million for the same period in 2001. The major areas of change are discussed below.

Operating costs increased approximately $0.9 million from $38.8 million for the nine months ended September 30, 2000 to $39.7 million for the same period in 2001. Operating costs for the ERT properties was $1.5 million along with increased personnel costs, utility costs, landscaping and cleaning costs of $0.8 million which was partially offset by the reduction in operating expenses for Clearwater of $1.0 million and the properties sold $0.4 million.

Real estate and other taxes decreased approximately $1.3 million from $27.4 million for the nine months ended September 30, 2000 to $26.1 for the same period in 2001. Approximately $0.2 million of the decrease was due to property dispositions, Clearwater Mall accounted for a decrease of $0.3 million. These decreases were partially offset by an increase of $0.5 million from the ERT properties. The additional $1.3 million decrease was due to a combination of decreases in tax rates and property assessments associated with ongoing tax appeals.

Interest expense decreased approximately $5.7 million from $66.6 million for the nine months ended September 30, 2000 to $60.9 million for the same period in 2001. A decrease of $6.8 million is due to lower interest rates and a decrease in the Company’s debt portfolio due to payoffs from property dispositions. The decrease was partially offset by interest expense of $1.1 million on Pointe Orlando, a retail property owned by ERT.

Depreciation expense increased $2.2 million from $40.3 million for the nine months ended September 30, 2000 to

$42.6 million for the same period in 2001. The primary reason for the increase is the additional depreciation on the ERT properties and shorter depreciable lives used in 2001.

Provision for doubtful accounts increased approximately $2.3 million from $2.6 million for the nine months ended September 30, 2000 to $4.8 million for the same period in 2001. The increase is primarily due to the collection of amounts previously thought to be uncollectible for the nine months ended September 30, 2000 coupled with a higher receivable balance at September 30, 2001.

The non-recurring charges of $3.7 million in 2000 were primarily payments made to certain officers in connection with their resignation or retirement from the Company and their respective retirement employment agreements.

General and administrative expenses increased approximately $1.1 million from $5.7 million for the nine months ended September 30, 2000 to $6.8 million for the same period in 2001. The major reasons for the increase were related to increases in personnel costs, taxes and professional costs.

Gains on the sale of real estate decreased approximately $8.4 million from $9.1 million for the nine months ended September 30, 2000 to $0.7 million for the same period in 2001. For the nine months ended September 30, 2001 the Company sold 16 retail properties, four land parcels and one out parcel resulting in a gain of $0.7 million. For the nine months ended September 30, 2000 the Company sold 8 retail properties resulting in a gain of $9.1 million.

The estimated fair value of certain properties classified as “Real estate held for sale” was less than the book value of these properties. This resulted in an impairment of real estate expense of $12.1 million for the nine months ended September 30, 2001 and $1.9 million for the same period in 2000.

During 2000 there was a prepayment of a mortgage payable which had an unamortized mortgage premium associated with it. The elimination of this premium resulted in the extraordinary income of $0.8 million. There was no extraordinary income for the nine months ended September 30, 2001.

Funds From Operations

     The Company calculates funds from operations (“FFO”) as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities, impairment of real estate, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of Funds From Operations which requires the inclusion of both recurring and non-recurring results of operations. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(In thousands, except per share amounts)
Net income before extraordinary items[1]	$23,061	$32,233	$78,045	$94,953
Preferred dividends	(5,660)	(5,659)	(16,979)	(16,976)
Minority interest	215	276	641	755

Net income applicable to common shareholders – diluted	17,616	26,850	61,707	78,732

Gain on sale of real estate	(1,437)	(1,185)	(798)	(9,099)
Impairment of real estate	8,774	—	12,891	1,900
Depreciation and amortization	17,801	16,791	53,526	50,650
Preferred dividends	801	800	2,402	2,400

Funds from operations	$43,555	$43,256	$129,728	$124,583

Weighted average of common shares outstanding – diluted	90,674	90,894	90,592	90,897

Preferred A shares have a dilutive effect for FFO calculations

[1]	Includes results from discontinued operations

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001, the Company had approximately $106.9 million of outstanding floating rate mortgages and notes payable. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.1 billion of outstanding total debt of the Company, the approximately $2.7 billion of total assets of the Company and the approximately $2.8 billion market capitalization of the Company’s common stock as of that date.

     The Company was a party to one hedging agreement with respect to its floating rate debt as of September 30, 2001. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. The swap agreement was reduced to $75 million as a result of the sale of the garden apartment communities. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company’s exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future would increase the Company’s interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company’s interest expense as compared to the floating rate debt underlying the Company’s hedging agreements and could result in the Company making payments to unwind such agreements.

     If market rates of interest on the Company’s variable rate debt increase by 10% (or approximately 50 basis points), the increase in interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $0.6 million. If market rates of interest increase by 10%, the fair value of the Company’s total outstanding debt would decrease by approximately $7.5 million. If market rates of interest on the Company’s variable rate debt decrease by 10% (or approximately 50 basis points), the decrease in interest expense on the Company’s variable rate debt would increase future earnings and cash flows by approximately $0.6 million.

     As of September 30, 2001, the Company had notes receivable in the total amount of Canadian $14.2 million (approximately U.S. $9.0 million as of September 30, 2001). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of September 30, 2001.

PART II — OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K

(a)	Exhibits:

	2.1	Agreement for Purchase of Real Estate and Related Property, dated as of May 10, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

	2.2	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC (Club Sales Contract Amendment), filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

	2.3	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

	2.4	Closing Date Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of September 21, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

	10.1	Amendment No. 1 to Term Loan Agreement, dated as of September 6, 2001, among the Company, the lenders party thereto and Fleet National Bank, as administrative agent.

	10.2	Letter Agreement, dated as of July 27, 2001, between the Company and The Bank of New York, as administrative agent, concerning the credit agreements, each dated as of November 17, 1999, as amended, among the Company, the lenders party thereto and the Bank of New York, as administrative agent.

(b)	During the period covered by this report the Company filed the following reports on Form 8-K:

Form 8-K filed on August 9, 2001 containing Item 9, Regulation FD Disclosure. This is the filing of the Supplemental Disclosure of the registrant for the quarter ended June 30, 2001.

Form 8-K filed on October 5, 2001 containing Item 2, Acquisition or Disposition of Assets disclosure concerning the sale of the Company’s apartments portfolio.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
President and
Chief Executive Officer

By:	/s/John B. Roche
John B. Roche
Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1	Agreement for Purchase of Real Estate and Related Property, dated as of May 10, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

2.2	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC (Club Sales Contract Amendment), filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

2.3	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

2.4	Closing Date Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of September 21, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 5, 2001.

10.1	Amendment No. 1 to Term Loan Agreement, dated as of September 6, 2001, among the Company, the lenders party thereto and Fleet National Bank, as administrative agent.

10.2	Letter Agreement, dated as of July 27, 2001, between the Company and The Bank of New York, as administrative agent, concerning the credit agreements, each dated as of November 17, 1999, as amended, among the Company, the lenders party thereto and the Bank of New York, as administrative agent.