Form 10-K
period 2001-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2002-03-08
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to

Commission File Number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	33-0160389 (I.R.S. Employer Identification No.)

1120 Avenue of the Americas New York, NY 10036 (Address of Principal Executive Offices)	(212) 869-3000 (Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	New York Stock Exchange
Series A Cumulative Convertible Preferred Stock	New York Stock Exchange
Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $1,823,331,000 as of March 1, 2002, based on the closing price of $19.92 on the NYSE on that date.

      As of March 1, 2002, the number of shares of common stock of the Registrant outstanding was 94,357,359.

      Documents incorporated by reference: Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the “Registrant” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: national and local economic, business and real estate and other market conditions, including the economic disruption and uncertainty resulting from the terrorist attacks that occurred on September 11, 2001 and any similar or related events that may occur in the future; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the impact of increases in electronic commerce; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development (including the failure of acquisitions to close and pending developments to be completed on time and within budget); risks of disposition strategies (including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns); risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-K and, from time to time, in the other reports filed by the Company with the SEC or otherwise publicly disseminated by the Company. We undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business

General

      The Company, a self-administered and self-managed equity real estate investment trust (“REIT”), is a Maryland corporation and one of the nation’s largest owners of community and neighborhood shopping centers. As of December 31, 2001, the Company owned interests in 270 properties in 31 states. The Company’s properties at that date included 213 community and neighborhood shopping centers with approximately 32 million square feet of gross leasable area and 57 other assets (primarily retail) with approximately six million square feet of gross leasable area.

      The Company elected to be taxed as a REIT for federal income tax purposes, beginning with its taxable year ended December 31, 1987, and believes that, beginning with that taxable year, it has been organized and has operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986. Although the Company believes that it will continue to operate in such a manner, no assurance can be given that the Company will continue to qualify as a REIT. In order to maintain its qualification as a REIT, among other things, the Company must distribute to its stockholders each year at least 90% of its REIT taxable income and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income, which meets certain criteria and is distributed annually to the stockholders. Additionally, to facilitate maintenance of the Company’s REIT qualification and for other strategic reasons, the Company’s charter generally prohibits any person from acquiring or holding shares of the Company’s preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of stock of the Company, subject to certain exceptions.

Description of Business

      As of December 31, 2001, the Company owned interests in 270 properties containing over 37.8 million square feet of gross leasable area in 31 states. The Company’s properties at that date included 213 community and neighborhood shopping centers with approximately 32 million square feet of gross leasable area and 57 other assets (primarily retail) with approximately six million square feet of gross leasable area. Of the 270 properties, 14 properties (12 community and neighborhood shopping centers and two enclosed malls/ specialty retail properties) were under redevelopment at December 31, 2001. The occupancy rate as of December 31, 2001 for the properties (excluding the 14 properties under redevelopment) was 90%.

      The Company maintains its principal executive offices at 1120 Avenue of the Americas, New York, New York 10036, where its telephone number is (212) 869-3000.

Strategy and Philosophy

      The Company’s primary objective is to own and manage a portfolio of commercial retail properties, a majority of which are community and neighborhood shopping centers, that will provide increasing cash flow for quarterly distributions to shareholders while protecting investor capital and providing potential for capital appreciation. The Company seeks to achieve this objective by (i) aggressively managing, and where appropriate, redeveloping and upgrading its existing properties, (ii) making selective acquisitions of well-located neighborhood and community shopping centers, either on an individual basis or in portfolio transactions, (iii) recycling capital created through non-strategic asset dispositions, and (iv) continuing to maintain a strong and flexible financial position to facilitate growth.

  Aggressive Management

      The Company aggressively manages its retail properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally recognized anchor tenants. The Company regularly monitors the physical condition of its retail properties and the financial condition of its retail tenants. The Company follows a schedule of regular physical maintenance at its retail properties with a view toward tenant expansions, renovations and refurbishing to preserve and increase the value of these properties. In connection with these efforts, the Company has field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of the Company’s properties in its region, and currently is improving the general appearance of certain of its properties by upgrading existing roofs and facades, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting. The Company seeks to increase the cash flow and portfolio value of its existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at higher rents, expansion and redevelopment of existing properties and the minimization of overhead and operating costs.

      During 2001, the Company invested $14 million in deferred maintenance in its properties in order to maintain and improve their competitive market position and completed approximately $23 million of redevelopment projects.

  Acquisition of Properties

      The Company intends to focus on retail properties, primarily community and neighborhood shopping centers, that generate stable cash flows and present the opportunity for appreciation. The Company may seek to expand its portfolio by making selective, opportunistic acquisitions of individual properties and portfolios of well-located neighborhood and community shopping centers and other retail properties with tenants that have a national or regional presence and an established credit quality, and that the Company believes will have the ability to make timely lease payments over the term of the lease. When acquiring properties, the Company focuses on the quality of the location and comparable market rents. In this regard, the Company may, from time to time, (i) enter into joint venture arrangements with third parties for the acquisition and management of properties, (ii) acquire individual properties from unaffiliated property owners for cash or in exchange for units of limited partnership interest in a partnership that the Company controls, and/or (iii) acquire various public and private real estate companies and real estate portfolios. The Company’s strategy with respect to the last of these three options is to capitalize on the benefits of size, market capitalization, liquidity and financial strength that can be gained from consolidation.

      In March 2002, the Company acquired 92 community and neighborhood shopping centers from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II.

  Disposition of Properties

      The Company generally holds its properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of the Company’s business. If the Company were treated as holding properties for sale to customers in the ordinary course of its business, tax rules applicable to REITs would subject the Company to tax equal to 100% of its gain from each property sold. However, the Company continually analyzes each asset in its portfolio and identifies those properties that can be sold or exchanged (to the extent consistent with REIT qualification requirements) for optimal sales prices or exchange values, given prevailing market conditions and the particular characteristics of each property. Through this strategy, the Company seeks to continually update its core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within the Company’s overall portfolio and redeploying capital into newer properties or properties where the Company’s aggressive management techniques may maximize property values. The Company may engage from time to time in like-kind property exchanges which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

      In November 2000, the Company announced plans to dispose of, over time, certain shopping centers, as well as certain non-strategic assets including its single tenant and miscellaneous properties and its garden apartment communities in order to refocus the Company on its retail franchise. In addition, the Company continues to monetize certain of its joint venture projects and notes receivable. In September 2001, the Company completed the sale of its entire garden apartment portfolio for $380 million, and also during 2001, disposed of or monetized an additional $84 million of assets.

  Financing Strategy

      The Company intends to finance future acquisitions with the most advantageous sources of capital available to the Company at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company also may enter into joint ventures with institutions to acquire large properties or portfolios, reducing the amount of capital required by the Company to make such investments. The Company’s financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, (ii) maintaining a large pool of unencumbered properties and (iii) managing its exposure to interest rate risk represented by its floating rate debt.

      In January 2002, the Company completed a public offering of 6,900,000 shares of its common stock, proceeds of which were used to fund a portion of the Company’s acquisition of 92 community and neighborhood shopping centers.

Recent Developments

  Extension of Term Loan Facility

      On May 9, 2001, the Company entered into an agreement with Fleet National Bank to refinance its $75 million unsecured senior term loan facility with Fleet National Bank, extending the maturity to May 8, 2002 with a one-time extension option to November 17, 2002. The extended facility continues to bear interest at LIBOR plus 90 basis points. As of December 31, 2001, there was $75 million of debt outstanding under the facility.

  Sale of Garden Apartment Portfolio

      On September 21, 2001, the Company sold its entire garden apartment portfolio for approximately $380 million of gross proceeds. Approximately $55 million of the proceeds were used to satisfy existing mortgage debt encumbering the garden apartment communities, and the remaining proceeds were used to pay down other outstanding debt of the Company and to fund a portion of the acquisition of the Arapahoe Crossings shopping center. As a result of entering into the purchase contract for the sale of the garden apartment portfolio in May 2001, the assets and operations of the Company’s garden apartment portfolio were reclassified and reported as discontinued operations.

  Addition to S&P MidCap 400 Index

      On October 9, 2001, Standard & Poor’s added the Company to the S&P MidCap 400 Index.

  Arapahoe Crossings Acquisition

      On October 10, 2001, the Company acquired the Arapahoe Crossings shopping center from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest. Arapahoe Crossings is a 426,000 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, which is in the final phase of development. Tenants include King Soopers (a division of The Kroger Co.), Kohl’s, Borders, Marshalls, OfficeMax and Old Navy.

  Extension of Term of Credit Facility

      On October 22, 2001, the Company entered into an agreement with The Bank of New York to extend the maturity date of $122.5 million of debt under one of the Company’s unsecured senior revolving credit facilities with The Bank of New York to October 21, 2002. The extended facility continues to bear interest at LIBOR plus 72.5 basis points. As of December 31, 2001, there was no debt outstanding under this facility. The Company’s other $122.5 million unsecured senior revolving credit facility with The Bank of New York matures on November 17, 2002. As of December 31, 2001, there was $20 million outstanding under that facility, which bears interest at LIBOR plus 67.5 basis points.

  Portfolio Acquisition

      On January 13, 2002, the Company entered into a definitive agreement with CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II, to acquire a portfolio of 92 community and neighborhood shopping centers (the “Portfolio Acquisition”). The transaction closed on March 1, 2002. The 92 shopping centers contain an aggregate of approximately 10.4 million square feet of gross leasable area. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The joint venture currently owns 13 grocery-anchored shopping centers located in six states. The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt. The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company’s common stock and with borrowings under the Company’s existing credit facilities and an interim facility.

      To facilitate the Portfolio Acquisition, on December 27, 2001, the Company entered into amendments to its existing unsecured senior revolving credit facilities with The Bank of New York and its existing unsecured senior term loan facility with Fleet National Bank. Under these amendments, two of the Company’s financial covenants were modified, effective March 1, 2002 (the closing date of the Portfolio Acquisition). Specifically, the banks agreed to raise the limit on the Company’s permitted consolidated total indebtedness from 55% of total capital to 57.5% of total capital, and to raise the limit on the Company’s permitted consolidated unsecured indebtedness from 50% of the value of its unencumbered assets to 55% of the value of its unencumbered assets. In both cases, the increased debt levels are permitted only until such time as the Company engages in capital transactions (such as equity offerings or asset sales) from and after January 13, 2002 that raise a total of at least $200 million of net proceeds.

  Issuance of Public Equity

      On January 29, 2002, the Company completed a public offering of 6,900,000 of its common shares at $18.52 per share. The net proceeds to the Company from the offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company’s revolving credit facilities (which amounts were subsequently re-drawn to finance the Portfolio Acquisition).

  Interim Credit Facility

      On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility with Fleet National Bank. The new facility bears interest, at the Company’s option, at either LIBOR plus a spread based upon the Company’s credit ratings, which spread currently would be 90 basis points, or at the higher of Fleet National Bank’s prime rate (plus 25 basis points in specified circumstances) or 50 basis points above the federal funds rate. The facility matures on February 28, 2003. The loan agreement prepared in connection with the new facility contains covenants substantially similar to those included in the Company’s existing term loan facility with Fleet National Bank and its two existing revolving credit facilities with The Bank of New York. The proceeds of the loan were used to finance a portion of the Portfolio Acquisition.

  Management Changes

      On March 1, 2002, Scott MacDonald was appointed Chief Operating Officer and President of the Company. Mr. MacDonald was previously the Chief Executive Officer and President of CenterAmerica Property Trust, L.P.

  Kmart Bankruptcy

      On January 22, 2002, Kmart Corporation, the Company’s largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, the Company leased space at 40 of its shopping centers to Kmart. Kmart has since rejected the leases at two locations. An additional two locations are subleased or assigned to third parties.

      The 36 remaining Kmart locations, all of which currently are physically occupied, contain a total of 3.4 million square feet of gross leasable area, or approximately 8.9% of the Company’s total gross leasable area. As of December 31, 2001, Kmart’s annualized base rent for these 36 locations was $14.9 million, or approximately $4.45 per square foot, which represented 5.6% of the Company’s total annualized base rent. In addition, three of the 92 shopping centers acquired in the Portfolio Acquisition contain Kmart stores. As of December 31, 2001, on a pro forma basis and excluding the two leases which Kmart has already rejected and the two subleased or assigned locations, Kmart’s annualized base rent for the 39 locations was approximately $16.1 million, or approximately $4.42 per square foot, which would represent approximately 4.8% of the Company’s total annualized base rent.

Employees

      As of December 31, 2001, the Company employed approximately 375 individuals (including executive, administrative and field personnel). In connection with the Portfolio Acquisition, the Company retained approximately 95 employees (including executive, administrative and field personnel) from CenterAmerica.

Financial Information about Industry Segments

      As a result of the Company’s sale of its garden apartment community portfolio in 2001, the principal business of the Company and its consolidated subsidiaries is the ownership, development and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and no tenant comprises more that 10% of total revenues. See the Consolidated

Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1. See “— Description of Business — Strategy and Philosophy” above.

Risk Factors

      Set forth below are the risks that we believe are material to investors who purchase or own our securities that are not otherwise described in this Annual Report on Form 10-K. We have separated the risks into three groups:

•	risks related to our properties and business;

•	risks related to our organization and structure; and

•	tax risks.

Risks Related to Our Properties and Business

      Adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain properties. The economic performance and value of our properties are subject to all of the risks associated with owning and operating real estate, including:

•	changes in the national, regional and local economic climate;

•	local conditions, including an oversupply of space in properties like those that we own, or a reduction in demand for properties like those that we own;

•	the attractiveness of our properties to tenants;

•	the ability of tenants to pay rent;

•	competition from other available properties;

•	changes in market rental rates;

•	the need to periodically pay for costs to repair, renovate and re-let space;

•	changes in operating costs, including costs for maintenance, insurance and real estate taxes;

•	the fact that the expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties; and

•	changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

      Downturns in the retailing industry likely will have a direct impact on our performance. Our properties consist of community and neighborhood shopping centers and other retail properties. Our performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been or could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to impact market rents for retail space.

      Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance. Our performance depends on our ability to collect rent from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of December 31, 2001, our largest retail tenants were Kmart and Wal-Mart who’s scheduled annualized base rents represented 6.2% and 4.6%, respectively, of the Company’s total annualized base rents.

      We may be unable to collect balances due from any tenants in bankruptcy. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is possible that we may recover substantially less than the full value of any unsecured claims we hold.

      We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire. We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. As of December 31, 2001, leases were scheduled to expire on a total of approximately 11.3% of the space at our properties through 2002. We may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

      Future acquisitions of properties may not yield the returns we expect, may result in disruptions to our business and may strain management resources. We intend to continue acquiring community and neighborhood shopping centers. Newly acquired properties may fail to perform as expected. Our management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position.

      In particular, the Portfolio Acquisition poses risks for the ongoing operations of the Company, including that:

•	we may not achieve expected cost savings and operating efficiencies;

•	management attention may be diverted to the integration of the 92 properties;

•	the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for retail space, particularly in Houston and Dallas/Fort Worth; and

•	we may experience difficulties and incur expenses related to the assimilation and retention of employees that we have hired or intend to hire to manage and operate the 92 properties.

      Current and future development of real estate properties may not yield expected returns and may strain management resources. We are actively involved in several ongoing substantial redevelopment projects, including Clearwater Mall and The Mall at 163rd Street. We also may invest in development projects in the future.

      New development of properties is subject to a number of risks, including construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws. Overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns from, or even losses from, such investments.

      We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued. We have invested in some cases as a borrower, co-venturer or partner in the development of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project. As a result, the borrower, co-venturer or partner might have interests or goals that are inconsistent with our interests or goals, take action contrary to our instructions, requests or interests or otherwise impede our objectives. The borrower, co-venturer or partner also might become insolvent or bankrupt.

      We face significant competition for acquisitions of real properties, which may increase the costs of these acquisitions. We compete for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. This competition may increase prices for the types of properties in which we invest.

      Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms. Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

      Some potential losses are not covered by insurance, so we could lose our entire investment in a property. We carry comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, including lease and other contract claims, acts of war and acts of God that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If that happened, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

      We have substantial scheduled debt payments and may not be able to refinance debt at maturity. Our business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. We may not be able to refinance existing debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, the terms of a refinancing might not be as favorable as the terms of existing debt. The total principal amount of our outstanding debt was approximately $1.0 billion as of December 31, 2001 ($1.5 billion taking into account debt assumed or incurred in connection with the Portfolio Acquisition). If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt. Prevailing interest rates or other factors at the time of refinancing, including the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates and increased interest expense.

      Our financial covenants may restrict our operating and acquisition activities. Mortgage debt obligations expose us to the possibility of foreclosure. Our credit facilities and the indentures under which our senior uncollateralized debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. In addition, if a property is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

      Our degree of leverage could limit our ability to obtain additional financing. Our organizational documents do not contain any limitation on the incurrence of debt. The degree of our leverage could have important consequences, including affecting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making the company more vulnerable to a downturn in business or the economy generally.

      We have substantial variable rate debt obligations, which may impede our operating performance and put us at a competitive disadvantage. Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt and pay dividends to stockholders. As of December 31, 2001, we had $119.8 million of floating rate debt maturing between January 1, 2002 and December 31, 2013 ($474.3 million taking into account debt assumed or incurred in connection with the Portfolio Acquisition). The rates on this debt increase when interest rates increase.

      As of December 31, 2001, we were a party to one hedging agreement with respect to our floating rate debt. Hedging agreements enable us to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, which could increase our exposure to rising interest rates, even though the counterparties to hedging agreements that we enter into are major financial institutions.

      We may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of our existing hedging agreement or any hedging agreements that we may enter into in the future, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt. Future decreases in interest rates will increase our interest expense as compared to the floating rate debt underlying our hedging agreements and could result in our making payments to unwind such agreements.

      The floating rates of interest applicable to much of our debt, including debt under our credit facilities, are determined based on the credit ratings of our debt provided by independent rating agencies. Thus, if these credit ratings are downgraded, our interest expense will be, and our ability to raise additional debt may be, negatively impacted.

      Environmental problems that exist at some of our properties could result in significant unexpected costs. Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by the company, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is common with neighborhood and community shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline facilities. These operations could potentially result in environmental contamination at the properties. Except as discussed below, we are not aware of any significant environmental conditions at any of our properties.

      We are aware that soil and groundwater contamination exists at some of our properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). We currently estimate that the total remaining cost of remediation of environmental conditions for these properties will not exceed $3 million, although there can be no assurance that this estimate will prove accurate. In connection with some properties, we have entered into remediation and indemnity agreements, which obligate the prior owners to perform the remediation and to indemnify us for any losses we may suffer because of the contamination or remediation. In connection with some other properties, we have assumed the obligation to perform the necessary remediation in connection with our purchase of the properties and in some cases an escrow has been established to provide the funds necessary to pay for the remediation costs. In connection with some other properties, the current or former tenants at the properties are in the process of or are responsible for performing the necessary remediation.

      In addition to the environmental conditions discussed above, asbestos-containing materials (associated with spray applied fireproofing materials) exist at some of our properties. We currently estimate that the total cost of abatement of asbestos-containing materials at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. Included in other liabilities in our Consolidated Balance Sheet as of December 31, 2001 is $3.2 million related to the clean-up of certain asbestos-containing materials.

      While we do not expect the environmental conditions at our properties, considered as a whole, to have a material adverse effect on the Company, there can be no assurance that our remediation estimates will prove accurate, that the prior owners or current or former tenants will perform their obligations to remediate, or that established escrow funds will be sufficient to pay for all necessary remediation costs. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our properties.

      Changes in market conditions could adversely affect the market price of our publicly traded securities. As with other publicly traded securities, the value of our publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our publicly traded securities are the following:

•	the extent of institutional investor interest in the company;

•	the reputation of REITs generally and the reputation of REITs with portfolios similar to the company’s;

•	the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	our financial condition and performance; and

•	general economic and financial market conditions.

Risks Related to Our Organization and Structure

      Provisions of the company’s charter and bylaws could inhibit changes in control of the company, and could prevent stockholders from obtaining a premium price for our common stock. A number of provisions of our charter and bylaws may delay or prevent a change in control of the company or other transactions that could provide stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders. These include a staggered board of directors, a stockholder rights plan and our share ownership limit described below. Also, any future series of our preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of the stockholders.

      Our board of directors could adopt the limitations available in Maryland law on changes in control that could prevent transactions in the best interests of stockholders. Certain provisions of Maryland law applicable to us prohibit “business combinations,” including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (which is referred to as a so-called “interested stockholder”), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock. Our board of directors has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the company. Our board of directors may, however, repeal this election in most cases and cause the company to become subject to these provisions in the future.

      Our share ownership limit may discourage a takeover of the company and depress our stock price. To facilitate maintenance of our REIT qualification and for other strategic reasons, our charter generally prohibits any person from acquiring or holding shares of our preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of our stock. Our board of directors may exempt a person from this ownership limit under specified conditions. Absent an exemption or a waiver, shares of stock that are purportedly transferred in excess of the ownership limit will be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the purported transferee will not acquire any rights in such shares. This ownership limit could delay or prevent a change in control of the company and, therefore, could adversely affect the stockholders’ ability to realize a premium over the then-prevailing market price for our shares.

      We are dependent on external sources of capital, which may not be available. To qualify as a REIT, we must, among other things, distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase leverage.

Tax Risks

      Failure of the company to qualify as a REIT would have serious adverse consequences to stockholders. We believe that the company has qualified for taxation as a REIT for federal income tax purposes since September 28, 1998, the date of the merger of our predecessor companies, New Plan Realty Trust and Excel Realty Trust, Inc., and that our predecessor companies qualified for taxation as REITs for federal income tax purposes since their first elections to be taxed as REITs and for each taxable year where a failure to qualify would adversely affect the company. We plan to continue to operate so that the company meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income (excluding any net capital gains). The fact that we hold certain of our assets through partnerships and their subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the company’s REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for the company to remain qualified as a REIT.

      If the company fails to qualify as a REIT, the company would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted the company relief under certain statutory provisions, the company would remain disqualified as a REIT for four years following the year the company first failed to qualify. If the company failed to qualify as a REIT, the company would have to pay significant income taxes and would therefore have less money available for investments, debt service and dividends to stockholders. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

      Even if the company qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from

“prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. In addition, any net taxable income earned directly by our taxable affiliates, including ERT Development Corporation, is subject to federal and state corporate income tax. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

      Prior to December 31, 2000, a REIT could not own securities in any one issuer if the value of those securities exceeded 5% of the value of the REIT’s total assets or the securities owned by the REIT represented more than 10% of the issuer’s outstanding voting securities. As a result of the REIT Modernization Act, after December 31, 2000, the 5% value test and the 10% voting security test were modified in two respects. First, the 10% voting securities test was expanded so that REITs also are prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests allows a REIT to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a “taxable REIT subsidiary.” Under a new asset test, for taxable years beginning after December 31, 2000, we are not able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of our total assets. Several provisions of the new law ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax if the economic arrangements between the REIT, the REIT’s tenants, and a taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

      We currently own more than 10% of the total value of the outstanding securities of ERT Development Corporation, although this entity has elected to be a taxable REIT subsidiary of ours as of January 1, 2001.

      The company could be disqualified as a REIT or have to pay taxes if its predecessor companies did not qualify as REITs. If either New Plan Realty Trust or Excel Realty Trust, Inc., whose businesses were combined in a merger transaction on September 28, 1998 to form the company, failed to qualify as a REIT throughout the duration of its existence, we might have had undistributed “C corporation earnings and profits.” If that were the case and either of our predecessor companies did not distribute such earnings and profits prior to the merger transaction, the company might not qualify as a REIT. We believe that each of the predecessor companies qualified as a REIT and that, in any event, neither of the predecessor companies had any undistributed “C corporation earnings and profits” at the time of the merger transaction. If New Plan Realty Trust failed to qualify as a REIT, it would have recognized taxable gain at the time of the merger transaction (and we would be liable for the tax on that gain). This would be the case even though the merger transaction qualified as a “tax-free reorganization,” unless we made a special election that was available under the law at the time of the merger. We made that election with respect to the assets acquired from New Plan Realty Trust. This election has the effect of requiring us, if New Plan Realty Trust was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the merger transaction on assets acquired in the transaction if those assets are sold within 10 years after the transaction. Finally, if either of the predecessor companies did not qualify as a REIT, the company could be precluded from electing REIT status for up to four years after the year in which that predecessor company failed to qualify if the company were determined to be a “successor” to that predecessor company.

Item 2.  Properties

      As of December 31, 2001, the Company owned interests in 270 properties. The following table sets forth certain information as of December 31, 2001 regarding the Company’s properties on a state-by-state basis:

				Percent of
	Number of	Percent		Scheduled
State	Properties	Leased	GLA	ABR[1]

Alabama	7	91%	760,014	1.6%
Arizona	11	85%	1,083,503	3.1%
Arkansas	1	100%	60,842	0.1%
California	17	91%	2,593,270	9.5%
Colorado	3	91%	778,069	3.4%
Delaware	2	77%	243,686	0.3%
Florida	19	70%	4,848,016	12.7%
Georgia	31	92%	2,920,628	6.6%
Illinois	7	93%	1,063,858	3.5%
Indiana	13	71%	886,530	1.5%
Iowa	3	81%	542,458	0.9%
Kentucky	9	88%	1,456,230	3.2%
Louisiana	2	90%	261,518	0.4%
Maryland	3	78%	383,031	0.9%
Michigan	13	93%	2,134,690	6.3%
Minnesota	1	94%	62,518	0.3%
Missouri	3	88%	722,577	3.7%
Nebraska	2	100%	9,671	0.1%
Nevada	3	97%	587,388	1.9%
New Jersey	9	94%	1,212,395	5.0%
New York	23	91%	3,273,569	7.4%
North Carolina	14	94%	1,752,044	3.7%
Ohio	19	85%	2,970,671	6.0%
Oklahoma	1	100%	45,510	0.1%
Pennsylvania	14	87%	2,039,529	5.2%
South Carolina	4	95%	338,422	1.0%
Tennessee	15	96%	1,867,002	4.5%
Texas	4	98%	424,739	1.4%
Utah	3	94%	600,602	1.4%
Virginia	11	88%	1,600,895	3.6%
West Virginia	3	83%	354,939	0.7%

	270	87%	37,878,814	100%

Region

East	92	90%	12,654,740	31.0%
Midwest	61	87%	8,392,973	22.3%
South	80	83%	11,188,269	27.4%
West	37	91%	5,642,832	19.4%

	270	87%	37,878,814	100%

1 ABR represents annualized base rent (contractual minimum lease payments as of December 31, 2001).

      The above does not purport to disclose all items required under GAAP.

      In connection with the Portfolio Acquisition, the Company acquired an additional 92 properties on March 1, 2002. The following table sets forth certain information regarding these acquired properties on a state-by-state basis:

	Number of
State	Properties	GLA

Florida	5	821,727
Louisiana	2	311,146
Mississippi	1	87,722
New Mexico	2	111,377
Texas	82	9,033,879

	92	10,365,851

Item 3.     Legal Proceedings

      The Company is party to routine litigation matters in the ordinary course of business, none of which are believed to be material. The Company is not aware of any material litigation threatened against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol “NXL”. As of March 1, 2002, there were approximately 10,470 registered record holders of the Company’s common stock, plus those who hold their shares in street name. The following table sets forth the high and low sales price, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2001 and 2000 with respect to the Company’s common stock:

			Cash
			Dividends
	High	Low	Declared

2000:
First quarter	$17.3750	$11.7500	$0.4125
Second quarter	15.8125	13.0000	0.4125
Third quarter	15.5625	13.6250	0.4125
Fourth quarter	14.0625	11.8125	0.4125
2001:
First quarter	$16.1900	$13.1250	$0.4125
Second quarter	17.9900	15.0500	0.4125
Third quarter	18.1900	15.4700	0.4125
Fourth quarter	19.5900	16.6200	0.4125

      The Company declared dividends aggregating $166.6 million for the year ended December 31, 2001.

      Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

      The Company intends to continue to declare quarterly distributions. No assurance, however, can be provided as to the amounts or timing of future distributions, as the maintenance of such distributions is subject to various factors, including the discretion of the Company’s Board of Directors, limitation provisions of the Company’s debt instruments, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements.

Item 6.  Selected Financial Data

      The financial information included in the following table has been derived from the audited consolidated financial statements for the periods indicated. This information should be read together with the audited financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations included elsewhere in the Company’s Annual Report on Form 10-K.

      On September 28, 1998, Excel Realty Trust, Inc. and New Plan Realty Trust (the “Trust”) consummated a merger. Because the Trust had a fiscal year end of July 31 prior to the merger, the financial information included in the following table for periods prior to September 28, 1998 is based on a fiscal year end of July 31. All of the financial information included in the following table for periods on or after September 28, 1998 relates to the Company as a combined entity. Immediately following the merger, the Company adopted a fiscal year end of December 31, beginning with a short fiscal year ending December 31, 1998.

(In thousands, except per share amounts)

				Five Months
	Years Ended December 31,			Ended	Years Ended July 31,
				December 31,
	2001	2000	1999	1998	1998	1997

Statement of Income Data:
Rental revenues:
Rental income	$270,244	$272,108	$276,407	$91,754	$142,554	$117,822
Percentage rents	7,139	7,431	5,850	2,635	4,445	3,715
Expense reimbursements	61,026	55,436	54,747	23,551	29,984	25,226

Total rental revenues	338,409	334,975	337,004	117,940	176,983	146,763

Expenses:
Operating costs	56,698	54,062	53,965	19,279	31,454	27,520
Real estate and other taxes	35,424	36,109	32,788	11,206	17,759	14,952
Interest	78,779	88,352	77,802	25,619	33,757	26,710
Depreciation and amortization	57,615	55,364	54,199	17,885	24,077	19,464
Provision for doubtful accounts	6,453	4,372	5,268	2,042	3,009	2,038
Severance costs	896	4,945	8,497	—	—	—
General and administrative	10,318	7,509	6,665	2,114	2,770	2,203

Total expenses	246,183	250,713	239,184	78,145	112,826	92,887

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	92,226	84,262	97,820	39,795	64,157	53,876
Other income and expenses:
Interest, dividend and other income	13,990	30,427	26,041	5,510	3,950	4,727
Equity participation in ERT	(4,313)	(17,867)	(3,169)	—	—	—
Equity in income of unconsolidated ventures	985	—	—	—	—	—
Foreign currency (loss) gain	(560)	(437)	674	—	—	—
Gain (loss) on sale of real estate	1,610	9,200	7,956	34	(41)	(3)
Impairment of real estate	(13,107)	(3,620)	—	—	—	—
Minority interest in income of consolidated Partnership	(848)	(952)	(1,299)	(457)	—	—

Income from continuing operations	89,983	101,013	128,023	44,882	68,066	58,600

Discontinued operations:
Income from discontinued operations of garden apartments	13,679	21,310	21,490	10,923	22,507	18,437
Gain on sale of discontinued operations	1,500	—	—	—	—	—

				Five Months
	Years Ended December 31,			Ended	Years Ended July 31,
				December 31,
	2001	2000	1999	1998	1998	1997

Net income before extraordinary item	105,162	122,323	149,513	55,805	90,573	77,037

Extraordinary item	—	758	—	—	—	—

Net income	$105,162	$123,081	$149,513	$55,805	$90,573	$77,037

Net income available to common stock —
Basic	$82,523	$100,446	$126,736	$48,891	$84,723	$76,576

Net income available to common stock —
Diluted	$83,371	$101,398	$128,035	$49,348	$84,723	$76,576

Basic earnings per common share:
Income from continuing operations	$0.77	$0.90	$1.19	$0.49	$1.05	$0.99
Discontinued operations	0.16	0.24	0.24	0.14	0.38	0.32
Gain on sale of discontinued operations	0.02	—	—	—	—	—
Extraordinary item	—	0.01	—	—	—	—

Basic earnings per common share	$0.95	$1.15	$1.43	$0.63	$1.43	$1.31

Diluted earnings per common share:
Income from continuing operations	$0.77	$0.89	$1.18	$0.48	$1.04	$0.99
Discontinued operations	0.15	0.24	0.24	0.14	0.38	0.31
Gain on sale of discontinued operations	0.02	—	—	—	—	—
Extraordinary item	—	0.01	—	—	—	—

Diluted earnings per common share	$0.94	$1.14	$1.42	$0.62	$1.42	$1.30

Average shares outstanding — basic	87,241	87,608	88,662	77,481	59,365	58,461
Average shares outstanding — diluted	88,799	88,951	90,440	79,396	59,774	58,735
Other Data:
Distributions per common share	$1.650	$1.650	$1.625	$0.678	$1.475	$1.435

Balance Sheet Data as of the End of Each Period:
Net real estate	$2,413,891	$2,233,993	$2,318,072	$2,318,001	$977,614	$875,027
Total assets	2,622,866	2,894,431	2,953,141	2,896,568	1,386,831	1,263,958
Total liabilities	1,107,361	1,314,912	1,316,522	1,158,321	619,998	516,189
Minority interest in consolidated partnership	22,267	23,909	25,100	40,651	—	—
Total stockholders’ equity	1,493,238	1,555,610	1,611,519	1,662,242	766,833	747,719

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

      Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. Certain of these leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses. Rental income also includes lease termination fees.

      The Company must make estimates of the uncollectability of its accounts receivables related to base rents, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. These estimates have a direct impact on the Company’s net income, because a higher bad debt reserve results in less net income.

      The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Real Estate

      Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives; ordinary repairs and maintenance, are expensed as incurred.

      Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	35 to 40 years
Building improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life

      The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. For example, if the Company were to lengthen the expected useful life of a particular building improvement, the improvement would be depreciated over more years, resulting in less depreciation expense and higher net income on an annual basis.

Long Lived Assets

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on the Company’s net income, because taking an impairment results in an immediate negative adjustment to net income.

Recently Issued Accounting Standards

      In October 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. This statement does retain the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the impact of the adoption of this statement to be material.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. This statement is effective June 30, 2001. The Company does not expect the impact of the adoption of this statement to be material.

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the impact of the adoption of this statement to be material.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value as issued. SFAS No. 133 was effective January 1, 2000; however, SFAS 137, Deferral of the Effective Date of SFAS 133, extended the effective date for the Company to January 2001. The Company adopted SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap. For financial reporting purposes, the gain or loss on the interest rate swap is recorded as a component of equity. In connection with the adoption of SFAS No. 133/138 in January 2001, the Company recorded a net transition adjustment of $2,124,000 in accumulated other comprehensive income (equity) at that time. Adoption of the standard also resulted in the Company recognizing $2,124,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

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

      On September 21, 2001, the Company and a private investor group consummated the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was sold separately to an unrelated third party on September 28, 2001) to Houlihan/ C.L.K. The one remaining apartment community (The Club Apartments) was sold to Homewood City Board of Education of Homewood, Alabama on September 28, 2001. Accordingly, the assets and operating results of the garden apartment communities were reclassified and reported as discontinued operations and are not reflected in the following discussion.

      On July 1, 2001 the Company acquired 100% of the common stock in ERT Development Corporation (“ERT”). Effective July 1, 2001, ERT is consolidated with the Company. Prior to July 1, 2001 the Company owned 100% of the outstanding preferred shares of ERT. The Company accounted for ERT using the equity method of accounting prior to July 1, 2001.

Results of Operations for the Twelve Months Ended December 31, 2001 and 2000

     Revenues:

      Rental income decreased $1.9 million or 0.7% from $272.1 million for the twelve months ended December 31, 2000 to $270.2 million for the same period in 2001. During fiscal 2001, the Company acquired two retail shopping centers, which accounted for a combined revenue increase of approximately $1.7 million. Further, the consolidation of ERT resulted in an additional increase of $7.2 million. These increases were offset by a $4.7 million revenue decrease resulting from the sale of 38 properties in fiscal 2001 and 2000, as well as by decreased revenues of $3.3 million from the Clearwater Mall (“Clearwater”), a property under redevelopment. The balance of the change in revenue was a decrease of $2.8 million, which can be attributed to slightly lower occupancy rates as compared to prior year.

      Expense reimbursements increased $5.6 million or 10.1% from $55.4 million for the twelve months ended December 31, 2000 to $61.0 million for the same period in 2001. The consolidation of ERT resulted in an increase of $1.8 million which was partially offset by a decrease of $0.6 million as a result of the property dispositions and a decrease of $0.5 million from Clearwater. The balance of the change of $4.9 million is due to an increase in reimbursable expenses.

      Interest, dividend and other income decreased $16.4 million or 54.0% from $30.4 million for the twelve months ended December 31, 2000 to $14.0 million for the same period in 2001. This decrease is primarily attributable to a decrease in interest income earned from ERT. The decrease in interest income from ERT was due to the reduction of interest rates on January 1, 2001 and the elimination of interest income from ERT as a result of the consolidation of ERT as of July 1, 2001.

      Equity participation in ERT increased $13.6 million or 75.9% from a loss of $17.9 million for the twelve months ended December 31, 2000 to a loss of $4.3 million for the same period in 2001. This change is primarily attributable to the consolidation of ERT into the Company on July 1, 2001. For the six months ended June 30, 2001 an increase in equity participation of ERT of $5.0 million was primarily due to the decrease in interest expense of $4.5 million, increases in the net income of $0.9 million for the two operating mall properties (The Mall at 163rd Street and Pointe Orlando) and the acquisition of two properties in October 2000 and an additional property in January 2001. These increases were partially offset by an impairment loss of $0.7 million.

      The Mall at 163rd Street, a property owned by ERT, had a decrease in net income of $0.5 million for the six months ended June 30, 2001. Rental and other revenue decreased $1.3 million because of redevelopment activities, partially offset by a decrease in operating expenses and bad debt expense.

      Pointe Orlando, a property owned by ERT, had a decrease in net loss of $1.0 million primarily due to a decrease in legal costs.

      Foreign currency loss increased $0.2 million or 28.1% from $0.4 million for the twelve months ended December 31, 2000 to $0.6 million for the same period in 2001. This increase reflects the continued weakening of the value of the Canadian dollar.

     Expenses:

      Total expenses decreased $4.5 million or 1.8% from $250.7 million for the twelve months ended December 31, 2000 to $246.2 million for the same period in 2001. The major areas of change are discussed below.

      Operating costs increased $2.6 million or 4.9% from $54.1 million for the twelve months ended December 31, 2000 to $56.7 million for the same period in 2001. The increase was due to the consolidation of the ERT properties, which accounted for $3.5 million of the increase, and $0.3 million from the acquired properties, partially offset by a $1.5 million decrease from Clearwater and $0.8 million decrease from the sold properties. The balance of the increase of $1.1 million was due to increases in insurance, personnel, landscaping, maintenance and higher utility costs, partially offset by decreases in snow removal and promotional costs.

      Real estate and other taxes decreased $0.7 million or 1.9% from $36.1 million for the twelve months ended December 31, 2000 to $35.4 million for the same period in 2001. The reduction is a result of $0.5 million from Clearwater, $0.4 million from property dispositions and decreases in tax rates and property assessments associated with ongoing appeals. These decreases were partially offset by an increase of $1.5 million relating to acquisitions and the ERT properties.

      Interest expense decreased $9.6 million or 10.8% from $88.4 million for the twelve months ended December 31, 2000 to $78.8 million for the same period in 2001. Approximately $10.9 million of the decrease is due to lower interest rates and a decrease in the Company’s debt portfolio due to payoffs from property dispositions. The decrease was partially offset by interest expense of $1.3 million on Pointe Orlando, a retail property owned by ERT.

      Severance costs decreased $4.0 million or 81.9% from $4.9 million for the twelve months ended December 31, 2000 to $0.9 million for the same period in 2001. The severance costs for both periods were attributable to payments made to certain officers of the Company in connection with their resignation or retirement and their respective retirement/employment agreements.

      Provision for doubtful accounts increased $2.1 million or 47.6% from $4.4 million for the twelve months ended December 31, 2000 to $6.5 million for the same period in 2001. This increase results from a $1.8 million reserve in connection with the bankruptcy filing of Kmart Corporation, the Company’s largest tenant, as well as an overall increase in the receivable balance as compared to prior year.

      Depreciation and amortization expense increased $2.3 million or 4.1% from $55.4 million for the twelve months ended December 31, 2000 to $57.6 million for the same period in 2001, reflecting the additional depreciation expense associated with ERT properties of $2.3 million. The increases were partially offset by a decrease of $1.1 million associated with the property dispositions.

      General and administrative expenses increased 37.4% or $2.8 million from $7.5 million for the twelve months ended December 31, 2000 to $10.3 million for the same period in 2001. This increase is attributable to increased personnel, tax and professional costs, offset by decreases in management (as a result of the sale of the garden apartment portfolio and other properties) and consulting fees.

     Gains on the Sale of Assets:

      Excluding the sale of the Company’s garden apartment portfolio, the Company sold 26 properties, seven land parcels and one outparcel during fiscal 2001. The sale of these properties resulted in a gain of $1.6 million. The Company sold 12 properties during fiscal 2000 for a gain of $9.2 million.

     Impairment of Real Estate:

      The estimated fair value of certain properties classified as “real estate held for sale” was less than the book value of these properties. This resulted in an impairment of real estate expense of $13.1 million for the year ended December 31, 2001. Impairment of real estate expense approximated $3.6 million for the year ended December 31, 2000.

     Extraordinary Income:

      The Company reported no extraordinary income for the year ended December 31, 2001. During fiscal 2000, the Company eliminated an unamortized mortgage premium, which resulted in extraordinary income of $0.8 million.

Results of Operations for the Twelve Months Ended December 31, 2000 and 1999

     Revenues:

      Rental income decreased by $4.3 million, or 1.6%, from $276.4 million for the twelve months ended December 31, 1999 to $272.1 million for the same period in 2000. Between January 1, 1999 and December 31, 2000, six retail shopping centers were acquired. These acquisitions produced revenue increases of approximately $2.2 million. During the same period, the Company sold all or a portion of 17 properties which accounted for revenue reductions of $3.3 million. Clearwater Mall, a property with redevelopment plans under reevaluation, accounted for a revenue decline of $1.7 million. Lease settlement income declined $1.2 million. The balance of the change in revenue was a decrease of $0.3 million.

      Interest, dividend and other income increased by approximately $4.4 million, or 16.9%, from $26.0 million for the twelve months ended December 31, 1999 to $30.4 million for the same period in 2000. This increase was due primarily to interest income of $4.4 million earned primarily from ERT and the Company’s development projects.

      The decrease in equity participation in ERT, from a loss of $3.2 million in the twelve months ended December 31, 1999 to a loss of $17.9 million in the twelve months ended December 31, 2000, was primarily the result of factors relating to the two operating mall properties (The Mall at 163rd Street and Pointe Orlando), a decrease in interest income and an increase in interest expense.

      The Mall at 163rd Street, a property owned by ERT, had a reduction in net income of approximately $4.7 million. This was due primarily to a reduction in rental revenue of $4.8 million because of redevelopment plans, lease settlement income of $1.9 million received in the prior period, which did not recur in the current period, offset by higher interest income of approximately $0.1 million, and an increase in the bad debt expense of $0.6 million and lower operating expenses of approximately $0.5 million.

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

      ERT had a decrease in interest income of approximately $5.3 million, or 49.4%, due primarily to the acquisition and consolidation of Pointe Orlando and the elimination of the interest income charged to the previously unconsolidated entity. ERT’s interest expense to New Plan Excel increased $3.7 million due to higher borrowings by ERT and this was the primary reason for the $4.4 million increase in interest, dividend and other income of the Company.

      Foreign currency loss increased $1.1 million due to the decline in value of the Canadian dollar.

     Expenses:

      Total expenses increased $11.5 million, or 4.8%, from $239.2 million for the twelve months ended December 31, 1999 to $250.7 million for the same period in 2000. The major areas of increase were real estate and other taxes, interest expense, depreciation and amortization, and administrative expenses. These increases were partially offset by decreases in operating, bad debt and non-recurring expenses.

      Interest expense increased $10.6 million, or 13.6%, from $77.8 million for the twelve months ended December 31, 1999 to $88.4 million for the same period in 2000, due primarily to increased borrowings in connection with stock repurchases, property acquisitions and improvements, and additional investments in ERT.

      Real estate and other taxes increased $3.3 million, or 10.1%, from $32.8 million for the twelve months ended December 31, 1999 to $36.1 million for the same period in 2000. Approximately $0.5 million of the increase was due to a one-time recovery of prior year’s expense in 1999, which did not occur again in 2000. The remaining amount of approximately $2.8 million was due to higher property tax expenses primarily in the retail portfolio.

      Depreciation and amortization expense increased $1.2 million, or 2.2%, from $54.2 million for the twelve months ended December 31, 1999 to $55.4 million for the same period in 2000. The primary reason for the increase was the improvements to real estate put in place in 1999 and 2000 and the increase of real estate assets due to additional allocation of purchase price from the 1998 merger with Excel Realty Trust, Inc., in the prior year. The net impact of the acquisitions and dispositions during the periods was a reduction of $0.3 million.

      Provision for doubtful accounts decreased $0.9 million, or 16.9%, from $5.3 million for the twelve months ended December 31, 1999 to $4.4 million for the same period in 2000 due to the collection of amounts previously thought to be uncollectible and improved collection experience. The decrease was partially offset by an increase in the reserve for bad debts at the Clearwater Mall.

      Severance costs declined $3.6 million, or 42.4%, from $8.5 million for the twelve months ended December 31, 1999 to $4.9 million for the same period in 2000. The $4.9 million severance charges in 2000 were primarily payments made to certain former officers in connection with their resignation or retirement from the Company and their respective retirement and employment agreements. In the prior year, the $8.5 million expense was the result of the resignation of seven former Excel Realty Trust, Inc. executives and the payments made to them in accordance with their employment agreements.

      General and administrative expenses increased $0.8 million, or 11.9%, from $6.7 million for the twelve months ended December 31, 1999 to $7.5 million for the same period in 2000. As a percentage of total assets, administrative expense decreased to 0.26% from 0.27%. As a percent of total revenues, costs increased to 2.24% from 1.97%. The major reason for the increase was related to increases in personnel costs.

     Gains on the Sale of Assets:

      Gains on the sale of real estate increased $1.2 million, or 15.0%. In 2000, the Company sold 11 retail and one commercial property resulting in a gain of $9.2 million. In 1999, five retail properties were sold, resulting in a gain of $7.3 million, and two residential properties were sold for a gain of $0.7 million.

     Impairment of Real Estate:

      The estimated fair value of certain properties classified as “Real estate held for sale” was less than the book value of these properties. This resulted in an impairment of real estate expense of $3.6 million for the year. Of this impairment, $1.9 million is related to real estate held for sale during the year which is now held for use as of December 31, 2000. There was no impairment of real estate in 1999.

     Extraordinary Income:

      During the year there was a prepayment of a mortgage payable which had an unamortized mortgage premium associated with it. The elimination of this premium resulted in the extraordinary income of $0.8 million. There was no extraordinary income in 1999.

Funds from Operations

      The Company calculates funds from operations (“FFO”) as net income attributable to common shareholders on a diluted basis before gain or loss on sales of real estate and securities and before extraordinary items, plus depreciation and amortization on real estate, amortized leasing commission costs and the minority interest share of income. Effective January 1, 2000, the Company adopted the NAREIT definition of FFO which requires the inclusion of both recurring and non-recurring results of operations and the exclusion of extraordinary items. The 1999 calculations have been restated to conform to the NAREIT definition to include non-recurring charges. The NAREIT definition of FFO excludes discontinued operations, however, the Company has included discontinued operations in its calculation. FFO is not a substitute for cash flows from operations or net income as defined by generally accepted accounting principles, and may not be comparable to other similarly titled measures of other REITs. FFO is presented because industry analysts and the Company consider FFO to be an appropriate supplemental measure of performance of REITs. The following information is provided to show the items included in the Company’s FFO for the past periods indicated (in thousands):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Net income before extraordinary item	$105,162	$122,323	$149,513
Preferred dividends	(22,639)	(22,635)	(22,777)
Minority interest	848	952	1,299

Net income applicable to common shareholders — diluted	83,371	100,640	128,035
(Gains)/loss on real estate and securities	(1,412)	(9,200)	(7,956)
Preferred A dividends[1]	3,203	3,200	3,343
Depreciation amortization, including depreciation relating to equity investments	68,963	69,422	66,602
Impairment of real estate	13,850	3,620	—

Funds from operations	$167,975	$167,682	$190,024

Weighted average of common shares outstanding — Diluted [1]	90,673	90,825	92,444

Net cash provided by operating activities	$186,734	$179,332	$165,855

Net cash provided by/(used in) investing activities	$314,135	$(9,772)	$(87,207)

Net cash used in financing activities	$(494,876)	$(179,224)	$(81,765)

[1]	Series A Preferred Stock has a dilutive effect on the FFO calculation.

Liquidity and Capital Resources

      As of December 31, 2001, the Company had approximately $9.1 million in available cash, cash equivalents and marketable securities. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

  Short-Term Liquidity Needs

      The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with its portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on its outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends that the Company pays to its common and preferred stockholders. Historically, the Company has satisfied these requirements principally through cash generated from operations. The Company believes that cash generated from operations will continue to be sufficient to meet its short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on the Company’s cash flow.

      The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company’s operating cash flow therefore depends materially on the rents that it is able to charge to its tenants, and the ability of these tenants to make their rental payments. The Company believes that the nature of the properties in which it typically invests — primarily grocery-anchored neighborhood and community shopping centers — provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic living essentials such as food and soft goods, even in difficult economic times. However, general economic downturns, or economic downturns in one or more markets in which the Company owns properties, still may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire on favorable terms. In either of these cases, the Company’s cash flow would be adversely affected.

      As a general matter, the Company believes that the current economic downturn in the United States generally has not had a material adverse effect on its performance thus far. However, continuation of the current downturn could negatively impact the Company’s operating results in 2002, depending on the magnitude and length of the downturn.

      On January 22, 2002, Kmart Corporation, the Company’s largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, the Company leased space at 40 of its shopping centers to Kmart. Kmart has since rejected the leases at two locations. An additional two locations are subleased or assigned to third parties.

      The 36 remaining Kmart locations, all of which currently are physically occupied, contain a total of 3.4 million square feet of gross leasable area, or approximately 8.9% of the Company’s total gross leasable area. As of December 31, 2001, Kmart’s annualized base rent for these 36 locations was $14.9 million, or approximately $4.45 per square foot, which represented 5.6% of the Company’s total annualized base rent. In addition, three of the 92 shopping centers acquired in the Portfolio Acquisition (as defined below) contain Kmart stores. As of December 31, 2001, on a pro forma basis and excluding the two leases which Kmart has already rejected and the two subleased or assigned locations, Kmart’s annualized base rent for the 39 locations was approximately $16.1 million, or approximately $4.42 per square foot, which would represent approximately 4.8% of the Company’s total annualized base rent.

      Under federal bankruptcy laws, Kmart can affirm or reject its 39 remaining leases with the Company. It could also seek to receive rent reductions or deferrals or other lease modifications from the Company. At this time, Kmart has not announced its plans with respect to the 39 remaining leases with the Company, although the Company is currently in discussions with Kmart regarding certain of these lease locations. In event that leases are terminated, the Company would seek to re-lease those spaces to new tenants. In some cases, the Company believes it could re-lease the space currently occupied by Kmart on terms that would be at least as favorable as the current lease terms with Kmart. In other cases, however, the Company may not be able to achieve rental rates that Kmart currently is paying. It also may take a significant amount of time to re-lease any space vacated by Kmart during which period the Company would not be collecting any rent for that space. In addition, if Kmart terminates additional leases with the Company, other tenants at the affected properties may have the right to terminate their leases with the Company, or to pay less rent than they currently pay.

      If Kmart terminates a substantial number of leases with the Company, or if Kmart receives substantial rent reductions or deferrals, it will adversely affect the Company’s rental revenues, and the impact may be material. In addition, Kmart’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, the impact of which could be material to the Company.

      The Company does not believe that there are any other tenant bankruptcies that are likely to materially affect the Company’s rental revenues.

      In addition, in March 2002 the Company acquired a portfolio of 92 retail properties (the “Portfolio Acquisition”), which increases the net rentable area of the Company’s properties by more than 27%. As a result of this acquisition, the Company will incur substantial additional expenses that are attributable to the operation of these properties. The Company also assumed or incurred approximately an additional $543 million of debt to finance the transaction. While the Company believes that the cash generated by these newly-acquired properties will more than offset the operating expenses and interest expense associated with these properties, it is possible that these properties may not perform as well as expected, and as a result the Company’s cash needs may increase. In addition, there may be other additional costs incurred as a result of the acquisition of these properties, such as increased general and administrative costs while the Company assimilates such a large number of properties into its operating system.

      The Company expects to spend approximately $11 million in 2002 to complete its $25 million deferred maintenance program that began in 2001. The Company believes that completing this maintenance enhances the competitiveness of its properties. The Company expects to pay for these maintenance projects out of excess cash from operations or, to the extent necessary, draws on its revolving credit facilities.

      The Company also regularly incurs significant expenditures in connection with the re-leasing of its retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. The Company expects to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, draws on its revolving credit facilities. The Company believes that a significant portion of these expenditures are recouped in the form of continuing lease payments.

      The Company has established a stock repurchase program under which it may repurchase up to $75 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. As of December 31, 2001, approximately 2,100,000 shares have been repurchased under this program at an average purchase price of $15.28 per share. Approximately 119,000 shares were repurchased in 2001 at an average purchase price of $13.40 per share. In light of the current trading price of the Company’s common stock, the Company does not anticipate effecting additional stock repurchases in the near future, although market conditions could cause the Company to reevaluate this determination at any time.

      The Company has also established a repurchase program under which it may repurchase up to $125 million of the Company’s outstanding preferred stock and public debt from time to time through periodic open market transactions or through privately negotiated transactions. As of December 31, 2001, no purchases have been made under this program.

      The current quarterly dividend on the Company’s common stock is $0.4125 per share. The Company also pays regular quarterly dividends on its preferred stock. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Company’s taxable income to be distributed to stockholders.

      In addition, under the Company’s existing credit facilities, the Company generally is restricted from paying common stock dividends that would exceed 95% of the Company’s funds from operations during any four-quarter period.

Long-Term Liquidity Needs

      The Company’s long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of the Company’s long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at the Company’s properties, redevelopment projects that the Company undertakes at its properties and the costs associated with acquisitions of properties that the Company pursues. Historically, the Company has satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common stock and preferred stock, capital raised through the disposition of assets and repayment by third parties of notes receivable. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on the Company’s access to these capital sources.

      The Company’s ability to incur additional debt is dependent upon a number of factors, including its degree of leverage, the value of its unencumbered assets, its credit rating and borrowing restrictions imposed by existing lenders. Currently, the Company has investment grade credit ratings for prospective unsecured debt offerings from two major rating agencies — Standard & Poor’s (BBB, rating affirmed) and Moody’s Investor Service (Baa1, review for possible downgrade). A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in the Company’s financial condition, results of operations or ability to service debt. If such a downgrade occurs, it would increase the interest rate currently payable under the Company’s existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect the Company’s ability to obtain future financing.

      Based on management’s internal evaluation of the Company properties, the estimated value of the Company’s properties is well above the outstanding amount of mortgage debt encumbering the properties. Therefore, at this time, the Company believes that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in the Company’s unsecured debt instruments.

      The Company’s ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Company’s stock. During 1999, 2000 and the early part of 2001, conditions in the equity market for REITs were not attractive, and as a result the Company did not issue any new equity securities during this time. In the second half of 2001, market conditions improved, and in January 2002, the Company sold 6,900,000 shares of common stock in a public offering that raised net proceeds of approximately $121 million. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

      The Company has selectively effected asset sales to generate cash proceeds over the last two years. In particular, in September 2001 the Company sold its portfolio of apartment properties and generated gross proceeds of approximately $380 million. Also in 2001, the Company sold or monetized other assets that raised an additional $84 million in gross proceeds. The Company’s ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. The Company’s ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

      The following table summarizes all of the Company’s long-term contractual cash obligations, excluding interest, to pay third parties as of December 31, 2001 (in thousands):

Contractual Cash Obligations	2002	2003	2004	2005	2006	Thereafter	Total

Long-Term Debt[1]	$194,804	$83,753	$82,145	$148,399	$7,091	$429,181	$943,373
Capital Lease Obligations	280	302	326	351	378	27,533	29,170
Operating Leases	1,308	1,561	1,200	1,178	166	9,112	14,525

Total	$196,392	$85,616	$83,671	$149,928	$7,635	$465,826	$987,068

[1]	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

     As shown in the table above, a significant portion of the Company’s long-term debt matures in less than one year. The Company has two revolving credit facilities with The Bank of New York as lead lender, under which the Company may borrow up to $245 million in uncollateralized advances from a group of banks. The Company also has a term loan with Fleet National Bank as lead lender, under which it has borrowed $75 million, on an unsecured basis, as of December 31, 2001. In addition, on March 1, 2002, the Company entered into an additional term loan with Fleet National Bank as lead lender, under which it has borrowed $125 million on an unsecured basis.

      The table below sets forth certain terms of the loans under these four facilities (collectively, the “Credit Facilities”).

	Amount
	Available to be
	Drawn	Amount Drawn as of
	(in	December 31, 2001	Current Interest
Loan	thousands)	(in thousands)	Rate[1]	Maturity Date

BNY Revolving Facility #1	$122,500	$0	LIBOR plus 72.5 bp	October 2002
BNY Revolving Facility #2	122,500	20,000	LIBOR plus 67.5 bp	November 2002
Fleet Term Loan #1	75,000	75,000	LIBOR plus 90 bp	May 2002	[2]
Fleet Term Loan #2	125,000	0 [3]	LIBOR plus 90 bp	February 2003

Total	$445,000	$95,000

[1]	The interest rate payable by the Company under each of these facilities adjusts depending on the Company’s credit rating. If the Company’s credit rating is lowered, the interest rates increase. For instance, a decrease in the Company’s current credit rating by one rating level would cause the interest rate under the BNY Revolving Facility #1 to increase from LIBOR plus 72.5 basis points (“bp”) to LIBOR plus 95 bp; would cause the interest rate under the BNY Revolving Facility #2 to increase from LIBOR plus 67.5 bp to LIBOR plus 87.5 bp; and would cause the interest rate under each of the Fleet Term Loans to increase from LIBOR plus 90 bp to LIBOR plus 115 bp.

[2]	The maturity date for the Fleet Term Loan #1 can be extended to November 2002 at the Company’s option.

[3]	The Fleet Term Loan #2 was entered into in March 2002, and therefore no amount was outstanding as of December 31, 2001. The entire amount of the loan was drawn in March 2002.

     In addition to the Credit Facilities, the Company had approximately $241.4 million of mortgage debt outstanding as of December 31, 2001 having a weighted average interest rate of 7.8% and $613.2 million of notes payable with a weighted average interest rate of 7.3%.

      Because the Credit Facilities are nearing their maturity, the Company currently is in preliminary negotiations with certain major financial institutions for a new revolving credit facility. The Company expects this facility to be in place by the end of the second quarter of this year, although there can be no assurance that this will be the case. If the Company is not successful in obtaining a new credit facility, it does not have sufficient funds on hand to pay off amounts that are scheduled to come due under the Credit Facilities. In addition to the maturity of the Company’s Credit Facilities, the Company also has an $81 million note issued under its medium-term notes program that matures in May 2002. The Company expects to repay this note at maturity through a draw under its existing or new revolving credit facilities or with new indebtedness incurred prior to the maturity date of such note.

      In connection with the Portfolio Acquisition, the Company assumed approximately $289 million of indebtedness. Approximately $110 million of this debt matures in July 2002, while approximately $157 million matures in 2008 and the remaining $23 million matures in July 2004. The $110 million loan that matures in July 2002 has three one-year extension options, and the Company has requested the first one-year extension, which would extend the maturity date to July 2003. The extension right is subject to compliance with certain financial covenants, which the Company believes will be satisfied. The remaining portion of the purchase price for the Portfolio Acquisition was financed with the proceeds of a public equity offering of the Company’s common shares, and with borrowings under the Company’s existing credit facilities and an interim facility.

      The Company has established a comprehensive redevelopment and outparcel development program under which properties are identified for substantial renovation or expansion where the Company believes attractive returns can be generated from the investment. The Company currently has identified 10 projects for redevelopment that are expected to cost approximately $19 million, all of which is expected to be incurred in 2002. In addition, the Company expects to proceed with redevelopment projects at two additional shopping centers and one mall in 2002. The costs relating to all of these projects are expected to be funded from existing cash flow and from draws under the Company’s revolving credit facilities. The Company has one additional mall under redevelopment, which costs will be funded through a third party construction loan.

      In connection with the Portfolio Acquisition, the Company acquired nine properties currently in redevelopment which are expected to cost approximately $7 million.

      Each of the Credit Facilities contains substantially similar covenants that require that the Company maintain certain financial coverage ratios. These covenants currently include:

•	net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•	EBITDA to fixed charges ratio of at least 1.75:1

•	minimum tangible net worth of approximately $1.3 billion

•	total debt to total capital ratio of no more than 57.5% (reducing to 52.5% if dividends paid exceed 90% of the Company’s funds from operations)

•	total secured debt to total capital ratio of no more than 40%

•	unsecured debt to unencumbered assets value ratio of no more than 55%

      In connection with the Portfolio Acquisition, on December 27, 2001 the Company modified two of its financial covenants under its Credit Facilities, effective March 1, 2002. Specifically, the limit on the Company’s permitted consolidated total indebtedness was increased from 55% of total capital to 57.5% of total capital and the limit on the Company’s permitted consolidated unsecured indebtedness was increased from 50% of the value of its unencumbered assets to 55% of the value of its unencumbered assets. In both cases, the increased debt levels are permitted only until such time as the Company engages in capital transactions (such as equity offerings or asset sales) from and after January 13, 2002, that raise a total of at least $200 million of net proceeds.

      The Company also has issued approximately $615 million of indebtedness under three public indentures. These indentures also contain covenants that require that the Company maintain certain financial coverage ratios, which covenants generally are less onerous than the covenants for the Credit Facilities described above.

      As of December 31, 2001, the Company was in compliance with all of the financial covenants under its Credit Facilities and its public indentures, and the Company believes that it will continue to remain in compliance with these covenants. However, if the Company’s properties do not perform as expected, or if unexpected events occur that require the Company to borrow additional funds, compliance with these covenants may become difficult and may restrict the Company’s ability to pursue certain business initiatives. In addition, these financial covenants may restrict the Company’s ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact the ability of the Company to pursue growth initiatives.

Off-Balance Sheet Financing Matters

      In a few cases, the Company has made commitments to provide funds to joint ventures and third parties under certain circumstances or otherwise guaranteed obligations of others that do not show up on the Company’s financial statements as liabilities. In other cases, the Company is a joint venture partner with third parties, and the liabilities associated with those joint ventures do not show up as liabilities on the Company’s financial statements. The following is a brief summary of the material contractual obligations that the Company had entered into as of December 31, 2001 that are not reflected as liabilities on the Company’s financial statements:

•	Private Pension Fund Joint Venture. In connection with the Portfolio Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor. The joint venture had loans outstanding of approximately $70.7 million as of December 31, 2001. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required if the joint venture were to need capital, up to a maximum amount of $8.3 million, of which approximately $4.5 million has been contributed as of December 31, 2001.

•	Preston Ridge Joint Venture. ERT, the Company’s development subsidiary, has an investment in a joint venture that owns a community shopping center in Frisco, Texas known as The Centre at Preston Ridge. The joint venture had loans outstanding of approximately $86 million as of December 31, 2001. While the Company has no obligation to contribute additional capital to the joint venture, ERT has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of December 31, 2001, the book value of ERT’s investment in the Preston Ridge joint venture was approximately $40.7 million.

•	Vail Ranch II Joint Venture. ERT has an investment in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development. The joint venture had third-party loans outstanding of approximately $8.4 million as of December 31, 2001. The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property. While the Company has no obligation to contribute additional capital to the joint venture, ERT has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of December 31, 2001, the book value of ERT’s investment in the Vail Ranch II joint venture was approximately $1.1 million.

•	Superior Towne Center Loan. The Company has entered into an agreement to loan funds to a third party developer in connection with the development of a community shopping center in Superior, Colorado. Approximately $9.7 million of a $14.9 million bank loan was outstanding against the property as of December 31, 2001. In addition, the Company has made a subordinated mortgage loan of approximately $25.9 million to the third party developer as of December 31, 2001, which amount is scheduled to be repaid in 2004. Under the terms of the loan agreement, the Company is obligated to loan up to an additional $4 million under certain circumstances.

•	Letter of Credit Extension. In connection with the sale of its garden apartment portfolio, the Company indirectly provided a letter of credit to the buyer in the amount of approximately $31 million, which can remain outstanding through September 2004 (subject to extensions for up to one year). The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio. If the letter of credit is drawn (for example, following a default by the buyer under the loan), the Company will be obligated to reimburse the providing bank for the amount of the draw.

•	Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2001, the Company had mortgage loans outstanding of approximately $241.4 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $88.5 million.

      For a discussion of other factors which may adversely affect the Company’s liquidity and capital resources, please see the section titled “Risk Factors” in Item I of the Company’s Annual Report on Form 10-K.

Inflation

      The majority of the Company’s leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, the Company believes that many of its existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to or get closer to current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of the Company’s leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation. In addition, the Company periodically evaluates its exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on its floating rate loans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      As of December 31, 2001, the Company had approximately $24.8 million of outstanding floating rate mortgages. In addition, the Company had $95.0 million outstanding as of December 31, 2001 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $978.9 million of outstanding total debt of the Company, the approximately $2.6 billion of total assets of the Company and the approximately $2.9 billion market capitalization of the Company’s common stock as of that date. In addition, as discussed below, the Company has fixed $75.0 million of floating rate borrowings through the use of an interest rate swap.

      The Company was a party to one hedging agreement with respect to its floating rate debt as of December 31, 2001. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. As a result of the Company’s sale of its garden apartment community portfolio, the swap agreement was reduced from $125 million to $75 million. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company’s exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company’s interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company’s interest expense as compared to the floating rate debt underlying the Company’s hedging agreements and could result in the Company making payments to unwind such agreements.

      If market rates of interest on the Company’s variable rate debt increase by 10% (or approximately 70 basis points), the increase in annual interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $0.6 million. If market rates of interest increase by 10%, the fair value of the Company’s total outstanding debt would decrease by approximately $7.0 million. If market rates of interest on the Company’s variable rate debt decrease by 10% (or approximately 45 basis points), the decrease in interest expense on the Company’s variable rate debt would increase future earnings and cash flows by approximately $0.6 million. If market rates of interest decreased by 10%, the fair value of the Company’s total outstanding debt would increase by approximately $7.0 million.

      As of December 31, 2001, the Company had notes receivable in the total amount of Canadian $12.4 million (approximately U.S. $7.8 million as of December 31, 2001). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of December 31, 2001.

Item 8.	Financial Statements and Supplementary Data

      Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2002 (the “Proxy Statement”) under the captions “Proposal 1 — Election of Directors,” “Executive Compensation and Other Information” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Consolidated Financial Statements. The following documents are filed as a part of this report:

      The response to this portion of Item 14 is submitted as a separate section of this report.

      (b) Reports on Form 8-K filed during the three months ended December 31, 2001.

          Form 8-K filed on October 5, 2001, containing Items 2 and 7 disclosure, and

          Form 8-K filed on November 8, 2001, containing Items 7 and 9 disclosure.

      (c) Exhibits. The following documents are filed as exhibits to this report:

*2.1	Agreement for Purchase of Real Estate and Related Property, dated as of May 10, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.2	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC (Club Sales Contract Amendment), filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.3	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 5,2001.
*2.4	Closing Date Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of September 21, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.5	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P. and certain affiliates of CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
*3.1	Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 3.01 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-65211.
*3.3	Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001), filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001.
*4.1	Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K dated February 7, 1997.
*4.2	Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock filed as Exhibit 4.02 to the Company’s Current Report on Form 8-K dated January 14, 1998.
*4.3	Articles Supplementary relating to the Series C Junior Participating Preferred Stock of the Company, which may in the future be issued under the Company’s Rights Plan filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*4.4	Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333-65211.

*10.1	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65223.
*10.2	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.3	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.4	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.5	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.6	Directors’ Amended and Restated 1994 Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.7	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.8	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.9	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10.10	New Plan Realty Trust 1997 Stock Option Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
*10.11	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
*10.12	Amended and Restated New Plan Realty Trust 1985 Incentive Stock Option Plan filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
*10.13	New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
10.14	Credit Agreement (Facility I), dated as of October 22, 2001, by and among the Company, The Bank of New York, as administrative agent, Bank One, NA and Fleet National Bank, each as a co-documentation agent, Bank of America, as managing agent, and the lenders party thereto.
*10.15	Amendment No. 1 to Credit Agreement (Facility I), dated as of December 27, 2001, by and among the Company, The Bank of New York, as administrative agent, and the lenders thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2001.
10.16	Guaranty (Facility I), dated as of October 22, 2001, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc., ERT Development Corporation and The Bank of New York, as administrative agent.
*10.17	Credit Agreement (Facility II), dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.18	Amendment No. 1 to Credit Agreement (Facility II), dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10.19	Amendment No. 2 to Credit Agreement (Facility II), dated as of November 3, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10K for the year ended December 31, 2000.
*10.20	Amendment No. 3 to Credit Agreement (Facility II), dated as of May 9, 2001, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as a co-documentation agent, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.21	Letter Agreement, dated as of July 27, 2001, between the Company and The Bank of New York, as administrative agent, concerning the credit agreements, each dated as of November 17, 1999, as amended, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*10.22	Amendment No. 4 to Credit Agreement (Facility II), dated as of December 27, 2001, by and among the Company, The Bank of New York, as administrative agent, and the lenders party thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
*10.23	Guaranty (Facility II), dated as of November 17, 1999, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc. and The Bank of New York, as administrative agent, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.24	Guaranty (Facility II), dated as of October 22, 2001, by and between ERT Development Corporation and The Bank of New York, as administrative agent.
*10.25	Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-3, File No. 33-59195.
*10.26	First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.02 to the Company’s Registration Statement on Form S-3, File No. 333-24615.
*10.27	Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K dated July 3, 1997.
*10.28	Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee filed as Exhibit 4.2 to New Plan Realty Trust’s Registration Statement on Form S-3, File No. 33-60045.
*10.29	First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*10.30	Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 1999.
*10.31	Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of June 25, 1997, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*10.32	First Amendment to Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*10.33	Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub, Inc. and New Plan Realty Trust filed, as Exhibit 2.1 to the Company’s Registration Statement on Form S-4, File No. 333-61131.
*10.34	Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company’s Report on Form 8-A dated May 19, 1998.
*10.35	First Amendment to Rights Agreement, dated as of February 8, 1999, between the Company and BankBoston, N.A. filed as Exhibit 4.1 to the Company’s Report on Form 8-A/ A (Amendment No. 1) dated May 5, 1999.
*10.36	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.37	Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.38	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.39	Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.40	Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
*10.41	Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.42	Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein.
*10.43	Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
10.44	Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel.
*10.45	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.
*10.46	Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.47	Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.48	Agreement, dated as of December 19, 2000, by and between the Company and James DeCicco, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.49	Loan Agreement, dated as of November 30, 2001, by and among BPR Shopping Center, L.P., the Bank of America, N.A., the Company and the other parties thereto.

*10.50	Term Loan Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto and Fleet National Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.51	Amendment No. 1 to Term Loan Agreement, dated as of September 6, 2001, among the Company, the lenders party thereto and Fleet National Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*10.52	Amendment No. 2 to Term Loan Agreement, dated as of December 27, 2001, by and among the Company, Fleet National Bank, as administrative agent, and the lenders party thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
*10.53	Guaranty, dated as of May 9, 2001, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc. and Fleet National Bank, as administrative agent, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.54	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.55	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.56	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.57	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 515,121 options), filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.58	Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.59	Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.60	Stock Pledge Agreement, dated February 23, 2000 between the Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
10.61	Reimbursement Agreement, dated as of August 24, 2001, between the Company and Fleet National Bank.
12	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.

*	Incorporated herein by reference as above indicated.

      (d) Financial Statement Schedules. The following documents are filed as a part of this report:

      The response to this portion of Item 14 is submitted as a separate section of this report.

NEW PLAN REALTY TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of New Plan Excel Realty Trust, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York

February 22, 2002, except as to Note 27, as to which the date is March 1, 2002.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(In thousands)

ASSETS

	December 31,	December 31,
	2001	2000

Real estate:
Land	$498,859	$463,602
Buildings and improvements	2,184,787	1,989,029
Accumulated depreciation	(269,755)	(218,638)

Net real estate	2,413,891	2,233,993
Real estate held for sale	20,747	9,104
Cash and cash equivalents	7,163	1,170
Marketable securities	1,887	1,531
Receivables:
Trade, less allowance for doubtful accounts of $15,633 and $12,816 at December 31, 2001 and 2000, respectively	43,555	43,454
Other	8,736	11,620
Mortgages and notes receivable	45,360	58,553
Prepaid expenses and deferred charges	15,964	9,320
Assets in discontinued operations	—	346,779
Investment in and loans to ERT Development Corporation	—	170,004
Investments in unconsolidated ventures	41,876	—
Other assets	23,687	8,903

Total assets	$2,622,866	$2,894,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $6,063 and $7,753 at December 31, 2001 and 2000, respectively	$241,436	$328,803
Notes payable, net of unamortized discount of $1,752 and $2,008 at December 31, 2001 and 2000, respectively	613,248	612,992
Credit facilities	95,000	243,750
Capital leases	29,170	29,431
Other liabilities	122,674	92,145
Tenant security deposits	5,833	7,791

Total liabilities	1,107,361	1,314,912

Minority interest in consolidated partnership	22,267	23,909

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, Series A: $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A Cumulative Convertible Preferred, 1,507 shares outstanding at December 31, 2001 and 2000; Series B: 6,300 depositary shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 shares outstanding at December 31, 2001 and 2000; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at December 31, 2001 and 2000	23	23
Common stock, $.01 par value, 250,000 shares authorized; 87,352 and 87,320 shares issued and outstanding as of December 31, 2001 and 2000, respectively	873	873
Additional paid-in capital	1,697,570	1,695,994
Accumulated other comprehensive (loss) income	(1,965)	555
Accumulated distribution in excess of net income	(203,263)	(141,835)

Total stockholders’ equity	1,493,238	1,555,610

Total liabilities and stockholders’ equity	$2,622,866	$2,894,431

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share amounts)

	December 31,	December 31,	December 31,
	2001	2000	1999

Rental revenues:
Rental income	$270,244	$272,108	$276,407
Percentage rents	7,139	7,431	5,850
Expense reimbursements	61,026	55,436	54,747

Total rental revenues	338,409	334,975	337,004

Expenses:
Operating costs	56,698	54,062	53,965
Real estate and other taxes	35,424	36,109	32,788
Interest	78,779	88,352	77,802
Depreciation and amortization	57,615	55,364	54,199
Provision for doubtful accounts	6,453	4,372	5,268
Severance costs	896	4,945	8,497
General and administrative	10,318	7,509	6,665

Total expenses	246,183	250,713	239,184

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	92,226	84,262	97,820
Other income and expenses:
Interest, dividend, and other income	13,990	30,427	26,041
Equity participation in ERT	(4,313)	(17,867)	(3,169)
Equity in income of unconsolidated ventures	985	—	—
Foreign currency (loss) gain	(560)	(437)	674
Gain on sale of real estate	1,610	9,200	7,956
Impairment of real estate	(13,107)	(3,620)	—
Minority interest in income of consolidated partnership	(848)	(952)	(1,299)

Income from continuing operations	89,983	101,013	128,023

Discontinued operations:
Income from discontinued operations of garden apartments	13,679	21,310	21,490
Gain on sale of discontinued operations	1,500	—	—

Net income before extraordinary item	105,162	122,323	149,513
Extraordinary item	—	758	—

Net income	105,162	123,081	149,513

Other comprehensive income:
Unrealized gain (loss) on marketable securities	358	341	(512)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	(2,124)	—	—
Unrealized derivative loss on interest rate swap	(754)	—	—

Comprehensive income	$102,642	$123,422	$149,001

Net income available to common stock — basic	$82,523	$100,446	$126,736

Net income available to common stock — diluted	$83,371	$101,398	$128,035

Basic earnings per common share:
Income from continuing operations	$0.77	$0.90	$1.19
Discontinued operations	0.16	0.24	0.24
Gain on sale of discontinued operations	0.02	—	—
Extraordinary item	—	0.01	—

Basic earnings per share	$0.95	$1.15	$1.43

Diluted earnings per common share:
Income from continuing operations	$0.77	$0.89	$1.18
Discontinued operations	0.15	0.24	0.24
Gain on sale of discontinued operations	0.02	—	—
Extraordinary item	—	0.01	—

Diluted earnings per share	$0.94	$1.14	$1.42

Average shares outstanding — basic	87,241	87,608	88,662

Average shares outstanding — diluted	88,799	88,951	90,440

      The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

			Shares of
			Beneficial
			Interest/			Accumulated	Accumulated
	Preferred Stock		Common Stock		Additional	Other	Distributions	Total
					Paid-in	Comprehensive	in Excess of	Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Net Income	Equity

Balance at December 31, 1998	2,905	$29	88,384	$884	$1,735,207	$726	$(74,604)	$1,662,242
Net income	—	—	—	—	—	—	149,513	149,513
Dividends	—	—	—	—	—	—	(172,688)	(172,688)
Dividend reinvestment	—	—	907	9	17,155	—	—	17,164
Exercise of stock options	—	—	66	1	1,334	—	—	1,335
Shares repurchased and retired	—	—	(2,457)	(25)	(45,510)	—	—	(45,535)
Conversion of preferred shares	(618)	(6)	655	6	—	—	—	—
Unrealized holding loss on marketable securities	—	—	—	—	—	(512)	—	(512)

Balance at December 31, 1999	2,287	23	87,555	875	1,708,186	214	(97,779)	1,611,519
Net income	—	—	—	—	—	—	123,081	123,081
Dividends	—	—	—	—	—	—	(167,137)	(167,137)
Exercise of stock options	—	—	515	5	6,595	—	—	6,600
Shares repurchased and retired	—	—	(750)	(7)	(10,784)	—	—	(10,791)
Employee loans	—	—	—	—	(8,003)	—	—	(8,003)
Unrealized holding gain on marketable securities	—	—	—	—	—	341	—	341

Balance at December 31, 2000	2,287	23	87,320	873	1,695,994	555	(141,835)	1,555,610
Net income	—	—	—	—	—	—	105,162	105,162
Dividends	—	—	—	—	—	—	(166,590)	(166,590)
Exercise of stock options	—	—	135	1	2,033	—	—	2,034
Shares repurchased and retired	—	—	(119)	(1)	(1,598)	—	—	(1,599)
Employee loans	—	—	—	—	860	—	—	860
Redemption of limited partner units for shares of common stock	—	—	16	—	281	—	—	281
Unrealized holding gain on marketable securities	—	—	—	—	—	358	—	358
Unrealized derivative gain (loss) on interest rate swap	—	—	—	—	—	(754)	—	(754)
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,124)	—	(2,124)

Balance at December 21, 2001	2,287	$23	87,352	$873	$1,697,570	$(1,965)	$(203,263)	$1,493,238

      The accompanying notes are an integral part of the consolidated financial statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Cash flows from operating activities:
Net income	$105,162	$123,081	$149,513
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66,283	64,499	62,912
Amortization of net premium/discount on mortgages and notes payable	(1,303)	(1,153)	(3,547)
Amortization of deferred debt and loan acquisition costs	1,730	1,035	—
Foreign currency loss (gain)	560	437	(674)
(Gain)/loss on sale of real estate and securities, net	(1,610)	(9,200)	(7,956)
Gain on sale of discontinued operations	(1,500)	—	—
Minority interest in income of partnership	848	952	1,299
Extraordinary item	—	(758)	—
Impairment of real estate assets	13,107	3,620	—
Equity in (income)/loss of unconsolidated ventures	(985)	17,867	3,169
Write-off of investment in Eversave	249	—	—
Change in investment in and accrued interest on loans to ERT Development Corporation	2,337	(11,185)	(10,977)
Changes in operating assets and liabilities, net:
Change in trade and notes receivable	2,419	(12,223)	(6,803)
Change in other receivables	2,093	(3,531)	(7,739)
Change in other liabilities	8,001	4,646	(1,950)
Change in sundry assets and liabilities	(10,657)	1,245	(11,392)

Net cash provided by operating activities	186,734	179,332	165,855

Cash flows from investing activities:
Real estate acquisitions and building improvements	(112,821)	(33,742)	(55,719)
Proceeds from real estate sales, net	413,195	52,253	28,350
Leasing commissions paid	(1,811)	—	—
Advances for mortgage notes receivable, net	(2,323)	(4,609)	(14,373)
Loans to ERT Development Corporation	12,335	(39,324)	(28,845)
Purchase of ERT Development Corporation common stock	(435)	—	—
Cash acquired from purchase of ERT Development Corporation	543	—	—
Repayments from ERT Development Corporation	—	13,034	—
Repayments of mortgage notes receivable	5,452	2,616	5,713
Sales of marketable securities	—	—	84
Purchases of marketable securities	—	—	(2)
Purchase of minority interest	—	—	(22,415)

Net cash provided by (used in) investing activities	314,135	(9,772)	(87,207)

Cash flows from financing activities:
Proceeds from issuing notes	—	—	224,000
Principal payments of mortgages and notes payable	(169,657)	(108,877)	(98,850)
Dividends paid	(166,594)	(167,043)	(166,443)
Reserves established for mortgages payable	(7,669)	—	—
Financing fees paid	(1,353)	—	—
Proceeds from mortgages payable	—	48,000	—
Minority interest distributions paid	(2,149)	(2,143)	(3,249)
Proceeds from dividend reinvestment plan	—	—	17,164
Repayment of credit facility, net	(148,750)	55,030	(11,780)
Proceeds from exercise of stock options	2,033	6,600	1,335
Payments for the repurchase of common stock	(1,598)	(10,791)	(43,942)
Repayment of loans receivable for the purchase of common stock	861	—	—

Net cash used in financing activities	(494,876)	(179,224)	(81,765)

Net increase (decrease) in cash and cash equivalents	5,993	(9,664)	(3,117)
Cash and cash equivalents at beginning of year	1,170	10,834	13,951

Cash and cash equivalents at end of year	$7,163	$1,170	$10,834

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

      New Plan Excel Realty Trust, Inc. and subsidiaries (the “Company”) is operated as a self-administered, self-managed real estate investment trust (“REIT”). As a result of the discontinued operations resulting from the sale of the Company’s garden apartment communities during 2001, the principal business of the Company is the ownership and operation of retail properties throughout the United States.

2. Summary of Significant Accounting Policies

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership (Note 17). All significant intercompany transactions and balances have been eliminated. Until June 30, 2001, the Company used the equity method to account for its investment in ERT Development Corporation (“ERT”), a Delaware corporation (Note 9). Subsequent to that date ERT has been accounted for as a fully consolidated entity. As a result of the consolidation of ERT on July 1, 2001, the Company now has direct equity investments in Vail Ranch II and The Centre at Preston Ridge joint venture projects.

     Net Earnings per Share of Common Stock

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share. Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net earnings per common share assuming dilution (“diluted EPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the “if converted” method), exercise of stock options and upon conversion of ERP limited partnership interests for all periods.

     Cash Equivalents

      Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper. At times, cash balances at a limited number of banks may exceed insurable amounts. The Company believes it mitigates its risk by investing in or through major financial institutions.

     Accounts Receivable

      Accounts receivable is stated net of the allowance for doubtful accounts of $15.6 million and $12.8 million as of December 31, 2001 and 2000, respectively.

     Real Estate

      Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives; ordinary repairs and maintenance are expensed as incurred.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	35 to 40 years
Building improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life

     Long-Lived Assets

      On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

     Employee Loans

      The Company has made loans to officers, directors and employees primarily for the purpose of purchasing common shares of the Company. These loans are demand and term notes bearing interest at rates ranging from 5% to 10%. Interest is payable quarterly. Loans made for the purchase of common shares are reported as a deduction from stockholders’ equity. At December 31, 2001 and 2000, the Company had aggregate loans to employees of approximately $7.1 million and $8.0 million, respectively.

     Investments in Unconsolidated Ventures

      As a result of the consolidation of ERT on July 1, 2001, the Company now has direct equity investments in Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company accounts for these investments in unconsolidated ventures under the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. These investments are initially recorded at cost, as Investments in Unconsolidated Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

     Deferred Leasing and Loan Acquisition Costs

      Costs incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Costs incurred in obtaining long-term financing are amortized on a straight-line basis and charged to interest expense over the terms of the related debt agreements, which approximates the effective interest method.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. Certain of the leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Rental income also includes lease termination fees.

     Income Taxes

      The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, as of December 31, 2001, the Company was required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in real estate and other taxes in the Company’s consolidated statement of income.

      Effective January 1, 2001, the Company may elect to treat one or more of its existing or newly created corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its existing and newly created corporate subsidiaries as TRS’s.

     Segment Information

      As a result of the discontinued operations, the principal business of the Company and its consolidated subsidiaries is the ownership, development and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and no tenant comprises more than 10% of revenues.

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to impairments of real estate, recovery of mortgage notes and trade accounts receivable and depreciable lives.

     Reclassifications

      Certain prior period amounts have been reclassified to conform with the current year presentation.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recently Issued Accounting Standards

      In June 2001, FASB issued Statement 141, Business Combination (FAS 141). This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement is effective June 30, 2001 and did not have a material impact on the financial statements.

      In June 2001, FASB issued Statement 142, Goodwill and Other Intangible Assets (FAS 142). This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the impact of the adoption of this statement to be material.

      In October 2001, FASB issued Statement 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 144). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale and requires restatement of comparative prior periods. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the impact of the adoption of this statement to be material.

3. Discontinued Operations

      On September 21, 2001, pursuant to an agreement dated May 11, 2001, the Company and a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. (“Houlihan/ C.L.K.”) consummated the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/ C.L.K. The one remaining apartment community (The Club Apartments) was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001.

      As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million. In connection with the garden apartment community portfolio transaction, the Company extended a letter of credit in the amount of approximately $31 million, which has a term of three years (subject to the right of Houlihan/ C.L.K. to terminate or reduce the amount thereof after 18 months or, alternatively, to extend the term for one additional year), and for which the Company will receive a nine percent fee while the letter of credit remains outstanding. The Company also received a one percent commitment fee. At December 31, 2001, there were no amounts drawn under the letter of credit.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million. Approximately $1.5 million of the gain has been recognized currently, with the balance to be recognized as a function of the reduction of the Company’s exposure under the letter of credit. The deferred gain of $17.0 million is included in other liabilities in the consolidated balance sheet. Accordingly, the assets and operating results of the garden apartment communities have been reclassified and reported as discontinued operations.

      Included in the Consolidated Statement of Income are the discontinued operations of garden apartment communities which are summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999

Rental revenue	$56,063	$76,288	$77,477

Operating costs	25,063	34,617	36,647
Real estate and other taxes	4,039	6,210	6,141
Interest expense	4,899	4,563	3,610
Depreciation and amortization	7,947	9,135	8,713
Provision for doubtful accounts	436	453	876

Total operating costs	42,384	54,978	55,987
Income from discontinued operations of garden apartment Communities	13,679	21,310	21,490

Gain on sales of discontinued operations	1,500	—	—

Net income from discontinued operations of garden apartment Communities	$15,179	$21,310	$21,490

      The Company has allocated interest to its discontinued operations in accordance with EITF 87-24. Such interest includes (i) garden apartment portfolio mortgage interest for all periods and (ii) interest on a $50 million portion of the credit facilities subsequent to October 1, 2000, when an interest rate swap was entered into in contemplation of a possible sale of the portfolio.

      Included in the December 31, 2000 Consolidated Balance Sheet are net assets of the discontinued operations of garden apartment communities which include (in thousands):

Assets	December 31, 2000

Land	$68,638
Buildings and improvements	321,007
Less: accumulated depreciation and amortization	(42,866)

Assets in discontinued operations	$346,779

4. Acquisitions and Dispositions

      In fiscal 2001, the Company acquired two properties, Arapahoe Crossings and the Stein Mart Center. The Arapahoe Crossings shopping center was acquired from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest. Arapahoe Crossings is a 426,000 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, which is in the final phase of development. Tenants include King Soopers (a division of The Kroger Co.), Kohl’s, Borders, Marshalls, OfficeMax and Old Navy. The Stein Mart Center, a 112,400 square foot shopping center located in Poway, California, was acquired from one of the Company’s former joint venture partners, in consideration for $4.9 million of notes receivable and interest due to ERT.

      During 2001, the Company sold its garden apartment portfolio for gross proceeds of approximately $380 million. The gain from the apartment sales was $18.5 million, of which approximately $1.5 million was

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized and recorded in “Gain on sale of discontinued operations” (Note 3) in the Company’s 2001 Statement of Income. During 2001, the Company also sold 26 properties, seven land parcels and one outparcel for aggregate gross proceeds of $49.8 million. The gain from these sales was approximately $1.6 million and is included in “Gain on sale of real estate” in the Company’s 2001 Statement of Income.

      In fiscal 2000, the Company acquired two properties, Burdine’s at Clearwater Mall and Dover Park Plaza. The 10.4 acre Burdine’s store site, located in Clearwater, Florida, was acquired for approximately $4.8 million. Dover Park Plaza, a 60,000 square foot shopping center located in Yardville, New Jersey, was acquired for approximately $3.3 million. At the time of purchase, this property was anchored by Acme Markets and CVS and was 100% leased.

      During 2000, the Company sold 12 properties, including seven shopping centers, four single tenant properties and one commercial property, for aggregate gross proceeds of approximately $57.5 million. The gain from the sales was approximately $9.2 million and is included in “Gain on sale of real estate” in the Company’s 2000 Statement of Income.

      In fiscal 1999, the Company acquired five properties, Westland Crossing, Lakeside Plaza, Rising Sun Towne Center, Forest Hills II and Pavilions at East Lake. Westland Crossing, a 147,000 square foot community shopping center located in Westland, Michigan was acquired for approximately $10.2 million. At the time of purchase, anchor tenants included Office Depot, Michaels Stores and Frank’s Nursery & Crafts. Lakeside Plaza, an 82,000 square foot shopping center located in Salem, Virginia, was acquired for approximately $6.4 million. At the time of purchase, this property was 100% leased. Rising Sun Towne Center, a 63,000 square foot shopping center located in Rising Sun, Maryland, was acquired for approximately $5.5 million. Forest Hills II, a 176 unit apartment complex located in Columbia, South Carolina, was acquired for approximately $4.3 million and Pavilions at East Lake, a 161,000 square foot shopping center located in Marietta, Georgia, was acquired for approximately $14.0 million.

      During 1999, the Company sold seven properties, including five shopping centers and two apartment properties, for aggregate gross proceeds of approximately $36.6 million. The gain from the sales was approximately $8.0 million and is included in “Gain on sale of real estate” in the Company’s 1999 Statement of Income.

5. Accounting Change

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

      The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is accomplished using an interest rate swap, which has been designated as a cash flow hedge. At December 31, 2001, the Company’s derivative instrument consisted of an interest rate swap agreement of $75.0 million, which effectively fixes the annual interest rate of the Company’s variable rate debt under the Company’s credit facilities at a base rate of 6.67% plus applicable spread. As a result of the third quarter sale of its garden apartment communities (as

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in Note 3), the Company’s derivative instrument was reduced from its original $125 million amount to $75 million.

      In connection with its adoption of SFAS 133 as of January 1, 2001, the Company recorded a cumulative transition adjustment of $2.1 million in OCI and a corresponding amount of derivative instrument liability.

      For the year ended December 31, 2001, the critical terms of the interest rate swap and the variable rate debt were the same, so no ineffectiveness was recorded in the consolidated financial statements. All components of the interest rate swap were included in the assessment of hedge effectiveness. The change in fair market value of the interest rate swap was $0.8 million and was recorded in OCI. As of December 31, 2001, the Company expects to reclassify the remaining losses accumulated in OCI to earnings during the next twelve months.

6. Real Estate Held For Sale

      As of December 31, 2001 the Company identified eight single tenant properties and three retail properties that were classified as “Real estate held for sale”. These properties are located in eight states and have an aggregate gross leasable area of approximately 486,000 square feet. Such properties had an aggregate book value of $20.7 million, net of accumulated depreciation of $2.1 million, and resulted in an impairment loss of $7.1 million recorded in the year ended December 31, 2001. These properties contributed $3.3 million in revenue and $2.4 million in net income for the year ended December 31, 2001.

      As of December 31, 2000, two single tenant properties and two retail properties were classified as “Real estate held for sale”. These properties were located in four states and had an aggregate gross leasable area of approximately 237,000 square feet. The estimated fair market value of these properties was less than their book value, resulting in an impairment loss of $3.6 million recorded in the year ended December 31, 2000. These properties contributed $1.3 million in revenue and $0.6 million in net income for the year ended December 31, 2000.

      As of December 31, 1999, the Company did not have any properties classified as “Real estate held for sale”.

      The Company cannot provide assurance as to when, or if, sales of the properties held for sale will occur.

7. Marketable Securities

      The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders’ equity (in thousands):

	December 31,	December 31,
	2001	2000

Cost basis	$974	$976
Unrealized holding gains	913	555

Fair value	$1,887	$1,531

      The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2001 and 2000.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Mortgages, Notes and Other Receivables

      The Company had the following mortgages and notes receivable (in thousands):

	December 31,	December 31,
	2001	2000

Notes from development companies, monthly interest from 10% to 12% per annum. Maturity dates vary depending upon the completion or sale of certain properties	$29,336	$34,344
Note from a development company, effective interest rate of 10%, payable in Canadian dollars. Due May 2003.	7,763	9,477
Purchase money first mortgages, interest at 7.2% to 10%. Due 2002 to 2003.	4,419	12,121
Leasehold mortgages, interest at 10% to 12%. Due 2008 to 2010.	1,170	2,311
Other	2,672	300

Total	$45,360	$58,553

      The Company has notes receivable in the total amount of Canadian $12.4 million and Canadian $14.2 million at December 31, 2001 and 2000, respectively (US $7.8 million and US $9.5 million at December 31, 2001 and 2000, respectively) from a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as “Atrium on the Bay”, and an adjacent building in Toronto, Canada. The loan is collateralized by the Canadian company’s interest in the joint venture. During 2001, Canadian $1.8 million (US $1.3 million) was repaid to the Company. Of this amount, US $0.1 million was applied to accrued interest and US $1.2 million was applied to the principal balance.

      At December 31, 2001 and 2000, $7.6 million and $9.8 million, respectively, of the other receivables on the accompanying balance sheet represents interest and dividends receivable, most of which represents interest receivable related to notes from development companies. The Company has assessed its ability to collect these receivables and expects to realize interest and principal in accordance with the book value of the notes.

9. ERT Development Corporation

      In 1995, ERT was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. Until July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT and an officer and director of the Company owned all the common shares. The preferred shares are entitled to receive 95% of dividends, if any, and bear 100% of the losses. Cash requirements to facilitate ERT’s transactions have primarily been obtained through borrowings from the Company. As of July 1, 2001, the Company purchased all of the common shares of ERT, and ERT is now a wholly owned subsidiary of the Company. In 2001, ERT elected to become a taxable REIT subsidiary of the Company under the laws applicable to REITs.

      Investment in and loans to ERT are comprised of the following (in thousands):

December 31,
2000

Investment	($13,641)
Uncollateralized loans and accounts receivable	69,393
Collateralized loans receivable	85,724
Accrued interest	28,528

Total	$170,004

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest and principal payments from ERT to the Company are primarily received upon the completion of development projects. Interest receivable from ERT was $28.5 million at December 31, 2000. Interest income recognized by the Company was $18.5 million in 2000. In 2001 and 2000, the equity in the losses of ERT recorded by the Company was $4.3 million and $17.9 million, respectively.

      Summary unaudited financial information for ERT is as follows (in thousands):

December 31,
2000

Condensed Balance Sheets
Mortgages, notes and interest receivable from developers, interest at 10% to 12%	$61,339
Real estate and other assets, net of depreciation	202,153

Total Assets	$263,492

Notes and accounts payable to New Plan Excel Realty Trust, Inc.	$155,118
Accrued interest payable to New Plan Excel Realty Trust, Inc.	28,528
Mortgages, construction and land loans	83,650
Other liabilities	9,837

Total liabilities	277,133
Total stockholders’ equity	(13,641)

Total liabilities and stockholders’ equity	$263,492

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Condensed Statements of Income
Revenues	$12,873	$27,060	$20,107
Interest expense to New Plan Excel Realty Trust, Inc.	(4,818)	(18,499)	(14,842)
Other expenses	(12,368)	(26,428)	(8,434)

Net loss	($4,313)	($17,867)	($3,169)

      The ERT condensed statement of income for the year ended December 31, 2001 only reflects six months of revenue and expense, as effective July 1, 2001, ERT has been consolidated with the Company.

      Pointe Orlando Development Company, which has been consolidated with ERT since October 1, 1999, had a term loan with a balance of $78.5 million at December 31, 2000, of which $15.0 million was guaranteed by the Company. This loan was paid in full as of December 31, 2001. As of December 31, 2001, ERT also has an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). The Centre at Preston Ridge had a construction loan which had an outstanding balance of $51.6 million at December 31, 2000, of which $11.0 million was guaranteed by the Company. The Centre at Preston Ridge also had a land loan which had an outstanding balance of $22.7 million at December 31, 2000, all of which was guaranteed by the Company.

      On October 2, 2000, ERT acquired ownership of two properties, Annie Land Plaza and New Market Shopping Center, from Wilton Partners, in exchange for notes and interest receivable due to ERT. In connection with the acquisition, ERT assumed mortgages on the properties in the amounts of $2.4 million for Annie Land Plaza and $2.8 million for New Market Shopping Center. The Company has guaranteed 100% of Annie Land Plaza’s outstanding mortgage balance and 25% of New Market Shopping Center’s outstanding mortgage balance. In July 2001, both Annie Land Plaza and New Market Shopping Center were both sold

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the outstanding mortgage indebtedness was repaid. As a result of the sale, all loan guarantees were cancelled.

      In addition, during 2000, Wilton Partners, one of ERT’s joint venture partners, repaid in full to ERT approximately $11.0 million of notes receivable and accrued and contingent interest. Also in 2000, ERT paid approximately $1.2 million to Wilton Partners to acquire all of its management, development and ownership interests and rights in and to The Mall at 163rd Street.

      On January 11, 2001, ERT acquired Stein Mart Center, a 112,400 square foot shopping center located in Poway, California, from Wilton Partners in consideration for $4.9 million of notes receivable and interest due to ERT.

      On May 18, 2001, The Ellman Companies repaid to ERT approximately $18.9 million of outstanding notes receivable and accrued interest on Mesa Pavilions and The Groves. Approximately $2.1 million of the proceeds consist of a note receivable secured by certain interests in the Superior Towne Center, a property for which the Company also holds a note receivable.

10. Pro Forma Financial Information (Unaudited and in thousands)

      The following pro forma financial information for the years ended December 31, 2001 and 2000 is presented as if the acquisition by the Company of 100% of the common stock of ERT had occurred on January 1, 2001 and 2000. In management’s opinion, all adjustments necessary to reflect the effects of this transaction have been made.

      This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2001 and 2000, nor do they represent the results of operations of future periods.

	December 31,	December 31,
	2001	2000

Rental revenues	$348,872	$355,995
Expenses	(257,809)	(277,140)
Other income and expenses	(1,080)	22,158

Income from continuing operations	$89,983	$101,013

11. Investments in Unconsolidated Ventures

      As a result of the consolidation of ERT on July 1, 2001, the Company acquired direct equity investments in Vail Ranch II and The Centre at Preston Ridge joint venture projects. Vail Ranch II, located in Temecula, California, is a 109,200 square foot community shopping center. The Centre at Preston Ridge, located in Frisco, Texas, is a 126 acre retail project being jointly developed by ERT and entities controlled by George W. Allen and Milton Schaffer. The Company accounts for these investments using the equity method.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary unaudited financial information for the Company’s other investments is as follows (in thousands):

December 31,
2001

Condensed Balance Sheets
Cash and cash equivalents	$6,421
Receivables	1,336
Property and equipment, net of accumulated depreciation	120,861
Other assets, net of accumulated amortization	42,034

Total Assets	$170,652

Other liabilities	$1,873
Notes payable	88,534

Total liabilities	90,407
Total stockholders’ equity	80,245

Total liabilities and stockholders’ equity	$170,652

Company’s investment	$41,876

Year Ended
December 31,
2001

Condensed Statements of Income
Revenues	$20,923
Interest expense	(7,090)
Other expenses	(12,780)

Net income	$1,053

Company’s share of net income	$852 [1]

[1]	Includes preferred returns of $325.

     In a few cases, the Company has made commitments to provide funds to joint ventures and third parties under certain circumstances or otherwise guaranteed obligations of others that do not show up on the Company’s financial statements as liabilities. In other cases, the Company is a joint venture partner with third parties, and the liabilities associated with those joint ventures do not show up as liabilities on the Company’s financial statements.

12. Mortgages Payable

      Mortgages are non-recourse and collateralized by real estate and an assignment of rents. Payments on mortgages are generally due in monthly installments of principal and interest. As of December 31, 2001, mortgages payable bear interest at rates ranging from 2.510% to 9.625%, having a weighted average of 7.8%

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per annum and maturity dates from 2002 to 2015. The principal payments required to be made on mortgages payable are as follows (in thousands):

Year

2002	$18,804
2003	34,753
2004	7,145
2005	48,399
2006	7,091
Thereafter	119,181

Subtotal	235,373
Net unamortized premiums	6,063

Total	$241,436

      Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.

13. Notes Payable (in thousands)

	Face		December 31,	December 31,
Description	Amount	Due Date	2001	2000

7.75% Senior notes, effective interest rate 7.95%, net of unamortized discount; December 31, 2001 and 2000 — $535 and $670; respectively	$100,000	2005	$99,465	$99,330
6.80% Senior unsecured notes, effective interest rate 6.87%, net of unamortized discount; December 31, 2001 and 2000 — $47 and $92; respectively	81,000	2002	80,953	80,908
6.875% Senior unsecured notes, effective interest rate 6.982%	75,000	2004	75,000	75,000
7.97% unsecured notes	10,000	2026	10,000	10,000
7.65% unsecured notes	25,000	2026	25,000	25,000
7.68% unsecured notes	20,000	2026	20,000	20,000
7.35% unsecured notes	30,000	2007	30,000	30,000
6.9% unsecured notes	50,000	2028	50,000	50,000
7.4% unsecured notes, net of unamortized discount, December 31, 2001 and 2000 — $347 and $393, respectively	150,000	2009	149,653	149,607
7.5% unsecured notes, net of unamortized discount, December 31, 2001 and 2000 — $823 and $853, respectively	25,000	2029	24,177	24,147
7.33% unsecured notes	49,000	2003	49,000	49,000

Total			$613,248	$612,992

      The Notes are uncollateralized and subordinate to mortgages payable and rank equally with debt under the revolving credit facilities. Where applicable, the discount is being amortized over the life of the respective Notes using the effective interest rate method. Interest is payable semi-annually or quarterly and the principal

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is due at maturity. Among other restrictive covenants, there is a restrictive covenant that limits the amount of total indebtedness to 65% of total assets.

      The principal payments required to be made on notes payable are as follows (in thousands):

Year

2002	$81,000
2003	49,000
2004	75,000
2005	100,000
2006	—
Thereafter	310,000

Subtotal	615,000
Unamortized discount	(1,752)

Total	$613,248

14. Credit Facilities

      The Company has two revolving credit facilities with The Bank of New York as lead lender, under which the Company may borrow up to $245.0 million in uncollateralized advances from a group of banks. The Company also has a term loan with Fleet National Bank as lead lender, under which it has borrowed $75 million, on an unsecured basis, as of December 31, 2001 and 2000. The table below sets forth certain terms of the loans under these three facilities.

	Amount	Amount	Amount
	Available	Drawn as of	Drawn as of	Interest Rate at
	to be	December 31,	December 31,	December 31,
Loan	Drawn	2001	2000	2001 and 2000[1]	Maturity Date

	(In thousands)
BNY Revolving Facility #1	$122,500	$0	$46,250	LIBOR plus 72.5 bp	October 2002
BNY Revolving Facility #2	$122,500	$20,000	$122,500	LIBOR plus 67.5 bp	November 2002
Fleet Term Loan #1	$75,000	$75,000	$75,000	LIBOR plus 90 bp	May 2002[2]

Total	$320,000	$95,000	$243,750

[1]	The interest rate payable by the Company under each of these facilities adjusts depending on the Company’s credit rating. If the Company’s credit rating is lowered, the interest rates increase. For instance, a decrease in the Company’s current credit rating by one rating level would cause the interest rate under the BNY Revolving Facility #1 to increase from LIBOR plus 72.5 basis points (“bp”) to LIBOR plus 95 bp; would cause the interest rate under the BNY Revolving Facility #2 to increase from LIBOR plus 67.5 bp to LIBOR plus 87.5 bp; and would cause the interest rate under each of the Fleet Term Loans to increase from LIBOR plus 90 bp to LIBOR plus 115 bp.

[2]	The maturity date for the Fleet Term Loan #1 can be extended to November 2002 at the Company’s option.

     The credit facilities and the indentures under which the Company’s senior uncollateralized debt are issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of its assets and engage in mergers, consolidations and certain acquisitions. In addition, certain agreements contain customary negative covenants which, among other things, limit the Company’s ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

      In September 2001, the Company sold its entire garden apartment portfolio for approximately $380 million of gross proceeds. Approximately $55.0 million of the proceeds were used to satisfy existing mortgage debt encumbering the garden apartment communities. The remaining proceeds were used to pay down (i) outstanding debt under Facility #1 and Facility #2, (ii) the outstanding balance of approximately

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$78.0 million of a loan to Pointe Orlando Development Company, a wholly-owned subsidiary of the Company, and (iii) to fund a portion of the acquisition of the Arapahoe Crossings shopping center (Note 4).

      On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities. As a result of the third quarter sale of the Company’s garden apartment communities (see Note 3), the Company’s swap agreement was reduced from $125.0 million to $75.0 million.

15. Capital Leases

      The Company owns a leasehold interest in three shopping centers in California (“Master Leased Centers”). The terms of the leases are thirty-four years, expiring in June 2031. The leases bear interest at a rate of 7.5%. In addition, the Company has purchased the option to acquire fee title to the Master Leased Centers, exercisable at various times during the terms of the respective leases but subordinate to certain rights of the owner to sell the property. As of December 31, 2001, the owner of one of the Master Leased Centers has the option to require the Company to purchase the property after the occurrence of certain events. The payments required to be made on master leases are as follows (in thousands):

Year

2002	$2,459
2003	2,459
2004	2,459
2005	2,459
2006	2,459
Thereafter	60,236

Subtotal	$72,531
Interest	(43,361)

Total	$29,170

16. Other Liabilities

      Other liabilities are comprised of the following (in thousands):

	December 31,	December 31,
	2001	2000

Property and other taxes payable	$14,949	$15,895
Interest payable	11,210	11,600
Accounts payable	6,077	6,778
Dividend payable	41,692	41,694
Accrued construction costs	437	2,853
Deferred rent expense and rents received in advance	3,880	1,755
Amounts due seller of property	1,568	1,021
Deferred gain	17,007	—
Accrued professional and personnel costs	5,758	4,555
Accrued insurance	4,894	381
Disposition costs	3,346	370
Other	11,856	5,243

Total	$122,674	$92,145

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Minority Interest in Consolidated Partnership

      In 1995, ERP, a consolidated entity, was formed to own and manage certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common shares at the Company’s option), cash and the assumption of mortgage debt. These units can convert to Company shares at exchange ratios from 1.0 to 1.4 Company shares for each unit. At December 31, 2001 and 2000, there were approximately 3,256,500 limited partner units outstanding of which the Company owned approximately 2,180,000 and 2,164,000 units, respectively. During 2001 and 2000 the Company acquired 15,951 and 0 additional units, respectively.

18. Commitments and Contingencies

      The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets, and administrative office space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

Year

2002	$1,308
2003	1,561
2004	1,200
2005	1,178
2006	166
Thereafter	9,112

$14,525

      The Company has made a subordinated loan of approximately $25.9 million to a third party developer as of December 31, 2001, which amount is scheduled to be repaid in 2004. Under the terms of the loan agreement, the Company is obligated to loan up to an additional $4 million under certain circumstances.

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business. In management’s opinion, the outcome of pending legal proceedings, separately or in the aggregate, will not have a material adverse effect on the Company’s business or consolidated financial results.

19. Stockholders’ Equity

  Common Stock

      To maintain its qualification as a REIT, not more that 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company’s Articles of Incorporation provide for, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Repurchases

      In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 2001, approximately 2,100,000 shares have been repurchased and retired at an average purchase price of $15.28 per share. Of this amount, approximately 119,000 and 750,000 shares were repurchased and retired in 2001 and 2000, respectively.

     Preferred Stock

      As of December 31, 2001 and 2000, there were 1,507,000 shares of the 8 1/2% Series A Cumulative Convertible Preferred Stock (the “Preferred A Shares”) outstanding. Holders of the Preferred A Shares are entitled to an annual distribution of $2.125 per share and the shares are convertible into common shares at a price of $20.10 per share. The Preferred A Shares rank senior to the Company’s common stock and are on parity with the other preferred shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company.

      The Company has outstanding 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the “Preferred B Shares”). Holders of the Preferred B Shares are entitled to an annual dividend equal to $2.15625, payable quarterly.

      The Company also has 1,500,000 depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 2007 at a liquidation preference of $500 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.

     Options

      The Company has two active stock option plans (the “Plans”) and five option plans under which grants are no longer made. Pursuant to the seven plans, options have been granted to purchase shares of common stock of the Company (the “Shares”) to officers, directors, and certain key employees of the Company. The two active plans are: the 1993 Employee Plan (the “1993 Plan”) and the 1994 Directors Plan (the “1994 Plan”). The exercise price of a share pursuant to each of the Plans is required to be no less than the fair market value of a share on the date of grant. The vesting schedule for the 1993 Plan is determined at the time of grant by the option committee and the grants under the 1994 Plan vest 100% at the grant date. As of December 31, 2001, approximately 3.8 million option shares are available for grant under the 1993 Plan. The total available for future grant is approximately 1.7 million option shares plus an aggregate amount equal to 2% of the total number of issued and outstanding shares of common stock as of December 31, 2002. As of December 31, 2001, approximately 130,000 option shares were available for grant under the 1994 Plan. The options outstanding at December 31, 2001 had exercise prices from $12.8125 to $25.2500 and a weighted average remaining contractual life of 5.3 years. The total option shares, under all seven plans, exercisable at December 31, 2001, is approximately 2.8 million.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity is summarized as follows:

		Weighted Average
	Option	Exercise Price
	Shares	Per Share

Outstanding at December 31, 1998	5,945,890
Granted	633,000	$19.92
Exercised	(65,850)	$16.27
Forfeited	(1,272,812)	$17.33

Outstanding at December 31, 1999	5,240,228	$21.62
Granted	1,992,621	$12.98
Exercised	(515,121)	$12.73
Forfeited	(1,015,020)	$20.91

Outstanding at December 31, 2000	5,702,708	$19.53
Granted	746,250	$15.58
Exercised	(134,488)	$15.13
Forfeited	(1,265,680)	$23.22

Outstanding at December 31, 2001	5,048,790	$18.14

Options exercisable at December 31, 2001	2,759,000	$20.03

Options exercisable at December 31, 2000	3,418,000	$21.06

Options exercisable at December 31, 1999	3,100,000	$19.92

      SFAS No. 123, Accounting for Stock-Based Compensation, requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company.

      Had compensation cost for the Company’s stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income in the year ended December 31, 2001 would have been reduced by $2.1 million from $105.2 million to $103.1 million (resulting in net income of $0.92 per share — basic and diluted). In the year ended December 31, 2000, net income would have been reduced by $2.1 million from $123.1 million to $121.0 million (resulting in net income of $1.12 per share — basic and diluted). In the year ended December 31, 1999, net income would have been reduced by $1.2 million from $149.5 million to $148.3 million (resulting in net income of $1.42 per share — basic and $1.40 per share — diluted).

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in each of the three years ended December 31, 2001, 2000, and 1999, respectively: dividend yield of 8.24%, 8.26%, and 8.74%, respectively; expected volatility of 25.11%, 22.15% and 20.99%, respectively; risk-free interest rate of 4.54%, 6.68% and 5.57%, respectively; and expected life of 3.9 years, 4.6 years and 4.6 years, respectively. The per share weighted average fair value at the dates of grant for options awarded for the above periods was $1.45, $1.31 and $1.47, respectively.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Dividends Paid and Payable

(in thousands)

Dividends declared in 2000, paid in 2001	$41,694
Dividends declared in 2001 paid in 2001	$124,898
Dividends declared in 2001, payable in 2002	$41,692

      Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

      The Company intends to continue to declare quarterly distributions. No assurance, however, can be provided as to the amounts or timing of future distributions, as the maintenance of such distributions is subject to various factors, including the discretion of the Company’s Board of Directors, limitation provisions of the Company’s debt instruments, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements.

     Dividend Reinvestment Plan

      The Company has a Dividend Reinvestment and Share Purchase Plan (the “Plan”) whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company. The additional shares will be purchased in the open market.

Earnings per Share (EPS)

      In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Basic EPS
Numerator:
Net income from continuing operations	$89,983	$101,013	$128,023
Preferred dividends	(22,639)	(22,635)	(22,777)

Net income available to common shares — basic, from continuing operations	67,344	78,378	105,246
Discontinued operations	13,679	21,310	21,490
Gain on sale of discontinued operations	1,500	—	—

Net income before extraordinary item	82,523	99,688	126,736
Extraordinary item	—	758	—

Net income available to common shares — basic	$82,523	$100,446	$126,736

Denominator:
Weighted average of common shares outstanding	87,241	87,608	88,662

Basic Earnings Per Common Share:
Income from continuing operations	$0.77	$0.90	$1.19
Discontinued operations	0.16	0.24	0.24

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2001	2000	1999

Gain on sale of discontinued operations	0.02	—	—
Extraordinary item	—	0.01	—

Basic earnings per common share	$0.95	$1.15	$1.43

Diluted EPS
Numerator:
Net income from continuing operations	$89,983	$101,013	$128,023
Preferred dividends	(22,639)	(22,635)	(22,777)
Minority interest	848	952	1,299

Net income available to common shares – diluted, from continuing operations	68,192	79,330	106,545
Discontinued operations	13,679	21,310	21,490
Gain on sale of discontinued operations	1,500	—	—

Net income before extraordinary item	83,371	100,640	128,035
Extraordinary item	—	758	—

Net income available to common shares — diluted	$83,371	$101,398	$128,035

Denominator:
Weighted average of common shares outstanding	87,241	87,608	88,662
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	1,231	1,235	1,756
Common stock options and warrants	327	108	22
Average shares outstanding — diluted	88,799	88,951	90,440

Diluted Earnings Per Common Share:
Income from continuing operations	$0.77	$0.89	$1.18
Discontinued operations	0.15	0.24	0.24
Gain on sale of discontinued operations	0.02	—	—
Extraordinary item	—	0.01	—

Diluted earnings per common share	$0.94	$1.14	$1.42

      Preferred A shares are anti-dilutive for earnings per share calculations.

20. Fair Value of Financial Instruments

      The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2001 and 2000, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring the instruments. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2001 and 2000 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Mortgages and notes receivable including advances to ERT	$45,360	$44,263	$213,746	$215,278
Mortgages payable	241,436	236,010	328,803	331,382
Notes payable	613,248	668,475	612,992	653,860
Credit facilities	95,000	99,192	243,750	243,616

21. Future Minimum Annual Base Rents

      Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2001 and subject to non-cancelable operating leases is as follows (in thousands):

Year

2002	$251,508
2003	208,033
2004	194,044
2005	170,446
2006	143,695
Thereafter	832,783

      The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $68.2 million, $62.9 million and $60.6 million, respectively.

22. Severance Costs

      During the years ended December 31, 2001, 2000 and 1999, the Company recorded severance costs of $0.9 million, $4.9 million and $8.5 million, respectively. During 2001, two executives resigned their positions. During 2000, one executive retired and three executives resigned their positions. Severance costs were recorded and paid in accordance with the employees’ respective retirement and employment agreements. In April 1999, seven executives, all formerly of Excel Realty Trust, Inc., resigned. These resignations occurred under the terms of Resignation and Release Agreements between the executives and the Company. The agreements provided for payment by the Company of severance benefits, the cancellation of certain “in the money” vested stock options in exchange for the payment of the value of the stock options and the repurchase of Company stock owned by these executives. As a result, $1.7 million in severance payments, $6.0 million in stock compensation expense and $0.8 million of other costs were recorded.

23. Retirement Plan

      The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering most of the officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2001, 2000 and

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999, the Company’s expense for the Savings Plan was approximately $192,000, $147,000 and $607,000, respectively.

24. Statement of Cash Flows — Supplemental Disclosure

      During the year ended December 31, 2001, 2000 and 1999, the Company acquired properties by assuming mortgages payable of $83.6 million, $0, and $5.4 million, respectively. In addition, in connection with the purchase of a certain property in April 1999, the seller was issued partnership units in Excel Realty Partners, L.P. valued at $0.8 million. Moreover, in connection with the purchase of partnership units in Excel Realty Partners, L.P. in August 1999, $8.0 million in excess of minority interest has been included in real estate. The amounts paid for interest for years ended December 31, 2001, 2000 and 1999 were $88.2 million, $93.8 million and $84.2 million, respectively. State and local income taxes paid for the years ended December 31, 2001, 2000 and 1999 were $0.2 million, $0.9 million and $0.4 million, respectively. Capitalized interest for the year ended December 31, 2001, 2000 and 1999 was approximately $2.0 million, $0.4 million and $0.1 million, respectively. The Company accrued $0 and $0.5 million as of December 31, 2001 and 2000, respectively, in order to repurchase the Company’s common stock.

25. Selected Quarterly Financial Data (Unaudited)

      Summarized quarterly financial data is as follows (in thousands, except per share amounts):

				Net Income	Net Income
		Net Income		Per Share —	Per Share —
		After		Basic After	Diluted After
	Total	Extraordinary		Extraordinary	Extraordinary
	Revenues[1]	Item, if any		Item, if any	Item, if any

Year Ended December 31, 2001:
First quarter	$83,174	$27,203		$0.25	$0.25
Second quarter	83,014	27,781		0.25	0.25
Third quarter	83,934	23,061		0.20	0.20
Fourth quarter	88,287	27,117	[5]	0.25	0.24
Year Ended December 31, 2000:
First quarter	$84,291	$27,249	[2]	$0.25 [2]	$0.25 [2]
Second quarter[3]	83,301	36,229	[2]	0.35 [2]	0.35 [2]
Third quarter	81,540	32,233		0.30	0.30
Fourth quarter	85,843	27,370	[2]	0.25 [2]	0.25 [2]
Year Ended December 31, 1999:
First quarter	$84,831	$39,669		$0.38	$0.38
Second quarter	83,234	31,788	[4]	0.29 [4]	0.29 [4]
Third quarter	83,986	34,688		0.33	0.32
Fourth quarter	84,953	43,368		0.43	0.42

[1]	Amounts have been adjusted to give effect to the Company’s sale of its garden apartment community portfolio

[2]	Includes severance costs of $2.7 million in the first quarter, $0.9 million in the second quarter and $1.3 million in the fourth quarter

[3]	Net income before extraordinary item of $35,471; earnings per share before extraordinary item; basic and diluted $0.34

[4]	Includes severance costs of $8.5 million

[5]	Includes severance costs of $0.9 million

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26. Environmental Matters

      Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of these hazardous or toxic substances. As is common with neighborhood and community shopping centers, many of the Company’s properties had or have on-site dry cleaners and/or on-site gasoline facilities. These operations could potentially result in environmental contamination at the properties. Except as discussed below, the Company is not aware of any significant environmental condition at any of its properties.

      The Company is aware that soil and groundwater contamination exists at certain of its properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will not exceed $3 million, although there can be no assurance that this estimate will prove accurate. In connection with some properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. In connection with some other properties, the Company has assumed the obligation to perform the necessary remediation in connection with its purchase of the properties and in some cases an escrow has been established to provide the funds necessary to pay for the remediation costs. In connection with some other properties, the current or former tenants at the properties are in the process of, or are responsible for, performing the necessary remediation.

      In addition to the environmental conditions discussed above, asbestos-containing materials (associated with spray applied fireproofing materials) exist at some of the Company’s properties. The Company currently estimates that the total cost of abatement of asbestos-containing materials at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. Included in other liabilities in its Consolidated Balance Sheet as of December 31, 2001 and 2000 is $3.2 million related to the clean-up of certain asbestos-containing materials.

      While the Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company, there can be no assurance that its remediation estimates will prove accurate, that the prior owners or current or former tenants will perform their obligations to remediate, or that established escrow funds will be sufficient to pay for all necessary remediation costs. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of the Company’s properties.

27. Subsequent Events

      On January 13, 2002, the Company entered into a definitive agreement with CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II, to acquire 92 community and neighborhood shopping centers (the “Portfolio Acquisition”). The transaction closed on March 1, 2002. The 92 shopping centers contain an aggregate of approximately 10.4 million square feet of gross leasable area. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The joint venture currently owns 13 grocery-anchored shopping centers located in six states. The aggregate purchase price for the acquisition was

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt. The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company’s common stock and with borrowings under the Company’s existing credit facilities and an interim facility.

      To facilitate the Portfolio Acquisition, on December 27, 2001, the Company entered into amendments to its existing unsecured senior revolving credit facilities with The Bank of New York and its existing unsecured senior term loan facility with Fleet National Bank. Under these amendments, two of the Company’s financial covenants were modified, effective March 1, 2002 (the closing date of the Portfolio Acquisition). Specifically, the banks agreed to raise the limit on the Company’s permitted consolidated total indebtedness from 55% of total capital to 57.5% of total capital, and to raise the limit on the Company’s permitted consolidated unsecured indebtedness from 50% of the value of its unencumbered assets to 55% of the value of its unencumbered assets. In both cases, the increased debt levels are permitted only until such time as the Company engages in capital transactions (such as equity offerings or assets sales), from and after January 13, 2002 that raise a total of at least $200 million of net proceeds.

      During the fourth quarter of fiscal 2001, the Company’s board of directors declared a cash dividend of $0.4125 per share of common stock. On an annualized basis, this is the equivalent of $1.65 per share of common stock. The dividend was paid on January 15, 2002 to common stock holders of record on January 2, 2002.

      On January 22, 2002, Kmart Corporation, the Company’s largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, the Company leased space at 40 of its shopping centers to Kmart. Kmart has since rejected the leases at two locations. An additional two locations are subleased or assigned to third parties.

      The 36 remaining Kmart locations, all of which currently are physically occupied, contain a total of 3.4 million square feet of gross leasable area, or approximately 8.9% of the Company’s total gross leasable area. As of December 31, 2001, Kmart’s annualized base rent for these 36 locations was $14.9 million, or approximately $4.45 per square foot, which represented 5.6% of the Company’s total annualized base rent. In addition, three of the 92 shopping centers acquired in the Portfolio Acquisition contain Kmart stores. As of December 31, 2001, on a pro forma basis and excluding the two leases which Kmart has already rejected and the two subleased or assigned locations, Kmart’s annualized base rent for the 39 locations was approximately $16.1 million, or approximately $4.42 per square foot, which would represent approximately 4.8% of the Company’s total annualized base rent.

      On January 29, 2002, the Company completed a public offering of 6,900,000 of its common shares at $18.52 per share. The net proceeds to the Company from the offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company’s revolving credit facilities (which amounts were subsequently re-drawn to finance the Portfolio Acquisition).

      On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility with Fleet National Bank. The new facility bears interest, at the Company’s option, at either LIBOR plus a spread based upon the Company’s credit ratings, which spread currently would be 90 basis points, or at the higher of Fleet National Bank’s prime rate (plus 25 basis points in specified circumstances) or 50 basis points above the federal funds rate. The facility matures on February 28, 2003. The loan agreement prepared in connection with the new facility contains covenants substantially similar to those included in the Company’s existing term loan facility with Fleet National Bank and its two existing revolving credit facilities with The Bank of New York. The proceeds of the loan were used to finance a portion of the Portfolio Acquisition.

      On March 1, 2002, Scott MacDonald was appointed Chief Operating Officer and President of the Company. Mr. MacDonald was previously the Chief Executive Officer and President of CenterAmerica Property Trust, L.P.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions

	Balances at	Charged to	Accounts	Balance at
	Beginning of	Bad Debt	Receivable	End of
	Period	Expense	Written Off	Period

Allowance for doubtful accounts:
Year ended December 31, 2001	$12,816	$6,453	$3,636	$15,633

Year ended December 31, 2000	$13,897	$4,372	$5,453	$12,816

Year ended December 31, 1999	$11,636	$5,268	$3,007	$13,897

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

								COLUMN
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Cloverdale Village Florence, AL		634,152	2,536,606	15,331	634,152	2,551,937	3,186,089	460,041
Riverview Plaza Gadsden, AL	5,333,672	2,072,169	8,286,847	15,828	2,072,169	8,302,675	10,374,844	659,788
Grants Mill Station Irondale, AL	7,435,288	2,888,819	11,555,308	132,309	2,888,819	11,687,617	14,576,436	940,026
Kroger Muscle Shoals, AL		102,822	396,597		102,822	396,597	499,419	32,797
Kroger Muscle Shoals, AL		429,999	1,659,638		429,999	1,659,638	2,089,637	137,238
Kroger Scottsboro, AL		369,815	1,427,451		369,815	1,427,451	1,797,266	118,029
Payton Park Sylacauga, AL		3,584,697	14,339,021	65,500	3,584,697	14,404,521	17,989,218	1,155,288
Kmart Pine Bluff, AR		490,287	1,892,539		490,287	1,892,539	2,382,826	156,490
Glendale Galleria Glendale, AZ		2,869,504	11,478,248	173,546	2,869,504	11,651,794	14,521,298	953,667
Kmart Plaza Mesa, AZ		1,147,194	4,588,778	147,013	1,147,194	4,735,791	5,882,985	393,072
Lucky Mesa, AZ		243,862	946,071		243,862	946,071	1,189,933	72,059
Southern Village Mesa Mesa, AZ		1,712,353	6,849,509	88,625	1,712,353	6,938,134	8,650,487	565,082
Sun Valley Plaza Mesa, AZ		1,188,094	4,752,619	317,600	1,188,094	5,070,219	6,258,313	401,516
Lucky Phoenix, AZ		298,236	1,156,132		298,236	1,156,132	1,454,368	95,321

[Additional columns below]

[Continued from above table, first column(s) repeated]

	COLUMN
COLUMN A	G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Cloverdale Village Florence, AL	1986	Oct 94	40 Years
Riverview Plaza Gadsden, AL	1995	Oct 95	40 Years
Grants Mill Station Irondale, AL	1991	Jul 98	40 Years
Kroger Muscle Shoals, AL	1982	Aug 93	40 Years
Kroger Muscle Shoals, AL	1982	Aug 93	40 Years
Kroger Scottsboro, AL	1981	Aug 93	40 Years
Payton Park Sylacauga, AL	1995	Jul 98	40 Years
Kmart Pine Bluff, AR	1981	Aug 93	40 Years
Glendale Galleria Glendale, AZ	1989-91	Aug 97	40 Years
Kmart Plaza Mesa, AZ	1970	Dec 90	40 Years
Lucky Mesa, AZ	1982	Aug 93	40 Years
Southern Village Mesa Mesa, AZ	1986,97	Aug 97	40 Years
Sun Valley Plaza Mesa, AZ	1981	May 94	40 Years
Lucky Phoenix, AZ	1982	Jan 94	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Metro Marketplace Phoenix, AZ		5,098,702	20,521,995	142,232	5,098,702	20,664,227	25,762,929	1,645,462
Q Club Phoenix, AZ		1,830,245	7,320,951		1,830,245	7,320,951	9,151,196	590,791
Genzyme Scottsdale, AZ		491,910	1,897,261		491,910	1,897,261	2,389,171	156,952
Q Club Scottsdale, AZ		1,794,808	7,374,597		1,794,808	7,374,597	9,169,405	595,120
Northmall Centre Tucson, AZ		4,762,481	12,630,121	707,640	4,762,481	13,337,761	18,100,242	1,096,919
Bakersfield Plaza Bakersfield, CA	15,106,689	(28,534)	27,542,529	148,515	(28,534)	27,691,044	27,662,510	1,859,177
Factory Merchants Barstow Barstow, CA		5,730,337	22,936,349	13,412,568	5,730,337	36,348,917	42,079,254	7,945,940
Kinko’s/ Sony Burbank, CA		1,153,334	4,613,209	127,161	1,153,334	4,740,370	5,893,704	426,970
Carmen Plaza Camarillo, CA		1,872,708	7,491,044	1,598,167	1,872,708	9,089,211	10,961,919	620,479
Coachella Plaza Coachella, CA		263,529	1,054,118	25,026	263,529	1,079,144	1,342,673	91,081
Cudahy Plaza Cudahy, CA	5,002,646		9,972,361	147,364		10,119,725	10,119,725	687,922
Arbor Faire Fresno, CA		4,378,813	17,624,497		4,378,813	17,624,497	22,003,310	1,406,601
Broadway Faire Fresno, CA		2,795,383	11,181,648		2,795,383	11,181,648	13,977,031	896,193
Briggsmore Plaza Modesto, CA	693,162	1,663,885	6,653,828	135,789	1,663,885	6,789,617	8,453,502	536,785

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Metro Marketplace Phoenix, AZ	1988	Jun 91	40 Years
Q Club Phoenix, AZ	1994	May 94	40 Years
Genzyme Scottsdale, AZ	1971	Dec 90	40 Years
Q Club Scottsdale, AZ	1994	Aug 94	40 Years
Northmall Centre Tucson, AZ	1995-96	Dec 96	40 Years
Bakersfield Plaza Bakersfield, CA	1970	Jun 97	40 Years
Factory Merchants Barstow Barstow, CA	1989	Nov 93	40 Years
Kinko’s/ Sony Burbank, CA	1988	May 89	40 Years
Carmen Plaza Camarillo, CA	1971	Jun 97	40 Years
Coachella Plaza Coachella, CA	1991	Jun 97	40 Years
Cudahy Plaza Cudahy, CA	1968	Jun 97	40 Years
Arbor Faire Fresno, CA	1993	Apr 97	40 Years
Broadway Faire Fresno, CA	1993	Apr 97	40 Years
Briggsmore Plaza Modesto, CA	1974	Jun 97	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Montebello Plaza Montebello, CA	6,707,036	5,801,166	23,202,411	426,713	5,801,166	23,629,124	29,430,290	1,883,136
Paradise Plaza Paradise, CA	2,339,136	1,709,966	6,840,630	105,333	1,709,966	6,945,963	8,655,929	550,524
Metro 580 Shopping Center Pleasanton, CA		5,876,389	23,651,921	46,000	5,876,389	23,697,921	29,574,310	1,894,131
Rose Pavilion Pleasanton, CA		11,355,146	45,703,524	180,925	11,355,146	45,884,449	57,239,595	3,675,162
Stein Mart Center Poway, CA		995,769	3,949,885	28,613	995,769	3,978,498	4,974,267	49,581
San Dimas Plaza San Dimas, CA	7,675,344	4,435,649	17,691,859	84,975	4,435,649	17,776,834	22,212,483	1,415,407
Bristol Plaza Santa Ana, CA	9,061,050		15,179,980	264,329		15,444,309	15,444,309	1,030,878
Vail Ranch Center Temecula, CA		2,630,621	10,522,619		2,630,621	10,522,619	13,153,240	843,372
Arapahoe Crossings Aurora, CO		17,975,228	44,006,804	1,203,177	17,975,228	45,209,981	63,185,209	276,322
Pueblo I Pueblo, CO		141,221	564,854		141,221	365,240	506,461	31,462
Westminster City Centre Westminster, CO	28,960,233	12,256,884	49,332,701	55,155	12,256,884	49,387,856	61,644,740	3,948,731
Doverama @ Rodney Village Dover, DE		50,755	311,781		50,755	311,781	362,536	102,331
Rodney Village Dover, DE		1,202,551	1,244,315	1,816,813	1,202,551	3,061,128	4,263,679	2,004,574
Food Lion Brandon, FL		390,830	1,513,044		390,830	1,513,044	1,903,874	124,842

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Montebello Plaza Montebello, CA	1974	Jun 97	40 Years
Paradise Plaza Paradise, CA	1979	Jun 97	40 Years
Metro 580 Shopping Center Pleasanton, CA	1995-96	Sep 97	40 Years
Rose Pavilion Pleasanton, CA	1987	Feb 98	40 Years
Stein Mart Center Poway, CA	1981	Jan 01	40 Years
San Dimas Plaza San Dimas, CA	1986-88	Oct 97	40 Years
Bristol Plaza Santa Ana, CA	1972	Jun 97	40 Years
Vail Ranch Center Temecula, CA	1997	Dec 97	40 Years
Arapahoe Crossings Aurora, CO	1996	Oct 01	40 Years
Pueblo I Pueblo, CO	1977	Dec 92	40 Years
Westminster City Centre Westminster, CO	1996	Dec 97	40 Years
Doverama @ Rodney Village Dover, DE	1969	Oct 88	40 Years
Rodney Village Dover, DE	1959	Jan 69	40 Years
Food Lion Brandon, FL	1982	Aug 93	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Brooksville Square Brooksville, FL		1,373,719	5,494,698	86,465	1,373,719	5,581,163	6,954,882	445,369
KMart #7513 Brooksville, FL		1,346,436	5,385,720		1,346,436	5,385,720	6,732,156	434,620
Clearwater Mall Clearwater, FL		6,306,903	22,549,652	3,401,929	6,306,903	25,951,581	32,258,484	1,973,618
Northgate Shopping Center Deland, FL	7,692,050	2,957,640	11,830,664	42,050	2,957,640	11,872,714	14,830,354	958,398
Regency Park Shopping Center Jacksonville, FL		3,888,425	15,553,501	375,369	3,888,425	15,928,870	19,817,295	1,783,441
Eastgate Shopping Center — Lake Wales Lake Wales, FL		1,542,842	6,171,548	40,431	1,542,842	3,740,478	5,283,320	457,103
Leesburg Square Leesburg, FL		1,051,639	4,206,554	144,704	1,051,639	4,351,258	5,402,897	352,948
Miami Gardens Miami, FL		5,418,459	22,098,501	67,685	5,418,459	22,166,186	27,584,645	1,771,051
Mall At 163rd Street N Miami, Beach FL		4,540,914	10,708,787	1,410,673	4,540,914	12,119,460	16,660,374	114,639
Freedom Square Naples, FL		3,340,254	13,361,049	34,999	3,340,254	13,396,048	16,736,302	1,072,036
Southgate Shopping Center New Port Richie, FL		4,253,341	3,981,290	244,773	4,253,341	4,226,063	8,479,404	440,221
Presidential Plaza North Lauderdale, FL		1,750,441	3,269,390	246,316	1,750,441	3,515,706	5,266,147	409,318
Colonial Marketplace Orlando, FL		2,524,647	3,504,446	275,173	2,524,647	3,779,619	6,304,266	338,193
Pointe*Orlando Orlando, FL		23,552,257	115,478,634	23,751,897	23,552,257	139,230,531	162,782,788	2,038,007

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Brooksville Square Brooksville, FL	1987	Mar 94	40 Years
KMart #7513 Brooksville, FL	1987	Jun 97	40 Years
Clearwater Mall Clearwater, FL	1973	Dec 97	40 Years
Northgate Shopping Center Deland, FL	1993	Jun 93	40 Years
Regency Park Shopping Center Jacksonville, FL	1985	Jun 97	40 Years
Eastgate Shopping Center — Lake Wales Lake Wales, FL	1994	May 94	40 Years
Leesburg Square Leesburg, FL	1986	Dec 92	40 Years
Miami Gardens Miami, FL	1996	Oct 97	40 Years
Mall At 163rd Street N Miami, Beach FL	1956	Jan 99	40 Years
Freedom Square Naples, FL	1995	Oct 97	40 Years
Southgate Shopping Center New Port Richie, FL	1966	Aug 97	40 Years
Presidential Plaza North Lauderdale, FL	1977	Apr 97	40 Years
Colonial Marketplace Orlando, FL	1979, 86	Apr 98	40 Years
Pointe*Orlando Orlando, FL	1997	Jun 95	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
23rd Street Station Panama City, FL		1,849,668	7,398,843	97,710	1,849,668	7,496,553	9,346,221	615,086
Riverwood Shopping Center Port Orange, FL		2,236,444	1,500,580	135,537	2,236,444	1,636,117	3,872,561	176,767
Seminole Plaza Seminole, FL		2,033,780	2,215,356	397,418	2,033,780	2,612,774	4,646,554	280,683
St. Augustine Outlet Center St. Augustine, FL		4,488,742	14,426,139	10,524,350	4,488,742	24,950,489	29,439,231	6,620,832
Rutland Plaza St. Petersburg, FL		1,443,294	5,773,175	370,569	1,443,294	6,143,744	7,587,038	795,720
Albany1 Albany, GA		470,300	1,881,213	57,685	470,300	1,938,898	2,409,198	152,375
Albany Plaza Albany, GA		696,447	2,799,786	290,910	696,447	3,090,696	3,787,143	569,785
Southgate Plaza — Albany Albany, GA		231,517	970,811	478,019	231,517	1,448,830	1,680,347	304,213
Eastgate Plaza — Americus Americus, GA		221,637	1,036,331	115,577	221,637	1,151,908	1,373,545	319,290
Perlis Plaza Americus, GA		774,966	5,301,644	881,289	774,966	6,182,933	6,957,899	1,758,395
Sweetwater Village Austell, GA		707,938	2,831,750	42,397	707,938	2,874,147	3,582,085	514,921
Cedar Plaza Cedartown, GA		928,302	3,713,207	72,721	928,302	3,763,603	4,691,905	673,821
Cordele Square Cordele, GA		864,335	3,457,337	609,632	864,335	4,066,969	4,931,304	1,120,440
Southgate Plaza — Cordele Cordele, GA		202,682	958,998	242,417	202,682	1,201,415	1,404,097	297,719

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
23rd Street Station Panama City, FL	1986	Jul 98	40 Years
Riverwood Shopping Center Port Orange, FL	1984, 1996	Sep 97	40 Years
Seminole Plaza Seminole, FL	1964	Jun 98	40 Years
St. Augustine Outlet Center St. Augustine, FL	1991	Mar 92	40 Years
Rutland Plaza St. Petersburg, FL	1964	Nov 96	40 Years
Albany1 Albany, GA	1981	Aug 93	40 Years
Albany Plaza Albany, GA	1968	May 94	40 Years
Southgate Plaza — Albany Albany, GA	1969	Jul 90	40 Years
Eastgate Plaza — Americus Americus, GA	1980	Jul 90	40 Years
Perlis Plaza Americus, GA	1972	Jul 90	40 Years
Sweetwater Village Austell, GA	1985	Oct 94	40 Years
Cedar Plaza Cedartown, GA	1994	Oct 94	40 Years
Cordele Square Cordele, GA	1968	Jul 90	40 Years
Southgate Plaza — Cordele Cordele, GA	1969	Jul 90	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Habersham Crossing Cornelia, GA	3,770,858	1,644,936	6,580,461	44,552	1,644,936	6,625,013	8,269,949	523,451
Habersham Village Cornelia, GA		1,301,643	4,340,422	792,884	1,301,643	5,133,306	6,434,949	1,383,732
Covington Gallery Covington, GA		2,494,987	9,979,830	24,853	2,494,987	10,004,683	12,499,670	800,463
Market Central Dalton, GA		791,717	3,166,957	14,400	791,717	3,181,357	3,973,074	254,627
NORTHSIDE SC Dalton, GA	2,263,174	965,965	3,861,372	166,553	965,965	4,027,925	4,993,890	308,216
Midway Village Shopping Center Douglasville, GA		1,553,580	2,887,506	40,192	1,553,580	2,927,698	4,481,278	333,749
Westgate — Dublin Dublin, GA		699,174	5,834,809	444,220	699,174	6,279,029	6,978,203	1,714,757
Kroger East Albany, GA		336,205	1,297,375		336,205	1,297,375	1,633,580	107,284
Rite Aid East Albany, GA		92,794	358,295		92,794	358,295	451,089	29,627
Marshall’s at Eastlake Shopping Center Marietta, GA		1,710,517	2,069,483	37,742	1,710,517	2,107,225	3,817,742	166,676
New Chastain Corners Shopping Center Marietta, GA		2,457,446	5,741,641	187,817	2,457,446	5,929,458	8,386,904	653,581
Pavillions at East Lake Shopping Center Marietta, GA		2,812,000	11,249,970	234,247	2,812,000	11,484,217	14,296,217	816,922
Village at Southlake Morrow, GA		1,733,198	3,017,677	57,647	1,733,198	3,075,324	4,808,522	290,988
Perry Marketplace Perry, GA	5,720,327	2,776,518	11,105,959	23,742	2,776,518	11,129,701	13,906,219	890,325

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Habersham Crossing Cornelia, GA	1985	Mar 96	40 Years
Habersham Village Cornelia, GA	1985	May 92	40 Years
Covington Gallery Covington, GA	1991	Dec 93	40 Years
Market Central Dalton, GA	1995	Mar 97	40 Years
NORTHSIDE SC Dalton, GA	1994	Oct 95	40 Years
Midway Village Shopping Center Douglasville, GA	1989	May 97	40 Years
Westgate — Dublin Dublin, GA	1974	Jul 90	40 Years
Kroger East Albany, GA	1982	Aug 93	40 Years
Rite Aid East Albany, GA	1982	Aug 93	40 Years
Marshall’s at Eastlake Shopping Center Marietta, GA	1982	Oct 98	40 Years
New Chastain Corners Shopping Center Marietta, GA	1990	Jul 97	40 Years
Pavillions at East Lake Shopping Center Marietta, GA	1986	Mar 99	40 Years
Village at Southlake Morrow, GA	1983	Apr 98	40 Years
Perry Marketplace Perry, GA	1992	Dec 92	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Creekwood Shopping Center Rex, GA		1,160,203	3,482,609	21,971	1,160,203	3,504,580	4,664,783	395,912
Shops Of Riverdale Riverdale, GA		655,145	2,620,748	8,149	655,145	2,628,897	3,284,042	210,252
Eisenhower Square Shopping Center Savannah, GA		1,029,500	4,117,700	289,098	1,029,500	4,406,798	5,436,298	495,605
Victory Square Savannah, GA		1,206,181	4,824,725	157,880	1,206,181	4,982,605	6,188,786	1,208,841
Wisteria Village Snellville, GA		2,542,919	10,200,657	26,080	2,542,919	10,226,737	12,769,656	831,393
University Commons Statesboro, GA		1,312,739	5,250,755		1,312,739	5,250,755	6,563,494	420,842
Tift-Town Tifton, GA		271,444	1,325,238	338,846	271,444	1,664,084	1,935,528	472,912
Westgate — Tifton Tifton, GA		156,269	304,704	15,225	156,269	319,929	476,198	88,746
Kmart Atlantic, IA		293,138	1,134,514		293,138	1,134,514	1,427,652	93,641
Haymarket Mall Des Moines, IA		1,230,252	5,031,799	1,029,283	1,230,252	6,061,082	7,291,334	993,249
Haymarket Square Des Moines, IA		2,056,172	8,224,688	750,539	2,056,172	8,975,227	11,031,399	1,501,752
Southfield Plaza Shopping Center Bridgeview, IL		3,188,496	3,897,167	8,229,215	3,188,496	12,126,382	15,314,878	2,785,516
Decatur I Decatur, IL		317,157	1,235,335		317,157	276,654	593,811	93,811
Westridge Court Shopping Center Naperville, IL		9,843,696	39,373,783	1,730,930	9,843,696	41,104,713	50,948,409	4,849,483

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Creekwood Shopping Center Rex, GA	1990	May 97	40 Years
Shops Of Riverdale Riverdale, GA	1995	Feb 96	40 Years
Eisenhower Square Shopping Center Savannah, GA	1985	Jul 97	40 Years
Victory Square Savannah, GA	1986	Jul 92	40 Years
Wisteria Village Snellville, GA	1985	Oct 95	40 Years
University Commons Statesboro, GA	1994	Jul 96	40 Years
Tift-Town Tifton, GA	1965	Jul 90	40 Years
Westgate — Tifton Tifton, GA	1980	Jul 90	40 Years
Kmart Atlantic, IA	1980	Jan 94	40 Years
Haymarket Mall Des Moines, IA	1968-1979	May 95	40 Years
Haymarket Square Des Moines, IA	1971-1979	May 95	40 Years
Southfield Plaza Shopping Center Bridgeview, IL	1958,72	Dec 96	40 Years
Decatur I Decatur, IL	1983	Aug 93	40 Years
Westridge Court Shopping Center Naperville, IL	1990	Jul 97	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

								COLUMN
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Kroger Ottawa, IL		474,403	1,835,607		474,403	1,835,607	2,310,010	151,522
Eagle Food Center Peoria, IL		401,504	1,563,980		401,504	1,563,980	1,965,484	128,510
Tinley Park Plaza Tinley Park, IL		2,607,702	10,430,808	662,636	2,607,702	11,093,444	13,701,146	1,851,370
Kroger Waterloo, IL		352,351	1,359,954		352,351	1,359,954	1,712,305	103,969
Kindercare Beech Grove, IN		84,586	326,215		84,586	326,215	410,801	26,977
Columbus Center Columbus, IN		1,196,269	3,608,315	3,312,666	1,196,269	6,920,981	8,117,250	2,484,750
Kindercare Fort Wayne, IN		84,586	325,915		84,586	325,915	410,501	26,969
Hobart I Hobart, IN		332,606	1,291,924		332,606	322,624	655,230	98,295
Kindercare Indianapolis, IN		36,740	141,820		36,740	141,820	178,560	11,727
Kindercare Indianapolis, IN		84,586	326,215		84,586	326,215	410,801	26,977
Kindercare Indianapolis, IN		84,586	326,215		84,586	326,215	410,801	26,977
Jasper Manor Jasper, IN		1,319,937	7,110,063	31,907	1,319,937	7,141,970	8,461,907	1,760,189
Valley View Plaza Marion, IN		684,867	2,739,492	47,807	684,867	2,787,299	3,472,166	221,714
Michigan City I Michigan City, IN		275,395	1,071,749		275,395	356,449	631,844	81,438

[Additional columns below]

[Continued from above table, first column(s) repeated]

	COLUMN	COLUMN
COLUMN A	G	H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Kroger Ottawa, IL	1982	Aug 93	40 Years
Eagle Food Center Peoria, IL	1983	Aug 93	40 Years
Tinley Park Plaza Tinley Park, IL	1973	Sep 95	40 Years
Kroger Waterloo, IL	1982	Aug 93	40 Years
Kindercare Beech Grove, IN	1976	Dec 92	40 Years
Columbus Center Columbus, IN	1964	Dec 88	40 Years
Kindercare Fort Wayne, IN	1976	Dec 92	40 Years
Hobart I Hobart, IN	1983	Aug 93	40 Years
Kindercare Indianapolis, IN	1975	Dec 92	40 Years
Kindercare Indianapolis, IN	1976	Dec 92	40 Years
Kindercare Indianapolis, IN	1976	Dec 92	40 Years
Jasper Manor Jasper, IN	1990	Feb 92	40 Years
Valley View Plaza Marion, IN	1989	Mar 94	40 Years
Michigan City I Michigan City, IN	1983	Aug 93	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at the
		Initial Cost to Company		Acquisition	Close of the Period

			Building &			Building &
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total

Retail
Town Fair Shopping Center Princeton, IN		1,104,876	3,759,503	70,442	1,104,876	3,829,945	4,934,821
Wabash Crossing Wabash, IN		1,599,488	6,470,511	27,744	1,599,488	6,498,255	8,097,743
Woodland Plaza Warsaw, IN		420,188	1,680,587	24,364	420,188	1,704,951	2,125,139
Green River Plaza Campbellsville, KY		2,410,959	9,644,967	258,563	2,410,959	9,903,530	12,314,489
Kmart Plaza Elizabethtown, KY	4,665,890	1,703,868	6,815,386	67,100	1,703,868	6,882,486	8,586,354
Highland Commons Glasgow, KY	4,449,954	1,715,609	6,862,680	76,668	1,715,609	6,939,348	8,654,957
J*Town Center Jeffersontown, KY		1,331,074	4,121,997	640,074	1,331,074	4,762,071	6,093,145
Mist Lake Plaza Lexington, KY	9,393,564	4,101,461	16,405,956	130,834	4,101,461	16,536,790	20,638,251
London Marketplace London, KY	4,812,430	2,520,416	10,081,562	64,193	2,520,416	10,145,755	12,666,171
Piccadilly Square Louisville, KY		337,670	1,588,409	666,480	337,670	2,254,889	2,592,559
Eastgate Shopping Center Middletown, KY		1,945,679	7,792,717	884,615	1,945,679	8,677,332	10,623,011
Lexington Road Plaza Versailles, KY	7,759,551	2,856,229	11,425,027	84,441	2,856,229	11,509,468	14,365,697
Lagniappe Village New Iberia, LA	6,303,026	3,122,914	12,491,850	501,915	3,122,914	12,993,765	16,116,679
Brookshire Grocery Co. West Monroe, LA		388,984	1,501,424		388,984	1,501,424	1,890,408

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I

				Life on Which
				Depreciated —
	Accumulated	Date	Date	Latest Income
Description	Depreciation	Constructed	Acquired	Statement

Retail
Town Fair Shopping Center Princeton, IN	836,568	1991	Feb 93	40 Years
Wabash Crossing Wabash, IN	1,307,876	1988	Dec 93	40 Years
Woodland Plaza Warsaw, IN	145,948	1989	Mar 94	40 Years
Green River Plaza Campbellsville, KY	781,745	1989	Mar 96	40 Years
Kmart Plaza Elizabethtown, KY	547,395	1992	Feb 93	40 Years
Highland Commons Glasgow, KY	553,244	1992	Mar 93	40 Years
J*Town Center Jeffersontown, KY	1,597,076	1959	Oct 88	40 Years
Mist Lake Plaza Lexington, KY	1,319,257	1993	Jul 98	40 Years
London Marketplace London, KY	809,258	1994	Mar 94	40 Years
Piccadilly Square Louisville, KY	777,084	1973	Apr 89	40 Years
Eastgate Shopping Center Middletown, KY	1,929,818	1987	Nov 93	40 Years
Lexington Road Plaza Versailles, KY	928,382	1994	Apr 94	40 Years
Lagniappe Village New Iberia, LA	1,015,611	1990	Jul 98	40 Years
Brookshire Grocery Co. West Monroe, LA	124,151	1981	Aug 93	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Fruitland Plaza Fruitland, MD		312,650	1,833,330	3,344,194	312,650	5,177,524	5,490,174	957,048
Liberty Plaza Randallstown, MD		2,075,809	8,303,237	311,230	2,075,809	8,614,467	10,690,276	1,449,725
Rising Sun Towne Centre Rising Sun, MD		1,161,300	4,389,359	118,188	1,161,300	4,507,547	5,668,847	281,044
Maple Village Shopping Center Ann Arbor, MI		1,622,732	7,501,205	2,333,760	1,622,732	9,834,965	11,457,697	2,062,578
Mountain Jack’s Dearborn Heights, MI		287,462	1,109,414		287,462	1,109,414	1,396,876	91,740
Farmington Crossroads Farmington, MI		1,092,200	4,368,800	145,156	1,092,200	4,513,956	5,606,156	678,955
Kindercare Kalamazoo, MI		119,214	459,217		119,214	459,217	578,431	38,026
Delta Center Lansing, MI		2,405,200	9,620,800	5,040,700	2,405,200	14,661,500	17,066,700	1,542,267
Hampton Village Centre Rochester Hills, MI	29,654,472	7,209,596	34,541,500	579,895	7,209,596	35,121,395	42,330,991	5,257,385
Fashion Corners Saginaw, MI		2,244,800	8,799,200	1,997,927	2,244,800	10,797,127	13,041,927	1,431,061
Hall Road Crossing Shelby, MI		2,595,500	10,382,000	1,734,227	2,595,500	12,116,227	14,711,727	1,749,935
Southfield Plaza Southfield, MI		2,052,995	8,056,980	365,602	2,052,995	8,422,582	10,475,577	774,520
Delco Plaza Sterling Heights, MI		1,277,504	5,109,367	144,715	1,277,504	5,254,082	6,531,586	659,434
Westland Crossing Westland, MI		2,046,000	8,184,000	194,579	2,046,000	8,378,579	10,424,579	482,784

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Fruitland Plaza Fruitland, MD	1973	May 86	35 Years
Liberty Plaza Randallstown, MD	1962	May 95	40 Years
Rising Sun Towne Centre Rising Sun, MD	1998	Jun 99	40 Years
Maple Village Shopping Center Ann Arbor, MI	1965	Oct 94	40 Years
Mountain Jack’s Dearborn Heights, MI	1980	Dec 92	40 Years
Farmington Crossroads Farmington, MI	1986	Dec 95	40 Years
Kindercare Kalamazoo, MI	1990	Feb 91	40 Years
Delta Center Lansing, MI	1985	Dec 95	40 Years
Hampton Village Centre Rochester Hills, MI	1990	Dec 95	40 Years
Fashion Corners Saginaw, MI	1986	Dec 95	40 Years
Hall Road Crossing Shelby, MI	1985	Dec 95	40 Years
Southfield Plaza Southfield, MI	1969-70	Feb 98	40 Years
Delco Plaza Sterling Heights, MI	1970,73	Nov 96	40 Years
Westland Crossing Westland, MI	1986	Nov 99	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Roundtree Place Ypsilanti, MI	6,904,620	2,995,774	11,983,221	147,943	2,995,774	12,131,164	15,126,938	980,419
Washtenaw Fountain Plaza Ypsilanti, MI		1,530,281	6,121,123	430,237	1,530,281	6,551,360	8,081,641	1,673,742
Unity Professional Bldg. Fridley, MN	5,332,675	2,402,467	9,612,099	211,884	2,402,467	9,823,983	12,226,450	807,959
Factory Merchants Branson Branson, MO		17,669	22,312,120	12,086,239	17,669	34,398,359	34,416,028	7,084,864
Kindercare High Ridge, MO		54,942	216,744		54,942	216,744	271,686	17,657
Factory Outlet Village Osage Beach Osage Beach, MO		5,741,242	27,229,502	7,998,423	5,741,242	35,227,925	40,969,167	8,052,443
Stanly County Plaza Albemarle, NC		600,418	2,401,671	60,756	600,418	2,462,427	3,062,845	197,364
Village Marketplace Ashboro, NC		1,155,652	4,622,609	185,117	1,155,652	3,720,226	4,875,878	340,805
Foothills Market Jonesville, NC		644,555	2,578,295	33,158	644,555	2,611,453	3,256,008	212,065
Chapel Square SC Kannapolis, NC	2,033,976	918,460	3,673,918	24,248	918,460	3,698,166	4,616,626	294,718
Kinston Pointe Kinston, NC		2,235,052	8,940,354	230,293	2,235,052	9,170,647	11,405,699	771,909
Granville Corners Oxford, NC		2,185,356	8,741,261	57,294	2,185,356	8,798,555	10,983,911	703,068
Roxboro Square Roxboro, NC		1,448,313	5,793,289	123,758	1,448,313	5,917,047	7,365,360	490,804
Siler Crossing Siler City, NC		1,779,566	7,118,099		1,779,566	7,118,099	8,897,665	570,507

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Roundtree Place Ypsilanti, MI	1998	Jul 98	40 Years
Washtenaw Fountain Plaza Ypsilanti, MI	1989	Oct 92	40 Years
Unity Professional Bldg. Fridley, MN	1991	May 96	40 Years
Factory Merchants Branson Branson, MO	1988	Nov 93	40 Years
Kindercare High Ridge, MO	1980	Dec 92	40 Years
Factory Outlet Village Osage Beach Osage Beach, MO	1987	Jan 93	40 Years
Stanly County Plaza Albemarle, NC	1988	Mar 94	40 Years
Village Marketplace Ashboro, NC	1988	Apr 95	40 Years
Foothills Market Jonesville, NC	1988	Jun 95	40 Years
Chapel Square SC Kannapolis, NC	1992	Dec 94	40 Years
Kinston Pointe Kinston, NC	1991	Jul 95	40 Years
Granville Corners Oxford, NC	1991	Feb 96	40 Years
Roxboro Square Roxboro, NC	1989	Jun 95	40 Years
Siler Crossing Siler City, NC	1988	Jun 95	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Crossroads SC Statesville, NC		5,261,636	21,177,392	69,193	5,261,636	21,246,585	26,508,221	1,707,694
Thomasville Crossing Thomasville, NC		1,604,339	6,417,145		1,604,339	6,417,145	8,021,484	514,326
Anson Station Wadesboro, NC		1,844,644	7,378,756	57,341	1,844,644	7,436,097	9,280,741	596,640
Roanoke Landing Williamston, NC	5,723,356	2,519,288	10,077,339	52,143	2,519,288	10,129,482	12,648,770	812,156
Shopping Center — Wilson Wilson, NC		315,000	1,780,370	174,343	315,000	1,954,713	2,269,713	815,677
Stratford Commons Winston-Salem, NC	5,758,179	2,262,130	9,045,975	5,333	2,262,130	9,051,308	11,313,438	719,222
Northern Automotive Grand Island, NE		125,317	483,441		125,317	483,441	608,758	40,000
Northern Automotive Hastings, NE		89,784	346,034		89,784	346,034	435,818	28,633
Laurel Square Bricktown, NJ		3,222,701	9,283,302	886,242	3,222,701	10,169,544	13,392,245	2,594,618
Hamilton Plaza — Kmart Plaza Hamilton, NJ		1,124,415	4,513,658	255,581	1,124,415	4,769,239	5,893,654	998,749
Bennetts Mills Plaza Jackson, NJ		1,794,122	6,399,888	115,706	1,794,122	6,515,594	8,309,716	1,176,779
Jackson Outlet Village Jackson, NJ		889,214	1,249,781	31,695,767	889,214	32,945,548	33,834,762	3,720,738
Middletown Plaza Middletown, NJ		1,204,829	1,479,487	13,841,894	1,204,829	15,321,381	16,526,210	2,331,539
Institute for Defense Analyses Princeton, NJ			1,381,260			1,381,260	1,381,260	823,043

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Crossroads SC Statesville, NC	1991	Feb 96	40 Years
Thomasville Crossing Thomasville, NC	1996	Apr 97	40 Years
Anson Station Wadesboro, NC	1988	Aug 95	40 Years
Roanoke Landing Williamston, NC	1991	Jan 96	40 Years
Shopping Center — Wilson Wilson, NC	1973	May 86	35 Years
Stratford Commons Winston-Salem, NC	1995	Dec 96	40 Years
Northern Automotive Grand Island, NE	1988	Dec 92	40 Years
Northern Automotive Hastings, NE	1988	Dec 92	40 Years
Laurel Square Bricktown, NJ	1973	Jul 92	40 Years
Hamilton Plaza — Kmart Plaza Hamilton, NJ	1972	May 94	40 Years
Bennetts Mills Plaza Jackson, NJ	1988	Sep 94	40 Years
Jackson Outlet Village Jackson, NJ	1997	Apr 97	40 Years
Middletown Plaza Middletown, NJ	1972	Jan 75	40 Years
Institute for Defense Analyses Princeton, NJ	1974,1982	May 74	35 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Tinton Falls Plaza Tinton Falls, NJ		1,884,325	6,308,392	179,114	1,884,325	6,487,506	8,371,831	691,700
Dover Park Plaza Yardville, NJ		322,678	3,027,322	17,000	322,678	3,044,322	3,367,000	142,756
Galleria Commons Henderson, NV		6,854,959	27,590,493	10,001	6,854,959	27,600,494	34,455,453	2,210,276
Renaissance Center East Las Vegas, NV		2,543,856	10,175,427	368,910	2,543,856	10,544,337	13,088,193	1,450,618
Kietzke Center Reno, NV		3,069,735	12,279,924	213,414	3,069,735	12,493,338	15,563,073	980,349
University Mall Canton, NY		115,261	1,010,636	1,063,337	115,261	2,073,973	2,189,234	1,181,470
Cortlandville Cortland, NY		237,194	1,440,393	529,607	237,194	1,970,000	2,207,194	669,220
Kmart Plaza Dewitt,NY		943,079	3,772,312	382,818	943,079	4,155,130	5,098,209	859,069
D & F Plaza Dunkirk, NY		730,900	2,158,094	1,993,962	730,900	4,152,056	4,882,956	1,618,644
Shopping Center — Elmira Elmira, NY		110,318	892,015	601,507	110,318	1,493,522	1,603,840	312,844
Genesse Valley Shopping Center Genesco, NY	8,454,208	3,640,104	14,560,263	108,283	3,640,104	14,668,546	18,308,650	1,177,539
Pyramid Mall Geneva, NY		2,176,731	8,706,926	790,084	2,176,731	9,497,010	11,673,741	1,908,190
Mckinley Plaza Hamburg, NY		1,247,680	4,990,716	272,137	1,247,680	5,262,853	6,510,533	1,237,155
Hornell Plaza Hornell, NY		170,347	20,874,229	141,242	170,347	21,015,471	21,185,818	1,677,470

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Tinton Falls Plaza Tinton Falls, NJ	1953	Jan 98	40 Years
Dover Park Plaza Yardville, NJ	1966	Jan 00	40 Years
Galleria Commons Henderson, NV	1997-98	Jun 98	40 Years
Renaissance Center East Las Vegas, NV	1981	Oct 96	40 Years
Kietzke Center Reno, NV	1974	Jun 97	40 Years
University Mall Canton, NY	1967	Jan 76	40 Years
Cortlandville Cortland, NY	1984	Aug 87	35 Years
Kmart Plaza Dewitt,NY	1970	Aug 93	40 Years
D & F Plaza Dunkirk, NY	1967	Jan 86	40 Years
Shopping Center — Elmira Elmira, NY	1976	Feb 89	40 Years
Genesse Valley Shopping Center Genesco, NY	1993	Jul 98	40 Years
Pyramid Mall Geneva, NY	1973	Aug 93	40 Years
Mckinley Plaza Hamburg, NY	1991	Jun 92	40 Years
Hornell Plaza Hornell, NY	1995	Jul 98	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Cayuga Plaza Ithaca, NY		1,399,238	5,597,954	712,137	1,399,238	6,310,091	7,709,329	2,005,821
Shops @ Seneca Mall Liverpool, NY		1,547,007	6,188,026	2,760,755	1,547,007	8,948,781	10,495,788	1,698,924
Transit Road Plaza Lockport, NY		424,680	1,698,721	578,398	424,680	2,277,119	2,701,799	546,699
Wallkill Plaza Middletown, NY		2,748,152	9,672,604	245,938	2,748,152	9,918,542	12,666,694	1,394,669
Monroe Shoprite Plaza Monroe, NY		1,028,189	8,649,212	138,168	1,028,189	8,787,380	9,815,569	922,354
Rockland Plaza Nanuet, NY		3,904,495	3,601,556	5,201,619	3,904,495	8,803,175	12,707,670	4,274,154
South Plaza Norwich, NY		508,445	1,053,373	1,729,349	508,445	2,782,722	3,291,167	1,272,269
Westgate Plaza — Oneonta Oneonta, NY		143,021	1,192,907	405,857	143,021	1,598,764	1,741,785	742,025
Oswego Plaza Oswego, NY		250,437	1,169,775	2,707,819	250,437	3,877,594	4,128,031	1,932,361
Mohawk Rome, NY		93,341	483,405	231,437	93,341	714,842	808,183	353,776
Mohawk Acres Rome, NY		242,393	1,272,040	1,687,125	242,393	2,959,165	3,201,558	1,269,725
Price Chopper Plaza Rome, NY		934,687	3,738,751	153,908	934,687	3,892,659	4,827,346	789,637
Westgate Manor Plaza — Rome Rome, NY		211,964	392,996	1,037,804	211,964	1,430,800	1,642,764	534,263
Northland Watertown, NY		16,892	258,397	960,020	16,892	1,218,417	1,235,309	408,333

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Cayuga Plaza Ithaca, NY	1969	May 89	40 Years
Shops @ Seneca Mall Liverpool, NY	1971	Aug 93	40 Years
Transit Road Plaza Lockport, NY	1971	Aug 93	40 Years
Wallkill Plaza Middletown, NY	1986	Dec 95	40 Years
Monroe Shoprite Plaza Monroe, NY	1972	Aug 97	40 Years
Rockland Plaza Nanuet, NY	1963	Jan 83	40 Years
South Plaza Norwich, NY	1967	Apr 83	40 Years
Westgate Plaza — Oneonta Oneonta, NY	1967	Jan 84	40 Years
Oswego Plaza Oswego, NY	1966	Jan 77	40 Years
Mohawk Rome, NY	1965	Jan 84	40 Years
Mohawk Acres Rome, NY	1965	Feb 84	40 Years
Price Chopper Plaza Rome, NY	1988	Aug 93	40 Years
Westgate Manor Plaza — Rome Rome, NY	1961	Jan 86	40 Years
Northland Watertown, NY	1962	Jan 73	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Ashland Square Ashland, OH		1,990,823	7,963,282	171,538	1,990,823	8,134,820	10,125,643	652,641
Harbor Plaza Ashtabula, OH		388,997	1,456,108	253,099	388,997	1,709,207	2,098,204	517,959
Belpre Plaza Belpre, OH			2,066,121	139,088		2,205,209	2,205,209	808,162
Southwood Plaza Bowling Green, OH		673,430	1,537,519	874,603	673,430	2,412,122	3,085,552	910,192
Brentwood Plaza Cincinnati, OH		2,027,969	8,222,875	922,520	2,027,969	9,145,395	11,173,364	1,740,651
Delhi Shopping Center Cincinnati, OH		2,300,029	9,218,117	214,041	2,300,029	9,432,158	11,732,187	1,294,621
Western Village Shopping Center Cincinnati, OH		1,321,484	5,300,935	164,236	1,321,484	5,465,171	6,786,655	1,047,692
Crown Point Shopping Center Columbus, OH	7,440,599	2,881,681	7,958,319	62,355	2,881,681	8,020,674	10,902,355	733,816
South Towne Centre Dayton, OH		4,737,368	9,636,943	1,770,802	4,737,368	11,407,745	16,145,113	3,215,834
Heritage Square Dover, OH		1,749,182	7,011,926	155,012	1,749,182	7,166,938	8,916,120	1,536,270
Midway Crossing Elyria, OH		1,944,200	7,776,800	287,549	1,944,200	8,064,349	10,008,549	1,231,787
Fairfield Mall Fairfield, OH		1,287,649	1,685,919	246,817	1,287,649	1,932,736	3,220,385	573,508
Silver Bridge Plaza Gallipolis, OH		919,892	3,197,673	1,490,836	919,892	4,688,509	5,608,401	2,351,433
Parkway Plaza Maumee, OH		950,667	2,069,921	885,056	950,667	2,954,977	3,905,644	873,645

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Ashland Square Ashland, OH	1990	Oct 93	40 Years
Harbor Plaza Ashtabula, OH	1988	Feb 91	40 Years
Belpre Plaza Belpre, OH	1969	Jun 88	40 Years
Southwood Plaza Bowling Green, OH	1961	May 90	40 Years
Brentwood Plaza Cincinnati, OH	1957	May 94	40 Years
Delhi Shopping Center Cincinnati, OH	1973,85,87	May 96	40 Years
Western Village Shopping Center Cincinnati, OH	1960	May 94	40 Years
Crown Point Shopping Center Columbus, OH	1980-85,97	Jul 98	40 Years
South Towne Centre Dayton, OH	1972	Mar 92	40 Years
Heritage Square Dover, OH	1959	Aug 93	40 Years
Midway Crossing Elyria, OH	1986	Dec 95	40 Years
Fairfield Mall Fairfield, OH	1978	May 90	40 Years
Silver Bridge Plaza Gallipolis, OH	1972	Dec 86	40 Years
Parkway Plaza Maumee, OH	1955	Sep 89	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
New Boston Shopping Center New Boston, OH		2,102,371	9,537,101	347,590	2,102,371	9,884,691	11,987,062	2,099,171
Market Place Piqua, OH		597,923	3,738,164	479,632	597,923	4,217,796	4,815,719	1,150,076
Brice Park Shopping Center Reynoldsburg, OH	4,006,575	4,854,414	10,204,698	38,803	4,854,414	10,243,501	15,097,915	953,686
Central Ave Market Place Toledo, OH		1,046,480	1,769,207	442,984	1,046,480	2,212,191	3,258,671	615,294
Greentree Shopping Center Upper Arlington, OH	5,186,110	3,379,200	6,860,800	139,176	3,379,200	6,999,976	10,379,176	635,746
Safeway Muskogee, OK		476,864	1,840,640		476,864	1,840,640	2,317,504	152,205
Bethel Park Plaza Bethel Park, PA		868,039	9,933,094	1,052,809	868,039	10,985,903	11,853,942	1,425,307
Supervalu/ Clearfield Clearfield, PA		357,218	1,400,990		357,218	1,400,990	1,758,208	105,687
Laurel Mall Connellsville, PA		2,072,000	3,116,472	36,569	2,072,000	3,153,041	5,225,041	78,709
Dillsburg Shopping Center Dillsburg, PA		1,166,376	4,665,505	268,474	1,166,376	4,933,979	6,100,355	615,881
Market Street Square Elizabethtown, PA		3,494,045	13,976,027	27,400	3,494,045	14,003,427	17,497,472	1,120,622
Hardees — PAD Hanover, PA			400,000			400,000	400,000	44,583
New Garden Shopping Center Kennett Square, PA		912,130	3,161,495	906,718	912,130	4,068,213	4,980,343	374,903
Stonemill Plaza Lancaster, PA		1,407,975	5,650,901	209,006	1,407,975	5,859,907	7,267,882	1,174,267

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
New Boston Shopping Center New Boston, OH	1991	Feb 93	40 Years
Market Place Piqua, OH	1972	Nov 91	40 Years
Brice Park Shopping Center Reynoldsburg, OH	1989-92	Mar 98	40 Years
Central Ave Market Place Toledo, OH	1968	Aug 90	40 Years
Greentree Shopping Center Upper Arlington, OH	1974,80,91	Jul 98	40 Years
Safeway Muskogee, OK	1981	Aug 93	40 Years
Bethel Park Plaza Bethel Park, PA	1965	May 97	40 Years
Supervalu/ Clearfield Clearfield, PA	1982	Aug 93	40 Years
Laurel Mall Connellsville, PA	1971	May 01	40 Years
Dillsburg Shopping Center Dillsburg, PA	1994	Oct 96	40 Years
Market Street Square Elizabethtown, PA	1993-94	Oct 97	40 Years
Hardees — PAD Hanover, PA	1971	Jul 97	35 Years
New Garden Shopping Center Kennett Square, PA	1979	Apr 97	40 Years
Stonemill Plaza Lancaster, PA	1988	Jan 94	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Crossroads Plaza Mt. Pleasant, PA		384,882	1,040,905	485,805	384,882	1,526,710	1,911,592	476,761
Ivyridge Shopping Center Philadelphia, PA		1,504,080	6,026,320	989,904	1,504,080	7,016,224	8,520,304	1,101,363
Roosevelt Mall NE Philadelphia, PA		2,537,377	2,671,543	8,055,852	2,537,377	10,727,395	13,264,772	6,050,973
Johnstown Galleria Richland Township, PA	3,075,880	1,584,716	6,338,789	168,999	1,584,716	6,507,788	8,092,504	560,154
Hampton Square Shopping Center Upper So Hampton, PA		772,800	2,907,200	430,247	772,800	3,337,447	4,110,247	221,097
Shops @ Prospect West Hempfield, PA		741,941	2,967,765	103,938	741,941	3,071,703	3,813,644	525,344
Circle Center Hilton Head Island, SC		1,533,329	6,133,106	12,689	1,533,329	6,145,795	7,679,124	491,667
Palmetto Crossroads Hilton Head Island, SC		473,111	1,892,443	28,645	473,111	1,921,088	2,394,199	154,389
Island Plaza James Island, SC		2,820,729	11,283,031	306,414	2,820,729	11,589,445	14,410,174	945,539
Remount Village N. Charleston, SC		1,470,352	5,879,355		1,470,352	5,879,355	7,349,707	467,361
Congress Crossing Athens, TN		1,028,255	6,747,013	120,731	1,028,255	6,867,744	7,895,999	1,715,450
St. Elmo Central Chattanooga, TN		1,529,587	6,120,555	40,827	1,529,587	6,161,382	7,690,969	487,549
Winn-Dixie Chattanooga, TN		591,450	2,365,576		591,450	2,365,576	2,957,026	190,900
Apison Crossing Collegedale, TN		1,679,125	6,716,542	3,391	1,679,125	6,719,933	8,399,058	538,363

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Crossroads Plaza Mt. Pleasant, PA	1975	Nov 88	40 Years
Ivyridge Shopping Center Philadelphia, PA	1963	Aug 95	40 Years
Roosevelt Mall NE Philadelphia, PA	1958,1964	Jan 64	40 Years
Johnstown Galleria Richland Township, PA	1993	Jul 97	40 Years
Hampton Square Shopping Center Upper So Hampton, PA	1980	Dec 98	40 Years
Shops @ Prospect West Hempfield, PA	1994	Jul 95	40 Years
Circle Center Hilton Head Island, SC	1989	Mar 94	40 Years
Palmetto Crossroads Hilton Head Island, SC	1994	Oct 95	40 Years
Island Plaza James Island, SC	1993-94	Oct 97	40 Years
Remount Village N. Charleston, SC	1996	Nov 96	40 Years
Congress Crossing Athens, TN	1990	Mar 92	40 Years
St. Elmo Central Chattanooga, TN	1995	Aug 96	40 Years
Winn-Dixie Chattanooga, TN	1995	Jul 96	40 Years
Apison Crossing Collegedale, TN	1997	Jul 97	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Saddletree Village Collegedale, TN	1,777,055	685,676	2,900,245	12,678	685,676	2,912,923	3,598,599	230,904
West Towne Square Shopping Center Elizabethton, TN		529,103	3,880,088	71,061	529,103	3,951,149	4,480,252	362,049
Greeneville Commons Greeneville, TN		1,075,200	7,934,800	374,176	1,075,200	8,308,976	9,384,176	1,938,578
Hazel Path Commons Hendersonville, TN		919,231	3,677,158	12,532	919,231	3,689,690	4,608,921	295,889
Kimball Crossing Kimball, TN		3,966,352	15,875,659	75,696	3,966,352	15,951,355	19,917,707	1,271,378
Chapman-Ford Crossing Knoxville, TN		2,367,047	9,507,577	(39,285)	2,367,047	9,468,292	11,835,339	759,031
Farrar Place Manchester, TN		804,963	3,220,060	14,796	804,963	3,234,856	4,039,819	258,904
Georgetown Square Murfreesboro, TN		1,166,924	4,674,698	208,342	1,166,924	4,883,040	6,049,964	1,055,864
Madison Street Station Shelbyville, TN		752,499	3,012,444	204,410	752,499	3,216,854	3,969,353	250,848
Commerce Central Tullahoma, TN		3,043,798	12,177,046	70,148	3,043,798	12,247,194	15,290,992	978,829
Merchant’s Central Winchester, TN	6,445,734	2,891,062	11,564,219	57,217	2,891,062	11,621,436	14,512,498	949,837
Bardin Place Center Arlington, TX		6,733,620	27,101,486	35,731	6,733,620	27,137,217	33,870,837	2,173,036
Irving West SC Irving, TX	2,609,285	933,850	3,735,400	20,319	933,850	3,755,719	4,689,569	306,508
Kroger Missouri City, TX		390,012	1,505,457		390,012	1,269,457	1,659,469	115,091

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated -
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Saddletree Village Collegedale, TN	1990	Jun 98	40 Years
West Towne Square Shopping Center Elizabethton, TN	1970, 1998	Jun 98	40 Years
Greeneville Commons Greeneville, TN	1990	Mar 92	40 Years
Hazel Path Commons Hendersonville, TN	1989	Nov 95	40 Years
Kimball Crossing Kimball, TN	1987	Nov 95	40 Years
Chapman-Ford Crossing Knoxville, TN	1990	Dec 92	40 Years
Farrar Place Manchester, TN	1990	Dec 95	40 Years
Georgetown Square Murfreesboro, TN	1986	Sep 93	40 Years
Madison Street Station Shelbyville, TN	1985	Oct 95	40 Years
Commerce Central Tullahoma, TN	1995	Aug 96	40 Years
Merchant’s Central Winchester, TN	1997	Dec 97	40 Years
Bardin Place Center Arlington, TX	1992-93	Oct 97	40 Years
Irving West SC Irving, TX	1987	Sep 93	40 Years
Kroger Missouri City, TX	1982	Aug 93	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

								COLUMN
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
El Chico Temple, TX		450,886	504,012		450,886	57,012	507,898	27,895
Valley Fair West Valley City, UT	16,441,183	7,248,230	28,377,493	2,615,397	7,248,230	30,993,890	38,242,120	2,845,347
Factory Merchants Ft. Chiswell Ft. Chiswell, VA		411,023	1,644,017	426,788	411,023	2,070,805	2,481,828	528,006
Pizza Hut — Pad Harrisonburg, VA			427,500			427,500	427,500	66,161
Hanover Square Shopping Center Mechanicsville, VA		1,778,701	7,114,805	117,256	1,778,701	7,232,061	9,010,762	1,658,911
Victorian Square Midlothian, VA		3,548,432	14,208,727	229,927	3,548,432	14,438,654	17,987,086	2,822,479
VA-KY Regional Sc Norton, VA		2,795,765	11,183,253	50,799	2,795,765	11,234,052	14,029,817	899,583
Cave Spring Corners Shopping Center Roanoke, VA		1,064,298	4,257,792	336,027	1,064,298	4,593,819	5,658,117	525,049
Hunting Hills Shopping Center Roanoke, VA	3,870,304	1,897,007	6,010,376	43,847	1,897,007	6,054,223	7,951,230	567,846
Lakeside Plaza Salem, VA		1,383,339	5,355,787	27,012	1,383,339	5,382,799	6,766,138	350,653
Shopping Center — Fredricksburg Spotsylvania, VA		250,000	1,363,880	462,344	250,000	1,826,224	2,076,224	669,313
Lake Drive Plaza Vinton, VA	3,466,835	1,432,155	4,616,848	467,939	1,432,155	5,084,787	6,516,942	511,385
Ridgeview Centre Wise, VA		2,707,679	4,417,792	635,963	2,707,679	5,053,755	7,761,434	1,181,884
Moundsville Plaza Moundsville, WV		228,283	1,989,798	5,188,245	228,283	7,178,043	7,406,326	1,615,302

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
El Chico Temple, TX	1995	Dec 95	40 Years
Valley Fair West Valley City, UT	1970	Dec 96	40 Years
Factory Merchants Ft. Chiswell Ft. Chiswell, VA	1989	Nov 93	40 Years
Pizza Hut — Pad Harrisonburg, VA	1969	Jul 96	35 Years
Hanover Square Shopping Center Mechanicsville, VA	1991	Jan 93	40 Years
Victorian Square Midlothian, VA	1991	Mar 94	40 Years
VA-KY Regional Sc Norton, VA	1989	Dec 92	40 Years
Cave Spring Corners Shopping Center Roanoke, VA	1969	Jun 97	40 Years
Hunting Hills Shopping Center Roanoke, VA	1989	Apr 98	40 Years
Lakeside Plaza Salem, VA	1989	Apr 99	40 Years
Shopping Center — Fredricksburg Spotsylvania, VA	1970	May 86	35 Years
Lake Drive Plaza Vinton, VA	1976	Feb 98	40 Years
Ridgeview Centre Wise, VA	1990	Jul 92	40 Years
Moundsville Plaza Moundsville, WV	1961	Dec 88	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at
		Initial Cost to Company		Acquisition	the Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Retail
Grand Central Plaza Parkersburg, WV			4,358,333	153,150		4,511,483	4,511,483	1,583,079
Kmart Plaza Vienna, WV		664,121	2,656,483	339,166	664,121	2,995,649	3,659,770	619,474

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Retail
Grand Central Plaza Parkersburg, WV	1986	Jun 88	40 Years
Kmart Plaza Vienna, WV	1975	Feb 93	40 Years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F

				Cost Capitalized
				Subsequent to	Gross Amount at Which Carried at the
		Initial Cost to Company		Acquisition	Close of the Period

			Building &			Building &		Accumulated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Other
Hillcrest Apartments Mobile, AL	1,252,632
Knollwood Apartments Mobile, AL	6,026,518
Roxbury Township NJ Roxbury, NJ		337,854			337,854		337,854
1 North Central Avenue Hartsdale, NY		19,678			19,678		19,678
ERT Development Corp. New York, NY		1,897,664	435,000		1,897,664	435,000	2,332,664

	$270,605,276	$504,778,100	$1,975,782,160	$233,090,108	$504,778,100	$2,201,766,047	$2,706,544,147	$271,884,739

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN G	COLUMN H	COLUMN I

			Life on Which
			Depreciated —
	Date	Date	Latest Income
Description	Constructed	Acquired	Statement

Other
Hillcrest Apartments Mobile, AL
Knollwood Apartments Mobile, AL
Roxbury Township NJ Roxbury, NJ	1997	Dec 97
1 North Central Avenue Hartsdale, NY	1972	Jul 72
ERT Development Corp. New York, NY		Jan 95

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$2,452,631	$2,498,152	$2,446,854
Acquisitions and improvements	322,926	28,470	59,312
Write-off fully depreciated assets	—	(11,275)	—
Real estate held for sale	(20,747)	(9,104)	—
Allocation of purchase price	—	—	4,000
Impairment of real estate	(13,107)	(3,620)	—
Cost of property sold	(58,057)	(49,992)	(12,014)

Balance at end of year	$2,683,646	$2,452,631	$2,498,152

Total cost for federal tax purposes at end of each year	$2,158,263	$2,118,477	$2,159,804

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$218,638	$180,080	$129,791
Depreciation expense	57,615	55,364	54,199
Deletions — property sold	(4,369)	(4,676)	(3,910)
Write-off fully depreciated assets	—	(11,275)	—
Real estate held for sale	(2,129)	(855)	—

Balance at end of year	$269,755	$218,638	$180,080

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

(Amounts in Thousands)

SCHEDULE IV

December 31, 2001

Column A	Column B	Column C	Column D	Column E	Column F	Column G

	Final	Face			Face	Carrying
	Interest	Maturity	Periodic	Prior	Amount of	Amount of
Description	Rate	Date	Payment Terms	Liens	Mortgages	Mortgages

Purchase money first mortgage, collateralized by a shopping center in Whitesboro, NY	8.0%	4/30/2002	Interest payable monthly, balance at maturity		$4,610	$3,705
Purchase money first mortgage, collateralized by a building in Tucson, AZ	8.5%	11/12/2003	Interest and principal payable monthly		758	715
Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly		1,000	744
Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly		450	426

					$6,818	$5,590

Note: Column H is not applicable

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

(Amounts in Thousands)

SCHEDULE IV

(continued)

	Year Ended

	December 31, 2001	December 31, 2000

Balance, beginning of period	$14,432	$13,388
Additions during period:
New loans	450	1,986
Reductions during period:
Collection of principal	(9,292)	(942)

Balance, end of period	$5,590	$14,432

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC. (Registrant)

By:	/s/ GLENN J. RUFRANO

Glenn J. Rufrano
Chief Executive Officer

Dated: March 8, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM NEWMAN William Newman	Chairman of the Board of Directors	March 8, 2002

/s/ GLENN J. RUFRANO Glenn J. Rufrano	Chief Executive Officer and Director	March 8, 2002

/s/ JOHN B. ROCHE John B. Roche	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2002

/s/ DEAN R. BERNSTEIN Dean R. Bernstein	Senior Vice President — Acquisitions/ Dispositions and Director	March 8, 2002

/s/ RAYMOND H. BOTTORF Raymond H. Bottorf	Director	March 8, 2002

/s/ ROBERT A. FRIEDMAN Robert A. Friedman	Director	March 8, 2002

/s/ NORMAN GOLD Norman Gold	Director	March 8, 2002

/s/ MATTHEW GOLDSTEIN Dr. Matthew Goldstein	Director	March 8, 2002

Signature	Title	Date

/s/ MELVIN D. NEWMAN Melvin D. Newman	Director	March 8, 2002

/s/ BRUCE A. STALLER Bruce A. Staller	Director	March 8, 2002

/s/ JOHN WETZLER John Wetzler	Director	March 8, 2002

/s/ GREGORY A. WHITE Gregory A. White	Director	March 8, 2002

EXHIBIT INDEX

Exhibit
No.	Description

*2.1	Agreement for Purchase of Real Estate and Related Property, dated as of May 10, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.2	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC (Club Sales Contract Amendment), filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.3	Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of July 30, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.4	Closing Date Amendment to Agreement for Purchase of Real Estate and Related Property, dated as of September 21, 2001, by and between the Company and Coolidge-Koenmen LLC, filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 5, 2001.
*2.5	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P. and certain affiliates of CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
*3.1	Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 3.01 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-65211.
*3.3	Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001), filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001.
*4.1	Articles Supplementary classifying 4,600,000 shares of preferred stock as 8 1/2% Series A Cumulative Convertible Preferred Stock filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K dated February 7, 1997.
*4.2	Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock filed as Exhibit 4.02 to the Company’s Current Report on Form 8-K dated January 14, 1998.
*4.3	Articles Supplementary relating to the Series C Junior Participating Preferred Stock of the Company, which may in the future be issued under the Company’s Rights Plan filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*4.4	Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333-65211.
*10.1	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65223.
*10.2	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.3	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

Exhibit
No.	Description

*10.4	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.5	Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.6	Directors’ Amended and Restated 1994 Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.7	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.8	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.9	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10.10	New Plan Realty Trust 1997 Stock Option Plan filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
*10.11	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
*10.12	Amended and Restated New Plan Realty Trust 1985 Incentive Stock Option Plan filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
*10.13	New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-65221.
10.14	Credit Agreement (Facility I), dated as of October 22, 2001, by and among the Company, The Bank of New York, as administrative agent, Bank One, NA and Fleet National Bank, each as a co-documentation agent, Bank of America, as managing agent, and the lenders party thereto.
*10.15	Amendment No. 1 to Credit Agreement (Facility I), dated as of December 27, 2001, by and among the Company, The Bank of New York, as administrative agent, and the lenders thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2001.
10.16	Guaranty (Facility I), dated as of October 22, 2001, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc., ERT Development Corporation and The Bank of New York, as administrative agent.
*10.17	Credit Agreement (Facility II), dated as of November 17, 1999, by and among New Plan Excel Realty Trust, Inc., the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.18	Amendment No. 1 to Credit Agreement (Facility II), dated as of June 27, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10.19	Amendment No. 2 to Credit Agreement (Facility II), dated as of November 3, 2000, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, N.A., each as co-documentation agent, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10K for the year ended December 31, 2000.

Exhibit
No.	Description

*10.20	Amendment No. 3 to Credit Agreement (Facility II), dated as of May 9, 2001, by and among the Company, the lenders party thereto, The Bank of New York, as administrative agent, and Bank One, NA and Fleet National Bank, f/k/a BankBoston, NA, each as co-documentation agent, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.21	Letter Agreement, dated as of July 27, 2001, between the Company and The Bank of New York, as administrative agent, concerning the credit agreements, each dated as of November 17, 1999, as amended, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*10.22	Amendment No. 4 to Credit Agreement (Facility II), dated as of December 27, 2001, by and among the Company, The Bank of New York, as administrative agent, and the lenders party thereto, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
*10.23	Guaranty (Facility II), dated as of November 17, 1999, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc. and The Bank of New York, as administrative agent, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
10.24	Guaranty (Facility II), dated as of October 22, 2001, by and between ERT Development Corporation and The Bank of New York, as administrative agent.
*10.25	Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston) filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-3, File No. 33-59195.
*10.26	First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.02 to the Company’s Registration Statement on Form S-3, File No. 333-24615.
*10.27	Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A. filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K dated July 3, 1997.
*10.28	Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee filed as Exhibit 4.2 to New Plan Realty Trust’s Registration Statement on Form S-3, File No. 33-60045.
*10.29	First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*10.30	Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 1999.
*10.31	Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of June 25, 1997, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
*10.32	First Amendment to Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*10.33	Agreement and Plan of Merger, dated May 14, 1998, as amended as of August 7, 1998, among the Company, ERT Merger Sub, Inc. and New Plan Realty Trust filed, as Exhibit 2.1 to the Company’s Registration Statement on Form S-4, File No. 333-61131.

Exhibit
No.	Description

*10.34	Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company’s Report on Form 8-A dated May 19, 1998.
*10.35	First Amendment to Rights Agreement, dated as of February 8, 1999, between the Company and BankBoston, N.A. filed as Exhibit 4.1 to the Company’s Report on Form 8-A/A (Amendment No. 1) dated May 5, 1999.
*10.36	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.37	Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.38	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.39	Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.40	Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
*10.41	Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.42	Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein.
*10.43	Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.
10.44	Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel.
*10.45	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.
*10.46	Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.47	Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.48	Agreement, dated as of December 19, 2000, by and between the Company and James DeCicco, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
10.49	Loan Agreement, dated as of November 30, 2001, by and among BPR Shopping Center, L.P., the Bank of America, N.A., the Company and the other parties thereto.
*10.50	Term Loan Agreement, dated as of May 9, 2001, by and among the Company, the lenders party thereto and Fleet National Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
No.	Description

*10.51	Amendment No. 1 to Term Loan Agreement, dated as of September 6, 2001, among the Company, the lenders party thereto and Fleet National Bank, as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
*10.52	Amendment No. 2 to Term Loan Agreement, dated as of December 27, 2001, by and among the Company, Fleet National Bank, as administrative agent, and the lenders party thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
*10.53	Guaranty, dated as of May 9, 2001, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc. and Fleet National Bank, as administrative agent, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.54	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.55	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.56	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.57	Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 515,121 options), filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.58	Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.59	Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.60	Stock Pledge Agreement, dated February 23, 2000 between the Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
10.61	Reimbursement Agreement, dated as of August 24, 2001, between the Company and Fleet National Bank.
12	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.

*	Incorporated herein by reference as above indicated.