Form 10-Q
period 2002-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2002-05-10
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other Jurisdiction of Incorporation)	33-0160389 (IRS Employer Identification No.)

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

Yes X        No

The number of shares of common stock outstanding at May 1, 2002 was 94,774,491.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2002 and 2001
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2002	March 31, 2001

	(Unaudited)
Rental revenues:
Rental income	$74,414	$65,026
Percentage rents	2,904	2,631
Expense reimbursements	16,121	13,900

Total rental revenues	93,439	81,557

Expenses:
Operating costs	15,193	12,409
Real estate and other taxes	9,900	8,609
Interest	19,708	20,907
Depreciation and amortization	16,100	13,363
Provision for doubtful accounts	2,857	2,052
General and administrative	3,640	2,187

Total expenses	67,398	59,527

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	26,041	22,030

Other income and expenses:
Interest, dividend, and other income	3,014	3,793
Equity participation in ERT	—	(1,458)
Equity in income of unconsolidated ventures	1,718	—
Foreign currency loss	(19)	(479)
Gain (loss) on sale of real estate	319	(25)
Impairment of real estate	—	(2,239)
Minority interest in income of consolidated partnership	(240)	(218)

Income from continuing operations	30,833	21,404

Discontinued operations:
Results of discontinued operations	717	5,799
Impairment of real estate held for sale	(9,429)	—
Loss on sale of discontinued operations	(133)	—

(Loss) income from discontinued operations	(8,845)	5,799

Net income	$21,988	$27,203

Other comprehensive income (loss):
Unrealized gains on securities for the period	$193	$171
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	(2,214)
Unrealized derivative gain (loss) on interest rate swap	930	(1,792)

Comprehensive income	$23,111	$23,368

Net income available to common stock — basic	$16,329	$21,544

Net income available to common stock — diluted	$16,569	$21,762

Basic earnings per common share:
Income from continuing operations	$0.27	$0.18
Discontinued operations	(0.09)	0.07

Basic earnings per share	$0.18	$0.25

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.18
Discontinued operations	(0.09)	0.07

Diluted earnings per share	$0.18	$0.25

Average shares outstanding — basic	92,191	87,208

Average shares outstanding — diluted	93,882	88,612

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(In thousands, except per share amounts)

ASSETS

	March 31, 2002	December 31, 2001

	Unaudited

Real estate:
Land	$711,673	$487,280
Building and improvements	2,591,388	2,142,636
Accumulated depreciation	(281,573)	(265,937)

Net real estate	3,021,488	2,363,979
Real estate held for sale	58,873	70,659
Cash and cash equivalents	4,978	7,163
Restricted cash	12,860	—
Marketable securities	2,080	1,887
Receivables:
Trade, less allowance for doubtful accounts of $14,995 and $15,633 at March 31, 2002 and December 31, 2001, respectively	44,597	43,555
Other, net	10,331	8,736
Mortgages and notes receivable	44,496	45,360
Prepaid expenses and deferred charges	16,910	15,964
Investment in unconsolidated ventures	50,118	41,876
Other assets	24,033	23,687

Total assets	$3,290,764	$2,622,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $5,653 and $6,063 at March 31, 2002 and December 31, 2001, respectively	$523,037	$241,436
Notes payable, net of unamortized discount of $1,664 and $1,752 at March 31, 2002 and December 31, 2001, respectively	613,336	613,248
Credit facilities	365,000	95,000
Capital leases	29,102	29,170
Other liabilities	136,259	122,674
Tenant security deposits	7,751	5,833

Total liabilities	1,674,485	1,107,361

Minority interest in consolidated partnership	20,167	22,267

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A: Cumulative Convertible Preferred, 1,507 outstanding at March 31, 2002 and December 31, 2001; Series B: 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 outstanding at March 31, 2002 and December 31, 2001; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at March 31, 2002 and December 31, 2001	23	23
Common stock, $.01 par value, 250,000 shares authorized: 94,452 and 87,352 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	944	873
Additional paid-in capital	1,821,908	1,697,570
Accumulated other comprehensive loss	(842)	(1,965)
Accumulated distribution in excess of net income	(225,921)	(203,263)

Total stockholders’ equity	$1,596,112	$1,493,238

Total liabilities and stockholders’ equity	$3,290,764	$2,622,866

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(In thousands)

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net income	$21,988	$27,203
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,383	16,075
Amortization of net premium/discount on mortgages and notes payable	(314)	(264)
Amortization of deferred debt and loan acquisition costs	785	362
Foreign currency loss	19	479
(Gain) loss on sale of real estate and securities	(319)	25
Loss on sale of discontinued operations	133	—
Minority interest in partnership	240	218
Impairment of real estate assets	9,429	2,239
Equity in income of affiliate	—	1,458
Equity in income of unconsolidated ventures	(1,718)	—
Change in investment in and accrued interest on loans to ERT Development Corporation	—	(1,194)
Changes in operating assets and liabilities, net:
Change in trade receivables	(1,042)	4,149
Change in other receivables	(630)	(4,665)
Change in other liabilities	14,514	5,276
Change in sundry assets and liabilities	234	(2,938)

Net cash provided by operating activities	59,702	48,423

Cash flows from investing activities:
Real estate acquisitions and building improvements	(9,736)	(5,579)
Proceeds from real estate sales, net	1,979	1,816
Cash in escrow	(2,341)	—
Advances for mortgage notes receivable, net	(281)	—
Loans to ERT Development Corporation	—	(3,921)
Repayments of mortgage notes receivable	895	26
Acquisition, net of cash and restricted cash received	(389,571)	—
Capital contributions to joint ventures	(3,874)	—
Distributions from joint ventures	2,355	—

Net cash used in investing activities	(400,574)	(7,658)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(6,587)	(2,209)
Dividends paid	(44,616)	(41,696)
Proceeds from credit facility borrowing	270,000	39,000
Repayment of credit facility	—	(24,000)
Proceeds from exercise of stock options	403	48
Distributions paid to minority partners	(537)	(536)
Payments for the repurchase of common stock	—	(1,598)
Repayment of loans receivable for the purchase of common stock	—	237
Financing fees	(883)	—
Proceeds from stock offering, net	120,907	—

Net cash provided by (used in) financing activities	338,687	(30,754)

Net (decrease) increase in cash and cash equivalents	(2,185)	10,011

Cash and cash equivalents at beginning of period	7,163	1,170

Cash and cash equivalents at end of period	$4,978	$11,181

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

     The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

     Net Earnings per Share of Common Stock

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share. Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net earnings per common share assuming dilution (“diluted EPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock (using the “if converted” method), exercise of stock options and upon conversion of ERP limited partnership units for all periods.

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

     Restricted Cash

     Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by the REMIC mortgage payable deed of trust agreement and other loan agreements. Substantially all restricted cash is invested in money market mutual funds and carried at market value.

     Accounts Receivable

     Accounts receivable is stated net of allowance for doubtful accounts of $15.0 million and $15.6 million as of March 31, 2002 and December 31, 2001, respectively.

     Real Estate

     Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Major replacements and betterments, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives; ordinary repairs and maintenance are expensed as incurred.

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

     Employee Loans

     The Company has made loans to officers, directors and employees primarily for the purpose of purchasing common shares of the Company. These loans are demand and term notes bearing interest at rates ranging from 5% to 10%. Interest is payable quarterly. Loans made for the purchase of common shares are reported as a deduction from stockholders’ equity. At March 31, 2002 and December 31, 2001, the Company had aggregate loans to employees of approximately $6.9 million and $7.1 million, respectively.

     Investments in Unconsolidated Ventures

     The Company has direct equity investments in CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. These investments are initially recorded at cost, as “Investments in unconsolidated ventures”, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

     Derivative/Financial Instruments

     The Company accounts for derivative and hedging activities in accordance with SFAS 133/138, Accounting for Derivative Instruments and Hedging Activities. This accounting standard requires the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company’s rights or

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

     Income Taxes

     The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, as of March 31, 2002, the Company was required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in real estate and other taxes in the Company’s consolidated statement of income.

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

     Segment Information

     As a result of the Company’s disposition of its garden apartment portfolio in September 2001, the principal business of the Company and its consolidated subsidiaries is the ownership, development and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and no tenant comprises more than 10% of revenue.

     Recently Issued Accounting Standards

     In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 should not be classified as extraordinary. The provisions of SFAS 145 shall be applied in fiscal years beginning after May 15, 2002. Debt extinguishments

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as extraordinary item shall be reclassified. The impact of the adoption of SFAS 145 is not expected to be material.

     In June 2001, FASB issued Statement 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement is effective June 30, 2001 and did not have a material impact on the financial statements.

     In June 2001, FASB issued Statement 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for fiscal years beginning after December 15, 2001, and the impact of the adoption of this statement was not material.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2:	Accounting Changes

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). However, this Statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

     This Statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, this Statement retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations, extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale and requires restatement of comparative prior periods. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

     SFAS 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of SFAS 121 and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS 144 and the results of operations of these properties are included in income from discontinued operations. Comparable prior periods have been restated.

     Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (approximately $0.6 million for the three months ended March 31, 2002).

Note 3:	Recent Developments

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the “Portfolio Acquisition”) from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The joint venture currently owns 13 grocery-anchored shopping centers located in six states. The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt. The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company’s common stock and with borrowings under the Company’s then existing credit facilities and a $125 million senior unsecured term loan facility. On April 26, 2002, the Company entered into a new $350 million senior unsecured revolving credit facility, refinancing its existing $245 million of senior unsecured revolving credit facilities (Note 14).

     In connection with the Portfolio Acquisition, on December 27, 2001, the Company entered into amendments to its then existing senior unsecured credit facilities whereby two of the Company’s financial covenants were modified, effective March 1, 2002 (the closing date of the Portfolio Acquisition). Specifically, the limit on the Company’s permitted total debt was increased from 55% to 57.5% of total capital and the limit on the Company’s permitted unsecured debt was increased from 50% to 55% of the value of its unencumbered assets. In both cases, the increased debt levels are permitted only until such time as the Company engages in capital transactions (such as equity offerings or assets sales), from and after January 13, 2002, that raise a total of at least $200 million of net proceeds. As of March 31, 2002, the Company engaged in capital transactions aggregating $122.9 million of net proceeds.

     On January 22, 2002, Kmart Corporation (“Kmart”), the Company’s largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Since the bankruptcy filing, (i) leases at two of the Company’s locations were rejected, (ii) Kmart indicated that it intends to close five additional Company store locations by June 30, 2002 and (iii) the Company has entered into agreements with Kmart to reduce the rent at four additional Company store locations. The Company’s 39 Kmart locations (excluding the two rejected locations, but including the five locations scheduled to close and the four locations where rental reductions were agreed to) are all currently physically occupied and contain a total of 3.6 million square feet of gross leasable area, or approximately 7.8% of the Company’s total gross leasable area. As of March 31, 2002, Kmart’s annualized base rent for these 39 locations was $16.1 million, or approximately $4.42 per square foot (not taking into account the rental reductions agreed to at the four locations, which take effect on July 1, 2002 and are not material).

     On January 29, 2002, the Company completed a public offering of 6,900,000 of its common shares at $18.52 per share. The net proceeds to the Company from the offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company’s revolving credit facilities (which amounts were subsequently re-drawn to finance the Portfolio Acquisition).

     On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility. The facility matures on February 28, 2003 and contains covenants substantially similar to those included in the Company’s then existing senior unsecured credit facilities (as amended, as indicated above). The proceeds of the loan were used to finance a portion of the Portfolio Acquisition.

Note 4:	Acquisitions and Dispositions

     During the three months ended March 31, 2002, the Company completed the Portfolio Acquisition (Note 3). The shopping centers acquired pursuant thereto are located in five states and account for approximately 10.4 million square feet gross leasable.

     In fiscal 2001, the Company acquired two properties, Arapahoe Crossings and the Stein Mart Center. The Arapahoe Crossings shopping center was acquired from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest. Arapahoe Crossings is a 426,000 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, which is in the final phase of development. Tenants include King Soopers (a division of The Kroger Co.), Kohl’s, Borders, Marshalls, OfficeMax and Old Navy. The Stein Mart Center, a 112,700 square foot shopping

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

center located in Poway, California, was acquired from one of the Company’s former joint venture partners, in consideration for $4.9 million of notes receivable and interest due to ERT.

     During the three months ended March 31, 2002, the Company sold two properties and one outparcel for aggregate gross proceeds of $2.1 million. The gain from these sales was approximately $186,000 and is allocated between “Gain (loss) on sale of real estate” and “(Loss) gain on sale of discontinued operations” in accordance with the provisions of SFAS 144 (Note 2).

     During 2001, the Company sold its garden apartment portfolio for gross proceeds of approximately $380 million. The gain from the apartment sales was $18.5 million, of which approximately $1.5 million was recognized and recorded in “Gain on sale of discontinued operations” (Note 5) in the Company’s 2001 Statement of Income. During 2001, the Company also sold 26 properties, seven land parcels and one outparcel for aggregate gross proceeds of $49.8 million. The gain from these sales was approximately $1.6 million and is included in “Gain on sale of real estate” in the Company’s 2001 Statement of Income.

Note 5:	Discontinued Operations of the Garden Apartment Portfolio

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

     As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million. In connection with the garden apartment community portfolio transaction, the Company extended a letter of credit in the amount of approximately $31 million, which has a term of three years (subject to the right of Houlihan/C.L.K. to terminate or reduce the amount thereof after 18 months or, alternatively, to extend the term for one additional year), and for which the Company will receive a nine percent fee while the letter of credit remains outstanding. The Company also received a one percent commitment fee. At March 31, 2002, there were no amounts drawn under the letter of credit.

     After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million. Approximately $1.5 million of the gain has been recognized to date, with the balance to be recognized as a function of the reduction of the Company’s exposure under the letter of credit. The deferred gain of $17.0 million is included in other liabilities in the consolidated balance sheet. Accordingly, the assets and operating results of the garden apartment communities have been reclassified and reported as discontinued operations.

     Included in the Consolidated Statement of Income are the discontinued operations of garden apartment communities which are summarized as follows (in thousands):

Three Months Ended
March 31, 2001

Rental revenue	$19,092

Operating costs	(8,550)
Real estate and other taxes	(1,413)
Interest expense	(1,759)
Depreciation and amortization	(2,439)
Provision for doubtful accounts	(82)

Total operating costs	(14,243)

Net income from discontinued operations of garden apartment communities	$4,849

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has allocated interest to its discontinued garden apartment operations in accordance with EITF 87-24. Such interest includes (i) garden apartment portfolio mortgage interest for all periods and (ii) interest on a $50 million portion of the credit facilities subsequent to October 1, 2000, when an interest rate swap was entered into in contemplation of a possible sale of the portfolio.

Note 6:	Real Estate Held For Sale

     As of March 31, 2002, 21 retail properties and one land parcel were classified as “Real estate held for sale”. These properties are located in 11 states and have an aggregate gross leasable area of 1.2 million square feet. Such properties had an aggregate book value of $58.9 million, net of accumulated depreciation of $6.1 million.

     During the three months ended March 31, 2002, 13 properties were designated as held for sale. An impairment charge of $9.4 million was recorded on the 13 properties and, in accordance with SFAS 144, reported as results of discontinued operations. Additionally, the 13 properties generated $1.4 million and $1.6 million of revenue and $0.7 million and $0.9 million of net income in the quarters ended March 31, 2002 and 2001, respectively, which has also been reported as income from discontinued operations. Further, one of the 13 properties had mortgage debt of approximately $5.3 million as of March 31, 2002.

     Properties designated as “Real estate held for sale” prior to January 1, 2002, generated $1.2 million and $0.9 million of revenue and $1.1 million and $0.6 million of net income for the three months ended March 31, 2002 and 2001, respectively, which results are reported in income from continuing operations.

Note 7:	ERT Development Corporation

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

     For the three months ended March 31, 2001 the equity in the losses of ERT recorded by the Company was $1.5 million.

     The condensed statement of income for ERT is as follows (in thousands):

Three Months Ended
March 31, 2001

Revenues	$6,800
Interest expense to New Plan Excel Realty Trust, Inc.	(2,368)
Other expenses	(5,890)

Net loss	$1,458

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ERT has a wholly owned subsidiary, Pointe Orlando Development Company, as well as an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). In addition, ERT has a retail development project, Vail Ranch II, in Temecula, California.

     ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method. For the three months ended March 31, 2001, the equity in the losses of these investments recorded by ERT was $13,543 and $60,599, respectively.

     On January 11, 2001, ERT acquired Stein Mart Center, a 112,700 square foot shopping center located in Poway, California, from Wilton Partners, one of its joint venture partners, in consideration for $4.9 million of notes receivable and accrued interest due to ERT.

Note 8: Investments in Unconsolidated Ventures

     As a result of the consolidation of ERT on July 1, 2001, the Company acquired direct equity investments in Vail Ranch II and The Centre at Preston Ridge joint venture projects. As part of the Portfolio Acquisition, the Company acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The Company accounts for these investments using the equity method. The following table summarizes the joint venture projects:

				Percent
Property Name	City	State	JV Partner	Ownership	GLA

CA New Plan Venture Fund
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	98,191
Flamigo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%	108,535
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	169,310
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	133,071
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	105,742
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%	62,345
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	59,047
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	124,584
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	119,742
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	302,398
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%	115,695
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	107,520
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	128,631
Vail Ranch II
Vail Ranch II	Temecula	CA	Land Grand Development	50%	109,200	(1)
The Centre at Preston Ridge
Phase I	Frisco	TX	George Allen/Milton Schaffer	50%	734,400
Phase II	Frisco	TX	George Allen/Milton Schaffer	50%	(2)

(1)	The joint venture also owns 30.1 acres of undeveloped land.

(2)	The joint venture owns 13.9 acres of land.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summary unaudited financial information for the Company’s investments in unconsolidated ventures is as follows (in thousands):

Condensed Balance Sheets	March 31, 2002	December 31, 2001

Cash and cash equivalents	$8,265	$6,421
Receivables	1,389	1,336
Property and equipment, net of accumulated depreciation	227,202	120,861
Other assets, net of accumulated amortization	6,387	42,034

Total Assets	$243,243	$170,652

Other liabilities	$5,531	$1,873
Accrued interest	30	—
Notes payable	144,462	88,534

Total liabilities	150,023	90,407
Total stockholders’ equity	93,220	80,245

Total liabilities and stockholders’ equity	$243,243	$170,652

Company’s investment	$50,118	$41,876

Three Months Ended
Condensed Statements of Income	March 31, 2002

Revenues	$5,505
Interest expense	(1,273)
Other expenses	(2,624)

Net income	$1,608

Company’s share of net income(1)	$1,718

(1)	Includes preferred returns of $917.

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

Note 9:	Financial Instruments—Derivatives and Hedging

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is accomplished using an interest rate swap, which has been designated as a cash flow hedge.

     The following table summarizes the notional values and fair values of the Company’s derivative financial instruments at March 31, 2002 (in thousands). The notional value at March 31, 2002 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

Swap	Cash Flow	$75,000	6.67%	10/11/02	$(1,949)

     On March 31, 2002, the derivative instruments were reported at their fair value as Other Liabilities of $1.9 million. As of March 31, 2002, there were $1.9 million in deferred losses represented in OCI.

     Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Prior to the maturity of the swap agreement on October 11, 2002, the Company expects to reclassify to earnings approximately $1.9 million of the current balance held in OCI.

Note 10:	Pro Forma Information

     The following pro forma financial information for the three months ended March 31, 2002 and 2001 is presented as if the stock offering, Portfolio Acquisition, and consolidation of ERT had occurred on January 1, 2002 and 2001. In management’s opinion, all adjustments necessary to reflect the effects of this transaction have been made.

     This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2002 and 2001, nor do they represent the results of operations of future periods.

	Three Months Ended
	March 31,

	2002	2001

(in thousands)
Rental revenues	$108,682	$110,028
Expenses	70,544	80,180
Other income (expense)	4,792	(516)

Income from continuing operations	$42,930	$29,332

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11: Stockholders’ Equity

     Earnings Per Share (EPS)

     In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Basic EPS
Numerator:
Net Income	$21,988	$27,203
Preferred dividends	(5,659)	(5,659)

Net income available to common shares — basic	$16,329	$21,544

Denominator:
Weighted average of common shares outstanding	92,191	87,208

Earning per share — continuing operations	$0.27	$0.18
Earnings per share — discontinued operations	(0.09)	0.07

Basic Earnings Per Share	$0.18	$0.25

Diluted EPS
Numerator:
Net Income	$21,988	$27,203
Preferred dividends	(5,659)	(5,659)
Minority interest	240	218

Net income available to common shares — diluted	$16,569	$21,762

Denominator:
Weighted average of common shares outstanding	92,191	87,208
Effect of diluted securities:
Common stock options	575	169
Excel Realty Partners, L.P. third party units	1,116	1,235

	93,882	88,612

Earning per share — continuing operations	$0.27	$0.18
Earnings per share — discontinued operations	(0.09)	0.07

Diluted Earnings Per Share	$0.18	$0.25

Preferred A shares are anti-dilutive for earnings per share calculations.

Note 12:	Statement of Cash Flows — Supplemental Disclosure (in thousands)

     The amounts paid for interest for the three months ended March 31, 2002 and 2001 were $17,253 and $21,607, respectively. Capitalized interest for the three months ended March 31, 2002 and 2001 was $657 and $249,respectively. State and local income taxes paid for the three months ended March 31, 2002 and 2001 were $136 and $81, respectively. Non-cash investing activities during the three months ended March 31, 2002 include mortgage debt assumed in connection with the Portfolio Acquisition of $288,530.

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

     In addition to the environmental conditions discussed above, asbestos-containing materials (associated with spray applied fireproofing materials) exist at some of the Company’s properties. The Company currently estimates that the total cost of abatement of asbestos-containing materials at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. Included in other liabilities in its Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001 is $3.2 million related to the clean-up of certain asbestos-containing materials.

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

Note 14:	Subsequent Events

     On April 26, 2002, the Company entered into a new $350 million senior unsecured revolving credit facility, refinancing its existing $245 million of senior unsecured revolving credit facilities. The new facility bears interest at LIBOR plus 105 basis points, based on the Company’s current debt rating, and matures on April 25, 2005, with a one-year extension option. Fleet National Bank acts as administrative agent and The Bank of New York and Bank One, N.A. acted as co-syndication agents.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2002 and 2001

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Income and Comprehensive Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

     On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the “Portfolio Acquisition”) from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. Accordingly, the Company’s results of operations for the three months ended March 31, 2002 include one month of operations from the Portfolio Acquisition.

     On September 21, 2001, the Company and a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. consummated the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was sold separately to an unrelated third party on September 28, 2001). The one remaining apartment community (The Club Apartments) was sold to Homewood City Board of Education of Homewood, Alabama. Accordingly, the assets and operating results of the garden apartment communities were reclassified and reported as a component of discontinued operations and are not reflected in the following discussion.

     On July 1, 2001, the Company acquired 100% of the common stock in ERT Development Corporation (“ERT”). Effective July 1, 2001, ERT is consolidated with the Company. Prior to July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT. The Company accounted for ERT using the equity method of accounting prior to July 1, 2001.

     Revenues:

     Rental income increased $9.4 million, or 14.5%, from $65.0 million for the three months ended March 31, 2001 to $74.4 million for the same period in 2002. The Portfolio Acquisition resulted in an increase in revenue of $6.0 million, while the consolidation of ERT resulted in an increase of $3.7 million. Additionally, the Company recognized increased revenue of approximately $0.1 million from lease settlement income and approximately $1.0 million from increases in protection services, food court, water and sewer and other revenues. These increases were partially offset by a $1.4 million decrease resulting from the sale of 28 properties and nine outparcels during fiscal 2001 and the first quarter of 2002.

     Expense reimbursements increased $2.2 million, or 15.8%, from $13.9 million for the three months ended March 31, 2001 to $16.1 million for the same period in 2002. The Portfolio Acquisition resulted in an increase of approximately $1.3 million, while the consolidation of ERT resulted in an additional increase of $0.7 million. The balance of the change is due to an increase in reimbursable expenses.

     Interest, dividend and other revenue decreased approximately $0.8 million, or 21.1%, from $3.8 million for the three months ended March 31, 2001 to $3.0 million for the same period in 2002. The decrease is primarily due to a decrease in interest income earned primarily from ERT and the Company’s development projects. The decrease in interest income from ERT is due to the consolidation of ERT as of July 1, 2001.

     Equity participation in ERT for the three months ended March 31, 2001 was approximately $(1.5) million. No equity has been recorded for the three months ended March 31, 2002 as ERT was consolidated with the Company on July 1, 2001 and the results of its operations are reflected in consolidated net income.

     As a result of the Portfolio Acquisition and consolidation of ERT, the Company acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects. These projects resulted in combined income of approximately $1.7 million, which is recorded in “Equity in income of unconsolidated ventures”.

     Foreign currency loss decreased approximately $0.5 million due to an increase in the value of the Canadian dollar.

     Expenses:

     Total expenses increased $7.9 million, or 13.3%, from $59.5 million for the three months ended March 31, 2001 to $67.4 million for the same period in 2002. The major areas of change are discussed below.

     Operating costs increased $2.8 million, or 22.6%, from $12.4 million for the three months ended March 31, 2001 to $15.2 million for the same period in 2002. The increase is attributable to the Portfolio Acquisition and consolidation of ERT, which accounted for $1.0 million and $1.4 million of the increase, respectively. The balance of the change is due to increased insurance, landscaping, maintenance and utility costs.

     Real estate and other taxes increased $1.3 million, or 15.1%, from $8.6 million for the three months ended March 31, 2001 to $9.9 million for the same period in 2002. Approximately $1.0 million and $0.2 million of the increase are attributable to the Portfolio Acquisition and ERT consolidation, respectively. The remainder of the increase is due to tax rate increases and property valuation increases.

     Interest expense decreased $1.2 million, or 5.7%, from $20.9 million for the three months ended March 31, 2001 to $19.7 million for the same period in 2002. Debt assumed in connection with the Portfolio Acquisition accounted for an increase of approximately $1.4 million. This increase was offset by decrease of approximately $2.6 million, attributable to lower interest rates and the paydown of the credit line with proceeds from the sale of the apartments and the stock offering.

     Provision for doubtful accounts increased $0.8 million, or 38.1%, from $2.1 million for the three months ended March 31, 2001 to $2.9 million for the same period in 2002. This increase reflects the inclusion of expense associated with the Portfolio Acquisition and ERT consolidation of approximately $0.3 million and $0.5 million, respectively.

     Depreciation and amortization expense increased $2.7 million, or 20.1%, from $13.4 million for the three months ended March 31, 2001 to $16.1 million for the same period in 2002. This increase is partly attributable to the Portfolio Acquisition and ERT consolidation, which accounted for approximately $0.9 million and $1.2 million, respectively. These increases are partially offset by a decrease of $0.2 million attributable to sold properties. The balance of the change is due to property additions, including the purchase of Arapahoe Crossings in the fourth quarter of fiscal 2001.

     General and administrative expenses increased $1.4 million, or 63.6%, from $2.2 million for the three months ended March 31, 2001 to $3.6 million for the same period in 2002. This increase reflects increased cost due to the Portfolio Acquisition of approximately $0.2 million. The remainder of the increase is attributable to increased payroll and payroll tax expense, as well as increased franchise tax expense and decreased management fees (as a result of the sale of the garden apartment portfolio and other properties).

     Gain (loss) on Sale of Real Estate:

     The Company sold one single tenant property, and one outparcel during the three months ended March 31, 2002. The sale of these properties resulted in a gain of $0.3 million. The Company sold one shopping center and one single tenant during the same period in 2001 which resulted in a loss of approximately $25,000.

     Impairment of Real Estate:

     The estimated fair value of certain properties classified as “Real estate held for sale” was less than the book value of these properties. This resulted in an impairment of real estate expense of $2.2 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, impairment expense of $9.4 million is included in discontinued operations as discussed below.

     Discontinued Operations:

     Effective January 1, 2002, the Company adopted SFAS 144 (Note 2). This Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. For the three months ended March 31, 2002, the Company classified 13 previously operating properties as “Real estate held for sale” and sold one property not previously classified as “Real estate held for sale”. The results of operations, loss on sale and impairment expense associated with these properties, as well as the operating results of the Company’s garden apartment communities (Note 5), have been reclassified to “Discontinued Operations”.

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

	Three Months Ended

	March 31, 2002	March 31, 2001

	(In thousands, except per share amounts)

Net income	$21,988	$27,203
Preferred dividends	(5,659)	(5,659)
Minority interest	240	218

Net income applicable to common shareholders — diluted	16,569	21,762

(Gain) loss on sale of real estate	(192)	25
Loss on the sale of discontinued operations — real estate held for sale	133	—
Impairment of real estate	—	2,239
Impairment of real estate held for sale	9,429	—
Depreciation and amortization, including depreciation relating to equity investments Continuing operations real estate assets	16,408	14,845
Discontinued operations real estate assets	283	2,712
Preferred A dividends	800	800

Funds from operations — diluted	$43,430	$42,383

Weighted average of common shares outstanding — diluted	95,756	90,486

Preferred A shares have a dilutive effect for FFO calculations

Liquidity and Capital Resources

     As of March 31, 2002, the Company had approximately $19.9 million in available cash, cash equivalents, restricted cash and marketable securities. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

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

     The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company’s operating cash flow therefore depends materially on the rents that it is able to charge to its tenants, and the ability of these tenants to make their rental payments. The Company believes that the nature of the properties in which it typically invests — a majority of which are grocery-anchored neighborhood and community shopping centers — provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic living essentials such as food and soft goods, even in difficult economic times. However, general economic downturns, or economic downturns in one or more markets in which the Company owns properties, still may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire on favorable terms. In either of these cases, the Company’s cash flow would be adversely affected.

     As a general matter, the Company believes that the current economic downturn in the United States generally has not had a material adverse effect on its performance thus far. However, continuation of the current downturn could negatively impact the Company’s operating results in 2002, depending on the magnitude and length of the downturn.

     On January 22, 2002, Kmart Corporation (“Kmart”), the Company’s largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Since the bankruptcy filing, (i) leases at two of the Company’s locations were rejected, (ii) Kmart indicated that it intends to close five additional Company store locations by June 30, 2002 and (iii) the Company has entered into agreements with Kmart to reduce the rent at four additional Company store locations. The Company’s 39 Kmart locations (excluding the two rejected locations, but including the five locations scheduled to close and the four locations where rental reductions were agreed to) are all currently physically occupied and contain a total of 3.6 million square feet of gross leasable area, or approximately 7.8% of the Company’s total gross leasable area. As of March 31, 2002, Kmart’s annualized base rent for these 39 locations was $16.1 million, or approximately $4.42 per square foot (not taking into account the rental reductions agreed to at the four locations, which take effect on July 1, 2002 and are not material).

     Under federal bankruptcy laws, Kmart can affirm or reject the 39 remaining leases with the Company. It could also seek to receive additional rent reductions or deferrals or other lease modifications from the Company. Other than with respect to the five store locations that it intends to close as described in (ii) above, Kmart has not announced its plans with respect to the 34 remaining leases with the Company. In the event that leases are terminated, the Company would seek to re-lease those spaces to new tenants. In some cases, the Company believes it could re-lease the space currently occupied by Kmart on terms that would be at least as favorable as the current lease terms with Kmart. In other cases, however, the Company may not be able to achieve rental rates that Kmart currently is paying. It also may take a significant amount of time to re-lease any space vacated by Kmart during which period the Company would not be collecting any rent for that space. In addition, if Kmart terminates additional leases with the Company, other tenants at the affected properties may have the right to terminate their leases with the Company, or to pay less rent than they currently pay.

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

     In addition, in March 2002, the Company completed the Portfolio Acquisition which increased the net rentable area of the Company’s properties by more than 27%. As a result of this acquisition, the Company will incur substantial additional expenses that are attributable to the operation of these properties. The Company also assumed or incurred approximately an additional $543 million of debt to finance the transaction. While the Company believes that the cash generated by these newly-acquired properties will more than offset the operating expenses and interest expense associated with these properties, it is possible that these properties may not perform as well as expected, and as a result the Company’s cash needs may increase. In addition, there may be other additional costs incurred as a result of the acquisition of these properties, such as increased general and administrative costs while the Company assimilates such a large number of properties into its operating system.

     The Company expects to spend approximately $11 million in 2002 to complete its $25 million deferred maintenance program that began in 2001. The Company believes that completing this maintenance enhances the competitiveness of its properties. The Company expects to pay for these maintenance projects out of excess cash from operations or, to the extent necessary, draws on its revolving credit facility.

     The Company also regularly incurs significant expenditures in connection with the re-leasing of its retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. The Company expects to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, draws on its revolving credit facility. The Company believes that a significant portion of these expenditures are recouped in the form of continuing lease payments.

     The Company has established a stock repurchase program under which it may repurchase up to $75 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. As of March 31, 2002, approximately 2,100,000 common shares have been repurchased under this program at an average purchase price of $15.28 per share. In light of the current trading price of the Company’s common stock, the Company does not anticipate effecting additional common stock repurchases in the near future, although market conditions could cause the Company to reevaluate this determination at any time.

     The Company has also established a repurchase program under which it may repurchase up to $125 million of the Company’s outstanding preferred stock and public debt from time to time through periodic open market transactions or through privately negotiated transactions. As of March 31, 2002, no purchases have been made under this program.

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

     The Company’s ability to incur additional debt is dependent upon a number of factors, including its degree of leverage, the value of its unencumbered assets, its credit rating and borrowing restrictions imposed by existing lenders. Currently, the Company has investment grade credit ratings for prospective unsecured debt offerings from two major rating agencies — Standard & Poor’s (BBB) and Moody’s Investor Service (Baa2). On April 19, 2002 Moody’s Investor Service lowered the Company’s unsecured debt rating to Baa2 from Baa1. A future downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in the Company’s financial condition, results of operations or ability to service debt. Such a future downgrade could increase the interest rate payable under the Company’s senior unsecured credit facilities, could increase the costs associated with obtaining future financing, and could potentially adversely affect the Company’s ability to obtain future financing.

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

     The Company’s ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Company’s stock. During 2000 and the early part of 2001, conditions in the equity market for REITs were not attractive, and as a result the Company did not issue any new equity securities during this time. In the second half of 2001, market conditions improved, and in January 2002, the Company sold 6,900,000 shares of common stock in a public offering that raised net proceeds of approximately $120.7 million. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

     The Company has selectively affected asset sales to generate cash proceeds. In particular, in September 2001 the Company sold its portfolio of apartment properties and generated gross proceeds of approximately $380 million. Also in 2001, the Company sold or monetized other assets that raised an additional $84 million in gross proceeds. During the period ended March 31, 2002, the Company sold assets that raised an additional $2.1 million in gross proceeds. The Company’s ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. The Company’s ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

     The following table summarizes all of the Company’s long-term contractual cash obligations, excluding interest, as of March 31, 2002 (in thousands):

Contractual Cash
Obligations	2002	2003	2004	2005	2006	Thereafter	Total

Long-Term Debt (1)	$446,862	$195,615	$120,137	$150,907	$9,774	$574,089	$1,497,384
Capital Lease Obligations	212	302	326	351	378	27,533	29,102
Operating Leases	1,308	1,561	1,200	1,178	166	9,112	14,525

Total	$448,382	$197,478	$121,663	$152,436	$10,318	$610,734	$1,541,011

(1)	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

     The Company currently intends on addressing the 2002 long-term debt obligations as follows. $165 million then outstanding under the Company’s then existing senior unsecured revolving credit facilities was refinanced in connection with the new $350 million senior unsecured revolving credit facility entered into on April 26, 2002, which matures on April 25, 2005, with a one-year extension option. $110 million of mortgage indebtedness was incurred in connection with the Portfolio Acquisition and matures in July, 2002. The terms of the mortgage provide for up to three one-year extensions and the Company has requested the first one-year extension. The extension right is subject to compliance with certain financial covenants that the Company believes will be satisfied. The Company intends on repaying $81 million issued under the Company’s medium term note program that matures in May, 2002 and $75 million borrowed under an unsecured credit facility either through a draw under the $350 million revolving credit facility or with the issuance of new indebtedness, or a combination thereof. With respect to $7.3 million of other mortgage loans, $6 million was repaid in April, 2002 and the remaining $1.3 million will be repaid with cash currently being held in an escrow account established in connection with the closing of the apartment portfolio transaction. The balance of the 2002 long-term debt obligations consist of scheduled amortization which will be paid from operating cash flow.

     The following table summarizes certain terms of the Company’s senior unsecured credit facilities as of March 31, 2002.

		Amount Drawn as of	Interest
	Amount of Facility	March 31, 2002	Rate as of
Loan	(in thousands)	(in thousands)	March 31, 2002 (1)	Maturity Date

BNY Revolving Facility #1	$122,500	$42,500	LIBOR plus 72.5 bp	October 2002 (2)
BNY Revolving Facility #2	122,500	122,500	LIBOR plus 67.5 bp	November 2002 (2)
Fleet Term Loan #1	75,000	75,000	LIBOR plus 90 bp	November 2002
Fleet Term Loan #2	125,000	125,000	LIBOR plus 90 bp	February 2003

Total	$445,000	$365,000

(1)	The interest rates payable by the Company under its credit facilities may adjust in the event that the Company’s credit rating changes. On April 19, 2002, Moody’s Investor Service lowered the Company’s unsecured debt rating to Baa2 from Baa1. As a result, the interest rates under these credit facilities increased to LIBOR plus 95 basis points (“bp”), LIBOR plus 87.5 bp, LIBOR plus 115 bp and LIBOR plus 115 bp, respectively.

(2)	On April 26, 2002, the Company entered into a new $350 million senior unsecured revolving credit facility that replaced the BNY Revolving Facility #1 and the BNY Revolving Facility #2. This new facility bears interest at LIBOR plus 105 bp and matures in April 2005, with a one year extension option. Fleet National Bank acts as administrative agent and The Bank of New York and Bank One, N.A. acted as co-syndication agents.

     The Fleet Term Loan #1 and Fleet Term Loan #2 require that the Company maintain certain financial coverage ratios. These covenants currently include:

•	net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•	EBITDA to fixed charges ratio of at least 1.75:1

•	minimum tangible net worth of approximately $1.3 billion

•	total debt to total capital ratio of no more that 57.5% (reducing to 52.5% if dividends paid exceed 90% of the Company’s funds from operations)

•	total secured debt to total capital ratio of no more than 40%

•	unsecured debt to unencumbered assets value ratio of no more than 55%

     The limit on the Company’s permitted total debt decreases to 55% of total capital and the Company’s permitted unsecured debt decreases to 50% of the value of its unencumbered assets at such time as the Company engages in capital transactions (such as equity offerings or asset sales) from and after January 13, 2002, that raise a total of at least $200 million of net proceeds. As of March 31, 2002, the Company engaged in capital transactions aggregating $122.9 million of net proceeds.

     The $350 million senior unsecured revolving credit facility requires that the Company maintain certain financial coverage ratios. These covenants currently include:

•	net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•	EBITDA to fixed charges ratio of at least 1.75:1

•	minimum tangible net worth of approximately $1.3 billion

•	total debt to total adjusted assets of no more that 55%

•	total secured debt to total adjusted assets of no more than 40%

•	unsecured debt to unencumbered assets value ratio of no more than 55%

•	book value of ancillary assets to total adjusted assets of no more than 25%

•	book value of new construction assets to total adjusted assets of no more than 15%

•	FFO payout ratio no greater than 95%

     Under the terms of each of Fleet Term Loan #1, Fleet Term Loan #2 and the $350 million senior unsecured revolving credit agreement, the respective covenants would be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility entered into by the Company.

     The Company also has issued approximately $615 million of indebtedness under three public indentures. These indentures also contain covenants that require that the Company maintain certain financial coverage ratios, which covenants generally are less onerous than the covenants contained in the Company’s senior unsecured credit facilities, as described above.

     As of March 31, 2002, the Company was in compliance with all of the financial covenants under the then existing credit facilities and its public indentures, and the Company believes that it will continue to remain in compliance with the covenants of all credit facilities now in existence and its public indentures. However, if the Company’s properties do not perform as expected, or if unexpected events occur that require the Company to borrow additional funds, compliance with these covenants may become difficult and may restrict the Company’s ability to pursue certain business initiatives. In addition, these financial covenants may restrict the Company’s ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact the ability of the Company to pursue growth initiatives.

     In addition to the Company’s existing credit facilities and public indebtedness, the Company had approximately $523 million of mortgage debt outstanding as of March 31, 2002 having a weighted average interest rate of 6.9% and $613.3 million of notes payable with a weighted average interest rate of 7.3%.

     The Company has established a comprehensive redevelopment and outparcel development program under which properties are identified for substantial renovation or expansion where the Company believes attractive returns can be generated from the investment. The Company currently has identified 15 projects for redevelopment and 4 outparcel development activities that are expected to cost approximately $42 million, all of which is expected to be incurred by February 2003. In addition, the Company expects to proceed with redevelopment projects at two additional shopping centers and one mall in 2002. The costs relating to all of these projects are expected to be funded from existing cash flow and from draws under the Company’s revolving credit facilities. The Company has one additional mall under redevelopment, which costs will be funded through a third party construction loan. As of March 31, 2002, $5.7 million had been expended on redevelopment projects in 2002.

     Off-Balance Sheet Financing Matters

     In a few cases, the Company has made commitments to provide funds to joint ventures and third parties under certain circumstances or otherwise guaranteed obligations of others that do not show up on the Company’s financial statements as liabilities. In other cases, the Company is a joint venture partner with third parties, and the liabilities associated with those joint ventures do not show up as liabilities on the Company’s financial statements. The following is a brief summary of the material contractual obligations that the Company had entered into as of March 31, 2002 that are not reflected as liabilities on the Company’s financial statements:

• Private Pension Fund Joint Ventures. In connection with the Portfolio Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor. The joint venture had loans outstanding of approximately $70.7 million as of March 31, 2002. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required if the joint venture were to need capital, up to a maximum amount of $8.3 million, of which approximately $4.7 million has been contributed as of March 31, 2002.

• Preston Ridge Joint Venture. ERT, the Company’s development subsidiary, has an investment in a joint venture that owns a community shopping center in Frisco, Texas known as The Centre at Preston Ridge. The joint venture had loans outstanding of approximately $70 million as of March 31,

2002. While the Company has no obligation to contribute additional capital to the joint venture, ERT has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of March 31, 2002, the book value of ERT’s investment in the Preston Ridge joint venture was approximately $42.7 million.

• Vail Ranch II Joint Venture. ERT has an investment in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development. The joint venture had third-party loans outstanding of approximately $8.5 million as of March 31, 2002. The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property. While the Company has no obligation to contribute additional capital to the joint venture, ERT has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of March 31, 2002, the book value of ERT’s investment in the Vail Ranch II joint venture was approximately $1.3 million.

• Superior Towne Center Loan. The Company has entered into an agreement to loan funds to a third party developer in connection with the development of a community shopping center in Superior, Colorado. Approximately $10.1 million of a $14.9 million bank loan was outstanding against the property as of March 31, 2002. In addition, the Company has made a subordinated mortgage loan of approximately $26.2 million to the third party developer as of March 31, 2002, which amount is scheduled to be repaid in 2004. Under the terms of the loan agreement, the Company is obligated to loan up to an additional $4 million under certain circumstances.

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

• Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2002, the Company had mortgage loans outstanding of approximately $523 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $149.1 million.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002, the Company had approximately $135.2 million of outstanding floating rate mortgages and notes payable. In addition, the Company had $365.0 million outstanding as of March 31, 2002 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.5 billion of outstanding total debt of the Company, the approximately $3.3 billion of total assets of the Company and the approximately $3.7 billion market capitalization of the Company’s common stock as of that date. In addition, as discussed below, the Company has fixed $75.0 million of floating rate borrowings through the use of an interest rate swap.

     The Company was a party to one hedging agreement with respect to its floating rate debt as of March 31, 2002. On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company’s variable rate debt. As a result of the Company’s sale of its garden apartment portfolio, the swap agreement was reduced from $125 million to $75 million. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company’s variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company’s exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company’s interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company’s interest expense as compared to the floating rate debt underlying the Company’s hedging agreements and could result in the Company making payments to unwind such agreements.

     If market rates of interest on the Company’s variable rate debt increase by 10% (or approximately 30 basis points), the increase in interest expense on the Company’s variable rate debt would decrease future earnings and cash flows by approximately $1.7 million. If market rates of interest increase by 10%, the fair value of the Company’s total outstanding debt would decrease by approximately $9.6 million. If market rates of interest on the Company’s variable rate debt decrease by 10% (or approximately 30 basis points), the decrease in interest expense on the Company’s variable rate debt would increase future earnings and cash flows by approximately $1.7 million. If market rates of interest decrease by 10%, the fair value of the Company’s total outstanding debt would increase by approximately $9.6 million.

     As of March 31, 2002, the Company had notes receivable in the total amount of Canadian $12.4 million (approximately U.S. $7.7 million as of March 31, 2002). The Company does not believe that the foreign currency exchange risk associated with these loans is material. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of March 31, 2002.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

*2.1	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002.

10.1	Term Loan Agreement, dated as of March 1, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the lenders party thereto.

10.2	Guaranty, dated as of March 1, 2002, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc., ERT Development Corporation and Fleet National Bank, as administrative agent (March 2002 Term Loan Agreement).

10.3	Guaranty, dated as of March 1, 2002, by and between CA New Plan Asset Partnership IV, L.P. and Fleet National Bank (March 2002 Term Loan Agreement).

10.4	Guaranty, dated as of March 1, 2002, by and between ERT Development Corporation and Fleet National Bank (May 2001 Term Loan Agreement).

10.5	Guaranty, dated as of March 1, 2002, by and between CA New Plan Asset Partnership IV, L.P. and Fleet National Bank (May 2001 Term Loan Agreement).

10.6	Employment Agreement dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott McDonald and the Company.

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

(b) During the period covered by this report the Company filed the following reports on Form 8-K:

Form 8-K filed on January 14, 2002, containing Item 5, Other Events disclosure concerning an agreement by the Company to acquire 92 shopping center properties.

Form 8-K filed on January 23, 2002, containing Item 5, Other Events disclosure concerning the bankruptcy filing by Kmart Corporation.

Form 8-K filed on January 25, 2002, containing Item 5, Other Events disclosure concerning the sale by the Company of 6,900,000 shares of its common stock.

Form 8-K filed on March 7, 2002, containing Item 9, Regulation FD disclosure concerning supplemental disclosure of the Company for the quarter ended December 31, 2001.

Form 8-K filed on March 7, 2002, containing Item 2, Acquisition or Disposition of Assets disclosure concerning the consummation of the acquisition by the Company of 92 shopping center properties, including certain pro forma financial statements prepared in connection therewith.

Form 8-K filed on March 11, 2002, containing Item 5, Other Events disclosure concerning the effect on the Company of the bankruptcy filing by Kmart Corporation.

* Incorporated herein by reference as indicated above.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002

NEW PLAN EXCEL REALTY TRUST, INC
By:	/s/ Glenn J. Rufrano

Glenn J. Rufrano Chief Executive Officer

By:	/s/ John B. Roche

John B. Roche Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Number	Description

*2.1	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 14, 2002.
10.1	Term Loan Agreement, dated as of March 1, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the lenders party thereto.
10.2	Guaranty, dated as of March 1, 2002, by and among New Plan Realty Trust, Excel Realty Trust — ST, Inc., ERT Development Corporation and Fleet National Bank, as administrative agent (March 2002 Term Loan Agreement)
10.3	Guaranty, dated as of March 1, 2002, by and between CA New Plan Asset Partnership IV, L.P. and Fleet National Bank (March 2002 Term Loan Agreement)
10.4	Guaranty, dated as of March 1, 2002, by and between ERT Development Corporation and Fleet National Bank (May 2001 Term Loan Agreement)
10.5	Guaranty, dated as of March 1, 2002, by and between CA New Plan Asset Partnership IV, L.P. and Fleet National Bank (May 2001 Term Loan Agreement)
10.6	Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott McDonald and the Company.
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

* Incorporated herein by reference as indicated above.