Form 10-Q
period 2002-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2002-08-14
CIK 798288

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other Jurisdiction of Incorporation)	33-0160389 (IRS Employer Identification No.)

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

        Yes    ☒        No    ☐

The number of shares of common stock outstanding at August 6, 2002 was 96,873,080.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2002 and 2001
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$85,807	$65,091	$159,738	$129,542
Percentage rents	1,726	1,172	4,630	3,803
Expense reimbursements	21,718	14,538	37,799	28,360

Total rental revenues	109,251	80,801	202,167	161,705

Expenses:
Operating costs	19,075	13,070	34,252	25,413
Real estate and other taxes	12,358	8,466	22,218	17,048
Interest	24,046	19,727	43,754	40,634
Depreciation and amortization	18,490	13,858	34,473	27,098
Provision for doubtful accounts	2,038	1,703	4,917	3,753
General and administrative	5,439	2,542	9,132	4,729

Total expenses	81,446	59,366	148,746	118,675

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	27,805	21,435	53,421	43,030
Other income and expenses:
Interest, dividend and other income	2,701	3,678	5,750	7,471
Equity participation in ERT	—	(2,855)	—	(4,313)
Equity in income of unconsolidated ventures	838	—	2,556	—
Foreign currency gain (loss)	403	349	384	(130)
Gain (loss) on sale of real estate	42	8	170	(17)
Impairment of real estate	—	(1,135)	(80)	(3,374)
Minority interest in income of consolidated partnership	(104)	(208)	(344)	(426)

Income from continuing operations	31,685	21,272	61,857	42,241

Discontinued operations:
Results of discontinued operations	1,486	6,509	2,593	12,743
Impairment of real estate held for sale	(4,175)	—	(13,524)	—
Gain on sale of discontinued operations	1,765	—	1,823	—

(Loss) income from discontinued operations	(924)	6,509	(9,108)	12,743

Net income	$30,761	$27,781	$52,749	$54,984

Net income available to common stock — basic	$25,115	$22,121	$41,444	$43,665

Net income available to common stock — diluted	$25,219	$22,329	$41,788	$44,091

Basic earnings per common share:
Income from continuing operations	$0.28	$0.18	$0.54	$0.35
Discontinued operations	(0.01)	0.07	(0.10)	0.15

Basic earnings per share	$0.27	$0.25	$0.44	$0.50

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.18	$0.54	$0.35
Discontinued operations	(0.01)	0.07	(0.10)	0.15

Diluted earnings per share	$0.26	$0.25	$0.44	$0.50

Average shares outstanding — basic	94,701	87,206	93,453	87,207

Average shares outstanding — diluted	96,216	88,754	95,056	88,675

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(In thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate:
Land	$712,391	$487,280
Building and improvements	2,598,266	2,142,636
Accumulated depreciation	(294,846)	(265,937)

Net real estate	3,015,811	2,363,979
Real estate held for sale	41,019	70,659
Cash and cash equivalents	16,220	7,163
Restricted cash	13,399	—
Marketable securities	2,206	1,887
Receivables:
Trade, less allowance for doubtful accounts of $16,076 and $15,633 at June 30, 2002 and December 31, 2001, respectively	49,084	43,555
Other, net	10,497	8,736
Mortgages and notes receivable	43,551	45,360
Prepaid expenses and deferred charges	23,980	15,964
Investment in unconsolidated ventures	50,707	41,876
Other assets	20,394	23,687

Total assets	$3,286,868	$2,622,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $5,336 and $6,063 at June 30, 2002 and December 31, 2001, respectively	$508,633	$241,436
Notes payable, net of unamortized discount of $2,428 and $1,752 at June 30, 2002 and December 31, 2001, respectively	781,854	613,248
Credit facilities	205,000	95,000
Capital leases	29,033	29,170
Other liabilities	147,889	122,674
Tenant security deposits	8,041	5,833

Total liabilities	1,680,450	1,107,361

Minority interest in consolidated partnership	14,203	22,267

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A: Cumulative Convertible Preferred, 1,492 and 1,507 outstanding at June 30, 2002 and December 31, 2001, respectively; Series B: 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 outstanding at June 30, 2002 and December 31, 2001; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at June 30, 2002 and December 31, 2001	23	23
Common stock, $.01 par value, 250,000 shares authorized: 95,067 and 87,352 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	950	873
Additional paid-in capital	1,833,128	1,697,570
Accumulated other comprehensive loss	(1,887)	(1,965)
Accumulated distribution in excess of net income	(239,999)	(203,263)

Total stockholders' equity	$1,592,215	$1,493,238

Total liabilities and stockholders' equity	$3,286,868	$2,622,866

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited, in thousands)

	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$52,749	$54,984
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,943	32,805
Amortization of net premium/discount on mortgages and notes payable	(545)	(529)
Amortization of deferred debt and loan acquisition costs	1,886	118
Foreign currency (gain) loss	(384)	130
(Gain) loss on sale of real estate and securities	(170)	17
Gain on sale of discontinued operations	(1,823)	—
Minority interest in income of consolidated partnership	344	426
Impairment of real estate assets	13,604	3,374
Equity participation in ERT	—	4,313
Equity in income of unconsolidated ventures	(2,556)	—
Change in investment in and accrued interest on loans to ERT Development Corporation	—	(2,491)
Changes in operating assets and liabilities, net:
Change in trade receivables	(5,529)	2,990
Change in other receivables	(820)	2,919
Change in other liabilities	26,868	5,004
Change in sundry assets and liabilities	843	1,722

Net cash provided by operating activities	119,410	105,782

Cash flows from investing activities:
Real estate acquisitions and building improvements	(24,754)	(20,059)
Proceeds from real estate sales, net	16,377	14,828
Restricted cash in escrow	(2,880)	—
Advances for mortgage notes receivable	(281)	—
Loans to ERT Development Corporation	—	(721)
Repayments of mortgage notes receivable	2,075	2,364
CenterAmerica Acquisition (Note 3)	(389,571)	—
Capital contributions to joint ventures	(4,004)	—
Distributions from joint ventures	7,450	—

Net cash used in investing activities	(395,588)	(3,588)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(101,761)	(14,036)
Dividends paid	(89,232)	(83,329)
Proceeds from credit facility borrowing	605,000	74,000
Repayment of credit facility	(495,000)	(66,000)
Proceeds from exercise of stock options	5,205	112
Distributions paid to minority partners	(1,074)	(1,093)
Cash paid on forward starting swaps	(1,914)	—
Payments for the repurchase of common stock	—	(1,598)
Repayment of loans receivable for the purchase of common stock	52	546
Financing fees	(6,098)	—
Proceeds from stock offering, net	120,907	—
Proceeds from bond issuance, net	249,150	—

Net cash provided by (used in) financing activities	285,235	(91,398)

Net increase in cash and cash equivalents	9,057	10,796
Cash and cash equivalents at beginning of period	7,163	1,170

Cash and cash equivalents at end of period	$16,220	$11,966

Supplemental Disclosure of Non-cash Activities:
Cash paid for interest	$41,925	$43,800
Capitalized interest	1,515	960
State and local taxes paid	275	200
Mortgage debt assumed in acquisition	288,500	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

        The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

  Net Earnings per Share of Common Stock

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share. Net earnings per common share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net earnings per common share assuming dilution ("diluted EPS") is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock (using the "if converted" method), exercise of in-the-money stock options and upon conversion of ERP limited partnership units for all periods.

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

  Accounts Receivable

        Accounts receivable is stated net of allowance for doubtful accounts of $16.1 million and $15.6 million as of June 30, 2002 and December 31, 2001, respectively.

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

  Long-Lived Assets

        On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

        When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

  Employee Loans

        The Company has made loans to officers, directors and employees primarily for the purpose of purchasing common shares of the Company. These loans are demand and term notes bearing interest at rates ranging from 5% to 10%. Interest is payable quarterly. Loans made for the purchase of common shares are reported as a deduction from additional paid-in capital. At June 30, 2002 and December 31, 2001, the Company had aggregate loans to employees of approximately $6.8 million and $7.1 million, respectively.

  Investments in Unconsolidated Ventures

        The Company has direct equity investments in several joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. These investments are initially recorded at cost, as "Investments in unconsolidated ventures", and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

  Derivative/Financial Instruments

        The Company accounts for derivative and hedging activities in accordance with SFAS Nos. 133/138, Accounting for Derivative Instruments and Hedging Activities. This accounting standard requires the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

  Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in real estate and other taxes in the Company's consolidated statement of income.

        Effective January 1, 2001, the Company may elect to treat one or more of its existing or newly created corporate subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its existing and newly created corporate subsidiaries as TRS's.

  Segment Information

        As a result of the Company's disposition of its garden apartment portfolio in September 2001, the principal business of the Company and its consolidated subsidiaries is the ownership and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and no tenant comprises more than 10% of revenue.

  Recently Issued Accounting Standards

        In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 should not be classified as extraordinary. The provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item shall be reclassified. The impact of the adoption of SFAS No. 145 is not expected to be material.

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

Note 2:    Accounting Changes

        Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). However, this Statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

        This Statement also supercedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, this Statement retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations, extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale and requires restatement of comparative prior periods. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

        SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of SFAS No. 121 and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. Prior periods have been restated for comparability, as required.

        Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (approximately $1.0 million and $1.6 million for the three and six months ended June 30, 2002, respectively).

Note 3:    Acquisitions and Dispositions

        Center America Acquisition

        On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the "Portfolio Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The joint venture currently owns 13 grocery-anchored shopping centers located in six states. The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt. The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company's common stock and with borrowings under the Company's then existing credit facilities and a $125 million senior unsecured term loan facility.

        Other Acquisitions

        In fiscal 2001, the Company acquired two properties, Arapahoe Crossings and Stein Mart Center. The Arapahoe Crossings shopping center was acquired from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest. Arapahoe Crossings is a 425,000 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, which is in the final phase of development. Tenants include King Soopers (a division of The Kroger Co.), Kohl's, Borders, Marshalls, OfficeMax and Old Navy. The Stein Mart Center, a 112,700 square foot shopping center located in Poway, California, was acquired from one of the Company's former joint venture partners, in consideration for $4.9 million of notes receivable and interest due to ERT Development Corporation ("ERT").

        Other Dispositions

        During the six months ended June 30, 2002, the Company sold six properties, one outparcel and approximately 0.2 acres of land for aggregate gross proceeds of approximately $17.0 million.    In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2002, respectively, as results of discontinued operations, approximately $42,000 and $0.2 million for the three and six months ended June 30, 2002, respectively, as gain (loss) on sale of real estate and approximately $1.8 million for both the three and six months ended June 30, 2002 as gain on sale of discontinued operations.

        During 2001, the Company sold 26 properties, seven land parcels and one outparcel for aggregate gross proceeds of approximately $49.8 million. In connection with the sale of these properties, and in accordance with SFAS No. 144, the Company recorded approximately $8,000 and $(17,000) for the three and six months ended June 30, 2001, respectively, of gain (loss) on sale of real estate.

        Disposition of Garden Apartment Portfolio

        On September 21, 2001, pursuant to an agreement dated May 11, 2001, the Company and a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. ("Houlihan/C.L.K.") consummated the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/C.L.K. The one remaining apartment community (The Club Apartments) was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001.

        As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million. In connection with the garden apartment community portfolio transaction, the Company extended a letter of credit in the amount of approximately $30 million, which has a term of three years (subject to the right of Houlihan/C.L.K. to terminate or reduce the amount thereof after 18 months or, alternatively, to extend the term for one additional year), and for which the Company will receive a nine percent per annum fee on the undrawn face amount of the letter of credit while it remains outstanding. The Company also received a one percent commitment fee.

        After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million. Approximately $1.5 million of the gain has been recognized to date, with the balance to be recognized as a function of the reduction of the Company's exposure under the letter of credit. The deferred gain of $17.0 million is included in other liabilities in the consolidated balance sheet. Accordingly, the assets and operating results of the garden apartment communities have been reclassified and reported as discontinued operations.

        Included in the Consolidated Statement of Income are the discontinued operations of garden apartment communities which are summarized as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Rental revenue	$19,437	$38,529

Operating costs	(8,452)	(17,002)
Real estate and other taxes	(1,409)	(2,822)
Interest expense	(1,774)	(3,533)
Depreciation and amortization	(2,474)	(4,913)
Provision for doubtful accounts	(113)	(195)

Total operating costs	(14,222)	(28,465)

Net income from discontinued operations of garden apartment communities	$5,215	$10,064

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

Note 4:    Real Estate Held for Sale

        As of June 30, 2002, 12 retail properties and one land parcel were classified as "Real estate held for sale". These properties are located in eight states and have an aggregate gross leasable area of approximately 1.0 million square feet. Such properties had an aggregate book value of approximately $41.0 million, net of accumulated depreciation of approximately $5.8 million and impairment of $10.4 million. Additionally, the thirteen properties generated $1.5 million and $3.0 million of revenue and $(3.0) million and $(8.3) million of net income in the three and six months ended June 30, 2002, respectively, and $1.5 million and $3.0 million of revenue and $1.0 million and $1.9 million of net income in the three and six months ended June 30, 2001. In accordance with SFAS No. 144, approximately $1.2 million and $2.1 million of these amounts have been recorded as results of discontinued operations for the three and six months ended June 30, 2002, respectively. Further, for the three and six months ended June 30, 2002, the Company incurred $4.2 million and $13.5 million, respectively, of impairment of real estate held for sale, a component of (loss) income from discontinued operations.

Note 5:    ERT Development Corporation

        In 1995, ERT was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. Until July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT and an officer and director of the Company owned all the common shares. The preferred shares are entitled to receive 95% of dividends, if any, and bear 100% of the losses. Cash requirements to facilitate ERT's transactions have primarily been obtained through borrowings from the Company. As of July 1, 2001, the Company purchased all of the common shares of ERT, and ERT became a wholly owned subsidiary of the Company. In 2001, ERT elected to become a "taxable REIT subsidiary" of the Company under the tax rules applicable to REITs.

        For the three and six months ended June 30, 2001 the equity in the losses of ERT recorded by the Company were $2.9 million and $4.3 million, respectively.

        The condensed statement of income for ERT is as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Revenues	$6,073	$12,873
Interest expense to New Plan Excel Realty Trust, Inc.	(2,450)	(4,818)
Other expenses	(6,478)	(12,368)

Net loss	$2,855	$4,313

        ERT has a wholly owned subsidiary, Pointe Orlando Development Company, as well as an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). In addition, ERT has a retail development project, Vail Ranch II, in Temecula, California.

        ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method. For the three months ended June 30, 2001, the equity in the losses of these investments recorded by ERT was $58,300. For the six months ended June 30, 2001, the equity in the losses of these investments recorded by ERT was approximately $132,400.

        On January 11, 2001, ERT acquired Stein Mart Center, a 112,700 square foot shopping center located in Poway, California, from Wilton Partners, one of its joint venture partners, in consideration for $4.9 million of notes receivable and accrued interest due to ERT.

Note 6:    Pro Forma Information

        The following pro forma financial information for the three months ended June 30, 2001 and six months ended June 30, 2002 and 2001 is presented as if the stock offering, Portfolio Acquisition, and consolidation of ERT had occurred on January 1, 2002 and 2001. In management's opinion, all adjustments necessary to reflect the effects of this transaction have been made.

        This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2002 and 2001, nor do they represent the results of operations of future periods.

		Six Months Ended June 30,
	Three Months Ended June 30, 2001
		2002	2001
(in thousands)
Rental revenues	$106,584	$217,411	$215,959
Expenses	(83,453)	(158,247)	(159,024)
Other income	2,024	8,435	1,508

Income from continuing operations	$25,155	$67,599	$58,443

Note 7:    Investments in Unconsolidated Ventures

        At June 30, 2002, the Company had investments in four joint ventures: (1) Benbrooke Ventures, (2) CA New Plan Venture Fund, (3) Vail Ranch II and (4) The Centre at Preston Ridge, Phase I and II. The latter two investments were acquired as a result of the consolidation of ERT on July 1, 2001.

The Company accounts for these investments using the equity method. The following table summarizes the joint venture projects as of June 30, 2002 (in thousands):

	City	State	JV Partner	Percent Ownership	Equity Investment
Benbrooke Ventures(1)
Rodney Village	Dover	DE	Benbrooke Partners	50%	*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%	*
Fredricksburg	Spotsylvania	VA	Benbrooke Partners	50%	*

					$8,489

CA New Plan Venture Fund(2)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	*
Flamingo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%	*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%	*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%	*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	*

					6,262

Vail Ranch II(3)

Vail Ranch II	Temecula	CA	Land Grand Development	50%	1,269

The Centre at Preston Ridge(4)
Phase I	Frisco	TX	George Allen/Milton Schaffer	50%	*
Phase II	Frisco	TX	George Allen/Milton Schaffer	50%	*

					34,687

		Investments in Unconsolidated Ventures			$50,707

*
Multiple properties held in a single investment joint venture.
(1)
The Company receives an 8.5% preferred return on its investment.
(2)
Increased participation after 12% IRR.
(3)
The Company receives a 12% preferred return on its investment.
(4)
The Company receives a 10% preferred return on its investment.

        Combined summary unaudited financial information for the Company's investments in unconsolidated ventures is as follows (in thousands):

Condensed Combined Balance Sheets	June 30, 2002	December 31, 2001
Cash and cash equivalents	$7,489	$6,421
Receivables	540	1,336
Property and equipment, net of accumulated depreciation	239,497	120,861
Other assets, net of accumulated amortization	8,201	42,034

Total Assets	$255,727	$170,652

Notes payable	$157,079	$88,534
Accrued interest	933	—
Other liabilities	2,977	1,873

Total liabilities	160,989	90,407
Total partners' capital	94,738	80,245

Total liabilities and partners' capital	$255,727	$170,652

Company's investment	$50,707	$41,876

Condensed Combined Statements of Income	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Rental revenues	$3,776	$9,280
Interest expense	(1,304)	(2,577)
Other expense, net	(1,863)	(3,570)

Net income	$609	$3,133

Company's share of net income(1)	$838	$2,556

(1)
Includes preferred returns of $1.1 million and $2.0 million for the three and six months ended June 30, 2002, respectively.

        The following is a brief summary of the material obligations that the Company has as of June 30, 2002 with respect to the joint ventures detailed above:

    • Benbrooke Ventures. On May 1, 2002, the Company contributed three community shopping centers, located in Dover, Delaware, Fruitland, Maryland and Spotsylvania, Virginia to a newly formed joint venture. Under the terms of this joint venture, the Company has a 50% interest in the venture. While the Company has no obligation to contribute additional capital to the joint venture, it has agreed to contribute its pro rata share (80%) of any capital that might be required if the joint venture were to need capital.

    • CA New Plan Venture Fund. In connection with the Portfolio Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor. The joint venture had loans outstanding of approximately $74.9 million as of June 30, 2002. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required if the joint venture were to need capital, up to a maximum amount of $8.3 million, of which approximately $5.0 million has been contributed as of June 30, 2002.

    • Vail Ranch II Joint Venture. The Company has an investment in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development. The joint venture had third-party loans outstanding of approximately $8.7 million as of

    June 30, 2002. The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property. Other than amounts required under the loan guaranty, the Company has no obligation to contribute additional capital to the joint venture however, it has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital.

    • Preston Ridge Joint Venture. The Company has an investment in a joint venture that owns a community shopping center in Frisco, Texas known as The Centre at Preston Ridge. The joint venture had third party loans outstanding of approximately $70.0 million as of June 30, 2002. While the Company has no obligation to contribute additional capital to the joint venture, it has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital.

Note 8:    Debt Obligations

        As of June 30, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	June 30, 2002	December 31, 2001	Stated Interest Rates		Scheduled Maturity Date
CREDIT FACILITIES
BNY Revolving Facility #2	$—	$—	$20,000	LIBOR + 87.5 bp	(1)	N/A
Fleet Revolving Facility	350,000	30,000	—	LIBOR + 105 bp	(1)	April 2005
Fleet Term Loan #1	50,000	50,000	75,000	LIBOR + 115 bp	(1)	November 2002
Fleet Term Loan #2	125,000	125,000	—	LIBOR + 115 bp	(1)	March 2003

Total Credit Facilities	$525,000	$205,000	$95,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$373,487	$210,572	6.670% — 9.625%		2002—2015
Variable Rate Mortgages		129,810	24,801	2.510% — 8.250%		2002—2015

Total Mortgages		503,297	235,373
Net unamortized premium		5,336	6,063

Total Mortgages, net		$508,633	$241,436

NOTES PAYABLE
6.80% unsecured notes		$—	$81,000	6.800%		N/A
7.33% unsecured notes		49,000	49,000	7.330%		November 2003
6.88% unsecured notes		75,000	75,000	6.875%		October 2004
7.75% unsecured notes		100,000	100,000	7.750%		April 2005
7.35% unsecured notes		30,000	30,000	7.350%		June 2007
5.875% unsecured notes		250,000	—	5.875%		June 2007
7.40% unsecured notes		150,000	150,000	7.400%		September 2009
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029

Total Notes		784,000	615,000

Net unamortized discount		(2,428)	(1,752)
Impact of reverse swap agreement		282	—

Total Notes, net		$781,854	$613,248

CAPITAL LEASES		$29,033	$29,170	7.500%		June 2031

TOTAL DEBT		$1,524,520	$978,854

(1)
The Company incurs interest using the 30-day LIBOR rate which was 1.84% as of June 30, 2002.

        On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility, Fleet Term Loan #2. The facility matures on March 1, 2003 and contains covenants substantially similar to those that were contained in the Company's then existing senior unsecured credit facilities. The proceeds of the loan were used to finance a portion of the Portfolio Acquisition.

        On April 26, 2002, the Company entered into a $350 million senior unsecured revolving credit facility, Fleet Revolving Facility, refinancing its then existing revolving credit facilities. The facility bears interest at LIBOR plus 105 basis points and matures on April 25, 2005, with a one-year extension option.

        On May 8, 2002, the Company extended the maturity on its $50 million Fleet Term Loan #1, at original terms, until November 17, 2002.

        On June 11, 2002, the Company priced an offering of $250 million of 5.875% senior unsecured notes due June 15, 2007. Interest on the notes will be payable semi-annually on June 15 and December 15. The notes were priced at 99.66% of par value to yield 5.955%. Net proceeds from the offering were used to repay a portion of the borrowings under the Company's $350 million Fleet Revolving Facility.

        As of June 30, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2002 (remaining six months)	$57,102
2003	306,362
2004	120,412
2005	181,111
2006	10,010
Thereafter	846,333

Total debt maturities	1,521,330
Net unamortized premiums on mortgages	5,336
Net unamortized discount on notes	(2,428)
Impact of reverse swap agreement	282

Total debt obligations	$1,524,520

Note 9:    Risk Management and Use of Financial Instruments

        Risk Management

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company's operations and tenant's inability or unwillingness to make contractually required payments. Market risk changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of properties held by the Company.

        Use of Derivative Financial Instruments

        The Company's use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these objectives as they come due.

        During the three months ended June 30, 2002, in order to hedge a portion of the expected cash flows on the anticipated long-term fixed rate borrowing, the Company entered into certain derivative instruments based on LIBOR for an aggregate of approximately $90.0 million in notional amount. Under these agreements, the Company would generally settle the agreement upon consummation of the forecasted issuance of debt where upon the Company would receive additional cash flow settlement if interest rates rose and pay cash if interest rates fell. On June 11, 2002, upon consummation of the 5.875% senior unsecured note issuance, the Company settled these agreements for approximately $1.9 million. The effects of such payments are deferred in accumulated other comprehensive income and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.

        The following table summarizes the terms and fair values of the Company's derivative financial instruments at June 30, 2002 (in thousands). The notional amount at June 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Swap	Cash Flow	$75,000	6.670%	10/11/02	$(1,225)
Cap	Cash Flow	110,500	8.000%	07/01/03	2
Reverse Arrears Swap	Fair Value	50,000	4.357%	10/15/04	282

					$(941)

        On June 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $0.3 million and Other Liabilities of $1.2 million. Additionally, the reverse arrears swap debt of approximately $0.3 million at June 30, 2002 was reported as a component of the note payable to which it was assigned. As of June 30, 2002, there were $1.2 million in deferred losses represented in OCI.

        Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Prior to the maturity of the swap agreement on October 11, 2002, the Company expects to reclassify to earnings approximately $1.6 million of the current balance held in OCI.

        Credit Risk

        On January 22, 2002, Kmart Corporation ("Kmart"), the Company's largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Since the bankruptcy filing (i) leases at six of the Company's locations were rejected, (ii) the designation rights with respect to one Company lease location were acquired by a third party and (iii) the Company has entered into agreements with Kmart to reduce the rent at four additional Company store locations. The Company's 35 Kmart locations (excluding the six rejected locations, but including the four locations where rental reductions were agreed to and the one designation rights location) contain a total of 3.3 million square feet of gross leasable area, or approximately 7.1% of the Company's total gross leasable area. As of June 30, 2002, Kmart's annualized base rent for these 35 locations was $14.0 million, or approximately $4.30 per square foot (not taking into account the rental reductions agreed to at the four locations, which took effect on July 1, 2002 and are not material).

  Concentration of Credit Risk

        Concentrations of credit risk arise when a number of borrowers or customers related to the Company's investments or operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its customer base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk, except for Kmart, as previously discussed.

Note 10:    Stockholders' Equity

Earnings Per Share (EPS)

        In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic EPS
Numerator:
Net Income	$30,761	$27,781	$52,749	$54,984
Preferred dividends	(5,646)	(5,660)	(11,305)	(11,319)

Net income available to common shares — basic	$25,115	$22,121	$41,444	$43,665

Denominator:
Weighted average of common shares outstanding	94,701	87,206	93,453	87,207

Earning per share — continuing operations	$0.28	$0.18	$0.54	$0.35
Earnings per share — discontinued operations	(0.01)	0.07	(0.10)	0.15

Basic Earnings Per Share	$0.27	$0.25	$0.44	$0.50

Diluted EPS
Numerator:
Net Income	$30,761	$27,781	$52,749	$54,984
Preferred dividends	(5,646)	(5,660)	(11,305)	(11,319)
Minority interest	104	208	344	426

Net income available to common shares — diluted	$25,219	$22,329	$41,788	$44,091

Denominator:
Weighted average of common shares outstanding	94,701	87,206	93,453	87,207
Effect of diluted securities:
Common stock options	621	313	580	233
Excel Realty Partners, L.P. third party units	894	1,235	1,023	1,235

	96,216	88,754	95,056	88,675

Earning per share — continuing operations	$0.27	$0.18	$0.54	$0.35
Earnings per share — discontinued operations	(0.01)	0.07	(0.10)	0.15

Diluted Earnings Per Share	$0.26	$0.25	$0.44	$0.50

Note—Preferred A shares are anti-dilutive for earnings per share calculations.

        On January 29, 2002, the Company completed a public offering of 6,900,000 of its common shares at $18.52 per share. The net proceeds to the Company from the offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company's revolving credit facilities (which amounts were subsequently re-drawn to finance the Portfolio Acquisition).

Note 11:    Comprehensive Income

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. This statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purposed financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $29.7 million and $28.0 million for the three months ended June 30, 2002 and 2001, respectively, and $52.8 million and $51.4 million for the six months ended June 30, 2002 and 2001, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and the Company's mark-to-market on its available-for-sale securities.

        For the three and six months ended June 30, 2002, the change in fair market value of the Company's interest rate swaps was $0.7 million and $0.3 million and was recorded as a decrease to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Net Income	$30,761	$27,781	$52,749	$54,984
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities for the period	124	291	317	462
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income	—	—	—	(2,214)
Unrealized losses on interest hedges	(1,169)	(41)	(239)	(1,833)

Comprehensive income	$29,716	$28,031	$52,827	$51,399

        As of June 30, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

	As of June 30, 2002	As of December 31, 2001
Unrealized gains on available-for-sale securities	$1,230	$913
Unrealized losses on interest risk hedges	(1,223)	(2,878)
Realized losses on forecasted transactions	(1,894) (1)	—

Accumulated other comprehensive loss	$(1,887)	$(1,965)

(1)
As more fully described in Note 9, includes the results of three future fixed rate swaps used to hedge a fixed rate debt offering which were commenced and terminated by the Company during the three months ended June 30, 2002. The portion of this amount attributable to the three swaps will be amortized into interest expense.

Note 12:    Commitments and Contingencies

        General

        The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is involved in routine litigation arising in the ordinary course of business, which is generally expected to be covered by the Company's liability insurance.

        Funding Commitments

        In addition to the joint venture funding commitments described in Note 7 above, the Company also has the following contractual obligations as of June 30, 2002:

    • Superior Towne Center Loan. The Company entered into an agreement to loan funds to a third party developer in connection with the development of a community shopping center in Superior, Colorado. Approximately $10.6 million of a $14.9 million bank loan was outstanding against the property as of June 30, 2002. The Company's loan is in the form of a subordinated mortgage loan of approximately $26.2 million as of June 30, 2002, which amount was scheduled to be repaid in 2004. Under the terms of the loan agreement, the Company was obligated to loan up to an additional $4 million under certain circumstances. This loan was repaid in July 2002 in connection with the Company's acquisition of the property (Note 13).

    • Letter of Credit Extension. In connection with the sale of its garden apartment portfolio, the Company indirectly provided a letter of credit to the buyer in the amount of approximately $30 million, which can remain outstanding through September 2004 (subject to extensions for up to one year). The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio. If the letter of credit is drawn (for example, following a default by the buyer under the loan), the Company will be obligated to reimburse the providing bank for the amount of the draw.

    • Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2002, the Company had mortgage loans outstanding of approximately $509 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $153.5 million.

        Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of these hazardous or toxic substances. As is common with neighborhood and community shopping centers, many of the Company's properties had or currently have on-site dry cleaners and/or on-site gasoline facilities. These operations could potentially result in environmental contamination at the properties. Except as discussed below, the Company is not aware of any material environmental condition at any of its properties.

        The Company is aware that soil and groundwater contamination, above applicable clean-up standards, exists at certain of its properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners)

and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total remaining cost of remediation of environmental conditions for these properties will not exceed $3 million, although there can be no assurance that this estimate will prove accurate. In connection with some properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. In connection with some other properties, the Company has assumed the obligation to perform the necessary remediation in connection with its purchase of the properties and in some cases an escrow has been established to provide the funds necessary to pay for the remediation costs. In connection with some other properties, the current or former tenants at the properties are in the process of, or are responsible for, performing the necessary remediation.

        In addition to the environmental conditions discussed above, asbestos-containing materials (associated with spray applied fireproofing materials) exist at some of the Company's properties. The Company currently estimates that the total cost of abatement of asbestos-containing materials at these properties would be approximately $3.2 million, although there can be no assurance that this estimate will prove accurate. Included in other liabilities in its Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001 is $3.2 million related to the clean-up of certain asbestos-containing materials.

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

Note 13:    Subsequent Events

        On July 31, 2002, the Company acquired Superior Marketplace from The Ellman Companies for approximately $13.6 million in cash and the satisfaction of $38 million of notes receivable and accrued interest. Superior Marketplace is a 298,000 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver, which is in the later stages of development. Tenants include Costco (non-owned), Michaels, Office Max, PetsMart, Ross, SuperTarget (non-owned) and T.J. Maxx.

        On July 31, 2002, The Ellman Companies repaid the Company approximately $8.1 million, satisfying all outstanding notes receivable and accrued interest on Atrium on the Bay.

        On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all outstanding shares of its Series A Cumulative Convertible Preferred Stock. Each share of Series A stock was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock. The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption. Such discount will be reflected as an adjustment to earnings attributable to common shareholders in the quarter ended September 30, 2002.

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

        On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the "Portfolio Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. Accordingly, the Company's results of operations for the three months ended June 30, 2002 include the results of operations from the Portfolio Acquisition.

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

        On July 1, 2001, the Company acquired 100% of the common stock in ERT Development Corporation ("ERT"). Effective July 1, 2001, ERT was consolidated with the Company. Prior to July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT. The Company accounted for ERT using the equity method of accounting prior to July 1, 2001.

Results of operations for the three months ended June 30, 2002 and 2001

  Revenues:

        Rental income increased $20.7 million, or 31.8%, from $65.1 million for the three months ended June 30, 2001 to $85.8 million for the same period in 2002. The Portfolio Acquisition resulted in an increase in revenue of approximately $18.5 million, while the consolidation of ERT resulted in an increase of approximately $3.0 million. Additionally, the Company recognized increased revenue of approximately $0.2 million from higher cost of living billings and approximately $0.4 million from increased insurance, late fees, protection services, legal fees, and other revenues. These increases were partially offset by a $1.4 million decrease resulting from the sale of 26 retail properties during fiscal 2001.

        Expense reimbursements increased $7.2 million, or 49.4%, from $14.5 million for the three months ended June 30, 2001 to $21.7 million for the same period in 2002. The Portfolio Acquisition resulted in an increase of approximately $4.5 million, while the consolidation of ERT resulted in an additional increase of $1.1 million. The balance of the change is due to an increase in reimbursable expenses.

        Interest, dividend and other revenue decreased approximately $1.0 million, or 26.6%, from $3.7 million for the three months ended June 30, 2001 to $2.7 million for the same period in 2002. The decrease is primarily attributable to lower amounts of interest income earned from ERT and the Company's development projects. The decrease in interest income from ERT is due to the consolidation of ERT as of July 1, 2001.

        Equity participation in ERT for the three months ended June 30, 2001 was approximately $(2.9) million. No equity has been recorded for the three months ended June 30, 2002 as ERT was consolidated with the Company on July 1, 2001 and the results of its operations are reflected in consolidated net income.

        As a result of the Portfolio Acquisition and consolidation of ERT, the Company acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company also maintains a joint venture interest in Benbrooke Ventures. These projects resulted in combined income of approximately $0.8 million, which is recorded in "Equity in income of unconsolidated ventures" for the three months ended June 30, 2002.

  Expenses:

        Total expenses increased $22.0 million, or 37.0%, from $59.4 million for the three months ended June 30, 2001 to $81.4 million for the same period in 2002. The major areas of change are discussed below.

        Operating costs increased $6.0 million, or 45.9%, from $13.1 million for the three months ended June 30, 2001 to $19.1 million for the same period in 2002. The increase is primarily attributable to the Portfolio Acquisition and consolidation of ERT, which accounted for $4.0 million and $1.2 million of the increase, respectively. Additionally, insurance expense increased approximately $1.5 million as a result of higher premiums under the Company's renewed policy and the Company's addition of a higher coverage terrorism clause. These increases were partially offset by lower expenses associated with common area repairs, utilities, and snow removal.

        Real estate and other taxes increased $3.9 million, or 46.0%, from $8.5 million for the three months ended June 30, 2001 to $12.4 million for the same period in 2002. Approximately $3.1 million and $0.4 million of the increase are attributable to the Portfolio Acquisition and ERT consolidation, respectively. The remainder of the increase is due to tax rate increases and property valuation increases.

        Interest expense increased $4.3 million, or 21.9%, from $19.7 million for the three months ended June 30, 2001 to $24.0 million for the same period in 2002. Debt assumed in connection with the Portfolio Acquisition accounted for an increase of approximately $4.0 million. This increase was compounded by higher levels of outstanding debt, partially offset by lower interest rates on the Company's variable rate credit facilities.

        Provision for doubtful accounts increased $0.3 million, or 19.7%, from $1.7 million for the three months ended June 30, 2001 to $2.0 million for the same period in 2002. This increase reflects the inclusion of expense associated with the Portfolio Acquisition approximately $0.7 million, offset by lower write-off levels, resulting from improved collection efforts.

        Depreciation and amortization expense increased $4.6 million, or 33.4%, from $13.9 million for the three months ended June 30, 2001 to $18.5 million for the same period in 2002. This increase is partly attributable to the Portfolio Acquisition and ERT consolidation, which accounted for approximately $2.7 million and $1.5 million, respectively. These increases are partially offset by a decrease of $0.2 million attributable to sold properties. The balance of the change is due to property additions, including the purchase of Arapahoe Crossings in the fourth quarter of fiscal 2001.

        General and administrative expenses increased $2.9 million, or 114.0%, from $2.5 million for the three months ended June 30, 2001 to $5.4 million for the same period in 2002. This increase reflects the inclusion of costs associated with the Portfolio Acquisition of approximately $0.7 million. The remainder of the increase is attributable to increased franchise tax expense, resulting from newly passed Pennsylvania tax legislation.

  Gain (loss) on Sale of Real Estate:

        The Company sold one land parcel during the three months ended June 30, 2002. The sale of this property resulted in a gain of approximately $42,000. The Company sold five properties and two land parcels during the same period in 2001 which resulted in a gain of approximately $8,100.

  Impairment of Real Estate:

        The estimated fair value of certain properties classified as "Real estate held for sale" was less than the book value of these properties. This resulted in an impairment of real estate expense of $1.1 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, impairment expense of $4.2 million is included in discontinued operations as discussed below.

  Discontinued Operations:

        Effective January 1, 2002, the Company adopted SFAS No. 144 (Note 2). This Statement retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

        During the three months ended June 30, 2002, the Company classified seven previously operating properties as "Real estate held for sale" and sold four properties and one land parcel, including two properties not previously classified as "Real estate held for sale". Accordingly, the results of operations, impairment expense and gain on sale for the three months ended June 30, 2002 of $1.5 million, $4.2 million and $1.8 million, respectively, associated with these properties have been reported as discontinued operations. The results of operations, as well as the operating results of the Company's garden apartment communities (Note 3), have also been reclassified to "Discontinued Operations" for the same period in 2001.

Results of operations for the six months ended June 30, 2002 and 2001

  Revenues:

        Rental income increased $30.2 million, or 23.3%, from $129.5 million for the six months ended June 30, 2001 to $159.7 million for the same period in 2002. The Portfolio Acquisition resulted in an increase in revenue of approximately $24.6 million, while the consolidation of ERT resulted in an increase of approximately $6.7 million. These increases were partially offset by a $2.9 million decrease resulting from the sale of 26 retail properties during fiscal 2001.

        Expense reimbursements increased $9.4 million, or 33.3%, from $28.4 million for the six months ended June 30, 2001 to $37.8 million for the same period in 2002. The Portfolio Acquisition resulted in an increase of approximately $5.8 million, while the consolidation of ERT resulted in an additional increase of $1.8 million. The balance of the change is due to an increase in reimbursable expenses.

        Interest, dividend and other revenue decreased approximately $1.7 million, or 23.0%, from $7.5 million for the six months ended June 30, 2001 to $5.8 million for the same period in 2002. The decrease is primarily attributable to lower amounts of interest income earned from ERT and the Company's development projects. The decrease in interest income from ERT is due to the consolidation of ERT as of July 1, 2001.

        Equity participation in ERT for the six months ended June 30, 2001 was approximately $(4.3) million. No equity has been recorded for the six months ended June 30, 2002 as ERT was consolidated with the Company on July 1, 2001 and the results of its operations are reflected in consolidated net income.

        As a result of the Portfolio Acquisition and consolidation of ERT, the Company acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company also maintains a joint venture interest in Benbrooke Ventures. These projects resulted in combined income of approximately $2.6 million, which is recorded in "Equity in income of unconsolidated ventures" for the six months ended June 30, 2002.

  Expenses:

        Total expenses increased $30.0 million, or 25.3%, from $118.7 million for the six months ended June 30, 2001 to $148.7 million for the same period in 2002. The major areas of change are discussed below.

        Operating costs increased $8.9 million, or 35%, from $25.4 million for the six months ended June 30, 2001 to $34.3 million for the same period in 2002. The increase is primarily attributable to the Portfolio Acquisition and consolidation of ERT, which accounted for $4.9 million and $2.6 million of the increase, respectively. Additionally, insurance expense increased approximately $2.1 million as a result of higher premiums under the Company's renewed policy and the Company's addition of a higher coverage terrorism clause. These increases were partially offset by a decrease of $0.4 million attributable to sold properties and lower expenses associated with utilities, repairs and maintenance.

        Real estate and other taxes increased $5.2 million, or 30.3%, from $17.0 million for the six months ended June 30, 2001 to $22.2 million for the same period in 2002. Approximately $4.1 million and $0.6 million of the increase are attributable to the Portfolio Acquisition and ERT consolidation, respectively. The remainder of the increase is due to tax rate increases and property valuation increases.

        Interest expense increased $3.2 million, or 7.7%, from $40.6 million for the six months ended June 30, 2001 to $43.8 million for the same period in 2002. Debt assumed in connection with the Portfolio Acquisition accounted for an increase of approximately $5.4 million. This increase was offset by a decrease of approximately $2.2 million, attributable to lower interest rates on the Company's variable rate credit facilities and the paydown of the credit line with proceeds from the sale of the apartments and the stock offering.

        Provision for doubtful accounts increased $1.1 million, or 28.9%, from $3.8 million for the six months ended June 30, 2001 to $4.9 million for the same period in 2002. This increase reflects the inclusion of expenses associated with the Portfolio Acquisition and consolidation of ERT of approximately $1.0 million and $0.8 million, respectively, partially offset by reduced reserve levels attributable to lower write-offs.

        Depreciation and amortization expense increased $7.4 million, or 27.3%, from $27.1 million for the six months ended June 30, 2001 to $34.5 million for the same period in 2002. This increase is partly attributable to the Portfolio Acquisition and ERT consolidation, which accounted for approximately $3.6 million and $3.0 million, respectively. These increases are partially offset by a decrease of $0.5 million attributable to sold properties. The balance of the change is due to property additions, including the purchase of Arapahoe Crossings in the fourth quarter of fiscal 2001.

        General and administrative expenses increased $4.4 million, or 93.6%, from $4.7 million for the six months ended June 30, 2001 to $9.1 million for the same period in 2002. This increase reflects the inclusion of costs associated with the Portfolio Acquisition of approximately $1.0 million, as well as approximately $1.8 million of franchise tax expense, resulting from newly passed Pennsylvania tax legislation.

  Gain (loss) on Sale of Real Estate:

        The Company sold one outparcel and one land parcel during the six months ended June 30, 2002. The sale of these properties resulted in a gain of approximately $170,000. The Company sold seven properties and two land parcels during the same period in 2001 which resulted in a loss of approximately $17,300.

  Impairment of Real Estate:

        The estimated fair value of certain properties classified as "Real estate held for sale" was less than the book value of these properties. This resulted in an impairment of real estate expense of $3.4 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, impairment expense was $13.6 million, of which $13.5 million is included in discontinued operations, as discussed below.

  Discontinued Operations:

        Effective January 1, 2002, the Company adopted SFAS No. 144 (Note 2). This Statement retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. As of June 30, 2002, such properties generated approximately $2.6 million, $13.5 million and $1.8 million in results of operations, impairment expense and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations. The results of operations for these properties, as well as the operating results of the Company's garden apartment communities (Note 3), have also been reclassified to "Discontinued Operations" for the same period in 2001.

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

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(In thousands, except per share amounts)
Net income	$30,761	$27,781	$52,749	$54,984
Preferred dividends	(5,646)	(5,660)	(11,305)	(11,319)
Minority interest	104	208	344	426

Net income applicable to common shareholders — diluted	25,219	22,329	41,788	44,091
Loss (gain) on sale of real estate(1)	—	614	(1)	639
Gain on the sale of discontinued operations	(1,765)	—	(1,823)	—
Impairment of real estate	—	1,878	80	4,117
Impairment of real estate held for sale	4,175	—	13,524	—
Depreciation and amortization, including depreciation relating to equity investments
Continuing operations real estate assets	18,831	15,296	35,122	30,011
Discontinued operations real estate assets	70	2,872	470	5,714
Preferred A dividends	787	801	1,587	1,601

Funds from operations — diluted	$47,317	$43,790	$90,747	$86,173

Weighted average of common shares outstanding — diluted	98,072	90,628	96,912	90,549

Note — Preferred A shares have a dilutive effect for FFO calculations.

(1)
Excludes gain (loss) on sale of land.

Liquidity and Capital Resources

        As of June 30, 2002, the Company had approximately $31.8 million in available cash, cash equivalents, restricted cash and marketable securities. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

  Short-Term Liquidity Needs

        The Company's short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with its portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on its outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends that the Company pays to its common and preferred stockholders. Historically, the Company has satisfied these requirements principally through cash generated from operations. The Company believes that cash generated from operations will continue to be sufficient to meet its short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on the Company's cash flow.

        The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends materially on the rents that it is able to charge to its tenants, and the ability of these tenants to make their rental payments. The Company believes that the nature of the properties in which it typically invests—a majority of which are grocery-anchored neighborhood and community shopping centers—provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic living essentials such as food and soft goods, even in difficult economic times. However, general economic downturns, or economic downturns in one or more markets in which the Company owns properties, still may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire on favorable terms. In either of these cases, the Company's cash flow would be adversely affected.

        As a general matter, the Company believes that the current economic downturn in the United States generally has not had a material adverse effect on its performance thus far. However, continuation of the current downturn could negatively impact the Company's operating results in 2002, depending on the magnitude and length of the downturn.

        On January 22, 2002, Kmart Corporation ("Kmart"), the Company's largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Since the bankruptcy filing (i) leases at six of the Company's locations were rejected, (ii) the designation rights with respect to one Company lease location were acquired by a third party and (iii) the Company has entered into agreements with Kmart to reduce the rent at four additional Company store locations. The Company's 35 Kmart locations (excluding the six rejected locations but including the four locations where rental reductions were agreed to and the one designation rights location) contain a total of 3.3 million square feet of gross leasable area, or approximately 7.1% of the Company's total gross leasable area. As of June 30, 2002, Kmart's annualized base rent for these 35 locations was $14.0 million, or approximately $4.30 per square foot (not taking into account the rental reductions agreed to at the four locations, which took effect on July 1, 2002 and are not material).

        Under federal bankruptcy laws, Kmart can affirm or reject the 35 remaining leases with the Company. It could also seek to receive additional rent reductions or deferrals or other lease modifications from the Company. Kmart has not announced its plans with respect to the 35 remaining leases with the Company (except for the designation rights location, which, if not assumed by a third party purchaser, will be rejected). In the event that leases are terminated, the Company would seek to re-lease those spaces to new tenants. In some cases, the Company believes it could re-lease the space currently occupied by Kmart on terms that would be at least as favorable as the current lease terms with Kmart. In other cases, however, the Company may not be able to achieve rental rates that Kmart currently is paying. It also may take a significant amount of time to re-lease any space vacated by Kmart during which period the Company would not be collecting any rent for that space. In addition, if Kmart terminates additional leases with the Company, other tenants at the affected properties may have the right to terminate their leases with the Company, or to pay less rent than they currently pay.

        If Kmart terminates a substantial number of leases with the Company, or if Kmart receives substantial rent reductions or deferrals, it will adversely affect the Company's rental revenues, and the impact may be material. In addition, Kmart's termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, the impact of which could be material to the Company.

        The Company does not believe that there are any other pending tenant bankruptcies that are likely to materially affect the Company's rental revenues.

        In addition, in March 2002, the Company completed the Portfolio Acquisition which increased the net rentable area of the Company's properties by more than 27%. As a result of this acquisition, the Company will incur substantial additional expenses that are attributable to the operation of these properties. The Company also assumed or incurred approximately an additional $543 million of debt to finance the transaction. While the Company believes that the cash generated by these newly-acquired properties will more than offset the operating expenses and interest expense associated with these properties, it is possible that these properties may not perform as well as expected, and as a result the Company's cash needs may increase. In addition, there may be other additional costs incurred as a result of the acquisition of these properties, such as increased general and administrative costs while the Company assimilates such a large number of properties into its operating system.

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

        The Company has established a stock repurchase program under which it may repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. As of June 30, 2002, approximately 2,100,000 common shares have been repurchased under this program at an average purchase price of $15.28 per share.

        The Company has also established a repurchase program under which it may repurchase up to $125 million of the Company's outstanding preferred stock and public debt from time to time through periodic open market transactions or through privately negotiated transactions. As of June 30, 2002, no purchases have been made under this program.

        On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all outstanding shares of its Series A Cumulative Convertible Preferred Stock. Each share of Series A stock was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock. The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption. Such discount will be reflected as an adjustment to earnings attributable to common shareholders in the quarter ended September 30, 2002.

        The current quarterly dividend on the Company's common stock is $0.4125 per share. The Company also pays regular quarterly dividends on its preferred stock. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Company's taxable income to be distributed to stockholders.

        In addition, under the Company's existing credit facilities, the Company generally is restricted from paying common stock dividends that would exceed 95% of the Company's funds from operations during any four-quarter period.

  Long-Term Liquidity Needs

        The Company's long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of the Company's long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at the Company's properties, redevelopment projects that the Company undertakes at its properties and the costs associated with acquisitions of properties that the Company pursues. Historically, the Company has satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common stock and preferred stock and capital raised through the disposition of assets. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on the Company's access to these capital sources and/or the costs thereof.

        The Company's ability to incur additional debt is dependent upon a number of factors, including its degree of leverage, the value of its unencumbered assets, its credit ratings and borrowing restrictions imposed by existing and future lenders. Currently, the Company has investment grade credit ratings for prospective unsecured debt offerings from two major rating agencies—Standard & Poor's (BBB) and Moody's Investor Service (Baa2). On April 19, 2002 Moody's Investor Service lowered the Company's unsecured debt rating to Baa2 from Baa1. A future downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in the Company's financial condition, results of operations or ability to service debt. Such a future downgrade would not result in accelerated principal payments or reduce available credit, but could increase the interest rate payable under the Company's senior unsecured credit facilities, could increase the costs associated with obtaining future financing, and could potentially adversely affect the Company's ability to obtain future financing.

        Based on management's internal evaluation of the Company properties, the estimated value of the Company's properties is well above the outstanding amount of mortgage debt encumbering the properties. Therefore, at this time, the Company believes that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in the Company's unsecured debt instruments.

        The Company's ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Company's stock. During 2000 and the early part of 2001, conditions in the equity market for REITs were not attractive, and as a result the Company did not issue any new equity securities during this time. In the second half of 2001, market conditions improved, and in January 2002, the Company sold 6,900,000 shares of common stock in a public offering that raised net proceeds of approximately $120.7 million. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

        The Company has selectively effected asset sales to generate cash proceeds. In particular, in September 2001 the Company sold its portfolio of apartment properties and generated gross proceeds of approximately $380 million. Also in 2001, the Company sold or monetized other assets that raised an additional $84 million in gross proceeds. During the six months ended June 30, 2002, the Company sold assets that raised approximately $17 million, respectively, in gross proceeds. The Company's ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. The Company's ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

        The following table summarizes all of the Company's long-term contractual cash obligations, excluding interest, as of June 30, 2002 (in thousands):

Contractual Cash Obligations	Remainder of 2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt(1)	$56,960	$306,060	$120,086	$180,760	$9,632	$818,799	$1,492,297
Capital Lease Obligations	142	302	326	351	378	27,534	29,033
Operating Leases	654	1,561	1,200	1,178	166	9,112	13,871

Total	$57,756	$307,923	$121,612	$182,289	$10,176	$855,445	$1,535,201

(1)
Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

        The Company intends to repay the $50 million outstanding under the Fleet Term Loan #1 (due November 2002) and the balance of the 2002 long-term debt obligations, which consist primarily of scheduled amortization, through draws under the $350 million Fleet Revolving Facility and operating cash flow.

        The Company currently intends to address the 2003 long-term debt obligations as follows. $125 million outstanding under the Company's Fleet Term Loan #2 matures in March 2003, and is expected to be repaid through either a draw under the $350 million Fleet Revolving Facility, from the proceeds generated through the issuance of public offerings of unsecured debt or private issuance of secured or unsecured debt or from a combination thereof. $110.5 million of mortgage indebtedness matures in July 2003. The Company anticipates exercising the second of three one-year extension options concerning this debt at the appropriate time. The extension right is subject to compliance with certain financial covenants that the Company believes will be satisfied. The Company intends to repay $49 million issued under the Company's medium term note program that matures in November 2003 either through a draw under the $350 million Fleet Revolving Facility or from the proceeds generated through the issuance of public offerings of unsecured debt or private issuance of secured or unsecured debt or from a combination thereof. With respect to the $12.8 million of other mortgage loans due in 2003, the Company intends to repay amounts outstanding through draws under the $350 million Fleet Revolving Facility. The balance of the 2003 long-term debt obligations consist of scheduled amortization which will be paid from operating cash flow.

        The following table summarizes certain terms of the Company's senior unsecured credit facilities as of June 30, 2002.

Loan	Amount of Facility (in thousands)	Amount Drawn as of June 30, 2002 (in thousands)	Interest Rate as of June 30, 2002(1)	Maturity Date
Fleet Term Loan #1	$50,000	$50,000	LIBOR plus 115 bp	November 2002
Fleet Term Loan #2	125,000	125,000	LIBOR plus 115 bp	March 2003
Fleet Revolving Facility	350,000	30,000	LIBOR plus 105 bp	April 2005

Total	$525,000	$205,000

(1)
The Company incurs interest using a 30-day LIBOR rate, which was 1.84% as of June 30, 2002.

        The Fleet Term Loan #1 and Fleet Term Loan #2 require that the Company maintain certain financial coverage ratios. These covenants currently include:

  •
  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1
  •
  EBITDA to fixed charges ratio of at least 1.75:1
  •
  minimum tangible net worth of approximately $1.3 billion

  •
  total debt to total capital ratio of no more that 57.5% (reducing to 52.5% if dividends paid exceed 90% of the Company's funds from operations)
  •
  total secured debt to total capital ratio of no more than 40%
  •
  unsecured debt to unencumbered assets value ratio of no more than 55%

        The limit on the Company's permitted total debt decreases to 55% of total capital and the Company's permitted unsecured debt decreases to 50% of the value of its unencumbered assets at such time as the Company engages in capital transactions (such as equity offerings or asset sales) from and after January 13, 2002, that raise a total of at least $200 million of net proceeds. As of June 30, 2002, the Company had engaged in capital transactions aggregating $137.3 million of net proceeds.

        The $350 million Fleet Revolving Facility requires that the Company maintain certain financial coverage ratios. These covenants currently include:

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
  •
  FFO payout ratio no greater than 95%

        Under the terms of each of Fleet Term Loan #1, Fleet Term Loan #2 and the $350 million Fleet Revolving Facility, the respective covenants would be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility entered into by the Company.

        The Company also has issued approximately $865 million of indebtedness under three public indentures. These indentures also contain covenants that require that the Company maintain certain financial coverage ratios, which covenants generally are less onerous than the covenants contained in the Company's senior unsecured credit facilities, as described above.

        As of June 30, 2002, the Company was in compliance with all of the financial covenants under the then existing credit facilities and its public indentures, and the Company believes that it will continue to remain in compliance with the covenants of all credit facilities now in existence and its public indentures. However, if the Company's properties do not perform as expected, or if unexpected events occur that require the Company to borrow additional funds, compliance with these covenants may become difficult and may restrict the Company's ability to pursue certain business initiatives. In addition, these financial covenants may restrict the Company's ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact the ability of the Company to pursue growth initiatives.

        In addition to the Company's existing credit facilities and public indebtedness, the Company had approximately $509 million of mortgage debt outstanding as of June 30, 2002 having a weighted average interest rate of 6.5% and $782 million of notes payable with a weighted average interest rate of 6.9%.

        The Company has established a comprehensive redevelopment and outparcel development program under which properties are identified for substantial renovation or expansion where the Company believes attractive returns can be generated from the investment. The Company currently has identified 19 community and neighborhood shopping centers for redevelopment and 4 outparcel development activities that are expected to cost approximately $45 million, all of which is expected to be incurred by April 2003. In addition, the Company expects to proceed with redevelopment projects at two regional malls in 2002. The costs relating to one of these projects are expected to be funded from existing cash flow, land sales at that project and from draws under the Company's Fleet Revolving Facilities, and the costs at the other mall project will be funded through anchor tenant contributions and a third party construction loan. As of June 30, 2002, $4 million had been expended on redevelopment projects in 2002.

  Off-Balance Sheet Financing Matters

        In a few cases, the Company has made commitments to provide funds to joint ventures and third parties under certain circumstances or otherwise guaranteed obligations of others that do not show up on the Company's financial statements as liabilities. In other cases, the Company is a joint venture partner with third parties, and the liabilities associated with those joint ventures do not show up as liabilities on the Company's financial statements. The following is a brief summary of the material contractual obligations that the Company had entered into as of June 30, 2002 that are not reflected as liabilities on the Company's financial statements:

  •
  Benbrooke Ventures. The Company has an investment in a joint venture which owns three community shopping centers located in Dover, Delaware, Fruitland, Maryland and Spotsylvania, Virginia.    Under the terms of this joint venture, the Company has a 50% interest in the venture. While the Company has no obligation to contribute additional capital to the joint venture, the Company has agreed to contribute its pro rata share (80%) of any capital that might be required if the joint venture were to need capital. As of June 30, 2002, the book value of the Company's investment in Benbrooke Ventures was approximately $8.5 million.

  •
  CA New Plan Venture Fund. In connection with the Portfolio Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor. The joint venture had loans outstanding of approximately $74.9 million as of June 30, 2002. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required if the joint venture were to need capital, up to a maximum amount of $8.3 million, of which approximately $5.0 million has been contributed as of June 30, 2002.

  •
  Preston Ridge Joint Venture. ERT, the Company's development subsidiary, has an investment in a joint venture that owns a community shopping center in Frisco, Texas known as The Centre at Preston Ridge. The joint venture had loans outstanding of approximately $70.0 million as of June 30, 2002. While the Company has no obligation to contribute additional capital to the joint venture, the Company has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of June 30, 2002, the book value of the Company's investment in the Preston Ridge joint venture was approximately $34.7 million.

  •
  Vail Ranch II Joint Venture. The Company has an investment in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development. The joint venture had third-party loans outstanding of approximately $8.7 million as of June 30, 2002. The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property. Other than amounts required under the loan guaranty, the Company has no obligation to contribute additional capital to the joint venture however, it has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of June 30, 2002, the book value of the Company's investment in the Vail Ranch II joint venture was approximately $1.3 million.

  •
  Letter of Credit Extension. In connection with the sale of its garden apartment portfolio, the Company indirectly provided a letter of credit to the buyer in the amount of approximately $30 million, which can remain outstanding through September 2004 (subject to extensions for up to one year). The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio. If the letter of credit is drawn (for example, following a default by the buyer under the loan), the Company will be obligated to reimburse the providing bank for the amount of the draw.

  •
  Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2002, the Company had mortgage loans outstanding of approximately $509 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $154 million.

        For a discussion of other factors which may adversely affect the Company's liquidity and capital resources, please see the section titled "Risk Factors" in Item I of the Company's Annual Report on Form 10-K.

Inflation

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2002, the Company had approximately $129.8 million of outstanding floating rate mortgages payable. In addition, the Company had $205.0 million outstanding as of June 30, 2002 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.5 billion of outstanding total debt of the Company, the approximately $3.3 billion of total assets of the Company and the approximately $3.8 billion market capitalization of the Company's common stock as of that date. In addition, as discussed below, the Company has fixed $185.5 million of floating rate borrowings through the use of cash flow hedges.

        On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. As a result of the Company's sale of its garden apartment portfolio, the swap agreement was reduced from $125 million to $75 million. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company's interest expense as compared to the floating rate debt underlying the Company's hedging agreements and could result in the Company making payments to unwind such agreements.

        If market rates of interest on the Company's variable rate debt increase by 1%, the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $2.8 million. If market rates of interest increase by 1%, the fair value of the Company's total outstanding debt would decrease by approximately $15.2 million. If market rates of interest on the Company's variable rate debt decrease by 1%, the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $2.8 million. If market rates of interest decrease by 1%, the fair value of the Company's total outstanding debt would increase by approximately $15.2 million.

        As of June 30, 2002, the Company had notes receivable in the total amount of Canadian $12.4 million (approximately U.S. $8.1 million as of June 30, 2002). This note was paid in full on July 31, 2002. The Company had no other material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk) as of June 30, 2002.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 annual meeting of stockholders was held on May 15, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of such nominees were elected.

        Proposal One: Election of Directors.

  (a)
  79,646,771 votes were cast for the election of Raymond H. Bottorf as a Director; 2,081,948 votes were withheld.

  (b)
  80,330,852 votes were cast for the election of Matthew Goldstein as a Director; 1,397,867 votes were withheld.

  (c)
  80,402,332 votes were cast for the election of Gregory White as a Director; 1,326,387 votes were withheld.

There were no abstentions or broker non-votes in connection with this proposal.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

*1.1	Underwriting Agreement, dated as of June 11, 2002, by and among the Company and the Underwriters, filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 14, 2002.
10.1	Revolving Credit Agreement, dated as of April 26, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto.
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
  (b)
  During the period covered by this report the Company filed the following reports on Form 8-K:

    Form 8-K filed on June 14, 2002, containing Item 5, Other Events disclosure concerning the sale by the Company of $250 million of its 5.875% Senior Notes due 2007.

*
Incorporated herein by reference as indicated above.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002

NEW PLAN EXCEL REALTY TRUST, INC.
By:	/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer

By:	/s/ JOHN B. ROCHE John B. Roche Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Number	Description
*1.1	Underwriting Agreement, dated as of June 11, 2002, by and among the Company and the Underwriters, filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on June 14, 2002.
10.1	Revolving Credit Agreement, dated as of April 26, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto.
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

*
Incorporated herein by reference as indicated above.

QuickLinks

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Three Months and Six Months Ended June 30, 2002 and 2001 (In thousands, except per share amounts)
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2002 and December 31, 2001 (In thousands, except per share amounts)
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2002 and 2001 (Unaudited, in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX