Form 10-Q
period 2002-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2002-11-13
CIK 798288

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other Jurisdiction of Incorporation)	33-0160389 (IRS Employer Identification No.)

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

Yes ☒        No ☐

The number of shares of common stock outstanding at November 7, 2002 was 96,892,830.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$87,720	$65,786	$247,209	$195,075
Percentage rents	1,597	1,656	6,212	5,436
Expense reimbursements	19,822	14,320	57,553	42,583

Total rental revenues	109,139	81,762	310,974	243,094

Expenses:
Operating costs	19,452	13,244	53,426	38,428
Real estate and other taxes	12,817	8,631	34,984	25,661
Interest	24,617	20,141	68,371	60,775
Depreciation and amortization	17,713	14,332	52,143	41,456
Provision for doubtful accounts	2,265	1,062	7,093	4,691
General and administrative	4,197	2,100	13,329	6,830

Total expenses	81,061	59,510	229,346	177,841

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	28,078	22,252	81,628	65,253
Other income and expenses:
Interest, dividend and other income	3,042	3,181	8,792	10,652
Equity participation in ERT	—	—	—	(4,313)
Equity in income of unconsolidated ventures	1,177	44	3,733	44
Foreign currency loss	(397)	(369)	(13)	(499)
Gain on sale of real estate	—	700	371	683
Impairment of real estate	—	(8,774)	(1,750)	(12,148)
Minority interest in income of consolidated partnership	(74)	(215)	(418)	(641)

Income from continuing operations	31,826	16,819	92,343	59,031

Discontinued operations:
Results of operations of discontinued garden apartment communities (Note 2)	—	5,115	—	15,179
(Loss) income from other discontinued operations (Note 3)	(2,035)	1,127	(9,803)	3,835

Net income	$29,791	$23,061	$82,540	$78,045

Preferred dividends	(4,859)	(5,660)	(16,164)	(16,979)
Discount on redemption of preferred stock	6,997	—	6,997	—

Net income available to common stock — basic	31,929	17,401	73,373	61,066
Minority interest in income of consolidated partnership	74	215	418	641

Net income available to common stock — diluted	$32,003	$17,616	$73,791	$61,707

Basic earnings per common share:
Income from continuing operations	$0.35	$0.13	$0.88	$0.48
Discontinued operations	(0.02)	0.07	(0.10)	0.22

Basic earnings per share	$0.33	$0.20	$0.78	$0.70

Diluted earnings per common share:
Income from continuing operations	$0.35	$0.13	$0.87	$0.48
Discontinued operations	(0.02)	0.07	(0.10)	0.22

Diluted earnings per share	$0.33	$0.20	$0.77	$0.70

Average shares outstanding — basic	96,617	87,210	94,519	87,208

Average shares outstanding — diluted	97,934	88,800	96,123	88,718

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(In thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate:
Land	$731,480	$487,280
Building and improvements	2,599,462	2,142,636
Accumulated depreciation and amortization	(310,113)	(265,937)

Net real estate	3,020,829	2,363,979
Real estate held for sale	44,743	70,659
Cash and cash equivalents	6,384	7,163
Restricted cash	13,126	—
Marketable securities	2,098	1,887
Receivables:
Trade, less allowance for doubtful accounts of $14,874 and $15,633 at September 30, 2002 and December 31, 2001, respectively	46,408	43,555
Other, net	18,965	8,736
Mortgages and notes receivable	2,939	45,360
Prepaid expenses and deferred charges	24,480	15,964
Investment in/advances to unconsolidated ventures	53,518	41,876
Other assets	21,663	23,687

Total assets	$3,255,153	$2,622,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $5,059 and $6,063 at September 30, 2002 and December 31, 2001, respectively	$504,743	$241,436
Notes payable, net of unamortized discount of $2,325 and $1,752 at September 30, 2002 and December 31, 2001, respectively	783,873	613,248
Credit facilities	185,000	95,000
Capital leases	28,961	29,170
Other liabilities	152,786	122,674
Tenant security deposits	8,213	5,833

Total liabilities	1,663,576	1,107,361

Minority interest in consolidated partnership	13,966	22,267

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 1/2% Series A: Cumulative Convertible Preferred, 0 and 1,507 outstanding at September 30, 2002 and December 31, 2001, respectively; Series B: 6,300 depository shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 outstanding at September 30, 2002 and December 31, 2001; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at September 30, 2002 and December 31, 2001	8	23
Common stock, $.01 par value, 250,000 shares authorized: 96,893 and 87,352 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	968	873
Additional paid-in capital	1,825,654	1,697,570
Accumulated other comprehensive loss	(979)	(1,965)
Accumulated distribution in excess of net income	(248,040)	(203,263)

Total stockholders' equity	$1,577,611	$1,493,238

Total liabilities and stockholders' equity	$3,255,153	$2,622,866

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited, in thousands)

	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$82,540	$78,045
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	52,735	51,079
Amortization of net premium/discount on mortgages and notes payable	(720)	(938)
Amortization of deferred debt and loan acquisition costs	2,926	1,128
Foreign currency (gain) loss	13	499
(Gain) loss on sale of real estate and securities, net	(371)	(2,200)
Gain on sale of discontinued operations	(1,338)	—
Minority interest in income of consolidated partnership	418	641
Impairment of real estate assets	16,562	12,148
Equity participation in ERT	—	4,269
Equity in income of unconsolidated ventures	(3,733)	—
Change in investment in and accrued interest on loans to ERT Development Corporation	—	(2,491)
Changes in operating assets and liabilities, net:
Change in trade receivables	(2,852)	7,653
Change in other receivables	(1,231)	2,494
Change in other liabilities	32,688	17,111
Change in sundry assets and liabilities	2,686	(8,929)

Net cash provided by operating activities	180,323	160,509

Cash flows from investing activities:
Real estate acquisitions and building improvements	(37,317)	(40,862)
Proceeds from real estate sales, net	33,067	387,879
Leasing commissions paid	—	(1,048)
Purchase of ERT Development Corporation common stock	—	(435)
Cash acquired from purchase of ERT Development Corporation	—	543
Restricted cash in escrow	(2,608)	—
Advances for mortgage and notes receivable	(351)	(600)
Loans to ERT Development Corporation	—	(721)
Repayments of mortgage notes receivable	10,367	3,864
CenterAmerica Acquisition (Note 2)	(389,571)	—
Superior Marketplace Acquisition (Note 2)	(13,617)	—
Capital contributions to joint ventures	(4,296)	—
Distributions from joint ventures	8,641	—

Net cash (used in) provided by investing activities	(395,685)	348,620

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(105,445)	(63,692)
Reserves established for mortgaged payable	—	(28,199)
Dividends paid	(134,098)	(124,966)
Proceeds from credit facility borrowing	650,000	58,000
Repayment of credit facility	(560,000)	(226,750)
Proceeds from exercise of stock options	5,491	149
Distributions paid to minority partners	(1,390)	(1,617)
Cash paid on forward starting swaps	(1,914)	—
Payments for the repurchase of common stock	(800)	(1,598)
Repayment of loans receivable for the purchase of common stock	94	616
Financing fees	(7,412)	(1,271)
Proceeds from stock offering, net	120,907	—
Proceeds from bond issuance, net	249,150	—

Net cash provided by (used in) financing activities	214,583	(389,328)

Net increase in cash and cash equivalents	(779)	119,801
Cash and cash equivalents at beginning of period	7,163	1,170

Cash and cash equivalents at end of period	$6,384	$120,971

Supplemental Cash Flow Disclosure, including Non-cash Activities:
Cash paid for interest	$63,921	$62,800
Capitalized interest	2,686	1,172
State and local taxes paid	368	200
Mortgage debt assumed in acquisition	288,500	83,600
Municipal bonds and tax incentive financing received in acquisition	16,892	—

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

        The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

        Net Earnings per Share of Common Stock

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share. Net earnings per common share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net earnings per common share assuming dilution ("diluted EPS") is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock (using the "if converted" method), exercise of in-the-money stock options and upon conversion of ERP limited partnership units.

        Cash Equivalents

        Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper. At times, cash balances at a limited number of banks may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

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

        Accounts Receivable

        Accounts receivable is stated net of allowance for doubtful accounts of $14.9 million and $15.6 million as of September 30, 2002 and December 31, 2001, respectively.

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

        Employee Loans

        Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing common shares of the Company. These loans are demand and term notes bearing interest at rates ranging from 5% to 10%. Interest is payable quarterly. Loans made for the purchase of common shares are reported as a deduction from additional paid-in capital. At September 30, 2002 and December 31, 2001, the Company had aggregate loans to employees of approximately $6.9 million and $7.3 million, respectively.

        Investments in /Advances to Unconsolidated Ventures

        The Company has direct equity investments in several joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. These investments are initially recorded at cost, as "Investments in/advances to unconsolidated ventures", and subsequently adjusted for equity in earnings and cash contributions and distributions.

        Deferred Leasing and Loan Acquisition Costs

        Costs incurred in obtaining tenant leases are amortized using the straight-line method over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Costs incurred in obtaining long-term financing are amortized on a straight-line basis and charged to interest expense over the terms of the related debt agreements, which approximates the effective interest method.

        Internal Leasing Costs

        Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (approximately $0.6 million and $2.2 million for the three and nine months ended September 30, 2002, respectively).

        Derivative/Financial Instruments

        The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

        Revenue Recognition

        Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

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

        Segment Information

        As a result of the Company's disposition of its garden apartment portfolio in September 2001, the principal business of the Company and its consolidated subsidiaries is the ownership and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. Further, all operations are within the United States and no tenant comprises more than 10% of revenue.

        Recently Issued Accounting Standards

        In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 should not be classified as extraordinary. The provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item shall be reclassified. The Company will adopt this statement, as required, effective January 1, 2003, and the impact of the adoption of SFAS No. 145 is not expected to be material to the financial statements of the Company.

        Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company's real properties which have been sold during 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company's Consolidated Income Statements and Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months. SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of SFAS No. 121 and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. Prior periods have been restated for comparability, as required.

        In June 2001, FASB issued Statement 141, Business Combinations. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This statement is effective June 30, 2001 and its adoption did not have a material impact on the financial statements of the Company.

        In June 2001, FASB issued Statement 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is effective for fiscal years beginning after December 15, 2001, and the impact of the adoption of this statement was not material to the financial statements of the Company.

        Reclassifications

        Certain prior period amounts have been reclassified to conform with current period presentation.

Note 2: Acquisition and Dispositions

        Center America Acquisition

        On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the "CenterAmerica Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The joint venture currently owns 13 grocery-anchored shopping centers located in six states. The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt. The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company's common stock and with borrowings under the Company's then existing credit facilities and a $125 million senior unsecured term loan facility.

        Other Acquisitions

        During the nine months ended September 30, 2002, the Company acquired two properties, Superior Marketplace and Whitestown Plaza. Superior Marketplace was acquired on July 31, 2002 from The Ellman Companies for approximately $13.6 million in cash and the satisfaction of $38.0 million of notes receivable and accrued interest. Included in the acquisition was approximately $10.0 million of municipal bonds, as well as certain other tax incentive financing. Superior Marketplace is an existing 114,615 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver. The shopping center is in the later stages of development and is expected to total 295,602 square feet upon completion. Tenants include Costco (non-owned), Michaels, Office Max, PetsMart, Ross, Super-Target (non-owned) and T.J. Maxx. Whitestown Plaza, an 81,000 square foot shopping center located in Whitesboro, New York, was acquired on April 3, 2002 in consideration of $3.8 million of notes and interest receivable.

        In fiscal 2001, the Company acquired two properties, Arapahoe Crossings and Stein Mart Center. The Arapahoe Crossings shopping center was acquired from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest. Arapahoe Crossings is a 425,000 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, which is in the final phase of development. Tenants include King Soopers (a division of The Kroger Co.), Kohl's, Borders, Marshalls, Office Max and Old Navy. The Stein Mart Center, a 113,000 square foot shopping center located in Poway, California, was acquired from one of the Company's former joint venture partners, in consideration of $4.9 million of notes receivable and interest due to ERT Development Corporation ("ERT").

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

        Included in the Consolidated Statement of Income are the discontinued operations of garden apartment communities which are summarized as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2001
Rental revenue	$17,534	$56,063
Operating costs	(8,061)	(25,063)
Real estate and other taxes	(1,217)	(4,039)
Interest expense	(1,366)	(4,899)
Depreciation and amortization	(3,034)	(7,947)
Provision for doubtful accounts	(241)	(436)

Total operating costs	(13,919)	(42,384)

Income from discontinued operations of garden apartment communities	3,615	13,679
Gain on sale of discontinued operations	1,500	1,500

Net income from discontinued operations of garden apartment communities	$5,115	$15,179

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

        Other Dispositions

        During the nine months ended September 30, 2002, the Company sold 13 properties, one outparcel and approximately 0.2 acres of land for aggregate gross proceeds of approximately $34.3 million.    In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company recorded approximately $0.4 million and $(4.9) million for the three and nine months ended September 30, 2002, respectively, as income before impairment and (loss) gain on sale, and approximately $(0.3) million and $1.3 million for the three and nine months ended September 30, 2002, respectively, as (loss) gain on sale of discontinued operations.

        During 2001, the Company sold, in addition to its garden apartment portfolio, 26 properties, seven land parcels and one outparcel for aggregate gross proceeds of approximately $49.8 million. In connection with the sale of these properties, and in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions ("APB Opinion No. 30") the Company

recorded approximately $0.6 million and $2.1 million for the three and nine months ended September 30, 2001, respectively, as results of discontinued operations.

Note 3: Income from Other Discontinued Operations

        During the nine months ended September 30, 2002, the Company sold 13 properties, one outparcel and approximately 0.2 acres of land (Note 2). The results of operations of these properties are classified on the Consolidated Income Statements in the line item entitled "(Loss) income from discontinued operations". Properties designated as real estate held for sale contributed $1.2 million and $3.1 million of revenue and $(2.2) million and $(6.3) million of net income in the three and nine months ended September 30, 2002, respectively, and $1.0 million and $3.0 million of revenue and $0.6 million and $1.7 million of net income in the three and nine months ended September 30, 2001. Additionally, as a component of net income, the Company recorded approximately $3.0 million and $14.8 million of impairment loss on its discontinued operations for the three and nine months ended September 30, 2002, respectively.

        The following is a summary of (loss) income from discontinued operations (excluding the results of operations of the discontinued garden apartment communities) for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Rental revenue	$1,708	$2,172	$6,027	$7,028
Operating costs	325	444	1,210	1,321
Real estate and other taxes	95	135	404	410
Interest expense	—	61	50	176
Depreciation and amortization	79	385	592	1,153
Provision for doubtful accounts	(7)	20	90	133
General and administrative	9	—	10	—

Total operating costs	501	1,045	2,356	3,193

Income before impairment and (loss) gain on sale	1,207	1,127	3,671	3,835
Impairment loss on real estate	(2,958)	—	(14,812)	—
(Loss) gain on sale of discontinued operations	(284)	—	1,338	—

Net (loss) income from discontinued operations	$(2,035)	$1,127	$(9,803)	$3,835

Note 4: Real Estate Held for Sale

        As of September 30, 2002, 15 retail properties and two land parcels were classified as "Real estate held for sale". These properties are located in ten states and have an aggregate gross leasable area of approximately 0.8 million square feet. Such properties had an aggregate book value of approximately $44.7 million, net of accumulated depreciation of approximately $3.6 million and impairment charges of $8.1 million.

Note 5: ERT Development Corporation

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

        For the three and nine months ended September 30, 2001 the equity in the losses of ERT recorded by the Company was $0 and $4.3 million, respectively.

        ERT has a wholly owned subsidiary, Pointe Orlando Development Company, as well as an investment in joint venture partnerships related to a retail development project in Frisco, Texas (The Centre at Preston Ridge). In addition, ERT has a retail development project, Vail Ranch II, in Temecula, California.

        ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method. Equity in the losses of these investments recorded by ERT from January 1, 2001 to July 1, 2001 was approximately $132,400 and is included in Equity participation in ERT line item on the income statement.

        On January 11, 2001, ERT acquired Stein Mart Center, a 112,700 square foot shopping center located in Poway, California, from Wilton Partners, one of its joint venture partners, in consideration for $4.9 million of notes receivable and accrued interest due to ERT.

Note 6: Pro Forma Information

        The following pro forma financial information for the three months ended September 30, 2001 and nine months ended September 30, 2002 and 2001 is presented as if the stock offering, CenterAmerica Acquisition, and consolidation of ERT had occurred on January 1, 2002 and 2001. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2002	2001
(in thousands, except for per share amounts)
Rental revenues	$103,812	$326,217	$319,398
Expenses	(73,699)	(238,847)	(251,506)
Other (expense) income	(5,084)	10,715	(3,576)

Income from continuing operations	$25,029	$98,085	$64,316

Net Income	$31,271	$88,282	$83,330

Income from continuing operations per share — basic	$0.21	$0.93	$0.50

Income from continuing operations per share — diluted	0.20	0.92	0.50

Net income per share — basic	$0.27	$0.83	$0.71

Net income per share — diluted	0.27	0.82	0.69

Average shares outstanding — basic	94,110	95,227	94,108

Average shares outstanding — diluted	95,700	96,831	95,618

        This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2002 and 2001, nor do they represent the results of operations of future periods.

Note 7: Investments in/Advances to Unconsolidated Ventures

        At September 30, 2002, the Company had investments in four joint ventures: (1) Benbrooke Ventures, (2) CA New Plan Venture Fund, (3) Vail Ranch II and (4) The Centre at Preston Ridge, Phase I and II. The latter two investments were acquired as a result of the consolidation of ERT on July 1, 2001. The Company accounts for these investments using the equity method. The following table summarizes the joint venture projects as of September 30, 2002 (in thousands):

	City	State	JV Partner	Percent Ownership	Investment in/ Advances to
Benbrooke Ventures(1)
Rodney Village	Dover	DE	Benbrooke Partners	50%	*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%	*
Fredricksburg	Spotsylvania	VA	Benbrooke Partners	50%	*

					$8,516

CA New Plan Venture Fund(2)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	*
Flamingo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%	*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%	*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	*
Marketplace at Wycliff — Phase 1	Lake Worth	FL	Major U.S. Pension Fund	10%	*
Marketplace at Wycliff — Phase 2	Lake Worth	FL	Major U.S. Pension Fund	10%	*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	*

					5,664

Vail Ranch II(3)

Vail Ranch II	Temecula	CA	Land Grand Development	50%	1,268

The Centre at Preston Ridge(4)
Phase I	Frisco	TX	George Allen/Milton Schaffer	50%	*
Phase II	Frisco	TX	George Allen/Milton Schaffer	50%	*

					38,070

		Investments in/Advances to Unconsolidated Ventures			$53,518

*
Multiple properties held in a single investment joint venture.
(1)
The Company receives an 8.5% preferred return on its investment.
(2)
Increased participation after 12% IRR.
(3)
The Company receives a 12% preferred return on its investment.
(4)
The Company receives a 10% preferred return on its investment.

        Combined summary unaudited financial information for the Company's investments in/advances to unconsolidated ventures is as follows (in thousands):

Condensed Combined Balance Sheets	September 30, 2002	December 31, 2001
Cash and cash equivalents	$9,214	$6,421
Receivables	1,400	1,336
Property and equipment, net of accumulated depreciation	243,692	120,861
Other assets, net of accumulated amortization	9,230	42,034

Total Assets	$263,536	$170,652

Notes payable	$168,788	$88,534
Accrued interest	1,068	—
Other liabilities	4,550	1,873

Total liabilities	174,406	90,407
Total partners' capital	89,130	80,245

Total liabilities and partners' capital	$263,536	$170,652

Company's investment in/advances to	$53,518	$41,876

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Combined Statements of Income	2002	2001	2002	2001(1)
Rental revenues	$4,788	$310	$14,066	$310
Operating expenses	(651)	(24)	(1,859)	(24)
Interest expense	(1,304)	(103)	(3,881)	(103)
Other expense, net	(1,485)	(95)	(3,848)	(95)

Net income	$1,348	$88	$4,478	$88

Company's share of net income(2)	$1,177	$44	$3,733	$44

(1)
Reflects only three months of results of operations due to the consolidation of ERT into operations on July 1, 2001.
(2)
Includes preferred returns of $1.0 million and $3.0 million for the three and nine months ended September 30, 2002, respectively.

        The following is a brief summary of the material obligations that the Company has as of September 30, 2002 with respect to the joint ventures detailed above:

  •
  Benbrooke Ventures. On May 1, 2002, the Company contributed three community shopping centers, located in Dover, Delaware; Fruitland, Maryland and Spotsylvania, Virginia to a newly formed joint venture. Under the terms of this joint venture, the Company has a 50% interest in the venture. While the Company has no obligation to contribute additional capital to the joint venture, it has agreed to contribute its pro rata share (80%) of any capital that might be required if the joint venture were to need capital.

  •
  CA New Plan Venture Fund. In connection with the CenterAmerica Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor. The joint venture had loans outstanding of approximately $86.3 million as of September 30, 2002. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required if the joint venture were to need capital, up to a maximum amount of $8.3 million, of which approximately $5.7 million has been contributed as of September 30, 2002.

  •
  Vail Ranch II Joint Venture. The Company has an investment in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development. The joint venture had third-party loans outstanding of approximately $8.9 million as of September 30, 2002. The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property. Other than amounts required under the loan guaranty, the Company has no obligation to contribute additional capital to the joint venture however, it has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital.

  •
  Preston Ridge Joint Venture. The Company has an investment in a joint venture that owns a community shopping center in Frisco, Texas known as The Centre at Preston Ridge. The joint venture had third party loans outstanding of approximately $70.0 million as of September 30, 2002. While the Company has no obligation to contribute additional capital to the joint venture, it has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital.

Note 8: Debt Obligations

        As of September 30, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	September 30, 2002	December 31, 2001	Stated Interest Rates	Scheduled Maturity Date
CREDIT FACILITIES
BNY Revolving Facility #2	$—	$—	$20,000	LIBOR + 87.5 bp (1)	N/A
Fleet Revolving Facility	350,000	10,000	—	LIBOR + 105 bp (1)	April 2005
Fleet Term Loan #1	50,000	50,000	75,000	LIBOR + 115 bp (1)	November 2002
Fleet Term Loan #2	125,000	125,000	—	LIBOR + 115 bp (1)	March 2003

Total Credit Facilities	$525,000	$185,000	$95,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$369,957	$210,572	6.670% — 9.625%	2003–2015
Variable Rate Mortgages		129,727	24,801	Variable (2)	2003–2011

Total Mortgages		499,684	235,373
Net unamortized premium		5,059	6,063

Total Mortgages, net		$504,743	$241,436

NOTES PAYABLE
6.80% unsecured notes		$—	$81,000	6.800%	N/A
7.33% unsecured notes		49,000	49,000	7.330%	November 2003
6.88% unsecured notes		75,000	75,000	6.875%	October 2004
7.75% unsecured notes		100,000	100,000	7.750%	April 2005
7.35% unsecured notes		30,000	30,000	7.350%	June 2007
5.88% unsecured notes		250,000	—	5.875%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029

Total Notes		784,000	615,000
Net unamortized discount		(2,325)	(1,752)
Impact of reverse swap agreement		2,198	—

Total Notes, net		$783,873	$613,248

CAPITAL LEASES		$28,961	$29,170	7.500%	June 2031

TOTAL DEBT		$1,502,577	$978,854

(1)
The Company incurs interest using the 30-day LIBOR rate which was 1.81% as of September 30, 2002.
(2)
As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30 day LIBOR rate, Moody's A Corporate Bond Index or a rate determined by the appropriate remarketing agent plus spreads ranging from 125 to 375 basis points.

        The Fleet Revolving Facility and the Fleet Term Loan #2 require that the Company maintain certain financial coverage ratios. Taking into account amendments effected in November 2002 (Note 13), these coverage ratios currently include:

  •
  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

  •
  EBITDA to fixed charges ratio of at least 1.75:1

  •
  minimum tangible net worth of approximately $1.3 billion

  •
  total debt to total adjusted assets of no more that 55% (57.5% until the earlier of December 31, 2003 or the date on which the Company has completed, from and after November 6, 2002, asset sales of at least $190 million)

  •
  total secured debt to total adjusted assets of no more than 40%

  •
  unsecured debt to unencumbered assets value ratio of no more than 55% (57.5% until the earlier of December 31, 2003 or the date on which the Company has completed, from and after November 6, 2002, asset sales of at least $190 million)

  •
  book value of ancillary assets to total adjusted assets of no more than 25%

  •
  book value of new construction assets to total adjusted assets of no more than 15%

  •
  FFO payout ratio no greater than 95%

        On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility ("Fleet Term Loan #2"). As of September 30, 2002, the facility matured on March 1, 2003 and contained covenants substantially similar to those that were contained in the Company's senior unsecured credit facilities that existed at the time the Fleet Term Loan #2 was entered into. The proceeds of the loan were used to finance a portion of the CenterAmerica Acquisition.

        On April 26, 2002, the Company entered into a $350 million senior unsecured revolving credit facility ("Fleet Revolving Facility"), refinancing its then existing revolving credit facilities. The facility bears interest at LIBOR plus 105 basis points and matures on April 25, 2005, with a one-year extension option.

        On May 8, 2002, the Company extended the maturity on its $50 million senior unsecured term loan facility ("Fleet Term Loan #1"), at original terms, until November 17, 2002.

        On June 11, 2002, the Company priced an offering of $250 million of 5.875% senior unsecured notes due June 15, 2007. Interest on the notes will be payable semi-annually on June 15 and December 15. The notes were priced at 99.66% of par value to yield 5.955%. Net proceeds from the offering were used to repay a portion of the borrowings under the Company's Fleet Revolving Facility.

        As of September 30, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2002 (remaining three months)	$53,423
2003	306,377
2004	120,427
2005	167,477
2006	9,720
Thereafter	840,221

Total debt maturities	1,497,645
Net unamortized premiums on mortgages	5,059
Net unamortized discount on notes	(2,325)
Fair value adjustment on debt subject to reverse swap agreement	2,198

Total debt obligations	$1,502,577

Note 9: Risk Management and Use of Financial Instruments

        Risk Management

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The

Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company's operations and tenants' inability or unwillingness to make contractually required payments. Market risk changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of properties held by the Company.

        Use of Derivative Financial Instruments

        The Company's use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

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

        The following table summarizes the terms and fair values of the Company's derivative financial instruments at September 30, 2002 (in thousands). The notional amount at September 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Swap	Cash Flow	$75,000	6.670%	10/11/02	$(304)
Cap	Cash Flow	110,500	8.000%	07/01/03	—
Reverse Arrears Swap	Fair Value	50,000	4.357%	10/15/04	2,198

					$1,894

        On September 30, 2002, the derivative instruments were reported at their fair value as Other Assets of $2.2 million and Other Liabilities of $0.3 million. Additionally, the reverse arrears swap debt of approximately $2.2 million at September 30, 2002 was reported as a component of the note payable to which it was assigned. As of September 30, 2002, there were $2.1 million in deferred losses represented in OCI.

        Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Prior to the maturity of the swap agreement on October 11, 2002, the Company expects to reclassify to earnings approximately $0.3 million of the current balance held in OCI. The remaining balance is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

        Concentration of Credit Risk

        Concentrations of credit risk arise when a number of borrowers or tenants related to the Company's investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant exceeds 5% of annual reported rental income.

        On January 22, 2002, Kmart Corporation ("Kmart"), the Company's second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Since the bankruptcy filing (i) leases at six of the Company's locations were rejected, (ii) the designation rights with respect to one Company lease location were acquired by a third party and (iii) the Company has entered into agreements with Kmart to reduce the rent at four additional Company store locations. The Company's 35 Kmart locations (excluding the six rejected locations, but including the four locations where rental reductions were agreed to and the one designation rights location) contain a total of 3.3 million square feet of gross leasable area, or approximately 7.1% of the Company's total gross leasable area. As of September 30, 2002, Kmart's annualized base rent for these 35 locations (taking into account the agreed to rental reductions) was $13.5 million, or approximately $4.15 per square foot.

Note 10: Stockholders' Equity

Earnings per Share (EPS)

        In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic EPS
Numerator:
Income from continuing operations	$31,826	$16,819	$92,343	$59,031
Results of operations of discontinued garden apartment communities	—	5,115	—	15,179
(Loss) income from other discontinued operations	(2,035)	1,127	(9,803)	3,835
Preferred dividends	(4,859)	(5,660)	(16,164)	(16,979)
Discount on redemption of preferred stock	6,997	—	6,997	—

Net income available to common shares — basic	$31,929	$17,401	$73,373	$61,066

Denominator:
Weighted average of common shares outstanding	96,617	87,210	94,519	87,208

Earning per share — continuing operations	$0.35	$0.13	$0.88	$0.48
Earnings per share — discontinued operations	(0.02)	0.07	(0.10)	0.22

Basic Earnings Per Share	$0.33	$0.20	$0.78	$0.70

Diluted EPS
Numerator:
Income from continuing operations	$31,826	$16,819	$92,343	$59,031
Results of operations of discontinued garden apartment communities	—	5,115	—	15,179
(Loss) income from other discontinued operations	(2,035)	1,127	(9,803)	3,835
Preferred dividends	(4,859)	(5,660)	(16,164)	(16,979)
Discount on redemption of preferred stock	6,997	—	6,997	—
Minority interest	74	215	418	641

Net income available to common shares — diluted	$32,003	$17,616	$73,791	$61,707

Denominator:
Weighted average of common shares outstanding — basic	96,617	87,210	94,519	87,208
Effect of diluted securities:
Common stock options	519	355	581	275
Excel Realty Partners, L.P. third party units	798	1,235	1,023	1,235

Weighted average of common shares outstanding — diluted	97,934	88,800	96,123	88,718

Earning per share — continuing operations	$0.35	$0.13	$0.87	$0.48
Earnings per share — discontinued operations	(0.02)	0.07	(0.10)	0.22

Diluted Earnings per Share	$0.33	$0.20	$0.77	$0.70

Note—Preferred A shares are anti-dilutive for earnings per share calculations. On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock. The redemption resulted in a one-time discount, which is reflected above for the three and nine months ended September 30, 2002.

        On January 29, 2002, the Company completed a public offering of 6,900,000 of its common shares at $18.52 per share. The net proceeds to the Company from the offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company's revolving credit facilities (which amounts were subsequently re-drawn to finance the CenterAmerica Acquisition).

        On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all outstanding shares of its Series A Cumulative Convertible Preferred Stock. Each share of Series A stock was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share. The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption. Such discount has been reflected as an adjustment to earnings attributable to common shareholders in the three and nine months ended September 30, 2002.

Note 11: Comprehensive Income

        Total comprehensive income was $30.7 million and $23.3 million for the three months ended September 30, 2002 and 2001, respectively, and $83.5 million and $74.7 million for the nine months ended September 30, 2002 and 2001, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and the Company's mark-to-market on its available-for-sale securities.

        The reconciliation to other comprehensive income is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Net Income	$29,791	$23,061	$82,540	$78,045
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities for the period	(108)	(239)	210	223
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income	—	—	—	(2,214)
Unrealized gains (losses) on interest hedges	1,015	519	776	(1,314)

Comprehensive income	$30,698	$23,341	$83,526	$74,740

        As of September 30, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

	As of September 30, 2002		As of December 31, 2001
Unrealized gains on available-for-sale securities	$1,123		$913
Unrealized losses on interest risk hedges	(304)		(2,878)
Realized losses on forecasted transactions	(1,798	)(1)	—

Accumulated other comprehensive loss	$(979)		$(1,965)

(1)
As more fully described in Note 9, includes the results of three future fixed rate swaps used to hedge a fixed rate debt offering which were commenced and terminated by the Company during the three months ended June 30, 2002. The portion of this amount attributable to the three swaps will be amortized into interest expense.

Note 12: Commitments and Contingencies

        General

        The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is involved in routine litigation arising in the ordinary course of business.

        Funding Commitments

        In addition to the joint venture funding commitments described in Note 7 above, the Company also has the following contractual obligations as of September 30, 2002:

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

    •
    Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2002, the Company had mortgage loans outstanding of approximately $504.7 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $165.2 million.

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

        The Company is aware that soil and groundwater contamination, above applicable clean-up standards, exists at certain of its properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities). The Company currently estimates that the total cost of remediation of environmental conditions for these properties will not exceed $3 million, although there can be no assurance that this estimate will prove accurate. In connection with some properties, the Company has entered into remediation and indemnity agreements, which obligate the prior owners to perform the remediation and to indemnify the Company for any losses the Company may suffer because of the contamination or remediation. In connection with some other properties, the Company has assumed the obligation to perform the necessary remediation in connection with its purchase of the properties and in some cases an escrow has been established to provide the funds necessary to pay for the remediation costs. In connection with some other properties, the current or former tenants at the properties are in the process of, or are responsible for, performing the necessary remediation.

        In addition to the environmental conditions discussed above, asbestos-containing materials (associated with spray applied fireproofing materials) exist at some of the Company's properties. As a general matter, removal of these materials occurs when the property undergoes significant renovation or when significant tenant improvements are undertaken. As of September 30, 2002 and December 31,

2001, the Company's reserve for removal of asbestos-containing materials at these properties was approximately $0 and $3.2 million, respectively, although there can be no assurance that this estimate will prove accurate. Included in other liabilities in its Consolidated Balance Sheet as of December 31, 2001 is $3.2 million related to the clean-up of certain asbestos-containing materials.

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

Note 13: Subsequent Events

        On November 12, 2002, the Company announced that it had entered into a definitive agreement to sell four of its factory outlet centers to Chelsea Property Group, Inc. The four properties include St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson Outlet Village, located in Jackson, New Jersey. In a separate transaction on October 22, 2002, the Company completed the sale of Factory Merchants Ft. Chiswell, located in Max Meadows, Virginia. Gross proceeds from the sale of the five properties will be approximately $194.5 million, reflecting a capitalization rate of approximately 11.0 percent on estimated 2003 net operating income. The transaction with Chelsea Property Group is expected to close on or about December 31, 2002. The agreement is subject to certain customary closing conditions and there can be no assurance that the transaction will be consummated.

        On November 11, 2002, the Company announced that it had entered into a definitive agreement with Equity Investment Group, a private retail focused REIT, to acquire a portfolio of 58 community and neighborhood shopping centers for approximately $437.0 million. The purchase price consists of the assumption of approximately $152.0 million of outstanding indebtedness, the issuance of approximately $25.0 million of units in a partnership controlled by the Company and approximately $260.0 million of cash. The 58 properties represent a select compilation of Equity Investments Group's 118 community and neighborhood shopping centers and were chosen based on their strategic fit with the retail format and the demographic, geographic and tenancy characteristics of the Company's shopping center portfolio. The assets total 7.9 million square feet of gross leasable area ("GLA"), of which 74 percent is grocery-anchored, and were 92 percent leased (excluding redevelopment properties) as of September 30, 2002. The properties are located in 22 states, predominantly in the Central and Eastern regions of the United States. The portfolio includes one Kmart store that contains approximately 83,000 square feet of GLA and has an annualized base rent of approximately $137,000 (or approximately $1.65 per square foot) as of September 30, 2002. The transaction is expected to close by year end 2002. The agreement is not contingent on financing or on further economic, physical or environmental due diligence, but is subject to certain closing conditions and there can be no assurance that the transaction will be consummated.

        To facilitate the proposed acquisition described above, on November 6, 2002, the Company entered into an amendment to its Fleet Revolving Facility. Under this amendment, certain of the Company's financial covenants were modified. In particular, the banks agreed, effective as of the closing of the proposed acquisition, to raise the limit on the Company's permitted consolidated total indebtedness from 55% of total capital to 57.5% of total capital, and to raise the limit on the Company's permitted consolidated unsecured indebtedness from 55% of the value of its unencumbered assets to 57.5% of the value of its unencumbered assets. In both cases, the increased debt levels are permitted only until the earlier of December 31, 2003, or such time as the Company engages in asset sales from and after November 6, 2002 that raise a total of at least $190.0 million of net proceeds.

        On November 6, 2002, the Company also amended its existing Fleet Term Loan #2, increasing the borrowing base to $155.0 million and extending the maturity date until December 2003, and amending its covenants to be consistent with those contained in the Fleet Revolving Facility agreement (including the amended covenants described above). The Fleet Term Loan #2continues to bear interest at LIBOR plus 115 basis points, based on the Company's current debt rating.

        On October 7, 2002, the Company repaid the $50.0 million outstanding under its Fleet Term Loan #1, and that loan was cancelled and retired.

        Clearwater Mall, located in Clearwater, Florida is currently being redeveloped through a joint venture with The Sembler Company as a large, open-air community shopping center, encompassing approximately 740,000 square feet of retail space. On October 11, 2002, the Company sold individual land parcels accounting for approximately 450,000 square feet of anchor space to Costco, Lowe's and Target. The Company then contributed the remaining mall property to the joint venture. Also on October 11, 2002, the joint venture closed an approximately $36.0 million construction loan with Wells Fargo. The Company received approximately $28.0 million from the land sales and loan transaction and does not anticipate that it will be required to make any additional capital contributions to complete the project.

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

        On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the "CenterAmerica Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. Accordingly, the Company's results of operations for the three and nine months ended September 30, 2002 include the results of operations from the CenterAmerica Acquisition.

        During the nine months ended September 30, 2002, the Company acquired two properties, Superior Marketplace and Whitestown Plaza. Additionally, during the fourth quarter of 2001, the Company acquired Arapahoe Crossings (collectively "Other Acquisitions"). Accordingly, the Company's results of operations for the three and nine months ended September 30, 2002 include the results of operations of the Other Acquisitions.

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

Results of operations for the three months ended September 30, 2002 and 2001

  Revenues:

        Rental income increased $21.9 million, or 33.3%, from $65.8 million for the three months ended September 30, 2001 to $87.7 million for the same period in 2002. The CenterAmerica Acquisition resulted in an increase in revenue of approximately $18.0 million, while Other Acquisitions contributed revenue of approximately $1.9 million. Additionally, the Company recognized increased lease settlement income of approximately $1.2 million and approximately $0.8 million from increases in electricity, insurance, protection services and water and sewer revenues. These increases were partially offset by a $1.0 million decrease resulting from the sale of 26 retail properties during fiscal 2001. The remaining increase is attributable to increases in other rental income.

        Expense reimbursements increased $5.5 million, or 38.5%, from $14.3 million for the three months ended September 30, 2001 to $19.8 million for the same period in 2002. The CenterAmerica Acquisition resulted in an increase of approximately $4.3 million, while Other Acquisitions resulted in an increase of $0.4 million. The balance of the change is due to an increase in reimbursable expenses.

        As a result of the CenterAmerica Acquisition and consolidation of ERT, the Company acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company also maintains a joint venture interest in Benbrooke

Ventures. These projects resulted in combined income of approximately $1.2 million, which is recorded in "Equity in income of unconsolidated ventures" for the three months ended September 30, 2002.

  Expenses:

        Total expenses increased $21.6 million, or 36.3%, from $59.5 million for the three months ended September 30, 2001 to $81.1 million for the same period in 2002. The major areas of change are discussed below.

        Operating costs increased $6.3 million, or 47.7%, from $13.2 million for the three months ended September 30, 2001 to $19.5 million for the same period in 2002. The increase is primarily attributable to the CenterAmerica Acquisition, which accounted for $3.6 million of the total increase, and higher insurance expense which increased $1.1 million as a result of higher premiums under the Company's renewed policy and the Company's addition of a higher coverage terrorism clause. Additionally, Other Acquisitions contributed $0.3 million. The remainder of the increase is attributable to increased payroll, advertising, repairs and maintenance.

        Real estate and other taxes increased $4.2 million, or 48.8%, from $8.6 million for the three months ended September 30, 2001 to $12.8 million for the same period in 2002. Approximately $3.4 million and $0.2 million of the increase is attributable to the CenterAmerica Acquisition and Other Acquisitions, respectively. The balance of the increase is due to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2002.

        Interest expense increased $4.5 million, or 22.4%, from $20.1 million for the three months ended September 30, 2001 to $24.6 million for the same period in 2002. Interest expense increased $4.0 million as a result of debt assumed in connection with the CenterAmerica Acquisition. Additionally, the Company's issuance of $250 million of bonds during the second quarter ended June 30, 2002, resulted in an increase in interest expense of $3.8 million. This increase was partially offset by the repayment of $81 million in bonds in May 2002, which resulted in a decrease of $1.6 million. Interest on the Company's revolving credit facilities decreased approximately $0.7 million due to lower outstanding balances as compared to prior year, as well as lower interest rates. Mortgage interest decreased approximately $1.5 million, as a result of payoffs and decreased interest rates. The balance of the increase is attributable to increased amortization of debt issuance costs associated with various debt issued during the year.

        Provision for doubtful accounts increased $1.2 million, or 109%, from $1.1 million for the three months ended September 30, 2001 to $2.3 million for the same period in 2002. This increase reflects the inclusion of expense associated with the CenterAmerica Acquisition of approximately $0.6 million, compounded by reserves of $1.6 million attributable to certain Kmart leases. These increases were partially offset by a $0.7 million decrease attributable to sold properties, as well as reduced reserve levels attributable to lower write-offs.

        Depreciation and amortization expense increased $3.4 million, or 23.8%, from $14.3 million for the three months ended September 30, 2001 to $17.7 million for the same period in 2002. This increase is primarily attributable to the CenterAmerica Acquisition, which accounted for approximately $2.8 million. The balance of the change is attributable to Other Acquisitions.

        General and administrative expenses increased $2.1 million, or 100%, from $2.1 million for the three months ended September 30, 2001 to $4.2 million for the same period in 2002. This increase reflects the inclusion of costs associated with the CenterAmerica Acquisition of approximately $1.6 million. The remainder of the increase is attributable to increased payroll, legal and consulting fees.

  Gain (loss) on Sale of Real Estate:

        During the three months ended September 30, 2001, the Company sold seven properties, two land parcels and one outparcel, which resulted in a gain of approximately $0.7 million.

  Impairment of Real Estate:

        The estimated fair value of certain properties classified as "Real estate held for sale" was less than the book value of these properties. This resulted in an impairment of real estate expense of $8.8 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, impairment expense of $3.0 million is included in discontinued operations as discussed below.

  Discontinued Operations:

        Effective January 1, 2002, the Company adopted SFAS No. 144 (Note 3). This Statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.

        As of September 30, 2002, the Company classified fourteen previously operating properties and one land parcel as "Real estate held for sale" and sold seven properties, including two properties not previously classified as "Real estate held for sale". Accordingly, the results of operations, impairment expense and loss on sale for the three months ended September 30, 2002 of $1.2 million, $3.0 million and $0.3 million, respectively, associated with these properties have been reported as discontinued operations. The results of operations of approximately $1.1 million, as well as the operating results of the Company's garden apartment communities (Note 2), have also been reclassified to "Discontinued Operations" for the same period in 2001.

Results of operations for the nine months ended September 30, 2002 and 2001

  Revenues:

        Rental income increased $52.1 million, or 26.7%, from $195.1 million for the nine months ended September 30, 2001 to $247.2 million for the same period in 2002. The CenterAmerica Acquisition resulted in an increase in revenue of approximately $42.4 million, while Other Acquisitions contributed revenue of $4.8 million. The consolidation of ERT for the full nine months resulted in an increase of approximately $6.7 million and lease settlement income increased by $1.9 million. These increases were partially offset by a $3.7 million decrease resulting from the sale of 26 retail properties ("sold properties") during the nine months ended September 30, 2002.

        Expense reimbursements increased $15.0 million, or 35.2%, from $42.6 million for the nine months ended September 30, 2001 to $57.6 million for the same period in 2002. The CenterAmerica Acquisition resulted in an increase of approximately $10.1 million, while Other Acquisitions contributed $0.8 million and the consolidation of ERT for the full nine months resulted in an additional increase of $1.6 million. The balance of the change is due to an increase in reimbursable expenses, partially offset by a $0.3 million decrease resulting from sold properties.

        Interest, dividend and other revenue decreased approximately $1.9 million, or 17.8%, from $10.7 million for the nine months ended September 30, 2001 to $8.8 million for the same period in 2002. The decrease is primarily attributable to lower amounts of interest income earned from ERT and the Company's development projects. The decrease in interest income from ERT is due to the consolidation of ERT as of July 1, 2001.

        Equity participation in ERT for the nine months ended September 30, 2001 was approximately $(4.3) million. No equity participation has been recorded for the nine months ended September 30, 2002 as ERT was consolidated for financial statement purposes with the Company for periods effective after July 1, 2001 and the results of its operations are reflected in consolidated net income.

        As a result of the CenterAmerica Acquisition and consolidation of ERT, the Company acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects. The Company also maintains a joint venture interest in Benbrooke Ventures. These projects resulted in combined income of approximately $3.7 million, which is recorded in "Equity in income of unconsolidated ventures" for the nine months ended September 30, 2002.

  Expenses:

        Total expenses increased $51.5 million, or 29.0%, from $177.8 million for the nine months ended September 30, 2001 to $229.3 million for the same period in 2002. The major areas of change are discussed below.

        Operating costs increased $15.0 million, or 39.0%, from $38.4 million for the nine months ended September 30, 2001 to $53.4 million for the same period in 2002. The increase is primarily attributable to the CenterAmerica Acquisition and consolidation of ERT, which accounted for $8.5 million and $3.1 million of the increase, respectively. Other Acquisitions resulted in an increase of $0.7 million. Additionally, insurance expense increased approximately $3.3 million as a result of higher premiums under the Company's renewed policy and the Company's addition of a higher coverage terrorism clause. These increases were partially offset by a decrease of $0.6 million attributable to sold properties.

        Real estate and other taxes increased $9.3 million, or 36.2%, from $25.7 million for the nine months ended September 30, 2001 to $35.0 million for the same period in 2002. Approximately $7.5 million and $0.6 million of the increase are attributable to the CenterAmerica Acquisition and ERT consolidation, respectively, while Other Acquisitions accounted for $0.6 million of the increase. The balance of the increase is due to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2002.

        Interest expense increased $7.6 million, or 12.5%, from $60.8 million for the nine months ended September 30, 2001 to $68.4 million for the same period in 2002. Debt assumed in connection with the CenterAmerica Acquisition accounted for an increase of approximately $9.5 million. Interest on unsecured notes increased approximately $2.0 million due to the issuance of $250 million of bonds during the second quarter ended June 30, 2002, which was partially offset by the payoff of $81 million of bonds on May 15, 2002. Amortization of debt issuance costs increased approximately $1.8 million. These increases were partially offset by decreased mortgage interest of approximately $3.0 million and decreased interest on the Company's variable rate credit facilities of approximately $1.5 million. The decreases are attributable to lower interest rates on the Company's variable rate credit facilities and mortgages, as well as the pay down of the credit facilities and mortgages with the proceeds from the sale of the garden apartment portfolio, the stock offering and the bond issuance. These decreases were further compounded by increased capitalization of interest of approximately $1.2 million due to the increase in redevelopment projects during 2002.

        Provision for doubtful accounts increased $2.4 million, or 51.1%, from $4.7 million for the nine months ended September 30, 2001 to $7.1 million for the same period in 2002. This increase reflects the inclusion of expenses associated with the CenterAmerica Acquisition and consolidation of ERT of approximately $1.6 million and $1.0 million, respectively, compounded by increased reserves attributable to certain Kmart leases. These increases were partially offset by reduced reserve levels attributable to lower write-offs.

        Depreciation and amortization expense increased $10.6 million, or 25.5%, from $41.5 million for the nine months ended September 30, 2001 to $52.1 million for the same period in 2002. This increase is primarily attributable to the CenterAmerica Acquisition and ERT consolidation, which accounted for approximately $6.4 million and $3.3 million, respectively. Other Acquisitions resulted in an increase of $0.9 million. These increases are partially offset by a decrease of $0.5 million attributable to sold properties. The balance of the change is attributable to increased capital spending during 2002.

        General and administrative expenses increased $6.5 million, or 95.6%, from $6.8 million for the nine months ended September 30, 2001 to $13.3 million for the same period in 2002. This increase reflects the inclusion of costs associated with the CenterAmerica Acquisition of approximately $2.6 million, as well as approximately $1.8 million of franchise tax expense, resulting from newly passed Pennsylvania tax legislation. The balance of the increase is attributable to increased legal and consulting costs, as well as depreciation expense on non-real estate assets.

  Gain (loss) on Sale of Real Estate:

        The Company sold one outparcel and one land parcel during the nine months ended September 30, 2002. The sale of these properties resulted in a gain of approximately $0.4 million. The Company sold 14 properties, four land parcels and one outparcel during the same period in 2001 which resulted in a loss of approximately $0.7 million.

  Impairment of Real Estate:

        The estimated fair value of certain properties classified as "Real estate held for sale" was less than the book value of these properties. This resulted in an impairment of real estate expense of $12.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, impairment expense was $16.6 million, of which $14.8 million is included in discontinued operations, as discussed below.

  Discontinued Operations:

        Effective January 1, 2002, the Company adopted SFAS No. 144 (Note 3). This Statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. As of September 30, 2002, such properties generated approximately $3.7 million, $14.8 million and $1.3 million in results of operations, impairment expense and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations. The results of operations for these properties, as well as the operating results of the Company's garden apartment communities (Note 2), have also been reclassified to "Discontinued Operations" for the same period in 2001.

Same Property Analysis

        Included in the Company's consolidated results of operations are the results of operations of properties that have been owned for the full periods presented ("Same-Store Properties"). The Same-Store Properties results exclude the results of operations of properties that have undergone or are undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented. Same-Store Properties financial information and statistics are as follows (in thousands, except for number of properties included in analysis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Number of properties included in analysis	223	223	222	222
Percent leased (weighted average)	89.9%	91.8%	90.3%	92.2%
Rental revenues:
Rental income	$57,986	$58,150	$172,414	$174,578
Percentage rents	1,627	1,262	5,235	5,086
Expense reimbursements	13,376	11,575	41,523	37,701

Total rental revenues	72,989	70,987	219,172	217,365

Expenses:
Operating costs	13,202	11,773	38,227	35,570
Real estate and other taxes	7,688	7,301	22,616	21,916
Provision for doubtful accounts	1,117	463	4,326	4,104

Total expenses	22,007	19,537	65,169	61,590

Net operating income	$50,982	$51,450	$154,003	$155,775

Results of Operations for the three months ended September 30, 2002 and 2001

  Revenues:

        Rental income for the Same-Store Properties decreased $0.2 million, or 0.3%, from $58.2 million for the three months ended September 30, 2001 to $58.0 million for the same period in 2002. The decrease results primarily from a 1.9% decline in occupancy, 1.3% of which is attributable to the four Kmart leases that were rejected in bankruptcy.

        Expense reimbursements increased $1.8 million, or 15.5%, from $11.6 million for the three months ended September 30, 2001 to $13.4 million for the same period in 2002. This increase is due primarily to the recovery of an increased amount of total property expenses in 2002, as well as increased tenant billings, partially offset by a decrease of $0.3 million attributable to the four Kmart leases which were rejected in bankruptcy.

  Expenses:

        Total expenses increased $2.5 million, or 12.8%, from $19.5 million for the three months ended September 30, 2001 to $22 million for the same period in 2002. The major areas of change are discussed below.

        Operating expenses increased $1.4 million, or 11.9%, from $11.8 million for the three months ended September 30, 2001 to $13.2 million for the same period in 2002. This increase is primarily attributable to increased insurance expense as a result of higher premiums under the Company's renewed policy, and the Company's addition of increased terrorism coverage.

        Real estate and other taxes increased $0.4 million, or 5.5%, from $7.3 million for the three months ended September 30, 2001 to $7.7 million for the same period in 2002. This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2002.

        Provision for doubtful accounts increased $0.7 million, or 141%, from $0.5 million for the three months ended September 30, 2001 to $1.1 million for the same period in 2002. This increase is primarily attributable to a $1.6 million reserve related to the four Kmart leases that were rejected in bankruptcy, which was partially offset by reduced reserve levels attributable to lower write-offs.

Results of Operations for the nine months ended September 30, 2002 and 2001

  Revenues:

        Rental income for the Same-Store Properties decreased $2.2 million, or 1.3%, from 174.6 million for the nine months ended September 30, 2001 to $172.4 million for the same period in 2002. The decrease results primarily from a decrease of $0.8 million as a result of the four Kmart leases that were rejected in bankruptcy combined with general decreases in occupancy levels at these properties.

        Expense reimbursements increased $3.8 million, or 10.4%, from $5.1 million for the nine months ended September 30, 2001 to $5.2 million for the same period in 2002. This increase is due to primarily to the recovery of an increased amount of total property expenses in 2002, as well as increased tenant billings, partially offset by a decrease of $0.6 million attributable to the four Kmart leases which were rejected in bankruptcy.

  Expenses:

        Total expenses increased $3.6 million, or 5.8%, from $61.6 million for the nine-months ended September 30, 2001 to $65.2 million for the same period in 2002. The major areas are discussed below.

        Operating expenses increased $2.6 million, or 7.3%, from $35.6 million for the nine months ended September 30, 2001 to $38.2 million for the same period in 2002. This increase is primarily attributable to increased insurance expense as a result of higher premiums under the Company's renewed policy, and the Company's addition of increased terrorism coverage.

        Real estate and other taxes increased $0.7 million, or 3.2%, from $21.9 million for the nine months ended September 30, 2001 to $22.6 million for the same period in 2002. This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2002.

        Provision for doubtful accounts increased $0.2 million, or 4.9%, from $4.1 million for the nine-months ended September 30, 2001 to $4.3 million for the same period in 2002. This increase is primarily attributable to a $2.8 million reserve related to the four Kmart leases that were rejected in bankruptcy, partially offset by reduced reserve levels attributable to lower write-offs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income	$29,791	$23,061	$82,540	$78,045
Add:
Depreciation and amortization
Continuing operations real estate assets(1)	18,040	14,382	53,119	44,426
Discontinued operations real estate assets	79	3,419	592	9,100
Impairment of real estate
Impairment of real estate	—	8,774	1,750	12,891
Impairment of real estate held for sale	2,958	—	14,812	—
Deduct:
Preferred Dividends	(4,859)	(5,660)	(16,164)	(16,979)
Loss (gain) on the sale of real estate(2)	—	63	(202)	702
Loss (gain) on the sale of discontinued operations	284	(1,500)	(1,338)	(1,500)

Funds from operations — basic	46,293	42,539	135,109	126,685
Add:
Preferred A dividends	—	801	1,587	2,402
Minority interest in income of consolidated partnership	74	215	418	641

Funds from operations — diluted	$46,367	$43,555	$137,114	$129,728

Cash flow provided by operating activities	$60,912	$9,727	$180,323	$160,509
Cash flow (used in) provided by investing activities	(97)	345,032	(395,685)	348,620
Cash flow (used in) provided by financing activities	(70,652)	(480,726)	214,583	(389,328)
Weighted average of common shares outstanding — diluted	97,934	90,674	97,365	90,592

Note—Preferred A shares have a dilutive effect for FFO calculations. On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock.

(1)
Includes pro rata share of joint venture projects.
(2)
Excludes gain/loss on sale of land.

Liquidity and Capital Resources

        As of September 30, 2002, the Company had approximately $21.6 million in available cash, cash equivalents, restricted cash and marketable securities. As a REIT, the Company is required to distribute at least 90% of its taxable income to its stockholders on an annual basis. Therefore, as a general matter, it is unlikely that the Company will have any substantial cash balances that could be used to meet its liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

  Short-Term Liquidity Needs

        The Company's short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with its portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on its outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends and distributions that the Company pays to its common and preferred stockholders and unit holders. Historically, the Company has satisfied these requirements principally through cash generated from operations. The Company believes that cash generated from operations will continue to be sufficient to meet its short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on the Company's cash flow.

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

        As a general matter, the Company believes that the current economic downturn in the United States generally has not had a material adverse effect on its performance thus far. However, continuation of the current downturn could negatively impact the Company's operating results in the future, depending on the magnitude and length of the downturn.

        On January 22, 2002, Kmart Corporation ("Kmart"), the Company's second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Since the bankruptcy filing (i) leases at six of the Company's locations were rejected, (ii) the designation rights with respect to one Company lease location were acquired by a third party and (iii) the Company has entered into agreements with Kmart to reduce the rent at four additional Company store locations. The Company's 35 Kmart locations (excluding the six rejected locations but including the four locations where rental reductions were agreed to and the one designation rights location) contain a total of 3.3 million square feet of gross leasable area, or approximately 7.1% of the Company's total gross leasable area. As of September 30, 2002, Kmart's annualized base rent for these 35 locations (taking into account the agreed to rental reductions) was $13.5 million, or approximately $4.15 per square foot.

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

        As described elsewhere, the Company has entered into a definitive agreement with Equity Investment Group to acquire 58 community and neighborhood shopping centers. This portfolio has one Kmart store that contains approximately 83,000 square feet of gross leasable area, the annualized base rent for which was approximately $137,000 (or approximately $1.65 per square foot) as of September 30, 2002.

        The Company does not believe that there are any other pending tenant bankruptcies that are likely to materially affect the Company's rental revenues.

        In November 2002, the Company announced that it had entered into a definitive agreement with Equity Investment Group, a private retail focused REIT, to acquire a portfolio of 58 community and neighborhood shopping centers for approximately $437 million (the "EIG Acquisition"). The purchase price consists of the assumption of approximately $152 million of outstanding indebtedness, the issuance of approximately $25 million of units in a partnership controlled by the Company and approximately $260 million of cash. The Company anticipates that the cash portion of the purchase price will be financed through additional borrowings under its Fleet Revolving Facility.

        In addition, in March 2002, the Company completed the CenterAmerica Acquisition, which increased the net rentable area of the Company's properties by more than 27%. As a result of this acquisition, the Company will incur substantial additional expenses that are attributable to the operation of these properties. The Company also assumed or incurred approximately an additional $543 million of debt to finance the transaction. While the Company believes that the cash generated by these newly-acquired properties will more than offset the operating expenses and interest expense associated with these properties, it is possible that these properties may not perform as well as expected, and as a result the Company's cash needs may increase.

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

        The Company has established a stock repurchase program under which it may repurchase up to $75 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. As of September 30, 2002, approximately 2,150,000 common shares have been repurchased under this program at an average purchase price of $15.30 per share.

        The Company has also established a repurchase program under which it may repurchase up to $125 million of the Company's outstanding preferred stock and public debt from time to time through periodic open market transactions or through privately negotiated transactions. As of September 30, 2002, no purchases have been made under this program.

        On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all outstanding shares of its Series A Cumulative Convertible Preferred Stock. Each share of Series A stock was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share. The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption. Such discount has been reflected as an adjustment to earnings attributable to common shareholders in the three and nine months ended September 30, 2002.

        The current quarterly dividend on the Company's common stock is $0.4125 per share. The Company also pays regular quarterly dividends on its preferred stock. The maintenance of these dividends is subject to various factors, including the discretion of the Board of Directors, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of the Company's taxable income to be distributed to stockholders. One of the Company's partnerships also makes distributions to certain non-affiliated third-party partners.

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

        Based on management's internal evaluation of the Company's properties, the estimated value of the Company's properties is well above the outstanding amount of mortgage debt encumbering the properties. Therefore, at this time, the Company believes that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in the Company's unsecured debt instruments.

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

        The Company has selectively effected asset sales to generate cash proceeds. In particular, in September 2001 the Company sold its portfolio of apartment properties and generated gross proceeds of approximately $380 million. Also in 2001, the Company sold or monetized other assets that raised an additional $84 million in gross proceeds. During the three and nine months ended September 30, 2002, the Company sold assets that raised approximately $17.4 million and $34.3 million, respectively, in gross proceeds. The Company's ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. The Company's ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

        The following table summarizes all of the Company's long-term contractual cash obligations, excluding interest, as of September 30, 2002 (in thousands):

Contractual Cash Obligations	Remainder of 2002	2003	2004	2005	2006	Thereafter	Total
Long-Term Debt(1)	$53,352	$306,075	$120,101	$167,126	$9,342	$812,688	$1,468,684
Capital Lease Obligations	71	302	326	351	378	27,533	28,961

Subtotal	53,423	306,377	120,427	167,477	9,720	840,221	1,497,645

Operating Leases	327	1,561	1,200	1,178	166	9,112	13,544

Total	$53,750	$307,938	$121,627	$168,655	$9,886	$849,333	$1,511,189

(1)
Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

        In October 2002, the Company repaid $50 million outstanding under its Fleet Term Loan #1 (due November 2002) through a draw under the Fleet Revolving Facility. The balance of the 2002 long-term debt obligations, which consist of scheduled amortization, will be paid through operating cash flow.

        As described elsewhere, in November 2002, the Company increased the borrowing base of its Fleet Term Loan #2 by $30 million and extended the maturity date until December 31, 2003. The additional borrowings under this facility were used to pay down a portion of the outstanding balance under the Fleet Revolving Facility. The Company anticipates re-drawing approximately $260 million under the Fleet Revolving Facility in order to finance the cash portion of the EIG Acquisition price. The Company currently intends to pay down approximately $194.5 million of the balance outstanding under the Fleet Revolving Facility with proceeds generated from the sale of five factory outlet centers. The pay down of the Fleet Revolving Facility is expected to facilitate the repayment of the Fleet Term #2 in December 2003. The Company currently anticipates exercising the second of three one-year extension options on its $110.5 million of mortgage indebtedness that matures in July 2003 at the appropriate time. The extension right is subject to compliance with certain financial covenants that the Company believes will be satisfied. The Company intends to repay $49 million issued under the Company's medium term note program that matures in November 2003 either through a draw under the Fleet Revolving Facility or from the proceeds generated through the issuance of public offerings of unsecured debt or private issuance of secured or unsecured debt or from a combination thereof. With respect to the $12.7 million of other mortgage loans due in 2003, the Company intends to repay amounts outstanding through draws under the Fleet Revolving Facility. The balance of the 2003 long-term debt obligations consist of scheduled amortization which will be paid from operating cash flow.

        The following table summarizes certain terms of the Company's senior unsecured credit facilities as of September 30, 2002.

Loan	Amount of Facility	Amount Drawn as of September 30, 2002		Interest Rate as of September 30, 2002(1)	Maturity Date
	(in thousands)	(in thousands)
Fleet Term Loan #1	$50,000	$50,000	(2)	LIBOR plus 115 bp	November 2002
Fleet Term Loan #2(3)	125,000	125,000		LIBOR plus 115 bp	March 2003
Fleet Revolving Facility	350,000	10,000		LIBOR plus 105 bp	April 2005

Total	$525,000	$185,000

(1)
The Company incurs interest using a 30-day LIBOR rate, which was 1.81% as of September 30, 2002.
(2)
As noted above, this amount was repaid in October 2002.
(3)
On November 6, 2002, the Company increased the maximum amount available under this facility to $155 million and extended the maturity date to December 2003.

        The Fleet Revolving Facility and the Fleet Term Loan #2 require that the Company maintain certain financial coverage ratios. These coverage ratios currently include (taking into account amendments effected in November 2002):

  •
  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1
  •
  EBITDA to fixed charges ratio of at least 1.75:1
  •
  minimum tangible net worth of approximately $1.3 billion
  •
  total debt to total adjusted assets of no more that 55% (57.5% until the earlier of December 31, 2003 or the date on which the Company has completed, from and after November 6, 2002, asset sales of at least $190 million)
  •
  total secured debt to total adjusted assets of no more than 40%
  •
  unsecured debt to unencumbered assets value ratio of no more than 55% (57.5% until the earlier of December 31, 2003 or the date on which the Company has completed, from and after November 6, 2002, asset sales of at least $190 million)
  •
  book value of ancillary assets to total adjusted assets of no more than 25%
  •
  book value of new construction assets to total adjusted assets of no more than 15%
  •
  FFO payout ratio no greater than 95%

        To facilitate the EIG Acquisition, on November 6, 2002, the Company entered into amendments to its Fleet Revolving Facility and its Fleet Term Loan #2. Under these amendments, certain of the Company's financial covenants were modified. In particular, the banks agreed, effective as of the closing of the proposed acquisition, to raise the limit on the Company's permitted consolidated total indebtedness from 55% of total capital to 57.5% of total capital, and to raise the limit on the

Company's permitted consolidated unsecured indebtedness from 55% of the value of its unencumbered assets to 57.5% of the value of its unencumbered assets. In both cases, the increased debt levels are permitted only until the earlier of December 31, 2003, or such time as the Company engages in assets sales from and after November 6, 2002 that raise a total of at least $190 million of net proceeds.

        Under the terms of each of Fleet Term Loan #2 and the Fleet Revolving Facility, the respective covenants would be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility entered into by the Company.

        The Company also has issued approximately $865 million of indebtedness under three public indentures. These indentures also contain covenants that require that the Company maintain certain financial coverage ratios, which covenants generally are less onerous than the covenants contained in the Company's senior unsecured credit facilities, as described above.

        As of September 30, 2002, the Company was in compliance with all of the financial covenants under the then existing credit facilities and its public indentures, and the Company believes that it will continue to remain in compliance with the covenants of all credit facilities now in existence and its public indentures. However, if the Company's properties do not perform as expected, or if unexpected events occur that require the Company to borrow additional funds, compliance with these covenants may become difficult and may restrict the Company's ability to pursue certain business initiatives. In addition, these financial covenants may restrict the Company's ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact the ability of the Company to pursue growth initiatives.

        In addition to the Company's existing credit facilities and public indebtedness, the Company had approximately $505 million of mortgage debt outstanding as of September 30, 2002 having a weighted average interest rate of 6.5% per annum and $784 million of notes payable with a weighted average interest rate of 6.9% per annum.

        On October 11, 2002, the Company sold individual land parcels accounting for approximately 450,000 square feet of anchor space at Clearwater Mall, in Clearwater, Florida, to Costco, Lowe's and Target. The Company then contributed the remaining mall property to its previously announced joint venture with The Sembler Company. The joint venture is currently redeveloping the property as a 740,000 square foot open-air community shopping center. Also on October 11, 2002, the joint venture closed a construction loan with Wells Fargo for approximately $36 million. The Company received approximately $28 million from the land sales and loan transaction and does not anticipate that it will be required to make any additional capital contributions to complete the project.

        The Company has established a comprehensive redevelopment and outparcel development program under which properties are identified for substantial renovation or expansion where the Company believes attractive returns can be generated from the investment. The Company currently has identified 21 community and neighborhood shopping centers for redevelopment and two outparcel development activities that are expected to cost approximately $61.1 million, all of which is expected to be incurred by June 2004. As of September 30, 2002, $18.1 million had been expended on redevelopment projects completed in 2002. In addition, the Company recently began a redevelopment project at one regional mall (Clearwater Mall) and expects to proceed with a redevelopment project at another regional mall before the end of 2002. The costs at the Clearwater Mall project will be funded through anchor tenant contributions and a third party construction loan, and the costs relating to the other mall project are expected to be funded from existing cash flow, land sales at that project and from draws under the Company's Fleet Revolving Facility.

  Off-Balance Sheet Financing Matters

        In a few cases, the Company has made commitments to provide funds to joint ventures and third parties under certain circumstances or otherwise guaranteed obligations of others that do not show up on the Company's financial statements as liabilities. In other cases, the Company is a joint venture partner with third parties, and the liabilities associated with those joint ventures do not show up as liabilities on the Company's financial statements. The following is a brief summary of the material contractual obligations that the Company had entered into as of September 30, 2002 that are not reflected as liabilities on the Company's financial statements:

    •
    Benbrooke Ventures. The Company has an investment in a joint venture which owns three community shopping centers located in Dover, Delaware, Fruitland, Maryland and Spotsylvania, Virginia. Under the terms of this joint venture, the Company has a 50% interest in the venture. While the Company has no obligation to contribute additional capital to the joint venture, the Company has agreed to contribute its pro rata share (80%) of any capital that might be required if the joint venture were to need capital. As of September 30, 2002, the book value of the Company's investment in Benbrooke Ventures was approximately $8.5 million.

    •
    CA New Plan Venture Fund. In connection with the CenterAmerica Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor. The joint venture had loans outstanding of approximately $86.3 million as of September 30, 2002. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required if the joint venture were to need capital, up to a maximum amount of $8.3 million, of which approximately $5.7 million has been contributed as of September 30, 2002.

    •
    Preston Ridge Joint Venture. ERT, the Company's development subsidiary, has an investment in a joint venture that owns a community shopping center in Frisco, Texas known as The Centre at Preston Ridge. The joint venture had loans outstanding of approximately $70 million as of September 30, 2002. While the Company has no obligation to contribute additional capital to the joint venture, the Company has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of September 30, 2002, the book value of the Company's investment in the Preston Ridge joint venture was approximately $38.1 million.

    •
    Vail Ranch II Joint Venture. The Company has an investment in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development. The joint venture had third-party loans outstanding of approximately $8.9 million as of September 30, 2002. The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property. Other than amounts required under the loan guaranty, the Company has no obligation to contribute additional capital to the joint venture however, it has agreed to contribute its pro rata share (50%) of any capital that might be required if the joint venture were to need capital. As of September 30, 2002, the book value of the Company's investment in the Vail Ranch II joint venture was approximately $1.3 million.

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

    •
    Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, under certain circumstances, the Company could be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2002, the Company had mortgage loans outstanding of approximately $504.7 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $165.2 million.

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2002, the Company had approximately $129.7 million of outstanding floating rate mortgages payable. In addition, the Company had $185 million outstanding as of September 30, 2002 in connection with floating rate borrowings under credit facilities. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $1.5 billion of outstanding total debt of the Company, the approximately $3.3 billion of total assets of the Company and the approximately $3.5 billion market capitalization of the Company's common stock as of that date.

        On October 11, 2000, the Company entered into a two-year swap agreement with Fleet National Bank relating to $125 million of the Company's variable rate debt. As a result of the Company's sale of its garden apartment portfolio, the swap agreement was reduced from $125 million to $75 million. The agreement effectively fixes the annual interest rate of this debt at a base rate of 6.67% plus applicable spreads associated with the Company's variable rate credit facilities. This agreement expired in October 2002. The Company has also entered into two other hedging agreements; a cap agreement which reduces the Company's interest rate exposure, and a reverse arrears swap agreement under which the Company will receive the difference between the fixed rate of the swap, 4.357%, and the floating rate options, which is the six-month LIBOR rate, in arrears. Hedging agreements enable the Company to convert floating rate liabilities into fixed rate liabilities. Hedging agreements expose the Company to the risk that the counterparties to such agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company enters into are major financial institutions. The Company may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of existing hedging agreements or any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which would adversely affect cash flow and the ability of the Company to service its debt. Future decreases in interest rates will increase the Company's interest expense as compared to the floating rate debt underlying the Company's hedging agreements and could result in the Company making payments to unwind such agreements.

        If market rates of interest on the Company's variable rate debt increase by 1%, the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $3.1 million. If market rates of interest increase by 1%, the fair value of the Company's total outstanding debt would decrease by approximately $15 million. If market rates of interest on the Company's variable rate debt decrease by 1%, the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $3.1 million. If market rates of interest decrease by 1%, the fair value of the Company's total outstanding debt would increase by approximately $15 million.

        As of September 30, 2002, the Company had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 6.                        EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  12.1
  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

  (b)
  During the period covered by this report the Company filed the following reports on Form 8-K:

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer
By:	/s/ JOHN B. ROCHE John B. Roche Chief Financial Officer and Executive Vice President

CERTIFICATION

I, Glenn J. Rufrano, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of New Plan Excel Realty Trust, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer

CERTIFICATION

I, John B. Roche, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of New Plan Excel Realty Trust, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JOHN B. ROCHE John B. Roche Chief Financial Officer

QuickLinks

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Three Months and Nine Months Ended September 30, 2002 and 2001 (In thousands, except per share amounts)
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS September 30, 2002 and December 31, 2001 (In thousands, except per share amounts)
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2002 and 2001 (Unaudited, in thousands)
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note 1: Summary of Significant Accounting Policies
  Note 2: Acquisition and Dispositions
  Note 3: Income from Other Discontinued Operations
  Note 4: Real Estate Held for Sale
  Note 5: ERT Development Corporation
  Note 6: Pro Forma Information
  Note 7: Investments in/Advances to Unconsolidated Ventures
  Note 8: Debt Obligations
  Note 9: Risk Management and Use of Financial Instruments
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION