Form 10-K
period 2002-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2003-03-06
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to

Commission File Number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-0160389
(State of Incorporation)	(I.R.S. Employer Identification No.)

1120 Avenue of the Americas New York, NY 10036	(212) 869-3000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	New York Stock Exchange
Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☒ NO ☐

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $1,980,241,000 as of June 28, 2002, based on the closing price of $20.83 on the NYSE on that date.

As of March 3, 2003, the number of shares of common stock of the Registrant outstanding was 96,927,402.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

                This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the “Registrant” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions, including the ability of the general economy to recover timely from the current economic downturn; the competitive environment in which we operate; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; the level and volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; the ability to maintain our status as a REIT for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-K and, from time to time, in the other reports we file with the SEC or in other documents that we publicly disseminate.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business

General

We are one of the nation’s largest owners and managers of community and neighborhood shopping centers.  As of December 31, 2002, we owned 394 properties in 35 states.  Our properties include 349 community and neighborhood shopping centers with approximately 49 million square feet of gross leasable area and 45 other related retail assets with approximately three million square feet of gross leasable area.  The occupancy rate of our properties was approximately 90% as of December 31, 2002.

We are a self-administered and self-managed equity REIT that was formed in 1972 and is now incorporated in Maryland.

Refocus on Retail Franchise

In November 2000, we announced a long-term business plan designed to leverage our expertise, critical mass and working infrastructure in the community and neighborhood shopping center sector.  Our strategy is to own and manage a quality portfolio of commercial retail properties, a majority of which are community and neighborhood shopping centers that will provide increasing cash flow while protecting investor capital and providing potential for capital appreciation.  We seek to implement this strategy by:

•                  aggressively managing, and where appropriate, redeveloping and upgrading our properties,

•                  making selective acquisitions of well-located community and neighborhood shopping centers, either on an individual basis or in portfolio transactions,

•                  effecting non-strategic asset dispositions and recycling the capital created by those transactions, and

•                  continuing to maintain a strong and flexible financial position to facilitate growth.

By focusing our portfolio on community and neighborhood shopping centers with anchors and other tenants providing “everyday necessities,” we believe that our risk from changing shopping patterns due to economic cycles is minimized.

Aggressive Management

We aggressively manage our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants.  We regularly monitor the physical condition of our retail properties and the financial condition of our retail tenants.  We follow a schedule of regular physical maintenance at our retail properties with a view towards tenant expansions, renovations and refurbishing to preserve and increase the value of these properties.  In connection with these efforts, we have six regional offices and 14 satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area, and we are currently improving the general appearance of certain of our properties by upgrading existing facades and roofs, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting.  In addition, we remain focused on enhancing our property management skills and our internal capabilities, systems and infrastructure.  In this regard, at the beginning of the year, we implemented JD Edwards One World, a state-of-the-art accounting, financial and property management system.

We seek to increase the cash flow and portfolio value of our existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at higher rents, expansion and redevelopment of existing properties and the minimization of overhead and operating costs.  During 2002, we invested $11 million in deferred maintenance in our properties in order to maintain and improve their competitive market position, which completed our two-year, $25 million deferred maintenance program.  We also completed 23 redevelopment projects in 2002, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $38 million.  Our current pipeline is comprised of an additional 17 redevelopment projects, including 16 community and neighborhood shopping centers and one enclosed regional mall project, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $82 million.

Acquisition of Properties

We intend to focus on retail properties, primarily community and neighborhood shopping centers that generate stable cash flows and present the opportunity for value appreciation.  We may seek to expand our portfolio by making selective, opportunistic acquisitions of individual properties and portfolios of well-located community and neighborhood shopping centers and other retail properties.

An example of the implementation of this strategic focus is our March 2002 acquisition of 92 community and neighborhood shopping centers from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II, L.P.  The 92 shopping centers contain an aggregate of approximately 10.4 million square feet of gross leasable area.  As part of the transaction, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  The joint venture currently owns 14 grocery-anchored shopping centers located in six states.  The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt.

In addition, in December 2002, we also acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT.  The acquisition of one additional shopping center from Equity Investment Group was completed in January 2003.  The 58 shopping centers contain an aggregate of approximately 7.9 million square feet of gross leasable area.  The aggregate purchase price for the acquisition was approximately $437 million, consisting of approximately $263 million in cash, the assumption of approximately $149 million of outstanding debt and the issuance of approximately $25 million of units in a partnership that we control.

We also expanded our portfolio by opportunistically acquiring two individual properties in separate transactions during the second half of the year for an aggregate of $75 million.  The two acquired properties were grocery-anchored community shopping centers located in Colorado and Ohio, within our existing regional concentrations.

Disposition of Properties

We generally hold our properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of our business.  However, we continually analyze each asset in our portfolio and identify those properties that can be sold or exchanged for optimal sales prices or exchange values, given prevailing market conditions and the particular characteristics of each property. Through this strategy, we seek to continually update our core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying capital into newer properties or properties where our aggressive management techniques may maximize property values.  We may engage from time to time in like-kind property exchanges, which allow us to dispose of properties and redeploy proceeds in a tax efficient manner.

As part of our long-term business plan announced in November 2000, we announced plans to dispose of, over time, certain shopping centers and certain non-strategic assets, including our single tenant and miscellaneous properties, our garden apartment communities and our factory outlets, in order to refocus on our retail franchise.  In September 2001, we sold our entire garden apartment portfolio for approximately $380 million of gross proceeds.  The proceeds were used to satisfy existing mortgage debt encumbering the apartment portfolio, pay down other outstanding debt and to fund a portion of the acquisition of the Arapahoe Crossings shopping center in October 2001.  In the fourth quarter of 2002, we sold five of our six factory outlets centers for approximately $195 million of gross proceeds.  The proceeds were used to fund a portion of the acquisition of the Equity Investment Group portfolio.  We also continue to generate proceeds from certain of our joint venture projects and notes receivable, as well as engage in specific capital transactions within our joint ventures.  In total during 2002, excluding the sale of five of our factory outlet centers, we generated proceeds of approximately $170 million.

Financing Strategy

We intend to finance future acquisitions with the most advantageous sources of capital available to us at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of properties or joint venture interests. We also may enter into joint ventures with institutions to acquire large properties or portfolios, reducing the amount of capital required by us to make such investments. Our financing strategy is to maintain a strong and flexible financial position by:

•                  maintaining a prudent level of leverage in order to maintain current credit ratings,

•                  maintaining a large pool of unencumbered properties, and

•                  managing our exposure to interest rate risk from our floating rate debt.

Recent Developments

Kmart Bankruptcy

On January 22, 2002, Kmart Corporation, our second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  Since the bankruptcy filing:

•                  leases at seven locations where Kmart is our lessee were rejected,

•                  Kmart indicated that it intends to close six additional locations at our properties on or about March 31, 2003, and

•                  we entered into agreements with Kmart to reduce rent at four of our store locations effective July 1, 2002 and at six of our other store locations effective April 1, 2003; however, two of the store locations where rent reductions were effective July 1, 2002 are included in the six store locations scheduled to close on or about March 31, 2003, resulting in eight store locations where we have agreed to rent reductions.

As of December 31, 2002, Kmart was our lessee at 36 locations (excluding the seven rejected lease locations described above) that contain a total of 3.3 million square feet of gross leasable area, or approximately 6.5% of our total gross leasable area as of that date.  As of December 31, 2002, Kmart’s scheduled annualized base rent for these 36 locations was $13.7 million, or approximately $4.09 per square foot, not taking into account the rental reductions agreed to at the six locations effective April 1, 2003, which are not material.

Issuance of Public Equity

On January 29, 2002, we completed a public offering of 6.9 million shares of our common stock at $18.52 per share.  The net proceeds to us from the offering were approximately $121 million, and were used initially to pay down amounts outstanding under our then existing revolving credit facilities (which amounts were subsequently re-drawn to finance the CenterAmerica Acquisition discussed below).

CenterAmerica Portfolio Acquisition

On March 1, 2002, we acquired a portfolio of 92 community and neighborhood shopping centers from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II, L.P. (the “CenterAmerica Acquisition”).  The 92 shopping centers contain an aggregate of approximately 10.4 million square feet of gross leasable area.  As part of the transaction, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  The joint venture currently owns 14 grocery-anchored shopping centers located in six states.  The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt.  The cash component of the acquisition was financed with the proceeds of our January 2002 public equity offering and with borrowings under our then existing credit facilities and a term loan facility discussed below.

Term Loan Facility

On March 1, 2002, we entered into a $125 million senior unsecured term loan facility with Fleet National Bank (the “Fleet Term Loan”).  Proceeds of the loan were used to finance a portion of the CenterAmerica Acquisition.  The facility was scheduled to mature on February 28, 2003.  On November 6, 2002, we amended the facility, increasing the loan to $155 million and extending the maturity date until December 31, 2003.  We also amended the covenants to be consistent with those contained in our $350 million senior unsecured revolving credit facility discussed below.  The term loan facility bears interest, at our option, at either LIBOR plus a spread based upon our credit ratings, which spread is currently 115 basis points, or at the higher of Fleet National Bank’s prime rate (plus 25 basis points in specified circumstances) or 50 basis points above the federal funds rate.  As of December 31, 2002, the facility was fully drawn.

Management Addition

On March 1, 2002, Scott MacDonald was appointed as our President and Chief Operating Officer.  He was previously the Chief Executive Officer and President of CenterAmerica Property Trust, L.P.

New Revolving Credit Facility

On April 26, 2002, we entered into a new $350 million senior unsecured revolving credit facility (the “Fleet Revolving Facility”), refinancing our then existing $245 million of senior unsecured revolving credit facilities.  The facility currently bears interest at LIBOR plus 105 basis points, subject to adjustment based on changes to our current credit ratings, and matures on April 25, 2005, with a one-year extension option.  As of December 31, 2002, there was $75 million outstanding under the facility.

Issuance of Senior Unsecured Notes

On June 11, 2002, we issued $250 million of 5.875% senior unsecured notes.  The notes are due on June 15, 2007.  Net proceeds from the offering were used to repay a portion of the borrowings under the Fleet Revolving Facility.

Redemption of Series A Preferred Stock

On July 15, 2002, we redeemed all outstanding shares of our 8 ½% Series A Cumulative Convertible Preferred Stock.  Each share was redeemed for 1.24384 shares of our common stock and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent price of $20.10 per share.

Superior Marketplace Acquisition

On July 31, 2002, we acquired Superior Marketplace from The Ellman Companies for approximately $14 million in cash and the satisfaction of $38 million of notes receivable and accrued interest.  Superior Marketplace is an existing 148,302 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver.  The shopping center is in the later stages of development and is expected to total 295,602 square feet when complete.  Tenants include Costco (non-owned), Michaels, Office Max, PetsMart, SuperTarget (non-owned) and T.J. Maxx.

Sale of Clearwater Mall Land Parcels and Execution of Construction Loan

On October 11, 2002, we sold individual land parcels accounting for approximately 450,000 square feet of anchor space at Clearwater Mall, located in Clearwater, Florida, to Costco, Lowe’s and Target.  We then contributed the remaining mall property to the joint venture currently redeveloping the property as a large open-air community shopping center, encompassing approximately 740,000 square feet of retail space.  Also on October 11, 2002, the joint venture closed an approximately $36 million construction loan with Wells Fargo.  We received approximately $28 million of proceeds from the land sales and loan transaction.

Midway Market Square Acquisition

On November 20, 2002, we acquired Midway Market Square for approximately $24 million, including $18 million of assumed mortgage indebtedness.  Midway Market Square is a 234,760 square foot grocery-anchored community shopping center located in Elyria, Ohio.  Tenants include Circuit City, Dick’s Sporting Goods, Giant Eagle, Home Depot (non-owned), Sofa Express and Target (non-owned).

Partial Sale of The Centre at Preston Ridge Ownership Interest

On November 25, 2002, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in The Centre at Preston Ridge – Phase 1, reducing our ownership interest to 25% from 50%.  We received proceeds of approximately $28 million in connection with the sale and will continue to receive leasing commissions and property management fees.

Equity Investment Group Portfolio Acquisition

On December 12, 2002, we acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT (the “EIG Acquisition”).  The acquisition of one additional shopping center from Equity Investment Group was completed in January 2003.  The 58 shopping centers contain an aggregate of approximately 7.9 million square feet of gross leasable area.  The aggregate purchase price for the acquisition was approximately $437 million, and consisted of approximately $263 million in cash, the assumption of approximately $149 million of outstanding debt and the issuance of approximately $25 million of units in a partnership controlled by us.  The cash component of the acquisition was financed through borrowings under the Fleet Revolving Facility (a portion of which was subsequently paid down with proceeds generated from the sale of four of our factory outlet centers discussed below).

Sale of Factory Outlet Centers

On October 22, 2002, we sold Factory Merchants Ft. Chiswell for approximately $1.5 million of gross proceeds.  On December 19, 2002, we sold four of our remaining five factory outlet centers for approximately $193 million of gross proceeds.  Total proceeds were used to fund a portion of the EIG Acquisition.

Michigan Portfolio Acquisition

On January 3, 2003, we acquired a portfolio of seven grocery-anchored neighborhood shopping centers for an aggregate purchase price of approximately $46 million in cash.  The acquisition was financed through borrowings under the Fleet Revolving Facility.  The seven shopping centers contain an aggregate of approximately 534,386 square feet of gross leasable area and are located in Michigan, primarily in the northern and western suburbs of Detroit and the Grand Rapids area.  Four of the acquired properties are anchored by D&W Food Center and three of the shopping centers are anchored by VG’s Food.

Employees

As of December 31, 2002, we employed approximately 377 individuals (including executive, administrative and field personnel).

Available Information

Our internet address is www.newplan.com.  You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with the SEC.  Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors – the Audit Committee, the Corporate Governance Committee, the Executive Compensation and Stock Option Committee and the Nominating Committee.

Financial Information about Industry Segments

As a result of the sale of our garden apartment community portfolio in 2001, our principal business is the ownership and management of community and neighborhood shopping centers.  We do not distinguish or group our operations on a geographical basis when measuring performance.  All operations are within the United States and no tenant accounts for more than 10% of total revenue.  Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States.  See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.  See Business included in Item I above.

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

Risks Related to Our Properties and Business

Adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain properties.  The economic performance and value of our properties are subject to all of the risks associated with owning and operating real estate, including:

•                  changes in the national, regional and local economic climate, particularly in Texas which, as a result of the CenterAmerica Acquisition, is the location of properties that represented approximately 19% of our total annualized base rental income as of December 31, 2002;

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

Downturns in the retailing industry likely will have a direct impact on our performance.  Our properties consist of community and neighborhood shopping centers and other retail properties.  Our performance therefore is linked to economic conditions in the market for retail space generally.  The market for retail space has been or could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues and the Internet.  To the extent that any of these conditions occur, they are likely to impact market rents for retail space.

Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.  Our performance depends on our ability to collect rent from tenants.  At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition.  As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy.  Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In that event, we may be unable to re-lease the vacated space at attractive rents or at all.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance.  As of December 31, 2002, our largest tenants were The Kroger Co., Kmart Corporation and Wal-Mart Stores, the scheduled annualized base rents for which represented 4.4%, 3.8% and 3.7%, respectively, of our total annualized base rents.

We may be unable to collect balances due from any tenants in bankruptcy.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full.  However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected.  As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold.

On January 22, 2002, Kmart Corporation, our second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  As of December 31, 2002, Kmart was our lessee at 36 locations that contain a total of 3.3 million square feet of gross leasable area, or approximately 6.5% of our total gross leasable area at that date.  In January 2003, Kmart indicated that it intends to close six of these stores and formally rejected one lease where designation rights had previously been assigned.  Under federal bankruptcy laws, Kmart can reject the six leases at the locations scheduled to close on or about March 31, 2003, as well as the remaining 29 leases. We have no information at this time as to Kmart’s plans for the 29 remaining leases that we have with Kmart. The delay or failure of Kmart to make payments under its leases, or the rejection by Kmart of a substantial number of leases with us under federal bankruptcy laws, would adversely impact our performance, which impact could be material. In addition, Kmart’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases, the impact of which could be material to us.

We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.  We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases.  If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space.  Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space.  As of December 31, 2002, leases were scheduled to expire on a total of approximately 10.6% of the space at our properties through 2003.  We may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

Future acquisitions of properties may not yield the returns we expect, may result in disruptions to our business and may strain management resources.  We intend to continue acquiring select community and neighborhood shopping centers. Newly acquired properties may fail to perform as expected.  Our management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position.

In particular, in 2002 we acquired two large portfolios of community and neighborhood shopping centers.  Large portfolio acquisitions pose risks for our ongoing operations in that:

•                  we may not achieve expected cost savings and operating efficiencies;

•                  management attention may be diverted to the integration of acquired properties;

•                  the acquired properties may not perform as well as we anticipate due to various factors, including changes in macro-economic conditions and the demand for retail space; and

•                  we may experience difficulties and incur expenses related to the assimilation and retention of employees that we have hired or intend to hire to manage and operate acquired properties.

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

Current and future development and redevelopment of real estate properties may not yield expected returns and may strain management resources.  We are actively involved in several ongoing substantial redevelopment projects, including Clearwater Mall and The Mall at 163rd Street, either directly or through joint ventures.  We also may invest in development projects in the future.

Redevelopment and new development of properties are subject to a number of risks, including construction delays, cost overruns, financing risks, failure to meet expected occupancy and rent levels, delays in and the inability to obtain zoning, occupancy and other governmental permits, and changes in zoning and land use laws.  Overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns, or even losses, from such investments.

We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.  We have invested in some cases as a borrower, co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  These investments involve risks not present in a wholly owned development or redevelopment project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project.  As a result, the borrower, co-venturer or partner might have interests or goals that are inconsistent with our interests or goals, take action contrary to our interests or otherwise impede our objectives.  The borrower, co-venturer or partner also might become insolvent or bankrupt.

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

Some potential losses are not covered by insurance, so we could lose a significant portion of our investment in a property.  We carry comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance on all of our properties.  We believe the policy specifications and insured limits of these policies are adequate and appropriate.  There are, however, certain types of losses, including lease and other contract claims, acts of war and acts of God that generally are not insured.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose a significant portion of the capital we have invested in a property, as well as the anticipated future revenue from the property.  If that happened, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

There can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.  Although we believe our properties are adequately covered by insurance, we cannot predict at this time if in the future we will be able to obtain full coverage at a reasonable cost.  The costs associated with property and casualty renewals may be higher than anticipated.

We have substantial scheduled debt payments and may not be able to refinance debt at maturity.  Our business is subject to risks normally associated with debt financing.  Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest.  We may not be able to refinance existing debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, the terms of a refinancing might not be as favorable as the terms of existing debt.  The total principal amount of our outstanding debt was approximately $1.7 billion as of December 31, 2002.  If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt at the relevant time(s).  Prevailing interest rates, our results of operations and financial condition, our senior debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

Our financial covenants may restrict our operating and acquisition activities.  Our revolving credit and term loan facilities and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions.  In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Mortgage debt obligations expose us to the possibility of foreclosure.  If a property is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment.  Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

Our degree of leverage could limit our ability to obtain additional financing.  Our organizational documents do not contain any limitation on the incurrence of debt.  The degree of our leverage could have important consequences, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

We have substantial variable rate debt obligations, which may impede our operating performance and put us at a competitive disadvantage.  Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt and pay dividends to stockholders.  As of December 31, 2002, we had approximately $352 million of floating rate debt maturing at various times up to September 1, 2011.  The rates on this debt increase when interest rates increase.

As of December 31, 2002, we were a party to two hedging agreements with respect to $160.5 million of our floating rate debt.  Hedging agreements enable us to convert floating rate liabilities into fixed rate liabilities.  Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, which could increase our exposure to rising interest rates, even though the counterparties to hedging agreements that we enter into are major financial institutions.

We may borrow additional money with floating interest rates in the future.  Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt.  Future increases in interest rates will increase our interest expense as compared to the fixed rate debt underlying our hedging agreements and could result in our making payments to unwind such agreements.

A downgrade in our credit rating could negatively impact us.  The floating rates of interest applicable to much of our debt, including debt under our credit facilities, are determined based on the credit ratings of our debt provided by independent rating agencies.  Thus, if these credit ratings are downgraded, our interest expense will be, and our ability to raise additional debt may be, negatively impacted.

Environmental problems that exist at some of our properties could result in significant unexpected costs.  Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property).  Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances.  As is common with community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline facilities.  These operations could potentially result in environmental contamination at the properties.

We are aware that soil and groundwater contamination exists at some of our properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities).  We also are aware that asbestos-containing materials exist at some of our properties.  While we do not expect the environmental conditions at our properties, considered as a whole, to have a material adverse effect on us, there can be no assurance that this will be the case.  Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our properties.

Changes in market conditions could adversely affect the market price of our publicly traded securities.  As with other publicly traded securities, the market price of our publicly traded securities depends on various market conditions, which may change from time to time.  Among the market conditions that may affect the market price of our publicly traded securities are the following:

•                  the extent of institutional investor interest in the company;

•                  the reputation of REITs generally and the reputation of REITs with portfolios similar to ours;

•                  the attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•                  our financial condition and performance;

•                  the market’s perception of our growth potential and potential future cash dividends;

•                  an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares; and

•                  general economic and financial market conditions.

Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock.  In addition to the possibility that we may sell shares of our stock in a public offering at any time, we also may issue shares of common stock upon redemption of units of  partnership interest held by third parties in affiliated partnerships that we control, as well as upon exercise of stock options or restricted stock that we grant to our officers and employees.  All of these shares will be available for sale in the public markets from time to time.

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

Our Board of Directors could adopt the limitations available under Maryland law on changes in control that could prevent transactions in the best interests of stockholders.  Certain provisions of Maryland law applicable to us prohibit “business combinations,” including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (which is referred to as a so-called “interested stockholder”), or with an affiliate of an interested stockholder.  These prohibitions last for five years after the most recent date on which the stockholder became an interested stockholder.  After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock.  Our Board of Directors has opted out of these business combination provisions.  As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the company.  Our Board of Directors may, however, repeal this election in most cases and cause the company to become subject to these provisions in the future.

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

Tax Risks

Proposed change in taxation of corporate dividends may adversely affect the value of our stock.  The federal income tax laws governing REITs and other corporations or the administrative interpretations of those laws may be amended at any time.  On January 7, 2003, the Bush Administration released a proposal intended to eliminate one level of the “double taxation” that is currently imposed on corporate income for regular C corporations by excluding corporate dividends from an individual’s taxable income to the extent that corporate income tax has been paid on the earnings from which the dividends are paid.  REITs currently are tax-advantaged relative to regular C corporations because they are not subject to corporate-level federal income tax on income that they distribute to shareholders, but shareholders do include REIT dividends in taxable income.  The tax treatment of REITs generally would not be affected by the Bush Administration’s proposal in its current form, except that a REIT that receives dividends from a C corporation that have been subject to corporate income tax could distribute or retain those amounts without a second tax being imposed on the REIT or its shareholders.  However, the Bush Administration’s proposal, if enacted, could cause individual investors to view stocks of regular C corporations as more attractive relative to stocks of REITs than is the case currently because part or all of the dividends on the stocks of the regular C corporations would be exempt from tax for the individual.  It is not possible to predict whether in fact this change in relative perceived value will occur or whether, if it occurs, what the impact will be on the value of our stock.  In any event, there can be no assurance regarding whether the Bush Administration’s proposal ultimately will be enacted or the form in which it might in fact be enacted and the effects that it will have on the value of our stock.

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

Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities.  A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a “taxable REIT subsidiary,” which is taxable as a corporation.  However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT’s total assets.  We currently own 100% of the outstanding securities of ERT Development Corporation, which elected, effective January 1, 2001, to be a taxable REIT subsidiary of ours.  Each corporate subsidiary in which ERT Development Corporation owns 35% of the outstanding voting securities or 35% of the value of the outstanding securities will also be treated as a taxable REIT subsidiary of ours.  While we believe that we have satisfied the limitations on the ownership of securities with regard to our ownership of interests in ERT Development Corporation during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that the Internal Revenue Service would not disagree with our determination.

Several provisions of the applicable tax law ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT.  In addition, the REIT has to pay a 100% penalty tax if the economic arrangements between the REIT, the REIT’s tenants, and a taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

The company could be disqualified as a REIT or have to pay taxes if its predecessor companies did not qualify as REITs.  If either New Plan Realty Trust or Excel Realty Trust, Inc., whose businesses were combined in a merger transaction on September 28, 1998 to form the company, failed to qualify as a REIT throughout the duration of its existence, we might have had undistributed “C corporation earnings and profits.”  If that were the case and either of our predecessor companies did not distribute such earnings and profits prior to the merger transaction, the company might not qualify as a REIT.  We believe that each of the predecessor companies qualified as a REIT and that, in any event, neither of the predecessor companies had any undistributed “C corporation earnings and profits” at the time of the merger transaction.  If New Plan Realty Trust failed to qualify as a REIT, it would have recognized taxable gain at the time of the merger transaction (and we would be liable for the tax on that gain).  This would be the case even though the merger transaction qualified as a “tax-free reorganization,” unless we made a special election that was available under the law at the time of the merger.  We made that election with respect to the assets acquired from New Plan Realty Trust.  This election has the effect of requiring us, if New Plan Realty Trust was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the merger transaction on assets acquired in the transaction if those assets are sold within 10 years after the transaction.  Finally, if either of the predecessor companies did not qualify as a REIT, the company could have been precluded from electing REIT status for up to four years after the year in which that predecessor company failed to qualify if the company were determined to be a “successor” to that predecessor company.

Item 2.    Properties

As of December 31, 2002, we owned interests in 394 properties.  The following table sets forth certain information as of December 31, 2002 regarding our properties on a state-by-state basis:

State	Number of Properties	Percent Leased	GLA (1)	Percent of Scheduled ABR (2)
Alabama	7	90%	760,014	1.2%
Arizona	8	89%	973,147	2.1%
Arkansas	2	98%	237,991	0.4%
California	15	91%	2,455,132	7.2%
Colorado	5	100%	1,210,066	3.4%
Delaware	1	100%	30,000	0.0%
Florida	30	86%	4,872,133	10.5%
Georgia	34	90%	3,672,992	6.0%
Illinois	12	88%	1,512,688	3.3%
Indiana	17	81%	1,537,770	2.0%
Iowa	3	98%	547,493	0.7%
Kentucky	11	91%	1,809,123	3.0%
Louisiana	6	96%	738,341	1.0%
Maryland	2	85%	278,934	0.6%
Massachusetts	2	100%	348,917	0.6%
Michigan	13	91%	2,396,416	5.0%
Minnesota	1	98%	55,715	0.1%
Mississippi	1	100%	87,721	0.1%
Nebraska	2	100%	9,671	0.0%
Nevada	3	63%	587,388	1.0%
New Jersey	7	93%	865,405	2.0%
New Mexico	2	49%	97,600	0.1%
New York	25	86%	3,531,579	6.2%
North Carolina	14	95%	1,885,678	3.2%
Ohio	25	88%	3,876,028	6.7%
Pennsylvania	14	86%	2,147,269	4.4%
Rhode Island	1	91%	148,395	0.3%
South Carolina	7	70%	792,641	1.1%
Tennessee	16	97%	1,926,084	3.5%
Texas	86	92%	9,370,240	18.6%
Utah	3	98%	606,334	1.0%
Virginia	13	93%	1,708,807	3.3%
West Virginia	3	91%	354,938	0.6%
Wisconsin	2	87%	259,953	0.4%
Wyoming	1	91%	154,930	0.3%
	394	90%	51,847,533	100%

Region
East	100	89%	13,901,686	25.3%
Midwest	76	88%	10,350,664	18.6%
South	182	91%	21,665,516	41.3%
West	36	90%	5,929,667	14.8%
	394	90%	51,847,533	100%

(1)  GLA represents gross leasable area in square feet.

(2)  ABR represents 2002 scheduled annualized base rent based on contractual minimum lease payments as of December 31, 2002.

The above does not purport to disclose all items required under GAAP.

Item 3.                                   Legal Proceedings

We are party to routine litigation matters in the ordinary course of business, none of which are believed to be material.  We are not aware of any material litigation threatened against us.

Item 4.                                   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5.                                   Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “NXL”.  As of March 3, 2003, there were approximately 9,805 registered record holders of our common stock, plus those who hold their shares in street name.  The following table shows the high and low sales price, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2002 and 2001 for our common stock:

	High	Low	Cash Dividends Declared
2001:
First quarter	$16.19	$13.125	$0.4125
Second quarter	17.99	15.05	0.4125
Third quarter	18.19	15.47	0.4125
Fourth quarter	19.59	16.62	0.4125

2002:
First quarter	$20.49	$17.55	$0.4125
Second quarter	21.00	18.70	0.4125
Third quarter	20.77	15.51	0.4125
Fourth quarter	19.69	15.77	0.4125

We declared dividends of approximately $179.1 million for the year ended December 31, 2002.

Distributions to stockholders are usually taxable as ordinary income, although a portion of the dividend may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

We intend to continue to declare quarterly distributions.  However, we cannot provide any assurance as to the amount or timing of future distributions.  Under our existing credit facility and term loan, we are restricted from paying common stock dividends that would exceed 95% of our funds from operations during any four-quarter period, except as necessary to protect our REIT status.

Item 6.            Selected Financial Data

The financial information included in the following table has been derived from the audited consolidated financial statements for the periods indicated.  This information should be read together with our audited financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

On September 28, 1998, Excel Realty Trust, Inc. and New Plan Realty Trust (the “Trust”) consummated a merger.  Because the Trust had a fiscal year end of July 31 prior to the merger, the financial information included in the following table for periods prior to September 28, 1998 is based on a fiscal year end of July 31.  All of the financial information included in the following table for periods on or after September 28, 1998 relates to the company as a combined entity.  Immediately following the merger, we adopted a fiscal year end of December 31, beginning with a short fiscal year ending December 31, 1998.

(In thousands, except per share amounts)

	Years Ended December 31,				Five Months Ended December 31,	Year Ended July 31,
Statement of Income Data:	2002	2001	2000	1999	1998	1998
Rental revenues:
Rental income	$310,339	$238,010	$240,478	$244,936	$81,463	$118,441
Percentage rents	6,649	5,183	5,384	3,811	1,290	2,729
Expense reimbursements	75,411	54,606	49,249	48,245	21,502	25,597
Total rental revenues	392,399	297,799	295,111	296,992	104,255	146,767

Expenses:
Operating costs	67,924	48,078	45,200	45,142	15,931	23,412
Real estate and other taxes	46,835	33,216	33,959	30,728	10,554	16,346
Interest	92,953	78,534	88,071	77,545	25,619	33,752
Depreciation and amortization	66,223	51,733	49,725	48,743	16,073	19,829
Provision for doubtful accounts	8,979	5,614	4,381	4,568	1,649	2,131
Severance costs	—	896	4,945	8,497	—	—
General and administrative	17,878	10,306	7,469	6,626	2,101	2,754
Total expenses	300,792	228,377	233,750	221,849	71,927	98,224

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	91,607	69,422	61,361	75,143	32,328	48,543
Other income and expenses:
Interest, dividend and other income	11,014	13,990	30,426	26,015	5,510	3,950
Equity participation in ERT	—	(4,313)	(17,867)	(3,169)	—	—
Equity in income of unconsolidated ventures	5,244	985	—	—	—	—
Foreign currency (loss) gain	(13)	(560)	(437)	674	34	—
Gain (loss) on sale of real estate	371	1,610	9,200	7,956	—	(41)
Impairment of real estate	(88,229)	(13,107)	(3,620)	—	—	—
Minority interest in income of consolidated partnership	(642)	(848)	(952)	(1,299)	(457)	—
Income from continuing operations	19,352	67,179	78,111	105,320	37,415	52,452

Discontinued operations:
Results of discontinued operations	21,692	36,483	44,212	44,193	18,390	38,121
Gain on sale of discontinued operations	100,668	1,500	—	—	—	—
Impairment of real estate held for sale	(19,332)	—	—	—	—	—
Income from discontinued operations	103,028	37,983	44,212	44,193	18,390	38,121

Net income before extraordinary item	122,380	105,162	122,323	149,513	55,805	90,573
Extraordinary item	(318)	—	758	—	—	—
Net income	$122,062	$105,162	$123,081	$149,513	$55,805	$90,573

Net income available to common stock – basic	$108,036	$82,523	$100,446	$126,736	$48,891	$84,723
Net income available to common stock – diluted	$108,678	$83,371	$101,398	$128,035	$49,348	$84,723

Basic earnings per common share:
Earnings per share – continuing operations	$0.06	$0.51	$0.63	$0.93	$0.39	$0.79
Earnings per share – discontinued operations	1.08	0.44	0.51	0.50	0.24	0.64
Extraordinary item	—	—	0.01	—	—	—
Basic earnings per common share	$1.14	$0.95	$1.15	$1.43	$0.63	$1.43

Diluted earnings per common share:
Earnings per share – continuing operations	$0.06	$0.51	$0.63	$0.93	$0.39	$0.78
Earnings per share – discontinued operations	1.07	0.43	0.50	0.49	0.23	0.64
Extraordinary item	—	—	0.01	—	—	—
Diluted earnings per common share	$1.13	$0.94	$1.14	$1.42	$0.62	$1.42

Average shares outstanding – basic	95,119	87,241	87,608	88,662	77,481	59,365
Average shares outstanding – diluted	96,552	88,799	88,951	90,440	79,396	59,774

Other Data:
Distributions per common share	$1.650	$1.650	$1.650	$1.625	$0.678	$1.475

Balance Sheet Data as of the End of Each Period:
Net real estate	$3,269,476	$2,413,891	$2,233,993	$2,318,072	$2,318,001	$977,614
Total assets	3,515,279	2,622,866	2,894,431	2,953,141	2,896,568	1,386,831
Long term debt, net (1)	1,713,476	949,684	1,185,545	1,193,100	1,077,920	576,888
Total liabilities	1,902,996	1,107,361	1,314,912	1,316,522	1,158,321	619,998
Minority interest in consolidated partnership	39,434	22,267	23,909	25,100	40,651	—
Total stockholders’ equity	1,572,849	1,493,238	1,555,610	1,611,519	1,662,242	766,833

(1)  Long-term debt includes mortgage loans, notes payable, net (including notes payable, other) and credit facilities.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements include our accounts and those of all majority-owned subsidiaries.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

We recognize rental revenue on a straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable”, and is included in trade receivables in our consolidated balance sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  Percentage rents are recorded once the required sales level is achieved.  Leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses.  Rental income also includes lease termination fees.

We must make estimates of the uncollectability of our accounts receivables related to base rents, expense reimbursements and other revenue or income.  We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  These estimates have a direct impact on our net income, because a higher bad debt reserve results in less net income.

The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 Revenue Recognition provides guidance on the application of accounting principles generally accepted in the United States to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States and SAB No. 101.

Real Estate

We record land, buildings and building and tenant improvements at cost and they are stated at cost less accumulated depreciation.  Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives; ordinary repairs and maintenance, are expensed as incurred.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	35 to 40 years
Building improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life

We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis.  These assessments have a direct impact on our net income.  For example, if we were to lengthen the expected useful life of a particular building improvement, the improvement would be depreciated over a greater number of years, resulting in less depreciation expense and higher net income on an annual basis.

Long Lived Assets

On a periodic basis, we assess whether there are any indicators that the value of the real estate properties may be impaired.  A property’s value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property (taking into account the anticipated holding period of the asset) is less than the carrying value of the property.  Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs of such assets.  If, in our opinion, the net sales price of the assets which we have identified for sale is less than the net book value of the assets, a valuation allowance is established.  For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

When we make subjective assessments as to whether there are impairments in the value of our real estate properties, we have a direct impact on our net income, because taking an impairment results in an immediate negative adjustment to net income.

Recently Issued Accounting Standards

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) an interpretation of ABR 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures.  The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003.  For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003.  We do not expect the adoption of FIN 46 to have a material impact because our potential variable interests in VIEs are our Investments in Unconsolidated Ventures.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS No. 148”).  This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002.  The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  Effective January 1, 2003, we will adopt the prospective method provisions of SFAS No. 148, which will apply the recognition provisions of SFAS 123 to all employee awards granted, modified or settled after January 1, 2003.  The adoption is not expected to have a material impact on our financial statements.

In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34).  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies.  It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium).  We have adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials.  FIN 45’s provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 is not expected to have a material impact on our financial statements.

In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).  It addresses when to recognize a liability for a cost associated with an exit or disposal activity such as, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees.  SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) or to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity’s commitment to a plan, as previously defined in Issue 94-3.  The provisions of SFAS No. 146 shall be applied for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on our financial results.

In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”).  This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 (“Opinion 30”) should not be classified as extraordinary.  The provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002.  Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item shall be reclassified.  We will adopt this statement, as required, effective January 1, 2003, and the adoption of SFAS No. 145 is not expected to have a material impact on our financial statements.

Effective January 1, 2002, we adopted SFAS No. 144.  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposition of long-lived assets.  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of real properties which have been sold during 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in our Consolidated Income Statements and Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.  SFAS No. 144 requires that the provisions of this statement be adopted prospectively.  Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of SFAS No. 121 and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations.  Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  We have restated prior periods for comparability, as required.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.  Historical results and percentage relationships set forth in the Consolidated Statements of Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

On December 19, 2002, we completed the sale of four of our factory outlet centers (the “Factory Outlet Disposition”) to Chelsea Property Group, Inc.  The four properties included St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson Outlet Village, located in Jackson, New Jersey.  Accordingly, the assets and operating results of the four factory outlet centers were reclassified and reported as discontinued operations and are not reflected in the following discussion.

On December 12, 2002, we completed the EIG Acquisition.  Accordingly, our results of operations for the year ended December 31, 2002 include the results of operations of the properties acquired in the EIG Acquisition from and after December 12, 2002.

On March 1, 2002, we completed the CenterAmerica Acquisition.  As part of the acquisition, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  Accordingly, our results of operations for the year ended December 31, 2002 include the results of operations from the properties acquired in the CenterAmerica Acquisition from and after March 1, 2002.

In addition to the EIG Acquisition and the CenterAmerica Acquisition, we acquired three separate properties, Superior Marketplace, Whitestown Plaza and Midway Market Square, during 2002 (collectively, “2002 Other Acquisitions”).  During 2001, we acquired Arapahoe Crossings and the Stein Mart Center (collectively, “2001 Other Acquisitions”).  Accordingly, our results of operations for the years ended December 31, 2002 and 2001 include the results of operations of the 2002 Other Acquisitions and the 2001 Other Acquisitions, respectively.

On September 21, 2001, we completed the sale of our garden apartment community portfolio (excluding one apartment community which was sold separately to an unrelated third party on September 28, 2001) to a private investor group, Houlihan/C.L.K.  Our one remaining apartment community (The Club Apartments) was sold to Homewood City Board of Education of Homewood, Alabama.  Accordingly, the assets and operating results of the garden apartment communities were reclassified and reported as discontinued operations and are not reflected in the following discussion.

On July 1, 2001, we acquired 100% of the common stock of ERT Development Corporation (“ERT”).  Effective July 1, 2001, we consolidated the results of operations of ERT.  Prior to July 1, 2001, we owned 100% of the outstanding preferred shares of ERT.  We accounted for ERT using the equity method of accounting prior to July 1, 2001.

In 2001, we sold 26 properties, seven land parcels and one outparcel, and in 2002, we sold two properties which were not classified as held for sale as of December 31, 2001, one outparcel and one land parcel (collectively, “Sold Properties”).

Results of Operations for the Twelve Months Ended December 31, 2002 and 2001

Revenues:

Rental income increased $72.3 million, or 30%, from $238.0 million in 2001 to $310.3 million in 2002.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased rental income by approximately $61.1 million

•                  The EIG Acquisition, which increased rental income by approximately $2.6 million

•                  2002 Other Acquisitions, which increased rental income by approximately $0.6 million

•                  The consolidation of ERT for the entire year, which increased rental income by approximately $6.0 million

•                  Increased lease settlement income of approximately $1.9 million

•                  Combined increases in specialty rent and cost of living of approximately $0.3 million

•                  Increased other income of approximately $0.2 million

•                  Reduction of capitalized revenue, which increased rental income by approximately $1.1 million

•                  Increases in rental rates, combined with rental revenues generated by properties previously under redevelopment, which increased rental income by approximately $2.6 million

•                  Sold Properties, which reduced rental income by approximately $4.2 million

Percentage rents increased $1.4 million, or 27%, from $5.2 million in 2001 to $6.6 million in 2002.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased percentage rents by approximately $0.4 million

•                  The consolidation of ERT for the entire year, which increased percentage rents by approximately $1.4 million

•                  A general decrease in tenants’ sales, which decreased percentage rents by approximately $0.3 million

•                  Sold Properties, which resulted in a reduction of percentage rents of approximately $0.1 million

Expense reimbursements increased $20.8 million, or 38%, from $54.6 million in 2001 to $75.4 million in 2002.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $14.4 million

•                  The EIG Acquisition, which increased expense reimbursements by approximately $0.4 million

•                  2002 Other Acquisitions, which increased expense reimbursements by approximately $0.1 million

•                  The consolidation of ERT for the entire year, which increased expense reimbursements by approximately $1.3 million

•                  An increase in reimbursable real estate taxes and property operating expenses, which increased expense reimbursements by approximately $4.9 million

•                  Expense reimbursements attributable to Sold Properties, which decreased expense reimbursements by approximately $0.3 million

Interest, dividend and other income decreased $3.0 million, or 21%, from $14.0 million in 2001 to $11.0 million in 2002.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased interest, dividend and other income by approximately $0.6 million

•                  2002 Other Acquisitions, which increased interest, dividend and other income by approximately $0.3 million

•                  Fee income attributable to the nine percent fee charged by us on the letter of credit issued in connection with the sale of our garden apartment portfolio, which increased interest, dividend and other income by approximately $3.1 million

•                  An increase in interest, dividend and other income attributable to Sold Properties of approximately $0.1 million

•                  The consolidation of ERT for the entire year, which decreased interest, dividend and other income by approximately $5.9 million

•                  Lower mortgages and notes receivable balances which reduced interest, dividend and other income by approximately $1.2 million

Equity participation in ERT in 2001 was approximately $(4.3) million.  We did not record any equity participation in 2002 as we consolidated ERT for financial statement purposes for periods effective after July 1, 2001, and the results of its operations are reflected in our consolidated net income.

As a result of the CenterAmerica Acquisition and the consolidation of ERT, we acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and The Centre at Preston Ridge joint venture projects.  We also maintain joint venture interests in Benbrooke Ventures and Clearwater Mall, LLC.  These projects resulted in combined income of approximately $5.2 million, which is recorded in “Equity in income of unconsolidated ventures” for the year ended December 31, 2002.

We recorded foreign currency loss of approximately $0.6 million in 2001.  This loss was attributable to notes receivable from a Canadian company.  These notes were repaid in full during 2002, and accordingly, we recorded only a nominal amount of loss during 2002.

Expenses:

Total expenses increased $72.4 million, or 32%, from $228.4 million in 2001 to $300.8 million in 2002. The major areas of change are discussed below.

Operating costs increased $19.8 million, or 41%, from $48.1 million in 2001 to $67.9 million in 2002. The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased operating costs by approximately $12.7 million

•                  The EIG Acquisition, which increased operating costs by approximately $0.1 million

•                  2002 Other Acquisitions, which increased operating costs by approximately $0.1 million

•                  The consolidation of ERT for the entire year, which increased operating costs by approximately $2.6 million

•                  Increased insurance expense as a result of higher premiums under our renewed policy and our addition of a higher coverage terrorism clause of approximately $4.7 million

•                  Combined increases in payroll expense and snow removal costs of approximately $0.6 million

•                  Sold Properties, which reduced operating expenses by approximately $0.6 million

•                  Decreased utilities expense of approximately $0.4 million

Real estate and other taxes increased $13.6 million, or 41%, from $33.2 million in 2001 to $46.8 million in 2002.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $11.1 million

•                  2002 Other Acquisitions, which increased real estate and other taxes by approximately $0.1 million

•                  The consolidation of ERT for the entire year, which increased real estate and other taxes by approximately $0.3 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate and other taxes by approximately $2.3 million

•                  Sold Properties, which reduced real estate and other taxes by approximately $0.2 million

Interest expense increased $14.5 million, or 18%, from $78.5 million in 2001 to $93.0 million in 2002.  The following factors accounted for this variance:

•                  Debt assumed in connection with the CenterAmerica Acquisition, which increased interest expense by approximately $13.4 million

•                  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $0.3 million

•                  Debt assumed in connection with 2002 Other Acquisitions, which increased interest expense by approximately $0.2 million

•                  Our issuance of $250 million of bonds during the second quarter, which increased interest expense by approximately $7.0 million

•                  An increase in the amortization of debt issuance costs, which increased interest expense by approximately $2.1 million

•                  Increased mortgage interest expense of approximately $0.3 million

•                  Sold Properties, which reduced interest expense by approximately $0.4 million

•                  The repayment of approximately $81 million of notes payable in May 2002, which reduced interest expense by approximately $2.8 million

•                  Refinancing and pay down of the Fleet Revolving Facility, which reduced interest expense by approximately $4.2 million

•                  Increased capitalization with respect to our redevelopment projects, which reduced interest expense by $1.4 million

Depreciation and amortization expense increased $14.5 million, or 28%, from $51.7 million in 2001 to $66.2 million in 2002.   The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased depreciation and amortization expense by approximately $9.3 million

•                  The EIG Acquisition, which increased depreciation and amortization expense by approximately $0.3 million

•                  2002 Other Acquisitions, which increased depreciation and amortization expense by approximately $0.2 million

•                  The consolidation of ERT for the entire year, which increased depreciation and amortization expense by approximately $2.3 million

•                  Increased capital spending during 2002, which increased depreciation and amortization expense by approximately $2.4 million

Provision for doubtful accounts increased $3.4 million, or 61%, from $5.6 million in 2001 to $9.0 million in 2002.  This increase reflects the inclusion of expenses associated with the CenterAmerica Acquisition and the consolidation of ERT of approximately $1.5 million and $0.8 million, respectively, compounded by increased reserves attributable to certain Kmart leases of approximately $3.4 million.  These increases were partially offset by reduced reserve levels attributable to lower write-offs, which reduced the provision for doubtful accounts by approximately $2.3 million.

In 2001, we recorded approximately $0.9 million of severance costs, attributable to payments made to certain of our officers in connection with their resignation or retirement, and in accordance with the terms of their respective retirement/employment agreements.

General and administrative expenses increased $7.6 million, or 74%, from $10.3 million in 2001 to $17.9 million in 2002.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased general and administrative expenses by approximately $4.0 million

•                  Increased franchise tax expense of approximately $2.9 million, resulting from Pennsylvania tax legislation passed during 2002

•                  Combined increases in payroll related expenses, office costs, and professional fees of approximately $2.8 million

•                  Increased depreciation expense on non-real estate assets of approximately $0.6 million

•                  Increase capitalized costs, which reduced general and administrative expenses by approximately $2.7 million

Gains on the Sale of Assets:

We sold two shopping centers, one outparcel and one land parcel during 2002 that resulted in a gain of approximately $0.4 million. Excluding the sale of our garden apartment portfolio, we sold 26 properties, seven land parcels and one outparcel during 2001.  The sale of these properties resulted in a gain of $1.6 million.

Impairment of Real Estate:

As part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined in the fourth quarter of 2002 that our investment in two properties was impaired. Given the substantial culmination during the fourth quarter of 2002 of our non-core asset recycling program and therefore achievement of our goal relative to executing a product strategy focused on our core assets of community and neighborhood shopping centers, we reduced our anticipated holding period of certain of our remaining non-core assets.  As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of the properties and the effects of new competition and demand for the properties, we determined that our investment in Pointe Orlando and Factory Merchants Barstow was impaired and recorded an impairment of real estate of approximately $88.0 million related to these assets.  At Pointe Orlando, we took a $70.0 million impairment charge, reducing the book value of this asset to $88.0 million and at Factory Merchants Barstow, we took an $18.0 million impairment charge, reducing the book value of this asset to $15.0 million.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of December 31, 2002, such properties generated approximately $21.7 million, $19.3 million and $100.7 million in results of operations, impairment expense and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.  The results of operations for these properties, as well as the operating results of our garden apartment communities, have also been classified as “Discontinued Operations” for 2001.

Extraordinary Item:

We reported an extraordinary loss of approximately $0.3 million in 2002.  This loss was attributable to the write-off of unamortized mortgage premiums/discounts in connection with our prepayment of certain mortgages.

Results of Operations for the Twelve Months Ended December 31, 2001 and 2000

Revenues:

Rental income decreased $2.5 million, or 1%, from $240.5 million in 2000 to $238.0 million in 2001.  The following factors accounted for this variance:

•                  2001 Other Acquisitions, which increased rental income by approximately $1.7 million

•                  The consolidation of ERT for the six months subsequent to July 1, 2001, which increased rental income by approximately $7.2 million

•                  Sold properties, which reduced rental income by approximately $4.7 million

•                  Clearwater Mall, a property which is undergoing redevelopment, which had decreased rental income of approximately $3.3 million in 2001

•                  A decrease in lease settlement income of approximately $0.3 million

•                  Lower occupancy rates, which reduced rental income by approximately $3.1 million

Expense reimbursements increased $5.4 million, or 11%, from $49.2 million in 2000 to $54.6 million in 2001.  The following factors accounted for this variance:

•                  2001 Other Acquisitions, which increased expense reimbursements by approximately $0.2 million

•                  The consolidation of ERT for the six months subsequent to July 1, 2001, which increased expense reimbursements by approximately $1.8 million

•                  An increase in reimbursable real estate taxes and property operating expenses, which increased expense reimbursements by approximately $4.4 million

•                  Sold Properties, which reduced expense reimbursements by approximately $0.5 million

•                  Clearwater Mall, a property which is undergoing redevelopment, which had reduced expense reimbursements of approximately $0.5 million in 2001

Interest, dividend and other income decreased $16.4 million, or 54%, from $30.4 million in 2000 to $14.0 million in 2001.  The following factors accounted for this variance:

•                  2001 Other Acquisitions, which increased interest, dividend and other income by approximately $0.1 million

•                  The consolidation of ERT for the six months subsequent to July 1, 2001, which reduced interest, dividend and other income by approximately $11.5 million

•                  A reduction of interest income attributable to our development projects of approximately $2.3 million

•                  Lower mortgage and notes receivable balances, which reduced interest, dividend and other income by approximately $0.6 million

•                  Combined decreases in insurance recoveries, fees and miscellaneous income of approximately $2.1 million

Equity participation in ERT increased $13.6 million, or 76%, from $(17.9) million in 2000 to $(4.3) million in 2001.  This change is primarily attributable to our consolidation of ERT subsequent to July 1, 2001.

Expenses:

Total expenses decreased $5.4 million, or 2%, from $233.8 million in 2000 to $228.4 million in 2001.  The major areas of change are discussed below.

Operating expenses increased $2.9 million, or 6%, from $45.2 million in 2000 to $48.1 million in 2001.  The following factors accounted for this variance:

•                  2001 Other Acquisitions, which increased operating expenses by approximately $0.3 million

•                  The consolidation of ERT subsequent to July 1, 2001, which increased operating expenses  by approximately $3.5 million

•                  Combined increases in payroll related expenses, repairs, utilities and other expenses of approximately $2.7 million

•                  Sold Properties, which reduced operating expenses by approximately $0.8 million

•                  Clearwater Mall, a property undergoing redevelopment, which reduced operating expenses by approximately $1.5 million

•                  Combined decreases in snow removal and insurance costs of approximately $1.3 million

Interest expense decreased $9.6 million, or 11%, from $88.1 million in 2000 to $78.5 million in 2001.  The following factors accounted for this variance:

•                  The consolidation of ERT subsequent to July 1, 2001, which increased interest expense by approximately $3.6 million

•                  Swap interest, which increased interest expense by approximately $2.6 million

•                  Sold Properties, which reduced interest expense by approximately $0.2 million

•                  Lower debt levels and reduced interest rates, which reduced interest expense by approximately $14.0 million

•                  Increased capitalized interest relating to our development projects, which reduced interest expense by approximately $1.6 million

Depreciation and amortization expense increased $2.0 million, or 4%, from $49.7 million in 2000 to $51.7 million in 2001.  The following factors accounted for this variance:

•                  2001 Other Acquisitions, which increased depreciation and amortization by approximately $0.4 million

•                  The consolidation of ERT subsequent to July 1, 2001, which increased depreciation and amortization by approximately $2.3 million

•                  Increased capital spending, which increased depreciation and amortization by approximately $0.7 million

•                  Sold Properties, which reduced depreciation and amortization by approximately $1.1 million

•                  Clearwater Mall, a property undergoing redevelopment, which had reduced depreciation and amortization expense of approximately $0.3 million

Provision for doubtful accounts increased $1.2 million, or 27%, from $4.4 million in 2000 to $5.6 million in 2001. This increase is primarily attributable to a $1.8 million reserve recorded in connection with the bankruptcy filing of Kmart Corporation, our largest tenant in 2001, offset by reduced reserve levels attributable to lower write-offs, which reduced the provision for doubtful accounts by approximately $0.6 million.

Severance costs declined $4.0 million, or 82%, from $4.9 million in 2000 to $0.9 million in 2001.  The severance costs in both years were attributable to payments made to certain officers in connection with their resignation or retirement, in accordance with the terms of their respective retirement/employment agreements.

General and administrative expenses increased $2.8 million, or 37%, from $7.5 million in 2000 to $10.3 million in 2001.  The following factors accounted for this variance:

•                  The consolidation of ERT subsequent to July 1, 2001, which increased general and administrative expenses by approximately $0.4 million

•                  Combined increases in payroll expenses, office costs, insurance, taxes, miscellaneous expenses and professional fees of approximately $3.0 million

•                  Increased depreciation expense of approximately $0.2 million on non-real estate assets

•                  Increased capitalized costs related to our development projects, which reduced general and administrative expenses by approximately $0.8 million.

Gains on the Sale of Assets:

Excluding the sale of our garden apartment portfolio, we sold 26 properties, seven land parcels and one outparcel during 2001.  These sales resulted in a gain of approximately $1.6 million.  In 2000, we sold 11 retail properties and one commercial property, which resulted in a gain of $9.2 million.

Impairment of Real Estate:

In 2001, the estimated fair value of certain properties classified as “Real estate held for sale” was less than the book value of these properties.  This resulted in an impairment of real estate of approximately  $13.1 million.  Impairment of real estate was approximately $3.6 million in 2000.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of December 31, 2001 and 2000, such properties generated approximately $36.5 million and $44.2 million in results of operations, and $1.5 million and $0 in gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Extraordinary Item:

During 2000, we prepaid a mortgage which had an unamortized mortgage premium associated with it.  The elimination of this premium resulted in an extraordinary item of $0.8 million.

Same Property Analysis

Included in our consolidated results of operations are the results of operations of properties that have been owned for the full periods presented below (“Same-Store Properties”).  The Same-Store Properties results exclude the results of operations of properties that have undergone or are undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented.  Same-Store Properties financial information and statistics are as follows (in thousands, except for number of properties included in analysis):

	Years Ended December 31,
	2002	2001

Number of properties included in analysis	208	208
Percent leased (weighted average)	90.2%	92.4%

Rental revenues:
Rental income	$206,588	$208,686
Percentage rents	4,989	4,676
Expense reimbursements	51,397	46,989
Total rental revenues	262,974	260,351

Expenses:
Operating costs	45,412	42,570
Real estate and other taxes	29,191	27,797
Provision for doubtful accounts	5,848	6,119
Total expenses	80,451	76,486

Net operating income	$182,523	$183,865

Results of Operations for the Twelve Months Ended December 31, 2002 and 2001 for Same-Store Properties

Revenues:

Rental income for the Same-Store Properties decreased $2.1 million, or 1%, from $208.7 million in 2001 to $206.6 million in 2002.  This decrease is attributable to a 2.2% decline in occupancy.

Expense reimbursements increased $4.4 million, or 9%, from $47.0 million in 2001 to $51.4 million in 2002.  This increase is due primarily to the recovery of an increased amount of total property expenses in 2002, as well as increased tenant billings, partially offset by a decrease of $0.6 million attributable to the Kmart leases which were rejected in bankruptcy.

Expenses:

Total expenses increased $4.0 million, or 5%, from $76.5 million in 2001 to $80.5 million in 2002.  The major areas of change are discussed below.

Operating expenses increased $2.8 million, or 7%, from $42.6 million in 2001 to $45.4 million in 2002.  This increase is primarily attributable to increased insurance expense as a result of higher premiums under our renewed policy, and our addition of increased terrorism coverage.

Real estate and other taxes increased $1.4 million, or 5%, from $27.8 million in 2001 to $29.2 million in 2002.  This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2002.

Provision for doubtful accounts decreased $0.3 million, or 5%, from $6.1 million in 2001 to $5.8 million in 2002.  This increase is primarily attributable to reduced reserve levels attributable to lower write-offs, partially offset by a $1.8 million reserve related to the Kmart leases that were rejected in bankruptcy.

Funds from Operations

Funds from Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance to net income calculated in accordance with generally accepted accounting principles (“GAAP”).  We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”).  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a measure of our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as various non-recurring items, gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult to compare.  FFO should not, however, be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions.  Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to such other REITs.

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2002	2001	2000
Net income before extraordinary item	$122,380	$105,162	$122,323
Add:
Depreciation and amortization
Continuing operations real estate assets (1)	67,627	55,135	54,648
Discontinued operations real estate assets	4,000	13,828	14,774
Impairment of real estate
Impairment of real estate	88,229	13,850	3,620
Impairment of real estate held for sale	19,332	—	—
Deduct:
Preferred A dividends	(1,587)	(3,203)	(3,200)
Preferred B dividends	(13,584)	(13,584)	(13,584)
Preferred D dividends	(5,852)	(5,852)	(5,851)
(Gains)/loss on sale of real estate (2)	(202)	88	(9,200)
Gain on sale of discontinued operations	(98,876)	(1,500)	—
Funds from operations – basic	181,467	163,924	163,530

Add:
Preferred A dividends	1,587	3,203	3,200
Minority interest in income of consolidated partnership	642	848	952
Funds from operations – diluted	$183,696	$167,975	$167,682

Net cash provided by operating activities	$229,685	$186,734	$179,332
Net cash (used in)/provided by investing activities	(426,952)	314,135	(9,772)
Net cash provided by / (used in) financing activities	198,632	(494,876)	(179,224)

Weighted average of common shares outstanding – diluted	97,489	90,673	90,825

Note – Preferred A shares have a dilutive effect for FFO calculations.  On July 15, 2002, we redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock.

(1)  Includes pro rata share of joint venture projects.

(2)  Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of December 31, 2002, we had approximately $10.6 million in available cash, cash equivalents and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, our liquidity needs must be met from cash generated from operations and external sources of capital.

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in a partnership that we control.  Historically, we have satisfied these requirements principally through cash generated from operations.  We believe that cash generated from operations and borrowings under our Fleet Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic living essentials such as food and soft goods, even in difficult economic times.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow could be adversely affected.

The current economic downturn in the United States has had an adverse effect on our performance thus far.  A continuation of the current downturn could continue to negatively impact our operating results in 2003, depending on the magnitude and length of the downturn.

On January 22, 2002, Kmart Corporation, our second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  Since the bankruptcy filing:

•                  leases at seven locations where Kmart is our lessee were rejected,

•                  Kmart indicated that it intends to close six additional locations at our properties on or about March 31, 2003, and

•                  we entered into agreements with Kmart to reduce rent at four of our store locations effective July 1, 2002 and at six of our other store locations effective April 1, 2003; however, two of the store locations where rent reductions were effective July 1, 2002 are included in the six store locations scheduled to close on or about March 31, 2003, resulting in eight store locations where we have agreed to rent reductions.

As of December 31, 2002, Kmart was our lessee at 36 locations (excluding the seven previously rejected locations) that contain a total of 3.3 million square feet of gross leasable area, or approximately 6.5% of our total gross leasable area.  As of December 31, 2002, Kmart’s annualized base rent for these 36 locations was $13.7 million, or approximately $4.09 per square foot, not taking into account the rental reductions agreed to at the six locations effective April 1, 2003, which are not material.  In January 2003, Kmart formally rejected one lease where designation rights had previously been assigned.  Under federal bankruptcy laws, Kmart can reject the six leases at the locations scheduled to close on or about March 31, 2003, as well as the remaining 29 leases that we have with Kmart.  It could also seek to receive rent reductions or deferrals or other lease modifications.  We have no information at this time as to Kmart’s plans for the 29 remaining leases.

The delay or failure of Kmart to make payments under its leases, or the rejection by Kmart of a substantial number of leases with us under federal bankruptcy laws, would adversely impact our performance, which impact could be material.  In the event that leases are terminated, we would seek to re-lease those spaces to new tenants.  In some cases, we believe we could re-lease the space currently occupied by Kmart on terms that would be at least as favorable as the current lease with Kmart.  In other cases, however, we may not be able to achieve the rental rates that Kmart is currently paying.  It may also take a significant amount of time to re-lease any space vacated by Kmart during which period we would not be collecting any rent for that space.  In addition, Kmart’s termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases, the impact of which could be material to us.

We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

In December 2002, we completed the EIG Acquisition, which increased the net rentable area of our properties by more than 17%.  As a result of this acquisition, we will incur substantial, additional expenses that are attributable to the operation of these properties.  We also assumed or incurred approximately $412 million of additional debt to finance the transaction.  Subsequently, in connection with the sale of four of our factory outlet centers, we repaid approximately $193 million of this debt.  While we believe that the cash generated by these newly-acquired properties will more than offset the operating and interest expenses associated with these properties, it is possible that these properties may not perform as well as expected and as a result, our cash needs may increase.  In addition, there may be other costs incurred as a result of the acquisition of these properties, including increased general and administrative costs while we assimilate such a large number of properties into our operating system.

We spent approximately $11 million in 2002 to complete our $25 million deferred maintenance program that began in 2001.  We believe that completing this maintenance enhanced the competitiveness of our properties.  We also completed 23 redevelopment projects in 2002, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $38 million.  Our current pipeline is comprised of an additional 17 redevelopment projects, including 16 community and neighborhood shopping centers and one enclosed regional mall project, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $82 million.

We also regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.  We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, draws on our revolving credit facilities.  We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  As of December 31, 2002, we had repurchased approximately 2,150,000 shares under this program at an average purchase price of $15.30 per share.  We repurchased approximately 50,000 shares in 2002 at an average purchase price of $16.00 per share.  In light of the current trading price of our common stock, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of December 31, 2002, no purchases had been made under this program.

On July 15, 2002, we redeemed all outstanding shares of our Series A Cumulative Convertible Preferred Stock.  Each share of Series A stock was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent price of $20.10 per share.  The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on the shares we redeemed at the closing price of the common stock at redemption.  This discount has been reflected as an adjustment to earnings attributable to common shareholders for the year ended December 31, 2002.

The current quarterly dividend on our common stock is $0.4125 per share.  We also pay regular quarterly dividends on our preferred stock.  The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income to be distributed to stockholders.  We also make regular quarterly distributions on units in a partnership that we control.

In addition, under our existing credit facilities, we are restricted from paying common stock dividends that would exceed 95% of our funds from operations during any four-quarter period.

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue.  Historically, we have satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions.  We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our access to these capital sources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  Currently, we have investment grade credit ratings for prospective unsecured debt offerings from two major rating agencies – Standard & Poor’s (BBB) and Moody’s Investor Service (Baa2).  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt.  If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

Based on an internal evaluation, the estimated value of our properties is well above the outstanding amount of mortgage debt encumbering the properties.  Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our unsecured debt agreements.  In 2002, we entered into the Fleet Revolving Facility, issued $250 million of senior unsecured notes in a public offering and increased the Fleet Term Loan from $125 million to $155 million.

Our ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our stock.  In January 2002, we sold 6.9 million shares of common stock in a public offering that raised net proceeds of approximately $121 million.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive.

We have selectively effected asset sales to generate cash proceeds over the last two years.  In particular, in December 2002 we sold four of our factory outlet centers and generated gross proceeds of approximately $193 million.  In September 2001 we sold our portfolio of garden apartment properties and generated gross proceeds of approximately $380 million.  In 2002 and 2001, we also sold other assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $172 and $89 million in gross proceeds, respectively.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our long-term contractual cash obligations, excluding interest, to pay third parties as of December 31, 2002 (in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1– 3 years	3 – 5 years	More than 5 years

Long-Term Debt (1)	$1,693,146	$364,555	$348,767	$335,221	$644,603
Capital Lease Obligations	28,866	278	604	729	27,255
Operating Leases	18,599	1,500	2,680	1,376	13,043

Total	$1,740,611	$366,333	$352,051	$337,326	$684,901

(1)          Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable (including notes payable, other) and credit facilities.

As described elsewhere, in November 2002, we increased the borrowing base of our Fleet Term Loan by $30 million and extended the maturity date until December 31, 2003.  The additional borrowings under this facility were used to pay down a portion of the balance outstanding under the Fleet Revolving Facility.  In January 2003, we repaid our notes payable, other with deposits held in escrow.  On March 3, 2003, we repaid $110.5 million of mortgage indebtedness that was to mature in July 2003 through borrowings under the Fleet Revolving Facility.  We intend to repay $49 million issued under our medium term note program that matures in November 2003 and the balance outstanding under the Fleet Term Loan that matures in December 2003 either through draws under the Fleet Revolving Facility or from the proceeds generated through the issuance of public or private secured or unsecured debt or a combination thereof.  We anticipate repaying the $7 million of other mortgage loans due in 2003 and the balance of the 2003 long-term debt obligations, which consist primarily of scheduled amortization, through draws under the Fleet Revolving Facility.

The following table summarizes certain terms of our senior unsecured credit facilities as of December 31, 2002:

Loan	Amount Available to be Drawn (in thousands)	Amount Drawn as of December 31, 2002 (in thousands)	Current Interest Rate (1)	Maturity Date

Fleet Term Loan	$155,000	$155,000	LIBOR plus 115 bp	December 2003
Fleet Revolving Facility	350,000	75,000	LIBOR plus 105 bp	April 2005
Total	$505,000	$230,000

(1)    We incur interest using a 30-day LIBOR rate, which was 1.38% at December 31, 2002.

The Fleet Revolving Facility and the Fleet Term Loan require that we maintain certain financial coverage ratios.  These coverage ratios currently include:

•                  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•                  EBITDA to fixed charges ratio of at least 1.75:1

•                  minimum tangible net worth of approximately $1.3 billion

•                  total debt to total adjusted assets of no more than 55%

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  FFO payout ratio no greater than 95%

Under the terms of each of the Fleet Term Loan and the Fleet Revolving Facility, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into.

We have also issued approximately $784 million of indebtedness under three public indentures.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our senior unsecured credit facilities, as described above.

As of December 31, 2002, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $671 million of mortgage debt outstanding as of December 31, 2002, having a weighted average interest rate of 5.7% per annum, and $784 million of notes payable with a weighted average interest rate of 6.9% per annum.

Joint Ventures

In a few cases, we have made commitments to provide funds to joint ventures under certain circumstances.  The liabilities associated with these joint ventures do not show up as liabilities on our financial statements.

The following is a brief summary of the joint venture obligations that we have as of December 31, 2002:

•      Benbrooke Ventures.  We have an investment in a joint venture which owns three community shopping centers located in Dover, Delaware; Fruitland, Maryland; and Spotsylvania, Virginia.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of December 31, 2002, the book value of our investment in Benbrooke Ventures was approximately $8.9 million.

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, we assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $97.7 million as of December 31, 2002.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by us as of December 31, 2002.  We anticipate contributing the remaining $2.6 million during 2003.  As of December 31, 2002, the book value of our investment in CA New Plan Venture Fund was approximately $6.4 million.

•      Clearwater Mall, LLC.  In October 2002, we contributed our Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $11.4 million as of December 31, 2002.  Under the terms of this joint venture we have a 50% interest in the venture; however, we have agreed to contribute 75% of any capital that might be required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of December 31, 2002, the book value of our investment in the Clearwater Mall, LLC was approximately $4.0 million.

•      Preston Ridge Joint Venture.  We have investments in various joint ventures that own either a community shopping center (The Centre at Preston Ridge) or undeveloped land in Frisco, Texas.  As of December 31, 2002, the aggregate book value of our investment in these joint ventures was approximately $10.7 million.

•                  Phase 1.  Under the terms of this joint venture, we have a 25% interest in the venture that owns the community shopping center.  Our ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of December 31, 2002.

•                  Phase 2.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of December 31, 2002, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to us.

•                  Phase 3.  We have a 50% interest in a joint venture that owns approximately 5.4 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of $0.9 million as of December 31, 2002.

•      Vail Ranch II Joint Venture.  We have a 50% interest in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development.  The joint venture had third-party loans outstanding of approximately $8.9 million as of December 31, 2002.  We currently guarantee interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of December 31, 2002, the book value of our investment in the Vail Ranch II joint venture was approximately $1.3 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2002, none of which we believe will materially adversely affect us:

•     Letter of Credit Extension.  In connection with the sale of our garden apartment portfolio, we arranged for the provision of a letter of credit to the buyer in the amount of approximately $30 million, which can remain outstanding through September 2004 (subject to extensions for up to one year).  The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio.  If the letter of credit is drawn (for example, following a default by the buyer under the loan), we will be obligated to reimburse the providing bank for the amount of the draw.  The balance outstanding and thus the maximum amount of exposure under this letter of credit was approximately $23.8 million as of December 31, 2002; however, as of December 31, 2002, approximately $4.5 million of this balance was secured by funds held in escrow.  These funds reduced our exposure under the letter of credit to approximately $19.3 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of December 31, 2002, we had mortgage loans outstanding of approximately $671.0 million and our joint ventures had mortgage loans outstanding of approximately $120.6 million.

•      Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate, an office building which we sublet, and our administrative office space.  These leases are accounted for as operating leases.  The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

Year
2003	$1,500
2004	1,356
2005	1,324
2006	833
2007	543
Thereafter	13,043
$18,599

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item I of this Annual Report on Form 10-K.

Inflation

The majority of our leases contain provisions designed to mitigate the adverse impact of inflation.  These provisions enable us to receive percentage rents, which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices.  In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental these rates may be increased to match, or get closer to, current market rates.  This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of our leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time.  Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on floating rate loans.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2002, we had approximately $121.5 million of outstanding floating rate mortgages.  We also had approximately $230.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2002, in relation to our $1.7 billion of outstanding total debt, our $3.5 billion of total assets and the $3.8 billion total market capitalization as of that date.  In addition, as discussed below, we have fixed $50.0 million of floating rate borrowings through the use of two hedging agreements.

We have entered into two hedging agreements: a cap agreement which reduces our interest rate exposure; and a reverse arrears swap agreement under which we will receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.  Hedging agreements enable us to convert floating rate liabilities into fixed rate liabilities.  However, hedging agreements expose us to the risk that the counterparties to these agreements may not perform, which could increase our exposure to rising interest rates.  Generally, the counterparties to hedging agreements that we enter into are major financial institutions.  We may borrow additional money with floating interest rates in the future.  Increases in interest rates, or the loss of the benefit of existing or future hedging agreements, would increase our expense, which would adversely affect cash flow and our ability to service our debt.  Future increases in interest rates will increase our interest expense as compared to the fixed rate debt underlying our hedging agreements and we could be required to make payments to unwind such agreements.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.5 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.5 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $351.5 million, the balance as of December 31, 2002.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $17.4 million.  If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $17.4 million. This assumes that our total outstanding debt remains at $1.7 billion, the balance as of December 31, 2002.

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

PART III

Item 10.                            Directors and Executive Officers of the Registrant

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2003 (the “Proxy Statement”) under the captions “Proposal 1– Election of Directors,” “Executive Compensation and Other Information” and “Other Matters–Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                            Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation and Other Information.”

Item 12.                            Security Ownership of Certain Beneficial Owners and Management

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Voting Securities of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.                            Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.         Controls and Procedures

Within the 90-day period prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a – 14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1. Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report.

2. Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

3. Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(c). The required exhibit index has been filed with the exhibits.

(b) Reports on Form 8-K filed during the three months ended December 31, 2002.

Form 8-K filed on December 27, 2002, regarding the acquisition of 57 community and neighborhood shopping centers from Equity Investment Group.

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

*2.6	Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.7

First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.8

Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.9

Purchase Agreement, dated as of October 17, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC and RIG Hilltop Plaza, LLC, filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.10

First Amendment to Purchase Agreement, dated as of November 6, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.11

Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.12

Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.13

First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.8 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.14

Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.9 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.15

Contribution Agreement, dated as of October 17, 2002, by and between Excel Realty Partners,L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.10 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.16

First Amendment to Contribution Agreement, dated as of November 6, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.11 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.17

Second Amendment to Contribution Agreement, dated as of December 9, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.12 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.18

Closing Day Amendment to Contribution Agreement, dated as of December 12, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.13 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 Amendment No. 1 to the Company’s Registration Statement on Form S-3, File No. 33-59195.

*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-65211.

*3.3

Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001), filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*4.1

Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock, filed as Exhibit 4.02 to the Company’s Current Report on Form 8-K dated January 14, 1998.

*4.2

Articles Supplementary relating to the Series C Junior Participating Preferred Stock of the Company, which may in the future be issued under the Company’s Rights Plan, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*4.3

Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333–65211.

*4.4

Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston), filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-3, File No. 33-59195.

*4.5

First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.02 to the Company’s Registration Statement on Form S-3, File No. 333-24615.

*4.6

Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K dated July 3, 1997.

*4.7

Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust’s Registration Statement on Form S-3, File No. 33-60045.

*4.8

First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*4.9

Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 1999.

*4.10

Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*4.11

Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65221.

*10.2	New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-65221.

*10.3	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333–65223.

*10.4

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10–K/A for the year ended December 31, 1998.

*10.5

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10–K/A for the year ended December 31, 1998.

*10.6

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.7

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.8	Directors’ Amended and Restated 1994 Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*10.9

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*10.10

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.11

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10.12	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65221.

*10.13

Revolving Credit Agreement, dated as of April 26, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14	First Amendment to Revolving Credit Agreement, dated as of November 6, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto.

10.15	First Amended and Restated Term Loan Agreement, dated as of November 6, 2002, by and among the Company, the lenders party thereto and Fleet National Bank, as administrative agent.

*10.16

Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of June 25, 1997, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*10.17

First Amendment to Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*10.18	Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company’s Report on Form 8-A dated May 19, 1998.

*10.19

First Amendment to Rights Agreement, dated as of February 8, 1999, between the Company and BankBoston, N.A., filed as Exhibit 4.1 to the Company’s Report on Form 8-A/A (Amendment No. 1) dated May 5, 1999.

*10.20	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.

*10.21	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

*10.22

Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

10.23	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company.

*10.24

Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.25

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company.

10.27	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company.

*10.28

Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*10.29

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.30	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.31

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.32

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.33

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.34	Stock Pledge Agreement, dated February 23, 2000 between the Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.35	Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.36	Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.37	Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.38	Agreement, dated as of September 27, 2002, by and between the Company and John Roche.

*10.39

Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.40

Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott MacDonald and the Company, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

*10.41	Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.42	Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*10.43	Agreement, dated as of December 19, 2000, by and between the Company and James DeCicco, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.44

Loan Agreement, dated as of November 30, 2001, by and among BPR Shopping Center, L.P., the Bank of America, N.A., the Company and the other parties thereto, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.45

Reimbursement Agreement, dated as of August 24, 2001, between the Company and Fleet National Bank, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

12	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

*Incorporated herein by reference as above indicated.

(d)  Financial Statement Schedules.  The following documents are filed as a part of this report:

The response to this portion of Item 15 is submitted as a separate section of this report.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of New Plan Excel Realty Trust, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 3, 2003

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

 (In thousands)

	December 31, 2002	December 31, 2001
ASSETS
Real estate:
Land	$830,376	$498,859
Buildings and improvements	2,735,046	2,184,787
Accumulated depreciation and amortization	(295,946)	(269,755)
Net real estate	3,269,476	2,413,891
Real estate held for sale	21,276	20,747
Cash and cash equivalents	8,528	7,163
Restricted cash	52,930	—
Marketable securities	2,115	1,887
Receivables:
Trade, less allowance for doubtful accounts of $15,307 and $15,633 at December 31, 2002 and 2001, respectively	46,990	43,555
Other, net	43,479	8,736
Mortgages and notes receivable	2,632	45,360
Prepaid expenses and deferred charges	21,527	15,964
Investments in / advances to unconsolidated ventures	31,234	41,876
Other assets	15,092	23,687
Total assets	$3,515,279	$2,622,866

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages payable, including unamortized premium of $20,403 and $6,063 at December 31, 2002 and 2001, respectively	$671,200	$241,436
Notes payable, net of unamortized discount of $2,222 and $1,752 at December 31, 2002 and 2001, respectively	783,927	613,248
Notes payable, other	28,349	—
Credit facilities	230,000	95,000
Capital leases	28,866	29,170
Dividends payable	44,836	41,692
Other liabilities	106,690	80,982
Tenant security deposits	9,128	5,833
Total liabilities	1,902,996	1,107,361

Minority interest in consolidated partnership	39,434	22,267

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, Series A: $.01 par value, 25,000 shares authorized: 4,600 shares designated as 8 ½% Series A Cumulative Convertible Preferred, 0 and 1,507 shares outstanding at December 31, 2002 and 2001, respectively; Series B: 6,300 depositary shares each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 shares outstanding at December 31, 2002 and 2001; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at December 31, 2002 and 2001.	8	23
Common stock, $.01 par value, 250,000 shares authorized; 96,916 and 87,352 shares issued and outstanding as of December 31, 2002 and 2001, respectively.	968	873
Additional paid-in capital	1,825,820	1,697,570
Accumulated other comprehensive loss	(593)	(1,965)
Accumulated distributions in excess of net income	(253,354)	(203,263)
Total stockholders’ equity	1,572,849	1,493,238
Total liabilities and stockholders’ equity	$3,515,279	$2,622,866

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

 (In thousands, except per share amounts)

	December 31, 2002	December 31, 2001	December 31, 2000
Rental revenues:
Rental income	$310,339	$238,010	$240,478
Percentage rents	6,649	5,183	5,384
Expense reimbursements	75,411	54,606	49,249
Total rental revenues	392,399	297,799	295,111

Expenses:
Operating costs	67,924	48,078	45,200
Real estate and other taxes	46,835	33,216	33,959
Interest	92,953	78,534	88,071
Depreciation and amortization	66,223	51,733	49,725
Provision for doubtful accounts	8,979	5,614	4,381
Severance costs	—	896	4,945
General and administrative	17,878	10,306	7,469
Total expenses	300,792	228,377	233,750

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	91,607	69,422	61,361

Other income and expenses:
Interest, dividend, and other income	11,014	13,990	30,426
Equity participation in ERT	—	(4,313)	(17,867)
Equity in income of unconsolidated ventures	5,244	985	—
Foreign currency loss	(13)	(560)	(437)
Gain on sale of real estate	371	1,610	9,200
Impairment of real estate	(88,229)	(13,107)	(3,620)
Minority interest in income of consolidated partnership	(642)	(848)	(952)

Income from continuing operations	19,352	67,179	78,111

Discontinued operations:
Results of operations of discontinued garden apartment communities (Note 5)	17,007	15,179	21,310
Income from other discontinued operations (Note 5)	86,021	22,804	22,902
Income from discontinued operations	103,028	37,983	44,212

Net income before extraordinary item	122,380	105,162	122,323
Extraordinary item	(318)	—	758
Net income	$122,062	$105,162	$123,081

Preferred dividends	(21,023)	(22,639)	(22,635)
Discount on redemption of preferred stock	6,997	—	—
Net income available to common stock before extraordinary item – basic	108,354	82,523	99,688
Minority interest in income of consolidated partnership	642	848	952
Net income available to common stock before extraordinary item – diluted	$108,996	$83,371	$100,640

Basic earnings per common share:
Income from continuing operations	$0.06	$0.51	$0.63
Discontinued operations	1.08	0.44	0.51
Extraordinary item	—	—	0.01
Basic earnings per share	$1.14	$0.95	$1.15

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.51	$0.63
Discontinued operations	1.07	0.43	0.50
Extraordinary item	—	—	0.01
Diluted earnings per share	$1.13	$0.94	$1.14

Average shares outstanding – basic	95,119	87,241	87,608
Average shares outstanding – diluted	96,552	88,799	88,951

Other comprehensive income:
Net Income	$122,062	$105,162	$123,081
Unrealized gain on available-for-sale securities	229	358	341
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	(2,124)	—
Unrealized gains (losses) on interest hedges	1,143	(754)	—
Comprehensive income	$123,434	$102,642	$123,422

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Preferred Stock		Shares of Beneficial Interest/ Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Stockholders’ Equity
	Number	Amount	Number	Amount

Balance at December 31, 1999	2,287	$23	87,555	$875	$1,708,186	$214	$(97,779)	$1,611,519
Net income	—	—	—	—	—	—	123,081	123,081
Dividends	—	—	—	—	—	—	(167,137)	(167,137)
Exercise of stock options	—	—	515	5	6,595	—	—	6,600
Shares repurchased and retired	—	—	(750)	(7)	(10,784)	—	—	(10,791)
Employee loans	—	—	—	—	(8,003)	—	—	(8,003)
Unrealized holding gain on marketable securities	—	—	—	—	—	341	—	341

Balance at December 31, 2000	2,287	23	87,320	873	1,695,994	555	(141,835)	1,555,610
Net income	—	—	—	—	—	—	105,162	105,162
Dividends	—	—	—	—	—	—	(166,590)	(166,590)
Exercise of stock options	—	—	135	1	2,033	—	—	2,034
Shares repurchased and retired	—	—	(119)	(1)	(1,598)	—	—	(1,599)
Employee loans	—	—	—	—	860	—	—	860
Redemption of limited partner units for shares of common stock	—	—	16	—	281	—	—	281
Unrealized holding gain on marketable securities	—	—	—	—	—	358	—	358
Unrealized derivative gain (loss on interest rate swap)	—	—	—	—	—	(754)	—	(754)
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,124)	—	(2,124)

Balance at December 31, 2001	2,287	23	87,352	873	1,697,570	(1,965)	(203,263)	1,493,238
Net income	—	—	—	—	—	—	122,062	122,062
Dividends	—	—	—	—	—	—	(179,150)	(179,150)
Exercise of stock options	—	—	417	4	6,596	—	—	6,600
Shares repurchased and retired	—	—	—	—	(800)	—	—	(800)
Employee loans	—	—	—	—	416	—	—	416
Redemption of limited partner units for shares of common stock	—	—	420	4	8,331	—	—	8,335
Unrealized holding gain on marketable securities	—	—	—	—	—	229	—	229
Unrealized derivative gain (loss on interest rate swap)	—	—	—	—	—	1,143	—	1,143
Stock Offering	—	—	6,900	69	120,838	—	—	120,907
Redemption of Preferred A shares	(1,507)	(15)	1,827	18	(134)	—	—	(131)
Discount on redemption of Preferred A shares	—	—	—	—	(6,997)	—	6,997	—

Balance at December 31, 2002	780	$8	96,916	$968	$1,825,820	$(593)	$(253,354)	$1,572,849

The accompanying notes are an integral part of the consolidated financial statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Cash flows from operating activities:
Net income	$122,062	$105,162	$123,081
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	70,223	66,283	64,499
Amortization of net premium/discount on mortgages and notes payable	(1,110)	(1,303)	(1,153)
Amortization of deferred debt and loan acquisition costs	4,620	1,730	1,035
Foreign currency loss	13	560	437
Gain on sale of real estate and securities, net	(371)	(1,610)	(9,200)
Gain on sale of discontinued operations	(100,668)	(1,500)	—
Minority interest in income of partnership	642	848	952
Extraordinary item	318	—	(758)
Impairment of real estate assets	107,561	13,107	3,620
Equity participation in ERT	—	4,313	17,867
Equity in (income)/loss of unconsolidated ventures	(5,244)	(985)	—
Write off of investment in Eversave	—	249	—
Change in investment in and accrued interest on loans to ERT Development Corporation	—	(1,976)	(11,185)
Changes in operating assets and liabilities, net:
Change in trade and notes receivable	(3,435)	2,419	(12,223)
Change in other receivables	(25,745)	2,093	(3,531)
Change in other liabilities and dividends payable	48,356	8,001	4,646
Change in sundry assets and liabilities	12,463	(10,657)	1,245
Net cash provided by operating activities	229,685	186,734	179,332

Cash flows from investing activities:
Real estate acquisitions and building improvements	(58,585)	(112,821)	(33,742)
Proceeds from real estate sales, net	266,253	413,195	52,253
Acquisition, net of cash received	(639,612)	—	—
Leasing commissions paid	(1,763)	(1,811)	—
Loans to ERT Development Corporation	—	12,335	(39,324)
Purchase of ERT Development Corporation common stock	—	(435)	—
Cash acquired from purchase of ERT Development Corporation	—	543	—
Repayments from ERT Development Corporation	—	—	13,034
Advances for mortgage notes receivable, net	(420)	(2,323)	(4,609)
Repayments of mortgage notes receivable	10,744	5,452	2,616
Restricted cash in escrow	(42,412)	—	—
Capital contributions to joint ventures	(5,346)	—	—
Distributions to joint ventures	44,189	—	—
Net cash (used in) provided by investing activities	(426,952)	314,135	(9,772)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(121,566)	(169,657)	(108,877)
Reserves established for mortgages payable	—	(7,669)	—
Proceeds from mortgages payable	—	—	48,000
Proceeds from credit facility borrowing, net	135,000	(148,750)	55,030
Dividends paid	(178,925)	(166,594)	(167,043)
Proceeds from stock offering, net	120,907	—	—
Proceeds from bond issuance, net	249,150	—	—
Proceeds from exercise of stock options	5,753	2,033	6,600
Payments for the repurchase of common stock	(800)	(1,598)	(10,791)
Repayment of loans receivable for the purchase of common stock	416	861	—
Financing fees paid	(7,554)	(1,353)	—
Minority interest distributions paid	(1,705)	(2,149)	(2,143)
Costs to redeem Preferred A shares	(130)	—	—
Cash paid on forward starting swap	(1,914)	—	—
Net cash provided by (used in) financing activities	198,632	(494,876)	(179,224)

Net increase (decrease) in cash and cash equivalents	1,365	5,993	(9,664)

Cash and cash equivalents at beginning of year	7,163	1,170	10,834
Cash and cash equivalents at end of year	$8,528	$7,163	$1,170
Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$91,600	$88,200	$93,800
Capitalized interest	3,733	2,635	400
State and local taxes paid	430	200	900
Municipal bonds and tax incentive financing received in acquisition	16,900	—	—
Mortgages assumed	456,000	83,600	—
Issuance of shares / units	25,000	—	—

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Description of Business

New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the “Company”) is operated as a self-administered, self-managed real estate investment trust (“REIT”).  As a result of the discontinued operations resulting from the sale of the Company’s garden apartment communities during 2001, the principal business of the Company is the ownership and operation of retail properties throughout the United States.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership (Note 14).  All significant intercompany transactions and balances have been eliminated.

Until June 30, 2001, the Company used the equity method to account for its investment in ERT Development Corporation (“ERT”), a Delaware corporation (Note 9).  Subsequent to that date ERT has been accounted for as a fully consolidated entity.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net earnings per common share assuming dilution (“diluted EPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the “if converted” method), exercise of in-the-money stock options and upon conversion of ERP limited partnership units.

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

Restricted Cash

Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by certain loan agreements.  Additionally, for the year ended December 31, 2002, restricted cash balances contain escrow funds held for the repayment of a promissory note issued in connection with the Equity Investment Group portfolio acquisition (Note 3).  Substantially all restricted cash is invested in money market mutual funds and carried at market value.

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $15.3 million and $15.6 million as of December 31, 2002 and 2001, respectively.

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

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property (taking into account the anticipated holding period of the assets) is less than the carrying value of the property.  Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

Employee Loans

Prior to 2001, the Company made loans to officers, directors and employees primarily for the purpose of purchasing common stock of the Company.  These loans are demand and term notes bearing interest at rates ranging from 5% to 10%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At December 31, 2002 and 2001, the Company had aggregate loans to employees of approximately $6.9 million and $7.3 million, respectively.

Investments in / Advances to Unconsolidated Ventures

The Company has direct equity investments in several joint venture projects.  The Company accounts for these investments in unconsolidated ventures under the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities.  These investments are initially recorded at cost, as “Investments in / advances to unconsolidated ventures”, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Deferred Leasing and Loan Origination Costs

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (approximately $3.1 million of internal leasing costs were capitalized for the year ended December 31, 2002).

Derivative / Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable”, and is included in “trade receivables” on the accompanying balance sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales level is achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets.  As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.  Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.  The Company plans to continue to operate so that it meets the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.  The Company is subject to certain state and local taxes.  Provision for such taxes has been included in general and administrative expenses in the Company’s consolidated statement of income.

Effective January 1, 2001, the Company may elect to treat one or more of its existing or newly created corporate subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its existing and newly created corporate subsidiaries as TRS’s.  At December 31, 2002, the Company’s TRS subsidiaries had a tax net operating loss (“NOL”) carryforward of approximately $22.8 million expiring from 2013 to 2016.

Segment Information

As a result of the Company’s disposition of its garden apartment portfolio in September 2001, the principal business of the Company is the ownership and operation of retail properties.  The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States.  Further, all operations are within the United States and no tenant comprises more than 10% of revenues.

Recently Issued Accounting Standards

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of ABR 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003.  For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact because the Company’s potential variable interests in VIEs are its Investments in Unconsolidated Ventures described in Note 10.  The Company’s maximum exposure to loss as a result of its involvement with each potential VIE is also described in Note 10.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS No. 148”).  This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002.  The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  Effective January 1, 2003, the Company will adopt the prospective method provisions of SFAS No. 148, which will apply the recognition provisions of FAS 123 to all employee awards granted, modified or settled after January 1, 2003.  The adoption is not expected to have a material impact on the financial statements of the Company.

With respect to the Company’s stock options which were granted prior to 2002, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations.  Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands except per share amounts):

	Years Ended December 31,
	2002 Basic EPS	2001 Basic EPS	2000 Basic EPS
Net income, as reported	$122,062	$105,162	$123,081
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,159)	(2,076)	(2,050)
Pro forma net income	$119,903	$103,086	$121,031

Earnings per share:
Basic – as reported	$1.14	$0.95	$1.15
Basic – pro forma	$1.11	$0.92	$1.12

Diluted – as reported	$1.13	$0.94	$1.14
Diluted – pro forma	$1.10	$0.92	$1.12

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34).  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies.  It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium).  The Company has adopted the new disclosure requirements, which are effective beginning with 2002 calendar year-end financials.  FIN 45’s provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 is not expected to have a material impact on the Company.

In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination  Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).  It addresses when to recognize a liability for a cost associated with an exit or disposal activity such as, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees.  SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity’s commitment to a plan, as previously defined in Issue 94-3.  The provisions of SFAS No. 146 shall be applied for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company.

In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”).  This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 should not be classified as extraordinary.  The provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002.  Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item shall be reclassified.

The Company will adopt this statement, as required, effective January 1, 2003, and the adoption of SFAS No. 145 is not expected to have a material impact on the financial statements of the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144.  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real properties which have been sold during 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Income Statements and Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.  SFAS No. 144 requires that the provisions of this statement be adopted prospectively.  Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations.  Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been restated for comparability, as required.

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

3.             Acquisitions and Dispositions

EIG Acquisition

On December 12, 2002, the Company acquired a portfolio of 57 community and neighborhood shopping centers (the “EIG Acquisition”) from Equity Investment Group, a private retail-focused REIT.  The acquisition of one additional shopping center from Equity Investment Group was completed in January 2003.  The aggregate purchase price for the acquisition was approximately $437 million, consisting of the assumption of approximately $149 million of outstanding indebtedness, the issuance of approximately $25 million of units in ERP and approximately $263 million in cash.  The cash component of the acquisition was financed with proceeds generated from the sale of four of the Company’s factory outlet centers (see “Disposition of Factory Outlet Centers” below) and through borrowings under the Company’s $350 million revolving credit facility.

CenterAmerica Acquisition

On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the “CenterAmerica Acquisition”) from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II, L.P.  As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  The joint venture currently owns 14 grocery-anchored shopping centers located in six states.  The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding debt.  The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company’s common stock, borrowings under the Company’s then existing credit facilities and a $125 million senior unsecured term loan facility.

Other Acquisitions

In fiscal 2002, the Company acquired three properties, Midway Market Square, Superior Marketplace and Whitestown Plaza.  Midway Market Square, a 234,670 square foot grocery-anchored community shopping center located in Elyria, Ohio, was acquired on November 20, 2002 for approximately $23.7 million, including approximately $17.8 million of assumed mortgage indebtedness.  Superior Marketplace was acquired on July 31, 2002 from The Ellman Companies for approximately $13.6 million in cash and the satisfaction of $38.0 million of notes receivable and accrued interest.  Superior Marketplace is an existing 148,302 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver.  The shopping center is in the later stages of development and is expected to total 295,602 square feet upon completion.  Whitestown Plaza, an 80,612 square foot shopping center located in Whitesboro, New York, was acquired on April 3, 2002 in consideration of $3.8 million of notes and interest receivable.

In fiscal 2001, the Company acquired two properties, Arapahoe Crossings and Stein Mart Center.  The Arapahoe Crossings shopping center was acquired from The Ellman Companies for approximately $48 million in cash and the satisfaction of $13.6 million of notes receivable and accrued interest.  Arapahoe Crossings, a 466,106 square foot grocery-anchored community shopping center located in Aurora, Colorado, southeast of Denver, is in the final phase of development.  The Stein Mart Center, a 112,708 square foot shopping center located in Poway, California, was acquired from one of the Company’s former joint venture partners, in consideration of $4.9 million of notes receivable and interest due to ERT.

In fiscal 2000, the Company acquired two properties, Burdine’s at Clearwater Mall and Dover Park Plaza.  The 10.4 acre Burdine’s store site, located in Clearwater, Florida, was acquired for approximately $4.8 million.  Dover Park Plaza, a 60,000 square foot shopping center located in Yardville, New Jersey, was acquired for approximately $3.3 million and was 100% leased at the time of purchase.

Disposition of Factory Outlet Centers

On December 19, 2002, the Company and Chelsea Property Group, Inc. completed the sale by the Company of four of its factory outlet centers (the “Factory Outlet Disposition”).  The four properties included St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson Outlet Village, located in Jackson, New Jersey.  As consideration for the four properties, the Company received gross proceeds of approximately $193 million, and after costs associated with the disposition, the gain on sale was approximately $79 million.  The proceeds were used to pay down a portion of the balance outstanding under the Company’s revolving credit facility, which had been drawn to fund a portion of the EIG Acquisition.

Disposition of Garden Apartment Portfolio

On September 21, 2001, pursuant to an agreement dated May 11, 2001, the Company and a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. (“Houlihan/C.L.K.”) completed the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/C.L.K.  The one remaining apartment community (The Club Apartments) was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001.

As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million.  In connection with the garden apartment community portfolio transaction, the Company arranged for the provision of a letter of credit to the buyer in the amount of approximately $30 million, which has a term of three years (subject to the right of Houlihan/C.L.K. to terminate or reduce the amount thereof after 18 months or, alternatively, to extend the term for one additional year), and for which the Company will receive a nine percent per annum fee on the undrawn face amount of the letter of credit while it remains outstanding.  The Company also received a one percent commitment fee.  The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment community portfolio.  If the letter of credit is drawn (for example, following a default by the buyer under the loan), the Company will be obligated to reimburse the providing bank for the amount of the draw.  The balance outstanding under this letter of credit was approximately $23.8 million as of December 31, 2002; however, as of December 31, 2002, approximately $4.5 million of this balance was secured by funds held in escrow.  These funds reduced the Company’s exposure under the letter of credit to approximately $19.3 million.

After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million.  Approximately $1.5 million of the gain was recognized in 2001 and the remaining $17.0 million was recognized in 2002.  Accordingly, the assets and operating results of the garden apartment communities have been reclassified and reported as discontinued operations.

The results of operations of the garden apartment communities have been included in results of discontinued operations (Note 5) in accordance with SFAS No. 144.

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

Other Dispositions

During 2002, the Company sold 25 properties (including the Factory Outlet Disposition discussed above), one outparcel, and approximately 10.5 acres of land, including the 450,000 square feet of anchor space at Clearwater Mall (collectively “Other Discontinued Operations”), for aggregate gross proceeds of approximately $278.1 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

During 2001, the Company sold, in addition to its garden apartment portfolio, 26 properties, seven land parcels and one outparcel for aggregate gross proceeds of approximately $49.8 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 the Company recorded the results of operations of these properties as income from discontinued operations (Note 5).

During 2000, the Company sold 12 properties, including seven shopping centers, four single tenant properties and one commercial property, for aggregate gross proceeds of approximately $57.5 million.  The gain from these sales was approximately $9.2 million and is included in “Gain on sale of real estate” in the Company’s 2000 Consolidated Statement of Income.

4.             Real Estate Held for Sale and Impaired Real Estate

As of December 31, 2002, 11 retail properties and two land parcels were classified as “Real estate held for sale”.  These properties were located in seven states and had an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $21.3 million, net of accumulated depreciation of approximately $4.0 million and impairment charges of $3.5 million.  In accordance with SFAS No. 144, the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

As of December 31, 2001, the Company classified eight single tenant properties and three retail properties as “Real estate held for sale”.  These properties were located in eight states and had an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $20.7 million, net of accumulated depreciation of approximately $2.1 million, and impairment of approximately $7.1 million.

As part of the Company’s periodic assessment of its real estate properties relative to both the extent to which such assets are consistent with the Company’s long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in the fourth quarter of 2002 that its investment in two properties was impaired. Given the substantial culmination during the fourth quarter of 2002 of the Company’s non-core asset recycling program and therefore achievement of its goal relative to executing a product strategy focused on its core assets of community and neighborhood shopping centers, the Company reduced its anticipated holding period of certain remaining non-core assets.  As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of the properties and the effects of new competition and demand for the properties, the Company determined that its investment in Pointe Orlando and Factory Merchants Barstow was impaired and recorded an impairment of real estate of approximately $88.0 million related to these assets.  At Pointe Orlando, the Company took a $70.0 million impairment charge, reducing the book value of this asset to $88.0 million and at Factory Merchants Barstow, the Company took an $18.0 million impairment charge, reducing the book value of this asset to $15.0 million.

5.             Income from Discontinued Operations

The following is a summary of income from discontinued operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Total revenue
Garden apartment communities	$—	$56,063	$76,288
Other discontinued operations	34,202	37,763	36,970
Real estate held for sale	2,974	2,847	2,894
Total revenue	37,176	96,673	116,152

Operating costs
Garden apartment communities	—	(25,063)	(34,617)
Other discontinued operations	(8,168)	(8,101)	(8,454)
Real estate held for sale	(507)	(520)	(407)

Real estate taxes
Garden apartment communities	—	(4,039)	(6,210)
Other discontinued operations	(1,861)	(2,047)	(1,989)
Real estate held for sale	(165)	(161)	(161)

Interest expense
Garden apartment communities	—	(4,899)	(4,563)
Other discontinued operations	(50)	(245)	(281)
Real estate held for sale	—	—	—

Depreciation and amortization
Garden apartment communities	—	(7,947)	(9,135)
Other discontinued operations	(3,387)	(5,221)	(5,017)
Real estate held for sale	(612)	(661)	(622)

Provision for doubtful accounts
Garden apartment communities	—	(436)	(453)
Other discontinued operations	(661)	(796)	59
Real estate held for sale	(47)	(43)	(50)

General and administrative expenses
Garden apartment communities	—	—	—
Other discontinued operations	(22)	(11)	(40)
Real estate held for sale	(4)	—	—

Total operating costs	(15,484)	(60,190)	(71,940)

Income from discontinued operations before impairment and gain on sale	21,692	36,483	44,212

Impairment of real estate held for sale	(19,332)	—	—
Gain on sale of discontinued garden apartment communities	17,007	1,500	—
Gain on sale of other discontinued operations	83,661	—	—

Income from discontinued operations	$103,028	$37,983	$44,212

6.             Pro Forma Financial Information

The following pro forma financial information for the years ended December 31, 2002 and 2001 is presented as if the EIG Acquisition, the Factory Outlet Disposition, the Company’s public offering of 6.9 million shares of common stock in January 2002 (the “Stock Offering”), the Company’s issuance of $250 million of 5.875% senior unsecured notes in June 2002 (the “Bond Offering”), the CenterAmerica Acquisition, the sale of the Company’s garden apartment community portfolio and the consolidation of ERT all occurred on January 1, 2002 and 2001.  In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made.

	December 31, 2002	December 31, 2001
	(in thousands, except per share amounts)

Rental revenues	$424,155	$414,170
Expenses	(334,807)	(320,178)
Other (expense) income	(73,087)	1,916
Income from continuing operations	$16,261	$95,908

Net Income	$118,971	$118,713

Income from continuing operations per share - basic	$0.02	$0.78
Income from continuing operations per share - diluted	$0.04	$0.78

Net income per share – basic	$1.10	$1.02
Net income per share – diluted	$1.08	$1.01

Average shares outstanding – basic	95,649	94,141
Average shares outstanding - diluted	98,590	97,081

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

7.             Marketable Securities

The Company has classified all investments in equity securities as available-for-sale.  All investments are recorded at current market value with an offsetting adjustment to stockholders’ equity (in thousands):

	December 31, 2002	December 31, 2001
Cost basis	$973	$974
Unrealized holding gains	1,142	913
Fair value	$2,115	$1,887

The weighted average method is used to determine realized gain or loss on securities sold.  The fair value of marketable securities is based upon quoted market prices as of December 31, 2002 and 2001.

8.             Mortgages and Notes Receivable

The Company had the following mortgages and notes receivable (in thousands):

	December 31, 2002	December 31, 2001
Notes from development companies, monthly interest from 10% to 12% per annum. Maturity dates vary depending upon the completion or sale of certain properties.	$—	$29,336
Note from a development company, effective interest rate of 10%, payable in Canadian dollars. Due May 2003.	—	7,763
Purchase money first mortgages, interest at 7.2% to 10%. Due 2002 to 2003.	691	4,419
Leasehold mortgages, interest at 10% to 12%.Due 2008 to 2010.	1,093	1,170
Other	848	2,672
Total	$2,632	$45,360

The Company had notes receivable in the total amount of Canadian $12.4 million at December 31, 2001 (US $7.8 million) from a Canadian company which used the proceeds to acquire a 50% joint venture interest in a mixed-use commercial building known as “Atrium on the Bay”, and an adjacent building in Toronto, Canada.  The loan was collateralized by the Canadian company’s interest in the joint venture.  During 2001, Canadian $1.8 million (US $1.3 million) was repaid to the Company.  Of this amount, US $0.1 million was applied to accrued interest and US $1.2 million was applied to the principal balance.  The remaining balance was repaid during 2002.

At December 31, 2002 and 2001, approximately $0.1 million and $7.6 million, respectively, of the other receivables on the accompanying balance sheet represented interest and dividends receivable, most of which represented interest receivable related to notes from development companies.  The Company has assessed its ability to collect these receivables and expects to realize interest and principal in accordance with the book value of the notes.

9.             ERT Development Corporation

In 1995, ERT was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income.  Until July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT and an officer and director of the Company owned all the common shares.  The preferred shares were entitled to receive 95% of dividends, if any, and bore 100% of the losses.  Cash requirements to facilitate ERT’s transactions were obtained primarily through borrowings from the Company.  As of July 1, 2001, the Company purchased all of the common shares of ERT, and ERT is now a wholly owned subsidiary of the Company.  In 2001, ERT elected to become a “taxable REIT subsidiary” of the Company under the tax rules applicable to REITs.

In 2001 and 2000, the equity in the losses of ERT recorded by the Company was $4.3 million and $17.9 million, respectively.

Summary unaudited financial information for ERT is as follows (in thousands):

Condensed Statements of Income	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues	$12,873	$27,060
Interest expense to New Plan Excel Realty Trust, Inc.	(4,818)	(18,499)
Other expenses	(12,368)	(26,428)
Net loss	$(4,313)	$(17,867)

The ERT condensed statement of income for the year ended December 31, 2001 only reflects six months of revenue and expense as, effective July 1, 2001, ERT has been consolidated with the Company.

ERT has a wholly owned subsidiary, Pointe Orlando Development Company, as well as an investment in joint venture partnerships related to retail and development projects in Frisco, Texas (The Centre at Preston Ridge).  In addition, ERT has a retail and development project, Vail Ranch II, in Temecula, California.  ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method.

On January 11, 2001, ERT acquired Stein Mart Center, a 113,000 square foot shopping center located in Poway, California, from Wilton Partners in consideration of $4.9 million of notes receivable and interest due to ERT.  This property was subsequently sold in the fourth quarter of fiscal 2002 for approximately $7.1 million.

On May 18, 2001, The Ellman Companies repaid to ERT approximately $18.9 million of outstanding notes receivable and accrued interest on two properties (Mesa Pavilions and The Groves).  Approximately $2.1 million of the proceeds consisted of a note receivable secured by certain interests in the Superior Towne Center, a property for which the Company also held a note receivable.  As of December 31, 2002, no amounts remained outstanding under these notes receivable.

10.          Investments in/Advances to Unconsolidated Ventures

At December 31, 2002, the Company had investments in five joint ventures: (1) Benbrooke Ventures, (2) CA New Plan Venture Fund, (3) Clearwater Mall, LLC, (4) Vail Ranch II and (5) The Centre at Preston Ridge, Phase 1, 2 and 3.  The latter two investments were acquired as a result of the consolidation of ERT on July 1, 2001.  The Company accounts for these investments using the equity method.  The following table summarizes the joint venture projects as of December 31, 2002 and 2001 (in thousands).

				Percent Ownership	Investment in/Advances to as of
					December 31, 2002	December 31, 2001
	City	State	JV Partner

Benbrooke Ventures (1)
Rodney Village	Dover	DE	Benbrooke Partners	50%	*	*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%	*	*
Fredricksburg	Spotsylvania	VA	Benbrooke Partners	50%	*	*
					$8,894	$—

CA New Plan Venture Fund (2)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	*	*
Flamingo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%	*	*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	*	*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	*	*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	*	*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%	*	*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	*	*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	*	*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	*	*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	*	*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%	*	*
Marketplace at Wycliff – Phase 1	Lake Worth	FL	Major U.S. Pension Fund	10%	*	*
Marketplace at Wycliff – Phase 2	Lake Worth	FL	Major U.S. Pension Fund	10%	*	*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	*	*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	*	*
					$6,371	$—

Clearwater Mall, LLC (3)
Clearwater Mall	Clearwater	FL	The Sembler Company	50%	$4,007	$—

Vail Ranch II (4)
Vail Ranch II	Temecula	CA	Land Grand Development	50%	$1,256	$1,152

The Centre at Preston Ridge
Phase 1 (5)	Frisco	TX	Foreign Investor / George Allen / Milton Schaffer	25%	*	*
Phase 2 (6)	Frisco	TX	George Allen/Milton Schaffer	50%	*	*
Phase 3 (6)	Frisco	TX	George Allen / Milton Schaffer	50%	*	*
					$10,706	$40,724

		Investments in/Advances to Unconsolidated Ventures			$31,234	$41,876

*                     Multiple properties held in a single investment joint venture.

(1)                                  The Company receives an 8.5% preferred return on its investment.

(2)           The Company receives increased participation after a 12% IRR.

(3)                                  The Company receives a 9.5% preferred return on its investment.

(4)           The Company receives a 12% preferred return on its investment.

(5)           The Company receives increased participation after a 10% return on its investment.

(6)                                  The Company receives a 10% preferred return on its investment.  Included in the Company’s equity investment balance is approximately $3.0 million of outstanding notes receivable.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures is as follows (in thousands):

Condensed Combined Balance Sheets	December 31, 2002	December 31, 2001
Cash and cash equivalents	$12,072	$6,421
Receivables	4,569	1,336
Property and equipment, net of accumulated depreciation	270,001	120,861
Other assets, net of accumulated amortization	8,265	42,034
Total Assets	$294,907	$170,652

Notes payable	$191,971	$88,534
Accrued interest	882	1,117
Other liabilities	6,882	756
Total liabilities	199,735	90,407
Total partners’ capital	95,172	80,245
Total liabilities and partners’ capital	$294,907	$170,652

Company’s investment in / advances to	$31,234	$41,876

Condensed Combined Statements of Income	Year Ended December 31, 2002	Year Ended December 31, 2001

Rental revenue	$32,840	$20,923
Operating expenses	(4,906)	(3,916)
Interest expense	(10,052)	(7,090)
Other expenses, net	(8,688)	(8,864)
Net income	$9,194	$1,053

Company’s share of net income (1)	$5,244	$852

(1)  Includes preferred returns of $3,761 and $325 as of December 31, 2002 and 2001, respectively.

The following is a brief summary of the joint venture obligations that the Company has as of December 31, 2002:

•      Benbrooke Ventures.  The Company has an investment in a joint venture which owns three community and neighborhood shopping centers located in Dover, Delaware; Fruitland, Maryland; and Spotsylvania, Virginia.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 80% of any capital required by the joint venture.   The Company does not, however, expect that any significant capital contributions will be required.

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $97.7 million as of December 31, 2002.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by the Company as of December 31, 2002.  The Company anticipates contributing the remaining $2.6 million during 2003.

•      Clearwater Mall, LLC.  In October 2002, the Company contributed its Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $11.4 million as of December 31, 2002.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 75% of any capital that might be required by the joint venture.  The Company does not, however, expect that any significant capital contributions will be required.

•                  Preston Ridge Joint Venture.  The Company has investments in various joint ventures that own either a community shopping center (The Centre at Preston Ridge) or undeveloped land in Frisco, Texas.

•                  Phase 1.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns the community shopping center.  The Company’s ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of December 31, 2002.

•                  Phase 2.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  As of December 31, 2002, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to the Company.

•                  Phase 3.  The Company has a 50% investment in a joint venture that owns approximately 5.4 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $0.9 million as of December 31, 2002.

•      Vail Ranch II Joint Venture.  The Company has a 50% interest in a joint venture that owns a community shopping center in Temecula, California that is in the final stages of development.  The joint venture had third-party loans outstanding of approximately $8.9 million as of December 31, 2002.  The Company currently guarantees interest payments under the loan (which rate of interest is the prime rate of the lender), as well as the payment of taxes, insurance and general maintenance and upkeep on the property.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.

11.          Debt Obligations

As of December 31, 2002 and 2001, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum Amount Available	Carrying Value as of		Stated Interest Rates	Scheduled Maturity Date
		December 31, 2002	December 31, 2001
CREDIT FACILITIES
Bank of New York $122.5 Million Revolving Facility	$—	$—	$20,000	LIBOR + 87.5 bp(1)	N/A
Fleet Revolving Facility	350,000	75,000	—	LIBOR + 105 bp(1)	April 2005
Fleet Term Loan #1	—	—	75,000	LIBOR + 115 bp(1)	N/A
Fleet Term Loan #2	155,000	155,000	—	LIBOR + 115 bp(1)	December 2003
Total Credit Facilities	$505,000	$230,000	$95,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$529,256	$210,572	6.670% — 9.625%	2003 - 2028
Variable Rate Mortgages		121,541	24,801	Variable(2)	2003 - 2011
Total Mortgages		650,797	235,373
Net unamortized premium		20,403	6,063
Total Mortgages, net		$671,200	$241,436

NOTES PAYABLE		$—	$81,000	6.800%	N/A
6.80% unsecured notes		49,000	49,000	7.330%	November 2003
7.33% unsecured notes		75,000	75,000	6.875%	October 2004
6.88% unsecured notes		100,000	100,000	7.750%	April 2005
7.75% unsecured notes		30,000	30,000	7.350%	June 2007
7.35% unsecured notes		250,000	—	5.875%	June 2007
5.88% unsecured notes		150,000	150,000	7.400%	September 2009
7.40% unsecured notes		10,000	10,000	7.970%	August 2026
7.97% unsecured notes		25,000	25,000	7.650%	November 2026
7.65% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	7.500%	July 2029
7.50% unsecured notes		784,000	615,000
Total Notes		(2,222)	(1,752)
Net unamortized discount		2,149	—
Impact of reverse swap agreement		$783,927	$613,248
Total Notes, net
		$28,349	—	Variable	January 2003
NOTES PAYABLE, OTHER (3)
		$28,866	$29,170	7.500%	June 2031
CAPITAL LEASES
		$1,742,342	$978,854
TOTAL DEBT

(1)               The Company incurs interest using the 30-day LIBOR rate which was 1.38% as of December 31, 2002.

(2)               As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30 day LIBOR rate, Moody’s A Corporate Bond Index or a rate determined by the appropriate remarketing agent plus spreads ranging from 125 to 375 basis points.

(3)               Represents a promissory note issued in connection with the EIG Acquisition.  The note is scheduled to be repaid on January 2, 2003 and is secured with deposits held in escrow.  The note bears interest at a rate equivalent to that at which the escrow funds are earning interest.

On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility (“Fleet Term Loan #2”).  At that time, the facility matured on March 1, 2003 and contained covenants substantially similar to those that were contained in the Company’s senior unsecured credit facilities.  The proceeds of the loan were used to finance a portion of the CenterAmerica Acquisition.  On November 26, 2002, the Company amended this loan, increasing the borrowing base to $155.0 million and extending the maturity date until December 2003.  The Company also amended the loan’s covenants to be consistent with those contained in the Fleet Revolving Facility.  As of December 31, 2002, the Fleet Term Loan #2 bears interest at LIBOR plus 115 basis points, based on the Company’s current debt rating.

On April 26, 2002, the Company entered into a $350 million senior unsecured revolving credit facility (“Fleet Revolving Facility”), refinancing its then existing revolving credit facilities.  The Fleet Revolving Facility bears interest at LIBOR plus 105 basis points and matures on April 25, 2005, with a one-year extension option.

On May 8, 2002, the Company extended the maturity on its then existing $50.0 million senior unsecured term loan facility (“Fleet Term Loan #1”), at original terms, until November 17, 2002.  On October 7, 2002, the Company repaid the $50.0 million outstanding, and that loan was cancelled and retired.

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

•                  total debt to total adjusted assets of no more than 55%

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  FFO payout ratio no greater than 95%

On June 11, 2002, the Company priced an offering of $250 million of 5.875% senior unsecured notes due June 15, 2007.  Interest on the notes will be payable semi-annually on June 15 and December 15.  The notes were priced at 99.66% of par value to yield 5.955%.  Net proceeds from the offering were used to repay a portion of the borrowings under the Fleet Revolving Facility.

As of December 31, 2002, future expected/scheduled maturities of outstanding long-term debt obligations were as follows (in thousands):

2003	$364,833
2004	125,658
2005	223,713
2006	28,939
2007	307,011
Thereafter	671,858
Total debt maturities	1,722,012

Net unamortized premiums on mortgages	20,403
Net unamortized discount on notes	(2,222)
Fair value adjustment on debt subject to reverse swap agreement	2,149

Total debt obligations	$1,742,342

12.          Other Liabilities

Other liabilities are comprised of the following (in thousands):

	December 31, 2002	December 31, 2001

Property and other taxes payable	$35,226	$14,949
Interest payable	12,891	11,210
Accounts payable	8,603	6,077
Accrued construction costs	9,406	437
Deferred rent expense and rents received in advance	1,388	3,880
Amounts due seller of property	9,031	1,568
Deferred gain	—	17,007
Accrued professional and personnel costs	10,405	5,758
Accrued insurance	3,525	4,894
Acquisition / disposition costs	7,914	3,346
Other	8,301	11,856
Total	$106,690	$80,982

13.                               Risk Management and Use of Financial Instruments

Risk Management

In the normal course of its on-going business operations, the Company encounters economic risk.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk on its interest-bearing liabilities.  Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments.  Market risk changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal, the value of the collateral underlying loans and the valuation of properties held by the Company.

Use of Derivative Financial Instruments

The Company’s use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes.  The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.  The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships.  The Company is potentially exposed to credit loss in the event of non-performance by these counterparties.  However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2002 (in thousands).  The notional amount at December 31, 2002 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Cap	Cash Flow	$110,500	8.000%	07/01/03	$—
Reverse Arrears Swap	Fair Value	50,000	4.357%	10/15/04	2,149
					$2,149

On December 31, 2002, the derivative instruments were reported at their fair value as Other Assets of $2.1 million.  Additionally, the reverse arrears swap debt of approximately $2.1 million at December 31, 2002 was reported as a component of the note payable to which it was assigned.  As of December 31, 2002, there were $1.7 million in deferred losses represented in OCI relating to the unamortized portion of the premium and on the interest rate cap.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of borrowers or tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.   No tenant exceeds 5% of annual reported rental income.

On January 22, 2002, Kmart Corporation (“Kmart”), the Company’s second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  Since the bankruptcy filing (i) leases at seven of the Company’s locations where Kmart is a lessee were rejected, (ii) Kmart indicated that it intends to close six additional locations at the Company’s properties on or about March 31, 2003 and (iii) the Company entered into agreements with Kmart to reduce the rent at four Company store locations effective July 1, 2002 and at six Company store locations effective April 1, 2003; however, two of the store locations where rent reductions were effective July 1, 2002 are included in the six store locations scheduled to close on or about March 31, 2003, resulting in eight store locations where the Company has agreed to rent reductions.

As of December 31, 2002, Kmart was a lessee at 36 locations (excluding the seven previously rejected locations) that contain a total of 3.3 million square feet of gross leasable area, or approximately 6.5% of the Company’s total gross leasable area.  As of December 31, 2002, Kmart’s annualized base rent for these 36 locations was $13.7 million, or approximately $4.09 per square foot, not taking into account the rental reductions agreed to at the six locations effective April 1, 2003, which are not material.

14.          Minority Interest in Consolidated Partnership

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties.  A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations.  Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common shares at the Company’s option), cash and the assumption of mortgage debt.  These units can convert to Company shares at exchange ratios from 1.0 to 1.4 Company shares for each unit.  ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 1999	3,256,457	2,163,743	1,092,714
Issued	—	—	—
Redeemed	—	—	—

Outstanding at December 31, 2000	3,256,457	2,163,743	1,092,714
Issued	15,951	15,951	—
Redeemed	(15,951)	—	(15,951)

Outstanding at December 31, 2001	3,256,457	2,179,694	1,076,763
Issued (1)	2,632,439	1,250,830	1,381,609
Redeemed	(323,830)	—	(323,830)

Outstanding at December 31, 2002	5,565,066	3,430,524	2,134,542

(1)  Includes units issued in connection with the EIG Acquisition of approximately 0.9 million and 1.4 million for the Company and Limited Partner, respectively.

15.          Stockholders’ Equity

Common Stock

To maintain its qualification as a REIT, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules.  To help ensure that the Company will not fail this test, the Company’s Articles of Incorporation provide for, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership.  Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  Through December 31, 2002, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share.  Of this amount, approximately 50,000 and 119,000 shares were repurchased and retired in 2002 and 2001, respectively.

Preferred Stock

On July 15, 2002, the Company redeemed all outstanding shares of its 8 ½% Series A Cumulative Convertible Preferred Stock (the “Preferred A Shares”).  Each Preferred A Share was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock.  The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption.  Such discount was reflected as an adjustment to earnings attributable to common stockholders.

As of December 31, 2002 and 2001, there were 0 and 1,507,000 Preferred A Shares outstanding, respectively.  Holders of the Preferred A Shares were entitled to an annual distribution of $2.125 per share and the shares were convertible into common shares at a price of $20.10 per share.  The Preferred A Shares ranked senior to the Company’s common stock and were on parity with the other preferred shares with respect to the payment of dividends and amounts payable upon liquidation, dissolution or winding down of the Company.

The Company has outstanding 6,300,000 depositary shares each representing 1/10 of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock (the “Preferred B Shares”).  Holders of the Preferred B Shares are entitled to an annual dividend equal to $2.15625, payable quarterly.

The Company also has 1,500,000 depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.

Options

The Company has two active stock option plans (the “Plans”) and four option plans under which grants are no longer made.  Pursuant to the six plans, options have been granted to purchase shares of common stock of the Company (the “Shares”) to officers, directors, and certain employees of the Company.  The two active plans are the 1993 Employee Plan (the “1993 Plan”) and the 1994 Directors Plan (the “1994 Plan”).  The exercise price of a share pursuant to each of the Plans is required to be no less than the fair market value of a share on the date of grant.  The vesting schedule for the 1993 Plan is determined at the time of grant and the grants under the 1994 Plan vest 100% at the grant date.  As of December 31, 2002, approximately 5.2 million option shares were available for grant under the 1993 Plan; however, no options may be granted under the 1993 Plan after May 3, 2003.    As of December 31, 2002, approximately 0.1 million option shares were available for grant under the 1994 Plan.  The options outstanding at December 31, 2002 had exercise prices from $12.8125 to $25.25 and a weighted average remaining contractual life of approximately six years.  The total option shares, under all six plans, exercisable at December 31, 2002, is approximately 2.4 million.

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share

Outstanding at December 31, 1999	5,240,228	$21.62
Granted	1,992,621	$12.98
Exercised	(515,121)	$12.73
Forfeited	(1,015,020)	$20.91
Outstanding at December 31, 2000	5,702,708	$19.53

Granted	746,250	$15.58
Exercised	(134,488)	$15.13
Forfeited	(1,265,680)	$23.22
Outstanding at December 31, 2001	5,048,790	$18.14

Granted	1,331,000	$19.98
Exercised	(417,237)	$17.25
Forfeited	(782,713)	$19.98
Outstanding at December 31, 2002	5,179,840	$18.41

Options exercisable at December 31, 2002	2,449,300	$20.10
Options exercisable at December 31, 2001	2,759,000	$20.03
Options exercisable at December 31, 2000	3,418,000	$21.06

SFAS No. 123 requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value.  The Company has adopted the disclosure-only provisions of SFAS No. 123.  Accordingly, no compensation costs have been recognized by the Company.

Had compensation cost for the Company’s stock option plans been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123 (prospective adoption of SFAS 148 – see Note 2), the Company’s net income in the year ended December 31, 2002 would have been reduced by $2.2 million from $122.1 million to $119.9 million (resulting in net income of $1.11 per share - basic and $1.10 per share – diluted).  In the year ended December 31, 2001, net income would have been reduced by $2.1 million from $105.2 million to $103.1 million (resulting in net income of $0.92 per share - basic and diluted).  In the year ended December 31, 2000, net income would have been reduced by $2.1 million from $123.1 million to $121.0 million (resulting in net income of $1.12 per share - basic and diluted).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in each of the three years ended December 31, 2002, 2001, and 2000, respectively: dividend yield of 9.23%, 8.24%, and 8.26%, respectively; expected volatility of 22.88%, 25.11%, and 22.15%, respectively; risk-free interest rate of 4.46%, 4.54%, and 6.68%, respectively; and expected life of 3.7 years, 3.9 years, and 4.6 years, respectively.  The per share weighted average fair value at the dates of grant for options awarded for the above periods was $1.33, $1.45, and $1.31, respectively.

Dividends Paid and Payable (in thousands):

Dividends declared in 2000, paid in 2000	$125,443
Dividends declared in 2000, paid in 2001	41,694
Dividends declared in 2001, paid in 2001	124,898
Dividends declared in 2001, paid in 2002	41,692
Dividends declared in 2002, paid in 2002	134,310
Dividends declared in 2002, payable in 2003	44,836

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

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Share Purchase Plan whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company.  The additional shares currently are purchased in the open market and therefore do not represent new issuances by the Company.

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Basic EPS
Numerator:
Income from continuing operations	$19,352	$67,179	$78,111
Preferred dividends	(21,023)	(22,639)	(22,635)
Discount on redemption of preferred stock	6,997	—	—
Net income available to common shares from continuing operations - basic	5,326	44,540	55,476

Results of operations of discontinued garden apartment communities	17,007	15,179	21,310
Income from other discontinued operations	86,021	22,804	22,902
Net income available to common shares from discontinued operations - basic	103,028	37,983	44,212

Net income available to common shares before extraordinary item - basic	108,354	82,523	99,688
Extraordinary item	(318)	—	758
Net income available to common shares - basic	$108,036	$82,523	$100,446

Denominator:
Weighted average of common shares outstanding	95,119	87,241	87,608

Earnings per share – continuing operations	$0.06	$0.51	$0.63
Earnings per share – discontinued operations	1.08	0.44	0.51
Earnings per share – extraordinary item	—	—	0.01
Basic earnings per common share	$1.14	$0.95	$1.15

Diluted EPS
Numerator:
Income from continuing operations	$19,352	$67,179	$78,111
Preferred dividends	(21,023)	(22,639)	(22,635)
Discount on redemption of preferred stock	6,997	—	—
Minority interest	642	848	952
Net income available to common shares from continuing operations – diluted	5,968	45,388	56,428

Results of operations of discontinued garden apartment communities	17,007	15,179	21,310
Income from other discontinued operations	86,021	22,804	22,902
Net income available to common shares from discontinued operations - diluted	103,028	37,983	44,212

Net income available to common shares before extraordinary item - diluted	108,996	83,371	100,640
Extraordinary item	(318)	—	758
Net income available to common shares - diluted	$108,678	$83,371	$101,398

Denominator:
Weighted average of common shares outstanding - basic	95,119	87,241	87,608
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	897	1,231	1,235
Common stock options	536	327	108
Weighted average of common shares outstanding – diluted	96,552	88,799	88,951

Earnings per share – continuing operations	$0.06	$0.51	$0.63
Earnings per share – discontinued operations	1.07	0.43	0.50
Earnings per share – extraordinary item	—	—	0.01
Diluted earnings per common share	$1.13	$0.94	$1.14

Note - Preferred A shares are anti-dilutive for earnings per share calculations.  On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock.  The redemption resulted in a one-time discount, which is reflected above in the year ended December 31, 2002.

16.                               Fair Value of Financial Instruments

The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2002 and 2001, respectively.  The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations.  Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition.  The use of different estimation methodologies may have a material effect on the estimated fair value amounts.  The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2002 and 2001 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2002		December 31, 2001
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable including advances to ERT	$2,632	$2,876	$45,360	$44,263
Mortgages payable	671,200	668,534	241,436	236,010
Notes payable	783,927	827,609	613,248	668,475
Credit facilities	230,000	231,284	95,000	99,192

17.          Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business.

Funding Commitments

In addition to the joint venture funding commitments described in Note 10 above, the Company also had the following contractual obligations as of December 31, 2002, none of which the Company believes will have a material adverse affect:

•      Letter of Credit Extension.  In connection with the sale of its garden apartment portfolio, the Company arranged for the provision of a letter of credit to the buyer in the amount of approximately $30 million, which can remain outstanding through September 2004 (subject to extensions for up to one year).  The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio.  If the letter of credit is drawn (for example, following a default by the buyer under the loan), the Company will be obligated to reimburse the providing bank for the amount of the draw.  The balance outstanding and thus the maximum amount of exposure under this letter of credit was approximately $23.8 million as of December 31, 2002; however, as of December 31, 2002, approximately $4.5 million of this balance was secured by funds held in escrow.  These funds reduced the Company’s exposure under the letter of credit to approximately $19.3 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances,  be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of December 31, 2002, the Company had mortgage loans outstanding of approximately $671.2 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $120.6 million.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets, and administrative office space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments during the next five fiscal years and thereafter are approximately as follows (in thousands):

Year
2003	$1,500
2004	1,356
2005	1,324
2006	833
2007	543
Thereafter	13,043
$18,599

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in their property or disposed of by them, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property).  Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of these hazardous or toxic substances.  As is common with community and neighborhood shopping centers, many of the Company’s properties had or have on-site dry cleaners and/or on-site gasoline facilities.  These operations could potentially result in environmental contamination at the properties.

The Company is aware that soil and groundwater contamination exists at some of its properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities).  The Company is also are aware that asbestos-containing materials exist at some of its properties.  While the Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company, there can be no assurance that this will be the case.  Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of the Company’s properties.

As of December 31, 2002 and 2001, the Company’s reserve for removal of asbestos-containing materials at these properties was approximately $0 and $3.2 million, respectively.  Included in other liabilities in its Consolidated Balance Sheet as of December 31, 2001 is $3.2 million related to the clean-up of certain asbestos-containing materials.

18.          Comprehensive Income

Total comprehensive income was $123.4 million, $102.6 million and $123.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of December 31, 2002 and 2001, accumulated other comprehensive income reflected in the Company’s equity on the balance sheet is comprised of the following (in thousands):

	As of December 31,
	2002	2001
Unrealized gains on available-for-sale securities	$1,142	$913
Unrealized losses on interest risk hedges	(1,735)	(2,878)
Accumulated other comprehensive loss	$593	$(1,965)

19.                               Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2002 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2003	$340,002
2004	300,173
2005	263,775
2006	224,382
2007	187,156
Thereafter	1,040,913

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included.  Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements.  Contingent rentals for the years ended December 31, 2002, 2001, and 2000 amounted to approximately $89.5 million, $68.2 million, and $62.9 million, respectively.

20.          Severance Costs

During the years ended December 31, 2002, 2001 and 2000, the Company recorded executive severance costs of $0, $0.9 million, and $4.9 million, respectively.  During 2001, two executives resigned their positions.  During 2000, one executive retired and three executives resigned their positions.  Severance costs were recorded and paid in accordance with the employees’ respective retirement and employment agreements.

21.                               Retirement Plan

The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company.  Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation.  For the years ended December 31, 2002, 2001, and 2000, the Company’s expense for the Savings Plan was approximately $349,000, $192,000, and $147,000, respectively.

22.          Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income After Extraordinary Item, if Any		Net Income Per Share-Basic After Extraordinary Item, if Any		Net Income Per Share-Diluted After Extraordinary Item, if Any

Year Ended December 31, 2002:
First quarter	$84,841	$21,988		$0.18		$0.18
Second quarter	101,351	30,761		0.27		0.26
Third quarter	101,154	29,791		0.33		0.33
Fourth quarter (2)	105,053	39,522		0.36		0.36

Year Ended December 31, 2001:
First quarter	$72,524	$27,203		$0.25		$0.25
Second quarter	72,936	27,781		0.25		0.25
Third quarter	74,299	23,061		0.20		0.20
Fourth quarter	78,040	27,117	(3)	0.25		0.24

Year Ended December 31, 2000:
First quarter	$74,212	$27,249	(5)	$0.25	(5)	$0.25	(5)
Second quarter (4)	73,421	36,229	(5)	0.35	(5)	0.35	(5)
Third quarter	71,814	32,233		0.30		0.30
Fourth quarter	75,664	27,370	(5)	0.25	(5)	0.25	(5)

(1)               Amounts have been adjusted to give effect to the Company’s discontinued operations, in accordance with SFAS No. 144.

(2)               Net income before extraordinary item of $39,840.

(3)               Includes severance costs of $0.9 million.

(4)               Net income before extraordinary item of $35,471; earnings per share before extraordinary item; basic and diluted $0.34.

(5)               Includes severance costs of $2.7 million in the first quarter, $0.9 million in the second quarter and $1.3 million in the fourth quarter.

23.          Subsequent Events

On January 2, 2003, the Company repaid all of the amounts outstanding under its Notes Payable, other, of $28.3 million.

On January 3, 2003, the Company acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan and aggregating 534,386 square feet for approximately $46 million in cash.

On March 3, 2003, the Company repaid the $110.5 million which was outstanding under its variable rate REMIC through a draw under its Fleet Revolving Facility.  The variable rate REMIC debt was retired.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balances at Beginning of Period	Charged to Bad Debt Expense	Deductions Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Year ended December 31, 2002	$15,633	$4,345	$4,671	$15,307

Year ended December 31, 2001	$12,816	$6,453	$3,636	$15,633

Year ended December 31, 2000	$13,897	$4,372	$5,453	$12,816

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Cloverdale Village Florence, AL		634,152	2,536,606	15,332	634,152	2,551,938	3,186,089
Riverview Plaza Gadsden, AL	(5,115,192)	2,072,169	8,286,847	67,376	2,072,169	8,354,223	10,426,392
Grants Mill Station Irondale, AL	(7,152,111)	2,888,819	11,555,308	146,187	2,888,819	11,701,495	14,590,314
Kroger Muscle Shoals, AL		102,822	396,597		102,822	396,597	499,419
Kroger Muscle Shoals, AL		429,999	1,659,638		429,999	1,659,638	2,089,637
Kroger Scottsboro, AL		369,815	1,427,451		369,815	1,427,451	1,797,266
Payton Park Sylacauga, AL		3,584,697	14,339,021	41,500	3,584,697	14,380,521	17,965,218
Conway Towne Center Conway, AR		2,835,585	8,506,754		2,835,585	8,506,754	11,342,339
Kmart Pine Bluff, AR		490,287	1,892,538		490,287	1,892,538	2,382,826
Glendale Galleria Glendale, AZ		2,869,504	11,478,248	180,364	2,869,504	11,658,612	14,528,116
Kmart Plaza Mesa, AZ		1,147,194	4,588,778	229,121	1,147,194	4,817,899	5,965,093
Sun Valley Plaza Mesa, AZ		1,188,094	4,752,619	211,336	1,188,094	4,963,955	6,152,050
Southern Village Mesa Mesa, AZ		1,712,353	6,849,509	85,861	1,712,353	6,935,370	8,647,723
Metro Marketplace Phoenix, AZ		5,098,702	20,521,995	147,434	5,098,702	20,669,430	25,768,132
Genzyme Scottsdale, AZ		491,910	1,897,261		491,910	1,897,261	2,389,171
Q Club Scottsdale, AZ		1,794,808	7,374,597		1,794,808	7,374,597	9,169,405
Northmall Centre Tucson, AZ		4,762,481	12,630,121	117,640	4,762,481	12,747,761	17,510,242
Bakersfield Plaza Bakersfield, CA		(28,534)	27,597,943	147,137	(28,534)	27,745,080	27,716,547
Factory Merchants Barstow Barstow, CA		5,730,337	4,936,349	11,441,201	5,730,337	16,377,550	22,107,887
Kinko’s/Sony Burbank, CA		1,153,334	4,613,209	14,950	1,153,334	4,628,159	5,781,493
Carmen Plaza Camarillo, CA		1,872,708	7,491,044	710,488	1,872,708	8,201,532	10,074,240
Cudahy Plaza Cudahy, CA			10,019,146	156,679		10,175,825	10,175,825
Broadway Faire Fresno, CA		2,795,383	11,181,648	20,640	2,795,383	11,202,288	13,997,671
Arbor Faire Fresno, CA		4,378,813	17,624,497		4,378,813	17,624,497	22,003,310
Briggsmore Plaza Modesto, CA	(441,964)	1,663,885	6,653,828	215,052	1,663,885	6,868,879	8,532,764

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumlated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Cloverdale Village Florence, AL	(524,624)	1986	Oct-94	40
Riverview Plaza Gadsden, AL	(868,972)	1990	Oct-95	40
Grants Mill Station Irondale, AL	(1,236,320)	1991	Jul-98	40
Kroger Muscle Shoals, AL	(42,698)	1982	Aug-93	40
Kroger Muscle Shoals, AL	(178,671)	1982	Aug-93	40
Kroger Scottsboro, AL	(153,665)	1982	Aug-93	40
Payton Park Sylacauga, AL	(1,512,914)	1995	Jul-98	40
Conway Towne Center Conway, AR	(8,861)	1986	Dec-02	40
Kmart Pine Bluff, AR	(203,736)	1981	Aug-93	40
Glendale Galleria Glendale, AZ	(1,246,032)	1991	Aug-97	40
Kmart Plaza Mesa, AZ	(513,158)	1970	Dec-90	40
Sun Valley Plaza Mesa, AZ	(519,994)	1981	May-94	40
Southern Village Mesa Mesa, AZ	(745,815)	1987	Aug-97	40
Metro Marketplace Phoenix, AZ	(2,169,335)	1988	Jun-91	40
Genzyme Scottsdale, AZ	(204,315)	1971	Dec-90	40
Q Club Scottsdale, AZ	(779,485)	1994	Aug-94	40
Northmall Centre Tucson, AZ	(1,338,081)	1996	Dec-96	40
Bakersfield Plaza Bakersfield, CA	(2,571,849)	1970	Jun-97	40
Factory Merchants Barstow Barstow, CA	(7,451,284)	1989	Nov-93	40
Kinko’s/Sony Burbank, CA	(487,689)	1988	May-89	40
Carmen Plaza Camarillo, CA	(827,647)	1971	Jun-97	40
Cudahy Plaza Cudahy, CA	(943,083)	1968	Jun-97	40
Broadway Faire Fresno, CA	(1,176,078)	1995	Apr-97	40
Arbor Faire Fresno, CA	(1,847,213)	1993	Apr-97	40
Briggsmore Plaza Modesto, CA	(713,881)	1974	Jun-97	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Montebello Plaza Montebello, CA	(5,632,370)	5,801,166	23,202,411	196,600	5,801,166	23,399,011	29,200,178
Paradise Plaza Paradise, CA	(2,091,958)	1,709,966	6,840,630	114,258	1,709,966	6,954,888	8,664,854
Metro 580 Shopping Center Pleasanton, CA		5,876,389	23,651,921	7,125	5,876,389	23,659,046	29,535,435
Rose Pavilion Pleasanton, CA		11,389,328	45,840,252	183,880	11,389,328	46,024,132	57,413,460
San Dimas Plaza San Dimas, CA		4,597,244	18,336,392	175,232	4,597,244	18,511,624	23,108,869
Bristol Plaza Santa Ana, CA			15,222,022	289,139		15,511,161	15,511,161
Vail Ranch Center Temecula, CA		2,630,621	10,522,619	19,650	2,630,621	10,542,269	13,172,890
Arvada Plaza Arvada, CO	(2,382,700)	1,273,494	3,820,483		1,273,494	3,820,483	5,093,978
Arapahoe Crossings Aurora, CO		17,975,228	44,006,804	54,345	17,975,228	44,061,149	62,036,377
Aurora Plaza Aurora, CO	(7,075,347)	2,730,228	8,190,684		2,730,228	8,190,684	10,920,912
Superior Marketplace Superior, CO		24,063,360	10,348,255		24,063,360	10,348,255	34,411,616
Westminster City Centre Westminster, CO	(28,565,826)	12,256,884	49,332,701	65,155	12,256,884	49,397,856	61,654,740
Doverama at Rodney Village Dover, DE		50,755	311,781		50,755	311,781	362,536
Brooksville Square Brooksville, FL		2,720,155	10,880,418	92,965	2,720,155	10,973,383	13,693,538
Coconut Creek Coconut Creek, FL		16,222,504	9,021,223		16,222,504	9,021,223	25,243,727
Northgate Shopping Center DeLand, FL	(7,263,539)	2,957,640	11,830,664	72,601	2,957,640	11,903,265	14,860,905
Morse Shores Ft. Myers, FL		3,115,638	4,238,325		3,115,638	4,238,325	7,353,963
Sun Plaza Ft. Walton Beach, FL	(10,662,769)	3,356,305	10,068,916		3,356,305	10,068,916	13,425,221
Holly Hill Shopping Center Holly Hill, FL		1,597,073	4,791,219		1,597,073	4,791,219	6,388,291
Regency Park Shopping Center Jacksonville, FL		3,888,425	15,553,501	317,735	3,888,425	15,871,236	19,759,661
Normandy Square Jacksonville, FL	(3,390,236)	1,408,006	4,224,017		1,408,006	4,224,017	5,632,023
Plaza 66 Kenneth City, FL		1,618,156	4,854,469		1,618,156	4,854,469	6,472,625
Eastgate Shopping Center Lake Wales, FL		1,542,842	3,700,048	40,430	1,542,842	3,740,478	5,283,321
Leesburg Square Leesburg, FL		1,051,639	4,206,554	133,004	1,051,639	4,339,559	5,391,197
Mall At 163rd Street Miami, FL		4,540,914	10,708,787	145,839	4,540,914	10,854,626	15,395,539

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumlated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Montebello Plaza Montebello, CA	(2,446,761)	1974	Jun-97	40
Paradise Plaza Paradise, CA	(725,156)	1979	Jun-97	40
Metro 580 Shopping Center Pleasanton, CA	(2,482,792)	1996	Sep-97	40
Rose Pavilion Pleasanton, CA	(4,808,436)	1987	Feb-98	40
San Dimas Plaza San Dimas, CA	(1,877,263)	1986	Oct-97	40
Bristol Plaza Santa Ana, CA	(1,430,841)	1972	Jun-97	40
Vail Ranch Center Temecula, CA	(1,107,093)	1997	Dec-97	40
Arvada Plaza Arvada, CO	(3,828)	1977	Dec-02	40
Arapahoe Crossings Aurora, CO	(1,378,223)	1996	Oct-01	40
Aurora Plaza Aurora, CO	(8,158)	1965	Dec-02	40
Superior Marketplace Superior, CO	(107,794)	1997	Jul-02	40
Westminster City Centre Westminster, CO	(5,184,659)	1996	Dec-97	40
Doverama at Rodney Village Dover, DE	(110,126)	1959	Jan-69	40
Brooksville Square Brooksville, FL	(1,158,940)	1987	Mar-94	40
Coconut Creek Coconut Creek, FL	(187,942)	1983	Mar-02	40
Northgate Shopping Center DeLand, FL	(1,258,458)	1993	Jun-93	40
Morse Shores Ft. Myers, FL	(88,298)	1983	Mar-02	40
Sun Plaza Ft. Walton Beach, FL	(10,144)	1970	Dec-02	40
Holly Hill Shopping Center Holly Hill, FL	(4,991)	1984	Dec-02	40
Regency Park Shopping Center Jacksonville, FL	(2,153,955)	1985	Jun-97	40
Normandy Square Jacksonville, FL	(4,082)	1976	Dec-02	40
Plaza 66 Kenneth City, FL	(5,057)	1985	Dec-02	40
Eastgate Shopping Center Lake Wales, FL	(580,896)	1994	May-94	40
Leesburg Square Leesburg, FL	(465,714)	1986	Dec-92	40
Mall At 163rd Street Miami, FL	(387,571)	1956	Dec-98	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Miami Gardens Miami, FL		5,418,459	22,098,501	67,685	5,418,459	22,166,186	27,584,645
Freedom Square Naples, FL		3,340,254	13,361,049	39,778	3,340,254	13,400,827	16,741,080
Southgate Shopping Center New Port Richey, FL		4,253,341	3,981,290	240,324	4,253,341	4,221,613	8,474,954
New Port Richey Center New Port Richey, FL		823,002	2,469,005		823,002	2,469,005	3,292,007
Presidential Plaza North Lauderdale, FL		1,750,441	3,269,390	259,332	1,750,441	3,528,722	5,279,163
Colonial Marketplace Orlando, FL		2,524,647	3,504,446	283,123	2,524,647	3,787,570	6,312,216
Pointe*Orlando Orlando, FL		23,552,257	45,478,634	9,613,966	23,552,257	55,092,600	78,644,857
Silver Hills Orlando, FL		1,487,419	2,176,903		1,487,419	2,176,903	3,664,321
23rd Street Station Panama City, FL		1,849,668	7,398,843	157,104	1,849,668	7,555,947	9,405,615
Pensacola Square Pensacola, FL		3,060,786	9,182,358		3,060,786	9,182,358	12,243,144
Riverwood Shopping Center Port Orange, FL		2,236,444	1,500,580	127,170	2,236,444	1,627,750	3,864,194
Seminole Plaza Seminole, FL		2,033,780	2,215,356	117,242	2,033,780	2,332,598	4,366,378
Rutland Plaza St. Petersburg, FL		1,443,294	5,773,175	316,756	1,443,294	6,089,931	7,533,225
Eagles Park St. Petersburg, FL		2,804,604	5,527,812	26,591	2,804,604	5,554,403	8,359,007
Skyway Plaza St. Petersburg, FL	(4,373,728)	1,859,960	5,579,881		1,859,960	5,579,881	7,439,842
Downtown Publix Stuart, FL		5,431,541	5,906,376	14,800	5,431,541	5,921,176	11,352,716
Tarpon Mall Tarpon Springs, FL		2,628,079	7,884,238		2,628,079	7,884,238	10,512,317
Southgate Plaza — Albany Albany, GA		231,517	970,811	465,330	231,517	1,436,141	1,667,657
Albany Plaza Albany, GA		696,447	2,799,786	246,021	696,447	3,045,808	3,742,254
Albany I Albany, GA		470,300	1,881,213	47,685	470,300	1,928,898	2,399,198
Perlis Plaza Americus, GA		774,966	5,301,644	688,316	774,966	5,989,961	6,764,927
Northeast Plaza Atlanta, GA		5,577,118	16,731,354		5,577,118	16,731,354	22,308,472
North Leg Plaza Augusta, GA		1,103,517	3,310,551		1,103,517	3,310,551	4,414,068
Sweetwater Village Austell, GA		707,938	2,831,750	56,268	707,938	2,888,019	3,595,956
Cedar Plaza Cedartown, GA		905,977	3,713,207	39,636	905,977	3,752,843	4,658,820

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumlated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Miami Gardens Miami, FL	(2,326,254)	1996	Oct-97	40
Freedom Square Naples, FL	(1,406,720)	1995	Oct-97	40
Southgate Shopping Center New Port Richey, FL	(542,467)	1966	Aug-97	40
New Port Richey Center New Port Richey, FL	(2,572)	1988	Dec-02	40
Presidential Plaza North Lauderdale, FL	(504,981)	1977	Apr-97	40
Colonial Marketplace Orlando, FL	(434,431)	1986	Apr-98	40
Pointe*Orlando Orlando, FL	(4,655,148)	1997	Nov-99	40
Silver Hills Orlando, FL	(45,352)	1985	Mar-02	40
23rd Street Station Panama City, FL	(812,699)	1986	Jul-98	40
Pensacola Square Pensacola, FL	(9,565)	1986	Dec-02	40
Riverwood Shopping Center Port Orange, FL	(212,884)	1990	Sep-97	40
Seminole Plaza Seminole, FL	(269,736)	1964	Jun-98	40
Rutland Plaza St. Petersburg, FL	(929,218)	1964	Nov-96	40
Eagles Park St. Petersburg, FL	(116,492)	1986	Mar-02	40
Skyway Plaza St. Petersburg, FL	(5,272)	1959	Dec-02	40
Downtown Publix Stuart, FL	(123,296)	1965	Mar-02	40
Tarpon Mall Tarpon Springs, FL	(8,213)	1950	Dec-02	40
Southgate Plaza - Albany Albany, GA	(366,642)	1969	Jul-90	40
Albany Plaza Albany, GA	(648,101)	1968	May-94	40
Albany I Albany, GA	(200,389)	1981	Aug-93	40
Perlis Plaza Americus, GA	(1,768,058)	1972	Jul-90	40
Northeast Plaza Atlanta, GA	(17,428)	1952	Dec-02	40
North Leg Plaza Augusta, GA	(3,448)	1987	Dec-02	40
Sweetwater Village Austell, GA	(587,572)	1985	Oct-94	40
Cedar Plaza Cedartown, GA	(743,008)	1994	Oct-94	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Covered Bridge Shopping Clayton, GA	(2,918,200)	937,028	2,811,085		937,028	2,811,085	3,748,113
Cordele Square Cordele, GA		864,335	3,457,337	660,199	864,335	4,117,536	4,981,871
Southgate Plaza - Cordel Cordele, GA		202,682	958,998	241,654	202,682	1,200,651	1,403,333
Habersham Village Cornelia, GA		1,301,643	4,340,422	74,310	1,301,643	4,414,732	5,716,376
Habersham Crossing Cornelia, GA	(3,764,052)	1,644,936	6,580,461	84,303	1,644,936	6,664,763	8,309,699
Covington Gallery Covington, GA		2,494,987	9,979,830	105,426	2,494,987	10,085,256	12,580,242
Northside SC Dalton, GA	(2,231,268)	966,750	4,003,468	330,431	966,750	4,333,899	5,300,649
Midway Village Shopping Center Douglasville, GA		1,553,580	2,887,506	47,585	1,553,580	2,935,091	4,488,671
Westgate - Dublin Dublin, GA		699,174	5,834,809	412,852	699,174	6,247,662	6,946,836
Rite Aid East Albany, GA		92,794	358,295		92,794	358,295	451,089
Kroger East Albany, GA		336,205	1,297,375		336,205	1,297,375	1,633,580
New Chastain Corners Shopping Center Marietta, GA		2,457,446	5,741,641	251,065	2,457,446	5,992,707	8,450,153
Marshall's At Eastlake Shopping Center Marietta, GA		1,710,517	2,069,483	56,630	1,710,517	2,126,113	3,836,630
Pavillions At East Lake Marietta, GA		2,812,000	11,249,970	192,370	2,812,000	11,442,340	14,254,340
Village At Southlake Morrow, GA		1,733,198	3,017,677	10,990	1,733,198	3,028,667	4,761,865
Merchants Crossing Newnan, GA	(5,911,708)	2,077,145	6,231,434		2,077,145	6,231,434	8,308,579
Perry Marketplace Perry, GA	(5,005,722)	2,776,518	11,105,959	23,742	2,776,518	11,129,701	13,906,219
Creekwood Shopping Center Rex, GA		1,160,203	3,482,609	21,972	1,160,203	3,504,581	4,664,783
Shops Of Riverdale Riverdale, GA		327,573	1,310,374	4,075	327,573	1,314,449	1,642,021
Victory Square Savannah, GA		1,206,181	4,824,725	247,677	1,206,181	5,072,402	6,278,583
Eisenhower Square Shopping Center Savannah, GA		1,029,500	4,117,700	250,945	1,029,500	4,368,645	5,398,145
Wisteria Village Snellville, GA		2,542,919	10,200,657	74,954	2,542,919	10,275,611	12,818,530
University Commons Statesboro, GA		1,312,739	5,250,755		1,312,739	5,250,755	6,563,494
Westgate - Tifton Tifton, GA		156,269	304,704	5,661	156,269	310,365	466,635
Tift-Town Tifton, GA		271,444	1,325,238	379,124	271,444	1,704,362	1,975,806

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Covered Bridge Shopping Clayton, GA	(2,835)	1986	Dec-02	40
Cordele Square Cordele, GA	(1,183,216)	1968	Jul-90	40
Southgate Plaza - Cordel Cordele, GA	(337,061)	1969	Jul-90	40
Habersham Village Cornelia, GA	(1,164,840)	1985	May-92	40
Habersham Crossing Cornelia, GA	(693,080)	1990	Mar-96	40
Covington Gallery Covington, GA	(1,053,071)	1991	Dec-93	40
Northside SC Dalton, GA	(410,702)	1990	Oct-95	40
Midway Village Shopping Center Douglasville, GA	(408,518)	1989	May-97	40
Westgate - Dublin Dublin, GA	(1,879,543)	1974	Jul-90	40
Rite Aid East Albany, GA	(38,572)	1982	Aug-93	40
Kroger East Albany, GA	(139,672)	1982	Aug-93	40
New Chastain Corners Shopping Center Marietta, GA	(813,717)	1990	Jul-97	40
Marshall's At Eastlake Shopping Center Marietta, GA	(222,817)	1982	Oct-98	40
Pavillions At East Lake Marietta, GA	(1,087,151)	1986	Mar-99	40
Village At Southlake Morrow, GA	(356,836)	1983	Apr-98	40
Merchants Crossing Newnan, GA	(6,084)	1974	Dec-02	40
Perry Marketplace Perry, GA	(1,170,349)	1992	Dec-92	40
Creekwood Shopping Center Rex, GA	(485,175)	1990	May-97	40
Shops Of Riverdale Riverdale, GA	(138,292)	1995	Feb-96	40
Victory Square Savannah, GA	(1,288,680)	1986	Jul-92	40
Eisenhower Square Shopping Center Savannah, GA	(590,853)	1985	Jul-97	40
Wisteria Village Snellville, GA	(1,094,144)	1985	Oct-95	40
University Commons Statesboro, GA	(552,111)	1994	Jul-96	40
Westgate - Tifton Tifton, GA	(95,719)	1980	Jul-90	40
Tift-Town Tifton, GA	(475,690)	1965	Jul-90	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Kmart Atlantic, IA		293,138	1,134,513		293,138	1,134,513	1,427,652
Haymarket Square Des Moines, IA		2,056,172	8,224,688	668,609	2,056,172	8,893,297	10,949,469
Haymarket Mall Des Moines, IA		1,230,252	5,031,799	572,871	1,230,252	5,604,670	6,834,922
Village Mart Aurora, IL		1,246,197	3,738,590		1,246,197	3,738,590	4,984,787
Festival Center Bradley, IL	(2,971,637)	912,590	2,737,771		912,590	2,737,771	3,650,361
Southfield Plaza Shopping Center Bridgeview, IL		3,188,496	3,897,167	2,597,774	3,188,496	6,494,941	9,683,437
Eagle Food Center Decatur, IL		317,157	276,654		317,157	276,654	593,811
Pershing Plaza Decatur, IL		750,298	2,250,894		750,298	2,250,894	3,001,192
Freeport Plaza Freeport, IL		1,197,600	3,592,798		1,197,600	3,592,798	4,790,398
Westridge Court Shopping Center Naperville, IL		9,843,696	39,373,783	712,520	9,843,696	40,086,303	49,929,999
Olympia Corners Olympia Fields, IL	(5,729,056)	2,010,324	6,030,973		2,010,324	6,030,973	8,041,297
Kroger Ottawa, IL		474,403	1,835,607		474,403	1,835,607	2,310,010
Eagle Food Center Peoria, IL		401,504	1,346,980		401,504	1,346,980	1,748,484
Tinley Park Plaza Tinley Park, IL		2,607,702	10,430,808	419,041	2,607,702	10,849,848	13,457,550
Kroger Waterloo, IL		352,351	1,359,954		352,351	1,359,954	1,712,305
Columbus Center Columbus, IN		1,196,269	3,608,315	1,223,978	1,196,269	4,832,293	6,028,562
Elkhart Plaza West Elkhart, IN		1,613,694	4,841,082		1,613,694	4,841,082	6,454,776
Elkhart Market Centre Goshen,IN	(14,069,536)	4,785,496	14,356,488		4,785,496	14,356,488	19,141,984
Eagle Food Center Hobart, IN		332,606	322,624		332,606	322,624	655,230
Marwood Plaza Indianapolis, IN	(5,156,795)	2,217,827	6,653,481		2,217,827	6,653,481	8,871,308
Westlane Shopping Center Indianapolis, IN		898,887	2,696,662		898,887	2,696,662	3,595,549
Jasper Manor Jasper, IN		1,319,937	7,110,063	107,055	1,319,937	7,217,118	8,537,055
Valley View Plaza Marion, IN		684,867	2,739,492	76,702	684,867	2,816,194	3,501,061
Eagle Food Center Michigan City, IN		275,395	356,449		275,395	356,449	631,844
Town Fair Shopping Center Princeton, IN		1,104,876	3,759,503	70,442	1,104,876	3,829,945	4,934,821

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Kmart Atlantic, IA	(121,966)	1980	Jan-94	40
Haymarket Square Des Moines, IA	(1,685,913)	1979	May-95	40
Haymarket Mall Des Moines, IA	(1,033,145)	1979	May-95	40
Village Mart Aurora, IL	(3,894)	1978	Dec-02	40
Festival Center Bradley, IL	(2,513)	1989	Dec-02	40
Southfield Plaza Shopping Center Bridgeview, IL	(935,605)	1958	Dec-96	40
Eagle Food Center Decatur, IL	(112,244)	1983	Aug-93	40
Pershing Plaza Decatur, IL	(2,345)	1986	Dec-02	40
Freeport Plaza Freeport, IL	(3,743)	1968	Dec-02	40
Westridge Court Shopping Center Naperville, IL	(5,441,984)	1990	Jul-97	40
Olympia Corners Olympia Fields, IL	(6,102)	1988	Dec-02	40
Kroger Ottawa, IL	(197,352)	1982	Aug-93	40
Eagle Food Center Peoria, IL	(156,328)	1983	Aug-93	40
Tinley Park Plaza Tinley Park, IL	(1,961,441)	1973	Sep-95	40
Kroger Waterloo, IL	(137,968)	1982	Aug-93	40
Columbus Center Columbus, IN	(1,614,387)	1964	Dec-88	40
Elkhart Plaza West Elkhart, IN	(5,043)	1997	Dec-02	40
Elkhart Market Centre Goshen,IN	(14,507)	1990	Dec-02	40
Eagle Food Center Hobart, IN	(118,005)	1983	Aug-93	40
Marwood Plaza Indianapolis, IN	(6,360)	1966	Dec-02	40
Westlane Shopping Center Indianapolis, IN	(2,809)	1968	Dec-02	40
Jasper Manor Jasper, IN	(1,941,011)	1990	Feb-92	40
Valley View Plaza Marion, IN	(294,027)	1989	Mar-94	40
Eagle Food Center Michigan City, IN	(98,942)	1983	Aug-93	40
Town Fair Shopping Center Princeton, IN	(937,078)	1991	Feb-93	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Knox Plaza Vincennes, IN		411,877	1,235,631		411,877	1,235,631	1,647,508
Wabash Crossing Wabash, IN		1,599,488	6,470,511	43,664	1,599,488	6,514,175	8,113,663
Green River Plaza Campbellsville, KY		2,410,959	9,644,967	302,463	2,410,959	9,947,430	12,358,389
Kmart Plaza Elizabethtown, KY		1,703,868	6,815,386	67,100	1,703,868	6,882,486	8,586,354
Florence Plaza Florence, KY		2,524,185	7,572,556		2,524,185	7,572,556	10,096,741
Highland Commons Glasgow, KY	(4,274,111)	1,715,609	6,862,680	76,667	1,715,609	6,939,347	8,654,957
J*Town Center Jeffersontown, KY		1,331,074	4,121,997	504,075	1,331,074	4,626,073	5,957,147
Mist Lake Plaza Lexington, KY	(9,035,915)	4,075,659	16,405,956	195,844	4,075,659	16,601,800	20,677,459
London Marketplace London, KY	(4,394,600)	2,520,416	10,081,562	64,193	2,520,416	10,145,755	12,666,171
Piccadilly Square Louisville, KY		337,670	1,588,409	408,358	337,670	1,996,767	2,334,437
Eastgate Shopping Center Louisville, KY		1,945,679	7,792,717	316,287	1,945,679	8,109,004	10,054,684
Towne Square North Owensboro, KY		2,277,220	6,831,659		2,277,220	6,831,659	9,108,879
Lexington Road Plaza Versailles, KY	(7,510,586)	2,856,229	11,425,027	96,511	2,856,229	11,521,538	14,377,767
Karam Shopping Center Lafayette, LA		730,937	2,192,812		730,937	2,192,812	2,923,750
Desiard Plaza Monroe, LA		517,797	1,553,392		517,797	1,553,392	2,071,189
Lagniappe Village New Iberia, LA	(6,005,448)	3,122,914	12,491,850	118,641	3,122,914	12,610,491	15,733,405
Iberia Plaza New Iberia, LA		1,295,361	3,730,569		1,295,361	3,730,569	5,025,930
The Pines Pineville, LA		2,636,767	5,466,391	6,948	2,636,767	5,473,338	8,110,106
Brookshire Grocery Co. West Monroe, LA		388,984	1,501,424		388,984	1,501,424	1,890,408
Points West Shopping Center Brockton, MA		1,846,851	5,540,554		1,846,851	5,540,554	7,387,406
Holyoke Shopping Center Holyoke, MA		2,979,803	8,939,408		2,979,803	8,939,408	11,919,211
Liberty Plaza Randallstown, MD		2,075,809	8,303,237	354,985	2,075,809	8,658,221	10,734,031
Rising Sun Towne Centre Rising Sun, MD		1,161,300	4,389,359	109,188	1,161,300	4,498,547	5,659,847
Maple Village Shopping Center Ann Arbor, MI		1,622,732	7,501,205	1,134,298	1,622,732	8,635,503	10,258,235
Farmington Crossroads Farmington, MI		1,092,200	4,368,800	182,325	1,092,200	4,551,125	5,643,325

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Knox Plaza Vincennes, IN	(1,287)	1989	Dec-02	40
Wabash Crossing Wabash, IN	(1,470,800)	1988	Dec-93	40
Green River Plaza Campbellsville, KY	(1,040,541)	1989	Mar-96	40
Kmart Plaza Elizabethtown, KY	(719,458)	1992	Feb-93	40
Florence Plaza Florence, KY	(7,888)	1985	Dec-02	40
Highland Commons Glasgow, KY	(734,094)	1992	Mar-93	40
J*Town Center Jeffersontown, KY	(1,614,612)	1959	Oct-88	40
Mist Lake Plaza Lexington, KY	(1,741,028)	1993	Jul-98	40
London Marketplace London, KY	(1,065,492)	1994	Mar-94	40
Piccadilly Square Louisville, KY	(620,234)	1973	Apr-89	40
Eastgate Shopping Center Louisville, KY	(1,793,549)	1987	Nov-93	40
Towne Square North Owensboro, KY	(7,116)	1988	Dec-02	40
Lexington Road Plaza Versailles, KY	(1,204,533)	1994	Apr-94	40
Karam Shopping Center Lafayette, LA	(2,284)	1970	Dec-02	40
Desiard Plaza Monroe, LA	(1,618)	1984	Dec-02	40
Lagniappe Village New Iberia, LA	(1,324,511)	1990	Jul-98	40
Iberia Plaza New Iberia, LA	(77,720)	1983	Mar-02	40
The Pines Pineville, LA	(113,970)	1991	Mar-02	40
Brookshire Grocery Co. West Monroe, LA	(161,634)	1981	Aug-93	40
Points West Shopping Center Brockton, MA	(5,771)	1960	Dec-02	40
Holyoke Shopping Center Holyoke, MA	(9,312)	1971	Dec-02	40
Liberty Plaza Randallstown, MD	(1,634,578)	1962	May-95	40
Rising Sun Towne Centre Rising Sun, MD	(400,377)	1998	Jun-99	40
Maple Village Shopping Center Ann Arbor, MI	(1,542,844)	1965	Oct-94	40
Farmington Crossroads Farmington, MI	(781,925)	1986	Dec-95	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Kindercare Kalamazoo, MI
Delta Center Lansing, MI		2,405,200	9,620,800	4,940,042	2,405,200	14,560,842	16,966,042
Hampton Village Centre Rochester Hills, MI	(29,398,394)	7,209,596	34,541,500	536,720	7,209,596	35,078,220	42,287,816
Fashion Corners Saginaw, MI		2,244,800	8,799,200	2,404,726	2,244,800	11,203,926	13,448,726
Green Acres Shopping Center Saginaw, MI	(11,880,940)	3,744,450	11,233,350		3,744,450	11,233,350	14,977,800
Hall Road Crossing Shelby Township, MI		2,595,500	10,382,000	838,256	2,595,500	11,220,256	13,815,756
Southfield Plaza Southfield, MI		2,052,995	8,056,980	(67,569)	2,052,995	7,989,411	10,042,406
Delco Plaza Sterling Heights, MI		1,277,504	5,109,367	144,715	1,277,504	5,254,082	6,531,586
Westland Crossing Westland, MI		2,046,000	8,184,000	264,589	2,046,000	8,448,589	10,494,589
Washtenaw Fountain Plaza Ypsilanti, MI		1,530,281	6,121,123	208,913	1,530,281	6,330,036	7,860,317
Roundtree Place Ypsilanti, MI	(6,641,299)	2,995,774	11,983,221	169,743	2,995,774	12,152,964	15,148,738
University IV Shopping Center Spring Lake Park, MN	(2,327,440)	987,865	2,963,594		987,865	2,963,594	3,951,459
Jacksonian Plaza Jackson, MS		1,771,170	1,053,771		1,771,170	1,053,771	2,824,941
Stanly Country Plaza Albermarle, NC		600,418	2,401,671	46,169	600,418	2,447,840	3,048,257
Village Marketplace Center Asheboro, NC		1,155,652	3,535,109	8,375	1,155,652	3,543,484	4,699,136
Macon Plaza Franklin, NC		832,590	2,497,770		832,590	2,497,770	3,330,360
Foothills Market Jonesville, NC		644,555	2,578,295	28,034	644,555	2,606,329	3,250,884
Chapel Square Shopping Center Kannapolis, NC	(1,915,695)	918,460	3,673,918	5,748	918,460	3,679,666	4,598,126
Kinston Pointe Kinston, NC		2,235,052	8,940,354	61,604	2,235,052	9,001,959	11,237,011
Roxboro Square Roxboro, NC		1,448,313	5,793,289	123,757	1,448,313	5,917,046	7,365,360
Siler Crossing Siler City, NC		1,779,566	7,118,100	19,242	1,779,566	7,137,342	8,916,908
Crossroads Shopping Center Statesville, NC		5,261,636	21,177,392	34,702	5,261,636	21,212,093	26,473,729
Thomasville Crossing Thomasville, NC		1,604,339	6,417,145		1,604,339	6,417,145	8,021,484
Anson Station Wadesboro, NC		1,844,644	5,118,172	48,372	1,844,644	5,166,544	7,011,187
Roanoke Landing Williamston, NC		2,519,288	10,077,339	68,942	2,519,288	10,146,281	12,665,570

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Kindercare Kalamazoo, MI	(2,775)	1990	Feb-91	40
Delta Center Lansing, MI	(1,869,734)	1985	Dec-95	40
Hampton Village Centre Rochester Hills, MI	(6,088,489)	1990	Dec-95	40
Fashion Corners Saginaw, MI	(1,556,116)	1986	Dec-95	40
Green Acres Shopping Center Saginaw, MI	(11,323)	1960	Dec-02	40
Hall Road Crossing Shelby Township, MI	(1,882,981)	1985	Dec-95	40
Southfield Plaza Southfield, MI	(965,887)	1970	Feb-98	40
Delco Plaza Sterling Heights, MI	(797,358)	1973	Nov-96	40
Westland Crossing Westland, MI	(666,408)	1986	Nov-99	40
Washtenaw Fountain Plaza Ypsilanti, MI	(1,599,922)	1989	Oct-92	40
Roundtree Place Ypsilanti, MI	(1,277,282)	1992	Jul-98	40
University IV Shopping Center Spring Lake Park, MN	(2,870)	2002	Dec-02	40
Jacksonian Plaza Jackson, MS	(21,954)	1990	Mar-02	40
Stanly Country Plaza Albermarle, NC	(261,638)	1988	Mar-94	40
Village Marketplace Center Asheboro, NC	(419,625)	1988	Apr-95	40
Macon Plaza Franklin, NC	(2,602)	1982	Dec-02	40
Foothills Market Jonesville, NC	(274,061)	1988	Jun-95	40
Chapel Square Shopping Center Kannapolis, NC	(386,861)	1992	Dec-94	40
Kinston Pointe Kinston, NC	(945,331)	1991	Jul-95	40
Roxboro Square Roxboro, NC	(648,606)	1989	Jun-95	40
Siler Crossing Siler City, NC	(748,459)	1988	Jun-95	40
Crossroads Shopping Center Statesville, NC	(2,226,953)	1991	Feb-96	40
Thomasville Crossing Thomasville, NC	(674,755)	1996	Apr-97	40
Anson Station Wadesboro, NC	(641,854)	1988	Aug-95	40
Roanoke Landing Williamston, NC	(1,067,269)	1991	Jan-96	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Stratford Commons Winston-Salem, NC	(5,542,615)	2,262,130	9,045,975	5,333	2,262,130	9,051,308	11,313,438
Parkway Plaza Winston-Salem, NC	(12,883,152)	5,788,143	17,364,428		5,788,143	17,364,428	23,152,571
Northern Automotive Grand Island, NE		125,317	483,440		125,317	483,440	608,758
Northern Automotive Hastings, NE		89,784	346,035		89,784	346,035	435,818
Laurel Square Brick, NJ		3,222,701	9,283,302	649,348	3,222,701	9,932,650	13,155,350
Hamilton Plaza - Kmart Plaza Hamilton, NJ		1,124,415	4,513,658	160,719	1,124,415	4,674,377	5,798,792
Bennets Mills Plaza Jackson, NJ		1,794,122	6,399,888	113,841	1,794,122	6,513,729	8,307,851
Middletown Plaza Middletown, NJ		1,204,829	7,871,317	8,749,785	1,204,829	16,621,102	17,825,932
Tinton Falls Plaza Tinton Falls, NJ		1,884,325	6,308,392	100,631	1,884,325	6,409,023	8,293,348
Dover Park Plaza Yardville, NJ		322,678	3,027,322	64,649	322,678	3,091,971	3,414,649
Paseo del Norte Albuquerque, NM		2,639,471			2,639,471		2,639,471
Socorro Socorro, NM		953,411	2,926,733		953,411	2,926,733	3,880,143
Galleria Commons Henderson, NV		6,854,959	27,590,493	8,790	6,854,959	27,599,283	34,454,243
Renaissance Center East Las Vegas, NV		2,543,856	10,175,427	159,094	2,543,856	10,334,520	12,878,377
Kietzke Center Reno, NV		3,069,735	12,279,924	298,183	3,069,735	12,578,108	15,647,843
University Mall Canton, NY		115,261	1,010,636	1,030,391	115,261	2,041,026	2,156,288
Cortlandville Cortland, NY		237,194	1,440,393	387,847	237,194	1,828,240	2,065,434
Kmart Plaza De Witt, NY		943,079	3,772,312	362,025	943,079	4,134,336	5,077,415
D & F Plaza Dunkirk, NY		730,900	2,158,094	1,295,287	730,900	3,453,380	4,184,280
Shopping Center - Elmira Elmira, NY		110,318	892,015	126,173	110,318	1,018,188	1,128,506
Genesse Valley Shopping Center Geneseo, NY	(8,132,212)	3,640,104	14,560,263	127,890	3,640,104	14,688,153	18,328,258
Pyramid Mall Geneva, NY		2,176,731	8,706,926	393,372	2,176,731	9,100,298	11,277,029
Mckinley Plaza Hamburg, NY		1,247,680	4,990,716	189,520	1,247,680	5,180,236	6,427,916
Hornell Plaza Hornell, NY		170,347	20,874,229	135,692	170,347	21,009,921	21,180,268
Cayuga Plaza Ithaca, NY		1,399,238	5,597,954	590,561	1,399,238	6,188,515	7,587,753

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Stratford Commons Winston-Salem, NC	(945,905)	1995	Dec-96	40
Parkway Plaza Winston-Salem, NC	(17,127)	1960	Dec-02	40
Northern Automotive Grand Island, NE	(52,068)	1988	Dec-92	40
Northern Automotive Hastings, NE	(37,271)	1988	Dec-92	40
Laurel Square Brick, NJ	(2,595,997)	1973	Jul-92	40
Hamilton Plaza - Kmart Plaza Hamilton, NJ	(1,012,214)	1972	May-94	40
Bennets Mills Plaza Jackson, NJ	(1,339,102)	1988	Sep-94	40
Middletown Plaza Middletown, NJ	(2,575,439)	1972	Jan-75	40
Tinton Falls Plaza Tinton Falls, NJ	(780,345)	1953	Jan-98	40
Dover Park Plaza Yardville, NJ	(219,884)	1966	Jan-00	40
Paseo del Norte Albuquerque, NM		2001	Mar-02	40
Socorro Socorro, NM	(60,974)	1976	Mar-02	40
Galleria Commons Henderson, NV	(2,896,395)	1998	Jun-98	40
Renaissance Center East Las Vegas, NV	(1,598,917)	1981	Oct-96	40
Kietzke Center Reno, NV	(1,299,881)	1974	Jun-97	40
University Mall Canton, NY	(1,210,814)	1967	Jan-76	40
Cortlandville Cortland, NY	(661,954)	1984	Aug-87	40
Kmart Plaza De Witt, NY	(948,744)	1970	Aug-93	40
D & F Plaza Dunkirk, NY	(1,385,481)	1967	Jan-86	40
Shopping Center - Elmira Elmira, NY	(318,238)	1976	Feb-89	40
Genesse Valley Shopping Center Geneseo, NY	(1,536,317)	1993	Jul-98	40
Pyramid Mall Geneva, NY	(2,092,434)	1973	Aug-93	40
Mckinley Plaza Hamburg, NY	(1,332,479)	1991	Jun-92	40
Hornell Plaza Hornell, NY	(2,203,852)	1995	Jul-98	40
Cayuga Plaza Ithaca, NY	(2,056,877)	1969	May-89	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Shops at Seneca Mall Liverpool, NY		1,547,007	6,188,026	859,440	1,547,007	7,047,466	8,594,474
Transit Road Plaza Lockport, NY		424,680	1,698,721	391,761	424,680	2,090,481	2,515,161
Sunshine Square Medford, NY	(8,987,466)	3,525,378	10,576,133		3,525,378	10,576,133	14,101,511
Wallkill Plaza Middletown, NY		2,748,152	9,672,604	225,391	2,748,152	9,897,995	12,646,147
Monroe Shoprite Plaza Monroe, NY		1,028,189	8,649,212	194,034	1,028,189	8,843,246	9,871,435
Rockland Plaza Nanuet, NY		3,904,495	3,056,456	5,053,485	3,904,495	8,109,941	12,014,436
South Plaza Norwich, NY		508,445	1,053,373	1,678,240	508,445	2,731,613	3,240,059
Westgate Plaza - Oneonta Oneonta, NY		143,021	1,192,907	377,876	143,021	1,570,783	1,713,805
Oswego Plaza Oswego, NY		250,437	1,169,775	2,253,649	250,437	3,423,424	3,673,861
Westgate Manor Plaza - Rome Rome, NY		211,964	392,996	790,487	211,964	1,183,483	1,395,447
Mohawk Rome, NY		335,734	1,755,445	1,678,382	335,734	3,433,828	3,769,561
Price Chopper Plaza Rome, NY		934,687	3,738,751	153,908	934,687	3,892,659	4,827,346
Northland Watertown, NY		16,892	258,397	902,781	16,892	1,161,179	1,178,071
Whitestown Plaza Whitesboro, NY		653,686	3,179,804	6,993	653,686	3,186,797	3,840,483
Ashland Square Ashland, OH		1,990,823	6,430,270	72,811	1,990,823	6,503,081	8,493,903
Harbor Plaza Ashtabula, OH		388,997	1,456,108	21,600	388,997	1,477,708	1,866,705
Springbrook Plaza Canton, OH		2,940,763	8,822,289		2,940,763	8,822,289	11,763,053
Brentwood Plaza Cincinnati, OH		2,027,969	8,222,875	841,123	2,027,969	9,063,998	11,091,966
Western Village Shopping Center Cincinnati, OH		1,321,484	5,300,935	148,630	1,321,484	5,449,566	6,771,049
Delhi Shopping Center Cincinnati, OH		2,300,029	9,218,117	253,347	2,300,029	9,471,463	11,771,493
Hillcrest Square Cincinnati, OH		654,870	1,964,609		654,870	1,964,609	2,619,478
Greentree Shopping Center Columbus, OH	(5,112,513)	3,379,200	6,860,800	151,140	3,379,200	7,011,940	10,391,140
Crown Point Shopping Center Columbus, OH	(7,290,687)	2,881,681	7,958,319	60,330	2,881,681	8,018,649	10,900,330
Karl Plaza Columbus, OH	(3,700,252)	1,235,044	3,705,132		1,235,044	3,705,132	4,940,176
South Towne Centre Dayton, OH		4,737,368	9,636,943	658,199	4,737,368	10,295,142	15,032,510

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Shops at Seneca Mall Liverpool, NY	(1,603,059)	1971	Aug-93	40
Transit Road Plaza Lockport, NY	(473,309)	1971	Aug-93	40
Sunshine Square Medford, NY	(9,961)	1989	Dec-02	40
Wallkill Plaza Middletown, NY	(1,638,987)	1986	Dec-95	40
Monroe Shoprite Plaza Monroe, NY	(1,146,096)	1972	Aug-97	40
Rockland Plaza Nanuet, NY	(4,051,251)	1963	Jan-83	40
South Plaza Norwich, NY	(1,321,864)	1967	Apr-83	40
Westgate Plaza - Oneonta Oneonta, NY	(775,305)	1967	Jan-84	40
Oswego Plaza Oswego, NY	(1,604,520)	1966	Jan-77	40
Westgate Manor Plaza - Rome Rome, NY	(386,891)	1961	Jan-86	40
Mohawk Rome, NY	(1,526,803)	1965	Jan-84	40
Price Chopper Plaza Rome, NY	(893,548)	1988	Aug-93	40
Northland Watertown, NY	(396,805)	1962	Jan-73	40
Whitestown Plaza Whitesboro, NY	(59,444)	1953	Apr-02	40
Ashland Square Ashland, OH	(733,420)	1990	Oct-93	40
Harbor Plaza Ashtabula, OH	(433,388)	1988	Feb-91	40
Springbrook Plaza Canton, OH	(9,190)	1989	Dec-02	40
Brentwood Plaza Cincinnati, OH	(1,906,026)	1957	May-94	40
Western Village Shopping Center Cincinnati, OH	(1,179,283)	1960	May-94	40
Delhi Shopping Center Cincinnati, OH	(1,525,657)	1973	May-96	40
Hillcrest Square Cincinnati, OH	(2,046)	1981	Dec-02	40
Greentree Shopping Center Columbus, OH	(812,009)	1974	Jul-98	40
Crown Point Shopping Center Columbus, OH	(935,067)	1980	Jul-98	40
Karl Plaza Columbus, OH	(4,036)	1972	Dec-02	40
South Towne Centre Dayton, OH	(2,726,059)	1972	Mar-92	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Heritage Square Dover, OH		1,749,182	7,011,926	28,895	1,749,182	7,040,821	8,790,002
The Vineyards Eastlake, OH	(8,857,971)	3,016,683	9,050,049		3,016,683	9,050,049	12,066,731
Midway Crossing Elyria, OH		1,944,200	7,776,800	71,679	1,944,200	7,848,479	9,792,679
Midway Market Square Elyria, OH	(19,524,906)	5,149,479	20,597,920		5,149,479	20,597,920	25,747,399
Silver Bridge Plaza Gallipolis, OH		919,892	3,197,673	543,551	919,892	3,741,224	4,661,116
Napoleon Centre Napoleon, OH		952,315	2,856,946		952,315	2,856,946	3,809,261
New Boston Shopping Center New Boston, OH		2,102,371	9,537,101	242,951	2,102,371	9,780,052	11,882,422
Market Place Piqua, OH		597,923	3,738,164	347,070	597,923	4,085,233	4,683,157
Brice Park Shopping Center Reynoldsburg, OH	(3,566,648)	4,854,414	10,204,698	9,335	4,854,414	10,214,033	15,068,448
Central Ave Market Place Toledo, OH		1,046,480	1,769,207	381,861	1,046,480	2,151,067	3,197,548
Alexis Park Toledo, OH	(5,338,985)	2,228,272	6,684,816		2,228,272	6,684,816	8,913,088
Glengary Shopping Center Westerville, OH	(4,362,867)	1,146,973	3,440,920		1,146,973	3,440,920	4,587,894
Bethel Park Plaza Bethel Park, PA		868,039	9,933,094	634,655	868,039	10,567,749	11,435,788
Bristol Plaza Bristol, PA	(7,494,028)	3,587,285	10,761,854		3,587,285	10,761,854	14,349,138
Supervalue/Clearfield Clearfield, PA		357,218	1,400,990		357,218	1,400,990	1,758,208
Laurel Mall Connellsville, PA		2,072,000	3,116,472	28,172	2,072,000	3,144,644	5,216,644
Dillsburg Shopping Center Dillsburg, PA		1,986,481	4,665,505	283,006	1,986,481	4,948,510	6,934,992
Market Street Square Elizabethtown, PA		3,494,045	13,976,027	18,500	3,494,045	13,994,527	17,488,572
Hardees - Pad Hanover, PA				400,000		400,000	400,000
Johnstown Galleria Johnstown, PA	(2,846,331)	1,584,716	6,338,789		1,584,716	6,338,789	7,923,504
New Garden Shopping Center Kennett Square, PA		912,130	3,161,495	502,587	912,130	3,664,082	4,576,213
Stonemill Plaza Lancaster, PA		1,407,975	5,650,901	159,138	1,407,975	5,810,040	7,218,015
Roosevelt Mall Ne Philadelphia, PA		2,537,378	91,798	8,807,317	2,537,378	8,899,115	11,436,492
Ivyridge Shopping Center Philadelphia, PA		1,504,080	6,026,320	942,910	1,504,080	6,969,230	8,473,310
Hampton Square Shopping Center Southampton, PA		772,800	2,907,200	11,975	772,800	2,919,175	3,691,975

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Heritage Square Dover, OH	(1,648,930)	1959	Aug-93	40
The Vineyards Eastlake, OH	(9,146)	1989	Dec-02	40
Midway Crossing Elyria, OH	(1,362,889)	1986	Dec-95	40
Midway Market Square Elyria, OH	(42,912)	2001	Nov-02	40
Silver Bridge Plaza Gallipolis, OH	(1,647,864)	1972	Dec-86	40
Napoleon Centre Napoleon, OH	(2,976)	1991	Dec-02	40
New Boston Shopping Center New Boston, OH	(2,319,333)	1991	Feb-93	40
Market Place Piqua, OH	(1,112,783)	1972	Nov-91	40
Brice Park Shopping Center Reynoldsburg, OH	(1,202,345)	1989	Mar-98	40
Central Ave Market Place Toledo, OH	(682,317)	1968	Aug-90	40
Alexis Park Toledo, OH	(6,360)	1969	Dec-02	40
Glengary Shopping Center Westerville, OH	(3,285)	1976	Dec-02	40
Bethel Park Plaza Bethel Park, PA	(1,464,469)	1965	May-97	40
Bristol Plaza Bristol, PA	(10,353)	1989	Dec-02	40
Supervalue/Clearfield Clearfield, PA	(140,711)	1982	Aug-93	40
Laurel Mall Connellsville, PA	(131,498)	1970	May-01	40
Dillsburg Shopping Center Dillsburg, PA	(746,332)	1994	Oct-96	40
Market Street Square Elizabethtown, PA	(1,471,873)	1993	Oct-97	40
Hardees - Pad Hanover, PA	(54,583)	1971	Jul-97	40
Johnstown Galleria Johnstown, PA	(666,515)	1993	Jul-97	40
New Garden Shopping Center Kennett Square, PA	(483,851)	1979	Jun-97	40
Stonemill Plaza Lancaster, PA	(1,291,524)	1988	Jan-94	40
Roosevelt Mall Ne Philadelphia, PA	(5,136,633)	1964	Jan-64	40
Ivyridge Shopping Center Philadelphia, PA	(1,214,493)	1963	Aug-95	40
Hampton Square Shopping Center Southampton, PA	(294,974)	1980	Dec-98	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Shops At Prospect West Hempfield, PA		741,941	2,967,765	58,580	741,941	3,026,345	3,768,287
Hunt River Commons North Kingstown, RI	(8,155,320)	3,138,736	9,416,208		3,138,736	9,416,208	12,554,944
South Park Shopping Center Aiken, SC		443,364	1,330,092		443,364	1,330,092	1,773,456
Circle Center Hilton Head, SC		1,533,329	6,133,106	12,689	1,533,329	6,145,795	7,679,124
Palmetto Crossroads Hilton Head, SC		473,111	1,892,443	28,645	473,111	1,921,088	2,394,199
Island Plaza James Island, SC		2,820,729	11,283,031	19,084	2,820,729	11,302,115	14,122,844
Lexington Town Square Lexington, SC	(2,122,310)	642,813	1,928,439		642,813	1,928,439	2,571,253
Remount Village North Charleston, SC		1,470,352	5,879,355		1,470,352	5,879,355	7,349,707
Festival Centre North Charleston, SC		2,427,247	7,281,740		2,427,247	7,281,740	9,708,986
Congress Crossing Athens, TN		1,028,255	6,747,013	60,349	1,028,255	6,807,362	7,835,617
Winn-Dixie Chattanooga, TN		591,450	2,365,576		591,450	2,365,576	2,957,026
St. Elmo Central Chattanooga, TN		1,529,587	6,120,555	40,827	1,529,587	6,161,382	7,690,969
Saddletree Village Columbia, TN	(1,722,007)	685,676	2,900,245	12,678	685,676	2,912,923	3,598,599
West Towne Square Shopping Center Elizabethton, TN		529,103	3,880,088	61,950	529,103	3,942,038	4,471,141
Greeneville Commons Greeneville, TN		1,075,200	7,934,800	567,584	1,075,200	8,502,384	9,577,584
Hazel Path Commons Hendersonville, TN		919,231	3,677,158	12,532	919,231	3,689,690	4,608,921
Kimball Crossing Kimball, TN		3,765,482	15,875,659	113,658	3,765,482	15,989,317	19,754,799
Chapman-Ford Crossing Knoxville, TN		2,367,047	9,507,577	2,149	2,367,047	9,509,726	11,876,773
Chapman Square Knoxville, TN		805,128	2,415,383		805,128	2,415,383	3,220,510
Farrar Place Manchester, TN		804,963	3,220,060	68,881	804,963	3,288,941	4,093,904
Georgetown Square Murfreesboro, TN		1,166,924	4,674,698	125,799	1,166,924	4,800,497	5,967,421
Apison Crossing Ooltewah, TN		1,679,125	6,716,542	27,366	1,679,125	6,743,908	8,423,033
Madison Street Station Shelbyville, TN		752,499	3,012,444	203,164	752,499	3,215,608	3,968,107
Commerce Central Tullahoma, TN		3,043,798	12,177,046		3,043,798	12,177,046	15,220,844
Merchant’s Central Winchester, TN	(6,354,262)	2,891,062	11,564,219	13,227	2,891,062	11,577,446	14,468,508

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Shops At Prospect West Hempfield, PA	(556,778)	1994	Jul-95	40
Hunt River Commons North Kingstown, RI	(9,265)	1989	Dec-02	40
South Park Shopping Center Aiken, SC	(1,386)	1991	Dec-02	40
Circle Center Hilton Head, SC	(646,263)	1992	Mar-94	40
Palmetto Crossroads Hilton Head, SC	(204,564)	1990	Oct-95	40
Island Plaza James Island, SC	(1,187,787)	1994	Oct-97	40
Lexington Town Square Lexington, SC	(1,831)	1978	Dec-02	40
Remount Village North Charleston, SC	(614,345)	1996	Nov-96	40
Festival Centre North Charleston, SC	(7,585)	1987	Dec-02	40
Congress Crossing Athens, TN	(1,829,698)	1990	Nov-88	40
Winn-Dixie Chattanooga, TN	(250,039)	1995	Mar-97	40
St. Elmo Central Chattanooga, TN	(644,673)	1995	Aug-96	40
Saddletree Village Columbia, TN	(304,678)	1990	Jun-98	40
West Towne Square Shopping Center Elizabethton, TN	(462,774)	1998	Jun-98	40
Greeneville Commons Greeneville, TN	(2,163,945)	1990	Mar-92	40
Hazel Path Commons Hendersonville, TN	(389,025)	1989	Nov-95	40
Kimball Crossing Kimball, TN	(1,665,795)	1987	Nov-95	40
Chapman-Ford Crossing Knoxville, TN	(997,009)	1990	Dec-92	40
Chapman Square Knoxville, TN	(2,516)	1986	Dec-02	40
Farrar Place Manchester, TN	(340,152)	1989	Dec-95	40
Georgetown Square Murfreesboro, TN	(1,105,246)	1986	Sep-93	40
Apison Crossing Ooltewah, TN	(707,161)	1997	Jul-97	40
Madison Street Station Shelbyville, TN	(329,963)	1985	Oct-95	40
Commerce Central Tullahoma, TN	(1,272,386)	1995	Aug-96	40
Merchant’s Central Winchester, TN	(1,218,056)	1997	Dec-97	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Palm Plaza Aransas, TX		343,333	871,639	30,696	343,333	902,334	1,245,668
Bardin Place Center Arlington, TX		6,733,620	27,101,486	9,581	6,733,620	27,111,067	33,844,687
Windsor Village Austin, TX		827,691	3,442,253	10,387	827,691	3,452,639	4,280,331
Randall's Center-Baytown Baytown, TX		2,163,096	6,720,138		2,163,096	6,720,138	8,883,234
Cedar Bellaire Bellaire, TX		1,663,131	2,397,528		1,663,131	2,397,528	4,060,658
El Camino II Bellaire, TX		48,159	199,695		48,159	199,695	247,854
El Camino I Bellaire, TX		1,049,385	990,285		1,049,385	990,285	2,039,671
Rice Bellaire Bellaire, TX		1,255,793	2,494,516		1,255,793	2,494,516	3,750,309
Brenham Four Corners Brenham, TX		964,224	6,170,922		964,224	6,170,922	7,135,146
Bryan Square Bryan, TX		797,369	641,393		797,369	641,393	1,438,762
Townshire Bryan, TX		3,596,354	3,123,670		3,596,354	3,123,670	6,720,024
Plantation Plaza Clute, TX		1,463,003	6,124,258	7,495	1,463,003	6,131,753	7,594,756
Culpepper Plaza College Station, TX		6,293,887	7,664,913	34,291	6,293,887	7,699,205	13,993,092
Rock Prairie Crossing College Station, TX		2,991,802	5,731,371		2,991,802	5,731,371	8,723,173
Carmel Village Corpus Christi, TX		2,159,210	3,805,505		2,159,210	3,805,505	5,964,715
Five Points Corpus Christi, TX		5,429,519	14,979,830		5,429,519	14,979,830	20,409,350
Claremont Village Dallas, TX		616,854	2,763,528		616,854	2,763,528	3,380,382
Jeff Davis Dallas, TX		2,429,083	1,794,831		2,429,083	1,794,831	4,223,914
Stevens Park Village Dallas, TX		730,884	2,920,054		730,884	2,920,054	3,650,938
Webb Royal Dallas, TX		2,938,496	3,569,544	1,540	2,938,496	3,571,084	6,509,580
Westmoreland Heights Dallas, TX		481,124	3,451,245	17,990	481,124	3,469,235	3,950,359
Wynnewood Village Dallas, TX		5,582,452	21,580,197	114,386	5,582,452	21,694,583	27,277,035
Parktown Deer Park, TX		1,242,627	5,060,049	3,287	1,242,627	5,063,335	6,305,962
Kenworthy Crossing El Paso, TX		870,748	4,034,680		870,748	4,034,680	4,905,428
Yarbrough El Paso, TX		189,126	1,268,368		189,126	1,268,368	1,457,494

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Palm Plaza Aransas, TX	(18,351)	1979	Mar-02	40
Bardin Place Center Arlington, TX	(2,842,184)	1993	Oct-97	40
Windsor Village Austin, TX	(72,123)	1959	Mar-02	40
Randall's Center-Baytown Baytown, TX	(140,003)	1987	Mar-02	40
Cedar Bellaire Bellaire, TX	(49,948)	1950	Mar-02	40
El Camino II Bellaire, TX	(4,160)	2002	Mar-02	40
El Camino I Bellaire, TX	(20,631)	2002	Mar-02	40
Rice Bellaire Bellaire, TX	(51,969)	1961	Mar-02	40
Brenham Four Corners Brenham, TX	(128,561)	1975	Mar-02	40
Bryan Square Bryan, TX	(13,362)	1966	Mar-02	40
Townshire Bryan, TX	(65,076)	1957	Mar-02	40
Plantation Plaza Clute, TX	(127,636)	1973	Mar-02	40
Culpepper Plaza College Station, TX	(159,757)	1976	Mar-02	40
Rock Prairie Crossing College Station, TX	(119,404)	2000	Mar-02	40
Carmel Village Corpus Christi, TX	(79,281)	1963	Mar-02	40
Five Points Corpus Christi, TX	(312,080)	1985	Mar-02	40
Claremont Village Dallas, TX	(57,574)	1976	Mar-02	40
Jeff Davis Dallas, TX	(37,392)	1975	Mar-02	40
Stevens Park Village Dallas, TX	(60,834)	1974	Mar-02	40
Webb Royal Dallas, TX	(74,385)	1961	Mar-02	40
Westmoreland Heights Dallas, TX	(72,196)	1952	Mar-02	40
Wynnewood Village Dallas, TX	(451,519)	1961	Mar-02	40
Parktown Deer Park, TX	(105,445)	1985	Mar-02	40
Kenworthy Crossing El Paso, TX	(84,056)	2000	Mar-02	40
Yarbrough El Paso, TX	(26,424)	1995	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Friendswood Square Friendswood, TX		1,059,805	3,316,760	13,804	1,059,805	3,330,564	4,390,369
Forest Hills Ft. Worth, TX		283,275	1,669,157	27	283,275	1,669,183	1,952,459
Meadowbrook Ft. Worth, TX		847,975	2,481,280		847,975	2,481,280	3,329,255
Westcliff Ft. Worth, TX		1,034,333	5,737,121		1,034,333	5,737,121	6,771,454
Village Plaza Garland, TX		2,887,423	3,145,325		2,887,423	3,145,325	6,032,748
North Hills Village Haltom City, TX		682,122	1,125,729		682,122	1,125,729	1,807,850
Highland Village Town Center Highland Village, TX		2,083,370	7,230,688		2,083,370	7,230,688	9,314,058
Highland Village Outparcel Highland Village, TX			1,576,337
Antoine Square Houston, TX		943,829	1,018,109	26,368	943,829	1,044,477	1,988,305
Bay Forest-Ceder Lake Houston, TX		2,168,058	4,668,118		2,168,058	4,668,118	6,836,177
Beltway South Houston, TX		3,903,348	4,567,577		3,903,348	4,567,577	8,470,926
Braes Heights Houston, TX		5,020,312	6,129,135	14,113	5,020,312	6,143,247	11,163,559
Braes Link Houston, TX		1,479,647	3,788,135		1,479,647	3,788,135	5,267,782
Braes Oaks Houston, TX		768,989	2,848,537		768,989	2,848,537	3,617,526
Braesgate Houston, TX		1,295,575	4,534,337		1,295,575	4,534,337	5,829,912
Broadway Houston, TX		958,424	1,465,137		958,424	1,465,137	2,423,561
Clear Lake Camino South Houston, TX		3,863,808	3,709,150	4,640	3,863,808	3,713,790	7,577,598
Edgebrook Plaza Houston, TX		1,419,288	3,439,926		1,419,288	3,439,926	4,859,214
Fondren Houston, TX		1,157,180	3,901,285		1,157,180	3,901,285	5,058,465
Hearthstone Corners Houston, TX		5,738,446	10,170,631		5,738,446	10,170,631	15,909,077
Huntington Village Houston, TX		2,168,536	5,041,718		2,168,536	5,041,718	7,210,254
Jester Village Houston, TX		1,684,456	3,234,986	12,451	1,684,456	3,247,437	4,931,893
Jones Plaza Houston, TX		3,461,240	5,997,224		3,461,240	5,997,224	9,458,464
Jones Square Houston, TX		4,409,652	5,154,852		4,409,652	5,154,852	9,564,504
Lazybrook Houston, TX		175,162	648,982	2,463	175,162	651,445	826,607

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Friendswood Square Friendswood, TX	(69,640)	1979	Mar-02	40
Forest Hills Ft. Worth, TX	(34,774)	1968	Mar-02	40
Meadowbrook Ft. Worth, TX	(51,693)	1966	Mar-02	40
Westcliff Ft. Worth, TX	(119,523)	1955	Mar-02	40
Village Plaza Garland, TX	(65,528)	1964	Mar-02	40
North Hills Village Haltom City, TX	(23,453)	1960	Mar-02	40
Highland Village Town Center Highland Village, TX	(150,639)	1996	Mar-02	40
Highland Village Outparcel Highland Village, TX	(32,909)		Mar-02	40
Antoine Square Houston, TX	(22,546)	1974	Mar-02	40
Bay Forest-Ceder Lake Houston, TX	(97,252)	1980	Mar-02	40
Beltway South Houston, TX	(95,158)	1998	Mar-02	40
Braes Heights Houston, TX	(127,690)	1953	Mar-02	40
Braes Link Houston, TX	(78,919)	1968	Mar-02	40
Braes Oaks Houston, TX	(59,345)	1966	Mar-02	40
Braesgate Houston, TX	(94,465)	1972	Mar-02	40
Broadway Houston, TX	(30,524)	1971	Mar-02	40
Clear Lake Camino South Houston, TX	(77,351)	1964	Mar-02	40
Edgebrook Plaza Houston, TX	(71,665)	1974	Mar-02	40
Fondren Houston, TX	(81,277)	1971	Mar-02	40
Hearthstone Corners Houston, TX	(211,888)	1977	Mar-02	40
Huntington Village Houston, TX	(105,036)	1980	Mar-02	40
Jester Village Houston, TX	(67,499)	1961	Mar-02	40
Jones Plaza Houston, TX	(124,942)	1974	Mar-02	40
Jones Square Houston, TX	(107,393)	1977	Mar-02	40
Lazybrook Houston, TX	(15,805)	1962	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Long Point Square Houston, TX		1,249,723	2,492,673		1,249,723	2,492,673	3,742,397
Maplewood Mall Houston, TX		1,801,474	2,794,194	14,553	1,801,474	2,808,747	4,610,221
Merchants Park North Houston, TX	(10,540,628)	5,733,582	13,355,896	8,542	5,733,582	13,364,438	19,098,020
Mount Houston Square Houston, TX		1,958,124	5,392,414		1,958,124	5,392,414	7,350,538
North 45 Plaza Houston, TX		2,805,052	3,315,044	7,202	2,805,052	3,322,246	6,127,298
Northgate Houston, TX		925,374	2,182,826		925,374	2,182,826	3,108,200
Northshore West Houston, TX		3,708,312	7,124,842		3,708,312	7,124,842	10,833,154
Northshore East Houston, TX		2,412,760	8,483,879		2,412,760	8,483,879	10,896,639
Northtown Plaza Houston, TX		2,919,608	11,751,087	80,131	2,919,608	11,831,218	14,750,826
Northwood Houston, TX		2,538,882	5,613,969	16,255	2,538,882	5,630,224	8,169,107
Orange Grove Houston, TX		4,785,247	7,058,073		4,785,247	7,058,073	11,843,321
Pinemont Houston, TX		1,378,049	3,748,007		1,378,049	3,748,007	5,126,056
Randalls Inwood Forest Houston, TX		1,668,576	5,778,464		1,668,576	5,778,464	7,447,040
Sharpstown Office Building Houston, TX		840,472	1,446,280	16,192	840,472	1,462,473	2,302,944
Stella Link Houston, TX		1,666,691	3,463,577		1,666,691	3,463,577	5,130,268
Tanglewilde Houston, TX		6,184,663	1,209,944		6,184,663	1,209,944	7,394,607
Tidwell Place Houston, TX		294,980	2,914,618		294,980	2,914,618	3,209,598
Westheimer Commons Houston, TX		6,727,343	13,323,246	1,144,097	6,727,343	14,467,343	21,194,686
Irving West SC Irving, TX	(2,423,746)	933,850	3,735,400	20,319	933,850	3,755,719	4,689,569
The Crossing at Fry Road Katy, TX	(10,525,179)	4,499,659	14,290,920	69,866	4,499,659	14,360,786	18,860,445
Washington Square Kaufman, TX		449,155	848,867		449,155	848,867	1,298,021
League City League City, TX		2,029,894	2,489,822		2,029,894	2,489,822	4,519,716
Jefferson Park Mount Pleasant, TX		2,677,336	4,558,193	37,082	2,677,336	4,595,275	7,272,611
Crossroads Center Pasadena, TX		2,828,017	10,345,485		2,828,017	10,345,485	13,173,502
Parkview East Pasadena, TX		870,067	733,667	41,738	870,067	775,405	1,645,472

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Long Point Square Houston, TX	(51,931)	1980	Mar-02	40
Maplewood Mall Houston, TX	(58,303)	1962	Mar-02	40
Merchants Park North Houston, TX	(278,390)	1955	Mar-02	40
Mount Houston Square Houston, TX	(112,342)	1974	Mar-02	40
North 45 Plaza Houston, TX	(69,078)	1975	Mar-02	40
Northgate Houston, TX	(45,476)	1972	Mar-02	40
Northshore West Houston, TX	(148,434)	1956	Mar-02	40
Northshore East Houston, TX	(176,747)	1956	Mar-02	40
Northtown Plaza Houston, TX	(244,814)	1960	Mar-02	40
Northwood Houston, TX	(117,059)	1972	Mar-02	40
Orange Grove Houston, TX	(147,043)	1970	Mar-02	40
Pinemont Houston, TX	(78,083)	1969	Mar-02	40
Randalls Inwood Forest Houston, TX	(120,385)	1985	Mar-02	40
Sharpstown Office Building Houston, TX	(30,456)	1968	Mar-02	40
Stella Link Houston, TX	(72,158)	1956	Mar-02	40
Tanglewilde Houston, TX	(25,207)	1972	Mar-02	40
Tidwell Place Houston, TX	(60,721)	1983	Mar-02	40
Westheimer Commons Houston, TX	(292,812)	1984	Mar-02	40
Irving West SC Irving, TX	(401,587)	1987	Sep-93	40
The Crossing at Fry Road Katy, TX	(298,019)	1984	Mar-02	40
Washington Square Kaufman, TX	(17,685)	1978	Mar-02	40
League City League City, TX	(51,871)	1980	Mar-02	40
Jefferson Park Mount Pleasant, TX	(95,117)	1976	Mar-02	40
Crossroads Center Pasadena, TX	(215,531)	1980	Mar-02	40
Parkview East Pasadena, TX	(15,445)	1968	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Parkview West Pasadena, TX		1,208,848	1,547,002		1,208,848	1,547,002	2,755,850
Spencer Square Pasadena, TX		5,322,348	15,295,234		5,322,348	15,295,234	20,617,583
Pearland Plaza Pearland, TX		3,676,495	7,330,937	23,626	3,676,495	7,354,562	11,031,057
Northshore Plaza Portland, TX	(4,330,339)	1,852,371	5,557,114		1,852,371	5,557,114	7,409,485
Lamar Plaza I Rosenberg, TX		1,791,562	444,550	26,924	1,791,562	471,474	2,263,036
Lamar Plaza II Rosenberg, TX		32,828	53,735		32,828	53,735	86,562
Klein Square Spring, TX		1,279,607	4,111,204		1,279,607	4,111,204	5,390,810
Keegan’s Meadow Stafford, TX		3,804,531	7,470,219		3,804,531	7,470,219	11,274,750
Texas City Bay Texas City, TX		3,849,721	8,358,959		3,849,721	8,358,959	12,208,680
Tomball Parkway Plaza Tomball, TX		2,505,430	5,891,626	108,587	2,505,430	6,000,213	8,505,643
Victoria Crossing Victoria, TX		161,606	41,792		161,606	41,792	203,398
Village Center Victoria, TX		332,148	1,804,708	13,803	332,148	1,818,511	2,150,658
Valley Fair Master And Interior West Valley City, UT	(15,766,551)	6,985,675	27,942,699	2,169,522	6,985,675	30,112,221	37,097,896
Pizza Hut Harrisonburg, VA				427,500		427,500	427,500
Hanover Square Shopping Center Mechanicsville, VA		1,778,701	7,114,805	79,749	1,778,701	7,194,554	8,973,255
Victorian Square Midlothian, VA		3,548,432	14,208,727	194,244	3,548,432	14,402,971	17,951,402
Jefferson Green Shopping Center Newport News, VA		1,459,646	4,378,937		1,459,646	4,378,937	5,838,583
Cross Pointe Marketplace Richmond, VA		823,226	2,469,677		823,226	2,469,677	3,292,903
Tuckernuck Square Richmond, VA	(6,092,557)	2,071,432	6,214,296		2,071,432	6,214,296	8,285,727
Cave Spring Corners Shopping Center Roanoke, VA		1,064,298	4,257,792	240,795	1,064,298	4,498,587	5,562,885
Hunting Hills Shopping Center Roanoke, VA	(3,703,884)	1,897,007	6,010,376	72,460	1,897,007	6,082,836	7,979,843
Lakeside Plaza Salem, VA		1,383,339	5,355,787	35,511	1,383,339	5,391,298	6,774,638
Lake Drive Plaza Vinton, VA	(3,321,992)	1,432,155	4,616,848	270,342	1,432,155	4,887,190	6,319,345
Hilltop Plaza Virginia Beach, VA	(6,394,141)	2,463,876	7,391,627		2,463,876	7,391,627	9,855,502
Ridgeview Centre Wise, VA		2,707,679	4,417,792	509,618	2,707,679	4,927,411	7,635,090

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Parkview West Pasadena, TX	(32,229)	1966	Mar-02	40
Spencer Square Pasadena, TX	(318,651)	1974	Mar-02	40
Pearland Plaza Pearland, TX	(153,909)	1978	Mar-02	40
Northshore Plaza Portland, TX	(5,348)	1981	Dec-02	40
Lamar Plaza I Rosenberg, TX	(9,261)	2002	Mar-02	40
Lamar Plaza II Rosenberg, TX	(1,119)	2002	Mar-02	40
Klein Square Spring, TX	(85,650)	1977	Mar-02	40
Keegan’s Meadow Stafford, TX	(155,630)	1983	Mar-02	40
Texas City Bay Texas City, TX	(174,145)	1973	Mar-02	40
Tomball Parkway Plaza Tomball, TX	(125,876)	1984	Mar-02	40
Victoria Crossing Victoria, TX	(871)	—	Mar-02	40
Village Center Victoria, TX	(37,598)	1970	Mar-02	40
Valley Fair Master And Interior West Valley City, UT	(3,538,779)	1970	Dec-96	40
Pizza Hut Harrisonburg, VA	(78,375)	1969	Jul-96	40
Hanover Square Shopping Center Mechanicsville, VA	(1,787,368)	1991	Jan-93	40
Victorian Square Midlothian, VA	(3,142,693)	1991	Mar-94	40
Jefferson Green Shopping Center Newport News, VA	(4,561)	1988	Dec-02	40
Cross Pointe Marketplace Richmond, VA	(2,573)	1987	Dec-02	40
Tuckernuck Square Richmond, VA	(5,962)	1981	Dec-02	40
Cave Spring Corners Shopping Center Roanoke, VA	(614,418)	1969	Jun-97	40
Hunting Hills Shopping Center Roanoke, VA	(715,444)	1989	Apr-98	40
Lakeside Plaza Salem, VA	(486,394)	1989	Apr-99	40
Lake Drive Plaza Vinton, VA	(573,457)	1976	Feb-98	40
Hilltop Plaza Virginia Beach, VA	(7,335)	1972	Dec-02	40
Ridgeview Centre Wise, VA	(1,270,096)	1990	Jul-92	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Retail
Packard Plaza Cudahy, VA		1,145,647	3,436,940		1,145,647	3,436,940	4,582,587
Northridge Plaza Milwaukee, WI		1,972,116	5,916,348		1,972,116	5,916,348	7,888,465
Moundsville Plaza Moundsville, WV		228,283	1,989,798	4,942,235	228,283	6,932,032	7,160,315
Grand Central Plaza Parkersburg, WV			4,358,333			4,358,333	4,358,333
Kmart Plaza Vienna, WV		664,121	2,656,483	334,944	664,121	2,991,427	3,655,548
Cheyenne Plaza Cheyenne, WY	(5,439,479)	2,184,686	6,554,057		2,184,686	6,554,057	8,738,742

Other
Institute for Defense Analyses Princeton, NJ.				1,381,260		1,381,260	1,381,260
1 North Central Avenue Hartsdale, NY.		19,838			19,838		19,838
ERT Development Corp. New York, NY		1,897,664	435,000		1,897,664	435,000	2,332,664
Old Egypt Magnolia, TX		1,220,390			1,220,390		1,220,390
Valley Fair Mall Apartment West Valley City, UT		262,555	435,794		262,555	435,794	698,348
	$(405,823,172)	$830,376,146	$2,520,619,469	$111,611,082	$830,376,146	$2,630,654,214	$3,461,030,360

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated - Latest Income Statement
Retail
Packard Plaza Cudahy, VA	(3,580)	1968	Dec-02	40
Northridge Plaza Milwaukee, WI	(6,163)	1974	Dec-02	40
Moundsville Plaza Moundsville, WV	(1,617,037)	1961	Dec-88	40
Grand Central Plaza Parkersburg, WV	(1,575,332)	1986	Jun-88	40
Kmart Plaza Vienna, WV	(709,155)	1975	Feb-93	40
Cheyenne Plaza Cheyenne, WY	(6,421)	1970	Dec-02	40

Other
Institute for Defense Analyses Princeton, NJ.	(1,381,260)
1 North Central Avenue Hartsdale, NY.		—	Jul-72	40
ERT Development Corp. New York, NY	(10,875)		Jan-95
Old Egypt Magnolia, TX		2002	Mar-02	40
Valley Fair Mall Apartment West Valley City, UT	(16,666)	1975	Mar-97	40
	$(273,089,056)

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

[a] Reconciliation of total real estate carrying value is as follows:

Balance at beginning of year	$2,683,646	$2,452,631	$2,498,152

Acquisitions and improvements	1,240,837	322,926	28,470

Write-off fully depreciated assets	—	—	(11,275)

Real estate held for sale	(85,309)	(20,747)	(9,104)

Allocation of purchase price	—	—	—

Impairment of real estate	(88,000)	(13,107)	(3,620)

Cost of property sold	(153,819)	(58,057)	(49,992)

Cost of property transferred to joint ventures	(31,933)	—	—

Balance at end of year	$3,565,422	$2,683,646	$2,452,631

Total cost for federal tax purposes at end of each year	$3,120,045	$2,158,263	$2,118,477

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$269,755	$218,638	$180,080

Depreciation expense	69,039	57,615	55,364

Deletions – property sold	(29,272)	(4,369)	(4,676)

Deletions – transfers to joint ventures	(5,735)	—	—

Write-off fully depreciated assets	—	—	(11,275)

Real estate held for sale	(7,939)	(2,129)	(855)

Balance at end of year	$295,946	$269,755	$218,638

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

(Amounts in Thousands)

SCHEDULE IV

December 31, 2002

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G
Description	Final Interest Rate	Face Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages

Purchase money first mortgage, collateralized by a building in Tucson, AZ	8.5%	11/12/2003	Interest and principal payable monthly		$758	$691

Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly		1,000	699

Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly		450	395
					$2,208	$1,785

Note: Column H is not applicable

	Year Ended
	December 31, 2002	December 31, 2001

Balance, beginning of period	$5,590	$14,432

Additions during period:
New loans	—	450

Reductions during period:
Collection of principal	(3,805)	(9,292)

Balance, end of period	$1,785	$5,590

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC.
(Registrant)

	By:	/s/ GLENN J. RUFRANO
Glenn J. Rufrano
Chief Executive Officer

Dated: March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM NEWMAN	Chairman of the Board of	March 6, 2003
William Newman	Directors

/s/ GLENN J. RUFRANO	Chief Executive Officer	March 6, 2003
Glenn J. Rufrano	and Director

/s/ JOHN B. ROCHE	Chief Financial Officer	March 6, 2003
John B. Roche	and Executive Vice President

/s/ RAYMOND H. BOTTORF
Raymond H. Bottorf	Director	March 6, 2003

/s/ NORMAN GOLD
Norman Gold	Director	March 6, 2003

/s/ MATTHEW GOLDSTEIN
Dr. Matthew Goldstein	Director	March 6, 2003

/s/ NINA MATIS
Nina Matis	Director	March 6, 2003

/s/ MELVIN D. NEWMAN
Melvin D. Newman	Director	March 6, 2003

Signature	Title	Date

/s/ BRUCE A. STALLER
Bruce A. Staller	Director	March 6, 2003

/s/ JOHN WETZLER
John Wetzler	Director	March 6, 2003

/s/ GREGORY A. WHITE
Gregory A. White	Director	March 6, 2003

CERTIFICATION

I, Glenn J. Rufrano, certify that:

1.               I have reviewed this annual report on Form 10-K of New Plan Excel Realty Trust, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

CERTIFICATION

I, John B. Roche, certify that:

1.               I have reviewed this annual report on Form 10-K of New Plan Excel Realty Trust, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ John B. Roche
John B. Roche
Chief Financial Officer

EXHIBIT INDEX

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

*2.6	Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.7

First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.8

Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.9

Purchase Agreement, dated as of October 17, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC and RIG Hilltop Plaza, LLC, filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.10

First Amendment to Purchase Agreement, dated as of November 6, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.11

Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.12

Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.13

First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.8 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.14

Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.9 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.15

Contribution Agreement, dated as of October 17, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.10 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.16

First Amendment to Contribution Agreement, dated as of November 6, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.11 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.17

Second Amendment to Contribution Agreement, dated as of December 9, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.12 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*2.18

Closing Day Amendment to Contribution Agreement, dated as of December 12, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.13 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 Amendment No. 1 to the Company’s Registration Statement on Form S-3, File No. 33-59195.

*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-65211.

*3.3

Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001), filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

*3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*4.1

Articles Supplementary classifying 690,000 shares of preferred stock as 8 5/8% Series B Cumulative Redeemable Preferred Stock, filed as Exhibit 4.02 to the Company’s Current Report on Form 8-K dated January 14, 1998.

*4.2

Articles Supplementary relating to the Series C Junior Participating Preferred Stock of the Company, which may in the future be issued under the Company’s Rights Plan, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*4.3

Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333–65211.

*4.4

Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston), filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-3, File No. 33-59195.

*4.5

First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.02 to the Company’s Registration Statement on Form S-3, File No. 333-24615.

*4.6

Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K dated July 3, 1997.

*4.7

Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust’s Registration Statement on Form S-3, File No. 33-60045.

*4.8

First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*4.9

Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 3, 1999.

*4.10

Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*4.11

Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 27, 2002.

*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65221.

*10.2	New Plan Realty Trust March 1991 Stock Option Plan and Non-Qualified Stock Option Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-65221.

*10.3	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333–65223.

*10.4

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10–K/A for the year ended December 31, 1998.

*10.5

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10–K/A for the year ended December 31, 1998.

*10.6

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.7

Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.8	Directors’ Amended and Restated 1994 Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*10.9

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*10.10

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.11

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

*10.12	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65221.

*10.13

Revolving Credit Agreement, dated as of April 26, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14	First Amendment to Revolving Credit Agreement, dated as of November 6, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto.

10.15	First Amended and Restated Term Loan Agreement, dated as of November 6, 2002, by and among the Company, the lenders party thereto and Fleet National Bank, as administrative agent.

*10.16

Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of June 25, 1997, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*10.17

First Amendment to Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of August 20, 1999, by and among New Plan DRP Trust, New Plan Excel Realty Trust, Inc. and the current and future partners in the partnership, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*10.18	Rights Agreement, dated as of May 15, 1998, between the Company and BankBoston, N.A., filed as Exhibit 4 to the Company’s Report on Form 8-A dated May 19, 1998.

*10.19

First Amendment to Rights Agreement, dated as of February 8, 1999, between the Company and BankBoston, N.A., filed as Exhibit 4.1 to the Company’s Report on Form 8-A/A (Amendment No. 1) dated May 5, 1999.

*10.20	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.

*10.21	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.

*10.22

Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

10.23	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company.

*10.24

Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.25

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company.

10.27	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company.

*10.28

Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

*10.29

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.30	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.31

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.32

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.33

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.34	Stock Pledge Agreement, dated February 23, 2000 between the Company and Glenn J. Rufrano, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.35	Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 9, 2000.
*10.36	Limited Recourse Promissory Note, dated February 23, 2000, made by Glenn J. Rufrano in favor of the Company, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.37	Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.38	Agreement, dated as of September 27, 2002, by and between the Company and John Roche.

*10.39

Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

*10.40

Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott MacDonald and the Company, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

*10.41	Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated March 9, 2000.

*10.42	Agreement, dated as of May 5, 2000, by and between the Company and James M. Steuterman, filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*10.43	Agreement, dated as of December 19, 2000, by and between the Company and James DeCicco, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.44

Loan Agreement, dated as of November 30, 2001, by and among BPR Shopping Center, L.P., the Bank of America, N.A., the Company and the other parties thereto, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.45

Reimbursement Agreement, dated as of August 24, 2001, between the Company and Fleet National Bank, filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

12	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

* Incorporated herein by reference as above indicated.