Form 10-K/A
period 2002-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2003-04-03
CIK 798288

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

to

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission File Number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	33-0160389 (I.R.S. Employer Identification No.)
1120 Avenue of the Americas New York, NY 10036 (Address of Principal Executive Offices)	(212) 869-3000 (Registrant's Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
Title of Class:	Name of Exchange on which registered:
Common Stock, $0.01 par value per share Series B Cumulative Redeemable Preferred Stock Series D Cumulative Voting Step-Up Premium Rate Preferred Stock	New York Stock Exchange New York Stock Exchange None
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

        The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $1,980,241,000 as of June 28, 2002, based on the closing price of $20.83 on the NYSE on that date.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

        3. Exhibits

        We hereby amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 by refiling as Exhibit 12 to such report the Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Exhibit 12 as refiled herewith reflects the correction of certain information and the inclusion of certain additional information.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC. (Registrant)
By:	/s/ STEVEN F. SIEGEL Steven F. Siegel Executive Vice President, General Counsel and Secretary

Dated: April 3, 2003

CERTIFICATION

I, Glenn J. Rufrano, certify that:

1.
I have reviewed this annual report on Form 10-K/A of New Plan Excel Realty Trust, Inc.;

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer

CERTIFICATION

I, John B. Roche, certify that:

1.
I have reviewed this annual report on Form 10-K/A of New Plan Excel Realty Trust, Inc.;

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

/s/ JOHN B. ROCHE John B. Roche Chief Financial Officer

QuickLinks

PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION