Form 10-Q
period 2003-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2003-05-08
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	33-0160389
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

YES  ☒     NO  ☐

The number of shares of common stock outstanding on May 5, 2003 was 97,053,441.

Forward-Looking Statements

This Quarterly Report of Form 10-Q, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the “Registrant” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national or local economic, business and real estate and other market conditions, including the ability of the general economy to recover timely from the current economic downturn; the competitive environment in which we operate; property management risks; financial risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; the level and volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; the ability to maintain our status as a REIT for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2003 and 2002

(In thousands, except per share amounts)

Three Months Ended

March 31, 2003

March 31, 2002

	(Unaudited)
Rental revenues:
Rental income	$95,676	$67,335
Percentage rents	1,761	2,375
Expense reimbursements	24,431	15,131
Total rental revenues	121,868	84,841

Expenses:
Operating costs	23,277	13,325
Real estate and other taxes	15,808	9,434
Interest	26,062	19,708
Depreciation and amortization	19,036	14,901
Provision for doubtful accounts	1,813	2,628
General and administrative	4,230	3,640
Total expenses	90,226	63,636

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	31,642	21,205

Other income and expenses:
Interest, dividend and other income	3,362	3,127
Equity in income of unconsolidated ventures	473	1,718
Foreign currency loss	—	(19)
Gain on sale of real estate	—	319
Impairment of real estate	—	(4,000)
Minority interest in income of consolidated partnership	(401)	(240)
Income from continuing operations	35,076	22,110

Discontinued operations:
Income (loss) from discontinued operations (Note 5)	113	(122)

Net income	$35,189	$21,988

Preferred dividends	(4,859)	(5,659)
Net income available to common stock — basic	30,330	16,329
Minority interest in income of consolidated partnership	401	240
Net income available to common stock — diluted	$30,731	$16,569

Basic earnings per common share:
Income from continuing operations	$0.31	$0.18
Discontinued operations	—	—
Basic earnings per share	$0.31	$0.18

Diluted earnings per common share:
Income from continuing operations	$0.31	$0.18
Discontinued operations	—	—
Diluted earnings per share	$0.31	$0.18

Average shares outstanding — basic	96,937	92,191
Average shares outstanding — diluted	99,602	93,882

Other comprehensive income:
Net income	$35,189	$21,988
Unrealized gain on available-for-sale securities	181	193
Realized gains on interest risk hedges	96	930
Comprehensive income	$35,466	$23,111

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

(In thousands, except par value amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate:
Land	$837,819	$830,376
Building and improvements	2,803,158	2,735,046
Accumulated depreciation and amortization	(313,677)	(295,946)
Net real estate	3,327,300	3,269,476
Real estate held for sale	14,602	21,276
Cash and cash equivalents	9,746	8,528
Restricted cash	21,016	52,930
Marketable securities	2,296	2,115
Receivables:
Trade, less allowance for doubtful accounts of $16,405 and $15,307 at March 31, 2003 and December 31, 2002, respectively	51,417	46,990
Other, net	18,657	43,479
Mortgages and notes receivable	2,593	2,632
Prepaid expenses and deferred charges	26,753	21,527
Investments in/advances to unconsolidated ventures	30,341	31,234
Other assets	15,366	15,092
Total assets	$3,520,087	$3,515,279

Liabilities:
Mortgages payable, including unamortized premium of $19,581 and $20,403 at March 31, 2003 and December 31, 2002, respectively	$549,213	$671,200
Notes payable, net of unamortized discount of $2,120 and $2,222 At March 31, 2003 and December 31, 2002, respectively	784,383	783,927
Notes payable, other	—	28,349
Credit facilities	410,000	230,000
Capital leases	28,792	28,866
Dividends payable	44,893	44,836
Other liabilities	88,853	106,690
Tenant security deposits	9,417	9,128
Total liabilities	1,915,551	1,902,996

Minority interest in consolidated partnership	39,367	39,434

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized: Series B: 6,300 depositary shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 630 outstanding at March 31, 2003 and December 31, 2002; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at March 31, 2003 and December 31, 2002	8	8
Common stock, $.01 par value, 250,000 shares authorized: 97,053 and 96,916 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	970	968
Additional paid-in capital	1,827,565	1,825,820
Accumulated other comprehensive loss	(316)	(593)
Accumulated distribution in excess of net income	(263,058)	(253,354)
Total stockholders’ equity	$1,565,169	$1,572,849
Total liabilities and stockholders’ equity	$3,520,087	$3,515,279

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited, in thousands)

	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$35,189	$21,988
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	19,118	16,383
Amortization of net premium/discount on mortgages and notes payable	(719)	(314)
Amortization of deferred debt and loan acquisition costs	691	785
Foreign currency loss	—	19
Gain on sale of real estate, net	—	(319)
(Gain) loss on sale of discontinued operations	(3,483)	133
Minority interest in income of consolidated partnership	401	240
Impairment of real estate assets	3,454	9,429
Equity in income of unconsolidated ventures	(473)	(1,718)
Changes in operating assets and liabilities, net:
Change in trade receivables	(4,426)	(1,042)
Change in other receivables	24,821	(630)
Change in other liabilities	(17,789)	11,591
Change in tenant security deposits	289	1,918
Change in dividends payable	57	2,924
Change in sundry assets and liabilities	(3,824)	(622)
Net cash provided by operating activities	53,306	60,765

Cash flows from investing activities:
Real estate acquisitions and building improvements	(14,468)	(9,736)
Proceeds from real estate sales, net	14,654	1,979
Cash in escrow	31,915	(2,341)
Advances for mortgage and notes receivable	—	(281)
Repayments of mortgage notes receivable	39	895
Acquisition, net of cash and restricted cash received	(69,703)	(389,571)
Leasing commissions paid	(1,911)	(1,063)
Capital contributions to joint ventures	(1,056)	(3,874)
Distributions from joint ventures	1,071	2,355
Net cash used in investing activities	(39,459)	(401,637)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(121,240)	(6,587)
Dividends paid	(44,837)	(44,616)
Proceeds from credit facility borrowing	180,000	270,000
Repayment of notes payable, other	(28,349)	—
Financing fees	(98)	(883)
Redemption of limited partnership units	(29)	—
Proceeds from exercise of stock options	2,205	403
Distributions paid to minority partners	(440)	(537)
Repayment of loans receivable for the purchase of common stock	159	—
Proceeds from stock offering, net	—	120,907
Net cash (used in) provided by financing activities	(12,629)	338,687

Net increase (decrease) in cash and cash equivalents	1,218	(2,185)

Cash and cash equivalents at beginning of period	8,528	7,163

Cash and cash equivalents at end of period	$9,746	$4,978

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$24,878	$17,253
Capitalized interest	1,007	657
State and local taxes paid	178	136

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Description of Business

New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the “Company”) are operated as a self-administered, self-managed real estate investment trust (“REIT”).  The principal business of the Company is the ownership and operation of retail properties throughout the United States.

Note 2:           Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  All significant intercompany transactions and balances have been eliminated.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net earnings per common share assuming dilution (“diluted EPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock (using the “if converted” method), exercise of in-the-money stock options and upon conversion of Excel Realty Partners, LP (“ERP”) limited partnership units.

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

Restricted Cash

Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by certain loan agreements.  As of December 31, 2002, restricted cash balances also contained escrow funds held for the repayment of a promissory note issued in connection with the Equity Investment Group portfolio acquisition (Note 3).  Substantially all restricted cash is invested in money market mutual funds and carried at market value.

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $16.4 million and $15.3 million as of March 31, 2003 and December 31, 2002, respectively.

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

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property (taking into account the anticipated holding period of the assets) are less than the carrying value of the property.  Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, and reflected as an adjustment to the basis of the property.

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

Employee Loans

Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing common stock of the Company.  These loans are demand and term notes bearing interest at rates ranging from 5% to 10%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At March 31, 2003 and December 31, 2002, the Company had aggregate loans to employees of approximately $6.7 million and $6.9 million, respectively.

Investments in /Advances to Unconsolidated Ventures

The Company has direct equity investments in several joint venture projects.  The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities.  These investments are initially recorded at cost, as “Investments in/advances to unconsolidated ventures”, and subsequently adjusted for equity in earnings and cash contributions and distributions.

Deferred Leasing and Loan Origination Costs

Costs incurred in obtaining tenant leases (including internal leasing costs) are amortized using the straight-line method over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Costs incurred in obtaining long-term financing are amortized and charged to interest expense over the terms of the related debt agreements, which approximates the effective interest method.

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (at March 31, 2003 and December 31, 2002, approximately $3.9 million and $2.8 million had been capitalized, respectively).

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable”, and is included in “trade receivables” on the accompanying consolidated balance sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets.  As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.  Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.  The Company plans to continue to operate so that it meets the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.  The Company is subject to certain state and local taxes.  Provision for such taxes has been included in real estate and other taxes in the Company’s consolidated statements of income and comprehensive income.

The Company may elect to treat one or more of its corporate subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRS’s.  At March 31, 2003, the Company’s TRS’s had a tax net operating loss (“NOL”) carryforward of approximately $22.8 million, expiring from 2013 to 2016.

Segment Information

The principal business of the Company is the ownership and operation of retail shopping centers.  The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States.  Further, all operations are within the United States and no tenant comprises more than 10% of revenue.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of ABR 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003.  For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003. The Company’s potential variable interests in VIEs are its Investments in/advances to unconsolidated ventures described in Note 7.  The Company has evaluated these interests and does not expect to consolidate these ventures, as the Company is not the primary beneficiary.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS No. 148”).  This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002.  The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which applies the recognition provisions of FAS 123 to all employee awards granted, modified or settled after January 1, 2003.  Accordingly, options which the Company granted in 2003 were valued at approximately $0.7 million and will be amortized over the related vesting periods of the options.

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations.  Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands, except per share amounts):

	March 31, 2003	March 31, 2002
Net income, as reported	$35,189	$21,988
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(491)	(540)
Pro forma net income	$34,698	$21,448

Earnings per share:
Basic – as reported	$0.31	$0.18
Basic – pro forma	$0.31	$0.17

Diluted – as reported	$0.31	$0.18
Diluted – pro forma	$0.30	$0.17

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34).  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies.  It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium).  The Company adopted the new disclosure requirements, effective beginning with the consolidated financial statements for the 2002 fiscal year.  FIN 45’s provisions for initial recognition and measurement are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company.

In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).  It addresses when to recognize a liability for a cost associated with an exit or disposal activity such as, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees.  SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity’s commitment to a plan, as previously defined in Issue 94-3.  The provisions of SFAS No. 146 shall be applied for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company.

In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”).  This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 should not be classified as extraordinary.  The provisions of SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002.  Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item shall be reclassified.  The Company adopted this statement, as required, effective January 1, 2003, and the adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144.  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposition of long-lived assets.  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real properties which have been sold during 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.  SFAS No. 144 requires that the provisions of this statement be adopted prospectively.  Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations.  Real estate designated as held for sale subsequent to January 1, 2002 will be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been restated for comparability, as required.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The most significant assumptions and estimates relate to impairments of real estate, recovery of mortgage notes and trade accounts receivable and depreciable lives.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Note 3:           Acquisitions and Dispositions

Spartan Acquisition

On January 3, 2003, the Company acquired a portfolio of seven grocery-anchored neighborhood shopping centers (the “Spartan Acquisition”) located in Michigan and aggregating 534,386 square feet for approximately $46 million in cash.  The cash component of the acquisition was financed through borrowings under the Company’s $350 million revolving credit facility.

EIG Acquisition

On December 12, 2002, the Company acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT.  The acquisition of one additional shopping center from Equity Investment Group was completed in January 2003 (collectively the “EIG Acquisition”).  The aggregate purchase price for the acquisition was approximately $437 million, consisting of the assumption of approximately $149 million of outstanding indebtedness, the issuance of approximately $25 million of units in ERP and approximately $263 million in cash.  The cash component of the acquisition was financed with proceeds generated from the sale of four of the Company’s factory outlet centers (see “Factory Outlet Center Disposition” below) and through borrowings under the Company’s $350 million revolving credit facility.

CenterAmerica Acquisition

On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the “CenterAmerica Acquisition”) from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II.  As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  The joint venture currently owns 14 grocery-anchored shopping centers located in six states.  The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding indebtedness.  The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company’s common stock and with borrowings under the Company’s then existing credit facilities and a $125 million senior unsecured term loan facility.

Other Acquisitions

During the three months ended March 31, 2003, the Company acquired the remaining 50% interest in Vail Ranch II, a community shopping center in the later stages of development.  Vail Ranch II is located in Temecula, California, and the 50% interest was acquired for approximately $1.5 million in cash and the satisfaction of $9.0 million of mortgage indebtedness on the property.

In fiscal 2002, the Company acquired three properties, Midway Market Square, Superior Marketplace and Whitestown Plaza.  Midway Market Square, a 234,670 square foot grocery-anchored community shopping center located in Elyria, Ohio, was acquired on November 20, 2002 for approximately $23.7 million, including approximately $17.8 million of assumed mortgage indebtedness.  Superior Marketplace was acquired on July 31, 2002 from The Ellman Companies for approximately $13.6 million in cash and the satisfaction of $38.0 million of notes receivable and accrued interest.  Superior Marketplace is an existing 148,302 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver.  The shopping center is currently in the later stages of development and is expected to total 295,602 square feet upon completion.  Whitestown Plaza, an 80,612 square foot shopping center located in Whitesboro, New York, was acquired on April 3, 2002 in consideration of $3.8 million of notes and interest receivable.

Factory Outlet Center Disposition

On December 19, 2002, the Company and Chelsea Property Group, Inc. completed the sale by the Company of four of its factory outlets centers (the “Factory Outlet Disposition”).  The four properties included St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson Outlet Village, located in Jackson, New Jersey.  As consideration for the four properties, the Company received gross proceeds of approximately $193 million, and after costs associated with the disposition, the gain on sale was approximately $79 million, and was included in income (loss) from discontinued operations.  The proceeds were used to pay down a portion of the balance outstanding under the Company’s $350 million revolving credit facility, which had been drawn to fund a portion of the EIG Acquisition.

Other Dispositions

During the three months ended March 31, 2003, the Company sold nine properties and one land parcel for aggregate gross proceeds of approximately $15.2 million.    In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income (loss) from discontinued operations (Note 5).

During the three months ended March 31, 2002, the Company sold two properties and one outparcel for aggregate gross proceeds of $2.1 million.  The gain from these sales was approximately $186,000 and is allocated between “Gain on sale of real estate” and “(Loss) gain on sale of discontinued operations” in accordance with the provisions of SFAS No. 144 (Note 2).

Note 4:           Real Estate Held for Sale

As of March 31, 2003, six retail properties and one land parcel were classified as “Real estate held for sale”.  These properties are located in six states and have an aggregate gross leasable area of approximately 0.2 million square feet.  Such properties had an aggregate book value of approximately $14.6 million, net of accumulated depreciation of approximately $1.7 million and impairment charges of $3.8 million.  In accordance with SFAS No. 144, the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income (loss) from discontinued operations (Note 5).

As of December 31, 2002, 11 retail properties and two land parcels were classified as “Real estate held for sale”.  These properties were located in seven states and had an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $21.3 million, net of accumulated depreciation of approximately $4.0 million and impairment charges of approximately $3.5 million.  In accordance with SFAS No. 144, the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income (loss) from discontinued operations (Note 5).

Note 5:           Income (Loss) from Discontinued Operations

The following is a summary of income (loss) from discontinued operations for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Total revenue
Real estate held for sale	$417	$392
Other discontinued operations	68	9,469
Total revenue	485	9,861

Operating costs
Real estate held for sale	7	5
Other discontinued operations	141	2,106

Real estate taxes
Real estate held for sale	28	17
Other discontinued operations	42	546

Interest expense
Real estate held for sale	—	—
Other discontinued operations	—	13

Depreciation and amortization
Real estate held for sale	82	83
Other discontinued operations	—	1,399

Provision for doubtful accounts
Real estate held for sale	46	(6)
Other discontinued operations	55	258

Total operating costs	401	4,421

Income from discontinued operations before impairment and gain (loss) on sale	84	5,440

Impairment of real estate held for sale	(3,454)	(5,429)

Gain (loss) on sale of other discontinued operations	3,483	(133)

Income (loss) from discontinued operations	$113	$(122)

Note 6:           Pro Forma Financial Information

The following pro forma financial information for the three months ended March 31, 2002 is presented as if the EIG Acquisition, the Factory Outlet Disposition, the Company’s public offering of 6,900,000 shares of common stock in January 2002 (the “Stock Offering”), the Company’s issuance of $250 million of 5.875% senior unsecured notes in June 2002 (the “Bond Offering”), and the CenterAmerica Acquisition had occurred on January 1, 2002.  In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made.

Three Months Ended March 31, 2002

Rental revenues	$114,673
Expenses	87,657
Other income	741
Income from continuing operations	$27,757

Net Income	$27,635

Income from continuing operations per share – basic	$0.23
Income from continuing operations per share –diluted	$0.23

Net income per share – basic	$0.23
Net income per share – diluted	$0.23

Average shares outstanding – basic	94,337
Average shares outstanding – diluted	97,093

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2002, nor do they represent the results of operations of future periods.

Note 7:           Investments in/Advances to Unconsolidated Ventures

At March 31, 2003, the Company had investments in four joint ventures: (1) Benbrooke Ventures, (2) CA New Plan Venture Fund, (3) Clearwater Mall and (4) The Centre at Preston Ridge, Phases 1, 2 and 3.  The Company accounts for these joint venture investments using the equity method.  The following table summarizes the joint venture projects as of March 31, 2003 and December 31, 2002 (in thousands):

					Investments in/Advances to
	City	State	JV Partner	Percent Ownership	March 31, 2003		December 31, 2002
Benbrooke Ventures(1)
Rodney Village	Dover	DE	Benbrooke Partners	50%	*		*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%	*		*
Fredricksburg	Spotsylvania	VA	Benbrooke Partners	50%	*		*
					$9,555		$8,894

CA New Plan Venture Fund(2)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	*		*
Flamingo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%	*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	*		*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	*		*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	*		*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%	*		*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	*		*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	*		*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%	*		*
Marketplace at Wycliff – Phase 1	Lake Worth	FL	Major U.S. Pension Fund	10%	*		*
Marketplace at Wycliff – Phase 2	Lake Worth	FL	Major U.S. Pension Fund	10%	*		*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	*		*
					$6,758		$6,371

Clearwater Mall, LLC(3)
Clearwater Mall	Clearwater	FL	The Sembler Company	50%	$4,063		$4,007

Vail Ranch II
Vail Ranch II	Temecula	CA	Land Grand Development	100%(4)	—		$1,256

The Centre at Preston Ridge
Phase 1(5)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	*		*
Phase 2(6)	Frisco	TX	George Allen/Milton Schaffer	50%	*		*
Phase 3(6)	Frisco	TX	George Allen/Milton Schaffer	50%	*		*
					$9,965	(7)	$10,706	(7)

	Investments in/Advances to Unconsolidated Ventures				$30,341		$31,234

*	Multiple properties held in a single investment joint venture.
(1)	The Company receives an 8.5% preferred return on its investment.
(2)	The Company receives increased participation after 12% IRR.
(3)	The Company receives a 9.5% preferred return on its investment.
(4)

As of December 31, 2002, the Company’s ownership percentage in this joint venture was 50%.  On February 25, 2003, the Company acquired the 50% interest not previously owned.  Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% have been included in the consolidated results of operations of the Company.

(5)	The Company receives increased participation after a 10% return on its investment.
(6)	The Company receives a 10% preferred return on its investment.
(7)	The Company’s investment balance includes approximately $3.0 million of outstanding notes receivable.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures is as follows (in thousands):

Condensed Combined Balance Sheets	March 31, 2003	December 31, 2002
Cash and cash equivalents	$10,557	$12,072
Receivables	2,074	4,569
Property and equipment, net of accumulated depreciation	268,286	270,001
Other assets, net of accumulated amortization	7,974	8,265
Total Assets	$288,891	$294,907

Notes payable	$186,366	$191,971
Accrued interest	995	882
Other liabilities	5,665	6,882
Total liabilities	193,026	199,735
Total partners’ capital	95,865	95,172
Total liabilities and partners’ capital	$288,891	$294,907

Company’s investments in/advances to	$30,341	$31,234

	Three Months Ended March 31,
Condensed Combined Statements of Income	2003	2002

Rental revenues	$9,447	$5,505
Operating expenses	(2,947)	(1,122)
Interest expense	(2,651)	(1,273)
Other expense, net	(1,241)	(1,502)
Net income	$2,608	$1,608

Company’s share of net income(1)	$473	$1,718

(1)                                  Includes preferred returns of $0.2 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

The following is a brief summary of the joint venture obligations that the Company had as of March 31, 2003:

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

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $97.6 million as of March 31, 2003.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by the Company as of March

31, 2003.  The Company anticipates contributing the remaining $2.6 million during the remainder of 2003.

•      Clearwater Mall, LLC.  In October 2002, the Company contributed its Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $14.0 million as of March 31, 2003.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 75% of any capital that might be required by the joint venture.  The Company does not, however, expect that any significant capital contributions will be required.

•                  Preston Ridge Joint Venture.  The Company has investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge), a shopping center development site and undeveloped land in Frisco, Texas.

•     Phase 1.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns the community shopping center.  The Company’s ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of March 31, 2003.

•     Phase 2.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  As of March 31, 2003, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to the Company.

•     Phase 3.  The Company has a 50% investment in a joint venture that owns a shopping center development site consisting of approximately 5.4 acres of land in Frisco, Texas, on which a 51,000 square foot shopping center is currently under construction.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $1.8 million as of March 31, 2003.

Note 8:                                 Debt Obligations

As of March 31, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum Amount Available	Carrying Value as of		Stated Interest Rates		Scheduled Maturity Date
		March 31, 2003	December 31, 2002
CREDIT FACILITIES
Fleet Revolving Facility	$350,000	$255,000	$75,000	LIBOR + 105 bp	(1)	April 2005
Fleet Term Loan	155,000	155,000	155,000	LIBOR + 115 bp	(1)	December 2003
Total Credit Facilities	$505,000	$410,000	$230,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$518,681	$529,256	6.670% - 9.625%		2003 - 2015
Variable Rate Mortgages		10,951	121,541	Variable (2)		2003 - 2011
Total Mortgages		529,632	650,797
Net unamortized premium		19,581	20,403
Total Mortgages, net		$549,213	$671,200

NOTES PAYABLE
7.33% unsecured notes		49,000	49,000	7.330%		November 2003
6.88% unsecured notes		75,000	75,000	6.875%		October 2004
7.75% unsecured notes		100,000	100,000	7.750%		April 2005
7.35% unsecured notes		30,000	30,000	7.350%		June 2007
5.88% unsecured notes		250,000	250,000	5.875%		June 2007
7.40% unsecured notes		150,000	150,000	7.400%		September 2009
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029
Total Notes		784,000	784,000
Net unamortized discount		(2,120)	(2,222)
Impact of reverse swap agreement		2,503	2,149
Total Notes, net		$784,383	$783,927

NOTES PAYABLE, OTHER(3)		$—	$28,349	Variable		N/A

CAPITAL LEASES		$28,792	$28,866	7.500%		June 2031

TOTAL DEBT		$1,772,388	$1,742,342

(1)          The Company incurs interest using the 30-day LIBOR rate which was 1.30% as of March 31, 2003.

(2)          As defined in the applicable loan agreement, the Company incurs interest on these obligations using Moody’s A Corporate Bond Index, which was 5.77% as of March 31, 2003, plus spreads ranging from 125 to 375 basis points.

(3)          Represents a promissory note issued in connection with the EIG Acquisition.  The note was repaid in full on January 2, 2003.

On March 1, 2002, the Company entered into a new $125 million senior unsecured term loan facility (the “Fleet Term Loan”).  At that time, the facility matured on March 1, 2003 and contained covenants substantially similar to those that were contained in the Company’s senior unsecured credit facilities.  The proceeds of the loan were used to finance a portion of the CenterAmerica Acquisition.  On November 26, 2002, the Company amended this loan, increasing the borrowing base to $155 million and extending the maturity date until December 2003.  The Company also amended the loan’s covenants to be consistent with those contained in the Company’s $350 million senior unsecured revolving credit facility.  As of March 31, 2003, the Fleet Term Loan bore interest at LIBOR plus 115 basis points, based on the Company’s current debt rating.

On April 26, 2002, the Company entered into a $350 million senior unsecured revolving credit facility (the “Fleet Revolving Facility”), refinancing its then existing revolving credit facilities.  The Fleet Revolving Facility bears interest at LIBOR plus 105 basis points and matures on April 25, 2005, with a one-year extension option.

The Fleet Revolving Facility and the Fleet Term Loan require that the Company maintain certain financial coverage ratios.  Taking into account amendments effected in November 2002 (Note 9), these coverage ratios currently include:

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

•                                          total secured debt to total adjusted assets of no more than 40%

•                                          unsecured debt to unencumbered assets value ratio of no more than 55%

•                                          book value of ancillary assets to total adjusted assets of no more than 25%

•                                          book value of new construction assets to total adjusted assets of no more than 15%

•                                          FFO payout ratio no greater than 95%

On June 11, 2002, the Company completed the Bond Offering.  Interest on the notes will be payable semi-annually on June 15 and December 15.  The notes were priced at 99.66% of par value to yield 5.955%.  Net proceeds from the offering were used to repay a portion of the borrowings under the Fleet Revolving Facility.

As of March 31, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2003 (remaining nine months)	$215,376
2004	125,584
2005	403,713
2006	28,939
2007	307,011
Thereafter	671,801
Total debt maturities	1,752,424

Net unamortized premiums on mortgages	19,581
Net unamortized discount on notes	(2,120)
Fair value adjustment on debt subject to reverse swap agreement	2,503

Total debt obligations	$1,772,388

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

During the three months ended June 30, 2002, in order to hedge a portion of the expected cash flows on the anticipated long-term fixed rate borrowing, the Company entered into certain derivative instruments based on LIBOR for an aggregate of approximately $90.0 million in notional amount.  Under these agreements, the Company would generally settle the agreement upon consummation of the forecasted issuance of debt where upon the Company would receive additional cash flow settlement if interest rates rose and pay cash if interest rates fell.  On June 11, 2002, upon consummation of the Bond Offering, the Company settled these agreements for approximately $1.9 million.  The effects of such payments are deferred in accumulated other comprehensive income and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.

The following table summarizes the terms and fair value of the Company’s derivative financial instrument at March 31, 2003 (in thousands).  The notional amount at March 31, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$2,503

On March 31, 2003, the derivative instrument was reported at its fair value as an Other Asset of $2.5 million and as a component of the note payable to which it was assigned.  As of March 31, 2003, there were $1.6 million in deferred losses represented in OCI, representing the unamortized portion of the settlement costs for the hedge on the Bond Offering transaction described above.

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

On January 22, 2002, Kmart Corporation (“Kmart”), the Company’s second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  Since the bankruptcy filing (i) leases at 13 of the Company’s locations were rejected, including six leases rejected on April 30, 2003 and (ii) the Company entered into agreements with Kmart to reduce the rent at four Company store locations effective July 1, 2002 and at six Company store locations effective April 1, 2003; however, two of the store locations where rent reductions were effective July 1, 2002 are included in the six leases rejected on April 30, 2003, resulting in eight store locations where the Company has agreed to rent reductions.

As of March 31, 2003, Kmart was a lessee at 35 locations (including the six leases rejected on April 30, 2003) that contain a total of 3.2 million square feet of gross leasable area, or approximately 6.2% of the Company’s total gross leasable area.  As of March 31, 2003, Kmart’s annualized base rent for these 35 locations was

$13.5 million, or approximately $4.16 per square foot, not taking into account the rental reductions agreed to at the six locations effective April 1, 2003, which are not material.

Note 10:                          Minority Interest in Consolidated Partnership

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties.  A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations.  Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or the issuance of the Company common stock at the Company’s option), cash and the assumption of mortgage indebtedness.  These units are convertible into shares of common stock of the Company at exchange ratios from 1.0 to 1.4 shares of common stock for each unit.  ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2002	5,565,066	3,430,524	2,134,542
Redeemed	—	1,541	(1,541)

Outstanding at March 31, 2003	5,565,066	3,432,065	2,133,001

Note 11:                          Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Basic EPS
Numerator:
Income from continuing operations	$35,076	$22,110
Preferred dividends	(4,859)	(5,659)
Net income available to common shares from continuing operations - basic	30,217	16,451

Net income available to common shares from discontinued operations - basic	113	(122)

Net income available to common shares - basic	$30,330	$16,329

Denominator:
Weighted average of common shares outstanding	96,937	92,191

Earning per share - continuing operations	$0.31	$0.18
Earnings per share - discontinued operations	—	—
Basic earnings per common share	$0.31	$0.18

Diluted EPS
Numerator:
Income from continuing operations	$35,076	$22,110
Preferred dividends	(4,859)	(5,659)
Minority interest	401	240
Net income available to common shares from continuing operations - diluted	30,618	16,691

Net income available to common shares from discontinued operations - diluted	113	(122)

Net income available to common shares - diluted	$30,731	$16,569

Denominator:
Weighted average of common shares outstanding – basic	96,937	92,191
Effect of diluted securities:
Common stock options	487	575
Excel Realty Partners, L.P. third party units	2,178	1,116
Weighted average of common shares outstanding - diluted	99,602	93,882

Earning per share - continuing operations	$0.31	$0.18
Earnings per share - discontinued operations	—	—
Diluted earnings per common share	$0.31	$0.18

Note - Preferred A shares are anti-dilutive for earnings per share calculations.  On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock.

On January 29, 2002, the Company completed the Stock Offering.  The net proceeds to the Company from the Stock Offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company’s existing revolving credit facilities (which amounts were subsequently re-drawn to finance the CenterAmerica Acquisition).

On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all outstanding shares of its Series A Cumulative Convertible Preferred Stock.  Each share of Series A preferred stock was redeemed for 1.24384 shares of common stock, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share.  The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption.

Note 12:                          Comprehensive Income

Total comprehensive income was $35.5 million and $23.1 million for the three months ended March 31, 2003 and 2002, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of March 31, 2003 and December 31, 2002, accumulated other comprehensive income reflected in the Company’s equity on the consolidated balance sheet is comprised of the following (in thousands):

	As of March 31, 2003	As of December 31, 2002

Unrealized gains on available-for-sale securities	$1,323	$1,142
Realized losses on interest risk hedges	(1,639)	(1,735)
Accumulated other comprehensive loss	$(316)	$(593)

Note 13:                        Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business.

Funding Commitments

In addition to the joint venture funding commitments described in Note 7 above, the Company also has the following contractual obligations as of March 31, 2003, none of which the Company believes will have a material adverse affect:

•      Letter of Credit Extension.  In connection with the sale of its garden apartment portfolio, the Company arranged for the provision of a letter of credit to the buyer in the amount of approximately $30 million, which can remain outstanding through September 2004 (subject to extensions for up to one year).  The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio.  If the letter of credit is drawn (for example, following a default by the buyer under the loan), the Company will be obligated to reimburse the providing bank for the amount of the draw.  The balance outstanding, and thus the maximum amount of exposure under this letter of credit, was approximately $13.5 million as of March 31, 2003; however, as of March 31, 2003, approximately $5.2 million of this balance was secured by funds held in escrow.  These funds reduce the Company’s exposure under the letter of credit to approximately $8.3 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2003, the Company had mortgage loans outstanding of approximately $549.2 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $183.3 million.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets, and administrative space for the Company.  Theses leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (in thousands):

Year
2003 (remaining nine months)	$1,305
2004	1,356
2005	1,324
2006	833
2007	543
Thereafter	13,043

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

The Company is aware that soil and groundwater contamination exists at some of its properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline facilities).  The Company is also aware that asbestos-containing materials exist at some of its properties.  While the Company does not expect the environmental conditions at its properties, considered as a whole, to have a material adverse effect on the Company, there can be no assurance that this will be the case.  Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions, that any prior owner of the properties did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of the Company’s properties.

Note 14:                        Subsequent Events

On May 1, 2003, the beneficiary under the letter of credit that the Company arranged in connection with the sale of its garden apartment portfolio terminated their rights with respect to the letter of credit, thereby eliminating any further obligation of the Company with respect to the letter of credit. The outstanding balance of the letter of credit at the time of termination was approximately $13.5 million.

On April 21, 2003, the Company completed a public offering of 8,000,000 depositary shares (including the partial exercise of the underwriters’ over-allotment option), each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock, for gross proceeds of approximately $200 million.  The net proceeds to the Company from the offering were approximately $193 million. On May 5, 2003, the Company redeemed all of its outstanding 6,300,000 Series B depositary shares, each represented a 1/10 fractional interest of a share of the Company’s 8 5/8% Series B Cumulative Redeemable Preferred Stock, at an aggregate cost of $158 million.  The remaining proceeds from the offering were used to repay a portion of the amount outstanding under the Fleet Revolving Facility.

Item 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2003 and 2002

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.  Historical results and percentage relationships set forth in the Consolidated Statements of Income and Comprehensive Income contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

On January 3, 2003, we completed the Spartan Acquisition.  Accordingly, our results of operations for the three months ended March 31, 2003 include the results of operations of the properties acquired in the Spartan Acquisition.

On December 12, 2002, we completed the EIG Acquisition.  Accordingly, our results of operations for the three months ended March 31, 2003 include the results of operations of the properties acquired in the EIG Acquisition.

On March 1, 2002, we completed the CenterAmerica Acquisition.  As part of the acquisition, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  Accordingly, our results of operations for the three months ended March 31, 2003 and 2002 include the results of operations from the properties acquired in the CenterAmerica Acquisition from and after March 1, 2002.

Revenues:

Rental income increased $28.3 million, or 42%, from $67.3 million for the three months ended March 31, 2002 to $95.7 million for the three months ended March 31, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased rental income by approximately $13.4 million

•                  The EIG Acquisition, which increased rental income by approximately $12.6 million

•                  The Spartan Acquisition, which increased rental income by approximately $1.3 million

•                  Increases in rental rates, combined with rental revenues generated by properties previously under redevelopment which accounted for the balance of the variance

Percentage rents decreased $0.6 million, or 25%, from $2.4 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003.  This variance is primarily attributable to a general decrease in tenants’ sales.

Expense reimbursements increased $9.3 million, or 62%, from $15.1 million for the three months ended March 31, 2002 to $24.4 million for the three months ended March 31, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $2.6 million

•                  The EIG Acquisition, which increased expense reimbursements by approximately $3.4 million

•                  The Spartan Acquisition, which increased expense reimbursements by approximately $0.3 million

•                  An increase in reimbursable real estate taxes and property operating expenses which accounted for the balance of the variance

Equity in income of unconsolidated ventures decreased $1.2 million, or 71%, from $1.7 million for the three months ended March 31, 2002 to $0.5 million for the three months ended March 31, 2003.  This variance is primarily attributable to reduced income from our investment in the Centre at Preston Ridge – Phase 1 joint venture, in which our investment percentage decreased to 25% from 50% on November 25, 2002.

Expenses:

Total expenses increased $26.6 million, or 42%, from $63.6 million for the three months ended March 31, 2002 to $90.2 million for the three months ended March 31, 2003. The major areas of change are discussed below.

Operating costs increased $10.0 million, or 75%, from $13.3 million for the three months ended March 31, 2002 to $23.3 million for the three months ended March 31, 2003. The following factors accounted for this variance:

•      The CenterAmerica Acquisition, which increased operating costs by approximately $3.0 million

•      The EIG Acquisition, which increased operating costs by approximately $3.2 million

•      The Spartan Acquisition, which increased operating costs by approximately $0.3 million

•      Increased insurance expense as a result of higher premiums under our renewed policy and our addition of a higher coverage terrorism clause of approximately $0.8 million

•      Increased snow removal costs of approximately $1.8 million, attributable to unusually harsh winter conditions in the Northeast and Midwest as compared to 2002

•      Combined increases in utilities, cleaning, security and professional expenses of approximately $0.9 million

Real estate and other taxes increased $6.4 million, or 68%, from $9.4 million for the three months ended March 31, 2002 to $15.8 million for the three months ended March 31, 2003.  The following factors accounted for this variance:

•      The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $2.5 million

•      The EIG Acquisition, which increased real estate and other taxes by approximately $1.9 million

•      The Spartan Acquisition, which increased real estate and other taxes by approximately $0.2 million

•      Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate and other taxes by approximately $1.8 million

Interest expense increased $6.4 million, or 33%, from $19.7 million for the three months ended March 31, 2002 to $26.1 million for the three months ended March 31, 2003.  The following factors accounted for this variance:

•      Debt assumed in connection with the CenterAmerica Acquisition, which increased interest expense by approximately $2.2 million

•      Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $2.5 million

•      The Bond Offering, which increased interest expense by approximately $2.3 million

•      Higher outstanding balances under the Fleet Revolving Facility, primarily attributable to draws used to finance the EIG Acquisition, the Spartan Acquisition and the repayment of $110.5 million outstanding under our variable rate REMIC debt; partially offset by lower interest rates, which increased interest expense by approximately $0.9 million

•      The payoff of two mortgages, which decreased interest expense by approximately $0.1 million

•      The expiration of a two-year interest rate swap agreement in October 2002 with Fleet National Bank, which decreased interest expense by approximately $1.0 million

•      Increased capitalization with respect to our redevelopment projects, which reduced interest expense by $0.4 million

Depreciation and amortization expense increased $4.1 million, or 28%, from $14.9 million for the three months ended March 31, 2002 to $19.0 million for the three months ended March 31, 2003.   The following factors accounted for this variance:

•      The CenterAmerica Acquisition, which increased depreciation and amortization expense by approximately $2.0 million

•      The EIG Acquisition, which increased depreciation and amortization expense by approximately $2.2 million

•      The Spartan Acquisition, which increased depreciation and amortization expense by approximately $0.2 million

Provision for doubtful accounts decreased $0.8 million, or 31%, from $2.6 million for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003.  This decrease reflects a reduction in reserve levels attributable to Kmart Corporation, which filed for bankruptcy in January 2002, of approximately $0.4 million, as well as improved collections and lower write-off levels.

General and administrative expenses increased $0.6 million, or 17%, from $3.6 million for the three months ended March 31, 2002 to $4.2 million for the three months ended March 31, 2003.  This variance is attributable to the Spartan Acquisition, the EIG Acquisition and the CenterAmerica Acquisition.

Gains on the Sale of Assets:

We sold one single tenant property and one outparcel during 2002 that resulted in a gain of approximately $0.3 million.

Minority Interest in Income of Consolidated Partnership

Minority interest in income of consolidated partnership decreased $0.2 million, or 100%, from $(0.2) million for the three months ended March 31, 2002 to $(0.4) million for the three months ended March 31, 2003.  This decrease is primarily attributable to the Company’s issuance of additional partnership units during 2002 in connection with the EIG Acquisition.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of March 31, 2003, such properties generated approximately $0.1 million, $3.5 million and $3.5 million in results of operations, impairment expense and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.  As of March 31, 2002, such properties generated approximately $5.4 million, $5.4 million and $0.1 million in results of operations, impairment expense and loss on sale, respectively.

Same Property Analysis

Included in our consolidated results of operations are the results of operations of properties that have been owned for the full periods presented (“Same-Store Properties”).  The Same-Store Properties results exclude the results of operations of properties that have undergone or are undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented.  Same-Store Properties financial information and statistics are as follows (in thousands, except for number of properties included in analysis and percent leased (weighted average)):

	Three Months Ended March 31,
	2003	2002

Number of properties included in analysis	204	204
Percent leased (weighted average)	90%	91%

Rental revenues:
Rental income(1)	$51,250	$50,599
Percentage rents	1,654	1,841
Expense reimbursements	13,804	11,781
Total rental revenues	66,708	64,221

Expenses:
Operating costs	12,564	10,130
Real estate and other taxes	7,834	6,994
Provision for doubtful accounts	1,312	1,204
Total expenses	21,710	18,328

Net operating income	$44,998	$45,893

(1)  Amounts exclude lease termination fees.

Same-Store Properties Results of operations for the three months ended March 31, 2003 and 2002

Revenues:

Rental income for the Same-Store Properties increased $0.7 million, or 1%, from $50.6 million for the three months ended March 31, 2002 to $51.3 million for the three months ended March 31, 2003.  This variance is attributable to an increase in straightline rents of approximately $0.5 million, as well as an increase in rental rates, and is partially offset by a decline in occupancy.

Expense reimbursements increased $2.0 million, or 17%, from $11.8 million for the three months ended March 31, 2002 to $13.8 million for the three months ended March 31, 2003.  This increase is attributable to the recovery of an increased amount of property and real estate tax expenses in 2003.

Expenses:

Total expenses increased $3.4 million, or 19%, from $18.3 million for the three months ended March 31, 2002 to $21.7 million for the three months ended March 31, 2003.  The major areas of change are discussed below.

Operating expenses increased $2.5 million, or 25%, from $10.1 million for the three months ended March 31, 2002 to $12.6 million for the three months ended March 31, 2003.  This increase is attributable to combined increases in payroll, utilities, cleaning, snow removal and insurance expenses.

Real estate and other taxes increased $0.8 million, or 11%, from $7.0 million for the three months ended

March 31, 2002 to $7.8 million for the three months ended March 31, 2003.  This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2003.

Funds from Operations

Funds from Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.   We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”).  The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a measure of our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as various non-recurring items, gains and losses on sales of real estate and real estate related depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult to compare.  FFO should not, however, be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions.  Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to such other REITs.

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002

Net income	$35,189	$21,988
Add:
Depreciation and amortization
Continuing operations real estate assets(1)	19,290	15,209
Discontinued operations real estate assets	82	1,482
Impairment of real estate
Impairment of real estate	—	4,000
Impairment of real estate held for sale	3,454	5,429
Deduct:
Preferred Dividends	(4,859)	(5,659)
Loss (gain) on the sale of real estate(2)	—	(192)
Loss (gain) on the sale of discontinued operations	(1,000)	133
Funds from operations – basic	52,156	42,390

Add:
Preferred A dividends	—	800
Minority interest in income of consolidated partnership	401	240
Funds from operations – diluted	$52,557	$43,430
Weighted average of common shares outstanding – diluted	99,602	95,756 (3)

(1)  Includes pro rata share of joint venture projects.

(2)  Excludes gain/loss on sale of land.

(3)  Includes the dilutive effect of convertible Preferred A shares.  On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share.

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $33.1 million in available cash, cash equivalents, restricted cash and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in a partnership that we control.  Historically, we have satisfied these requirements principally through cash generated from operations.  We believe that cash generated from operations and borrowings under the Fleet Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

The current economic downturn in the United States has had an adverse effect on our performance thus far. A continuation of the current downturn would continue to negatively impact our operating results in 2003, the extent of such impact is dependent upon the magnitude and length of the downturn.

On January 22, 2002, Kmart Corporation, our second largest tenant, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  Since the bankruptcy filing:

•      leases at 13 locations where Kmart is our lessee were rejected, including six leases rejected on April 30, 2003, and

•      we entered into agreements with Kmart to reduce rent at four of our store locations effective July 1, 2002 and at six of our other store locations effective April 1, 2003; however, two of the store locations where rent reductions were effective July 1, 2002 are included in the six leases rejected on April 30, 2003, resulting in eight store locations where we have agreed to rent reductions.

As of March 31, 2003, Kmart was our lessee at 35 locations (including the six leases rejected on April 30, 2003) that contain a total of 3.2 million square feet of gross leasable area, or approximately 6.2% of our total gross leasable area.  As of March 31, 2003, Kmart’s annualized base rent for these 35 locations was $13.5 million, or approximately $4.16 per square foot, not taking into account the rental reductions agreed to at the six locations effective April 1, 2003, which are not material.

As described above, effective April 30, 2003, Kmart rejected six leases at locations where Kmart is our lessee.  The annualized base rent for these six locations was approximately $2.2 million, or approximately $3.83 per square foot.  Kmart has affirmed its remaining 29 leases with us in connection with the confirmation of its bankruptcy plan of reorganization, which became effective on May 5, 2003.

We are in the process of re-leasing the space at the 13 rejected lease locations.   In some cases we expect to re-lease the entire space to a single tenant while in other cases we expect to divide the space and lease to multiple tenants.  It may take a significant amount of time to re-lease the space at these rejected lease locations and we may not be able to achieve the rental rates that Kmart was previously paying at these locations.  In addition, the rejection of the leases at these locations could result in lease terminations or reductions in rent by other tenants in the same shopping centers, although we do not believe the impact of any such lease terminations or rental reductions would be material.  Depending on the amount of time it takes to re-lease the space at the rejected lease locations and the rents we are able to achieve from any new leases for these spaces, the overall impact of the lease rejections could materially impact our short-term liquidity.   We do not, however, believe the lease rejections will have a material adverse effect on our long-term liquidity.

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

In December 2002, we completed the EIG Acquisition, which increased the net rentable area of our properties by approximately 7.9 million square feet.  As a result of this acquisition, we will incur substantial, additional expenses that are attributable to the operation of these properties.  We also assumed or incurred approximately $412 million of additional indebtedness to finance the transaction.  Subsequently, in connection with the Factory Outlet Disposition, we repaid approximately $193 million of this debt.  In January 2003, we completed the Spartan Acquisition, which increased the net rentable area of our properties by approximately 0.5 million square feet. We also incurred approximately $46 million of additional debt to finance the transaction.  While we believe that the cash generated by these acquired properties will more than offset the operating and interest expenses associated with these properties, it is possible that these properties may not perform as well as expected and as a result, our cash needs may increase.  In addition, there may be other costs incurred as a result of the acquisition of these properties, including increased general and administrative costs while we assimilate such a large number of properties into our operating system.

Our current redevelopment pipeline is comprised of 21 redevelopment projects, including 20 community and neighborhood shopping centers and one enclosed regional mall project, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $95 million and which we intend on financing through draws on the Fleet Revolving Facility.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.  We also incur expenditures for certain recurring capital expenses.  We expect to pay for re-leasing and recurring capital expenditures out of cash from operations.

We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  As of March 31, 2003, we had repurchased approximately 2,150,000 shares under this program at an average purchase price of $15.30 per share.  In light of the current trading price of our common stock, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of March 31, 2003, no purchases had been made under this program.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  In particular, in December 2002 we sold four of our factory outlet centers and generated gross proceeds of approximately $193 million.  During the first quarter of 2003 and during fiscal 2002, we also sold other assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $15.2 million and $172 million in gross proceeds, respectively.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our long-term contractual cash obligations, excluding interest, to pay third parties as of March 31, 2003 (based on a calendar year, in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt(1)	$1,723,632	$215,172	$528,767	$335,221	$644,472
Capital Lease Obligations	28,792	204	530	729	27,329
Operating Leases	18,404	1,305	2,680	1,376	13,043

Total	$1,770,828	$216,681	$531,977	$337,326	$684,844

(1)     Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable (including notes payable, other) and credit facilities.

As described elsewhere, in November 2002, we increased the borrowing base of the Fleet Term Loan by $30 million and extended the maturity date until December 31, 2003.  The additional borrowings under this facility were used to pay down a portion of the balance outstanding under the Fleet Revolving Facility.  In January 2003, we repaid $28.3 million of “Notes payable, other” with deposits held in escrow.  On March 3, 2003, we repaid $110.5 million of mortgage indebtedness that was to mature in July 2003 through borrowings under the Fleet Revolving Facility.  On April 21, 2003, we completed a public offering of 8,000,000 depositary shares (including the partial exercise of the underwriters’ over-allotment option), each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock.  Our net proceeds were approximately $193 million.  Approximately $158 million of these proceeds were used to redeem all of our 6,300,000 Series B depositary shares outstanding.  The remaining proceeds were used to repay a portion of the balance outstanding under the Fleet Revolving Facility.  We intend to repay $49 million issued under our medium term note program that matures in November 2003 and the balance outstanding under the Fleet Term Loan that matures in December 2003 either through draws under the Fleet Revolving Facility or from the proceeds generated through the issuance of public or private secured or unsecured debt or a combination thereof.  We anticipate repaying the balance of the 2003 long-term debt obligations, which consists of scheduled amortization, through draws under the Fleet Revolving Facility.

The following table summarizes certain terms of our senior unsecured credit facilities as of March 31, 2003:

Loan	Amount Available to be Drawn (in thousands)	Amount Drawn as of March 31, 2003 (in thousands)	Current Interest Rate(1)	Maturity Date

Fleet Term Loan	$155,000	$155,000	LIBOR plus 115 bp	December 2003
Fleet Revolving Facility	350,000	255,000	LIBOR plus 105 bp	April 2005
Total	$505,000	$410,000

(1)     We incur interest using a 30-day LIBOR rate, which was 1.30% at March 31, 2003.

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

As of March 31, 2003, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $549.2 million of mortgage debt outstanding as of March 31, 2003, having a weighted average interest rate of 6.2% per annum, and $784.4 million of notes payable with a weighted average interest rate of 6.9% per annum.

Joint Ventures

In a few cases, we have made commitments to provide funds to joint ventures under certain circumstances.  The liabilities associated with these joint ventures do not show up as liabilities on our consolidated financial statements.

The following is a brief summary of the joint venture obligations that we had as of March 31, 2003:

•      Benbrooke Ventures.  We have an investment in a joint venture which owns three community shopping centers located in Dover, Delaware; Fruitland, Maryland; and Spotsylvania, Virginia.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of March 31, 2003, the book value of our investment in Benbrooke Ventures was approximately $9.6 million.

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, we assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $97.6 million as of March 31, 2003.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by us as of March 31, 2003.  We anticipate contributing the remaining $2.6 million during the remainder of 2003.  As of March 31, 2003, the book value of our investment in CA New Plan Venture Fund was approximately $6.8 million.

•      Clearwater Mall, LLC.  In October 2002, we contributed our Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $14.0 million as of March 31, 2003.  Under the terms of this joint venture we have a 50% interest in the venture; however, we have agreed to contribute 75% of any capital that might be required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of March 31, 2003, the book value of our investment in the Clearwater Mall, LLC was approximately $4.1 million.

•      Preston Ridge Joint Venture.  We have investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge), a shopping center development site and undeveloped land in Frisco, Texas.  As of March 31, 2003, the aggregate book value of our investment in these joint ventures was approximately $10.0 million.

•     Phase 1.  Under the terms of this joint venture, we have a 25% interest in the venture that owns the community shopping center.  Our ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of March 31, 2003.

•     Phase 2.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of March 31, 2003, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to us.

•     Phase 3.  We have a 50% interest in a joint venture that owns approximately a shopping center development site consisting of 5.4 acres of land in Frisco, Texas, on which a 51,000 square foot shopping center is currently under construction.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of $1.8 million as of March 31, 2003.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2003, none of which we believe will materially adversely affect us:

•      Letter of Credit Extension.  In connection with the sale of our garden apartment portfolio, we arranged for the provision of a letter of credit to the buyer in the amount of approximately $30 million, which can remain outstanding through September 2004 (subject to extensions for up to one year).  The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment portfolio.  If the letter of credit is drawn (for example, following a default by the buyer under the loan), we will be obligated to reimburse the providing bank for the amount of the draw.  The balance outstanding, and thus the maximum amount of exposure, under this letter of credit was approximately $13.5 million as of March 31, 2003; however, as of March 31, 2003, approximately $5.2 million of this balance was secured by funds held in escrow.  These funds reduce our exposure under the letter of credit to approximately $8.3 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2003, we had mortgage loans outstanding of approximately $549.2 million and our joint ventures had mortgage loans outstanding of approximately $183.3 million.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets, and administrative space for the Company.  Theses leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (in thousands):

Year
2003 (remaining nine months)	$1,305
2004	1,356
2005	1,324
2006	833
2007	543
Thereafter	13,043

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2002.

Inflation

The majority of our leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions include clauses enabling us to receive percentage rents which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices.  In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to or get closer to current market rates.  This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time.  Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

In the normal course of business, we also face risks that are either non-financial or non-qualitative.  Such risks principally include credit risks and legal risks and are not included in the aforementioned notes.

Item 3.                    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we had approximately $11 million of outstanding floating rate mortgages.  We also had approximately $410 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2003, in relation to our $1.8 billion of outstanding total debt, our $3.5 billion of total assets and the $3.9 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $50 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement.

We have entered into a hedging agreement: a reverse arrears swap agreement under which we will receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.  Hedging agreements expose us to the risk that the counterparties to these agreements may not perform, which could increase our exposure to rising interest rates.  Generally, the counterparties to hedging agreements that we enter into are major financial institutions.  We may borrow additional money with floating interest rates in the future.  Increases in interest rates, or the loss of the benefit of existing or future hedging agreements, would increase our expense, which would adversely affect cash flow and our ability to service our debt.  Future increases in interest rates will increase our interest expense as compared to the fixed rate debt underlying our hedging agreements and we could be required to make payments to unwind such agreements.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.7 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.7 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $471.0 million, the balance as of March 31, 2003, excluding the $50 million of fixed rate debt converted to floating rate debt through the use of a reverse arrears swap agreement.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $17.7 million.  If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $17.7 million. This assumes that our total outstanding debt remains at $1.8 billion, the balance as of March 31, 2003.

As of March 31, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.                    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures as defined in Rule 13a-14 of the rules promulgated under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	*3.1	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

	10.1	Agreement, dated February 12, 2003, between the Company and Leonard Brumberg.

	10.2	Agreement, dated March 28, 2003, between the Company and William Newman.

	12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

(b)	During the period covered by this report the Company filed the following reports on Form 8-K:

None

* Incorporated herein by reference as above indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2003

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

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ John B. Roche
John B. Roche
Chief Financial Officer