Form 10-Q
period 2003-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2003-08-07
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	33-0160389
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

YES  ☒    NO ☐

The number of shares of common stock of the Registrant outstanding on August 1, 2003 was 97,437,190.

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

•                  changes in the global political environment

•                  changes in the national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from the current economic downturn

•                  the competitive environment in which we operate

•                  property management risks

•                  financial risks, such as the inability to obtain debt or equity financing on favorable terms

•                  possible future downgrades in our credit rating

•                  the level and volatility of interest rates

•                  financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws

•                  the rate of revenue increases versus expense increases

•                  the ability to maintain our status as a REIT for federal income tax purposes

•                  governmental approvals, actions and initiatives; environmental/safety requirements and costs

•                  risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns

•                  risks of joint venture activities

•                  other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2003 and 2002

(In thousands, except per share amounts)

Three Months Ended

Six Months Ended

June 30, 2003

June 30, 2002

June 30, 2003

June 30, 2002

	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$95,906	$78,875	$191,133	$145,550
Percentage rents	1,956	1,482	3,717	3,856
Expense reimbursements	23,723	20,431	48,094	35,533
Total rental revenues	121,585	100,788	242,944	184,939

Expenses:
Operating costs	23,298	16,999	46,416	30,313
Real estate and other taxes	14,779	11,857	30,464	21,261
Interest	24,908	24,046	50,970	43,754
Depreciation and amortization	18,828	17,137	37,730	31,964
Provision for doubtful accounts	1,946	2,007	3,758	4,689
General and administrative	4,204	5,432	8,434	9,125
Total expenses	87,963	77,478	177,772	141,106

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	33,622	23,310	65,172	43,833

Other income and expenses:
Interest, dividend and other income	1,932	2,736	5,294	5,898
Equity in income of unconsolidated ventures	1,188	838	1,661	2,556
Foreign currency gain	—	403	—	384
Gain on sale of real estate	—	52	—	371
Minority interest in income of consolidated partnership	(375)	(104)	(776)	(344)
Income from continuing operations	36,367	27,235	71,351	52,698

Discontinued operations:
(Loss) income from discontinued operations (Note 5)	(3,838)	3,526	(3,633)	51

Net income	$32,529	$30,761	$67,718	$52,749

Preferred dividends	(5,753)	(5,646)	(10,612)	(11,305)
Premium on redemption of preferred stock	(630)	—	(630)	—
Net income available to common stock — basic	26,146	25,115	56,476	41,444
Minority interest in income of consolidated partnership	375	104	776	344
Net income available to common stock — diluted	$26,521	$25,219	$57,252	$41,788

Basic earnings per common share:
Income from continuing operations	$0.31	$0.23	$0.62	$0.44
Discontinued operations	(0.04)	0.04	(0.04)	—
Basic earnings per share	$0.27	$0.27	$0.58	$0.44

Diluted earnings per common share:
Income from continuing operations	$0.31	$0.22	$0.61	$0.44
Discontinued operations	(0.04)	0.04	(0.04)	—
Diluted earnings per share	$0.27	$0.26	$0.57	$0.44

Average shares outstanding — basic	97,112	94,701	97,025	93,453
Average shares outstanding — diluted	99,953	96,216	99,750	95,056

Other comprehensive income:
Net income	$32,529	$30,761	$67,718	$52,749
Unrealized gain on available-for-sale securities	124	124	305	317
Realized / unrealized losses on interest risk hedges	(784)	(1,169)	(688)	(239)
Comprehensive income	$31,869	$29,716	$67,335	$52,827

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(In thousands, except par value amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate:
Land	$843,529	$830,376
Building and improvements	2,805,698	2,735,046
Accumulated depreciation and amortization	(326,771)	(295,946)
Net real estate	3,322,456	3,269,476
Real estate held for sale	17,674	21,276
Cash and cash equivalents	9,654	8,528
Restricted cash	17,565	52,930
Marketable securities	2,420	2,115
Receivables:
Trade, less allowance for doubtful accounts of $15,939 and $15,307 at June 30, 2003 and December 31, 2002, respectively	62,445	46,990
Other, net	18,342	43,479
Mortgages and notes receivable	13,961	2,632
Prepaid expenses and deferred charges	36,925	21,527
Investments in/advances to unconsolidated ventures	29,721	31,234
Other assets	14,735	15,092
Total assets	$3,545,898	$3,515,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages payable, including unamortized premium of $18,797 and $20,403 at June 30, 2003 and December 31, 2002, respectively	$557,015	$671,200
Notes payable, net of unamortized discount of $3,149 and $2,222 at June 30, 2003 and December 31, 2002, respectively	897,967	783,927
Notes payable, other	—	28,349
Credit facilities	280,000	230,000
Capital leases	28,716	28,866
Dividends payable	44,564	44,836
Other liabilities	92,088	106,690
Tenant security deposits	9,710	9,128
Total liabilities	1,910,060	1,902,996

Minority interest in consolidated partnership	38,863	39,434

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.01 par value, 25,000 shares authorized: Series B: 6,300 depositary shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 0 and 630 shares outstanding at June 30, 2003 and December 31, 2002, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at June 30, 2003 and December 31, 2002; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 and 0 shares outstanding at June 30, 2003 and December 31, 2002, respectively

	10	8
Common stock, $.01 par value, 250,000 shares authorized: 97,292 and 96,916 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	972	968
Additional paid-in capital	1,873,819	1,825,820
Accumulated other comprehensive loss	(976)	(593)
Accumulated distribution in excess of net income	(276,850)	(253,354)
Total stockholders’ equity	$1,596,975	$1,572,849
Total liabilities and stockholders’ equity	$3,545,898	$3,515,279

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited, in thousands)

	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$67,718	$52,749
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	38,059	34,943
Amortization of net premium/discount on mortgages and notes payable	(1,382)	(545)
Amortization of deferred debt and loan acquisition costs	964	1,886
Foreign currency gain	—	(384)
Gain on sale of real estate and securities	—	(170)
Gain on sale of discontinued operations	(3,566)	(1,823)
Minority interest in income of consolidated partnership	776	344
Impairment of real estate assets	8,029	13,604
Equity in income of unconsolidated ventures	(1,661)	(2,556)
Changes in operating assets and liabilities, net:
Change in trade receivables	(15,454)	(5,529)
Change in other receivables	25,137	(820)
Change in other liabilities	(15,434)	21,486
Change in tenant security deposits	582	2,208
Change in dividends payable	(272)	3,174
Change in sundry assets and liabilities	(9,790)	843
Net cash provided by operating activities	93,706	119,410

Cash flows from investing activities:
Real estate acquisitions and building improvements	(31,589)	(24,754)
Proceeds from real estate sales, net	28,934	16,377
Cash in escrow	35,366	(2,880)
Advances for mortgage notes receivable	—	(281)
Repayments of mortgage notes receivable	(11,329)	2,075
Acquisitions, net of cash and restricted cash received (Note 3)	(75,392)	(389,571)
Leasing commissions paid	(3,617)	—
Capital contributions to joint ventures	(1,353)	(4,004)
Distributions from joint ventures	2,997	7,450
Net cash used in investing activities	(55,983)	(395,588)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(125,429)	(101,761)
Dividends paid	(90,718)	(89,232)
Proceeds from credit facility borrowing	385,000	605,000
Repayment of credit facility	(335,000)	(495,000)
Financing fees	(1,693)	(6,098)
Cash paid for forward starting swaps	—	(1,914)
Redemption of limited partnership units	(29)	—
Proceeds from exercise of stock options	5,116	5,205
Distributions paid to minority partners	(815)	(1,074)
Repayment of loans receivable for the purchase of common stock	5,778	52
Repayment of notes payable, other	(28,349)	—
Proceeds from preferred stock offering, net	193,192	—
Redemption of preferred stock, net	(157,500)	—
Proceeds from convertible debt offering, net	113,850	—
Proceeds from common stock offering, net	—	120,907
Proceeds from bond issuance, net	—	249,150
Net cash (used in) provided by financing activities	(36,597)	285,235

Net increase in cash and cash equivalents	1,126	9,057

Cash and cash equivalents at beginning of period	8,528	7,163

Cash and cash equivalents at end of period	$9,654	$16,220

Supplemental Disclosure of Non-cash Activities:
Cash paid for interest	$53,773	$41,925
Capitalized interest	1,963	1,515
State and local taxes paid	1,240	275
Mortgages assumed in acquisition	12,636	288,500

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

Note 2:                            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  All significant intercompany transactions and balances have been eliminated.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net earnings per common share assuming dilution (“diluted EPS”) is computed giving effect to all dilutive potential common shares that were outstanding during the period.  Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of preferred stock (using the “if converted” method), the exercise of in-the-money stock options and the conversion of Excel Realty Partners, L.P. (“ERP”) limited partnership units.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $15.9 million and $15.3 million as of June 30, 2003 and December 31, 2002, respectively.

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

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property (taking into account the anticipated holding period of the asset) are less than the carrying value of the property.  Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, and reflected as an adjustment to the basis of the property.

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

Employee Loans

Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing common stock of the Company.  These loans are demand and term notes bearing interest at rates ranging from 5% to 10%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At June 30, 2003 and December 31, 2002, the Company had aggregate loans to employees of approximately $1.1 million and $6.9 million, respectively.

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (at June 30, 2003 and December 31, 2002, approximately $2.2 million and $2.8 million had been capitalized, respectively).

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  At June 30, 2003, the liability for self-insured losses is included in accrued expenses and was approximately $0.4 million.

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets.  As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.  Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.  The Company plans to continue to operate so that it meets the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.  The Company is subject to certain state and local taxes.  Provision for such taxes has been included in real estate and other taxes in the Company’s consolidated statements of income and comprehensive income.

The Company may elect to treat one or more of its corporate subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At June 30, 2003, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $18.4 million, expiring from 2013 to 2016.

Segment Information

The principal business of the Company is the ownership and operation of retail shopping centers.  The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.  Further, all operations are within the United States and no tenant comprises more than 10% of revenue.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003.  The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company.

In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of ABR 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003.  For variable interests in VIEs created before February 1, 2003, the provisions of FIN 46 are effective for the first interim period beginning after June 15, 2003. The Company’s potential variable interests in VIEs are its Investments in/advances to unconsolidated ventures described in Note 7.  The Company does not expect the adoption of FIN 46 to have a material impact on the Company.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123 (“SFAS No. 148”).  This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002.  The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of FAS 123 to all employee awards granted, modified or settled after January 1, 2003.  Accordingly, options which the Company granted in 2003 were valued at approximately $0.8 million and will be amortized over the related vesting periods of the options.

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$32,529	$30,761	$67,718	$52,749
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(491)	(540)	(982)	(1,080)
Pro forma net income	$32,038	$30,221	$66,736	$51,669

Earnings per share:
Basic – as reported	$0.27	$0.27	$0.58	$0.44
Basic – pro forma	$0.26	$0.26	$0.57	$0.43

Diluted – as reported	$0.27	$0.26	$0.57	$0.44
Diluted – pro forma	$0.26	$0.26	$0.56	$0.43

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

In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”).  This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Debt extinguishments that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30 should not be classified as extraordinary.  The provisions of

SFAS No. 145 shall be applied in fiscal years beginning after May 15, 2002.  Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  The Company adopted this statement, as required, effective January 1, 2003, and the adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The most significant assumptions and estimates relate to impairments of real estate, recovery of mortgage notes and trade accounts receivable and depreciable lives.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Note 3:                            Acquisitions and Dispositions

Spartan Acquisition

On January 3, 2003, the Company acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan and aggregating 534,386 square feet for approximately $46 million in cash (the “Spartan Acquisition”).  The cash component of the acquisition was financed through borrowings under the Company’s $350 million revolving credit facility.

EIG Acquisition

On December 12, 2002, the Company acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT.  The acquisition of one additional shopping center from Equity Investment Group was completed on January 3, 2003 (collectively, the “EIG Acquisition”).  The aggregate purchase price for the acquisition was approximately $437 million, consisting of the assumption of approximately $149 million of outstanding indebtedness, the issuance of approximately $25 million of units in ERP and approximately $263 million in cash.  The cash component of the acquisition was financed with proceeds generated from the sale of four of the Company’s factory outlet centers (see “Factory Outlet Center Disposition” below) and through borrowings under the Company’s $350 million revolving credit facility.

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

Other Acquisitions

During the six months ended June 30, 2003, the Company acquired the remaining 50% interest in Vail Ranch II, a community shopping center in the later stages of development, and Panama City Square.  Vail Ranch II is located in Temecula, California, and the 50% interest was acquired on February 25, 2003 for approximately $1.5 million in cash and the satisfaction of $9.0 million of mortgage indebtedness on the property.  Panama City Square is a 289,119 square foot shopping center located in Panama City, Florida and was acquired on June 25, 2003 for approximately $18.3 million, including the assumption of $12.7 million of mortgage indebtedness.

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

Other Dispositions

During the six months ended June 30, 2003, the Company sold 15 properties and two land parcels for aggregate gross proceeds of approximately $30.4 million.  In connection with the sale of these properties, and in accordance with

SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income (loss) from discontinued operations (Note 5).

During the six months ended June 30, 2002, the Company sold six properties, one outparcel and approximately 0.2 acres of land for aggregate gross proceeds of approximately $17.0 million.  The gain from these sales was approximately $2.0 million and is allocated between “Gain on sale of real estate” and “(Loss) gain on sale of discontinued operations” in accordance with the provisions of SFAS No. 144.

Note 4:                            Real Estate Held for Sale

As of June 30, 2003, seven retail properties, two land parcels and one outparcel were classified as “Real estate held for sale”.  These properties are located in eight states and have an aggregate gross leasable area of approximately 0.6 million square feet.  Such properties had an aggregate book value of approximately $17.7 million, net of accumulated depreciation of approximately $4.0 million and impairment charges of $6.0 million.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income (loss) from discontinued operations (Note 5).

As of December 31, 2002, 11 retail properties and two land parcels were classified as “Real estate held for sale”.  These properties were located in seven states and had an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $21.3 million, net of accumulated depreciation of approximately $4.0 million and impairment charges of approximately $3.5 million.  In accordance with SFAS No. 144, the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income (loss) from discontinued operations.

Note 5:                            Income (Loss) from Discontinued Operations

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenue
Real estate held for sale	$564	$475	$1,091	$912
Other discontinued operations	709	9,991	1,177	20,158
Total revenue	1,273	10,466	2,268	21,070

Operating costs
Real estate held for sale	137	87	273	135
Other discontinued operations	7	2,298	180	4,413

Real estate taxes
Real estate held for sale	98	51	237	86
Other discontinued operations	12	578	65	1,130

Provision for doubtful accounts
Real estate held for sale	18	28	66	(32)
Other discontinued operations	234	11	288	269

Interest expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	37	—	50

Depreciation and amortization
Real estate held for sale	103	159	220	235
Other discontinued operations	10	1,264	109	2,743

General and administrative expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	7	—	8

Total operating costs	619	4,520	1,438	9,037

Income from discontinued operations before impairment and gain on sale	654	5,946	830	12,033

Impairment of real estate held for sale	(4,575)	(4,175)	(8,029)	(13,604)

Gain on sale of other discontinued operations	83	1,755	3,566	1,622

(Loss) income from discontinued operations	$(3,838)	$3,526	$(3,633)	$51

Note 6:                            Pro Forma Financial Information

The following pro forma financial information for the three and six months ended June 30, 2002 is presented as if the Factory Outlet Disposition, the EIG Acquisition, the CenterAmerica Acquisition, and the Company’s public offering of 6,900,000 shares of common stock in January 2002 (the “Common Stock Offering”),  had occurred on January 1, 2002.  In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made.

	Three Months Ended	Six Months Ended
	June 30, 2002

Rental revenues	$103,305	$209,781
Expenses	(84,078)	(164,702)
Other income	3,577	8,325
Income from continuing operations	22,804	53,404

Net Income	$26,330	$53,455

Income from continuing operations per share – basic	$0.18	$0.45
Income from continuing operations per share – diluted	$0.18	$0.44

Net income per share – basic	$0.22	$0.45
Net income per share - diluted	$0.22	$0.44

Average shares outstanding – basic	94,701	94,520
Average shares outstanding - diluted	97,579	97,425

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2002, nor do they represent the results of operations of future periods.

Note 7:           Investments in/Advances to Unconsolidated Ventures

At June 30, 2003, the Company had investments in four joint ventures: (1) Benbrooke Ventures, (2) CA New Plan Venture Fund, (3) Clearwater Mall and (4) The Centre at Preston Ridge, Phases 1, 2 and 3.  The Company accounts for these joint venture investments using the equity method.  The following table summarizes the joint venture projects as of June 30, 2003 and December 31, 2002 (in thousands):

						Investments in/Advances to
	City	State	JV Partner	Percent Ownership		June 30, 2003		December 31, 2002
Benbrooke Ventures (1)
Rodney Village	Dover	DE	Benbrooke Partners	50%		*		*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%		*		*
Fredricksburg	Spotsylvania	VA	Benbrooke Partners	50%		*		*
						$9,777		$8,894

CA New Plan Venture Fund (2)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%		*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%		*		*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%		*		*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%		*		*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%		*		*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%		*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%		*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%		*		*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%		*		*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%		*		*
Marketplace at Wycliff – Phase 1	Lake Worth	FL	Major U.S. Pension Fund	10%		*		*
Marketplace at Wycliff – Phase 2	Lake Worth	FL	Major U.S. Pension Fund	10%		*		*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%		*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%		*		*
						$5,935		$6,371

Clearwater Mall, LLC (3)
Clearwater Mall	Clearwater	FL	The Sembler Company	50%		$4,100		$4,007

Vail Ranch II
Vail Ranch II	Temecula	CA	Land Grand Development	100	%(4)	—		$1,256

The Centre at Preston Ridge
Phase 1 (5)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%		*		*
Phase 2 (6)	Frisco	TX	George Allen/Milton Schaffer	50%		*		*
Phase 3 (6)	Frisco	TX	George Allen/Milton Schaffer	50%		*		*
						$9,909	(7)	$10,706	(7)

		Investments in/Advances to Unconsolidated Ventures				$29,721		$31,234

*	Multiple properties held in a single investment joint venture.
(1)	The Company receives an 8.5% preferred return on its investment.
(2)	The Company receives increased participation after 12% IRR.
(3)	The Company receives a 9.5% preferred return on its investment.
(4)

As of December 31, 2002, the Company’s ownership percentage in this joint venture was 50%.  On February 25, 2003, the Company acquired the 50% interest not previously owned.  Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% have been included in the consolidated results of operations of the Company.

(5)	The Company receives increased participation after a 10% return on its investment.
(6)	The Company receives a 10% preferred return on its investment.
(7)	The Company’s investment balance includes approximately $3.0 million of outstanding notes receivable.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures is as follows (in thousands):

Condensed Combined Balance Sheets	June 30, 2003	December 31, 2002

Cash and cash equivalents	$11,513	$12,072
Receivables	2,943	4,569
Property and equipment, net of accumulated depreciation	260,789	270,001
Other assets, net of accumulated amortization	6,888	8,265
Total Assets	$282,133	$294,907

Notes payable	$187,438	$191,971
Accrued interest	1,553	882
Other liabilities	6,437	6,882
Total liabilities	195,428	199,735
Total partners’ capital	86,705	95,172
Total liabilities and partners’ capital	$282,133	$294,907

Company’s investments in/advances to	$29,721	$31,234

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Combined Statements of Income	2003	2002	2003	2002

Rental revenues	$15,209	$3,776	$24,656	$9,280
Operating expenses	(2,811)	(9)	(5,757)	(1,131)
Interest expense	(2,437)	(1,304)	(5,110)	(2,577)
Other expense, net	(1,451)	(1,854)	(2,692)	(2,439)
Net income	$8,510	$609	$11,097	$3,133

Company’s share of net income (1)	$1,188	$838	$1,661	$2,556

(1)        Includes preferred returns of $0.2 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively, and $0.5 and $2.0 million for the six months ended June 30, 2003 and 2002, respectively.

The following is a brief summary of the joint venture obligations that the Company had as of June 30, 2003:

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

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $90.1 million as of June 30, 2003.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by the Company as of June 30, 2003.  The Company anticipates contributing the remaining $2.6 million during the remainder of 2003.

•      Clearwater Mall, LLC.  In October 2002, the Company contributed its Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $20.2 million as of June 30, 2003.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 75% of any capital that might be required by the joint venture.  The Company does not, however, expect that any significant capital contributions will be required.

•                  The Centre at Preston Ridge Joint Venture.  The Company has investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge), a shopping center development site and undeveloped land in Frisco, Texas.

•                  Phase 1.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge.  The Company’s ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of June 30, 2003.

•                  Phase 2.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  As of June 30, 2003, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to the Company.

•                  Phase 3.  The Company has a 50% investment in a joint venture that owns a shopping center development site consisting of approximately 5.4 acres of land in Frisco, Texas, on which a 51,000 square foot shopping center is currently under construction.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $4.1 million as of June 30, 2003.

Note 8:           Debt Obligations

As of June 30, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum Amount Available	Carrying Value as of		Stated Interest Rates	Scheduled Maturity Date
		June 30, 2003	December 31, 2002
CREDIT FACILITIES
Fleet Revolving Facility	$350,000	$125,000	$75,000	LIBOR + 105 bp (1)	April 2005
Fleet Term Loan	155,000	155,000	155,000	LIBOR + 115 bp (1)	December 2003
Total Credit Facilities	$505,000	$280,000	$230,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$527,357	$529,256	6.670% - 9.625%	2004 - 2028
Variable Rate Mortgages		10,861	121,541	Variable (2)	2009 - 2011
Total Mortgages		538,218	650,797
Net unamortized premium		18,797	20,403
Total Mortgages, net		$557,015	$671,200

NOTES PAYABLE
7.33% unsecured notes		$49,000	$49,000	7.330%	November 2003
6.88% unsecured notes		75,000	75,000	6.875%	October 2004
7.75% unsecured notes		100,000	100,000	7.750%	April 2005
7.35% unsecured notes		30,000	30,000	7.350%	June 2007
5.88% unsecured notes		250,000	250,000	5.875%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
3.75% unsecured notes (3)		115,000	—	3.750%	June 2023
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		899,000	784,000
Net unamortized discount		(3,149)	(2,222)
Impact of reverse swap agreement		2,116	2,149
Total Notes, net		$897,967	$783,927

NOTES PAYABLE, OTHER (4)		$—	$28,349	Variable	N/A

CAPITAL LEASES		$28,716	$28,866	7.500%	June 2031

TOTAL DEBT		$1,763,698	$1,742,342

(1)          The Company incurs interest using the 30-day LIBOR rate which was 1.11% as of June 30, 2003.

(2)          As defined in the applicable loan agreement, the Company incurs interest on these obligations using Moody’s A Corporate Bond Index, which was 5.19% as of June 30, 2003, plus spreads ranging from 125 to 375 basis points.

(3)          Represents convertible senior notes.

(4)          Represents a promissory note issued in connection with the EIG Acquisition.  The note was repaid in full on January 2, 2003.

The Company has a $350 million senior unsecured revolving credit facility (the “Fleet Revolving Facility”), which matures on April 25, 2005, with a one-year extension option.  As of June 30, 2003, the Fleet Revolving Facility bore interest at LIBOR plus 105 basis points, based on the Company’s current debt rating.

The Company has a $155 million senior unsecured term loan facility (the “Fleet Term Loan”).  The facility matures on December 31, 2003 and contains covenants consistent with those contained in the Fleet Revolving Facility.  As of June 30, 2003, the Fleet Term Loan bore interest at LIBOR plus 115 basis points, based on the Company’s current debt rating.

On May 19, 2003, the Company completed a public offering of $100 million aggregate principal amount of 3.75% convertible senior notes due June 2023 (the “Convertible Debt Offering”).  On June 10, 2003, the underwriters exercised their over-allotment option and purchased an additional $15 million aggregate principal amount of the notes.  The notes are convertible into common stock of the Company upon the occurrence of certain events, at an initial conversion price of $25.00 per share.  The notes may not be redeemed by the Company prior to June 9, 2008, but are redeemable for cash, in whole or in part, any time thereafter.  The net proceeds to the Company from the offering were approximately $112 million and were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.

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

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  FFO payout ratio no greater than 95%

On June 11, 2002, the Company completed a public offering of $250 million aggregate principal amount of 5.875% senior unsecured notes due June 2007 (the “Bond Offering”).  Interest on the notes is payable semi-annually on June 15 and December 15.  The notes were priced at 99.66% of par value to yield 5.955%.  Net proceeds from the offering were used to repay a portion of the borrowings under the Fleet Revolving Facility.

As of June 30, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2003 (remaining six months)	$211,925
2004	125,749
2005	286,099
2006	28,987
2007	307,063
Thereafter	786,111
Total debt maturities	1,745,934

Net unamortized premiums on mortgages	18,797
Net unamortized discount on notes	(3,149)
Fair value adjustment on debt subject to reverse swap agreement	2,116

Total debt obligations	$1,763,698

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

During the three months ended June 30, 2003, in order to mitigate the potential risk of adverse changes in the LIBOR swap rate, the Company entered into a 10-year forward starting interest rate swap for an aggregate of approximately $47.0 million in notional amount.  This derivative instrument is expected to be used to hedge the risk of changes in interest cash outflows on an anticipated fixed rate financing by effectively locking the LIBOR swap rate at 4.1135%.  The swap is expected to be cash settled no later than the pricing of the forecasted hedged debt.  The gain or loss on the swap will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction effects earnings.

During the three months ended June 30, 2002, in order to hedge a portion of the expected cash flows on the anticipated long-term fixed rate borrowing, the Company entered into certain derivative instruments based on LIBOR for an aggregate of approximately $90.0 million in notional amount.  Under these agreements, the Company would generally settle the agreement upon consummation of the forecasted issuance of debt, at which time the Company would receive additional cash flow settlement if interest rates rose and pay cash if interest rates fell.  On June 11, 2002, upon consummation of the Bond Offering, the Company settled these agreements for approximately $1.9 million.  The effects of such payments are deferred in accumulated other comprehensive income and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2003 (in thousands).  The notional amount at June 30, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$2,116
Forward Starting Swap	Cash Flow	47,000	4.114%	08/15/13	(879)
					$1,237

On June 30, 2003, the reverse arrears swap and the forward starting swap were reported at their fair values as Other Assets of $2.1 million and Other Liabilities of $0.9 million, respectively.  Additionally, the reverse arrears swap was reported as a component of the note payable to which it was assigned.  As of June 30, 2003, there were $2.4 million in deferred losses represented in OCI, representing the unamortized portion of the settlement costs for the hedge on the Bond Offering, as well as the unsettled portion of the forward starting swap.

Over time, the unrealized losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue that is magnified as a result of the tenant renting space in multiple locations.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.   No tenant exceeds 5% of annual reported rental income.

Note 10:         Minority Interest in Consolidated Partnership

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties.  A wholly-owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations.  Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or shares of common stock of the Company, at the Company’s option), cash and the assumption of mortgage indebtedness.  These units are convertible into shares of common stock of the Company at exchange ratios from 1.0 to 1.4 shares of common stock for each unit.  ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units

Outstanding at December 31, 2002	5,565,066	3,430,524	2,134,542
Redeemed	—	1,541	(1,541)

Outstanding at June 30, 2003	5,565,066	3,432,065	2,133,001

Note 11:         Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Basic EPS
Numerator:
Income from continuing operations	$36,367	$27,235	$71,351	$52,698
Preferred dividends	(5,753)	(5,646)	(10,612)	(11,305)
Premium on redemption of preferred stock	(630)	—	(630)	—
Net income available to common shares from continuing operations - basic	29,984	21,589	60,109	41,393

Net (loss) income available to common shares from discontinued operations basic	(3,838)	3,526	(3,633)	51

Net income available to common shares - basic	$26,146	$25,115	$56,476	$41,444

Denominator:
Weighted average of common shares outstanding	97,112	94,701	97,025	93,453

Earning per share - continuing operations	$0.31	$0.23	$0.62	$0.44
Earnings per share - discontinued operations	(0.04)	0.04	(0.04)	—
Basic earnings per common share	$0.27	$0.27	$0.58	$0.44

Diluted EPS
Numerator:
Income from continuing operations	$36,367	$27,235	$71,351	$52,698
Preferred dividends	(5,753)	(5,646)	(10,612)	(11,305)
Premium on redemption of preferred stock	(630)	—	(630)	—
Minority interest	375	104	776	344
Net income available to common shares from continuing operations - diluted	30,359	21,693	60,885	41,737

Net (loss) income available to common shares from discontinued operations – diluted	(3,838)	3,526	(3,633)	51

Net income available to common shares - diluted	$26,521	$25,219	$57,252	$41,788

Denominator:
Weighted average of common shares outstanding – basic	97,112	94,701	97,025	93,453
Effect of diluted securities:
Common stock options	663	621	547	580
Excel Realty Partners, L.P. third party units	2,178	894	2,178	1,023
Weighted average of common shares outstanding – diluted	99,953	96,216	99,750	95,056

Earning per share - continuing operations	$0.31	$0.22	$0.61	$0.44
Earnings per share - discontinued operations	(0.04)	0.04	(0.04)	—
Diluted earnings per common share	$0.27	$0.26	$0.57	$0.44

Note - Preferred A shares are anti-dilutive for earnings per share calculations.  On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock.

On January 29, 2002, the Company completed the Common Stock Offering.  The net proceeds to the Company from the Common Stock Offering were approximately $120.7 million, and were used initially to pay down amounts outstanding under the Company’s existing revolving credit facilities (which amounts were subsequently re-drawn to finance the CenterAmerica Acquisition).

On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all outstanding shares of its Series A Cumulative Convertible Preferred Stock.  Each share of Series A preferred stock was redeemed for 1.24384 shares of common stock of the Company, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share.  The redemption occurred at a discount to the carrying value of the preferred stock aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption.

On April 21, 2003, the Company completed a public offering of 8,000,000 depositary shares, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred Stock Offering”).  The net proceeds to the Company from the Preferred Stock Offering were approximately $193 million and were used to redeem all of the Company’s outstanding Series B depositary shares (the “Preferred Stock Redemption”), each of which represented a 1/10 fractional interest of a share of the Company’s 8 5/8% Series B Cumulative Redeemable Preferred Stock, as well as to repay a portion of the amount outstanding under the Fleet Revolving Facility.

On May 5, 2003, the Company completed the Preferred Stock Redemption at an aggregate cost of $158 million.  The redemption occurred at a premium to the carrying value of the preferred stock, aggregating approximately $0.6 million based on shares redeemed by the Company at the closing price at redemption.

Note 12:         Comprehensive Income

Total comprehensive income was $31.9 million and $29.7 million for the three months ended June 30, 2003 and 2002, respectively, and $67.3 million and $52.8 million for the six months ended June 30, 2003 and 2002, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of June 30, 2003 and December 31, 2002, accumulated other comprehensive loss reflected in the Company’s equity on the consolidated balance sheet is comprised of the following (in thousands):

	As of June 30, 2003	As of December 31, 2002

Unrealized gains on available-for-sale securities	$1,447	$1,142
Unrealized loss on interest risk hedges	(879)	—
Realized losses on interest risk hedges, net	(1,544)	(1,735)
Accumulated other comprehensive loss	$(976)	$(593)

Note 13:         Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business.

Funding Commitments

In addition to the joint venture funding commitments described in Note 7 above, the Company also has the following contractual obligations as of June 30, 2003, none of which the Company believes will have a material adverse affect:

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2003, the Company had mortgage loans outstanding of approximately $557.0 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $184.4 million.

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

Year
2003 (remaining six months)	$1,258
2004	1,356
2005	1,323
2006	833
2007	543
Thereafter	13,043

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

Note 14:         Subsequent Event

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.

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

On January 3, 2003, we completed the Spartan Acquisition.  Accordingly, our results of operations for the three and six months ended June 30, 2003 include the results of operations of the properties acquired in the Spartan Acquisition.

On December 12, 2002, we completed the EIG Acquisition.  Accordingly, our results of operations for the three and six months ended June 30, 2003 include the results of operations of the properties acquired in the EIG Acquisition.

On March 1, 2002, we completed the CenterAmerica Acquisition.  As part of the acquisition, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  Accordingly, our results of operations for the three and six months ended June 30, 2003 and 2002 include the results of operations of the properties acquired in the CenterAmerica Acquisition from and after March 1, 2002.

During the third and fourth quarters of 2002 and the first and second quarters of 2003, we acquired three properties, Superior Marketplace, Midway Market Square and Panama City Square, as well as the remaining 50% interest in Vail Ranch II (collectively, “Other Acquisitions”).  Accordingly, our results of operations for the three and six months ended June 30, 2003 include the results of operations of the Other Acquisitions.

Results of operations for the three months ended June 30, 2003 and 2002

Revenues:

Total rental revenue increased $20.8 million, or 21%, from $100.8 million for the three months ended June 30, 2002 to $121.6 million for the three months ended June 30, 2003.  The major areas of change are discussed below.

Rental income increased $17.0 million, or 22%, from $78.9 million for the three months ended June 30, 2002 to $95.9 million for the three months ended June 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased rental income by approximately $12.6 million

•                  The Spartan Acquisition, which increased rental income by approximately $1.3 million

•                  Other Acquisitions, which increase rental income by approximately $1.7 million

•                  Increased lease termination fee income, which increased rental income by approximately $0.2 million

•                  Increases in rental rates, combined with rental revenues generated by properties previously under redevelopment, which accounted for the balance of the variance

Percentage rents increased $0.5 million, or 33%, from $1.5 million for the three months ended June 30, 2002 to $2.0 million for the three months ended June 30, 2003.  This variance is primarily attributable to a transition of certain tenants’ leases from annual minimum rent based to percentage rent based.  This variance was compounded by a general increase in tenants’ sales.

Expense reimbursements increased $3.3 million, or 16%, from $20.4 million for the three months ended June 30, 2002 to $23.7 million for the three months ended June 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased expense reimbursements by approximately $3.3 million

•                  The Spartan Acquisition, which increased expense reimbursements by approximately $0.3 million

•                  Other Acquisitions, which increased expense reimbursements by approximately $0.4 million

•                  A decrease in the amount of reimbursable operating expenses, compounded by lower recovery rates, which accounted for the balance of the variance

Interest, dividend and other income decreased $0.8 million, or 30%, from $2.7 million for the three months ended June 30, 2002 to $1.9 million for the three months ended June 30, 2003.  This variance is primarily attributable to the loss of interest income on certain loans receivable, which were paid off during the first six months of 2003.

Equity in income of unconsolidated ventures increased $0.4 million, or 50%, from $0.8 million for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003.  This variance is primarily attributable to our share of the gain recognized on the sale of a joint venture property.

Expenses:

Total expenses increased $10.5 million, or 14%, from $77.5 million for the three months ended June 30, 2002 to $88.0 million for the three months ended June 30, 2003. The major areas of change are discussed below.

Operating costs increased $6.3 million, or 37%, from $17.0 million for the three months ended June 30, 2002 to $23.3 million for the three months ended June 30, 2003. The following factors accounted for this variance:

•                  The EIG Acquisition, which increased operating costs by approximately $3.0 million

•                  The Spartan Acquisition, which increased operating costs by approximately $0.2 million

•                  Other Acquisitions, which increased operating costs by approximately $0.3 million

•                  Increased insurance expense as a result of higher premiums under our renewed policy and our addition of a higher coverage terrorism clause of approximately $0.8 million

•                  Combined increases in payroll, utilities and professional services of approximately $2.0 million

Real estate and other taxes increased $2.9 million, or 24%, from $11.9 million for the three months ended June 30, 2002 to $14.8 million for the three months ended June 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased real estate and other taxes by approximately $2.0 million

•                  The Spartan Acquisition, which increased real estate and other taxes by approximately $0.2 million

•                  Other Acquisitions, which increased real estate and other taxes by approximately $0.3 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate and other taxes by approximately $0.4 million

Interest expense increased $0.9 million, or 4%, from $24.0 million for the three months ended June 30, 2002 to $24.9 million for the three months ended June 30, 2003.  The following factors accounted for this variance:

•                  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $2.4 million

•                  Debt assumed in connection with the Other Acquisitions, which increased interest expense by approximately $0.4 million

•                  The Convertible Debt Offering and the Bond Offering, which increased interest expense by approximately $2.9 million

•                  Lower outstanding balance under the Fleet Revolving Facility, primarily attributable to repayments with funds from the Preferred Stock Offering and the Convertible Debt Offering, compounded by lower interest rates, which reduced interest expense by approximately $1.3 million

•                  The payoff of the variable rate REMIC debt, which reduced interest expense by approximately $1.0 million

•                  The payoff of two mortgages, which decreased interest expense by approximately $0.4 million

•                  The expiration of a two-year interest rate swap agreement in October 2002 with Fleet National Bank, compounded by interest received from our reverse arrears swap agreement, which decreased interest expense by approximately $1.3 million

•                  Reduced amortization of debt issuance costs, which reduced interest expense by approximately $0.8 million

Depreciation and amortization expense increased $1.7 million, or 10%, from $17.1 million for the three months ended June 30, 2002 to $18.8 million for the three months ended June 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased depreciation and amortization expense by approximately $2.2 million

•                  The Spartan Acquisition, which increased depreciation and amortization expense by approximately $0.2 million

•                  Other Acquisitions, which increased depreciation and amortization expense by approximately $0.3 million

•                  Reductions in the book value of certain properties not included in our held for sale pool, attributable to impairment taken in the fourth quarter of 2002, which decreased depreciation and amortization expense by approximately $0.6 million

•                  Properties contributed to joint venture projects, which accounted for the balance of the variance

General and administrative expenses decreased $1.2 million, or 22%, from $5.4 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003.  The following factors accounted for this variance:

•                  Increased payroll expense, attributable to additional personnel hired in conjunction with our acquisitions, which increased general and administrative expense by approximately $0.4 million

•                  Increased utility expense, attributable to our operation of additional offices nationwide, which increased general and administrative expense by approximately $0.2 million

•                  Decreased franchise tax, which reduced general and administrative expense by approximately $1.8 million

Minority Interest in Income of Consolidated Partnership:

Minority interest in income of consolidated partnership increased $0.3 million, or 300%, from $0.1 million for the three months ended June 30, 2002 to $0.4 million for the three months ended June 30, 2003.  This increase is primarily attributable to our issuance of additional ERP partnership units in December 2002 in connection with the EIG Acquisition.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of June 30, 2003, such properties generated approximately $0.7 million, $4.6 million and $0.1 million in results of operations, impairment expense and gain on sale, respectively.  As of June 30, 2002, such properties generated approximately $5.9 million, $4.2 million and $1.8 million in results of operations, impairment expense and loss on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the six months ended June 30, 2003 and 2002

Revenues:

Total rental revenue increased $58 million, or 31%, from $184.9 million for the six months ended June 30, 2002 to $242.9 million for the three months ended June 30, 2003.  The major areas of change are discussed below.

Rental income increased $45.5 million, or 31%, from $145.6 million for the six months ended June 30, 2002 to $191.1 million for the six months ended June 30, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased rental income by approximately $14.1 million

•                  The EIG Acquisition, which increased rental income by approximately $25.0 million

•                  The Spartan Acquisition, which increased rental income by approximately $2.6 million

•                  Other Acquisitions, which increased rental income by approximately $3.4 million

•                  Increases in rental rates, combined with rental revenues generated by properties previously under redevelopment, which increased rental income by approximately $1.0 million

•                  Decreased lease termination fee income, which reduced rental income by approximately $0.6 million

Expense reimbursements increased $12.6 million, or 35%, from $35.5 million for the six months ended June 30, 2002 to $48.1 million for the six months ended June 30, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $2.8 million

•                  The EIG Acquisition, which increased expense reimbursements by approximately $6.7 million

•                  The Spartan Acquisition, which increased expense reimbursements by approximately $0.7 million

•                  Other Acquisitions, which increased expense reimbursements by approximately $0.8 million

•                  An increase in reimbursable real estate taxes and property operating expenses, including insurance and snow removal costs, which accounted for the balance of the variance

Interest, dividend and other income decreased $0.6 million, or 10%, from $5.9 million for the six months ended June 30, 2002 to $5.3 million for the six months ended June 30, 2003.  This variance is primarily attributable to the loss of interest income from certain notes receivable, which were paid off during the period.

Equity in income of unconsolidated ventures decreased $0.9 million, or 35%, from $2.6 million for the six months ended June 30, 2002 to $1.7 million for the six months ended June 30, 2003.  This variance is primarily attributable to reduced income from our investment in The Centre at Preston Ridge — Phase 1 joint venture, in which our investment percentage decreased to 25% from 50% on November 25, 2002.

Expenses:

Total expenses increased $36.7 million, or 26%, from $141.1 million for the six months ended June 30, 2002 to $177.8 million for the six months ended June 30, 2003. The major areas of change are discussed below.

Operating costs increased $16.1 million, or 53%, from $30.3 million for the six months ended June 30, 2002 to $46.4 million for the six months ended June 30, 2003. The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased operating expenses by approximately $3.7 million

•                  The EIG Acquisition, which increased operating expenses by approximately $6.3 million

•                  The Spartan Acquisition, which increased operating expenses by approximately $0.5 million

•                  Other Acquisitions, which increased operating expenses by approximately $0.7 million

•                  Increased insurance expense of approximately $1.4 million, attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause

•                  Increased snow removal costs of approximately $2.1 million, attributable to unusually harsh winter conditions in the Northeast and Midwest as compared to 2002

•                  Combined increases in utilities, cleaning, security and professional expenses of approximately $1.4 million

Real estate and other taxes increased $9.2 million, or 43%, from $21.3 million for the six months ended June 30, 2002 to $30.5 million for the six months ended June 30, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $2.8 million

•                  The EIG Acquisition, which increased real estate and other taxes by approximately $3.9 million

•                  The Spartan Acquisition, which increased real estate and other taxes by approximately $0.4 million

•                  Other Acquisitions, which increase real estate and other taxes by approximately $0.4 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate and other taxes by approximately $1.7 million

Interest expense increased $7.2 million, or 16%, from $43.8 million for the six months ended June 30, 2002 to $51.0 million for the six months ended June 30, 2003.  The following factors accounted for this variance:

•                  Debt assumed in connection with the CenterAmerica Acquisition, which increased interest expense by approximately $1.2 million

•                  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $4.9 million

•                  Debt assumed in connection with the Other Acquisitions, which increased interest expense by approximately $0.7 million

•                  The Convertible Debt Offering and the Bond Offering, which increased interest expense by approximately $5.2 million

•                  Lower outstanding balance under the Fleet Revolving Facility, primarily attributable to repayments with funds from the Preferred Stock Offering and the Convertible Debt Offering, compounded by lower interest rates, which decreased interest expense by approximately $0.4 million

•                  The payoff of two mortgages, which decreased interest expense by approximately $0.8 million

•                  The expiration of a two-year interest rate swap agreement in October 2002 with Fleet National Bank, compounded by interest received from our reverse arrears swap agreement, which decreased interest expense by approximately $2.2 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $0.4 million

•                  A reduced amount amortization attributable to debt issuance costs, which decreased interest expense by approximately $1.0 million

Depreciation and amortization expense increased $5.7 million, or 18%, from $32.0 million for the six months ended June 30, 2002 to $37.7 million for the six months ended June 30, 2003.   The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased depreciation and amortization by approximately $2.3 million

•                  The EIG Acquisition, which increased depreciation and amortization by approximately $4.3 million

•                  The Spartan Acquisition, which increased depreciation and amortization by approximately $0.4 million

•                  Other Acquisitions, which increased depreciation and amortization by approximately $0.6 million

•                  Reductions in the book value of certain properties not included in our held for sale pool, attributable to impairment taken in the fourth quarter of 2002,  which decreased depreciation and amortization expense by approximately $1.1 million

•                  Properties contributed to joint venture projects, which accounted for the balance of the variance

Provision for doubtful accounts decreased $0.9 million, or 19%, from $4.7 million for the six months ended June 30, 2002 to $3.8 million for the six months ended June 30, 2003.  This decrease reflects the $1.7 million received from Kmart Corporation in satisfaction of previously reserved accounts receivable, partially offset by increases attributable to the EIG Acquisition, the Spartan Acquisition and Other Acquisitions.

Gains on the Sale of Assets:

We sold one single tenant property and one outparcel during 2002 that resulted in a gain of approximately $0.4 million.

Minority Interest in Income of Consolidated Partnership:

Minority interest in income of consolidated partnership increased $0.5 million, or 167%, from $0.3 million for the six months ended June 30, 2002 to $0.8 million for the six months ended June 30, 2003.  This increase is primarily attributable to our issuance of additional ERP partnership units in December 2002 in connection with the EIG Acquisition.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of June 30, 2003, such properties generated approximately $0.8 million, $8.0 million and $3.6 million in results of operations, impairment expense and gain on sale, respectively.  As of June 30, 2002, such properties generated approximately $12.0 million, $13.6 million and $1.6 million in results of operations, impairment expense and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Same Property Analysis

Included in our consolidated results of operations are the results of operations of shopping centers that have been owned for the full periods presented (“Same-Store Properties”).  The Same-Store Properties results exclude the results of operations of properties that have undergone or are undergoing redevelopment during the applicable periods, as well as properties acquired or disposed of during the periods presented.  Same-Store Properties financial information and statistics are as follows (in thousands, except for number of properties included in analysis and percent leased (weighted average)):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Number of properties included in analysis	256	256	180	180
Percent leased (weighted average)	90.5%	91.4%	90.0%	91.8%

Rental revenues:
Rental income (1)	$64,447	$63,000	$90,464	$88,548
Percentage rents	1,259	739	1,928	2,191
Expense reimbursements	15,378	16,084	23,207	22,111
Total rental revenues	81,084	79,823	115,599	112,850

Expenses:
Operating costs	14,680	12,687	20,494	16,815
Real estate and other taxes	9,726	9,277	13,598	12,537
Provision for doubtful accounts	336	1,523	604	2,289
Total expenses	24,742	23,487	34,696	31,641

Net operating income	$56,342	$56,336	$80,903	$81,209

(1)  Amounts exclude lease termination fees.

Same-Store Properties Results of operations for the three months ended June 30, 2003 and 2002

Revenues:

Rental income for the Same-Store Properties increased $1.4 million, or 2%, from $63.0 million for the three months ended June 30, 2002 to $64.4 million for the three months ended June 30, 2003.  This variance is attributable to increased rental rates, as well as increased billings for rent step-ups, which are based on the consumer price index.

Percentage rents for the Same-Store Properties increased $0.6 million, or 86%, from $0.7 million for the three months ended June 30, 2002 to $1.3 million for the three months ended June 30, 2003.  This variance is primarily attributable to a general increase in tenants’ sales.

Expense reimbursements decreased $0.7 million, or 4%, from $16.1 million for the three months ended June 30, 2002 to $15.4 million for the three months ended June 30, 2003.  This decrease is primarily attributable to a decrease in the recovery of reimbursable operating expenses.

Expenses:

Total expenses increased $1.2 million, or 5%, from $23.5 million for the three months ended June 30, 2002 to $24.7 million for the three months ended June 30, 2003.  The major areas of change are discussed below.

Operating expenses increased $2.0 million, or 16%, from $12.7 million for the three months ended June 30, 2002 to $14.7 million for the three months ended June 30, 2003.  This variance is attributable to (1) increased insurance expense as a result of higher premiums under our renewed policy and our addition of a higher coverage terrorism clause and (2) increased utility and snow removal expenses attributable to unfavorable weather conditions as compared to the same period in 2002.

Real estate and other taxes increased $0.4 million, or 4%, from $9.3 million for the three months ended June 30, 2002 to $9.7 million for the three months ended June 30, 2003.  This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2003.

Provision for doubtful accounts decreased $1.2 million, or 80%, from $1.5 million for the three months ended June 30, 2002 to $0.3 million for the three months ended June 30, 2003.  This decrease is primarily attributable to the $1.7 million received from Kmart Corporation in satisfaction of previously reserved accounts receivable.

Same-Store Properties Results of operations for the six months ended June 30, 2003 and 2002

Revenues:

Rental income for the Same-Store Properties increased $2.0 million, or 2%, from $88.5 million for the six months ended June 30, 2002 to $90.5 million for the six months ended June 30, 2003.  This variance is attributable to increased rental rates, as well as increased billings for rent step-ups, which are based on the consumer price index.

Expense reimbursements increased $1.1 million, or 5%, from $22.1 million for the six months ended June 30, 2002 to $23.2 million for the six months ended June 30, 2003.  This variance is primarily attributable to an increase in reimbursable real estate taxes and property operating expenses.

Expenses:

Total expenses increased $3.1 million, or 10%, from $31.6 million for the six months ended June 30, 2002 to $34.7 million for the six months ended June 30, 2003.  The major areas of change are discussed below.

Operating expenses increased $3.7 million, or 22%, from $16.8 million for the six months ended June 30, 2002 to $20.5 million for the six months ended June 30, 2003.  This variance is attributable to (1) increased insurance expense as a result of higher premiums under our renewed policy and our addition of a higher coverage terrorism clause and (2) increased utility and snow removal expenses attributable to unfavorable weather conditions as compared to the same period in 2002.

Real estate and other taxes increased $1.1 million, or 9%, from $12.5 million for the six months ended June 30, 2002 to $13.6 million for the six months ended June 30, 2003.  This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2003.

Provision for doubtful accounts decreased $1.7 million, or 74%, from $2.3 million for the six months ended June 30, 2002 to $0.6 million for the six months ended June 30, 2003.  This decrease is primarily attributable to the $1.7 million received from Kmart Corporation in satisfaction of previously reserved accounts receivable.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$32,529	$30,761	$67,718	$52,749
Add:
Depreciation and amortization
Continuing operations real estate assets (1)	19,037	17,478	38,193	32,613
Discontinued operations real estate assets	113	1,423	329	2,979
Impairment of real estate
Impairment of real estate held for sale	4,575	4,175	8,029	13,604
Deduct:
Preferred Dividends	(5,753)	(5,646)	(10,612)	(11,305)
Gain on the sale of real estate (2)	—	(10)	—	(202)
Gain on the sale of discontinued operations (2)	(682)	(1,755)	(1,682)	(1,622)
Funds from operations – basic	49,819	46,426	101,975	88,816

Add:
Preferred A dividends	—	787	—	1,587
Minority interest in income of consolidated partnership	375	104	776	344
Funds from operations – diluted	$50,194	$47,317	$102,751	$90,747
Weighted average of common shares outstanding – diluted	99,953	98,072 (3)	99,750	96,912 (3)

(1)	Includes pro rata share of joint venture projects.
(2)	Excludes gain/loss on sale of land, includes gain on sale of joint venture property.
(3)

Includes the dilutive effect of convertible Preferred A shares. On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share.

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $29.6 million in available cash, cash equivalents, restricted cash and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met with cash generated from operations and external sources of capital.

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

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest - primarily community and neighborhood shopping centers - provides a more stable revenue flow in uncertain economic times, because consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

The current economic downturn in the United States has had an adverse effect on our performance thus far. A continuation of the current downturn would continue to negatively impact our operating results in 2003.  The extent of such impact is dependent upon the magnitude and length of the downturn.

In January 2002, Kmart Corporation, one of our largest tenants, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  As part of the bankruptcy process, (i) Kmart rejected leases at a total of 13 of our properties (including six leases that were rejected on April 30, 2003, the annualized base rent for which was approximately $2.2 million, or approximately $3.83 per square foot), and (ii) we entered into agreements to reduce Kmart’s rent at eight of our properties (including rental reductions at six properties that were effective April 1, 2003) that currently are in effect.  In connection with the confirmation of its bankruptcy plan of reorganization, which became effective on May 5, 2003, Kmart affirmed its remaining 29 leases with us.

We are in the process of re-leasing the space at the 13 rejected lease locations.   In some cases we expect to re-lease the entire space to a single tenant while in other cases we expect to divide the space and lease to multiple tenants.  It may take a significant amount of time to re-lease the space at these rejected lease locations and we may not be able to achieve the rental rates that Kmart was previously paying at these locations.  Depending on the amount of time it takes to re-lease the space at the rejected lease locations and the rents we are able to achieve from any new leases for these spaces, the overall impact of the lease rejections could impact our short-term liquidity.   We do not, however, believe the lease rejections will have a material adverse effect on our short or long-term liquidity.

We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our rental revenues.

In December 2002, we completed the EIG Acquisition, which increased the net rentable area of our properties by approximately 7.9 million square feet.  As a result of this acquisition, we have and will continue to incur substantial, additional expenses that are attributable to the operation of these properties.  We also assumed or incurred approximately $412 million of additional indebtedness to finance the transaction.  Subsequently, in connection with the Factory Outlet Disposition, we repaid approximately $193 million of this debt.  In January 2003, we completed the Spartan Acquisition, which increased the net rentable area of our properties by approximately 0.5 million square feet. We also incurred approximately $46 million of additional debt to finance the transaction.  While we believe that the cash generated by these acquired properties will more than offset the operating and interest expenses associated with these properties, it is possible that these properties may not perform as well as expected and as a result, our cash needs may increase.  In addition, there may be other costs incurred as a result of the acquisition of these properties, including increased general and administrative costs while we assimilate such a large number of properties into our operating system.

Our current redevelopment pipeline is comprised of 27 redevelopment projects, including 23 community and neighborhood shopping centers, one enclosed regional mall project and three outparcels, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $113.4 million and which we intend on financing through draws on the Fleet Revolving Facility.

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

We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  As of June 30, 2003, we had repurchased approximately 2,150,000 shares of common stock under this program at an average purchase price of $15.30 per share.  In light of the current trading price of our common stock, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of June 30, 2003, no purchases had been made under this program.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  Currently, we have investment grade credit ratings for prospective unsecured debt offerings from two major rating agencies - Standard & Poor’s (BBB) and Moody’s Investor Service (Baa2).  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt.  If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

Our ability to raise funds through sales of common stock and preferred stock is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our stock.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on attractive terms.

We have selectively effected asset sales to generate cash proceeds over the last two years.  In particular, in December 2002 we completed the Factory Outlet Disposition and generated gross proceeds of approximately $193 million.  During the first six months of 2003 and during fiscal 2002, we also sold other assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $32.8 million and $172 million in gross proceeds, respectively.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our long-term contractual cash obligations, excluding interest, to pay third parties as of June 30, 2003 (based on a calendar year, in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt (1)	$1,717,218	$211,796	$411,393	$335,321	$758,708
Capital Lease Obligations	28,716	129	455	729	27,403
Operating Leases	18,356	1,258	2,679	1,376	13,043

Total	$1,764,290	$213,183	$414,527	$337,426	$799,154

(1)	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

In January 2003, we repaid $28.3 million of “Notes payable, other” with deposits held in escrow.  On March 3, 2003, we repaid $110.5 million of mortgage indebtedness that was to mature in July 2003 through borrowings under the Fleet Revolving Facility.  On April 21, 2003, we completed the Preferred Stock Offering.  Our net proceeds from the Preferred Stock Offering were approximately $193 million, approximately $158 million of which were used to complete the Preferred Stock Redemption.  The remaining proceeds were used to repay a portion of the balance outstanding under the Fleet Revolving Facility.  On May 19, 2003, we completed the Convertible Debt Offering.  On June 10, 2003, the underwriters exercised their over-allotment option and purchased an additional $15 million aggregate principal amount of the notes offered in the Convertible Debt Offering.  Our net proceeds from the Convertible Debt Offering were approximately $112 million and were used to repay a portion of the balance outstanding under the Fleet Revolving Facility.

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

The following table summarizes our obligations under our existing credit facilities:

Loan	Amount Available to be Drawn (in thousands)	Amount Drawn as of June 30, 2003 (in thousands)	Current Interest Rate (1)	Maturity Date

Fleet Term Loan	$155,000	$155,000	LIBOR plus 115 bp	December 2003
Fleet Revolving Facility	350,000	125,000	LIBOR plus 105 bp	April 2005
Total	$505,000	$280,000

(1)	We incur interest using a 30-day LIBOR rate, which was 1.11% at June 30, 2003.

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

We have also issued approximately $899 million of indebtedness under four public indentures.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our senior unsecured credit facilities, as described above.

As of June 30, 2003, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $557 million of mortgage debt outstanding as of June 30, 2003, having a weighted average interest rate of 7.6% per annum, and $898 million of notes payable with a weighted average interest rate of 6.5% per annum.

Joint Ventures

In a few cases, we have made commitments to provide funds to joint ventures under certain circumstances.  The liabilities associated with these joint ventures do not show up as liabilities on our consolidated financial statements.

The following is a brief summary of the joint venture obligations that we had as of June 30, 2003:

•      Benbrooke Ventures.  We have an investment in a joint venture which owns three community shopping centers located in Dover, Delaware; Fruitland, Maryland; and Spotsylvania, Virginia.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of June 30, 2003, the book value of our investment in Benbrooke Ventures was approximately $9.8 million.

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, we assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $90.1 million as of June 30, 2003.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by us as of June 30, 2003.  We anticipate contributing the remaining $2.6 million during the remainder of 2003.  As of June 30, 2003, the book value of our investment in CA New Plan Venture Fund was approximately $5.9 million.

•      Clearwater Mall, LLC.  In October 2002, we contributed our Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $20.2 million as of June 30, 2003.  Under the terms of this joint venture we have a 50% interest in the venture; however, we have agreed to contribute 75% of any capital that might be required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of June 30, 2003, the book value of our investment in the Clearwater Mall, LLC was approximately $4.1 million.

•      The Centre at Preston Ridge Joint Venture.  We have investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge), a shopping center development site and undeveloped land in Frisco, Texas.  As of June 30, 2003, the aggregate book value of our investment in these joint ventures was approximately $9.9 million.

•                  Phase 1.  Under the terms of this joint venture, we have a 25% interest in the venture that owns The Centre at Preston Ridge.  Our ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of June 30, 2003.

•                  Phase 2.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of June 30, 2003, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to us.

•                  Phase 3.  We have a 50% interest in a joint venture that owns approximately a shopping center development site consisting of 5.4 acres of land in Frisco, Texas, on which a 51,000 square foot shopping center is currently under construction.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of $4.1 million as of June 30, 2003.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of June 30, 2003, none of which we believe will materially adversely affect us:

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2003, we had mortgage loans outstanding of approximately $557.0 million and our joint ventures had mortgage loans outstanding of approximately $184.4 million.

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

Year
2003 (remaining six months)	$1,258
2004	1,356
2005	1,323
2006	833
2007	543
Thereafter	13,043

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

In the normal course of business, we also face risks that are either non-financial or non-qualitative.  Such risks principally include credit risks and legal risks.

Item 3.            QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, we had approximately $10.9 million of outstanding floating rate mortgages.  We also had approximately $280 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2003, in relation to our $1.8 billion of outstanding total debt, our $3.5 billion of total assets and the $4.1 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $50 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.4 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.4 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $340.9 million, the balance as of June 30, 2003.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $17.6 million.  If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $17.6 million. This assumes that our total outstanding debt remains at $1.8 billion, the balance as of June 30, 2003.

As of June 30, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 annual meeting of stockholders was held on May 14, 2003.  Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

Proposal One:  Election of Directors.

(a)                                  79,176,853 votes were cast for the election of Irwin Engelman as a Director; 1,656,115 votes were withheld.

(b)                                 79,181,262 votes were cast for the election of Nina Matis as a Director; 1,651,706 votes were withheld.

(c)                                  79,164,896 votes were cast for the election of H. Carl McCall as a Director; 1,668,072 votes were withheld.

(d)                                 79,260,273 votes were cast for the election of Melvin Newman as a Director, 1,572,695 votes were withheld.

(e)                                  79,354,972 votes were cast for the election of George Puskar as a Director, 1,477,996 votes were withheld.

(f)                                    79,077,947 votes were cast for the election of Glenn J. Rufrano as a Director, 1,755,021 votes were withheld.

There were no abstentions or broker non-votes in connection with this proposal.

Proposal Two:  Approval of 2003 Stock Incentive Plan

(a)                                  70,352,303 votes were cast in favor of the 2003 Stock Incentive Plan, 9,405,972 votes were cast against.

There were 1,074,693 abstentions and no broker non-votes in connection with this proposal.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)                                         Exhibits:

4.1*

Articles Supplementary for the 7.625% Series E Cumulative Redeemable Preferred Stock, Liquidation Preference $250.00 Per Share, Par Value $.01 Per Share, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 17, 2003.

4.2	Officers’ Certificate relating to the terms of the Company’s 3.75% Convertible Senior Notes due 2023.

10.1	Agreement, dated June 24, 2003, between the Company and Steven Siegel.

10.2	Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003.

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                        During the period covered by this report the Company filed the following reports on Form 8-K:

Form 8-K filed on April 17, 2003, containing Item 5, Other Events disclosure regarding the sale by the Company of 8,000,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred Stock.

Form 8-K filed on May 19, 2003, containing Item 5, Other Events disclosure regarding the sale by the Company of $100 million aggregate principal amount of its 3.75% Convertible Senior Notes due 2023.

Form 8-K filed on June 17, 2003, containing Item 5, Other Events disclosure regarding the sale of common stock of the Company by Glenn J. Rufrano.

       *Incorporated herein by reference as above indicated.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2003

NEW PLAN EXCEL REALTY TRUST, INC.

By: /s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By: /s/ John B. Roche
John B. Roche
Chief Financial Officer and
Executive Vice President