Form 10-Q
period 2003-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2003-11-07
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	33-0160389
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1120 Avenue of the Americas, New York, New York 10036
(Address of Principal Executive Office) (Zip Code)

212-869-3000
Registrant’s Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒     NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒     NO ☐

The number of shares of common stock of the Registrant outstanding on October 31, 2003 was 97,717,880.

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

•                  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from the current economic downturn

•                  the competitive environment in which we operate

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

•                  other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the SEC or in other documents that we publicly furnish.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2003 and 2002

(In thousands, except per share amounts)

Three Months Ended September 30,

Nine Months Ended September 30,

2003

2002

2003

2002

	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$94,253	$79,049	$280,419	$221,192
Percentage rents	1,361	1,205	5,053	5,062
Expense reimbursements	23,666	20,405	76,018	59,047
Total rental revenues	119,280	100,659	361,490	285,301

Expenses:
Operating costs	21,640	17,479	67,908	47,747
Real estate and other taxes	14,648	12,297	45,022	33,521
Interest	25,764	24,617	76,613	68,371
Depreciation and amortization	20,034	16,531	57,725	47,965
Provision for doubtful accounts	2,006	2,159	5,802	6,801
General and administrative	6,293	4,190	14,727	13,313
Total expenses	90,385	77,273	267,797	217,718

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	28,895	23,386	93,693	67,583

Other income and expenses:
Interest, dividend and other income	2,112	3,042	7,404	8,940
Equity in income of unconsolidated ventures	772	1,177	2,433	3,733
Foreign currency loss	—	(397)	—	(13)
Gain on sale of real estate	—	—	—	202
Impairment of real estate	—	(228)	(4,376)	(4,228)
Minority interest in income of consolidated partnership	(394)	(74)	(1,170)	(418)
Income from continuing operations	31,385	26,906	97,984	75,799

Discontinued operations:
Income from discontinued operations (Note 5)	326	2,885	1,445	6,741

Net income	$31,711	$29,791	$99,429	$82,540

Preferred dividends	(5,279)	(4,859)	(15,891)	(16,164)
Discount (premium) on redemption of preferred stock	—	6,997	(630)	6,997
Net income available to common stock — basic	26,432	31,929	82,908	73,373
Minority interest in income of consolidated partnership	394	74	1,170	418
Net income available to common stock — diluted	$26,826	$32,003	$84,078	$73,791

Basic earnings per common share:
Income from continuing operations	$0.27	$0.30	$0.84	$0.71
Discontinued operations	—	0.03	0.01	0.07
Basic earnings per share	$0.27	$0.33	$0.85	$0.78

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.30	$0.83	$0.70
Discontinued operations	—	0.03	0.01	0.07
Diluted earnings per share	$0.27	$0.33	$0.84	$0.77

Average shares outstanding — basic	97,455	96,617	97,170	94,519
Average shares outstanding — diluted	100,505	97,934	100,011	96,123

Other comprehensive income:
Net income	$31,711	$29,791	$99,429	$82,540
Unrealized gain (loss) on available-for-sale securities	259	(108)	565	210
Realized / unrealized gains on interest risk hedges	1,588	1,015	900	776
Comprehensive income	$33,558	$30,698	$100,894	$83,526

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(In thousands, except par value amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate:
Land	$835,884	$830,376
Building and improvements	2,805,926	2,735,046
Accumulated depreciation and amortization	(343,482)	(295,946)
Net real estate	3,298,328	3,269,476
Real estate held for sale	20,415	21,276
Cash and cash equivalents	4,037	8,528
Restricted cash	20,718	52,930
Marketable securities	2,680	2,115
Receivables:
Trade, less allowance for doubtful accounts of $15,580 and $15,307 at September 30, 2003 and December 31, 2002, respectively	60,534	46,990
Other, net	18,716	43,479
Mortgages and notes receivable	13,260	2,632
Prepaid expenses and deferred charges	42,150	21,527
Investments in/advances to unconsolidated ventures	34,830	31,234
Other assets	13,272	15,092
Total assets	$3,528,940	$3,515,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $17,865 and $20,403 at September 30, 2003 and December 31, 2002, respectively	$565,155	$671,200
Notes payable, net of unamortized discount of $3,008 and $2,222 at September 30, 2003 and December 31, 2002, respectively	898,131	783,927
Notes payable, other	—	28,349
Credit facilities	236,000	230,000
Capital leases	28,640	28,866
Dividends payable	45,537	44,836
Other liabilities	115,934	106,690
Tenant security deposits	9,793	9,128
Total liabilities	1,899,190	1,902,996

Minority interest in consolidated partnership	38,377	39,434

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.01 par value, 25,000 shares authorized: Series B: 6,300 depositary shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 0 and 630 shares outstanding at September 30, 2003 and December 31, 2002, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at September 30, 2003 and December 31, 2002; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 and 0 shares outstanding at September 30, 2003 and December 31, 2002, respectively

	10	8
Common stock, $.01 par value, 250,000 shares authorized: 97,595 and 96,916 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	975	968
Additional paid-in capital	1,880,383	1,825,820
Accumulated other comprehensive income (loss)	872	(593)
Accumulated distribution in excess of net income	(290,867)	(253,354)
Total stockholders’ equity	1,591,373	1,572,849
Total liabilities and stockholders’ equity	$3,528,940	$3,515,279

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited, in thousands)

	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$99,429	$82,540
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58,150	52,735
Amortization of net premium/discount on mortgages and notes payable	(2,174)	(720)
Amortization of deferred debt and loan acquisition costs	1,224	2,926
Amortization of stock option expense	224
Foreign currency loss	—	13
Gain on sale of real estate and securities	—	(371)
Gain on sale of discontinued operations	(3,404)	(1,338)
Minority interest in income of consolidated partnership	1,170	418
Impairment of real estate assets	8,077	16,562
Equity in income of unconsolidated ventures	(2,433)	(3,733)
Changes in operating assets and liabilities, net:
Change in trade receivables	(14,352)	(2,852)
Change in other receivables	24,763	(1,231)
Change in other liabilities	(2,651)	27,174
Change in tenant security deposits	665	2,379
Change in sundry assets and liabilities	(6,105)	5,821
Net cash provided by operating activities	162,583	180,323

Cash flows from investing activities:
Real estate acquisitions and building improvements	(55,541)	(37,317)
Proceeds from real estate sales, net	46,209	33,067
Proceeds from contribution of property to joint venture	15,022	—
Cash in escrow	32,212	(2,608)
Advances for mortgage notes receivable	(12,165)	(351)
Repayments of mortgage notes receivable	1,537	10,367
Acquisitions, net of cash and restricted cash received (Note 3)	(100,236)	(403,188)
Leasing commissions paid	(7,730)	—
Capital contributions to joint ventures	(2,190)	(4,296)
Distributions from joint ventures	6,219	8,641
Net cash used in investing activities	(76,663)	(395,685)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(144,250)	(105,445)
Dividends paid	(135,279)	(134,098)
Proceeds from credit facility borrowing	581,000	650,000
Repayment of credit facility	(575,000)	(560,000)
Proceeds from mortgage financing	50,000	—
Financing fees	(3,512)	(7,412)
Cash paid for forward starting swaps	—	(1,914)
Redemption of limited partnership units	(29)	—
Proceeds from exercise of stock options	8,381	5,491
Distributions paid to minority partners	(1,694)	(1,390)
Repayment of loans receivable for the purchase of common stock	5,771	94
Repayment of notes payable, other	(28,349)	—
Proceeds from stock offering, net	193,192	120,907
Redemption of preferred stock, net	(157,500)	—
Proceeds from convertible debt offering, net	113,850	—
Payments for the repurchase of common stock	—	(800)
Proceeds from bond issuance, net	—	249,150
Proceeds from dividend reinvestment plan	3,008	—
Net cash (used in) provided by financing activities	(90,411)	214,583

Net decrease in cash and cash equivalents	(4,491)	(779)

Cash and cash equivalents at beginning of period	8,528	7,163

Cash and cash equivalents at end of period	$4,037	$6,384

Supplemental Disclosure of Non-cash Activities:
Cash paid for interest	$76,465	$63,921
Capitalized interest	3,084	2,686
State and local taxes paid	103	368
Mortgages assumed in acquisition	27,816	288,500
Municipal bonds and tax incentive financing received in acquisition	—	16,892

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

Note 2:                                 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  All significant intercompany transactions and balances have been eliminated.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $15.6 million and $15.3 million as of September 30, 2003 and December 31, 2002, respectively.

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

Business Combinations

In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost.  Intangible assets, including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

Above-market, below-market and in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market or below-market lease value is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

The total amount of other intangible assets allocated to in-place lease values and tenant relationship intangible values is based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant.  Factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases, among other factors.  Management will also consider information obtained about a property in connection with its pre-acquisition due diligence.  Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions.  Management will estimate costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property.  Independent appraisals and/or management’s estimates will be used to determine these values.

The value of in-place leases is amortized to expense over the remaining initial term of each lease.  The value of tenant relationship intangibles is amortized to expense over the initial and renewal terms of the leases; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place values and tenant relationship values, will be charged as an expense.

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

Employee Loans

Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing common stock of the Company.  These loans are demand and term notes bearing interest at rates ranging from 5% to 10%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  The Company had aggregate loans to employees of approximately $1.1 million and $6.9 million at September 30, 2003 and December 31, 2002, respectively.

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Approximately $7.2 million and $2.8 million of internal leasing costs had been capitalized as of September 30, 2003 and December 31, 2002, respectively.

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.5 million at September 30, 2003.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.

The Company has elected to treat certain of its subsidiaries as TRSs.  At September 30, 2003, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $16.7 million, expiring from 2013 to 2016.

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

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 did not have a material impact on the Company.

In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIEs”), and how to determine when and which business enterprises should consolidate the VIEs.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIEs to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIEs created after January 31, 2003.  The FASB staff recently issued a FASB Staff Position (FSP) which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created before February 1, 2003.  The Company’s potential variable interests in VIEs are its Investments in/advances to unconsolidated ventures described in Note 7.  The adoption of FIN 46 is not expected to have a material impact on the Company.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123 (“SFAS No. 148”).  This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002.  The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of FAS 123 to all employee stock options granted, modified or settled after January 1, 2003.  Accordingly, stock options which the Company granted in 2003 were valued at approximately $0.8 million and will be amortized over the related vesting periods of the options.

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share had the fair value based method been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$31,711	$29,791	$99,429	$82,540
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(491)	(540)	(1,473)	(1,620)
Pro forma net income	$31,220	$29,251	$97,956	$80,920

Earnings per share:
Basic – as reported	$0.27	$0.33	$0.85	$0.78
Basic – pro forma	$0.27	$0.32	$0.84	$0.76

Diluted – as reported	$0.27	$0.33	$0.84	$0.77
Diluted – pro forma	$0.26	$0.32	$0.83	$0.75

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34).  FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies.  It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium).  The Company adopted the new disclosure requirements, effective beginning with the consolidated financial statements for the 2002 fiscal year.  The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company.

In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).  It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees.  SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity’s commitment to a plan, as previously defined in Issue 94-3.  The provisions of SFAS No. 146 have been and will continue to be applied for exit and disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company.

In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”).  This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt.  Debt extinguishments that do not meet the criteria for classification as extraordinary items prescribed in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions  (“APB No. 30”) should not be classified as extraordinary.  The provisions of SFAS No. 145 have been and will continue to be applied in fiscal years beginning after May 15, 2002.  Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB No. 30 for classification as an extraordinary item will be reclassified.  The Company adopted SFAS No. 145, as required, effective January 1, 2003, and reclassified approximately $0.3 million from extraordinary loss to interest expense on the Company’s consolidated statements of income.

Effective January 1, 2002, the Company adopted SFAS No. 144.  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposition of long-lived assets.  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real properties which have been sold during 2002 or thereafter, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.  SFAS No. 144 requires that the provisions of this statement be adopted prospectively.  Accordingly, real estate designated as held for sale prior to January 1, 2002 has been and will continue to be accounted for under the provisions of Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations.  Real estate designated as held for sale subsequent to January 1, 2002 has been and will continue to be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations.  Prior periods have been restated for comparability, as required.

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

Other Acquisitions

During the nine months ended September 30, 2003, the Company also acquired the remaining 50% interest in Vail Ranch II that it did not already own, and three other properties - Panama City Square, Harpers Station and Dickson City Crossings.  The remaining 50% interest in Vail Ranch II, a 105,000 square foot shopping center located in Temecula, California, was acquired on February 25, 2003 for approximately $1.5 million in cash and the satisfaction of $9.0 million of mortgage indebtedness.  Panama City Square, a 289,119 square foot shopping center located in Panama City, Florida, was acquired on June 25, 2003 for approximately $18.3 million, including the assumption of $12.7 million of mortgage indebtedness.  Harpers Station, a 240,681 square foot shopping center located in Cincinnati, Ohio, was acquired on September 11, 2003 for approximately $23.8 million, including the assumption of approximately $13.0 million of mortgage indebtedness.  Dickson City Crossings, a 301,462 square foot shopping center located in Dickson City, Pennsylvania, was acquired on September 30, 2003 for approximately $28.1 million, including the assumption of approximately $14.8 million of mortgage indebtedness.

In fiscal 2002, the Company also acquired three properties - Midway Market Square, Superior Marketplace and Whitestown Plaza.  Midway Market Square, a 234,670 square foot grocery-anchored community shopping center located in Elyria, Ohio, was acquired on November 20, 2002 for approximately $23.7 million, including the assumption of approximately $17.8 million of mortgage indebtedness.  Superior Marketplace was acquired on July 31, 2002 from The Ellman Companies for approximately $13.6 million in cash and the satisfaction of $38.0 million of notes receivable and accrued interest.  Superior Marketplace is an existing 148,302 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver.  The shopping center is currently in the later stages of development and is expected to total 295,602 square feet upon completion.  Whitestown Plaza, an 80,612 square foot shopping center located in Whitesboro, New York, was acquired on April 3, 2002 in consideration of approximately $3.8 million of notes and interest receivable.

Factory Outlet Center Disposition

On December 19, 2002, the Company completed the sale of four of its factory outlet centers to Chelsea Property Group, Inc. (the “Factory Outlet Disposition”).  The four properties included St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson Outlet Village, located in Jackson, New Jersey.  As consideration for the four properties, the Company received gross proceeds of approximately $193 million, and after costs associated with the disposition, the gain on sale was approximately $79 million, and was included in income (loss) from discontinued operations.  The proceeds were used to pay down a portion of the balance outstanding under the Company’s $350 million revolving credit facility, which had been drawn to fund a portion of the EIG Acquisition.

Other Dispositions

During the nine months ended September 30, 2003, the Company sold 18 properties, four land parcels and 70% of its ownership interest in Arapahoe Crossings for aggregate gross proceeds of approximately $101.8 million.  In connection with the sale of these properties and interests, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income from discontinued operations (Note 5).

During the nine months ended September 30, 2002, the Company sold 13 properties, one outparcel and approximately 0.2 acres of land for aggregate gross proceeds of approximately $34.3 million.  The gain from these sales was approximately $1.7 million and is allocated between “Gain on sale of real estate” and “(Loss) gain on sale of discontinued operations” in accordance with the provisions of SFAS No. 144.

Note 4:           Real Estate Held for Sale

As of September 30, 2003, seven retail properties and two land parcels were classified as “Real estate held for sale”.  These properties are located in seven states and have an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $20.4 million, net of accumulated depreciation of approximately $0.9 million and impairment charges of $1.2 million.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

As of December 31, 2002, 11 retail properties and two land parcels were classified as “Real estate held for sale”.  These properties were located in seven states and had an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $21.3 million, net of accumulated depreciation of approximately $4.0 million and impairment charges of approximately $3.5 million.  In accordance with SFAS No. 144, the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations.

Note 5:           Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenue
Real estate held for sale	$763	$360	$2,214	$1,105
Other discontinued operations	424	9,828	1,977	30,448
Total revenue	1,187	10,188	4,191	31,553

Operating costs
Real estate held for sale	137	64	473	150
Other discontinued operations	30	2,234	294	6,741

Real estate taxes
Real estate held for sale	87	80	353	164
Other discontinued operations	42	535	170	1,703

Provision for doubtful accounts
Real estate held for sale	7	18	38	21
Other discontinued operations	230	81	516	362

Interest expense
Real estate held for sale	60	—	180	—
Other discontinued operations	—	—	—	50

Depreciation and amortization
Real estate held for sale	57	48	237	133
Other discontinued operations	—	1,213	188	4,637

General and administrative expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	16	—	24

Total operating costs	650	4,289	2,449	13,985

Income from discontinued operations before impairment and (loss) gain on sale	537	5,899	1,742	17,568

Impairment of real estate held for sale	(48)	(2,730)	(3,701)	(12,334)

(Loss) gain on sale of other discontinued operations	(163)	(284)	3,404	1,507

Income from discontinued operations	$326	$2,885	$1,445	$6,741

Note 6:           Pro Forma Financial Information

The following pro forma financial information for the three and nine months ended September 30, 2002 is presented as if the Factory Outlet Disposition, the EIG Acquisition, the CenterAmerica Acquisition, and the Company’s public offering of 6,900,000 shares of common stock in January 2002 (the “Common Stock Offering”), had occurred on January 1, 2002.  In management’s opinion, all adjustments necessary to reflect the effects of these transactions have been made.

	Three Months Ended	Nine Months Ended
	September 30, 2002

Rental revenues	$108,377	$312,969
Expenses	(82,826)	(242,034)
Other income	3,168	7,130
Income from continuing operations	$28,719	$78,065

Net Income	$31,604	$84,806

Income from continuing operations per share – basic	$0.32	$0.72
Income from continuing operations per share –diluted	$0.31	$0.72

Net income per share – basic	$0.35	$0.79
Net income per share - diluted	$0.34	$0.79

Average shares outstanding – basic	96,617	95,227
Average shares outstanding - diluted	99,316	97,988

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 2002, nor do they represent the results of operations of future periods.

Note 7:           Investments in/Advances to Unconsolidated Ventures

At September 30, 2003, the Company had investments in five joint ventures: (1) Arapahoe Crossings, LP, (2) Benbrooke Ventures, (3) CA New Plan Venture Fund, (4) Clearwater Mall and (5) Preston Ridge Joint Venture, which includes The Centre at Preston Ridge, The Market at Preston Ridge and undeveloped land parcels.  The Company accounts for these joint venture investments using the equity method.  The following table summarizes the joint venture projects as of September 30, 2003 and December 31, 2002 (in thousands):

						Investments in/Advances to
	City	State	JV Partner	Percent Ownership		September 30, 2003		December 31, 2002
Arapahoe Crossings, LP
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30%	(2)	$6,939		—

Benbrooke Ventures (3)
Rodney Village	Dover	DE	Benbrooke Partners	50%			*		*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%			*		*
						$8,075		$8,894

CA New Plan Venture Fund (4)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%			*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%			*		*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%			*		*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%			*		*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%			*		*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%			*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%			*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%			*		*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%			*		*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%			*		*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%			*		*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%			*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%			*		*
						$6,071		$6,371

Clearwater Mall, LLC (5)
Clearwater Mall	Clearwater	FL	The Sembler Company	50%		$4,162		$4,007

Preston Ridge Joint Venture
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%			*		*
The Market at Preston Ridge (6)	Frisco	TX	George Allen/Milton Schaffer	50%			*		*
Undeveloped land parcels (6)	Frisco	TX	George Allen/Milton Schaffer	50%			*		*
						$9,583	(7)	$10,706	(7)

Vail Ranch II
Vail Ranch II	Temecula	CA	Land Grand Development	100%	(8)	—		$1,256

		Investments in/Advances to Unconsolidated Ventures				$34,830		$31,234

*              Multiple properties held in a single investment joint venture.

(1)           The Company receives increased participation after a 10% return on its investment.

(2)           As of December 31, 2002, the Company owned a 100% ownership interest in this property.  On September 30, 2003, the Company sold 70% of its ownership interest in this property to a third party.  Accordingly, the results of operations for this property prior to the sale of this interest were included in the consolidated results of operations of the Company.

(3)           The Company receives an 8.5% preferred return on its investment.

(4)           The Company receives increased participation after 12% IRR.

(5)           The Company receives a 9.5% preferred return on its investment.

(6)           The Company receives a 10% preferred return on its investment.

(7)           The Company’s investment balance includes approximately $3.0 million of outstanding notes receivable.

(8)           As of December 31, 2002, the Company’s ownership percentage in this joint venture was 50%.  On February 25, 2003, the Company acquired the 50% interest not previously owned.  Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% have been included in the consolidated results of operations of the Company.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures is as follows (in thousands):

	September 30, 2003	December 31, 2002
Condensed Combined Balance Sheets
Cash and cash equivalents	$9,566	$12,072
Receivables	12,094	4,569
Property and equipment, net of accumulated depreciation	331,636	270,001
Other assets, net of accumulated amortization	6,079	8,265
Total Assets	$359,375	$294,907

Notes payable	$242,834	$191,971
Accrued interest	1,067	882
Other liabilities	7,511	6,882
Total liabilities	251,412	199,735
Total partners’ capital	107,963	95,172
Total liabilities and partners’ capital	$359,375	$294,907

Company’s investments in/advances to	$34,830	$31,234

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Condensed Combined Statements of Income
Rental revenues	$9,820	$4,788	$34,476	$14,066
Operating expenses	(2,552)	(651)	(8,309)	(1,859)
Interest expense	(2,280)	(1,304)	(7,390)	(3,881)
Other expense, net	(2,042)	(1,485)	(4,734)	(3,848)
Net income	$2,946	$1,348	$14,043	$4,478

Company’s share of net income (1)	$772	$1,177	$2,433	$3,733

(1)                                 Includes preferred returns of $0.2 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $0.7 and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively.

The following is a brief summary of the joint venture obligations that the Company had as of September 30, 2003:

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing the Company’s ownership interest from 100% to 30%.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $50.0 million as of September 30, 2003.

•      Benbrooke Ventures.  The Company has an investment in a joint venture which owns two shopping centers located in Dover, Delaware and Fruitland, Maryland.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 80% of any

capital required by the joint venture.   The Company does not, however, expect that any significant capital contributions will be required.

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, the Company assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $89.9 million as of September 30, 2003.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.2 million had been contributed by the Company as of September 30, 2003.  The Company may contribute the remaining $3.1 million during the remainder of 2003.

•      Clearwater Mall, LLC.  In October 2002, the Company contributed its Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $26.1 million as of September 30, 2003.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 75% of any capital that might be required by the joint venture.  The Company does not, however, expect that any significant capital contributions will be required.

•                  Preston Ridge Joint Venture.  The Company has investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas.

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge.  The Company’s ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of September 30, 2003.

•                  The Market at Preston Ridge.  The Company has a 50% investment in a joint venture that owns The Market at Preston Ridge.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $3.8 million as of September 30, 2003.

•                  Undeveloped land parcels.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  As of September 30, 2003, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to the Company.

Note 8:   Debt Obligations

As of September 30, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum Amount Available
			Carrying Value as of		Stated Interest Rates	Scheduled Maturity Date
			September 30, 2003	December 31, 2002

CREDIT FACILITIES

Fleet Unsecured Term Loan (1)	$—		$—	$155,000	LIBOR + 115 bp (2)	N/A
Fleet Revolving Facility	350,000		136,000	75,000	LIBOR + 105 bp (2)	April 2005
Fleet Secured Term Loan	100,000	(3)	100,000	—	LIBOR + 125 bp (2)	September 2006
Total Credit Facilities	$450,000		$236,000	$230,000

MORTGAGES PAYABLE

Fixed Rate Mortgages			$536,521	$529,256	6.670% - 9.625%	2004 - 2028
Variable Rate Mortgages			10,769	121,541	Variable (4)	2009 - 2011
Total Mortgages			547,290	650,797
Net unamortized premium			17,865	20,403
Total Mortgages, net			$565,155	$671,200

NOTES PAYABLE

7.33% unsecured notes			$49,000	$49,000	7.330%	November 2003
6.88% unsecured notes			75,000	75,000	6.875%	October 2004
7.75% unsecured notes			100,000	100,000	7.750%	April 2005
7.35% unsecured notes			30,000	30,000	7.350%	June 2007
5.88% unsecured notes			250,000	250,000	5.875%	June 2007
7.40% unsecured notes			150,000	150,000	7.400%	September 2009
3.75% unsecured notes (5)			115,000	—	3.750%	June 2023
7.97% unsecured notes			10,000	10,000	7.970%	August 2026
7.65% unsecured notes			25,000	25,000	7.650%	November 2026
7.68% unsecured notes			10,000	10,000	7.680%	November 2026
7.68% unsecured notes			10,000	10,000	7.680%	November 2026
6.90% unsecured notes			25,000	25,000	6.900%	February 2028
6.90% unsecured notes			25,000	25,000	6.900%	February 2028
7.50% unsecured notes			25,000	25,000	7.500%	July 2029
Total Notes			899,000	784,000
Net unamortized discount			(3,008)	(2,222)
Impact of reverse swap agreement			2,139	2,149
Total Notes, net			$898,131	$783,927

NOTES PAYABLE, OTHER (6)			$—	$28,349	Variable	N/A

CAPITAL LEASES			$28,640	$28,866	7.500%	June 2031

TOTAL DEBT			$1,727,926	$1,742,342

(1)          On September 29, 2003, the Company entered into a new secured term loan facility and, in connection therewith, retired this facility.

(2)          The Company incurs interest using the 30-day LIBOR rate which was 1.12% as of September 30, 2003.  The interest rate on this facility adjusts based on the Company’s credit rating.

(3)          Under certain circumstances, the maximum amount available under this facility may be increased to $150 million.

(4)          As defined in the applicable loan agreements, the Company incurs interest on these obligations using Moody’s A Corporate Bond Index, which was 5.49% as of September 30, 2003, plus spreads ranging from 105 to 375 basis points.

(5)          Represents convertible senior notes.

(6)          Represents a promissory note issued in connection with the EIG Acquisition.  The note was repaid in full on January 2, 2003.

The Company has a $350 million senior unsecured revolving credit facility (the “Fleet Revolving Facility”), which matures on April 25, 2005, with a one-year extension option.  On September 29, 2003, the Company amended the total debt to total adjusted assets coverage ratio covenant prescribed under this facility, increasing it from 55.0% to 57.5%.  As of September 30, 2003, the Fleet Revolving Facility bore interest at LIBOR plus 105 basis points, based on the Company’s current debt rating.

On September 29, 2003, the Company entered into a $100 million secured term loan facility (the “Fleet Secured Term Loan”), refinancing its $155 million senior unsecured term loan facility (the “Fleet Unsecured Term Loan”).  The new facility matures on September 29, 2006, and under certain circumstances, the amount of the facility may be increased to $150 million.  The new facility contains all of the covenants that are present in the Fleet Revolving Facility, as amended, as well as certain additional covenants relating to the operating performance of certain properties that collateralize the Fleet Secured Term Loan.  As of September 30, 2003 the Fleet Secured Term Loan bore interest at LIBOR plus 125 basis points, based on the Company’s current debt rating.

The Fleet Revolving Facility and the Fleet Secured Term Loan require that the Company maintain certain financial coverage ratios.  These coverage ratios currently include:

•                  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•                  EBITDA to fixed charges ratio of at least 1.75:1

•                  minimum tangible net worth of approximately $1.3 billion

•                  total debt to total adjusted assets of no more than 57.5%

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On May 19, 2003, the Company completed a public offering of $100 million aggregate principal amount of 3.75% convertible senior notes due June 2023 (the “Convertible Debt Offering”).  On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15 million aggregate principal amount of the notes.  The notes are convertible into common stock of the Company, upon the occurrence of certain events, at an initial conversion price of $25.00 per share.  The notes may not be redeemed by the Company prior to June 9, 2008, but are redeemable for cash, in whole or in part, any time thereafter.  The net proceeds to the Company from the offering were approximately $112 million and were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.

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

As of September 30, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2003 (remaining three months)	$59,231
2004	105,613
2005	321,144
2006	117,978
2007	320,672
Thereafter	786,292
Total debt maturities	1,710,930
Net unamortized premiums on mortgages	17,865
Net unamortized discount on notes	(3,008)
Impact of reverse swap agreement	2,139

Total debt obligations	$1,727,926

Note 9:           Risk Management and Use of Financial Instruments

Risk Management

In the normal course of its on-going business operations, the Company encounters economic risk.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk on its interest-bearing liabilities.  Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments.  Market risk includes changes in the value of loans due to changes in interest rates or other market factors, including, but not limited to, the rate of prepayments of principal, the value of the collateral underlying loans and the valuation of properties held by the Company.

Use of Derivative Financial Instruments

The Company’s use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes.  The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.  The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties.  However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.  The Company does not use derivative instruments to hedge credit/market risk.

During the three months ended June 30, 2003, in order to mitigate the potential risk of adverse changes in the interest rate on the cash flows for anticipated fixed rate borrowings, the Company entered into a 10-year forward starting interest rate swap for an aggregate of approximately $47.0 million in notional amount.  This derivative instrument is expected to be used to hedge the risk of changes in interest cash outflows on an anticipated fixed rate financing by effectively locking the LIBOR swap rate at 4.1135%.  The swap is expected to be cash settled no later than the pricing of the forecasted hedged debt.  The effective portion of the gain or loss on the swap will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.  Any ineffective portion will be charged as an expense.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2003 (in thousands).  The notional amount at September 30, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$2,139
Forward Starting Swap	Cash Flow	47,000	4.114%	08/15/13	613
					$2,752

On September 30, 2003, the reverse arrears swap and the forward starting swap were reported at their fair values as Other Assets of $2.1 million and $0.6 million, respectively.  Additionally, the reverse arrears swap was reported as a component of the note payable to which it was assigned.  As of September 30, 2003, there were $0.8 million in deferred losses represented in OCI, representing the unamortized portion of the settlement costs for the hedge on the Bond Offering, as well as the unsettled portion of the forward starting swap.

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

Note 10:         Minority Interest in Consolidated Partnership

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties.  A wholly-owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations.  Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company), cash and the assumption of mortgage indebtedness.  The units are convertible into shares of common stock of the Company at exchange ratios ranging from 1.0 to 1.4 shares of common stock for each unit.  ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units

Outstanding at December 31, 2002	5,565,066	3,430,524	2,134,542
Redeemed	—	1,541	(1,541)

Outstanding at September 30, 2003	5,565,066	3,432,065	2,133,001

Note 11:                          Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Basic EPS

Numerator:
Income from continuing operations	$31,385	$26,906	$97,984	$75,799
Preferred dividends	(5,279)	(4,859)	(15,891)	(16,164)
Discount (premium) on redemption of preferred stock	—	6,997	(630)	6,997
Net income available to common shares from continuing operations - basic	26,106	29,044	81,463	66,632

Net income available to common shares from discontinued operations - basic	326	2,885	1,445	6,741

Net income available to common shares - basic	$26,432	$31,929	$82,908	$73,373

Denominator:
Weighted average of common shares outstanding	97,455	96,617	97,170	94,519

Earning per share - continuing operations	$0.27	$0.30	$0.84	$0.71
Earnings per share - discontinued operations	—	0.03	0.01	0.07
Basic earnings per common share	$0.27	$0.33	$0.85	$0.78

Diluted EPS

Numerator:
Income from continuing operations	$31,385	$26,906	$97,984	$75,799
Preferred dividends	(5,279)	(4,859)	(15,891)	(16,164)
Discount (premium) on redemption of preferred stock	—	6,997	(630)	6,997
Minority interest	394	74	1,170	418
Net income available to common shares from continuing operations - diluted	26,500	29,118	82,633	67,050

Net income available to common shares from discontinued operations – diluted	326	2,885	1,445	6,741

Net income available to common shares - diluted	$26,826	$32,003	$84,078	$73,791

Denominator:
Weighted average of common shares outstanding – basic	97,455	96,617	97,170	94,519
Effect of diluted securities:
Common stock options	872	519	663	581
Excel Realty Partners, L.P. third party units	2,178	798	2,178	1,023
Weighted average of common shares outstanding – diluted	100,505	97,934	100,011	96,123

Earning per share - continuing operations	$0.27	$0.30	$0.83	$0.70
Earnings per share - discontinued operations	—	0.03	0.01	0.07
Diluted earnings per common share	$0.27	$0.33	$0.84	$0.77

Note - Preferred A shares are anti-dilutive for earnings per share calculations.  On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock.

On January 29, 2002, the Company completed the Common Stock Offering.  The net proceeds to the Company from the Common Stock Offering were approximately $120.7 million and were used initially to pay down amounts outstanding under the Company’s then existing revolving credit facilities (which amounts were subsequently re-drawn to finance the CenterAmerica Acquisition).

On July 15, 2002, pursuant to a notice issued to shareholders on June 5, 2002, the Company redeemed all of its outstanding shares of 8 1/2% Series A Cumulative Convertible Preferred Stock.  Each share of Series A preferred stock was redeemed for 1.24384 shares of common stock of the Company, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share.  The redemption occurred at a discount to the carrying value of the preferred stock, with such discount aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption.

On April 21, 2003, the Company completed a public offering of 8,000,000 depositary shares, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred Stock Offering”).  The net proceeds to the Company from the Preferred Stock Offering were approximately $193 million and were used to redeem all of the Company’s outstanding Series B depositary shares (the “Series B Preferred Stock Redemption”), each of which represented a 1/10 fractional interest of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, as well as to repay a portion of the amount outstanding under the Fleet Revolving Facility.

On May 5, 2003, the Company completed the Series B Preferred Stock Redemption at an aggregate cost of $158 million.  The redemption occurred at a premium to the carrying value of the preferred stock, aggregating approximately $0.6 million based on shares redeemed by the Company at the closing price at redemption.

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.  As of September 30, 2003, the Company has not issued or sold any common stock under this distribution program.

Note 12:         Comprehensive Income

Total comprehensive income was $33.6 million and $30.7 million for the three months ended September 30, 2003 and 2002, respectively, and $100.9 million and $83.5 million for the nine months ended September 30, 2003 and 2002, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 and SFAS No. 138 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of September 30, 2003 and December 31, 2002, accumulated other comprehensive income (loss) reflected in the Company’s equity on the consolidated balance sheet is comprised of the following (in thousands):

	As of September 30, 2003	As of December 31, 2002
Unrealized gains on available-for-sale securities	$1,707	$1,142
Unrealized gain on interest risk hedges	613	—
Realized losses on interest risk hedges, net	(1,448)	(1,735)
Accumulated other comprehensive income (loss)	$872	$(593)

Note 13:         Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business, for which approximately $2.0 million has been reserved as of September 30, 2003.

Funding Commitments

In addition to the joint venture funding commitments described in Note 7 above, the Company also has the following contractual obligations as of September 30, 2003, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2003, the Company had mortgage loans outstanding of approximately $565.2 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $239.8 million.

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

Year
2003 (remaining three months)	$922
2004	1,356
2005	1,324
2006	833
2007	543
Thereafter	13,043

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

On January 3, 2003, we completed the Spartan Acquisition.  Accordingly, our results of operations for the three and nine months ended September 30, 2003 include the results of operations of the properties acquired in the Spartan Acquisition from and after January 3, 2003.

On December 12, 2002, we completed the EIG Acquisition.  Accordingly, our results of operations for the three and nine months ended September 30, 2003 include the results of operations of the properties acquired in the EIG Acquisition.

On March 1, 2002, we completed the CenterAmerica Acquisition.  As part of the acquisition, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund.  Accordingly, our results of operations for the three and nine months ended September 30, 2003 and 2002 include the results of operations of the properties acquired in the CenterAmerica Acquisition from and after March 1, 2002.

During the third and fourth quarters of 2002 and the first, second and third quarters of 2003, we acquired five properties, Superior Marketplace, Midway Market Square, Panama City Square, Harpers Station and Dickson City Crossings, as well as the remaining 50% interest in Vail Ranch II (collectively, “Other Acquisitions”).  Accordingly, our results of operations for the three and nine months ended September 30, 2003 and 2002 include the results of operations of the Other Acquisitions from and after their respective acquisition dates.

Results of operations for the three months ended September 30, 2003 and 2002

Revenues:

Total rental revenue increased $18.6 million, or 18%, from $100.7 million for the three months ended September 30, 2002 to $119.3 million for the three months ended September 30, 2003.  The major areas of change are discussed below.

Rental income increased $15.3 million, or 19%, from $79.0 million for the three months ended September 30, 2002 to $94.3 million for the three months ended September 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased rental income by approximately $12.1 million

•                  The Spartan Acquisition, which increased rental income by approximately $1.3 million

•                  Other Acquisitions, which increased rental income by approximately $1.8 million

•                  Increases in rental rates, combined with rental revenues generated by properties previously under redevelopment, which accounted for the balance of the variance

Expense reimbursements increased $3.3 million, or 16%, from $20.4 million for the three months ended September 30, 2002 to $23.7 million for the three months ended September 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased expense reimbursements by approximately $2.1 million

•                  The Spartan Acquisition, which increased expense reimbursements by approximately $0.5 million

•                  Other Acquisitions, which increased expense reimbursements by approximately $0.5 million

•                  An increase in the amount of reimbursable operating expenses, compounded by higher recovery rates, which accounted for the balance of the variance

Interest, dividend and other income decreased $0.9 million, or 30%, from $3.0 million for the three months ended September 30, 2002 to $2.1 million for the three months ended September 30, 2003.  This variance is primarily attributable to the loss of interest income on certain loans receivable, which were paid off during the first nine months of 2003.

Equity in income of unconsolidated ventures decreased $0.4 million, or 33%, from $1.2 million for the three months ended September 30, 2002 to $0.8 million for the three months ended September 30, 2003.  This variance is primarily attributable to reduced income from our investment in the Preston Ridge Joint Venture – The Centre at Preston Ridge, in which our ownership interest decreased to 25% from 50% on November 25, 2002.

Expenses:

Total expenses increased $13.1 million, or 17%, from $77.3 million for the three months ended September 30, 2002 to $90.4 million for the three months ended September 30, 2003. The major areas of change are discussed below.

Operating costs increased $4.1 million, or 23%, from $17.5 million for the three months ended September 30, 2002 to $21.6 million for the three months ended September 30, 2003. The following factors accounted for this variance:

•                  The EIG Acquisition, which increased operating costs by approximately $3.0 million

•                  The Spartan Acquisition, which increased operating costs by approximately $0.2 million

•                  Other Acquisitions, which increased operating costs by approximately $0.3 million

•                  Increased insurance expense of approximately $1.0 million, attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause

•                  Combined increases in repairs, utility and security expenses of approximately $0.4 million

•                  Increased capitalized expenses attributable to properties under redevelopment, which accounted for the balance of the variance

Real estate and other taxes increased $2.3 million, or 19%, from $12.3 million for the three months ended September 30, 2002 to $14.6 million for the three months ended September 30, 2003.  The following factors accounted for this variance:

•                  The EIG Acquisition, which increased real estate and other taxes by approximately $1.9 million

•                  The Spartan Acquisition, which increased real estate and other taxes by approximately $0.2 million

•                  Other Acquisitions, which increased real estate and other taxes by approximately $0.2 million

Interest expense increased $1.2 million, or 5%, from $24.6 million for the three months ended September 30, 2002 to $25.8 million for the three months ended September 30, 2003.  The following factors accounted for this variance:

•                  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $2.3 million

•                  Debt assumed in connection with the Other Acquisitions, which increased interest expense by approximately $0.6 million

•                  The Convertible Debt Offering and the Bond Offering, which increased interest expense by approximately $1.1 million

•                  Higher outstanding balance under the Fleet Revolving Facility, partially offset by lower interest rates, which increased interest expense by approximately $0.3 million

•                  The payoff of the variable rate REMIC debt, which decreased interest expense by approximately $1.0 million

•                  A reduction of mortgage debt, which decreased interest expense by approximately $0.4 million

•                  The expiration of a two-year interest rate swap agreement in October 2002 with Fleet National Bank, compounded by interest received from our reverse arrears swap agreement, which decreased interest expense by approximately $0.9 million

•                  Reduced amortization of debt issuance costs, which decreased interest expense by approximately $0.8 million

Depreciation and amortization expense increased $3.5 million, or 21%, from $16.5 million for the three months ended September 30, 2002 to $20.0 million for the three months ended September 30, 2003.   The following factors accounted for this variance:

•                  The EIG Acquisition, which increased depreciation and amortization expense by approximately $2.1 million

•                  The Spartan Acquisition, which increased depreciation and amortization expense by approximately $0.2 million

•                  Other Acquisitions, which increased depreciation and amortization expense by approximately $0.3 million

•                  Depreciation on capital spending which accounted for the balance of the variance

General and administrative expenses increased $2.1 million, or 50%, from $4.2 million for the three months ended September 30, 2002 to $6.3 million for the three months ended September 30, 2003.  This variance is primarily attributable to increased legal fees resulting from reserves taken for litigation.

Minority Interest in Income of Consolidated Partnership:

Minority interest in income of consolidated partnership increased $0.3 million, or 300%, from $0.1 million for the three months ended September 30, 2002 to $0.4 million for the three months ended September 30, 2003.  This increase is primarily attributable to our issuance of additional ERP partnership units in connection with the EIG Acquisition in December 2002.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of September 30, 2003, such properties generated approximately $0.5 million and $0.2 million in results of operations and loss on sale, respectively.  As of September 30, 2002, such properties generated approximately $5.9 million, $2.7 million and $0.3 million in results of operations, impairment expense and loss on sale, respectively.  Accordingly, these amounts have been classified as income from discontinued operations.

Results of operations for the nine months ended September 30, 2003 and 2002

Revenues:

Total rental revenue increased $76.2 million, or 27%, from $285.3 million for the nine months ended September 30, 2002 to $361.5 million for the nine months ended September 30, 2003.  The major areas of change are discussed below.

Rental income increased $59.2 million, or 27%, from $221.2 million for the nine months ended September 30, 2002 to $280.4 million for the nine months ended September 30, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased rental income by approximately $13.5 million

•                  The EIG Acquisition, which increased rental income by approximately $36.7 million

•                  The Spartan Acquisition, which increased rental income by approximately $3.9 million

•                  Other Acquisitions, which increased rental income by approximately $5.3 million

•                  Decreased lease termination fee income, which reduced rental income by approximately $0.4 million

•                  Increases in rental rates, combined with rental revenues generated by properties previously under redevelopment, which accounted for the balance of the variance

Expense reimbursements increased $17.0 million, or 29%, from $59.0 million for the nine months ended September 30, 2002 to $76.0 million for the nine months ended September 30, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $3.7 million

•                  The EIG Acquisition, which increased expense reimbursements by approximately $8.8 million

•                  The Spartan Acquisition, which increased expense reimbursements by approximately $1.2 million

•                  Other Acquisitions, which increased expense reimbursements by approximately $1.3 million

•                  An increase in reimbursable real estate taxes and property operating expenses which accounted for the balance of the variance

Interest, dividend and other income decreased $1.5 million, or 17%, from $8.9 million for the nine months ended September 30, 2002 to $7.4 million for the nine months ended September 30, 2003.  This variance is primarily attributable to the loss of interest income from certain notes receivable, which were paid off during the period.

Equity in income of unconsolidated ventures decreased $1.3 million, or 35%, from $3.7 million for the nine months ended September 30, 2002 to $2.4 million for the nine months ended September 30, 2003.  This variance is primarily attributable to reduced income from our investment in the Preston Ridge Joint Venture – The Centre at Preston Ridge, in which our ownership percentage decreased to 25% from 50% on November 25, 2002.

Expenses:

Total expenses increased $50.1 million, or 23%, from $217.7 million for the nine months ended September 30, 2002 to $267.8 million for the nine months ended September 30, 2003. The major areas of change are discussed below.

Operating costs increased $20.2 million, or 42%, from $47.7 million for the nine months ended September 30, 2002 to $67.9 million for the nine months ended September 30, 2003. The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased operating expenses by approximately $4.4 million

•                  The EIG Acquisition, which increased operating expenses by approximately $9.0 million

•                  The Spartan Acquisition, which increased operating expenses by approximately $0.7 million

•                  Other Acquisitions, which increased operating expenses by approximately $1.0 million

•                  Increased insurance expense of approximately $2.2 million, attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause

•                  Increased snow removal costs of approximately $2.1 million, attributable to unusually harsh winter conditions in the Northeast and Midwest as compared to 2002

•                  Combined increases in utilities, cleaning, security and professional expenses of approximately $0.9 million

Real estate and other taxes increased $11.5 million, or 34%, from $33.5 million for the nine months ended September 30, 2002 to $45.0 million for the nine months ended September 30, 2003.  The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $2.2 million

•                  The EIG Acquisition, which increased real estate and other taxes by approximately $5.7 million

•                  The Spartan Acquisition, which increased real estate and other taxes by approximately $0.6 million

•                  Other Acquisitions, which increased real estate and other taxes by approximately $0.7 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate and other taxes by approximately $2.3 million

Interest expense increased $8.2 million, or 12%, from $68.4 million for the nine months ended September 30, 2002 to $76.6 million for the nine months ended September 30, 2003.  The following factors accounted for this variance:

•                  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $7.1 million

•                  Debt assumed in connection with the Other Acquisitions, which increased interest expense by approximately $1.3 million

•                  The Convertible Debt Offering and the Bond Offering, which increased interest expense by approximately $6.2 million

•                  Lower outstanding balance under the Fleet Revolving Facility, primarily attributable to repayments with funds from the Preferred Stock Offering and the Convertible Debt Offering, compounded by lower interest rates, which decreased interest expense by approximately $0.2 million

•                  A reduction of mortgage debt, which decreased interest expense by approximately $1.0 million

•                  The expiration of a two-year interest rate swap agreement in October 2002 with Fleet National Bank, compounded by interest received from our reverse arrears swap agreement, which decreased interest expense by approximately $3.1 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $0.4 million

•                  Reduced amortization of debt issuance costs, which decreased interest expense by approximately $1.7 million

Depreciation and amortization expense increased $9.7 million, or 20%, from $48.0 million for the nine months ended September 30, 2002 to $57.7 million for the nine months ended September 30, 2003.   The following factors accounted for this variance:

•                  The CenterAmerica Acquisition, which increased depreciation and amortization by approximately $2.6 million

•                  The EIG Acquisition, which increased depreciation and amortization by approximately $6.4 million

•                  The Spartan Acquisition, which increased depreciation and amortization by approximately $0.7 million

•                  Other Acquisitions, which increased depreciation and amortization by approximately $0.9 million

•                  Reductions in the book value of certain properties not included in our held for sale pool, attributable to impairment taken in the fourth quarter of 2002, which decreased depreciation and amortization expense by approximately $1.7 million

•                  Depreciation on capital spending which accounted for the balance of the variance

General and administrative expense increased $1.4 million, or 11%, from $13.3 million for the nine months ended September 30, 2002 to $14.7 million for the nine months ended September 30, 2003.  The following factors accounted for this variance:

•                  Combined increases in office costs, utilities and payroll expenses attributable to our operation of additional offices nationwide, which increased general and administrative expense by approximately $1.0 million

•                  Increased professional fees, primarily attributable to higher legal fees resulting from reserves taken for litigation, which increased general and administrative expense by approximately $2.5 million

•                  Decreased franchise tax, which reduced general and administrative expense by approximately $2.1 million

Provision for doubtful accounts decreased $1.0 million, or 15%, from $6.8 million for the nine months ended September 30, 2002 to $5.8 million for the nine months ended September 30, 2003.  This decrease reflects the $1.7 million received from Kmart Corporation in satisfaction of previously reserved accounts receivable, partially offset by increases attributable to the EIG Acquisition, the Spartan Acquisition and Other Acquisitions.

Gains on the Sale of Assets:

We sold one single tenant property and one outparcel during 2002 that resulted in a gain of approximately $0.2 million.

Minority Interest in Income of Consolidated Partnership:

Minority interest in income of consolidated partnership increased $0.8 million, or 200%, from $0.4 million for the nine months ended September 30, 2002 to $1.2 million for the nine months ended September 30, 2003.  This increase is primarily attributable to our issuance of additional ERP partnership units in connection with the EIG Acquisition in December 2002.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  For the nine months ended September 30, 2003, such properties generated approximately $1.7 million, $3.7 million and $3.4 million in results of operations, impairment expense and gain on sale, respectively.  For the nine months ended September 30, 2002, such properties generated approximately $17.6 million, $12.3 million and $1.5 million in results of operations, impairment expense and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Number of properties included in analysis	247	247	162	162
Percent leased (weighted average)	91.3%	92.8%	91.7%	93.3%

Rental revenues:
Rental income (1)	$59,727	$59,755	$129,033	$126,687
Percentage rents	1,000	570	2,571	2,730
Expense reimbursements	15,286	16,002	35,001	33,809
Total rental revenues	76,013	76,327	166,605	163,226

Expenses:
Operating costs	12,953	11,638	28,920	24,668
Real estate and other taxes	8,996	9,322	19,422	18,120
Provision for doubtful accounts	873	1,393	1,072	3,171
Total expenses	22,822	22,353	49,414	45,959

Net operating income	$53,191	$53,974	$117,191	$117,267

(1)  Amounts exclude lease termination fees.

Same-Store Properties Results of operations for the three months ended September 30, 2003 and 2002

Revenues:

Rental income for the Same-Store Properties decreased $0.1 million, or 0.2%, from $59.8 million for the three months ended September 30, 2002 to $59.7 million for the three months ended September 30, 2003.  This variance is primarily attributable to a 1.5% decline in weighted average occupancy.

Percentage rents for the Same-Store Properties increased $0.4 million, or 67%, from $0.6 million for the three months ended September 30, 2002 to $1.0 million for the three months ended September 30, 2003.  This variance is primarily attributable to a general increase in reported tenants’ sales.

Expense reimbursements decreased $0.7 million, or 4%, from $16.0 million for the three months ended September 30, 2002 to $15.3 million for the three months ended September 30, 2003.  This decrease is primarily attributable to a minor decrease in recovery rates, compounded by a decrease in reimbursable operating expenses.

Expenses:

Total expenses increased $0.4 million, or 2%, from $22.4 million for the three months ended September 30, 2002 to $22.8 million for the three months ended September 30, 2003.  The major areas of change are discussed below.

Operating expenses increased $1.4 million, or 12%, from $11.6 million for the three months ended September 30, 2002 to $13.0 million for the three months ended September 30, 2003.  This variance is attributable to (1) increased insurance expense attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause and (2) increased utility and snow removal expenses attributable to unfavorable weather conditions as compared to the same period in 2002.

Provision for doubtful accounts decreased $0.5 million, or 36%, from $1.4 million for the three months ended September 30, 2002 to $0.9 million for the three months ended September 30, 2003.  This decrease is primarily attributable to improved collections and lower write-off levels.

Same-Store Properties Results of operations for the nine months ended September 30, 2003 and 2002

Revenues:

Rental income for the Same-Store Properties increased $2.3 million, or 2%, from $126.7 million for the nine months ended September 30, 2002 to $129.0 million for the nine months ended September 30, 2003.  This variance is primarily attributable to increased rental rates, as well as increased billings for rent step-ups, which are based on the consumer price index, partially offset by a 1.6% decline in weighted average occupancy.

Expense reimbursements increased $1.2 million, or 4%, from $33.8 million for the nine months ended September 30, 2002 to $35.0 million for the nine months ended September 30, 2003.  This variance is primarily attributable to an increase in reimbursable real estate taxes and property operating expenses.

Expenses:

Total expenses increased $3.4 million, or 7%, from $46.0 million for the nine months ended September 30, 2002 to $49.4 million for the nine months ended September 30, 2003.  The major areas of change are discussed below.

Operating expenses increased $4.2 million, or 17%, from $24.7 million for the nine months ended September 30, 2002 to $28.9 million for the nine months ended September 30, 2003.  This variance is attributable to (1) increased insurance expense attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause and (2) increased utility and snow removal expenses attributable to unfavorable weather conditions as compared to the same period in 2002.

Real estate and other taxes increased $1.3 million, or 7%, from $18.1 million for the nine months ended September 30, 2002 to $19.4 million for the nine months ended September 30, 2003.  This increase is due primarily to property tax rate increases in certain municipalities combined with higher assessments at certain properties in 2003.

Provision for doubtful accounts decreased $2.1 million, or 66%, from $3.2 million for the nine months ended September 30, 2002 to $1.1 million for the nine months ended September 30, 2003.  This decrease is attributable to the $1.7 million received from Kmart Corporation in satisfaction of previously reserved accounts receivable, as well as improved collections and lower write-off levels.

Funds from Operations

Funds from Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.  We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”).  The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

On October 1, 2003, NAREIT, based on discussions with the SEC, provided revised guidance regarding the calculation of FFO.  This revised guidance provides that impairments should not be added back to net income in calculating FFO and that original issuance costs associated with preferred stock that has been redeemed should be factored into the calculation of FFO.  We historically have added back impairments in calculating FFO, in accordance with prior NAREIT guidance, and have not factored in original issuance costs of preferred stock that has been redeemed in the calculation of FFO.  We have revised our calculation of FFO in accordance with NAREIT’s revised guidance in the table set forth below.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult.  FFO should not, however, be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions.  Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to such other REITs.

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002		2003	2002

Net income available to common stockholders -basic	$26,432	$31,929		$82,908	$73,373
Add:
Depreciation and amortization
Continuing operations real estate assets	20,034	16,531		57,008	47,965
Discontinued operations real estate assets	57	1,261		425	4,770
Pro rata share of joint venture real estate assets	253	327		716	976
Deduct:
Gain on sale of real estate (1)	—	—		—	(202)
(Gain) loss on sale of discontinued operations (1)	(51)	284		(1,129)	(1,338)
Pro rata share of joint venture gain on sale of real estate (1)	(39)	—		(643)	—
Funds from operations – basic	46,686	50,332		139,285	125,544

Add:
Preferred A dividends	—	—		—	1,587
Minority interest in income of consolidated partnership	394	74		1,170	418
Funds from operations – diluted	$47,080 (2)	$50,406	(3)	$140,455 (2)	$127,549	(3)

Weighted average of common shares outstanding – diluted	100,505	97,934	(4)	100,011	97,365	(4)

(1)     Excludes gain/loss on sale of land.

(2)     As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance.  FFO for the three and nine months ended September 30, 2003 includes a deduction of $48 and $8,077 in FFO, respectively, relating to impairments (which amounts, under prior NAREIT guidance, would have been added back in the calculation of and increased FFO over what is set forth above).  FFO for the nine months ended September 30, 2003 also includes a deduction of $630 relating to our redemption of preferred stock in May 2003 (which amount we historically did not include in the calculation of FFO and therefore would have resulted in an increase in FFO over what is set forth above absent the revised guidance).

(3)     As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance.  As a result, the revised calculation of FFO for the three and nine months ended September 30, 2002 now reflects changes from previously disclosed FFO for such periods, consisting of (i) an increase in FFO of $6,997 relating to the redemption of preferred stock (which amount previously was not included in the calculation of FFO, thereby decreasing previously disclosed FFO by such amounts from that stated above) for the three and nine months ended September 30, 2002, and (ii) a decrease of $2,958 and $16,562 in FFO for impairments (which amounts previously were added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that stated above) for the three and nine months ended September 30, 2002, respectively.

(4)     Includes the dilutive effect of convertible Preferred A shares.  On July 15, 2002, we redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $27.4 million in available cash, cash equivalents, restricted cash and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met with cash generated from operations and external sources of capital.

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

Our current redevelopment pipeline is comprised of 29 redevelopment projects, including 26 community and neighborhood shopping centers and three outparcels, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $113.4 million, which we intend on financing through draws on the Fleet Revolving Facility.

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

We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  As of September 30, 2003, we had repurchased approximately 2,150,000 shares of common stock under this program at an average purchase price of $15.30 per share.  In light of the current trading price of our common stock, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of September 30, 2003, no purchases had been made under this program.

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

In addition, under the Fleet Revolving Facility and the Fleet Secured Term Loan, we are restricted from paying common stock dividends that would exceed 95% of our Funds from Operations (as defined in the applicable debt agreement) during any four-quarter period.

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue.  Historically, we have satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions.  We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  In particular, in December 2002 we completed the Factory Outlet Disposition and generated gross proceeds of approximately $193 million.  During the first nine months of 2003 and during the 2002 fiscal year, we also sold other assets and ownership interests and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $105.4 million and $364.6 million in gross proceeds, respectively.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our long-term contractual cash obligations, excluding interest, to pay third parties as of September 30, 2003 (based on a calendar year, in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt (1)	$1,682,290	$59,153	$426,351	$437,916	$758,870
Capital Lease Obligations	28,640	78	406	734	27,422
Operating Leases	18,021	922	2,680	1,376	13,043

Total	$1,728,951	$60,153	$429,437	$440,026	$799,335

(1)     Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

In January 2003, we repaid $28.3 million of “Notes payable, other” with deposits held in escrow.  On March 3, 2003, we repaid $110.5 million of mortgage indebtedness that was to mature in July 2003 through borrowings under the Fleet Revolving Facility.  On April 21, 2003, we completed the Preferred Stock Offering.  Our net proceeds from the Preferred Stock Offering were approximately $193 million, approximately $158 million of which were used to complete the Series B Preferred Stock Redemption.  The remaining proceeds from the Preferred Stock Offering were used to repay a portion of the balance outstanding under the Fleet Revolving Facility.  On May 19, 2003, we completed the Convertible Debt Offering.  On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15 million aggregate principal amount of the notes offered in the Convertible Debt Offering.  Our net proceeds from the Convertible Debt Offering were approximately $112 million and were used to repay a portion of the balance outstanding under the Fleet Revolving Facility.  On September 29, 2003, we entered into the Fleet Secured Term Loan, refinancing the Fleet Unsecured Term Loan.  The remainder of the balance outstanding under the Fleet Unsecured Term Loan was repaid through a draw under the Fleet Revolving Facility.

We intend to repay $49 million and $75 million of notes issued under our medium term notes program which mature in November 2003 and October 2004, respectively, either through draws under the Fleet Revolving Facility or from the proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof.  We anticipate repaying the balance of the 2003 and 2004 long-term debt obligations, which consist of scheduled amortization, through draws under the Fleet Revolving Facility.

The following table summarizes our obligations under our existing credit facilities:

Loan	Amount Available to be Drawn (in thousands)		Amount Drawn as of September 30, 2003 (in thousands)	Current Interest Rate (1)	Maturity Date

Fleet Secured Term Loan	$100,000	(2)	$100,000	LIBOR plus 125 bp	September 2006
Fleet Revolving Facility	350,000		136,000	LIBOR plus 105 bp	April 2005
Total	$450,000		$236,000

(1)     We incur interest using a 30-day LIBOR rate, which was 1.12% at September 30, 2003.

(2)     Under certain circumstances, the amount available to be drawn under this facility may be increased to $150 million.

The Fleet Revolving Facility and the Fleet Secured Term Loan require that we maintain certain financial coverage ratios.  These coverage ratios currently include:

•                  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•                  EBITDA to fixed charges ratio of at least 1.75:1

•                  minimum tangible net worth of approximately $1.3 billion

•                  total debt to total adjusted assets of no more than 57.5%

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

Under the terms of each of the Fleet Secured Term Loan and the Fleet Revolving Facility, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into.  The Fleet Secured Term Loan also contains certain financial covenants relating to the operating performance of certain properties that collateralize the Fleet Secured Term Loan.

We have also issued approximately $899 million of indebtedness under four public indentures.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our senior unsecured credit facilities, as described above.

As of September 30, 2003, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $565.2 million of mortgage debt outstanding as of September 30, 2003, having a weighted average interest rate of 7.6% per annum, and $898.1 million of notes payable with a weighted average interest rate of 6.5% per annum.

Joint Ventures

In a few cases, we have made commitments to provide funds to joint ventures under certain circumstances.  The liabilities associated with these joint ventures do not show up as liabilities on our consolidated financial statements.

The following is a brief summary of the joint venture obligations that we had as of September 30, 2003:

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest from 100% to 30%.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of September 30, 2003, the joint venture had loans outstanding of approximately $50.0 million and the book value of our investment in Arapahoe Crossings, LP was approximately $6.9 million.

•      Benbrooke Ventures.  We have an investment in a joint venture which owns two shopping centers located in Dover, Delaware and Fruitland, Maryland.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of September 30, 2003, the book value of our investment in Benbrooke Ventures was approximately $8.1 million.

•      CA New Plan Venture Fund.  In connection with the CenterAmerica Acquisition, we assumed obligations under a joint venture agreement with a third-party institutional investor.  The joint venture had loans outstanding of approximately $89.9 million as of September 30, 2003.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.2 million had been contributed by us as of September 30, 2003.  We may contribute the remaining $3.1 million during the remainder of 2003.  As of September 30, 2003, the book value of our investment in CA New Plan Venture Fund was approximately $6.1 million.

•      Clearwater Mall, LLC.  In October 2002, we contributed our Clearwater Mall property to this joint venture, which is currently redeveloping the property.  The joint venture had loans outstanding of approximately $26.1 million as of September 30, 2003.  Under the terms of this joint venture we have a 50% interest in the venture; however, we have agreed to contribute 75% of any capital that might be required by the joint venture.  We do not, however, expect that any significant capital contributions will be required.  As of September 30, 2003, the book value of our investment in the Clearwater Mall, LLC was approximately $4.2 million.

•      Preston Ridge Joint Venture.  We have investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas.  As of September 30, 2003, the aggregate book value of our investment in these joint ventures was approximately $9.6 million.

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, we have a 25% interest in the venture that owns The Centre at Preston Ridge.  Our ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $70.0 million as of September 30, 2003.

•                  The Market at Preston Ridge.  We have a 50% interest in a joint venture that owns The Market at Preston Ridge.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of $3.8 million as of September 30, 2003.

•                  Undeveloped land parcels.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of September 30, 2003, the joint venture had a mortgage loan outstanding of approximately $3.0 million, payable to us.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of September 30, 2003, none of which we believe will materially adversely affect us:

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2003, we had mortgage loans outstanding of approximately $565.2 million and our joint ventures had mortgage loans outstanding of approximately $239.8 million.

•      Leasing Commitments.   We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate, an office building which we sublet, and our administrative space.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (in thousands):

Year
2003 (remaining three months)	$922
2004	1,356
2005	1,324
2006	833
2007	543
Thereafter	13,043

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

Item 3.                                   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, we had approximately $10.8 million of outstanding floating rate mortgages.  We also had approximately $236.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2003, in relation to our $1.7 billion of outstanding total debt, our $3.5 billion of total assets and our $4.3 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $50.0 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement.

 We have entered into a hedging agreement - a reverse arrears swap agreement under which we will receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.  Hedging agreements expose us to the risk that the counterparties to these agreements may not perform, which could increase our exposure to rising interest rates.  Generally, the counterparties to hedging agreements that we enter into are major financial institutions.  We may borrow additional money with floating interest rates in the future.  Increases in interest rates, or the loss of the benefit of existing or future hedging agreements, would increase our expense, which would adversely affect cash flow and our ability to service our debt.  Future increases in interest rates will increase our interest expense as compared to the fixed rate debt underlying our hedging agreements and we could be required to make payments to unwind such agreements.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.0 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.0 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $296.8 million (including the $50.0 million reverse arrears swap), the balance as of September 30, 2003.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $17.3 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $17.3 million. This assumes that our total outstanding debt remains at $1.7 billion, the balance as of September 30, 2003.

As of September 30, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.1	Second Amendment to Revolving Credit Agreement, dated as of September 29, 2003, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto.

	10.2	Secured Term Loan Agreement, dated as of September 29, 2003, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto.

10.3

Guaranty, dated as of September 29, 2003, by and among New Plan Realty Trust, Excel Realty Trust - ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Floating Rate Partnership, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Fleet National Bank, as administrative agent (Secured Term Loan Agreement).

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

Form 8-K filed on July 21, 2003, containing Item 5, Other Events disclosure regarding the establishment by the Company of a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2003

NEW PLAN EXCEL REALTY TRUST, INC.

	By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

	By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer and
Executive Vice President