Form 10-K
period 2003-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2004-03-05
CIK 798288

Use these links to rapidly review the document
TABLE OF CONTENTS
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission File Number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	33-0160389 (I.R.S. Employer Identification No.)
1120 Avenue of the Americas New York, NY 10036 (Address of Principal Executive Offices)	(212) 869-3000 (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES ☒    NO ☐

        The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $2,017,079,616 as of June 30, 2003 based on the closing price of $21.35 on the NYSE on that date.

        As of March 1, 2004, the number of shares of common stock of the Registrant outstanding was 99,500,522.

        Documents incorporated by reference: Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the "Registrant" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

  •
  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from the current economic downturn

  •
  the competitive environment in which we operate

  •
  property management risks

  •
  financial risks, such as the inability to obtain debt or equity financing on favorable terms

  •
  possible future downgrades in our credit rating

  •
  the level and volatility of interest rates

  •
  financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws

  •
  the ability to maintain our status as a REIT for federal income tax purposes

  •
  governmental approvals, actions and initiatives

  •
  environmental/safety requirements and costs

  •
  risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns

  •
  risks of joint venture activities

  •
  other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC") or in other documents that we publicly disseminate.

        We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business

General

        We are one of the nation's largest owners and managers of community and neighborhood shopping centers. As of December 31, 2003, we owned 379 properties in 35 states. Our properties include 352 community and neighborhood shopping centers with approximately 49.5 million square feet of gross leasable area and 27 other related retail assets with approximately 2.2 million square feet of gross leasable area. We also owned through co-investments with our unconsolidated joint venture partners 22 community and neighborhood shopping centers with approximately 3.9 million square feet of gross leasable area as of December 31, 2003. The occupancy rate of our total portfolio (excluding joint venture properties) was approximately 90% as of December 31, 2003.

        We are a self-administered and self-managed equity REIT that was formed in 1972 and is now incorporated in Maryland.

Refocus on Retail Franchise

        In November 2000, we announced a long-term business plan designed to leverage our expertise, critical mass and working infrastructure in the community and neighborhood shopping center sector. Our strategy is to own and manage a quality portfolio of commercial retail properties, a majority of which are community and neighborhood shopping centers, which will provide increasing cash flow while protecting investor capital and providing potential for capital appreciation. We seek to implement this strategy by:

  •
  aggressively managing, and where appropriate, redeveloping and upgrading our properties,

  •
  making selective acquisitions of well-located community and neighborhood shopping centers, either on an individual basis or in portfolio or corporate transactions,

  •
  effecting non-strategic asset dispositions and recycling the capital created by those transactions, and

  •
  continuing to maintain a strong and flexible financial position to facilitate growth.

        By focusing our portfolio on community and neighborhood shopping centers with anchors and other tenants providing "everyday necessities," we believe that our risk from changing shopping patterns due to economic cycles is minimized.

Aggressive Management

        We aggressively manage our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants. We regularly monitor the physical condition of our retail properties and the financial condition of our retail tenants. We follow a schedule of regular physical maintenance at our retail properties with a view towards tenant expansions, renovations and refurbishing to preserve and increase the value of these properties. In connection with these efforts, we have six regional offices and 10 satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area, and we are currently improving the general appearance of certain of our properties by upgrading existing facades and roofs, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting. In addition, we remain focused on enhancing our property management skills and our internal capabilities, systems and infrastructure.

        We seek to increase the cash flow and portfolio value of our existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at higher rents, expansion and redevelopment of existing properties and the minimization of overhead and operating costs. During 2003, we completed 17 redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $34 million. Our current redevelopment pipeline is comprised of an additional 32 redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $119 million.

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

        During 2003, we expanded our portfolio by opportunistically acquiring (1) a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan, (2) four individual shopping center properties and (3) the remaining 50 percent interest in a property in which we owned the other 50 percent interest. The acquisitions were completed in separate transactions during 2003 for an aggregate of approximately $127 million. The acquired properties were located within our existing regional concentrations.

        We also derive additional growth capital for acquisitions through strategic joint ventures with institutional investors. In November 2003, we formed a joint venture with a fund advised by JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. During 2003, we, together with our joint venture partners, co-invested an aggregate of approximately $58 million in three individual properties.

Disposition of Properties

        We generally hold our properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of our business. However, we continually analyze each asset in our portfolio and identify those properties that can be sold or exchanged for optimal sales prices or exchange values, given prevailing market conditions and the particular characteristics of each property. Through this strategy, we seek to continually update our core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying such capital into newer properties or properties where our aggressive management techniques may maximize property values. We may engage from time to time in like-kind property exchanges, which allow us to dispose of properties and redeploy proceeds in a tax efficient manner.

        During 2003, we generated proceeds of approximately $122 million through the disposition of seven shopping centers, 17 single tenant properties, six miscellaneous properties, the sale of 70 percent of our interest in Arapahoe Crossings, a community shopping center located in a suburb of Denver, and the disposition of two properties held through joint ventures. The proceeds from these transactions were used to pay down outstanding debt.

Financing Strategy

        We intend to finance future acquisitions with the most advantageous sources of capital available to us at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of properties or joint venture interests. We also may enter into additional joint ventures with institutions to acquire large properties or portfolios, reducing the amount of capital required by us to make such investments. Our financing strategy is to maintain a strong and flexible financial position by:

  •
  maintaining a prudent level of leverage in order to maintain current credit ratings,

  •
  maintaining a large pool of unencumbered properties, and

  •
  managing our exposure to interest rate risk from our floating rate debt.

Recent Developments

Michigan Portfolio Acquisition

        On January 3, 2003, we acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan for an aggregate purchase price of approximately $46 million in cash (the "Spartan Acquisition"). The Spartan Acquisition was financed through borrowings under our $350 million senior unsecured revolving credit facility (the "Fleet Revolving Facility"). The seven shopping centers contain an aggregate of approximately 534,386 square feet of gross leasable area and are located primarily in the northern and western suburbs of Detroit and the Grand Rapids area.

Repayment of Variable Rate REMIC

        On March 3, 2003, we repaid in full $110.5 million outstanding under our variable rate REMIC through borrowings under the Fleet Revolving Facility.

Issuance of Public Equity

        On April 21, 2003, we completed a public offering of 8,000,000 depositary shares (including the partial exercise of the underwriters' over-allotment option), each depositary share representing a 1/10 fractional interest of a share of our 7.625% Series E Cumulative Redeemable Preferred Stock (the "Preferred Stock Offering"). The net proceeds to us from the Preferred Stock Offering were approximately $193 million and were used to redeem all of our outstanding Series B depositary shares, each of which represented a 1/10 fractional interest of a share of our 8 5/8% Series B Cumulative Redeemable Preferred Stock, as well as to repay a portion of the amount outstanding under the Fleet Revolving Facility.

Redemption of Series B Preferred Stock

        On May 5, 2003, we redeemed all of our 6,300,000 outstanding Series B depositary shares at an aggregate cost of $158 million (the "Series B Preferred Stock Redemption").

Issuance of Convertible Senior Notes

        On May 19, 2003, we completed a public offering of $100 million aggregate principal amount of notes due 2023 (the "Convertible Debt Offering"). On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15 million aggregate principal amount of the 3.75% convertible senior notes. The notes are convertible into our common stock, upon the occurrence of certain events, at an initial conversion price of $25.00 per share. The notes may not be redeemed by us prior to June 9, 2008, but are redeemable for cash, in whole or in part, any time thereafter. Net proceeds to us from the offering were approximately $112 million, which were used to repay a portion of the amount outstanding under the Fleet Revolving Facility.

New Standby Equity Distribution Program

        On July 21, 2003, we established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which we may issue and sell from time to time up to $50 million of common stock in "at the market" transactions. As of December 31, 2003, we had not issued any common stock under the program.

New Term Loan Facility

        On September 29, 2003, we entered into a $100 million secured term loan facility with Fleet National Bank (the "Fleet Secured Term Loan"). Proceeds from the loan were used to refinance our $155 million senior unsecured term loan facility that was scheduled to mature on December 31, 2003.

The new facility matures on September 29, 2006, and under certain circumstances, the amount of the facility may be increased to $150 million. We expect to increase the amount of the facility to the maximum $150 million, pursuant to and in accordance with its terms, in the first six months of 2004. As of December 31, 2003, $100 million was outstanding under the Fleet Secured Term Loan, which loan bore interest at LIBOR plus 125 basis points, and was fully drawn.

Partial Sale of Arapahoe Crossings Ownership Interest

        On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest to 30% from 100%. The sales price for our 70% interest was approximately $50 million and we will continue to receive leasing commissions and property management fees. Arapahoe Crossings is a 466,363 square foot grocery-anchored community shopping center located in Aurora, Colorado. Tenants include Borders, Colorado Theatres, King Soopers, Kohl's, Linens "N Things, Marshalls, Old Navy and Ross.

Non-Renewal of Poison Pill

        We adopted a stockholders rights plan in May 1998, which plan had an expiration date of October 8, 2003. We elected not to renew the plan upon its expiration.

Issuance of Medium-Term Notes

        On November 20, 2003, we issued $50 million of unsecured, 10-year fixed rate notes with a coupon of 5.50% (the "Medium-Term Notes Offering"). The notes are due on November 20, 2013. Net proceeds from the offering were used to repay $49 million of 7.33%, 4-year unsecured notes scheduled to mature on November 20, 2003. On May 8, 2003, we entered into a 10-year forward starting interest rate swap in anticipation of this offering, locking the LIBOR swap rate at 4.1135%. This swap settled upon the completion of this transaction. As a result of this swap, the effective interest rate on the $50 million of unsecured, fixed rate notes is 4.9815%.

Formation of Joint Venture with JPMorgan Fleming Asset Management

        On November 24, 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture, which is called NP/I&G Institutional Retail Company, LLC, has an equity commitment of $150 million based on a 20% / 80% contribution split between us and a fund advised by JPMorgan Fleming Asset Management, respectively. As the managing member, we will be responsible for initiating acquisitions, as well as providing management and leasing services. On November 25, 2003, the joint venture acquired Lake Grove Plaza, a 251,236 square foot grocery-anchored community shopping center located in Lake Grove, New York, for approximately $44.0 million. Tenants include Bally Total Fitness, DSW, Michaels, PETCO, Staples and Stop & Shop.

Clearwater Mall Acquisition

        On January 30, 2004, we purchased the remaining 50% interest in Clearwater Mall, increasing our ownership interest to 100% from 50%. The purchase price for the acquisition was approximately $30 million. Clearwater Mall, located in Clearwater, Florida, is a community shopping center encompassing a 72-acre site with 284,184 square feet of leased space, as well as non-owned Costco, Lowe's and SuperTarget anchors.

Issuance of Senior Unsecured Notes

        On February 6, 2004, we completed a public offering of $150 million aggregate principal amount of unsecured, 7-year fixed rate notes with a coupon of 4.50% (the "2004 Debt Offering"). The notes are due February 1, 2011. The notes were priced at 99.409% of par value to yield 4.60%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility. On January 30, 2004, in anticipation of this offering, we entered into interest rate swaps that effectively converted the interest rate on $100 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate. The swaps will terminate on February 1, 2011.

Employees

        As of December 31, 2003, we employed approximately 376 individuals (including executive, administrative and field personnel).

Available Information

        Our internet website address is www.newplan.com. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors—the Audit Committee, the Corporate Governance Committee, the Executive Compensation and Stock Option Committee and the Nominating Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available free of charge, upon request, in print to any stockholder. You can obtain such copies in print by contacting our Vice President of Corporate Communication, either by mail at our corporate office or by e-mail at corporatecommunications@newplan.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within five business days following the date of the amendment or waiver.

Financial Information about Industry Segments

        Our principal business is the ownership and management of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. All operations are within the United States and no tenant accounts for more than 10% of total revenue. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1. See Business included in Item 1 above.

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

Risks Related to Our Properties and Business

        Adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain properties. The economic performance and value of our properties are subject to all of the risks associated with owning and operating real estate, including:

  •
  changes in the national, regional and local economic climate, particularly in Texas, where properties that represented approximately 18.3% of our total annualized base rental income as of December 31, 2003 are located;

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

        Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance. Our performance depends on our ability to collect rent from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant's leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of December 31, 2003, our largest tenants were The Kroger Co., Wal-Mart Stores and Kmart Corporation, the scheduled annualized base rents for which represented 4.1%, 3.7% and 2.9%, respectively, of our total annualized base rents.

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

        We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire. We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations, may be less favorable than current lease terms or than expectations for the space. As of December 31, 2003, leases were scheduled to expire on a total of approximately 10.4% of the space at our properties through 2004. We may be unable to promptly renew the leases or re-let this space or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

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

        In particular, we may acquire large portfolios of community and neighborhood shopping centers. Large portfolio acquisitions pose risks for our ongoing operations in that:

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

        Current and future development and redevelopment of real estate properties may not yield expected returns and may strain management resources. We are actively involved in several ongoing substantial redevelopment projects, including The Mall at 163rd Street. We also may invest in development projects in the future.

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

        Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms. Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT's ability to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.

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

        We have substantial scheduled debt payments and may not be able to refinance debt at maturity. Our business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. We may not be able to refinance existing debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, the terms of a refinancing might not be as favorable as the terms of existing debt. The total principal amount of our outstanding debt was approximately $1.8 billion as of December 31, 2003. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt at the relevant time(s). Prevailing interest rates, our results of operations and financial condition, our senior debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

        Our financial covenants may restrict our operating and acquisition activities.    Our revolving credit and secured term loan facilities and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of the financial covenants could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

        We have substantial variable rate debt obligations, which may impede our operating performance and put us at a competitive disadvantage. Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt and pay dividends to stockholders. As of December 31, 2003, we had approximately $302 million of floating rate debt maturing at various times up to September 1, 2011, excluding $50 million of our fixed rate debt with respect to which we entered into a hedging agreement, thereby converting the fixed rate debt to floating rate debt. The rates on this debt increase when interest rates increase.

        Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, which could increase our exposure to fluctuating interest rates, even though the counterparties to hedging agreements that we enter into are major financial institutions. As of December 31, 2003, we were a party to one hedging agreement with respect to $50 million of our fixed rate debt. On January 30, 2004, we entered into additional hedging agreements with respect to $100 million of our fixed rate debt.

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

  •
  the market's perception of our growth potential and potential future cash dividends;

  •
  an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares; and

  •
  general economic and financial market conditions.

        Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock. In addition to the possibility that we may sell shares of our stock in a public offering at any time, or pursuant to our standby equity distribution program, we also may issue shares of common stock upon redemption of units of partnership interest held by third parties in affiliated partnerships that we control, as well as upon exercise of stock options or restricted stock that we grant to our officers and employees. All of these shares will be available for sale in the public markets from time to time.

Risks Related to Our Organization and Structure

        Provisions of the company's charter and bylaws could inhibit changes in control of the company, and could prevent stockholders from obtaining a premium price for our common stock. A number of provisions of our charter and bylaws may delay or prevent a change in control of the company or other transactions that could provide stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders. These include a staggered board of directors and our share ownership limit described below. Also, any future series of our preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of the stockholders.

        Our Board of Directors could adopt the limitations available under Maryland law on changes in control that could prevent transactions in the best interests of stockholders. Certain provisions of Maryland law applicable to us prohibit "business combinations," including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding voting shares (which is referred to as a so-called "interested stockholder"), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock. Our Board of Directors has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the company. Our Board of Directors may, however, repeal this election in most cases and cause the company to become subject to these provisions in the future.

        Our share ownership limit may discourage a takeover of the company and depress our stock price. To facilitate maintenance of our REIT qualification and for other strategic reasons, our charter generally prohibits any person from acquiring or holding shares of our preferred and common stock in excess of 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of each class or series of our stock. Our Board of Directors may exempt a person from this ownership limit under specified conditions. Absent an exemption or a waiver, shares of stock that are purportedly transferred in excess of the ownership limit will be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the purported transferee will not acquire any rights in such shares. This ownership limit could delay or prevent a change in control of the company and, therefore, could adversely affect the stockholders' ability to realize a premium over the then-prevailing market price for our shares.

        We are dependent on external sources of capital, which may not be available.    To qualify as a REIT, we must, among other things, distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase leverage.

Tax Risks

        The lower tax rate on dividends from non-REIT C corporations may adversely affect the value of our stock. While corporate dividends have traditionally been taxed at ordinary income rates, dividends received by individuals through December 31, 2008 from domestic corporations generally will be taxed at the maximum capital gains tax rate of 15% as opposed to the maximum ordinary income tax rate of 35%. This reduces substantially the so-called "double taxation" (that is, taxation at both the corporate and stockholder levels) that generally applies to non-REIT corporations but does not apply to REITs because REITs that distribute all of their taxable income generally do not pay any corporate income tax. REIT dividends are not eligible for the lower capital gains rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. The application of capital gains rates to non-REIT C corporation dividends could cause individual investors to view stock in non-REIT C corporations as more attractive than stock in REITs, which may negatively affect the value of our common stock. We cannot predict what effect, if any, the application of the capital gains tax rate to dividends paid by non-REIT C corporations may have on the value of our stock, either in terms of price or relative to other potential investments.

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

        Even if the company qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, if we have net income from "prohibited transactions," that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. In addition, any net taxable income earned directly by our taxable affiliates, including ERT Development Corporation, is subject to federal and state corporate income tax. The taxation of the company at the state and local levels may differ from the federal income tax treatment of the company. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

        Subject to certain exceptions, including the one discussed in this paragraph, a REIT is generally prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary,"

which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. We currently own 100% of the outstanding securities of ERT Development Corporation, which elected, effective January 1, 2001, to be a taxable REIT subsidiary of ours. Each corporate subsidiary in which ERT Development Corporation owns more than 35% of the outstanding voting securities or more than 35% of the value of the outstanding securities will also be treated as a taxable REIT subsidiary of ours. While we believe that we have satisfied the limitations on the ownership of securities with regard to our ownership of interests in ERT Development Corporation during each of the taxable years that each such limitation applied to us, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that the Internal Revenue Service would not disagree with our determination.

        Several provisions of the applicable tax law ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax if the economic arrangements between the REIT, the REIT's tenants, and a taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

        The company could be disqualified as a REIT or have to pay taxes if its predecessor companies did not qualify as REITs. If either New Plan Realty Trust or Excel Realty Trust, Inc., whose businesses were combined in a merger transaction on September 28, 1998 to form the company, failed to qualify as a REIT throughout the duration of its existence, we might have had undistributed "C corporation earnings and profits." If that were the case and either of our predecessor companies did not distribute such earnings and profits prior to the merger transaction, the company might not qualify as a REIT. We believe that each of the predecessor companies qualified as a REIT and that, in any event, neither of the predecessor companies had any undistributed "C corporation earnings and profits" at the time of the merger transaction. If New Plan Realty Trust failed to qualify as a REIT, it would have recognized taxable gain at the time of the merger transaction (and we would be liable for the tax on that gain). This would be the case even though the merger transaction qualified as a "tax-free reorganization," unless we made a special election that was available under the law at the time of the merger. We made that election with respect to the assets acquired from New Plan Realty Trust. This election has the effect of requiring us, if New Plan Realty Trust was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the merger transaction on assets acquired in the transaction if those assets are sold within 10 years after the transaction. Finally, if either of the predecessor companies did not qualify as a REIT, the company could have been precluded from electing REIT status for up to four years after the year in which that predecessor company failed to qualify if the company were determined to be a "successor" to that predecessor company.

Item 2.    Properties

        As of December 31, 2003, we owned interests in 379 properties, excluding properties held through unconsolidated joint ventures. The following table sets forth certain information as of December 31, 2003 regarding our properties on a state-by-state basis:

State	Number of Properties	Percent Leased	GLA (1)	Percent of Scheduled ABR (2)
Alabama	7	90%	760,014	1.2%
Arizona	7	86%	935,173	1.9%
Arkansas	2	95%	237,991	0.4%
California	15	87%	2,573,573	7.2%
Colorado	4	100%	763,272	2.2%
Delaware	1	100%	30,000	0.0%
Florida	30	85%	5,090,610	10.4%
Georgia	32	91%	3,469,563	5.9%
Illinois	7	84%	1,290,805	2.8%
Indiana	10	84%	1,333,487	1.7%
Iowa	3	97%	547,493	0.8%
Kentucky	11	91%	1,805,198	2.9%
Louisiana	6	97%	738,341	0.9%
Maryland	2	90%	278,888	0.5%
Massachusetts	2	100%	348,917	0.6%
Michigan	19	96%	2,924,526	6.4%
Minnesota	1	100%	55,715	0.1%
Mississippi	1	100%	87,721	0.1%
Nebraska	1	100%	4,000	0.0%
Nevada	3	85%	586,126	1.1%
New Jersey	6	93%	880,817	2.1%
New Mexico	2	45%	106,000	0.1%
New York	25	82%	3,531,797	5.9%
North Carolina	14	95%	1,888,078	3.2%
Ohio	23	87%	3,747,045	6.8%
Pennsylvania	15	88%	2,462,526	5.2%
Rhode Island	1	91%	148,258	0.3%
South Carolina	7	86%	790,817	1.2%
Tennessee	15	97%	1,882,236	3.4%
Texas	84	91%	9,184,167	18.3%
Utah	3	99%	606,935	1.4%
Virginia	13	92%	1,709,881	3.2%
West Virginia	3	90%	356,721	0.6%
Wisconsin	3	94%	458,267	0.8%
Wyoming	1	96%	160,150	0.3%

	379	90%	51,775,108	100%

Region (3)
East	100	89%	14,231,898	25.8%
Midwest	68	90%	10,521,488	19.7%
South	177	90%	21,450,643	40.6%
West	34	89%	5,571,079	13.9%

	379	90%	51,775,108	100.0%

(1)
GLA represents gross leasable area in square feet.

(2)
ABR represents 2003 scheduled annualized base rent based on contractual minimum lease payments as of December 31, 2003.

(3)
NCREIF Regions

Item 3.    Legal Proceedings

        We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which is believe to be material. We have, however, reserved approximately $2.3 million as of December 31, 2003 in connection with a particular tenant litigation. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve we established, we do not expect that the amount of the loss in excess of the reserve would be material.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is listed on the New York Stock Exchange under the symbol "NXL". As of March 1, 2004, there were approximately 9,220 registered record holders of our common stock, plus those who hold their shares in street name. The following table shows the high and low sales prices, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2003 and 2002 for our common stock:

	High	Low	Cash Dividends Declared
2002:
First quarter	$20.49	$17.55	$0.4125
Second quarter	21.00	18.70	0.4125
Third quarter	20.77	15.51	0.4125
Fourth quarter	19.69	15.77	0.4125
2003:
First quarter	$20.48	$18.05	$0.4125
Second quarter	22.49	19.61	0.4125
Third quarter	23.74	21.14	0.4125
Fourth quarter	25.77	22.10	0.4125

        We declared dividends of approximately $182.0 million for the year ended December 31, 2003.

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

Item 6. Selected Financial Data

        The financial information included in the following table has been derived from the audited consolidated financial statements for the periods indicated. This information should be read together with our audited financial statements and Management's Discussion and Analysis of the Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
Statement of Income Data:
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Rental revenues:
Rental income	$371,320	$299,223	$227,933	$231,828	$237,664
Percentage rents	7,340	6,688	5,211	5,397	3,787
Expense reimbursements	101,222	82,141	60,858	54,082	52,706

Total rental revenues	479,882	388,052	294,002	291,307	294,157

Expenses:
Operating costs	91,644	67,464	47,540	44,704	44,629
Real estate and other taxes	60,132	46,463	32,984	33,741	30,573
Depreciation and amortization	77,372	64,948	51,038	48,979	48,123
Impairment of real estate	4,376	94,046	13,107	3,620	—
Provision for doubtful accounts	8,309	8,955	5,681	4,434	4,300
Severance costs	—	—	896	4,945	8,497
General and administrative	19,815	17,879	10,306	7,469	6,626

Total expenses	261,648	299,755	161,552	147,892	142,748

Income before real estate sales, minority interest and other income and expenses	218,234	88,297	132,450	143,415	151,409
Other income and expenses:
Interest, dividend and other income	9,419	11,014	14,422	30,426	26,015
Equity participation in ERT	—	—	(4,313)	(17,867)	(3,169)
Equity in income of unconsolidated ventures	3,439	5,244	985	—	—
Interest expense	(101,632)	(93,260)	(78,534)	(87,313)	(77,545)
Foreign currency (loss) gain	—	(13)	(560)	(437)	674
Gain on sale of real estate	—	202	1,610	9,200	7,956
Minority interest in income of consolidated partnership	(1,555)	(642)	(848)	(952)	(1,299)

Income from continuing operations	127,905	10,842	65,212	76,472	104,041

Discontinued operations:
Results of discontinued operations	3,210	23,899	38,450	46,609	45,472
Gain on sale of discontinued operations	4,018	100,837	1,500	—	—
Impairment of real estate held for sale	(6,112)	(13,516)	—	—	—

Income from discontinued operations	1,116	111,220	39,950	46,609	45,472

Net income	$129,021	$122,062	$105,162	$123,081	$149,513

Net income available to common stock—basic	$107,221	$108,036	$82,523	$100,446	$126,736

Net income available to common stock—diluted	$108,776	$108,678	$83,371	$101,398	$128,035

Basic earnings per common share:
Earnings per share—continuing operations	$1.09	$(0.03)	$0.49	$0.62	$0.92
Earnings per share—discontinued operations	0.01	1.17	0.46	0.53	0.51

Basic earnings per common share	$1.10	$1.14	$0.95	$1.15	$1.43

Diluted earnings per common share:
Earnings per share—continuing operations	$1.07	$(0.02)	$0.49	$0.62	$0.92
Earnings per share—discontinued operations	0.01	1.15	0.45	0.52	0.50

Diluted earnings per common share	$1.08	$1.13	$0.94	$1.14	$1.42

Average shares outstanding—basic	97,318	95,119	87,241	87,608	88,662
Average shares outstanding—diluted	100,269	96,552	88,799	88,951	90,440
Other Data:
Distributions per common share	$1.650	$1.650	$1.650	$1.650	$1.625

Balance Sheet Data as of the End of Each Period:
Net real estate	$3,294,042	$3,269,476	$2,413,891	$2,233,993	$2,318,072
Total assets	3,554,645	3,515,279	2,622,866	2,894,431	2,953,141
Long term debt, net (1)	1,747,442	1,713,476	949,684	1,185,545	1,193,100
Total liabilities	1,930,637	1,902,996	1,107,361	1,314,912	1,316,522
Minority interest in consolidated partnership	37,865	39,434	22,267	23,909	25,100
Total stockholders' equity	1,586,143	1,572,849	1,493,238	1,555,610	1,611,519

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

  Revenue Recognition

        We recognize rental revenue on a straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "deferred rent receivable", and is included in trade receivables in our consolidated balance sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recorded once the required sales level is achieved. Leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses. Rental income also includes lease termination fees.

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

        The SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition ("SAB 104"), provides guidance on the application of accounting principles generally accepted in the United States ("GAAP") to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with GAAP and SAB 104.

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

  Long Lived Assets

        On a periodic basis, we assess whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property (taking into account the anticipated holding period of the asset) is less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property and reflected as an adjustment to the basis of the property.

        When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion, the net sales price of the assets which we have identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

        When we make subjective assessments as to whether there are impairments in the value of our real estate properties, we have a direct impact on our net income, because taking an impairment results in an immediate negative adjustment to net income.

Recently Issued Accounting Standards

        In the fourth quarter of 2003, the Emerging Issues Task Force ("EITF") issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements for determining when these revenues may be recorded separately for accounting purposes. EITF 00-21 did not impact our financial statements.

        In December 2003, the SEC issued SAB 104, which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. SAB 104 did not impact our financial statements.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 did not have a material impact on our financial statements.

        In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and the initial adoption of SFAS No. 149 did not have a material impact on our financial statements.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures. The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003. The FASB staff recently issued a FASB Staff Position (FSP) which deferred the effective date of FIN 46 until reporting periods ending after March 15, 2004 for variable interests in VIE created before February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact because our potential variable interests in VIE are our Investments in Unconsolidated Ventures.

        In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123 ("SFAS No. 148"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123, Accounting for Stock Based Compensation (SFAS No.123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, we adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock options granted, modified or settled after January 1, 2003. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We adopted the new disclosure requirements, effective beginning with our consolidated financial statements for the 2002 fiscal year. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our financial statements.

        In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3,

Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") or to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity's commitment to a plan, as previously defined in Issue 94-3. The provisions of SFAS No. 146 have been and will continue to be applied for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial statements.

        In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items prescribed in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), should not be classified as extraordinary. The provisions of SFAS No. 145 have been and will continue to be applied in fiscal years beginning after May 15, 2002. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item will be reclassified. We adopted SFAS No. 145, as required, effective January 1, 2003, and reclassified approximately $0.3 million from extraordinary loss to interest expense on our consolidated statements of income for the year ended December 31, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

        Effective January 1, 2002, we adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposition of long-lived assets. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of real properties which have been sold during 2002 or thereafter, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in our Consolidated Statements of Income and Comprehensive Income and Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months. SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 has been and will continue to be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. We have restated prior periods for comparability, as required.

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

        On January 3, 2003, we completed the Spartan Acquisition. Accordingly, our results of operations for the year ended December 31, 2003 include the results of operations of the properties acquired in the Spartan Acquisition from and after January 3, 2003.

        On December 12, 2002, we acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT. The acquisition of one additional shopping center from Equity Investment Group was completed on January 3, 2003 (collectively, the "EIG Acquisition"). Accordingly, our results of operations for the years ended December 31, 2003 and 2002 include the results of operations of the properties acquired in the EIG Acquisition from and after December 12, 2002.

        On March 1, 2002, we acquired a portfolio of 92 community and neighborhood shopping centers (the "CenterAmerica Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the acquisition, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. Accordingly, our results of operations for the years ended December 31, 2003 and 2002 include the results of operations from the properties acquired in the CenterAmerica Acquisition from and after March 1, 2002.

        In addition to the Spartan Acquisition, the EIG Acquisition and the CenterAmerica Acquisition, we also acquired eight separate properties during 2003, 2002 and 2001. During 2003, we acquired Panama City Square, Harpers Station and Dickson City Crossings (collectively, "2003 Other Acquisitions"). During 2002, we acquired Superior Marketplace, Whitestown Plaza and Midway Market Square (collectively, "2002 Other Acquisitions"). During 2001, we acquired Stein Mart Center and Arapahoe Crossings (collectively, "2001 Other Acquisitions"). Accordingly, our results of operations for the years ended December 31, 2003, 2002 and 2001 include the results of operations of the 2003 Other Acquisitions, the 2002 Other Acquisitions and the 2001 Other Acquisitions from and after the properties' respective acquisition dates.

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

        On July 1, 2001, we acquired 100% of the common stock of ERT Development Corporation ("ERT"). Effective July 1, 2001, we consolidated the results of operations of ERT. Prior to July 1, 2001, we owned 100% of the outstanding preferred shares of ERT. We accounted for ERT using the equity method of accounting prior to July 1, 2001.

Results of Operations for the Twelve Months Ended December 31, 2003 and 2002

  Revenues:

        Total revenues increased $88.4 million, or 22%, from $404.3 million for the year ended December 31, 2002 to $492.7 million for the year ended December 31, 2003. The major areas of change are discussed below.

        Rental income increased $72.1 million, or 24%, from $299.2 million in 2002 to $371.3 million in 2003. The following factors accounted for this variance:

  •
  The Spartan Acquisition, which increased rental income by approximately $5.2 million

  •
  The EIG Acquisition, which increased rental income by approximately $46.1 million

  •
  The CenterAmerica Acquisition, which increased rental income by approximately $14.3 million

  •
  2003 Other Acquisitions, which increased rental income by approximately $2.4 million

  •
  2002 Other Acquisitions, which increased rental income by approximately $4.3 million

  •
  Increased lease settlement income, which increased rental income approximately $0.3 million

  •
  Combined increases in specialty rent and cost of living, which increased rental income by approximately $0.7 million

  •
  Decreased rental income resulting from lower occupancy, which accounted for the balance of the variance

        Percentage rents increased $0.6 million, or 9%, from $6.7 million in 2002 to $7.3 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased percentage rents by approximately $0.4 million

  •
  The CenterAmerica Acquisition, which increased percentage rents by approximately $0.7 million

  •
  A general decrease in tenants' sales, which accounted for the balance of the variance

        Expense reimbursements increased $19.1 million, or 23%, from $82.1 million in 2002 to $101.2 million in 2003. The following factors accounted for this variance:

  •
  The Spartan Acquisition, which increased expense reimbursements by approximately $1.6 million

  •
  The EIG Acquisition, which increased expense reimbursements by approximately $11.5 million

  •
  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $4.1 million

  •
  2003 Other Acquisitions, which increased expense reimbursements by approximately $0.5 million

  •
  2002 Other Acquisitions, which increased expense reimbursements by approximately $0.9 million

  •
  An increase in the amount of reimbursable real estate taxes and property operating expenses, which accounted for the balance of the variance

        Interest, dividend and other income decreased $1.6 million, or 15%, from $11.0 million in 2002 to $9.4 million in 2003. This variance is primarily attributable to the loss of interest income from certain notes receivable, which were paid off during 2003.

        Equity in income of unconsolidated ventures decreased $1.8 million, or 35%, from $5.2 million in 2002 to $3.4 million in 2003. This variance is primarily attributable to reduced income from our investment in the Preston Ridge Joint Venture—The Centre at Preston Ridge, in which our ownership percentage decreased to 25% from 50% on November 25, 2002.

  Expenses:

        Total expenses, including interest expense, decreased $29.7 million, or 8%, from $393.0 million in 2002 to $363.3 million in 2003. The major areas of change are discussed below.

        Operating costs increased $24.1 million, or 36%, from $67.5 million in 2002 to $91.6 million in 2003. The following factors accounted for this variance:

  •
  The Spartan Acquisition, which increased operating costs by approximately $0.9 million

  •
  The EIG Acquisition, which increased operating costs by approximately $12.1 million

  •
  The CenterAmerica Acquisition, which increased operating costs by approximately $5.0 million

  •
  2003 Other Acquisitions, which increased operating costs by approximately $0.4 million

  •
  2002 Other Acquisitions, which increased operating costs by approximately $0.8 million

  •
  Increased insurance expense of approximately $2.5 million, attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause

  •
  Increased payroll expenses, which increased operating costs by approximately $2.0 million

  •
  Increased snow removal costs of approximately $1.9 million, attributable to unusually harsh winter conditions in the Northeast and Midwest as compared to 2002

  •
  Combined increases in cleaning expenses, professional fees and security expenses, which increased operating costs by approximately $0.9 million

  •
  Increased capitalized expenses, attributable to properties under redevelopment, which decreased operating costs by approximately $2.4 million

        Real estate and other taxes increased $13.6 million, or 29%, from $46.5 million in 2002 to $60.1 million in 2003. The following factors accounted for this variance:

  •
  The Spartan Acquisition, which increased real estate and other taxes by approximately $0.8 million

  •
  The EIG Acquisition, which increased real estate and other taxes by approximately $7.6 million

  •
  The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $2.2 million

  •
  2003 Other Acquisitions, which increased real estate and other taxes by approximately $0.3 million

  •
  2002 Other Acquisitions, which increased real estate and other taxes by approximately $0.6 million

  •
  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which accounted for the balance of the variance

        Depreciation and amortization expense increased $12.5 million, or 19%, from $64.9 million in 2002 to $77.4 million in 2003. The following factors accounted for this variance:

  •
  The Spartan Acquisition, which increased depreciation and amortization expense by approximately $0.9 million

  •
  The EIG Acquisition, which increased depreciation and amortization expense by approximately $8.1 million

  •
  The CenterAmerica Acquisition, which increased depreciation and amortization expense by approximately $2.9 million

  •
  2003 Other Acquisitions, which increased depreciation and amortization expense by approximately $0.4 million

  •
  2002 Other Acquisitions, which increased depreciation and amortization expense by approximately $0.7 million

  •
  Decreased depreciation and amortization expense on properties under redevelopment, which accounted for the balance of the variance

        Provision for doubtful accounts decreased $0.7 million, or 8%, from $9.0 million in 2002 to $8.3 million in 2003. The following factors accounted for this variance:

  •
  The Spartan Acquisition, which increased provision for doubtful accounts by approximately $0.1 million

  •
  The EIG Acquisition, which increased provision for doubtful accounts by approximately $1.4 million

  •
  The CenterAmerica Acquisition, which increased provision for doubtful accounts by approximately $0.9 million

  •
  2003 Other Acquisitions and 2002 Other Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.1 million

  •
  Reduced reserve levels attributable to the settlement of Kmart receivables, as well as lower write-offs, which accounted for the balance of the variance

        Impairment of real estate decreased $89.6 million, or 95%, from $94.0 million in 2002 to $4.4 million in 2003. As part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined in the fourth quarter of 2002 that our investment in two properties was impaired. Given the substantial culmination during the fourth quarter of 2002 of our non-core asset recycling program and therefore achievement of our goal relative to executing a product strategy focused on our core assets of community and neighborhood shopping centers, we reduced our anticipated holding period of certain of our remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of the properties and the effects of new competition and demand for the properties, we determined that our investment in Pointe Orlando and Factory Merchants Barstow was impaired and recorded an impairment of real estate of approximately $88.0 million related to these assets. At Pointe Orlando, we took a $70.0 million impairment charge, reducing the book value of this asset to $88.0 million and at Factory Merchants Barstow, we took an $18.0 million impairment charge, reducing the book value of this asset to $15.0 million.

        General and administrative expenses increased $1.9 million, or 11%, from $17.9 million in 2002 to $19.8 million in 2003. The following factors accounted for this variance:

  •
  The CenterAmerica Acquisition, which increased general and administrative expenses by approximately $0.1 million

  •
  Increased payroll related expenses, which increased general and administrative expenses by approximately $4.7 million

  •
  Increased professional fees, primarily attributable to higher legal fees resulting from reserves taken for a particular tenant litigation, which increased general and administrative expenses by approximately $2.9 million

  •
  Combined increases in office costs, utilities, travel and promotion expenses, which increased general and administrative expenses by approximately $1.8 million

  •
  Decreased franchise tax, which decreased general and administrative expenses by approximately $2.0 million

  •
  Increase capitalized costs, which decreased general and administrative expenses by approximately $5.6 million

        Interest expense increased $8.3 million, or 9%, from $93.3 million in 2002 to $101.6 million in 2003. The following factors accounted for this variance:

  •
  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $9.1 million

  •
  Debt assumed in connection with the 2003 Other Acquisitions, which increased interest expense by approximately $1.3 million

  •
  Debt assumed in connection with the 2002 Other Acquisitions, which increased interest expense by approximately $1.1 million

  •
  The Convertible Debt Offering, as well as our public offering of $250 million aggregate principal amount of 5.875% senior unsecured notes on June 11, 2002, which increased interest expense by approximately $7.3 million

  •
  The payoff of our variable rate REMIC debt in the first quarter of 2003, partially offset by increased interest expense attributable to our fixed rate REMIC, which decreased interest expense by approximately $0.9 million

  •
  A reduction of mortgage debt, which decreased interest expense by approximately $1.8 million

  •
  The refinancing of our $155 million senior unsecured term loan facility with the Fleet Secured Term Loan, compounded by lower interest rates on the Fleet Revolving Facility, which decreased interest expense by approximately $0.2 million

  •
  The expiration of a two-year interest rate swap agreement in October 2002 with Fleet National Bank, compounded by payments received from our reverse arrears swap agreement, which decreased interest expense by approximately $3.6 million

  •
  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by approximately $0.5 million

  •
  Reduced amortization of debt issuance costs, which decreased interest expense by approximately $2.3 million

  •
  Lower financing fees, which decreased interest expense by approximately $0.9 million

  •
  The write-off of the mortgage premium / discount resulting from the prepayment of two mortgages in 2002, which decreased interest expense by approximately $0.3 million

  Gains on the Sale of Assets:

        We sold one single tenant property and one outparcel during 2002 that resulted in a gain of approximately $0.2 million.

  Discontinued Operations:

        Effective January 1, 2002, we adopted SFAS No. 144. This statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. For the year ended December 31, 2003, such properties generated approximately $3.2 million, $6.1 million and $4.0 million in results of operations, impairment expense and gain on sale, respectively. For the year ended December 31, 2002, such properties generated approximately $23.9 million, $13.5 million and $100.8 million in results of operations, impairment expense and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

Results of Operations for the Twelve Months Ended December 31, 2002 and 2001

  Revenues:

        Total revenues increased $99.8 million, or 33%, from $304.5 million for the year ended December 31, 2001 to $404.3 million for the year ended December 31, 2002. The major areas of change are discussed below.

        Rental income increased $71.3 million, or 31%, from $227.9 million in 2001 to $299.2 million in 2002. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased rental income by approximately $2.5 million

  •
  The CenterAmerica Acquisition, which increased rental income by approximately $58.7 million

  •
  2002 Other Acquisitions, which increased rental income by approximately $1.1 million

  •
  2001 Other Acquisitions, which increased rental income by approximately $4.6 million

  •
  The consolidation of ERT for the six months subsequent to July 1, 2001, which increased rental income by approximately $5.8 million

  •
  Increased lease settlement income, which increased rental income by approximately $1.6 million

  •
  Combined increases in specialty rents and cost of living, which increased rental income by approximately $0.5 million

  •
  Reduction of capitalized revenue, which increased rental income by approximately $0.6 million

  •
  Lower occupancy rates, combined with lost revenue from properties which were sold during 2001, but not classified as discontinued operations under the provisions of SFAS No. 144 ("Sold Properties"), and properties under redevelopment, which accounted for the balance of the variance

        Expense reimbursements increased $21.2 million, or 35%, from $60.9 million in 2001 to $82.1 million in 2002. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased expense reimbursements by approximately $0.4 million

  •
  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $16.0 million

  •
  2002 Other Acquisitions, which increased expense reimbursements by approximately $0.2 million

  •
  2001 Other Acquisitions, which increased expense reimbursements by approximately $1.0 million

  •
  The consolidation of ERT for the six months subsequent to July 1, 2001, which increased expense reimbursements by approximately $1.6 million

  •
  An increase in reimbursable real estate taxes and property operating expenses, partially offset by decreased expense reimbursement attributable to Sold Properties and properties under redevelopment, which accounted for the balance of the variance

        Interest, dividend and other income decreased $3.4 million, or 24%, from $14.4 million in 2001 to $11.0 million in 2002. The following factors accounted for this variance:

  •
  2002 Other Acquisitions, which increased interest, dividend and other income by approximately $0.3 million

  •
  Fee income, primarily attributable to the nine percent fee charged by us on the letter of credit issued in connection with the sale of our garden apartment portfolio, which increased interest, dividend and other income by approximately $4.1 million

  •
  The consolidation of ERT for the six months subsequent to July 1, 2001, which decreased interest, dividend and other income by approximately $5.9 million

  •
  Lower mortgage and notes receivable balances, which decreased interest, dividend and other income which accounted for the balance of the variance

        Equity participation in ERT increased $4.3 million, or 100%, from $(4.3) million in 2001 to $0 in 2002. Equity in income of unconsolidated ventures increased $4.2 million, or 420%, from $1.0 million in 2001 to $5.2 million in 2002. These changes are primarily attributable to our consolidation of ERT subsequent to July 1, 2001.

        As a result of the CenterAmerica Acquisition and the consolidation of ERT, we acquired direct equity investments in the CA New Plan Venture Fund, Vail Ranch II and the Preston Ridge joint venture projects. As of December 31, 2002, we also maintained joint venture interests in Benbrooke Ventures and Clearwater Mall, LLC. These joint venture interests resulted in combined income of approximately $5.2 million, which is recorded in "Equity in income of unconsolidated ventures" for the year ended December 31, 2002.

        We recorded foreign currency loss of approximately $0.6 million in 2001. This loss was attributable to notes receivable from a Canadian company. These notes were repaid in full during 2002, and accordingly, we recorded only a nominal amount of foreign currency loss during 2002.

  Expenses:

        Total expenses, including interest expense, increased $152.9 million, or 64%, from $240.1 million in 2001 to $393.0 million in 2002. The major areas of change are discussed below.

        Operating expenses increased $20.0 million, or 42%, from $47.5 million in 2001 to $67.5 million in 2002. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased operating expenses by approximately $0.1 million

  •
  The CenterAmerica Acquisition, which increased operating expenses by approximately $12.0 million

  •
  2002 Other Acquisitions, which increased operating expenses by approximately $0.3 million

  •
  2001 Other Acquisitions, which increased operating expenses by approximately $0.6 million

  •
  The consolidation of ERT subsequent to July 1, 2001, which increased operating expenses by approximately $2.6 million

  •
  Increased insurance expense of approximately $4.5 million, attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause

  •
  Combined increases in payroll related expenses and snow removal costs, which increased operating expenses by approximately $0.8 million

  •
  Decreased capitalized expenses, which increased operating expenses by approximately $0.6 million

  •
  Combined decreases in repairs, utilities and cleaning expenses, primarily attributable to Sold Properties and properties under redevelopment, which accounted for the balance of the variance

        Real estate and other taxes increased $13.5 million, or 41%, from $33.0 million in 2001 to $46.5 million in 2002. The following factors accounted for this variance:

  •
  The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $11.0 million

  •
  2002 Other Acquisitions, which increased real estate and other taxes by approximately $0.2 million

  •
  2001 Other Acquisitions, which increased real estate and other taxes by approximately $0.5 million

  •
  The consolidation of ERT subsequent to July 1, 2001, which increased real estate and other taxes by approximately $0.3 million

  •
  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, partially offset by tax expense attributable to Sold Properties, which accounted for the balance of the variance

        Depreciation and amortization expense increased $13.9 million, or 27%, from $51.0 million in 2001 to $64.9 million in 2002. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased depreciation and amortization expense by approximately $0.3 million

  •
  The CenterAmerica Acquisition, which increased depreciation and amortization expense by approximately $9.2 million

  •
  2002 Other Acquisitions, which increased depreciation and amortization expense by approximately $0.2 million

  •
  2001 Other Acquisitions, which increased depreciation and amortization expense by approximately $0.9 million

  •
  The consolidation of ERT subsequent to July 1, 2001, which increased depreciation and amortization expense by approximately $2.3 million

  •
  Clearwater Mall, a property undergoing redevelopment, which had decreased depreciation and amortization expense of approximately $0.2 million

  •
  Increased capital spending, which accounted for the balance of the variance

        Provision for doubtful accounts increased $3.3 million, or 58%, from $5.7 million in 2001 to $9.0 million in 2002. The following factors accounted for this variance:

  •
  The CenterAmerica Acquisition, which increased provision for doubtful accounts by approximately $1.5 million

  •
  The consolidation of ERT subsequent to July 1, 2001, which increased provision for doubtful accounts by approximately $0.8 million

  •
  Increased reserves recorded in connection with the bankruptcy filing of Kmart Corporation, partially offset by reduced reserve levels attributable to lower write-offs, which accounted for the balance of the variance

        Impairment of real estate increased $80.9 million, or 618%, from $13.1 million in 2001 to $94.0 in 2002. As part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined in the fourth quarter of 2002 that our investment in two properties was impaired. Given the substantial culmination during the fourth quarter of 2002 of our non-core asset recycling program and therefore achievement of our goal relative to executing a product strategy focused on our core assets of community and neighborhood shopping centers, we reduced our anticipated holding period of certain of our remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of the properties and the effects of new competition and demand for the properties, we determined that our investment in Pointe Orlando and Factory Merchants Barstow was impaired and recorded an impairment of real estate of approximately $88.0 million related to these assets. At Pointe Orlando, we took a $70.0 million impairment charge, reducing the book value of this asset to $88.0 million and at Factory Merchants Barstow, we took an $18.0 million impairment charge, reducing the book value of this asset to $15.0 million.

        Severance costs decreased $0.9 million, or 100%, from $0.9 million in 2001 to $0 in 2002. The severance costs in 2001 were attributable to payments made to certain officers in connection with their resignation or retirement, in accordance with the terms of their respective retirement/employment agreements.

        General and administrative expenses increased $7.6 million, or 74%, from $10.3 million in 2001 to $17.9 million in 2002. The following factors accounted for this variance:

  •
  The CenterAmerica Acquisition, which increased general and administrative expenses by approximately $5.0 million

  •
  Increased franchise tax, primarily attributable to Pennsylvania tax legislation passed during 2002, which increased general and administrative expenses by approximately $2.9 million

  •
  Combined increases in payroll expenses, office costs, taxes, professional fees, travel and promotion expenses, which increased general and administration expenses by approximately $4.0 million

  •
  The consolidation of ERT subsequent to July 1, 2001, which decreased general and administrative expenses by approximately $0.3 million

  •
  Increased capitalized costs related to our development projects, which decreased general and administrative expenses by approximately $4.0 million.

        Interest expense decreased $14.8 million, or 19%, from $78.5 million in 2001 to $93.3 million in 2002. The following factors accounted for this variance:

  •
  Debt assumed in connection with the EIG Acquisition, which increased interest expense by approximately $0.3 million

  •
  Debt assumed in connection with the CenterAmerica Acquisition, which increased interest expense by approximately $13.4 million

  •
  Debt assumed in connection with the 2002 Other Acquisitions, which increased interest expense by approximately $0.2 million

  •
  Our public offering of $250 million aggregate principal amount of 5.875% senior unsecured notes on June 11, 2002, which increased interest expense by approximately $8.0 million

  •
  An increase in the amortization of debt issuance costs, which increased interest expense by approximately $2.1 million

  •
  Increased financing fees, which increased interest expense by approximately $1.0 million

  •
  Increased mortgage interest expense of approximately $0.1 million

  •
  The refinancing of, and the repayment of a portion of the borrowings outstanding under, the Fleet Revolving Facility, which decreased interest expense by approximately $4.2 million

  •
  The repayment of approximately $81 million of notes payable in May 2002, which decreased interest expense by approximately $3.4 million

  •
  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by approximately $1.2 million

  •
  Interest attributable to Sold Properties, which accounted for the balance of the variance

  Gains on the Sale of Assets:

        We sold one single tenant property and one outparcel during 2002 that resulted in a gain of approximately $0.2 million. Excluding the sale of our garden apartment portfolio, we sold 26 properties, seven land parcels and one outparcel during 2001 that resulted in a gain of approximately $1.6 million.

  Discontinued Operations:

        Effective January 1, 2002, we adopted SFAS No. 144. This statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. For the year ended December 31, 2002, such properties generated approximately $23.9 million, $13.5 million and $100.8 million in results of operations, impairment expense and gain on sale, respectively. For the year ended December 31, 2001, such properties generated approximately $38.5 million and $1.5 million in results of operations and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

Funds from Operations

        Funds from Operations ("FFO") is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the "White Paper"). The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

        On October 1, 2003, NAREIT, based on discussions with the SEC, provided revised guidance regarding the calculation of FFO. This revised guidance provides that impairments should not be added back to net income in calculating FFO and that original issuance costs associated with preferred stock that has been redeemed should be factored into the calculation of FFO. We historically have added back impairments in calculating FFO, in accordance with prior NAREIT guidance, and have not factored in original issuance costs of preferred stock that has been redeemed in the calculation of FFO. We have revised our calculation of FFO in accordance with NAREIT's revised guidance in the table set forth below. Prior year amounts reflect the revised guidance.

        Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. However, it should be noted that there are certain items, such as impairments, that are included within the definition of FFO that do not relate to and are not indicative of our operating performance. Furthermore, FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to such other REITs.

        The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net income available to common stockholders—diluted	$108,776	$108,678	$83,371
Deduct:
Minority interest in income of consolidated partnership	(1,555)	(642)	(848)

Net income available to common stockholders—basic	107,221	108,036	82,523
Add:
Depreciation and amortization
Continuing operations real estate assets	77,372	64,948	51,038
Discontinued operations real estate assets	740	5,275	14,524
Pro rata share of joint venture real estate assets	1,016	1,405	3,401
Deduct:
Gain on sale of real estate (1)	—	(202)	88
Gain on sale of discontinued operations (1)	(1,534)	(98,876)	(1,500)
Pro rata share of joint venture gain on sale of real estate (1)	(643)	—	—

Funds from operations—basic	184,172	80,586	150,074

Add:
Preferred A dividends	—	1,587	3,203
Minority interest in income of consolidated partnership	1,555	642	848

Funds from operations—diluted	$185,727 (2)	$82,815 (3)	$154,125 (4)

Net cash provided by operating activities	$197,752	$229,685	$186,734
Net cash (used in) provided by investing activities	(123,029)	(426,952)	314,135
Net cash (used in) provided by financing activities	(77,923)	198,632	(494,876)

Note—Preferred A shares have a dilutive effect for FFO calculations, but are anti-dilutive for earnings per share calculations. On July 15, 2002, we redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock. The redemption resulted in a one-time discount, which is reflected above in the year ended December 31, 2002.

(1)
Excludes gain/loss on sale of land.

(2)
As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance. FFO for the year ended December 31, 2003 includes a deduction in FFO of approximately $10.5 million relating to impairments (which amount, under prior NAREIT guidance, would have been added back in the calculation of, and increased, FFO over what is set forth above). FFO for the year ended December 31, 2003 also includes a deduction of approximately $0.6 million relating to our redemption of preferred stock in May 2003 (which amount we historically did not include in the calculation of FFO and therefore would have resulted in an increase in FFO over what is set forth above absent the revised guidance).

(3)
As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance. As a result, the revised calculation of FFO for the year ended December 31, 2002 now reflects changes from previously disclosed FFO for such period, consisting of (i) an increase in FFO of approximately $7.0 million relating to the redemption of preferred stock (which amount previously was not included in the calculation of FFO, thereby decreasing previously disclosed FFO by such amount from that stated above) for the year ended December 31, 2002, and (ii) a decrease in FFO of approximately $107.6 million for impairments (which amount previously was added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amount from that stated above) for the year ended December 31, 2002.

(4)
As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance. As a result, the revised calculation of FFO for the year ended December 31, 2001 now reflects a change from previously disclosed FFO for such period, consisting of a decrease of approximately $13.9 million for impairments (which amount previously was added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that stated above) for the year ended December 31, 2001.

Liquidity and Capital Resources

        As of December 31, 2003, we had approximately $8.2 million in available cash, cash equivalents and marketable securities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, our liquidity needs must be met from cash generated from operations and external sources of capital.

  Short-Term Liquidity Needs

        Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in a partnership that we control. We believe that cash generated from operations, issuances under our standby equity distribution program, and borrowings under the Fleet Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

        We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the nature of the properties in which we typically invest—primarily community and neighborhood shopping centers—provides a more stable revenue flow in uncertain economic times, because consumers still need to purchase basic living essentials such as food and soft goods, even in difficult economic times. However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these instances, our cash flow would be adversely affected. We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our aggregate rental revenues.

        We may acquire large portfolios of community and neighborhood shopping centers, either through direct acquisitions or business combinations. While we believe that the cash generated by any newly-acquired properties will more than offset the operating and interest expenses associated with those properties, it is possible that the properties may not perform as well as expected and as a result, our cash needs may increase. In addition, there may be other costs incurred as a result of the acquisition of properties, including increased general and administrative costs while we assimilate the properties into our operating system.

        In some cases, we have invested as a borrower, co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. Pursuant to the terms of two of our joint venture agreements, we have agreed to contribute up to an aggregate of $29.1 million of additional capital that may be required by such joint ventures. We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Fleet Revolving Facility.

        We completed 17 redevelopment projects in 2003, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $34 million. Our current redevelopment pipeline is comprised of an additional 32 redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $119 million.

        We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, draws on the Fleet Revolving Facility. We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

        We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions. As of December 31, 2003, we had repurchased approximately 2,150,000 shares of common stock under this program at an average purchase price of $15.30 per share. We did not repurchase any shares of common stock in 2003. In light of the current trading price of our common stock, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

        We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions. As of December 31, 2003, no purchases had been made under this program.

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

        Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties. Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our unsecured debt agreements. In 2003, we entered into the Fleet Secured Term Loan and issued an aggregate of $165 million of unsecured notes in the Convertible Debt Offering and the Medium-Term Notes Offering.

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

        We have selectively effected asset sales to generate cash proceeds over the last two years. In particular, in December 2002 we sold four of our factory outlet centers and generated gross proceeds of approximately $193 million. In 2003 and 2002, we also sold other assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $121.7 million and $171.6 million in gross proceeds, respectively. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

        The following table summarizes all of our known contractual obligations, excluding interest, to pay third parties as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$1,732,313	$111,741	$492,989	$506,810	$620,773
Capital Lease Obligations	28,562	328	681	791	26,762
Operating Leases	17,098	1,356	2,157	941	12,644

Total	$1,777,973	$113,425	$495,827	$508,542	$660,179

(1)
Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable (including notes payable, other) and credit facilities.

        In January 2004, we repaid $5.1 million of mortgage indebtedness that was to mature in January 2017. We intend to repay $75 million issued under our medium-term note program that matures in October 2004, as well as the balance of the mortgages due in 2004 (approximately $36.7 million) either through draws under the Fleet Revolving Facility or from the proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof. We anticipate repaying the balance of the 2004 contractual obligations, which consists primarily of scheduled amortization, through draws under the Fleet Revolving Facility.

        The following table summarizes certain terms of our existing credit facilities as of December 31, 2003:

Loan	Amount Available to be Drawn (in thousands)		Amount Drawn as of December 31, 2003 (in thousands)	Current Interest Rate (1)	Maturity Date
Fleet Revolving Facility	$350,000		$191,000	LIBOR plus 105 bp	April 2005
Fleet Secured Term Loan	100,000	(2)	100,000	LIBOR plus 125 bp	September 2006

Total	$450,000		$291,000

(1)
We incur interest using a 30-day LIBOR rate, which was 1.13% at December 31, 2003.

(2)
Under certain circumstances, the maximum amount available under this facility may be increased to $150 million. We intend to increase the amount of the facility to the maximum $150 million, pursuant to and in accordance with its terms, in the first six months of 2004.

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

  •
  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

        Under the terms of each of the Fleet Revolving Facility and the Fleet Secured Term Loan, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into. The Fleet Secured Term Loan also contains certain financial covenants relating to the operating performance of certain properties that collateralize the Fleet Secured Term Loan.

        We have also issued approximately $900 million of indebtedness under four public indentures. These indentures also contain covenants that require us to maintain certain financial coverage ratios. These covenants are generally less onerous than the covenants contained in our senior unsecured credit facilities, as described above.

        As of December 31, 2003, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

        In addition to our existing credit facilities and public indebtedness, we had approximately $541 million of mortgage debt outstanding as of December 31, 2003, having a weighted average interest rate of 7.6% per annum.

Off-Balance Sheet Arrangements

        We do not believe that we currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

        However, in a few cases, we have made commitments to provide funds to joint ventures under certain circumstances. The liabilities associated with these joint ventures do not show up as liabilities on our consolidated financial statements.

        The following is a brief summary of the joint ventures to which we are a party as of December 31, 2003, and in which we expect to make additional capital contributions to the joint venture:

  •
  NP/I&G Institutional Retail Company, LLC. In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $4.3 million as of December 31, 2003. We anticipate contributing the remaining $25.7 million during 2004 and 2005. As of December 31, 2003, the book value of our investment in the NP/I&G Institutional Retail Company, LLC was approximately $4.3 million and the joint venture had a mortgage loan outstanding of approximately $26.4 million, payable to us.

  •
  CA New Plan Venture Fund. We have an investment in a joint venture with a third-party institutional investor. The joint venture had loans outstanding of approximately $98.3 million as of December 31, 2003. Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $4.9 million had been contributed by us as of December 31, 2003. We anticipate contributing the remaining $3.4 million during 2004. As of December 31, 2003, the book value of our investment in CA New Plan Venture Fund was approximately $6.3 million.

        In addition, the following is a brief summary of the other joint venture obligations that we have as of December 31, 2003. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

  •
  Arapahoe Crossings, LP. On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest from 100% to 30%. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $49.9 million as of December 31, 2003. As of December 31, 2003, the book value of our investment in Arapahoe Crossings, LP was approximately $6.6 million.

  •
  Benbrooke Ventures. We have an investment in a joint venture which owned two community shopping centers located in Dover, Delaware and Fruitland, Maryland as of December 31, 2003. In January 2004, the joint venture sold the Fruitland, Maryland shopping center. Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture. As of December 31, 2003, the book value of our investment in Benbrooke Ventures was approximately $8.2 million.

  •
  Clearwater Mall, LLC. In October 2002, we contributed our Clearwater Mall property to this joint venture, which redeveloped the property. The joint venture had loans outstanding of approximately $32.8 million as of December 31, 2003. As of December 31, 2003, under the terms of this joint venture, we had a 50% interest in the venture; however, we had agreed to contribute 75% of any capital that might be required by the joint venture. As of December 31, 2003, the book value of our investment in the Clearwater Mall, LLC was approximately $4.2 million. On January 30, 2004, we purchased the remaining 50% interest held by our joint venture partner, increasing our interest in the property to 100% from 50%.

  •
  Preston Ridge Joint Venture. We have investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas. As of December 31, 2003, the book value of our investment in the Preston Ridge Joint Venture was approximately $9.3 million.

  •
  The Centre at Preston Ridge. Under the terms of this joint venture, we have a 25% interest in a venture that owns The Centre at Preston Ridge. Our ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture. We have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $70 million as of December 31, 2003.

  •
  The Market at Preston Ridge. We have a 50% investment in a joint venture that owns The Market at Preston Ridge. We have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $4.4 million as of December 31, 2003.

  •
  Undeveloped Land Parcel. We have a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas. We have agreed to contribute our pro rata share of any capital that might be required by the joint venture. As of December 31, 2003, the joint venture had a mortgage loan outstanding of approximately $2.9 million, payable to us.

  Other Funding Obligations

        In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2003, none of which we believe will materially adversely affect us:

  •
  Non-Recourse Debt Guarantees. Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2003, we had mortgage loans outstanding of approximately $558.3 million and our joint ventures had mortgage loans outstanding of approximately $255.4 million.

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

Year
2004	$1,356
2005	1,324
2006	833
2007	543
2008	398
Thereafter	12,644

        For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled "Risk Factors" in Item I of this Annual Report on Form 10-K.

Inflation

        The majority of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions contain clauses enabling us to receive percentage rents, which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental these rates may be increased to match, or get closer to, current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of our leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on floating rate loans.

        In the normal course of business, we also face risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        As of December 31, 2003, we had approximately $10.7 million of outstanding floating rate mortgages. We also had approximately $291 million outstanding under floating rate credit facilities. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2003, in relation to our $1.8 billion of outstanding total debt, our $3.6 billion of total assets and the $4.5 billion total market capitalization as of that date. In addition, as discussed below, we have converted $50 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement.

        As of December 31, 2003, we had entered into one hedging agreement: a reverse arrears swap agreement, with a notional amount of $50 million, under which we will receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears. Hedging agreements may expose us to the risk that the counterparties to these agreements may not perform, which could increase our exposure to fluctuating interest rates. Generally, the counterparties to hedging agreements that we enter into are major financial institutions. We may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefit of existing or future hedging agreements, would increase our expense, which would adversely affect cash flow and our ability to service our debt. Future increases in interest rates will increase our interest expense as compared to the fixed rate debt underlying our hedging agreements and we could be required to make payments to unwind such agreements. On January 30, 2004, in anticipation of the 2004 Debt Offering, we entered into interest rate swaps that effectively converted the interest rate on $100 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate. The swaps will terminate on February 1, 2011.

        If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.5 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.5 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $351.7 million (including the $50 million reverse arrears swap), the balance as of December 31, 2003. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $17.8 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $17.8 million. This assumes that our total outstanding debt remains at $1.8 billion, the balance as of December 31, 2003.

        As of December 31, 2003, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 8. Financial Statements and Supplementary Data

        Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers. For information regarding the Code of Ethics for Principal Executive Officer and Senior Financial Officers, and the availability thereof, see the material appearing under the caption "Available Information" in Item 1 of this Annual Report.

        The information required by this item regarding directors and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2004 (the "Proxy Statement") under the captions "Proposal 1—Election of Directors," "Information Regarding the Board of Directors and its Committees" and "Executive Compensation and Other Information." The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Information Regarding the Board of Directors and its Committees—Do our directors receive any compensation for their service as directors?," "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management."

        The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,743,622	$19.1582	4,841,378	(1)
Equity compensation plans not approved by stockholders (2)	560,976	12.8125	—

Total	4,304,598	$18.3312	4,841,378

(1)
As of March 1, 2004, a total of 4,688,178 of these securities are available for issuance under our 2003 Stock Incentive Plan, and a total of 153,200 are available for issuance under our 1994 Director Option Plan. The 1994 Director Option Plan expires on May 15, 2004, and no further issuances are expected to be made under that plan.

(2)
In connection with Glenn Rufrano's employment as our Chief Executive Officer, the Board of Directors approved a Stock Option Agreement dated February 23, 2000 granting Mr. Rufrano 460,976 options to purchase our common stock. These options have an exercise price of $12.8125 per share, vest ratably over five years commencing on the first anniversary of the grant date and expire ten years from the grant date. The Board of Directors also approved a Stock Option Agreement dated February 23, 2000 granting Mr. Rufrano 200,000 options to purchase our common stock. These options have an exercise price of $12.8125 per share and expire ten years from the grant date. A total of 100,000 of these options will vest upon the eighth anniversary of Mr. Rufrano's employment agreement, which is described above, subject to acceleration in the fifth year in the event certain performance criteria are achieved. The remaining 100,000 options vested in February 2004 as a result of achievement of certain performance criteria.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

Item 14.    Principal Accountant Fees and Services

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Other Matters—Relationship with Independent Accountants."

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

  (b)
  Reports on Form 8-K filed during the three months ended December 31, 2003.

    Form 8-K filed on November 12, 2003, containing Items 5 and 7 disclosure regarding certain material federal income tax considerations to holders of medium-term notes.

    Form 8-K filed on December 23, 2003, containing Items 5 and 7 disclosures regarding certain restated historical financial statements in connection with our application of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to certain transactions.

  (c)
  Exhibits. The following documents are filed as exhibits to this report:

*2.1	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P. and certain affiliates of CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 14, 2002.
*2.2	Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.3
First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.4
Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.5
Purchase Agreement, dated as of October 17, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC and RIG Hilltop Plaza, LLC, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.6
First Amendment to Purchase Agreement, dated as of November 6, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on December 27, 2002.

*2.7
Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.8
Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.7 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.9
First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.8 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.10
Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.9 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.11
Contribution Agreement, dated as of October 17, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.10 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.12
First Amendment to Contribution Agreement, dated as of November 6, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.11 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.13
Second Amendment to Contribution Agreement, dated as of December 9, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.12 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.14
Closing Day Amendment to Contribution Agreement, dated as of December 12, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.13 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-65211.
*3.3
Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001), filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

*4.1
Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-65211.
*4.2
Articles Supplementary classifying 805,000 shares of preferred stock as 7.625% Series E Cumulative Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 17, 2003.
*4.3
Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston), filed as Exhibit 4.01 to the Company's Registration Statement on Form S-3, File No. 33-59195.
*4.4
First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.02 to the Company's Registration Statement on Form S-3, File No. 333-24615.
*4.5
Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.01 to the Company's Current Report on Form 8-K dated July 3, 1997.
*4.6
Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust's Registration Statement on Form S-3, File No. 33-61383.
*4.7
First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*4.8
Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.
*4.9
Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*4.10
Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221.

*10.2	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223.
*10.3
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
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
*10.7	Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
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
*10.10
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10.11	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65221.
*10.12	2003 Stock Incentive Plan of the Company, filed as Appendix A to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.
*10.13
Revolving Credit Agreement, dated as of April 26, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.14
First Amendment to Revolving Credit Agreement, dated as of November 6, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.15
Second Amendment to Revolving Credit Agreement, dated as of September 29, 2003, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
*10.16
Secured Term Loan Agreement, dated as of September 29, 2003, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
*10.17
Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
*10.18	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.19	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.
*10.20
Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.21	Agreement, dated March 28, 2003, by and between the Company and William Newman, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
*10.22	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.23
Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
*10.24
Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

*10.25	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.26	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.27
Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.28	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
*10.29	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9, 2000.
*10.30
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
*10.33	Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.34	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.35
Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
*10.36	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
*10.37
Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott MacDonald and the Company, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of New Plan Excel Realty Trust, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2004

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except par value amounts)

	December 31, 2003	December 31, 2002
ASSETS
Real estate:
Land	$832,479	$830,376
Buildings and improvements	2,822,143	2,735,046
Accumulated depreciation and amortization	(360,580)	(295,946)

Net real estate	3,294,042	3,269,476
Real estate held for sale	17,668	21,276
Cash and cash equivalents	5,328	8,528
Restricted cash	23,463	52,930
Marketable securities	2,915	2,115
Receivables:
Trade, less allowance for doubtful accounts of $16,950 and $15,307 at December 31, 2003 and 2002, respectively	63,563	46,990
Other, net	18,432	43,479
Mortgages and notes receivable	39,637	2,632
Prepaid expenses and deferred charges	35,320	21,527
Investments in / advances to unconsolidated ventures	38,958	31,234
Intangible assets	3,201	—
Other assets	12,118	15,092

Total assets	$3,554,645	$3,515,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $16,965 and $20,403 at December 31, 2003 and 2002, respectively	$558,278	$671,200
Notes payable, net of unamortized discount of $3,116 and $2,222 at December 31, 2003 and 2002, respectively	898,164	783,927
Notes payable, other	—	28,349
Credit facilities	291,000	230,000
Capital leases	28,562	28,866
Dividends payable	45,695	44,836
Other liabilities	98,842	106,690
Tenant security deposits	10,096	9,128

Total liabilities	1,930,637	1,902,996

Minority interest in consolidated partnership	37,865	39,434

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000 shares authorized; Series B: 6,300 depositary shares, each representing 1/10 of one share of 8 5/8% Series B Cumulative Redeemable Preferred, 0 and 630 shares outstanding at December 31, 2003 and 2002, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at December 31, 2003 and 2002; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 and 0 shares outstanding at December 31, 2003 and 2002, respectively	10	8
Common stock, $.01 par value, 250,000 shares authorized; 97,980 and 96,916 shares issued and outstanding as of December 31, 2003 and 2002, respectively.	979	968
Additional paid-in capital	1,889,338	1,825,820
Accumulated other comprehensive income (loss)	2,785	(593)
Accumulated distributions in excess of net income	(306,969)	(253,354)

Total stockholders' equity	1,586,143	1,572,849

Total liabilities and stockholders' equity	$3,554,645	$3,515,279

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	December 31, 2003	December 31, 2002	December 31, 2001
Rental revenues:
Rental income	$371,320	$299,223	$227,933
Percentage rents	7,340	6,688	5,211
Expense reimbursements	101,222	82,141	60,858

Total rental revenues	479,882	388,052	294,002

Operating expenses:
Operating costs	91,644	67,464	47,540
Real estate and other taxes	60,132	46,463	32,984
Depreciation and amortization	77,372	64,948	51,038
Provision for doubtful accounts	8,309	8,955	5,681
Impairment of real estate	4,376	94,046	13,107
Severance costs	—	—	896
General and administrative	19,815	17,879	10,306

Total operating expenses	261,648	299,755	161,552

Income before real estate sales, minority interest and other income and expenses	218,234	88,297	132,450
Other income and expenses:
Interest, dividend, and other income	9,419	11,014	14,422
Equity participation in ERT	—	—	(4,313)
Equity in income of unconsolidated ventures	3,439	5,244	985
Interest expense	(101,632)	(93,260)	(78,534)
Foreign currency loss	—	(13)	(560)
Gain on sale of real estate	—	202	1,610
Minority interest in income of consolidated partnership	(1,555)	(642)	(848)

Income from continuing operations	127,905	10,842	65,212

Discontinued operations:
Results of operations of discontinued garden apartment communities (Note 5)	—	17,007	15,179
Income from other discontinued operations (Note 5)	1,116	94,213	24,771

Income from discontinued operations	1,116	111,220	39,950
Net income	$129,021	$122,062	$105,162

Preferred dividends	(21,170)	(21,023)	(22,639)
(Premium) discount on redemption of preferred stock	(630)	6,997	—

Net income available to common stock—basic	107,221	108,036	82,523
Minority interest in income of consolidated partnership	1,555	642	848

Net income available to common stock—diluted	$108,776	$108,678	$83,371

Basic earnings per common share:
Income from continuing operations	$1.09	$(0.03)	$0.49
Discontinued operations	0.01	1.17	0.46

Basic earnings per share	$1.10	$1.14	$0.95

Diluted earnings per common share:
Income from continuing operations	$1.07	$(0.02)	$0.49
Discontinued operations	0.01	1.15	0.45

Diluted earnings per share	$1.08	$1.13	$0.94

Average shares outstanding—basic	97,318	95,119	87,241

Average shares outstanding—diluted	100,269	96,552	88,799

Other comprehensive income:
Net income	$129,021	$122,062	$105,162
Realized/unrealized gain on available-for-sale securities	800	229	358
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	—	(2,124)
Realized gains (losses) on interest hedges	2,578	1,143	(754)

Comprehensive income	$132,399	$123,434	$102,642

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

			Shares of Beneficial Interest/ Common Stock
	Preferred Stock					Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income
					Additional Paid-in Capital			Total Stockholders' Equity
	Number	Amount	Number	Amount
Balance at December 31, 2000	2,287	$23	87,320	$873	$1,695,994	$555	$(141,835)	$1,555,610
Net income	—	—	—	—	—	—	105,162	105,162
Dividends	—	—	—	—	—	—	(166,590)	(166,590)
Exercise of stock options	—	—	135	1	2,033	—	—	2,034
Shares repurchased and retired	—	—	(119)	(1)	(1,598)	—	—	(1,599)
Employee loans	—	—	—	—	860	—	—	860
Redemption of limited partner units for shares of common stock	—	—	16	—	281	—	—	281
Unrealized holding gain on marketable securities	—	—	—	—	—	358	—	358
Unrealized derivative loss on interest rate swap	—	—	—	—	—	(754)	—	(754)
Cumulative effect of change in accounting principle	—	—	—	—	—	(2,124)	—	(2,124)

Balance at December 31, 2001	2,287	23	87,352	873	1,697,570	(1,965)	(203,263)	1,493,238
Net income	—	—	—	—	—	—	122,062	122,062
Dividends	—	—	—	—	—	—	(179,150)	(179,150)
Exercise of stock options	—	—	417	4	6,596	—	—	6,600
Shares repurchased and retired	—	—	—	—	(800)	—	—	(800)
Employee loans	—	—	—	—	416	—	—	416
Redemption of limited partner units for shares of common stock	—	—	420	4	8,331	—	—	8,335
Unrealized holding gain on marketable securities	—	—	—	—	—	229	—	229
Unrealized derivative gain on interest rate swap	—	—	—	—	—	1,143	—	1,143
Stock Offering	—	—	6,900	69	120,838	—	—	120,907
Redemption of Preferred A shares	(1,507)	(15)	1,827	18	(134)	—	—	(131)
Discount on redemption of Preferred A shares	—	—	—	—	(6,997)	—	6,997	—

Balance at December 31, 2002	780	8	96,916	968	1,825,820	(593)	(253,354)	1,572,849
Net income	—	—	—	—	—	—	129,021	129,021
Dividends	—	—	—	—	—	—	(182,006)	(182,006)
Exercise of stock options	—	—	743	7	13,557	—	—	13,564
Employee loans	—	—	—	—	5,689		—	5,689
Dividend Reinvestment Plan	—	—	259	3	5,898	—	—	5,901
Stock incentive grants	—	—	62	1	56		—	57
Option grant	—	—	—	—	1,990	—	—	1,990
Unrealized holding gain on marketable securities	—	—	—	—	—	800	—	800
Unrealized derivative gain on interest rate swap	—	—	—	—	—	2,578	—	2,578
Redemption of Preferred B shares	(630)	(6)	—	—	(157,994)	—	—	(158,000)
Premium on redemption of Preferred B shares	—	—	—	—	630	—	(630)	—
Issuance of Preferred E shares	800	8	—	—	193,692	—	—	193,700

Balance at December 31, 2003	950	$10	97,980	$979	$1,889,338	$2,785	$(306,969)	$1,586,143

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Cash flows from operating activities:
Net income	$129,021	$122,062	$105,162
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	78,112	70,223	66,283
Amortization of net premium/discount on mortgages and notes payable	(2,931)	(792)	(1,303)
Amortization of deferred debt and loan acquisition costs	1,535	4,620	1,730
Amortization of stock options	375	—	—
Foreign currency loss	—	13	560
Gain on sale of real estate and securities, net	—	(371)	(1,610)
Gain on sale of discontinued operations	(4,018)	(100,668)	(1,500)
Minority interest in income of partnership	1,555	642	848
Impairment of real estate assets	10,488	107,561	13,107
Equity participation in ERT	—	—	4,313
Equity in income of unconsolidated ventures	(3,439)	(5,244)	(985)
Write off of investment in Eversave	—	—	249
Change in investment in and accrued interest on loans to ERT Development Corporation	—	—	(1,976)
Changes in operating assets and liabilities, net:
Change in trade and notes receivable	(18,189)	(3,435)	2,419
Change in other receivables	25,047	(25,745)	2,093
Change in other liabilities and dividends payable	(19,742)	48,356	8,001
Change in tenant security deposits	968	3,295	(2,708)
Change in sundry assets and liabilities	(1,030)	9,168	(7,949)

Net cash provided by operating activities	197,752	229,685	186,734

Cash flows from investing activities:
Real estate acquisitions and building improvements	(83,695)	(58,585)	(112,821)
Proceeds from real estate sales, net	60,361	266,253	413,195
Acquisition, net of cash received (Note 3)	(100,236)	(639,612)	—
Leasing commissions paid	(9,078)	(1,763)	(1,811)
Proceeds from contribution of property to joint venture	15,022	—	—
Investment in joint venture	(3,775)	—	—
Loans to ERT Development Corporation	—	—	12,335
Purchase of ERT Development Corporation common stock	—	—	(435)
Cash acquired from purchase of ERT Development Corporation	—	—	543
Advances for mortgage notes receivable, net	(38,565)	(420)	(2,323)
Repayments of mortgage notes receivable	1,560	10,744	5,452
Restricted cash in escrow	29,467	(42,412)	—
Capital contributions to joint ventures	(2,831)	(5,346)	—
Distributions to joint ventures	8,741	44,189	—

Net cash (used in) provided by investing activities	(123,029)	(426,952)	314,135

Cash flows from financing activities:
Principal payments of mortgages, notes payable, notes payable, other and capital leases	(178,654)	(121,566)	(169,657)
Reserves established for mortgages payable	—	—	(7,669)
Proceeds from mortgages financings	50,000	—	—
Proceeds from medium-term note issuance, net	49,525	—	—
Repayment of medium-term note, net	(50,796)	—	—
Proceeds from bond issuance, net	113,850	249,150	—
Proceeds from credit facility borrowing	657,000	890,000	3,750
Repayment of credit facility	(596,000)	(755,000)	(152,500)
Dividends paid	(180,816)	(178,925)	(166,594)
Cash paid to settle forward starting swap	—	(1,914)	—
Cash received from rate lock swap	2,220	—	—
Distributions to minority partners	(2,591)	(1,705)	(2,149)
Redemption of downreit units	(29)	—	—
Proceeds from stock offering, net	193,192	120,907	—
Costs to redeem preferred shares	(157,500)	(130)	—
Proceeds from exercise of stock options	14,378	5,753	2,033
Payments for the repurchase of common stock	—	(800)	(1,598)
Repayment of loans receivable for the purchase of common stock	5,784	416	861
Financing fees paid	(3,386)	(7,554)	(1,353)
Proceeds from dividend reinvestment plan	5,900	—	—

Net cash (used in) provided by financing activities	(77,923)	198,632	(494,876)

Net (decrease) increase in cash and cash equivalents	(3,200)	1,365	5,993
Cash and cash equivalents at beginning of year	8,528	7,163	1,170

Cash and cash equivalents at end of year	$5,328	$8,528	$7,163

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$109,358	$91,600	$88,200
Capitalized interest	4,266	3,733	2,635
State and local taxes paid	1,626	430	200
Municipal bonds and tax incentive financing received in acquisition	—	16,900	—
Mortgages assumed, net	40,516	456,000	83,600
Issuance of shares / units	—	25,000	—

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

        New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the "Company") are operated as a self-administered, self-managed real estate investment trust ("REIT"). The principal business of the Company is the ownership and operation of retail properties throughout the United States.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership (Note 14). All significant intercompany transactions and balances have been eliminated.

        Until June 30, 2001, the Company used the equity method to account for its investment in ERT Development Corporation ("ERT"), a Delaware corporation. On July 1, 2001, the Company purchased all of the common shares of ERT and subsequent to that date ERT has been accounted for as a fully consolidated entity (Note 9).

  Net Earnings per Share of Common Stock

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("SFAS No. 128"), the Company presents both basic and diluted earnings per share. Net earnings per common share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net earnings per common share assuming dilution ("diluted EPS") is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method), the exercise of in-the-money stock options and the conversion of ERP limited partnership units.

  Cash Equivalents

        Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition. Items classified as cash equivalents include insured bank certificates of deposit and commercial paper. At times, cash balances at a limited number of banks may exceed insurable amounts. The Company believes it mitigates this risk by primarily investing in or through major financial institutions.

  Restricted Cash

        Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by certain loan agreements. Additionally, as of December 31, 2002, restricted cash balances contain escrow funds held for the repayment of a promissory note issued in connection with the Equity Investment Group portfolio acquisition (Note 3). Substantially all restricted cash is invested in money market mutual funds and carried at market value.

  Accounts Receivable

        Accounts receivable is stated net of allowance for doubtful accounts of $17.0 million and $15.3 million as of December 31, 2003 and 2002, respectively.

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

  Business Combinations

        In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets, including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

        Above-market, below-market and in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market lease value is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

        The total amount of other intangible assets allocated to in-place lease values and tenant relationship intangible values is based on management's evaluation of the specific characteristics of each lease and the Company's overall relationship with each tenant. Factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases, among other factors. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management will estimate costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. Independent appraisals and/or management's estimates will be used to determine these values.

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

  Employee Loans

        Prior to 2001, the Company made loans to officers, directors and employees primarily for the purpose of purchasing common stock of the Company. These loans are demand and term notes bearing interest at rates ranging from 5% to 10%. Interest is payable quarterly. Loans made for the purchase of common stock are reported as a deduction from stockholders' equity. At December 31, 2003 and 2002, the Company had aggregate loans to employees of approximately $1.1 million and $6.9 million, respectively.

  Investments in / Advances to Unconsolidated Ventures

        The Company has direct equity investments in several joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, these entities. These investments are initially recorded at cost, as "Investments in / advances to unconsolidated ventures", and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

  Internal Leasing Costs

        Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Approximately $8.9 million and $2.8 million of internal leasing costs have been capitalized as of December 31, 2003 and 2002, respectively.

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

  Self-Insured Health Plan

        Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees. In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually. Self-insurance losses are accrued based on the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry. The liability for self-insured losses is included in accrued expenses and was approximately $0.5 million at December 31, 2003.

  Revenue Recognition

        Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "deferred rent receivable", and is included in "trade receivables" on the accompanying balance sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

  Income Taxes

        The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company's consolidated statements of income and comprehensive income.

        The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its subsidiaries as TRSs. At December 31, 2003, the Company's TRSs had a tax net operating loss ("NOL") carryforward of approximately $9.2 million, expiring from 2013 to 2016.

  Segment Information

        The principal business of the Company is the ownership and management of community and neighborhood shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. Further, all of the Company's operations are within the United States and no tenant comprises more than 10% of revenues.

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

  Recently Issued Accounting Standards

        In the fourth quarter of 2003, the Emerging Issues Task Force ("EITF") issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements for determining when these revenues may be recorded separately for accounting purposes. EITF 00-21 did not impact the financial statements of the Company.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. SAB 104 did not impact the financial statements of the Company.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 did not have a material impact on the financial statements of the Company.

        In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and its initial adoption did not have a material impact on the financial statements of the Company.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin (ARB) 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures. The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003. The FASB staff recently issued a FASB Staff Position (FSP) which deferred the effective date of FIN 46 until reporting periods ending after March 15, 2004 for variable interests in VIE created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact because the Company's potential variable interests in VIE are its Investments in Unconsolidated Ventures described in Note 10. The Company's maximum exposure to loss as a result of its involvement with potential VIE is also described in Note 10.

        In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123 ("SFAS No. 148"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of FAS 123 to all employee stock options granted, modified or settled after January 1, 2003. The adoption of SFAS No. 148 did not have a material impact on the financial statements of the Company.

        With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company's stock option plans for the granting of stock options made prior to December 31, 2002.

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share had the fair value based method been applied to all outstanding and unvested stock awards in each period are presented below (in thousands except per share amounts):

	Years Ended December 31,
	2003 Basic EPS	2002 Basic EPS	2001 Basic EPS
Net income, as reported	$129,021	$122,062	$105,162
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,963)	(2,159)	(2,076)

Pro forma net income	$127,058	$119,903	$103,086

Earnings per share:
Basic—as reported	$1.10	$1.14	$0.95

Basic—pro forma	$1.08	$1.11	$0.92

Diluted—as reported	$1.08	$1.13	$0.94

Diluted—pro forma	$1.07	$1.10	$0.92

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company adopted the new disclosure requirements, effective beginning with the consolidated financial statements for the 2002 fiscal year. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company.

        In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity's commitment to a plan, as previously defined in Issue 94-3. The provisions of SFAS No. 146 have been and will continue to be applied for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company.

        In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items prescribed in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), should not be classified as extraordinary. The provisions of SFAS No. 145 have been and will continue to be applied in fiscal years beginning after May 15, 2002. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item will be reclassified. The Company adopted SFAS No. 145, as required, effective January 1, 2003, and the adoption of SFAS No. 145 did not have a material impact on the financial statements of the Company.

        Effective January 1, 2002, the Company adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment of long-lived assets and the disposition of long-lived assets. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company's real properties which have been sold during 2002 or thereafter, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company's Consolidated Statements of Income and Comprehensive Income and

Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months. SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 has been and will continue to be accounted for under the provisions of Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 has been and will continue to be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. Prior periods have been restated for comparability, as required.

3.     Acquisitions and Dispositions

  Spartan Acquisition

        On January 3, 2003, the Company acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan and aggregating 534,386 square feet for approximately $46 million in cash (the "Spartan Acquisition"). The acquisition was financed through borrowings under the Company's $350 million revolving credit facility.

  EIG Acquisition

        On December 12, 2002, the Company acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT. The acquisition of one additional shopping center from Equity Investment Group was completed on January 3, 2003 (collectively, the "EIG Acquisition"). The aggregate purchase price for the acquisition was approximately $437 million, consisting of the assumption of approximately $149 million of outstanding indebtedness, the issuance of approximately $25 million of units in ERP and approximately $263 million in cash. The cash component of the acquisition was financed with proceeds generated from the sale of four of the Company's factory outlet centers (see "Disposition of Factory Outlet Centers" below) and through borrowings under the Company's $350 million revolving credit facility.

  CenterAmerica Acquisition

        On March 1, 2002, the Company acquired a portfolio of 92 community and neighborhood shopping centers (the "CenterAmerica Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the transaction, the Company also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. The joint venture currently owns 14 grocery-anchored shopping centers located in six states. The aggregate purchase price for the acquisition was approximately $654 million, consisting of approximately $365 million in cash and the assumption of approximately $289 million of outstanding indebtedness. The cash component of the acquisition was financed with the proceeds of a public equity offering of the Company's common stock, borrowings under the Company's then existing credit facilities and a $125 million senior unsecured term loan facility.

  Other Acquisitions

        In fiscal 2003, the Company also acquired the remaining 50% interest in Vail Ranch II that it did not already own, and three other properties—Panama City Square, Harpers Station and Dickson City Crossings. The remaining 50% interest in Vail Ranch II, a 105,000 square foot shopping center located in Temecula, California, was acquired on February 25, 2003 for approximately $1.5 million in cash and the satisfaction of $9.0 million of mortgage indebtedness. Subsequent to the acquisition of the remaining 50% interest, the results of operations of this property were included in the consolidated results of operations of the Company. Panama City Square, a 289,119 square foot shopping center located in Panama City, Florida, was acquired on June 25, 2003 for approximately $18.3 million, including the assumption of $12.7 million of mortgage indebtedness. Harpers Station, a 240,681 square foot shopping center located in Cincinnati, Ohio, was acquired on September 11, 2003 for approximately $23.8 million, including the assumption of approximately $13.0 million of mortgage indebtedness. Dickson City Crossings, a 301,462 square foot shopping center located in Dickson City, Pennsylvania, was acquired on September 30, 2003 for approximately $28.1 million, including the assumption of approximately $14.8 million of mortgage indebtedness.

        In connection with the acquisition of Harpers Station and Dickson City Crossings, and in compliance with the Company's business combination policy, the Company allocated approximately $3.2 million to leases acquired. Of this amount, approximately $2.4 million was attributable to the value of in-place leases at the time of acquisition, and approximately $0.8 million was attributable to leasing commissions. This amount was recorded in intangible assets on the Company's consolidated balance sheet.

        In fiscal 2002, the Company also acquired three properties, Midway Market Square, Superior Marketplace and Whitestown Plaza. Midway Market Square, a 234,670 square foot grocery-anchored community shopping center located in Elyria, Ohio, was acquired on November 20, 2002 for approximately $23.7 million, including the assumption of approximately $17.8 million of mortgage indebtedness. Superior Marketplace was acquired on July 31, 2002 from The Ellman Companies for approximately $13.6 million in cash and the satisfaction of $38.0 million of notes receivable and accrued interest. Superior Marketplace is an existing 148,302 square foot grocery-anchored community shopping center located in Superior, Colorado, northwest of Denver. The shopping center is in the later stages of development and is expected to total 295,602 square feet upon completion. Whitestown Plaza, an 80,612 square foot shopping center located in Whitesboro, New York, was acquired on April 3, 2002 in consideration of approximately $3.8 million of notes and interest receivable.

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

  Disposition of Factory Outlet Centers

        On December 19, 2002, the Company completed the sale of four of its factory outlet centers to Chelsea Property Group, Inc. (the "Factory Outlet Disposition"). The four properties included

St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson Outlet Village, located in Jackson, New Jersey. As consideration for the four properties, the Company received gross proceeds of approximately $193 million, and after costs associated with the disposition, the gain on sale was approximately $79 million, and was included in income from discontinued operations. The proceeds were used to pay down a portion of the balance outstanding under the Company's revolving credit facility, which had been drawn to fund a portion of the EIG Acquisition.

  Disposition of Garden Apartment Portfolio

        On September 21, 2001, pursuant to an agreement dated May 11, 2001, the Company and a private investor group comprised of Houlihan-Parnes Realtors, LLC and C.L.K. Management Corp. ("Houlihan/C.L.K.") completed the sale by the Company of its garden apartment community portfolio (excluding one apartment community which was under contract to be sold separately to a third party) to Houlihan/C.L.K. The one remaining apartment community (The Club Apartments) was sold to the Homewood City Board of Education of Homewood, Alabama on September 28, 2001.

        As consideration for the entire portfolio, the Company received gross proceeds of approximately $380 million. In connection with the garden apartment community portfolio transaction, the Company arranged for the provision of a letter of credit to the buyer in the amount of approximately $30 million, which has a term of three years (subject to the right of Houlihan/C.L.K. to terminate or reduce the amount thereof after 18 months or, alternatively, to extend the term for one additional year), and for which the Company will receive a nine percent per annum fee on the undrawn face amount of the letter of credit while it remains outstanding. The Company also received a one percent commitment fee. The letter of credit was used by the buyer as collateral for a loan obtained to finance the purchase of the garden apartment community portfolio. This letter of credit was paid in full during 2003.

        After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million. Approximately $1.5 million of the gain was recognized in 2001 and the remaining $17.0 million was recognized in 2002. Accordingly, the assets and operating results of the garden apartment communities have been reclassified and reported as discontinued operations.

        The results of operations of the garden apartment communities have been included in income from discontinued operations (Note 5) in accordance with SFAS No. 144.

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

  Other Dispositions

        During 2003, the Company sold 24 properties, six land parcels and 70% of its ownership interest in Arapahoe Crossings for aggregate gross proceeds of approximately $117.1 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5). The results of operations from Arapahoe Crossings are not considered to be income from discontinued operations due to the Company's continued involvement in its operations.

        During 2002, the Company sold 25 properties (including the Factory Outlet Disposition discussed above), one outparcel, and approximately 10.5 acres of land, including the 450,000 square feet of anchor space at Clearwater Mall (collectively "Other Discontinued Operations"), for aggregate gross proceeds of approximately $278.1 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

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

4.     Real Estate Held for Sale and Impaired Real Estate

        As of December 31, 2003, four retail properties and one land parcel were classified as "Real estate held for sale." These properties are located in five states and have an aggregate gross leasable area of approximately 0.4 million square feet. Such properties had an aggregate book value of approximately $17.7 million, net of accumulated depreciation of approximately $2.4 million and impairment charges of $2.4 million. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

        As of December 31, 2002, 11 retail properties and two land parcels were classified as "Real estate held for sale." These properties were located in seven states and had an aggregate gross leasable area of approximately 0.5 million square feet. Such properties had an aggregate book value of approximately $21.3 million, net of accumulated depreciation of approximately $4.0 million and impairment charges of approximately $3.5 million. In accordance with SFAS No. 144, the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

        As part of the Company's periodic assessment of its real estate properties relative to both the extent to which such assets are consistent with the Company's long-term real estate investment objectives and the performance and prospects of each asset, the Company determined in the fourth quarter of 2002 that its investment in two properties was impaired. Given the substantial culmination during the fourth quarter of 2002 of the Company's non-core asset recycling program and therefore achievement of its goal relative to executing a product strategy focused on its core assets of community and neighborhood shopping centers, the Company reduced its anticipated holding period of certain remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of the properties and the effects of new competition and demand for the properties, the Company determined that its investment in Pointe Orlando and Factory Merchants Barstow was impaired and recorded an impairment of real estate of approximately $88.0 million related to these assets. At Pointe Orlando, the Company took a $70.0 million impairment charge, reducing the book value of this asset to $88.0 million and at Factory Merchants Barstow, the Company took an $18.0 million impairment charge, reducing the book value of this asset to $15.0 million.

5.     Income from Discontinued Operations

        The following is a summary of income from discontinued operations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Total revenue
Garden apartment communities	$—	$—	$56,063
Other discontinued operations	3,896	39,557	41,905
Real estate held for sale	3,124	1,966	2,071

Total revenue	7,020	41,523	100,039

Operating costs
Garden apartment communities	—	—	(25,063)
Other discontinued operations	(591)	(8,800)	(8,822)
Real estate held for sale	(631)	(329)	(337)
Real estate taxes
Garden apartment communities	—	—	(4,039)
Other discontinued operations	(471)	(2,287)	(2,298)
Real estate held for sale	(307)	(111)	(142)
Interest expense
Garden apartment communities	—	—	(4,899)
Other discontinued operations	—	(50)	(245)
Real estate held for sale	(239)	(11)	—
Depreciation and amortization
Garden apartment communities	—	—	(7,947)
Other discontinued operations	(328)	(5,004)	(6,315)
Real estate held for sale	(412)	(271)	(262)
Provision for doubtful accounts
Garden apartment communities	—	—	(436)
Other discontinued operations	(864)	(703)	(766)
Real estate held for sale	33	(29)	(6)
General and administrative expenses
Garden apartment communities	—	—	—
Other discontinued operations	—	(28)	(12)
Real estate held for sale	—	(1)	—

Total operating costs	(3,810)	(17,624)	(61,589)
Income from discontinued operations before impairment and gain on sale	3,210	23,899	38,450
Impairment of real estate held for sale	(6,112)	(13,516)	—
Gain on sale of discontinued garden apartment communities	—	17,007	1,500
Gain on sale of other discontinued operations	4,018	83,830	—

Income from discontinued operations	$1,116	$111,220	$39,950

6.     Pro Forma Financial Information

        The following pro forma financial information for the years ended December 31, 2002 and 2001 is presented as if the EIG Acquisition, the Factory Outlet Disposition, the Company's public offering of 6,900,000 shares of common stock in January 2002 (the "Common Stock Offering"), the CenterAmerica Acquisition, the sale of the Company's garden apartment community portfolio and the consolidation of ERT all occurred on January 1, 2002 and 2001. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

	December 31, 2002	December 31, 2001
	(in thousands, except per share amounts)
Rental revenues	$419,808	$410,373
Expenses	(316,011)	(218,060)
Other expense	(89,922)	(83,672)

Income from continuing operations	$13,875	$108,641

Net income	$125,095	$133,413

Income from continuing operations per share—basic	$0.00	$0.91

Income from continuing operations per share—diluted	$0.00	$0.89

Net income per share—basic	$1.16	$1.18

Net income per share—diluted	$1.13	$1.15

Average shares outstanding—basic	95,649	94,141

Average shares outstanding—diluted	98,590	97,081

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

7.     Marketable Securities

        The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders' equity (in thousands):

	December 31, 2003	December 31, 2002
Cost basis	$973	$973
Unrealized holding gains	1,942	1,142

Fair value	$2,915	$2,115

        The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2003 and 2002.

8.     Mortgages and Notes Receivable

        The Company had the following mortgages and notes receivable (in thousands):

	December 31, 2003	December 31, 2002
Purchase money first mortgages, interest at 7.2% to 10%. Due 2002 to 2003.	$—	$691
Leasehold mortgages, interest at 10% to 12%. Due 2008 to 2010.	1,005	1,093
Promissory Note, interest at 5%. Due 2004.	26,400	—
Promissory Note, interest at 8%. Due 2007	67	67
Promissory Note, interest at 6%. Due 2013.	12,165	—
Other	—	781

Total	$39,637	$2,632

        On November 25, 2003, NP/I&G Institutional Retail Company, LLC, one of the Company's joint ventures (Note 10), issued a promissory note to the Company for approximately $26.4 million. The note bears interest at 5% and is collateralized by a property in Lake Grove, New York. The note is due on May 26, 2004.

        On June 18, 2003, First Westport Properties issued a promissory note to the Company for approximately $12.2 million. The loan bears interest at 6% and is collateralized by a property in Chalfont, Pennsylvania. The note was due on June 18, 2013. In connection with the Company's acquisition of the collateralizing property on January 9, 2004, the note was satisfied.

        At December 31, 2003 and 2002, approximately $0.4 million and $0.1 million, respectively, of the other receivables on the accompanying consolidated balance sheet represented interest and dividends receivable, most of which represented interest receivable related to notes from development companies. The Company has assessed its ability to collect these receivables and expects to realize interest and principal in accordance with the book value of the notes.

9.     ERT Development Corporation

        In 1995, ERT was organized to finance, acquire, develop, hold and sell real estate in the short-term for capital gains and/or to receive fee income. Until July 1, 2001, the Company owned 100% of the outstanding preferred shares of ERT and an officer and director of the Company owned all the common shares. The preferred shares were entitled to receive 95% of dividends, if any, and bore 100% of the losses. Cash requirements to facilitate ERT's transactions were obtained primarily through borrowings from the Company. As of July 1, 2001, the Company purchased all of the common shares of ERT, and ERT is now a wholly owned subsidiary of the Company. In 2001, ERT elected to become a "taxable REIT subsidiary" of the Company under the tax rules applicable to REITs.

        In 2001, the equity in the losses of ERT recorded by the Company was approximately $4.3 million. The ERT condensed statement of income for the year ended December 31, 2001 only reflects six months of revenue and expense because, effective as of July 1, 2001, ERT has been consolidated with the Company.

        Summary unaudited financial information for ERT is as follows (in thousands):

Six Months Ended June 30, 2001
Condensed Statements of Income
Revenues	$12,873
Interest expense to New Plan Excel Realty Trust, Inc.	(4,818)
Other expenses	(12,368)

Net loss	$(4,313)

        ERT has a wholly owned subsidiary, Pointe Orlando Development Company, as well as an investment in joint venture partnerships related to retail and development projects in Frisco, Texas (Preston Ridge Joint Venture). In addition, ERT has a retail and development project, Vail Ranch II, in Temecula, California. ERT accounts for its investments in Preston Ridge and Vail Ranch II using the equity method.

        On January 11, 2001, ERT acquired Stein Mart Center, a 113,000 square foot shopping center located in Poway, California, from Wilton Partners in consideration of $4.9 million of notes receivable and interest due to ERT. This property was subsequently sold in the fourth quarter of fiscal 2002 for approximately $7.1 million.

        On May 18, 2001, The Ellman Companies repaid to ERT approximately $18.9 million of outstanding notes receivable and accrued interest on two properties (Mesa Pavilions and The Groves). Approximately $2.1 million of the proceeds consisted of a note receivable secured by certain interests in the Superior Towne Center, a property for which the Company also held a note receivable. As of December 31, 2003, no amounts remained outstanding under these notes receivable.

10.   Investments in/Advances to Unconsolidated Ventures

        At December 31, 2003, the Company had investments in six joint ventures: (1) Arapahoe Crossings, LP (2) Benbrooke Ventures, (3) CA New Plan Venture Fund, (4) Clearwater Mall, LLC, (5) NP / I&G Institutional Retail Company, LLC and (6) Preston Ridge Joint Venture, which includes The Centre at Preston Ridge, The Market at Preston Ridge and undeveloped land parcels. The Company accounts for these investments using the equity method. The following table summarizes the joint venture projects as of December 31, 2003, as well as the Company's investment in these projects as of December 31, 2003 and 2002 (in thousands).

						Investment in/Advances to as of
	City	State	JV Partner	Percent Ownership		December 31, 2003	December 31, 2002
Arapahoe Crossings, LP
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30	% (2)	$6,599	—
Benbrooke Ventures (3)
Rodney Village	Dover	DE	Benbrooke Partners	50%		*	*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	50%		*	*
						$8,249	$8,894
CA New Plan Venture Fund (4)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%		*	*
Marketplace at Wycliffe	Lake Worth	FL	Major U.S. Pension Fund	10%		*	*
Shoppes of Victoria Square	Port St. Lucie	FL	Major U.S. Pension Fund	10%		*	*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%		*	*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%		*	*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%		*	*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%		*	*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%		*	*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%		*	*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%		*	*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%		*	*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%		*	*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%		*	*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%		*	*
In Process Development / Redevelopment Properties
Clinton Crossing	Clinton	MS	Major U.S. Pension Fund	10%		*	*
						$6,267	$6,371
Clearwater Mall, LLC (5)
Clearwater Mall	Clearwater	FL	The Sembler Company	50%		$4,225	$4,007
NP / I&G Institutional Retail Company, LLC (4)(6)
Lake Grove Plaza	Lake Grove	NY	JPMorgan Fleming Asset Management	20%		$4,349	—

Preston Ridge
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor / George Allen / Milton Schaffer	25%		*		*
The Market at Preston Ridge (7)	Frisco	TX	George Allen / Milton Schaffer	50%		*		*
Undeveloped land parcels (7)	Frisco	TX	George Allen / Milton Schaffer	50%		*		*
						$9,269	(8)	$10,706	(8)
Vail Ranch II
Vail Ranch II	Temecula	CA	Land Grand Development	100	% (9)	$—		$1,256

Investments in/Advances to Unconsolidated Ventures						$38,958		$31,234

*
Multiple properties held in a single investment joint venture.

(1)
The Company receives increased participation after a 10% return.

(2)
As of December 31, 2002, the Company owned a 100% ownership interest in this property. On September 30, 2003, the Company sold 70% of its ownership interest in this property to a third party. Accordingly, the results of operations for this property prior to the sale of this interest were included in the consolidated results of operations of the Company.

(3)
The Company receives a 8.5% preferred return on its investment.

(4)
The Company receives increased participation after 12% IRR.

(5)
The Company receives a 9.5% preferred return on its investment.

(6)
NP / I&G Institutional Retail Company, LLC has approximately $26.4 million of outstanding notes, payable to the Company.

(7)
The Company receives a 10% preferred return on its investment.

(8)
The Company's investment balance includes approximately $2.9 million of outstanding notes receivable.

(9)
As of December 31, 2002, the Company's ownership percentage in this joint venture was 50%. On February 25, 2003, the Company acquired the 50% interest not previously owned. Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% have been included in the consolidated results of operations of the Company.

        Combined summary unaudited financial information for the Company's investments in/advances to unconsolidated ventures is as follows (in thousands):

Condensed Combined Balance Sheets

	December 31, 2003	December 31, 2002
Cash and cash equivalents	$10,170	$12,072
Receivables	7,447	4,569
Property and equipment, net of accumulated depreciation	395,548	270,001
Other assets, net of accumulated amortization	9,700	8,265

Total Assets	$422,865	$294,907

Notes payable	$284,713	$191,971
Accrued interest	1,304	882
Other liabilities	7,764	6,882

Total liabilities	293,781	199,735
Total partners' capital	129,084	95,172

Total liabilities and partners' capital	$422,865	$294,907

Company's investment in / advances to	$38,958	$31,234

Condensed Combined Statements of Income

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Rental revenue	$49,004	$32,840	$20,923
Operating expenses	(13,225)	(4,906)	(3,916)
Interest expense	(10,444)	(10,052)	(7,090)
Other expenses, net	(6,705)	(8,688)	(8,864)

Net income	$18,630	$9,194	$1,053

Company's share of net income (1)	$3,439	$5,244	$985

(1)
Includes preferred returns of $946, $3,761 and $325 as of December 31, 2003, 2002 and 2001, respectively.

        The following is a brief summary of the joint venture obligations that the Company had as of December 31, 2003:

  •
  NP / I&G Institutional Retail Company, LLC. In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $4.3 million had been contributed by the Company as of December 31, 2003. The Company anticipates contributing the remaining $25.7 million during 2004 and 2005. As of December 31, 2003, the joint venture had a mortgage loan outstanding of approximately $26.4 million, payable to the Company (Note 8).

  •
  CA New Plan Venture Fund. The Company has an investment in a joint venture with a third-party institutional investor. The joint venture had loans outstanding of approximately $98.3 million as of December 31, 2003. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $4.9 million had been contributed by the Company as of December 31, 2003. The Company anticipates contributing the remaining $3.4 million during 2004.

  •
  Arapahoe Crossings, LP. On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing the Company's ownership interest from 100% to 30%. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $49.9 million as of December 31, 2003.

  •
  Benbrooke Ventures. The Company has an investment in a joint venture which owned two community and neighborhood shopping centers located in Dover, Delaware and Fruitland, Maryland. Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 80% of any capital required by the joint venture. The Company does not, however, expect that any significant capital contributions will be required.

  •
  Clearwater Mall, LLC. In October 2002, the Company contributed its Clearwater Mall property to this joint venture, which redeveloped the property. The joint venture had loans outstanding of approximately $32.8 million as of December 31, 2003. Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 75% of any capital that might be required by the joint venture. The Company does not, however, expect that any significant capital contributions will be required. On January 30, 2004, the Company purchased the remaining 50% interest in this property (Note 23).

  •
  Preston Ridge Joint Venture. The Company has investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas.

  •
  The Centre at Preston Ridge. Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge. The Company's ownership interest was reduced to 25% from 50% on November 25, 2002 when a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in the joint venture. The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $70.0 million as of December 31, 2003.

  •
  The Market at Preston Ridge. The Company has a 50% investment in a joint venture that owns The Market at Preston Ridge. The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $4.4 million as of December 31, 2003.

  •
  Undeveloped Land Parcel. The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas. The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. As of December 31, 2003, the joint venture had a mortgage loan outstanding of approximately $2.9 million, payable to the Company.

11.   Debt Obligations

        As of December 31, 2003 and 2002, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

			Carrying Value as of
	Maximum Amount Available		December 31, 2003	December 31, 2002	Stated Interest Rates	Scheduled Maturity Date
CREDIT FACILITIES
Fleet Unsecured Term Loan (1)	$—		$—	$155,000	LIBOR + 115 bp (2)	N/A
Fleet Revolving Facility	350,000		191,000	75,000	LIBOR + 105 bp (2)	April 2005
Fleet Secured Term Loan	100,000	(3)	100,000	—	LIBOR + 125 bp (2)	September 2006

Total Credit Facilities	$450,000		$291,000	$230,000

MORTGAGES PAYABLE
Fixed Rate Mortgages			$530,640	$529,256	6.670% - 9.625%	2004 - 2028
Variable Rate Mortgages			10,673	121,541	Variable (4)	2004 - 2011

Total Mortgages			541,313	650,797
Net unamortized premium			16,965	20,403

Total Mortgages, net			$558,278	$671,200

NOTES PAYABLE
7.33% unsecured notes			$—	$49,000	7.330%	N/A
6.88% unsecured notes			75,000	75,000	6.875%	October 2004
7.75% unsecured notes			100,000	100,000	7.750%	April 2005
7.35% unsecured notes			30,000	30,000	7.350%	June 2007
5.88% unsecured notes			250,000	250,000	5.875%	June 2007
7.40% unsecured notes			150,000	150,000	7.400%	September 2009
5.50% unsecured notes			50,000	—	5.500%	November 2013
3.75% unsecured notes (5)			115,000	—	3.750%	June 2023
7.97% unsecured notes			10,000	10,000	7.970%	August 2026
7.65% unsecured notes			25,000	25,000	7.650%	November 2026
7.68% unsecured notes			10,000	10,000	7.680%	November 2026
7.68% unsecured notes			10,000	10,000	7.680%	November 2026
6.90% unsecured notes			25,000	25,000	6.900%	February 2028
6.90% unsecured notes			25,000	25,000	6.900%	February 2028
7.50% unsecured notes			25,000	25,000	7.500%	July 2029

Total Notes			900,000	784,000
Net unamortized discount			(3,116)	(2,222)
Impact of reverse swap agreement			1,280	2,149

Total Notes, net			$898,164	$783,927

NOTES PAYABLE, OTHER (6)			$—	$28,349	Variable	January 2003

CAPITAL LEASES			$28,562	$28,866	7.500%	June 2031

TOTAL DEBT			$1,776,004	$1,742,342

(1)
On September 29, 2003, the Company entered into a new secured term loan facility and, in connection therewith, retired this facility.

(2)
The Company incurs interest using the 30-day LIBOR rate which was 1.13% as of December 31, 2003. The interest rate on this facility adjusts based on the Company's credit rating.

(3)
Under certain circumstances, the maximum amount available under this facility may be increased to $150 million.

(4)
As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, Moody's A Corporate Bond Index or a rate determined by the appropriate remarketing agent plus spreads ranging from 125 to 375 basis points.

(5)
Represents the Company's convertible senior notes.

(6)
Represents a promissory note issued in connection with the EIG Acquisition. The note was repaid in full on January 2, 2003.

        The Company has a $350 million senior unsecured revolving credit facility (the "Fleet Revolving Facility"), which matures on April 25, 2005, with a one-year extension option. On September 29, 2003, the Company amended the total debt to total adjusted assets coverage ratio covenant required by this facility, increasing it from 55.0% to 57.5%. As of December 31, 2003, the Fleet Revolving Facility bore interest at LIBOR plus 105 basis points, based on the Company's current debt rating.

        On September 29, 2003, the Company entered into a $100 million secured term loan facility (the "Fleet Secured Term Loan"), refinancing its $155 million senior unsecured term loan facility (the "Fleet Unsecured Term Loan"). The new facility matures on September 29, 2006, and under certain circumstances, the amount of the facility may be increased to $150 million. The new facility contains all of the covenants that are present in the Fleet Revolving Facility, as amended, as well as certain additional covenants relating to the operating performance of certain properties that collateralize the Fleet Secured Term Loan. As of December 31, 2003, the Fleet Secured Term Loan bore interest at LIBOR plus 125 basis points, based on the Company's current debt rating.

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

  •
  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

        On November 20, 2003, the Company completed a public offering of $50 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.50%. The notes are due on November 20, 2013. The notes were priced at 99.499% of par value to yield 5.566%. Net proceeds from the offering were used to repay $49 million of 7.33% notes scheduled to mature on November 20, 2003.

        On May 19, 2003, the Company completed a public offering of $100 million aggregate principal amount of 3.75% convertible senior notes due June 2023 (the "Convertible Debt Offering"). On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15 million aggregate principal amount of the notes. The notes are convertible into common stock of the Company upon the occurrence of certain events, as discussed below, at an initial conversion price of $25.00 per share. Holders may convert their notes into shares of the Company's common stock (or cash, or a combination of cash and shares of common stock, at the Company's option) under any of the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (ii) if the notes have been called for redemption; (iii) upon the occurrence of certain specified corporate transactions. The notes may not be redeemed by the Company prior to June 9,

2008, but are redeemable for cash, in whole or in part, any time thereafter. The net proceeds to the Company from the offering were approximately $112 million and were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.

        On June 11, 2002, the Company completed a public offering of $250 million aggregate principal amount of 5.875% senior unsecured notes due June 2007 (the "Bond Offering"). Interest on the notes is payable semi-annually on June 15 and December 15. The notes were priced at 99.66% of par value to yield 5.955%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.

        As of December 31, 2003, future expected/scheduled maturities of outstanding long-term debt obligations were as follows (in thousands):

2004	$112,069
2005	364,909
2006	128,761
2007	320,415
2008	187,186
Thereafter	647,535

Total debt maturities	1,760,875
Net unamortized premiums on mortgages	16,965
Net unamortized discount on notes	(3,116)
Impact of reverse swap agreement	1,280

Total debt obligations	$1,776,004

12.   Other Liabilities

        Other liabilities are comprised of the following (in thousands):

	December 31, 2003	December 31, 2002
Property and other taxes payable	$28,799	$35,226
Interest payable	12,261	12,891
Accounts payable	6,296	8,603
Accrued construction costs	5,192	9,406
Deferred rent expense and rents received in advance	726	1,388
Amounts due seller of property	2,485	9,031
Deferred gain	1,426	—
Accrued professional and personnel costs	12,738	10,405
Accrued insurance	5,305	3,525
Acquisition / disposition costs	3,454	7,914
Other	20,160	8,301

Total	$98,842	$106,690

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

        During the three months ended June 30, 2003, in order to mitigate the potential risk of adverse changes in the interest rate on the cash flows for anticipated fixed rate borrowings, the Company entered into a 10-year forward starting interest rate swap for an aggregate of approximately $47.0 million in notional amount. This derivative instrument was expected to be used to hedge the risk of changes in interest cash outflows on an anticipated fixed rate financing by effectively locking the LIBOR swap rate at 4.1135%. The swap was cash settled upon completion of the forecasted transaction. The Company received approximately $2.2 million during the fourth quarter of 2003. The effective portion of the gain on the swap was deferred in accumulated other comprehensive income and will be amortized into earnings as a decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

        During the three months ended June 30, 2002, in order to hedge a portion of the expected cash flows on the anticipated long-term fixed rate borrowing, the Company entered into certain derivative instruments based on LIBOR for an aggregate of approximately $90.0 million in notional amount. Under these agreements, the Company would generally settle the agreement upon consummation of the forecasted issuance of debt, at which time the Company would receive additional cash flow settlement if interest rates rose and pay cash if interest rates fell. On June 11, 2002, upon consummation of the Bond Offering, the Company settled these agreements for an aggregate payment of approximately $1.9 million. The effects of such payments are deferred in accumulated other comprehensive income and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.

        The following table summarizes the terms and fair values of the Company's derivative financial instruments at December 31, 2003 (in thousands). The notional amount at December 31, 2003 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$1,280

					$1,280

        On December 31, 2003, the derivative instrument was reported at its fair value as an Other Asset of $1.3 million. Additionally, the reverse arrears swap debt of approximately $1.3 million at December 31, 2003 was reported as a component of the note payable to which it was assigned. As of December 31, 2003, there were $0.8 million in deferred income represented in OCI relating to the unamortized portion of the settled swaps.

        Over time, the unrealized gains and losses held in OCI (Note 18) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Approximately $0.2 million of expense, net is expected to be amortized into other comprehensive income over the next 12 months. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

  Concentration of Credit Risk

        A concentration of credit risk arises in the Company's business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue that is magnified as a result of the tenant renting space in multiple locations. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant exceeds 5% of annual reported rental income.

14.   Minority Interest in Consolidated Partnership

        In 1995, ERP, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their net income and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company's option, shares of common stock of the Company), cash and the assumption of mortgage indebtedness. The units are convertible into shares of common stock of the Company at exchange ratios ranging from 1.0 to 1.4 shares of common stock per unit. ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2000	3,256,457	2,163,743	1,092,714
Issued	15,951	15,951	—
Redeemed	(15,951)	—	(15,951)

Outstanding at December 31, 2001	3,256,457	2,179,694	1,076,763
Issued (1)	2,632,439	1,250,830	1,381,609
Redeemed	(323,830)	—	(323,830)

Outstanding at December 31, 2002	5,565,066	3,430,524	2,134,542
Issued	1,541	1,541	—
Redeemed	(1,541)	—	(1,541)

Outstanding at December 31, 2003	5,565,066	3,432,065	2,133,001

(1)
Includes units issued in connection with the EIG Acquisition of approximately 0.9 million and 1.4 million for the Company and Limited Partner, respectively.

15.   Stockholders' Equity

  Common Stock

        To maintain its qualification as a REIT, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

        On January 29, 2002, the Company completed the Common Stock Offering. The net proceeds to the Company from the Common Stock Offering were approximately $120.7 million and were used initially to pay down amounts outstanding under the Company's then existing revolving credit facilities (which amounts were subsequently re-drawn to finance the CenterAmerica Acquisition).

        On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in "at the market" transactions. As of December 31, 2003, the Company had not issued or sold any common stock under this distribution program.

  Common Stock Repurchases

        In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 2003, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share. Of this amount, approximately 0 and 50,000 shares were repurchased and retired in 2003 and 2002, respectively.

  Preferred Stock

        On July 15, 2002, the Company redeemed all of its outstanding shares of 8 1/2% Series A Cumulative Convertible Preferred Stock (the "Preferred A Shares"). Each Preferred A Share was redeemed for 1.24384 shares of common stock of the Company, and resulted in the issuance of approximately 1.9 million shares of common stock at an equivalent of $20.10 per share. The redemption occurred at a discount to the carrying value of the preferred stock, with such discount aggregating approximately $7.0 million based on shares redeemed by the Company at the closing price at redemption.

        On April 21, 2003, the Company completed a public offering of 8,000,000 depositary shares, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the "Preferred Stock Offering"). The net proceeds to the Company from the Preferred Stock Offering were approximately $193 million and were used to redeem all of the Company's outstanding Series B depositary shares (the "Series B Preferred Stock Redemption"), each of which represented a 1/10 fractional interest of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, as well as to repay a portion of the amount outstanding under the Fleet Revolving Facility.

        On May 5, 2003, the Company completed the Series B Preferred Stock Redemption at an aggregate cost of $158 million. The redemption occurred at a premium to the carrying value of the preferred stock, aggregating approximately $0.6 million based on shares redeemed by the Company at the closing price at redemption.

        The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the "Preferred D Shares"), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.

  Options

        The Company has two active stock option plans (the "Plans") and three option plans under which grants are no longer made. In addition, two option grants were made to the Chief Executive Officer in February 2000 which were not part of the previously mentioned plans. Pursuant to the five plans and two additional option grants, options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company. The two active plans are the 2003 Stock Incentive Plan (the "2003 Plan") and the 1994 Directors Plan (the "1994 Plan"). The 2003

Plan provides for both option and stock grants to employees and directors. The exercise price of stock options granted pursuant to each of the Plans is required to be no less than the fair market value of a share on the date of grant. The vesting schedule for the 2003 Plan is determined at the time of grant and the grants under the 1994 Plan vest 100% at the grant date. As of December 31, 2003, approximately 4.7 million option shares were available for grant under the 2003 Plan, including approximately 0.9 million shares available for stock grant. As of December 31, 2003, approximately 0.2 million option shares were available for grant under the 1994 Plan. The ability to make grants of stock options under the 1994 Plan expires in May 2004. The options outstanding at December 31, 2003 had exercise prices from $12.8125 to $25.25 and a weighted average remaining contractual life of approximately seven years. The total option shares, under all five plans and two additional option grants, exercisable at December 31, 2003, are approximately 1.5 million.

        The following tables summarize information concerning outstanding and exercisable options as of December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$12.8125 - $13.8125	803,736	6.1	$12.8448	227,656	$12.9267
$14.0000 - $14.4375	152,700	6.5	$14.2543	24,900	$14.0000
$15.4800 - $17.1100	537,446	7.2	$15.5642	103,126	$15.9186
$18.1875 - $18.7500	8,500	5.7	$18.5184	6,800	$18.5184
$19.1600 - $19.9900	2,077,186	8.2	$19.7277	415,008	$19.9006
$20.0625 - $20.8300	116,530	6.2	$20.3227	116,530	$20.3227
$21.3750 - $21.8750	51,750	0.4	$21.8557	51,750	$21.8557
$22.6250 - $22.9375	24,200	1.0	$22.7686	24,200	$22.7686
$23.0000 - $25.2500	532,550	1.0	$24.1431	532,550	$24.1431

Total	4,304,598	7.0	$18.3312	1,502,520	$20.1166

        Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2000	5,702,708	$19.53

Granted	746,250	$15.58
Exercised	(134,488)	$15.13
Forfeited	(1,265,680)	$23.22

Outstanding at December 31, 2001	5,048,790	$18.14

Granted	1,331,000	$19.98
Exercised	(417,237)	$17.25
Forfeited	(782,713)	$19.98

Outstanding at December 31, 2002	5,179,840	$18.41

Granted	684,999	$19.25
Exercised	(742,697)	$18.58
Forfeited	(817,544)	$19.46

Outstanding at December 31, 2003	4,304,598	$18.33

Options exercisable at December 31, 2003	1,502,520	$20.12

Options exercisable at December 31, 2002	2,449,300	$20.10

Options exercisable at December 31, 2001	2,759,000	$20.03

        SFAS No. 123 requires either the recording or disclosure of compensation cost for stock-based employee compensation plans at fair value. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized by the Company.

        Had compensation cost for the Company's stock options issued prior to December 31, 2002 been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123 (prospective adoption of SFAS 148—see Note 2), the Company's net income in the year ended December 31, 2003 would have been reduced by $2.0 million from $129.0 million to $127.0 million (resulting in net income of $1.08 per share—basic and $1.07 per share—diluted). In the year ended December 31, 2002, net income would have been reduced by $2.2 million from $122.1 million to $119.9 million (resulting in net income of $1.11 per share—basic and $1.10 per share—diluted). In the year ended December 31, 2001, net income would have been reduced by $2.1 million from $105.2 million to $103.1 million (resulting in net income of $0.92 per share—basic and diluted).

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in each of the three years ended December 31, 2003, 2002 and 2001, respectively: dividend yield of 9.23%, 9.23%, and 8.24%, respectively; expected volatility of 22.91%, 22.88%, and 25.11%, respectively; risk-free interest rate of 2.65%, 4.46%, and 4.54%, respectively; and expected life of 5.4 years, 3.7 years, and 3.9 years, respectively. The per share weighted average fair value at the dates of grant for options awarded for the above periods was $1.09, $1.33, and $1.45, respectively.

  Dividends Paid and Payable (in thousands):

Dividends declared in 2001, paid in 2001	$124,898
Dividends declared in 2001, paid in 2002	41,692
Dividends declared in 2002, paid in 2002	134,310
Dividends declared in 2002, paid in 2003	44,836
Dividends declared in 2003, paid in 2003	136,316
Dividends declared in 2003, payable in 2004	45,696

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

        The Company intends to continue to declare quarterly distributions. No assurance, however, can be provided as to the amounts or timing of future distributions, as the maintenance of such distributions is subject to various factors, including the discretion of the Company's Board of Directors, limitation provisions of the Company's debt instruments, the ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements.

  Dividend Reinvestment Plan

        The Company has a Dividend Reinvestment and Share Purchase Plan whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company. The additional shares currently are issued directly by the Company.

  Earnings per Share (EPS)

        In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Basic EPS
Numerator:
Income from continuing operations	$127,905	$10,842	$65,212
Preferred dividends	(21,170)	(21,023)	(22,639)
(Premium) discount on redemption of preferred stock	(630)	6,997	—

Net income available to common shares from continuing operations—basic	106,105	(3,184)	42,573
Results of operations of discontinued garden apartment communities	—	17,007	15,179
Income from other discontinued operations	1,116	94,213	24,771

Net income available to common shares from discontinued operations—basic	1,116	111,220	39,950
Net income available to common shares—basic	$107,221	$108,036	$82,523

Denominator:
Weighted average of common shares outstanding	97,318	95,119	87,241

Earnings per share—continuing operations	$1.09	$(0.03)	$0.49
Earnings per share—discontinued operations	0.01	1.17	0.46

Basic earnings per common share	$1.10	$1.14	$0.95

Diluted EPS
Numerator:
Income from continuing operations	$127,905	$10,842	$65,212
Preferred dividends	(21,170)	(21,023)	(22,639)
(Premium) discount on redemption of preferred stock	(630)	6,997	—
Minority interest	1,555	642	848

Net income available to common shares from continuing operations—diluted	107,660	(2,542)	43,421

Results of operations of discontinued garden apartment communities	—	17,007	15,179
Income from other discontinued operations	1,116	94,213	24,771

Net income available to common shares from discontinued operations—diluted	1,116	111,220	39,950

Net income available to common shares—diluted	$108,776	$108,678	$83,371

Denominator:
Weighted average of common shares outstanding—basic	97,318	95,119	87,241
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	2,178	897	1,231
Common stock options	773	536	327

Weighted average of common shares outstanding—diluted	100,269	96,552	88,799

Earnings per share—continuing operations	$1.07	$(0.02)	$0.49
Earnings per share—discontinued operations	0.01	1.15	0.45

Diluted earnings per common share	$1.08	$1.13	$0.94

Note—Preferred A shares are anti-dilutive for earnings per share calculations. On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock. The redemption resulted in a one-time discount, which is reflected above in the year ended December 31, 2002. For the 12 months ended December 31, 2003, 2002 and 2001 there were approximately 0.5 million, 2.7 million and 3.1 million stock options, respectively, that were anti-dilutive. Additionally, debt issued in the Convertible Debt Offering is not included in the diluted calculation, as conversion triggers have not yet occurred.

16.   Fair Value of Financial Instruments

        The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2003 and 2002, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2003 and 2002 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

        The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable	$39,637	$40,228	$2,632	$2,876
Mortgages payable	558,278	544,751	671,200	668,534
Notes payable	898,164	1,074,352	783,927	827,609
Credit facilities	291,000	293,283	230,000	231,284

17.   Commitments and Contingencies

  General

        The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is involved in routine litigation arising in the ordinary course of business, none of which is believe to be material. The Company has, however, reserved approximately $2.3 million as of December 31, 2003 in connection with a particular tenant litigation. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company's ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

  Funding Commitments

        In addition to the joint venture funding commitments described in Note 10 above, the Company also had the following contractual obligations as of December 31, 2003, none of which the Company believes will have a material adverse affect on the Company's operations:

  •
  Non-Recourse Debt Guarantees.    Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2003, the Company had mortgage loans outstanding of approximately $558.3 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $255.4 million.

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

Year
2004	$1,356
2005	1,324
2006	833
2007	543
2008	398
Thereafter	12,644

  Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in their property or disposed of by them, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Company knew of, or was responsible for, the presence of these hazardous or toxic substances. As is common with community and neighborhood shopping centers, many of the Company's properties had or have on-site dry cleaners and/or on-site gasoline facilities. These operations could potentially result in environmental contamination at the properties.

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

18.   Comprehensive Income

        Total comprehensive income was $132.4 million, $123.4 million, and $102.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and the Company's mark-to-market on its available-for-sale securities.

        As of December 31, 2003 and 2002, accumulated other comprehensive income (loss) reflected in the Company's stockholders' equity on the consolidated balance sheet is comprised of the following (in thousands):

	As of December 31,
	2003	2002
Realized/unrealized gains on available-for-sale securities	$1,942	$1,142
Realized gains on interest risk hedges	2,195	—
Realized losses on interest risk hedges	(1,352)	(1,735)

Accumulated other comprehensive income (loss)	$2,785	$(593)

19.   Future Minimum Annual Base Rents

        Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2003 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2004	$381,468
2005	339,035
2006	293,006
2007	247,014
2008	205,179
Thereafter	984,390

        The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the years ended December 31, 2003, 2002, and 2001 amounted to approximately $110.3 million, $99.1 million, and $77.9 million, respectively.

20.   Severance Costs

        During the years ended December 31, 2003, 2002 and 2001, the Company recorded executive severance costs of $0, $0, and $0.9 million, respectively. During 2001, two executives resigned their positions.

21.   Retirement Plan

        The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee's eligible compensation. For the years ended December 31, 2003, 2002, and 2001, the Company's expense for the Savings Plan was approximately $0.5 million, $0.3 million, and $0.2 million, respectively.

22.   Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income	Net Income Per Share-Basic	Net Income Per Share-Diluted
Year Ended December 31, 2003:
First quarter	$120,384	$35,189	$0.31	$0.31
Second quarter	120,733	32,528	0.27	0.27
Third quarter	118,793	31,711	0.27	0.27
Fourth quarter	119,972	29,593	0.25	0.24
Year Ended December 31, 2002:
First quarter	$83,513	$21,988	$0.18	$0.18
Second quarter	100,261	30,761	0.27	0.26
Third quarter	100,273	29,791	0.33	0.33
Fourth quarter	104,005	39,522	0.36	0.36
Year Ended December 31, 2001:
First quarter	$71,575	$27,203	$0.25	$0.25
Second quarter	72,023	27,781	0.25	0.25
Third quarter	73,181	23,061	0.20	0.20
Fourth quarter	77,222	27,117	0.25	0.24

(1)
Amounts have been adjusted to give effect to the Company's discontinued operations, in accordance with SFAS No. 144.

23.   Subsequent Events

  Clearwater Mall Acquisition

        On January 30, 2004, the Company purchased the remaining 50% interest in Clearwater Mall, increasing the Company's ownership interest to 100% from 50%. The purchase price for the acquisition was approximately $30 million. Clearwater Mall, located in Clearwater, Florida, is a community shopping center encompassing a 72-acre site with 284,184 square feet of leased space, as well as non-owned Costco, Lowe's and SuperTarget anchors. From and after the date of acquisition, the results of operations of Clearwater Mall will be included in the consolidated results of operations of the Company.

  Issuance of Senior Unsecured Notes

        On February 6, 2004, the Company completed a public offering of $150 million aggregate principal amount of 4.50% senior unsecured notes. The notes are due February 1, 2011. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility. On January 30, 2004, in anticipation of the offering, the Company entered into reverse interest rate swaps that effectively converted the interest rate on $100 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate. The swaps will terminate on February 1, 2011.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balances at Beginning of Period	Charged to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$15,307	$2,385	$742	$16,950

Year ended December 31, 2002	$15,633	$4,345	$4,671	$15,307

Year ended December 31, 2001	$12,816	$6,453	$3,636	$15,633

		Additions	Deductions
	Balances at Beginning of Period	Charged to Expense	Written Off	Balance at End of Period
Reserve for straight-line rents:
Year ended December 31, 2003	$5,130	$1,093	$(778)	$5,445

Year ended December 31, 2002	$4,528	$1,169	$(567)	$5,130

Year ended December 31, 2001	$3,982	$1,028	$(482)	$4,528

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Cloverdale Village Florence, AL		634,152	2,536,606	15,332	634,152	2,551,938	3,186,089	(589,208)	1986	Oct-94	40
Riverview Plaza Gadsden, AL	(4,870,393)	2,072,169	8,286,847	91,626	2,072,169	8,378,473	10,450,642	(1,083,285)	1990	Oct-95	40
Grants Mill Station Irondale, AL	(6,860,877)	2,888,819	11,555,308	146,187	2,888,819	11,701,495	14,590,314	(1,534,625)	1991	Jul-98	40
Kroger Muscle Shoals, AL		102,822	396,597		102,822	396,597	499,419	(52,599)	1982	Aug-93	40
Kroger Muscle Shoals, AL		429,999	1,659,638		429,999	1,659,638	2,089,637	(220,103)	1982	Aug-93	40
Kroger Scottsboro, AL		369,815	1,427,451		369,815	1,427,451	1,797,266	(189,301)	1982	Aug-93	40
Payton Park Sylacauga, AL		3,584,697	14,339,021	54,600	3,584,697	14,393,621	17,978,318	(1,875,867)	1995	Jul-98	40
Conway Towne Center Conway, AR		2,835,585	8,506,754	92,739	2,835,585	8,599,493	11,435,078	(222,430)	1986	Dec-02	40
Kmart Pine Bluff, AR		490,287	1,892,538		490,287	1,892,538	2,382,826	(250,983)	1980	Jan-94	40
Glendale Galleria Glendale, AZ		2,869,504	11,478,248	200,965	2,869,504	11,679,213	14,548,717	(1,548,796)	1991	Aug-97	40
Kmart Plaza Mesa, AZ		1,147,194	4,588,778	229,121	1,147,194	4,817,899	5,965,093	(641,719)	1970	Dec-90	40
Sun Valley Plaza Mesa, AZ		1,188,094	4,752,619	221,569	1,188,094	4,974,188	6,162,283	(651,726)	1981	May-94	40
Southern Village Mesa Mesa, AZ		1,712,353	6,849,509	100,786	1,712,353	6,950,295	8,662,648	(927,207)	1987	Aug-97	40
Metro Marketplace Phoenix, AZ		5,098,702	20,521,995	147,434	5,098,702	20,669,430	25,768,132	(2,696,098)	1988	Jun-91	40
Northmall Centre Tucson, AZ		4,762,481	12,630,121	125,312	4,762,481	12,755,433	17,517,914	(1,656,903)	1996	Dec-96	40
Bakersfield Plaza Bakersfield, CA		(28,534)	27,597,943	198,031	(28,534)	27,795,974	27,767,441	(3,290,531)	1970	Jun-97	40
Factory Merchants Barstow Barstow, CA		5,730,337	4,936,349	11,452,056	5,730,337	16,388,404	22,118,741	(7,897,136)	1989	Nov-93	40
Sony/Kinko Burbank, CA		1,153,334	4,613,209	31,150	1,153,334	4,644,359	5,797,693	(605,865)	1988	May-89	40
Carmen Plaza Camarilla, CA		1,872,708	7,491,044	710,488	1,872,708	8,201,532	10,074,240	(1,045,721)	1971	Jun-97	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Cudahy Plaza Cudahy, CA			10,019,146	162,579		10,181,725	10,181,725	(1,211,469)	1968	Jun-97	40
Broadway Faire Fresno, CA		2,795,383	11,181,648	20,640	2,795,383	11,202,288	13,997,671	(1,457,683)	1995	Apr-97	40
Arbor Faire Fresno, CA		4,378,813	17,624,497	35,553	4,378,813	17,660,050	22,038,863	(2,290,386)	1993	Apr-97	40
Briggsmore Plaza Modesto, CA	(169,370)	1,663,885	6,653,828	224,452	1,663,885	6,878,279	8,542,164	(898,150)	1974	Jun-97	40
Montebello Plaza Montebello, CA	(4,462,407)	5,801,166	23,202,411	248,770	5,801,166	23,451,181	29,252,348	(3,044,934)	1974	Jun-97	40
Paradise Plaza Paradise, CA	(1,823,695)	1,709,966	6,840,630	243,964	1,709,966	7,084,594	8,794,560	(908,467)	1979	Jun-97	40
Metro 580 Pleasanton, CA		5,876,389	23,651,921	16,725	5,876,389	23,668,646	29,545,035	(3,075,682)	1996	Sep-97	40
Rose Pavilion Pleasanton, CA		11,389,328	45,840,252	279,997	11,389,328	46,120,249	57,509,576	(5,979,123)	1987	Feb-98	40
San Dimas Plaza San Dimas, CA		4,597,244	18,336,392	482,147	4,597,244	18,818,540	23,415,784	(2,361,252)	1986	Oct-97	40
Bristol Plaza Santa Ana, CA			15,222,022	296,059		15,518,081	15,518,081	(1,832,483)	1972	Jun-97	40
Vail Ranch Center Temecula, CA		4,815,234	19,649,675	23,910	4,815,234	19,673,585	24,488,819	(1,562,448)	1997	Feb-03	40
Arvada Plaza Arvada, CO	(2,312,065)	1,214,994	3,820,483		1,214,994	3,820,483	5,035,478	(99,340)	1977	Dec-02	40
Aurora Plaza Aurora, CO	(6,849,173)	2,730,228	8,190,684	52,963	2,730,228	8,243,647	10,973,875	(214,691)	1965	Dec-02	40
Superior Marketplace Superior, CO		24,063,360	15,637,888	1,174,116	24,063,360	16,812,004	40,875,364	(408,052)	1997	Jul-02	40
Westminster City Center Westminster, CO	(28,178,410)	12,256,884	49,332,701	65,155	12,256,884	49,397,856	61,654,740	(6,421,253)	1996	Dec-97	40
Doverama at Rodney Dover, DE		50,755	311,781		50,755	311,781	362,536	(117,920)	1959	Jan-69	40
Brooksville Square Brooksville, FL		2,720,155	10,880,418	116,482	2,720,155	10,996,900	13,717,055	(1,438,879)	1987	Mar-94	40
Coconut Creek Coconut Creek, FL		16,222,504	9,021,223		16,222,504	9,021,223	25,243,727	(413,473)	1983	Mar-02	40
Northgate DeLand, FL	(6,801,918)	2,957,640	11,830,664	72,601	2,957,640	11,903,265	14,860,905	(1,558,484)	1972	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Morse Shores Ft. Meyers, FL		3,115,638	4,238,325		3,115,638	4,238,325	7,353,963	(194,257)	1983	Mar-02	40
Sun Plaza Ft. Walton Beach, FL	(10,335,648)	3,356,305	10,068,916		3,356,305	10,068,916	13,425,221	(261,867)	1970	Dec-02	40
Holly Hill Shopping Center Holly Hill, FL		1,597,073	4,791,219	18,040	1,597,073	4,809,259	6,406,331	(125,673)	1984	Dec-02	40
Regency Park Jacksonville, FL		3,888,425	15,553,501	357,369	3,888,425	15,910,870	19,799,295	(2,567,146)	1985	Jun-97	40
Normandy Square Jacksonville, FL	(3,163,344)	1,408,006	4,224,017	13,288	1,408,006	4,237,305	5,645,310	(109,710)	1976	Dec-02	40
Plaza 66 Kenneth City, FL		1,618,156	4,854,469		1,618,156	4,854,469	6,472,625	(126,418)	1985	Dec-02	40
Eastgate Shopping Center Lake Wales, FL		1,542,842	447,476	40,430	1,542,842	487,906	2,030,749	(624,942)	1987	Nov-93	40
Leesburg Square Leesburg, FL		1,051,639	4,206,554	139,399	1,051,639	4,345,953	5,397,591	(582,560)	1986	Dec-92	40
The Mall at 163rd Street Miami, FL		4,540,914	10,708,787	145,839	4,540,914	10,854,626	15,395,539	(660,799)	1956	Dec-98	40
Miami Gardens Miami, FL		5,418,459	22,098,501	108,835	5,418,459	22,207,336	27,625,795	(2,885,229)	1996	Oct-97	40
Freedom Square Naples, FL		3,340,254	13,361,049	39,778	3,340,254	13,400,827	16,741,080	(1,744,724)	1995	Oct-97	40
Southgate New Port Richey, FL		4,253,341	3,981,290	248,014	4,253,341	4,229,303	8,482,644	(653,683)	1966	Aug-97	40
Presidential Plaza North Lauderdale, FL		1,750,441	3,269,390	256,776	1,750,441	3,526,166	5,276,607	(601,166)	1977	Apr-97	40
Colonial Marketplace Orlando, FL		2,524,647	3,504,446	289,673	2,524,647	3,794,120	6,318,766	(531,218)	1986	Apr-98	40
Pointe*Orlando Orlando, FL		23,563,524	45,638,082	9,613,966	23,563,524	55,252,048	78,815,572	(6,035,120)	1997	Nov-99	40
Silver Hills Orlando, FL		1,487,419	2,176,903		1,487,419	2,176,903	3,664,321	(99,775)	1985	Mar-02	40
23rd Street Station Panama City, FL		1,849,668	7,398,843	205,413	1,849,668	7,604,256	9,453,924	(1,011,817)	1986	Jul-98	40
Panama City Square Panama City, FL	(12,551,163)	5,339,234	13,071,917		5,339,234	13,071,917	18,411,150	(163,272)	1989	Jun-03	40
Pensacola Square Pensacola, FL		3,060,786	9,182,358		3,060,786	9,182,358	12,243,144	(239,124)	1986	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Riverwood Port Orange, FL		2,236,444	1,500,580	111,495	2,236,444	1,612,075	3,848,519	(258,951)	1990	Sep-97	40
Seminole Plaza Seminole, FL		2,033,780	2,215,356	117,242	2,033,780	2,332,598	4,366,378	(331,323)	1964	Jun-98	40
Rutland Plaza St. Petersburg, FL		1,443,294	5,773,175	955,632	1,443,294	6,728,807	8,172,101	(1,100,201)	1964	Nov-96	40
Eagles Park St. Petersburg, FL		2,804,604	5,527,812	26,591	2,804,604	5,554,403	8,359,007	(257,347)	1986	Mar-02	40
Skyway Plaza St. Petersburg, FL	(4,143,371)	1,859,960	5,579,881		1,859,960	5,579,881	7,439,842	(144,769)	1959	Dec-02	40
Downtown Publix Stuart, FL		5,431,541	5,906,376	14,800	5,431,541	5,921,176	11,352,716	(271,326)	1965	Mar-02	40
Tarpon Mall Tarpon Springs, FL		2,628,079	7,884,238		2,628,079	7,884,238	10,512,317	(205,319)	1950	Dec-02	40
Southgate Plaza Albany, GA		231,517	970,811	465,330	231,517	1,436,141	1,667,657	(431,715)	1969	Jul-90	40
Albany Plaza Albany, GA		696,447	2,799,786	249,631	696,447	3,049,418	3,745,864	(736,632)	1968	May-94	40
Perlis Plaza Americus, GA		774,966	5,301,644	833,442	774,966	6,135,087	6,910,053	(1,946,382)	1972	Jul-90	40
Northeast Plaza Atlanta, GA		5,577,118	16,731,354	66,777	5,577,118	16,798,131	22,375,249	(437,374)	1952	Dec-02	40
North Leg Plaza Augusta, GA		1,103,517	3,310,551	11,400	1,103,517	3,321,951	4,425,468	(86,402)	1987	Dec-02	40
Sweetwater Village Austell, GA		707,938	2,831,750	56,268	707,938	2,888,019	3,595,956	(661,148)	1985	Oct-94	40
Cedar Plaza Cedartown, GA		905,977	3,713,207	128,416	905,977	3,841,623	4,747,600	(844,004)	1994	Oct-94	40
Covered Bridge Clayton, GA	(2,828,508)	937,028	2,811,085	11,275	937,028	2,822,360	3,759,388	(73,276)	1986	Dec-02	40
Cordele Square Cordele, GA		864,335	3,457,337	1,078,339	864,335	4,535,677	5,400,012	(1,325,450)	1968	Jul-90	40
Southgate Plaza Cordele, GA		202,682	958,998	251,948	202,682	1,210,945	1,413,627	(377,253)	1969	Jul-90	40
Habersham Village Cornelia, GA		1,301,643	4,340,422	74,310	1,301,643	4,414,732	5,716,376	(1,279,126)	1985	May-92	40
Habersham Crossing Cornelia, GA	(3,705,230)	1,644,936	6,580,461	84,303	1,644,936	6,664,763	8,309,699	(866,022)	1990	Mar-96	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Covington Gallery Covington, GA		2,494,987	9,979,830	105,426	2,494,987	10,085,256	12,580,242	(1,311,378)	1991	Dec-93	40
Northside Plaza Dalton, GA	(2,196,399)	966,750	4,003,468	330,431	966,750	4,333,899	5,300,649	(528,479)	1990	Oct-95	40
Midway Village Douglasville, GA		1,553,580	2,887,506	86,536	1,553,580	2,974,042	4,527,622	(485,502)	1989	May-97	40
Westgate Dublin, GA		699,174	5,834,809	412,852	699,174	6,247,662	6,946,836	(2,058,111)	1980	Jul-90	40
Rite Aid East Albany, GA		92,794	358,295		92,794	358,295	451,089	(47,516)	1982	Aug-93	40
Kroger East Albany, GA		336,205	1,297,375		336,205	1,297,375	1,633,580	(172,061)	1982	Aug-93	40
New Chastain Corners Marietta, GA		2,457,446	5,741,641	253,561	2,457,446	5,995,203	8,452,649	(977,760)	1990	Jul-97	40
Marshalls at Eastlake Marietta, GA		1,710,517	2,069,483	62,990	1,710,517	2,132,473	3,842,990	(280,323)	1982	Oct-98	40
Pavilions at Eastlake Marietta, GA		2,812,000	11,249,970	272,144	2,812,000	11,522,114	14,334,114	(1,386,681)	1986	Mar-99	40
Village At Southlake Morrow, GA		1,733,198	3,017,677	59,562	1,733,198	3,077,239	4,810,437	(436,642)	1983	Apr-98	40
Merchants Crossing Newnan, GA	(5,718,494)	2,077,145	6,231,434		2,077,145	6,231,434	8,308,579	(161,870)	1974	Dec-02	40
Perry Marketplace Perry, GA	(4,238,209)	2,776,518	11,105,959	23,742	2,776,518	11,129,701	13,906,219	(1,450,372)	1992	Dec-92	40
Creekwood Shopping Center Rex, GA		1,160,203	3,482,609	31,464	1,160,203	3,514,073	4,674,275	(574,718)	1990	May-97	40
Shops Of Riverdale Riverdale, GA		327,573	1,310,374	4,075	327,573	1,314,449	1,642,021	(179,751)	1995	Feb-96	40
Victory Square Savannah, GA		1,206,181	4,824,725	247,677	1,206,181	5,072,402	6,278,583	(1,429,841)	1986	Jul-92	40
Eisenhower Square Savannah, GA		1,029,500	4,117,700	325,988	1,029,500	4,443,688	5,473,188	(717,994)	1985	Jul-97	40
Wisteria Village Snellville, GA		2,542,919	10,200,657	138,803	2,542,919	10,339,460	12,882,379	(1,364,136)	1985	Oct-95	40
University Commons Statesboro, GA		1,312,739	5,250,755		1,312,739	5,250,755	6,563,494	(683,380)	1994	Jul-96	40
Westgate Tifton, GA		156,269	304,704	5,661	156,269	310,365	466,635	(103,831)	1980	Jul-90	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Tift-Town Tifton, GA		271,444	1,325,238	469,329	271,444	1,794,567	2,066,011	(535,646)	1965	Jul-90	40
Kmart Atlantic, IA		293,138	1,134,513		293,138	1,134,513	1,427,652	(150,292)	1980	Jan-94	40
Haymarket Square Des Moines, IA		2,056,172	8,224,688	716,043	2,056,172	8,940,731	10,996,903	(1,941,814)	1979	May-95	40
Haymarket Mall Des Moines, IA		1,230,252	5,031,799	1,496,531	1,230,252	6,528,330	7,758,581	(1,202,850)	1979	May-95	40
Festival Center Bradley, IL	(2,878,367)	912,590	2,737,771	6,825	912,590	2,744,596	3,657,186	(71,014)	1989	Dec-02	40
Southfield Plaza Bridgeview, IL		3,188,496	3,897,167	2,597,774	3,188,496	6,494,941	9,683,437	(1,141,914)	1958	Dec-96	40
Pershing Plaza Decatur, IL		750,298	2,250,894		750,298	2,250,894	3,001,192	(58,617)	1986	Dec-02	40
Freeport Plaza Freeport, IL		1,197,600	3,592,798	29,360	1,197,600	3,622,158	4,819,758	(93,807)	1968	Dec-02	40
Westridge Court Naperville, IL		9,843,696	39,373,783	2,022,174	9,843,696	41,395,957	51,239,653	(6,489,630)	1990	Jul-97	40
Olympia Corners Olympia Fields, IL	(5,552,666)	2,010,324	6,030,973	77,310	2,010,324	6,108,283	8,118,607	(157,521)	1988	Dec-02	40
Tinley Park Plaza Tinley Park, IL		2,607,702	10,430,808	405,301	2,607,702	10,836,108	13,443,810	(2,250,533)	1973	Sep-95	40
Columbus Center Columbus, IN		599,158	1,952,355	662,259	599,158	2,614,614	3,213,772	(968,364)	1964	Dec-88	40
Elkhart Plaza West Elkhart, IN		1,613,694	4,841,082	2,335	1,613,694	4,843,417	6,457,111	(126,097)	1997	Dec-02	40
Elkhart Market Centre Goshen, IN	(13,637,072)	4,785,496	14,356,488	4,700	4,785,496	14,361,188	19,146,684	(373,497)	1990	Dec-02	40
Marwood Plaza Indianapolis, IN	(4,939,847)	2,217,827	6,653,481	49,012	2,217,827	6,702,493	8,920,320	(173,923)	1966	Dec-02	40
Westlane Shopping Center Indianapolis, IN		898,887	2,696,662	73,170	898,887	2,769,832	3,668,719	(70,266)	1968	Dec-02	40
Jasper Manor Jasper, IN		1,319,937	7,110,063	123,964	1,319,937	7,234,027	8,553,964	(2,127,351)	1990	Feb-92	40
Valley View Plaza Marion, IN		684,867	2,739,492	84,197	684,867	2,823,689	3,508,556	(370,372)	1989	Mar-94	40
Town Fair Princeton, IN		1,104,876	3,759,503	85,546	1,104,876	3,845,049	4,949,925	(1,038,387)	1991	Feb-93	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Knox Plaza Vincennes, IN		411,877	1,235,631		411,877	1,235,631	1,647,508	(32,178)	1989	Dec-02	40
Wabash Crossing Wabash, IN		1,599,488	6,470,511	48,955	1,599,488	6,519,466	8,118,954	(1,635,314)	1988	Dec-93	40
Green River Plaza Campbellsville, KY		2,410,959	9,644,967	383,042	2,410,959	10,028,009	12,438,968	(1,310,069)	1989	Mar-96	40
Kmart Plaza Elizabethtown, KY		1,703,868	6,815,386	67,100	1,703,868	6,882,486	8,586,354	(891,520)	1970	Dec-90	40
Florence Plaza Florence, KY		2,524,185	7,572,556		2,524,185	7,572,556	10,096,741	(197,202)	1985	Dec-02	40
Highland Commons Glasgow, KY	(4,086,115)	1,500,300	6,862,680	104,054	1,500,300	6,966,735	8,467,035	(916,330)	1992	Mar-93	40
J*Town Center Jeffersontown, KY		1,331,074	4,121,997	504,075	1,331,074	4,626,073	5,957,147	(1,743,285)	1959	Oct-88	40
Mist Lake Plaza Lexington, KY	(8,662,065)	4,075,659	16,405,956	220,387	4,075,659	16,626,343	20,702,002	(2,166,956)	1993	Jul-98	40
London Marketplace London, KY	(3,952,791)	2,520,416	10,081,562	82,223	2,520,416	10,163,785	12,684,201	(1,323,230)	1994	Mar-94	40
Picadilly Square Louisville, KY		337,670	1,588,409	504,428	337,670	2,092,837	2,430,507	(686,617)	1973	Apr-89	40
Eastgate Shopping Center Louisville, KY		1,945,679	7,792,717	365,139	1,945,679	8,157,856	10,103,536	(2,009,686)	1987	Nov-93	40
Towne Square North Owensboro, KY		2,277,220	6,831,659	16,000	2,277,220	6,847,659	9,124,879	(177,908)	1988	Dec-02	40
Lexington Road Plaza Versailles, KY	(7,236,151)	2,856,229	11,425,027	106,836	2,856,229	11,531,863	14,388,092	(1,495,595)	1994	Apr-94	40
Karam Shopping Center Lafayette, LA		730,937	2,192,812	5,391	730,937	2,198,203	2,929,141	(57,509)	1970	Dec-02	40
Desiard Plaza Monroe, LA		517,797	1,553,392	57,813	517,797	1,611,205	2,129,003	(40,904)	1984	Dec-02	40
Lagniappe Village New Iberia, LA	(5,695,636)	3,122,914	12,491,850	263,453	3,122,914	12,755,303	15,878,218	(1,650,733)	1990	Jul-98	40
Iberia Plaza New Iberia, LA		1,295,361	3,730,569	175,627	1,295,361	3,906,196	5,201,557	(172,824)	1983	Mar-02	40
The Pines Pineville, LA		2,636,767	5,466,391	25,853	2,636,767	5,492,243	8,129,011	(251,253)	1991	Mar-02	40
Points West Brockton, MA		1,846,851	5,540,554	18,449	1,846,851	5,559,003	7,405,855	(144,357)	1960	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Holyoke Shopping Center Holyoke, MA		2,979,803	8,939,408	28,717	2,979,803	8,968,125	11,947,928	(232,839)	1971	Dec-02	40
Liberty Plaza Randallstown, MD				25,695		25,695	25,695		1962	May-95	40
Rising Sun Towne Centre Rising Sun, MD		1,161,300	4,389,359	137,561	1,161,300	4,526,920	5,688,220	(520,182)	1998	Jun-99	40
Maple Village Ann Arbor, MI		1,622,732	7,501,205	1,173,304	1,622,732	8,674,510	10,297,242	(1,792,056)	1965	Oct-94	40
Grand Crossing Brighton, MI		1,709,627	5,128,881	40,721	1,709,627	5,169,602	6,879,229	(128,901)	1989	Jan-03	40
Farmington Crossroads Farmington, MI		1,092,200	4,368,800	200,781	1,092,200	4,569,581	5,661,781	(900,966)	1986	Dec-95	40
Silver Lake Fenton, MI		2,397,852	7,193,555		2,397,852	7,193,555	9,591,407	(179,839)	1996	Jan-03	40
Fremont Fremont, MI		405,901	1,217,703	11,350	405,901	1,229,053	1,634,954	(30,543)	1974	Jan-03	40
Cascade East Grand Rapids, MI		1,826,689	5,480,068		1,826,689	5,480,068	7,306,758	(137,002)	1967	Jan-03	40
Kentwood Kentwood, MI		1,262,127	3,786,382	19,000	1,262,127	3,805,382	5,067,509	(94,776)	1972	Jan-03	40
Delta Center Lansing, MI		2,405,200	9,620,800	6,248,437	2,405,200	15,869,237	18,274,437	(2,278,346)	1985	Dec-95	40
Hampton Village Centre Rochester Hills, MI	(29,274,722)	7,209,596	34,541,500	651,780	7,209,596	35,193,280	42,402,877	(6,993,558)	1990	Dec-95	40
Fashion Corner Saginaw, MI		2,244,800	8,799,200	2,456,472	2,244,800	11,255,672	13,500,472	(1,845,502)	1986	Dec-95	40
Green Acres Saginaw, MI	(11,515,767)	3,744,450	11,233,350	86,028	3,744,450	11,319,378	15,063,828	(292,761)	1960	Dec-02	40
Hall Road Crossing Shelby Township, MI		2,595,500	10,382,000	897,520	2,595,500	11,279,520	13,875,020	(2,180,577)	1985	Dec-95	40
Southfield Plaza Southfield, MI		2,052,995	8,056,980	381,043	2,052,995	8,438,023	10,491,018	(1,176,207)	1958	Dec-96	40
Delco Plaza Sterling Heights, MI		1,277,504	5,109,367	182,717	1,277,504	5,292,084	6,569,588	(935,887)	1973	Nov-96	40
18 & Ryan Sterling Heights, MI		2,852,408	8,557,223		2,852,408	8,557,223	11,409,630	(213,931)	1997	Jan-03	40
Harvest Place Stevensville, MI		1,156,967	3,470,900		1,156,967	3,470,900	4,627,867	(86,773)	1965	Jan-03	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Westland Crossing Westland, MI		2,046,000	8,184,000	369,234	2,046,000	8,553,234	10,599,234	(902,854)	1986	Nov-99	40
Washtenaw Fountain Plaza Ypsilanti, MI		1,530,281	6,121,123	208,913	1,530,281	6,330,036	7,860,317	(1,767,867)	1989	Oct-92	40
Roundtree Place Ypsilanti, MI	(6,374,826)	2,995,774	11,983,221	169,743	2,995,774	12,152,964	15,148,738	(1,590,712)	1992	Jul-98	40
University IV Spring Lake Park, MN	(2,191,159)	987,865	2,963,594	11,276	987,865	2,974,870	3,962,735	(77,053)	1978	Dec-02	40
Jacksonian Plaza Jackson, MS		1,771,170	1,053,771	706,842	1,771,170	1,760,613	3,531,783	(65,698)	1990	Mar-02	40
Stanly County Plaza Albemarle, NC		600,418	2,401,671	46,169	600,418	2,447,840	3,048,257	(326,297)	1988	Mar-94	40
Village Marketplace Asheboro, NC		1,155,652	3,535,109	24,375	1,155,652	3,559,484	4,715,136	(505,683)	1988	Apr-95	40
Macon Plaza Franklin, NC		832,590	2,497,770	17,499	832,590	2,515,268	3,347,858	(65,119)	1982	Dec-02	40
Foothills Market Jonesville, NC		644,555	2,578,295	28,034	644,555	2,606,329	3,250,884	(341,322)	1988	Jun-95	40
Chapel Square Kannapolis, NC	(1,788,129)	918,460	3,673,918	5,748	918,460	3,679,666	4,598,126	(479,284)	1992	Dec-94	40
Kinston Pointe Kinston, NC		2,235,052	8,940,354	76,554	2,235,052	9,016,909	11,251,961	(1,173,536)	1991	Jul-95	40
Roxboro Square Roxboro, NC		1,448,313	5,793,289	33,339	1,448,313	5,826,628	7,274,941	(804,114)	1989	Jun-95	40
Siler Crossing Siler City, NC		1,779,566	7,118,100	36,634	1,779,566	7,154,733	8,934,299	(928,481)	1988	Jun-95	40
Crossroads Center Statesville, NC		5,261,636	21,177,392	34,702	5,261,636	21,212,093	26,473,729	(2,759,295)	1991	Feb-96	40
Thomasville Crossing Thomasville, NC		1,604,339	6,417,145	27,109	1,604,339	6,444,253	8,048,592	(835,534)	1996	Apr-97	40
Anson Station Wadesboro, NC		1,844,644	5,118,172	48,372	1,844,644	5,166,544	7,011,187	(770,666)	1988	Aug-95	40
Roanoke Landing Williamston, NC		2,519,288	10,077,339	68,942	2,519,288	10,146,281	12,665,570	(1,324,061)	1991	Jan-96	40
Stratford Commons Winston-Salem, NC	(5,310,841)	2,262,130	9,045,975	20,124	2,262,130	9,066,099	11,328,229	(1,172,834)	1995	Dec-96	40
Parkway Plaza Winston-Salem, NC	(11,803,931)	5,788,143	17,364,428	20,650	5,788,143	17,385,078	23,173,221	(451,410)	1960	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Northern Automotive Hastings, NE		89,784	346,035		89,784	346,035	435,818	(45,910)	1988	Dec-92	40
Laurel Square Brick, NJ		3,222,701	9,283,302	692,223	3,222,701	9,975,525	13,198,225	(2,865,078)	1973	Jul-92	40
Hamilton Plaza-Kmart Plaza Hamilton, NJ		1,124,415	4,513,658	175,219	1,124,415	4,688,877	5,813,292	(1,135,016)	1972	May-94	40
Bennetts Mills Plaza Jackson, NJ		1,794,122	6,399,888	912,264	1,794,122	7,312,152	9,106,274	(1,513,973)	1988	Sep-94	40
Middletown Plaza Middletown, NJ		1,204,829	7,871,317	8,783,727	1,204,829	16,655,044	17,859,874	(3,086,075)	1972	Jan-75	40
Tinton Falls Plaza Tinton Falls, NJ		1,884,325	6,308,392	144,323	1,884,325	6,452,715	8,337,040	(944,263)	1953	Jan-98	40
Dover Park Plaza Yardville, NJ		322,678	3,027,322	815,838	322,678	3,843,160	4,165,838	(300,895)	1966	Jan-00	40
Paseo del Norte Albuquerque, NM		2,639,471			2,639,471		2,639,471		2001	Mar-02	40
Socorro Socorro, NM		953,411	2,926,733		953,411	2,926,733	3,880,143	(134,142)	1976	Mar-02	40
Galleria Commons Henderson, NV		6,854,959	27,590,493	18,245	6,854,959	27,608,738	34,463,698	(3,587,745)	1998	Jun-98	40
Renaissance Center East Las Vegas, NV		2,543,856	10,175,427	228,104	2,543,856	10,403,530	12,947,387	(1,867,820)	1981	Oct-96	40
Kietzke Center Reno, NV		3,069,735	12,279,924	331,106	3,069,735	12,611,030	15,680,765	(1,627,648)	1974	Jun-97	40
University Mall Canton, NY		115,261	1,010,636	1,070,391	115,261	2,081,026	2,196,288	(1,290,801)	1967	Jan-76	40
Cortlandville Cortland, NY		237,194	1,440,393	439,120	237,194	1,879,513	2,116,707	(723,950)	1984	Aug-87	40
Kmart Plaza De Witt, NY		943,079	3,772,312	434,115	943,079	4,206,426	5,149,505	(1,062,581)	1970	Dec-90	40
D & F Plaza Dunkirk, NY		730,900	2,158,094	1,400,037	730,900	3,558,130	4,289,030	(1,526,195)	1967	Jan-86	40
Elmira Plaza Elmira, NY		110,318	892,015	147,572	110,318	1,039,587	1,149,905	(350,247)	1976	Feb-89	40
Genesee Valley Shopping Center Geneseo, NY	(7,801,056)	3,640,104	14,560,263	187,890	3,640,104	14,748,153	18,388,258	(1,909,123)	1993	Jul-98	40
Pyramid Mall Geneva, NY		2,176,731	8,706,926	453,272	2,176,731	9,160,198	11,336,929	(2,337,951)	1973	Aug-93	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
McKinley Plaza Hamburg, NY		1,247,680	4,990,716	300,039	1,247,680	5,290,755	6,538,435	(1,471,345)	1991	Jun-92	40
Hornell Plaza Hornell, NY		170,347	20,874,229	145,692	170,347	21,019,921	21,190,268	(2,730,578)	1995	Jul-98	40
Cayuga Mall Ithaca, NY		1,399,238	5,597,954	629,728	1,399,238	6,227,682	7,626,920	(2,232,577)	1969	May-89	40
Shops at Seneca Mall Liverpool, NY		1,547,007	6,188,026	894,440	1,547,007	7,082,466	8,629,474	(1,809,449)	1971	Aug-93	40
Transit Road Plaza Lockport, NY		424,680	1,698,721	391,761	424,680	2,090,481	2,515,161	(539,476)	1971	Aug-93	40
Sunshine Square Medford, NY	(8,590,201)	3,525,378	10,576,133		3,525,378	10,576,133	14,101,511	(274,364)	1989	Dec-02	40
Wallkill Plaza Middletown, NY		2,748,152	9,672,604	225,833	2,748,152	9,898,437	12,646,588	(1,894,901)	1986	Dec-95	40
Monroe Shoprite Plaza Monroe, NY		1,028,189	8,649,212	218,971	1,028,189	8,868,183	9,896,372	(1,376,742)	1972	Aug-97	40
Rockland Plaza Nanuet, NY		3,904,495	3,056,456	5,122,466	3,904,495	8,178,922	12,083,416	(4,316,625)	1963	Jan-83	40
South Plaza Norwich, NY		508,445	1,053,373	1,752,008	508,445	2,805,382	3,313,827	(1,418,586)	1967	Apr-83	40
Westgate Plaza Oneonta, NY		143,021	1,192,907	385,580	143,021	1,578,487	1,721,509	(830,403)	1967	Jan-84	40
Oswego Plaza Oswego, NY		250,437	1,169,775	2,272,426	250,437	3,442,202	3,692,639	(1,725,127)	1966	Jan-77	40
Westgate Manor Rome, NY		211,964	392,996	837,802	211,964	1,230,798	1,442,762	(437,997)	1961	Jan-86	40
Mohawk Acres Rome, NY		335,734	1,755,445	1,752,114	335,734	3,507,560	3,843,293	(1,650,518)	1965	Jan-84	40
Price Chopper Plaza Rome, NY		934,687	3,738,751	153,908	934,687	3,892,659	4,827,346	(997,509)	1988	Aug-93	40
Northland Watertown, NY		16,892	258,397	1,040,008	16,892	1,298,405	1,315,298	(447,798)	1962	Jan-73	40
Whitestown Plaza Whitesboro, NY		655,892	3,188,628	93,387	655,892	3,282,015	3,937,907	(141,041)	1953	Apr-02	40
Ashland Square Ashland, OH		1,990,823	6,430,270	237,002	1,990,823	6,667,272	8,658,095	(899,092)	1990	Oct-93	40
Harbor Plaza Ashtabula, OH		388,997	1,456,108	41,600	388,997	1,497,708	1,886,705	(471,785)	1988	Feb-91	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Springbrook Plaza Canton, OH		2,846,763	8,822,289	111,595	2,846,763	8,933,884	11,780,648	(231,607)	1989	Dec-02	40
Brentwood Plaza Cincinnati, OH		2,027,969	8,222,875	894,051	2,027,969	9,116,926	11,144,894	(2,152,302)	1957	May-94	40
Western Village Cincinnati, OH		1,321,484	5,300,935	148,630	1,321,484	5,449,566	6,771,049	(1,319,193)	1960	May-94	40
Delhi Cincinnati, OH		2,300,029	9,218,117	854,962	2,300,029	10,073,079	12,373,108	(1,789,861)	1973	May-96	40
Harpers Station Cincinnati, OH	(12,861,780)	7,362,395	15,221,639	41,300	7,362,395	15,262,939	22,625,335	(101,550)	1994	Sep-03	40
Hillcrest Square Cincinnati, OH		654,870	1,964,609	68,205	654,870	2,032,814	2,687,683	(52,867)	1981	Dec-02	40
Greentree Shopping Center Columbus, OH	(5,032,619)	3,379,200	6,860,800	205,508	3,379,200	7,066,308	10,445,508	(998,508)	1974	Jul-98	40
Crown Point Columbus, OH	(7,128,138)	2,881,681	7,958,319	85,330	2,881,681	8,043,649	10,925,330	(1,138,552)	1980	Jul-98	40
Karl Plaza Columbus, OH	(3,658,665)	1,235,044	3,705,132	91,000	1,235,044	3,796,132	5,031,176	(97,473)	1972	Dec-02	40
South Towne Centre Dayton, OH		4,737,368	9,636,943	769,909	4,737,368	10,406,852	15,144,220	(3,001,717)	1972	Mar-92	40
Heritage Square Dover, OH		1,749,182	7,011,926	81,030	1,749,182	7,092,956	8,842,137	(1,826,542)	1959	Aug-93	40
The Vineyards Eastlake, OH	(8,585,636)	3,016,683	9,050,049	54,710	3,016,683	9,104,759	12,121,441	(236,462)	1989	Dec-02	40
Midway Crossing Elyria, OH		1,944,200	7,776,800	219,609	1,944,200	7,996,409	9,940,609	(1,565,744)	1986	Dec-95	40
Midway Market Square Elyria, OH	(18,679,548)	5,149,479	20,597,920		5,149,479	20,597,920	25,747,399	(557,860)	2001	Nov-02	40
Napoleon Center Napoleon, OH		952,315	2,856,946	36,201	952,315	2,893,147	3,845,462	(75,059)	1991	Dec-02	40
New Boston New Boston, OH		2,102,371	9,537,101	242,951	2,102,371	9,780,052	11,882,422	(2,577,234)	1991	Feb-93	40
Market Place Piqua, OH		597,923	3,738,164	347,070	597,923	4,085,233	4,683,157	(1,227,514)	1972	Nov-91	40
Brice Park Reynoldsburg, OH	(3,090,799)	4,854,414	10,204,698	148,835	4,854,414	10,353,533	15,207,948	(1,465,100)	1989	Mar-98	40
Alexis Park Toledo, OH	(5,040,023)	2,228,272	6,684,816	75,875	2,228,272	6,760,691	8,988,963	(174,621)	1969	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Bethel Park Bethel Park, PA		868,039	9,933,094	658,575	868,039	10,591,669	11,459,708	(1,738,681)	1965	May-97	40
Bristol Plaza Bristol, PA	(7,259,531)	3,587,285	10,761,854	10,000	3,587,285	10,771,854	14,359,138	(279,566)	1972	Jun-97	40
Kroger Clearfield, PA		357,218	1,400,990		357,218	1,400,990	1,758,208	(175,736)	1982	Aug-93	40
Laurel Mall Connellsville, PA		2,072,000	3,116,472	28,172	2,072,000	3,144,644	5,216,644	(212,008)	1970	May-01	40
Dickson City Crossings Dickson City, PA	(14,731,803)	4,262,476	22,613,126		4,262,476	22,613,126	26,875,602	(150,585)	1997	Sep-03	40
Dillsburg Shopping Center Dillsburg, PA		1,986,481	4,665,505	8,212,645	1,986,481	12,878,150	14,864,631	(882,278)	1994	Oct-96	40
Market Street Square Elizabethtown, PA		3,494,045	13,976,027	18,500	3,494,045	13,994,527	17,488,572	(1,823,124)	1993	Oct-97	40
Hardees Hanover, PA				400,000		400,000	400,000	(64,583)	1971	Jul-97	40
Johnstown Galleria Outparcel Johnstown, PA	(2,599,047)	1,584,716	6,338,789	35,012	1,584,716	6,373,801	7,958,516	(825,699)	1993	Jul-97	40
New Garden Kennett Square, PA		912,130	3,161,495	644,398	912,130	3,805,893	4,718,023	(614,428)	1979	Jun-97	40
Stone Mill Plaza Lancaster, PA		1,407,975	5,650,901	201,299	1,407,975	5,852,201	7,260,176	(1,446,687)	1988	Jan-94	40
Roosevelt Mall Philadelphia, PA		2,537,378	91,798	9,110,494	2,537,378	9,202,292	11,739,669	(5,411,492)	1988	Jan-64	40
Ivyridge Philadelphia, PA		1,504,080	6,026,320	942,910	1,504,080	6,969,230	8,473,310	(1,394,856)	1963	Aug-95	40
Hampton Square Southampton, PA		772,800	2,907,200	994,427	772,800	3,901,627	4,674,427	(389,567)	1980	Dec-98	40
Shops At Prospect West Hempfield, PA		741,941	2,967,765	108,328	741,941	3,076,093	3,818,035	(635,752)	1994	Jul-95	40
Hunt River Commons North Kingstown, RI	(7,956,849)	3,138,736	9,416,208	19,200	3,138,736	9,435,408	12,574,144	(244,830)	1989	Dec-02	40
South Park Aiken, SC		443,364	1,330,092		443,364	1,330,092	1,773,456	(34,638)	1991	Dec-02	40
Circle Center Hilton Head, SC		1,533,330	6,133,106	29,655	1,533,330	6,162,761	7,696,091	(802,274)	1992	Mar-94	40
Palmetto Crossroads Hilton Head, SC		473,111	1,892,443	34,485	473,111	1,926,928	2,400,039	(255,275)	1990	Oct-95	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Island Plaza James Island, SC		2,820,729	11,283,031	98,193	2,820,729	11,381,224	14,201,953	(1,476,630)	1994	Oct-97	40
Lexington Town Square Lexington, SC	(2,022,875)	642,813	1,928,439	20,975	642,813	1,949,414	2,592,228	(50,391)	1978	Dec-02	40
Remount Village North Charleston, SC		1,470,352	5,879,355		1,470,352	5,879,355	7,349,707	(761,329)	1996	Nov-96	40
Festival Centre North Charleston, SC		2,427,247	7,281,740	83,596	2,427,247	7,365,336	9,792,582	(191,008)	1987	Dec-02	40
Congress Crossing Athens, TN		1,028,255	6,747,013	68,169	1,028,255	6,815,182	7,843,437	(2,003,251)	1990	Nov-88	40
St. Elmo Central Chattanooga, TN		1,529,587	6,120,555	40,827	1,529,587	6,161,382	7,690,969	(801,797)	1995	Aug-96	40
Saddletree Village Columbia, TN	(1,638,702)	685,676	2,900,245	12,678	685,676	2,912,923	3,598,599	(378,452)	1990	Jun-98	40
West Towne Square Elizabethton, TN		529,103	3,880,088	122,659	529,103	4,002,747	4,531,850	(564,806)	1998	Jun-98	40
Greeneville Commons Greeneville, TN		1,075,200	7,934,800	567,584	1,075,200	8,502,384	9,577,584	(2,389,599)	1990	Mar-92	40
Hazel Path Hendersonville, TN		919,231	3,677,158	12,532	919,231	3,689,690	4,608,921	(482,160)	1989	Nov-95	40
Kimball Crossing Kimball, TN		3,765,482	15,875,659	113,658	3,765,482	15,989,317	19,754,799	(2,075,892)	1987	Nov-95	40
Chapman-Ford Crossing Knoxville, TN		2,367,047	9,507,577	2,149	2,367,047	9,509,726	11,876,773	(1,237,860)	1990	Dec-92	40
Chapman Square Knoxville, TN		805,128	2,415,383		805,128	2,415,383	3,220,510	(62,901)	1986	Dec-02	40
Farrar Place Shopping Center Manchester, TN		804,963	3,220,060	68,881	804,963	3,288,941	4,093,904	(427,542)	1989	Dec-95	40
Georgetown Square Murfreesboro, TN		1,166,924	4,674,698	172,877	1,166,924	4,847,575	6,014,499	(1,231,791)	1986	Sep-93	40
Apison Crossing Ooltewah, TN		1,679,125	6,716,542	27,366	1,679,125	6,743,908	8,423,033	(877,557)	1997	Jul-97	40
Madison Street Station Shelbyville, TN		752,499	3,012,444	203,164	752,499	3,215,608	3,968,107	(410,324)	1985	Oct-95	40
Commerce Central Tullahoma, TN		2,889,948	12,177,046		2,889,948	12,177,046	15,066,994	(1,576,812)	1995	Aug-96	40
Merchant's Central Winchester, TN	(6,254,962)	2,891,062	11,564,219	13,227	2,891,062	11,577,446	14,468,508	(1,508,484)	1997	Dec-97	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Palm Plaza Aransas, TX		343,333	871,639	33,267	343,333	904,906	1,248,239	(40,909)	1979	Mar-02	40
Bardin Place Center Arlington, TX		6,733,620	27,101,486	10,745	6,733,620	27,112,231	33,845,851	(3,520,694)	1993	Oct-97	40
Windsor Village Austin, TX		827,691	3,442,253	113,280	827,691	3,555,532	4,383,224	(137,584)	1959	Mar-02	40
Baytown Shopping Center Baytown, TX		2,163,096	6,720,138		2,163,096	6,720,138	8,883,234	(308,006)	1987	Mar-02	40
Cedar Bellaire Bellaire, TX		1,663,131	2,397,528		1,663,131	2,397,528	4,060,658	(109,887)	1950	Mar-02	40
El Camino II Bellaire, TX		48,159	199,695		48,159	199,695	247,854	(9,153)	1972	Mar-02	40
El Camino I Bellaire, TX		1,049,385	990,285		1,049,385	990,285	2,039,671	(45,388)	1972	Mar-02	40
Rice Bellaire Bellaire, TX		1,255,793	2,494,516		1,255,793	2,494,516	3,750,309	(114,332)	1961	Mar-02	40
Brenham Four Corners Brenham, TX		964,224	6,170,922	15,115	964,224	6,186,037	7,150,261	(283,149)	1975	Mar-02	40
Bryan Square Bryan, TX		797,369	641,393	19,747	797,369	661,140	1,458,509	(29,562)	1966	Mar-02	40
Townshire Bryan, TX		3,596,354	3,123,670	56,418	3,596,354	3,180,088	6,776,442	(143,403)	1957	Mar-02	40
Plantation Plaza Clute, TX		1,463,003	6,124,258	30,370	1,463,003	6,154,628	7,617,632	(280,944)	1973	Mar-02	40
Culpepper Plaza College Station, TX		6,280,572	7,664,913	45,821	6,280,572	7,710,734	13,991,306	(352,357)	1976	Mar-02	40
Rock Prairie Crossing College Station, TX		2,991,802	5,731,371	1,479,013	2,991,802	7,210,385	10,202,187	(268,850)	2000	Mar-02	40
Carmel Village Corpus Christi, TX		2,159,210	3,805,505		2,159,210	3,805,505	5,964,715	(174,419)	1963	Mar-02	40
Five Points Corpus Christi, TX		5,429,519	14,979,830	101,646	5,429,519	15,081,476	20,510,996	(687,634)	1985	Mar-02	40
Claremont Village Dallas, TX		616,854	2,763,528		616,854	2,763,528	3,380,382	(126,662)	1976	Mar-02	40
Jeff Davis Dallas, TX		2,429,083	1,794,831	4,629	2,429,083	1,799,460	4,228,543	(82,331)	1975	Mar-02	40
Stevens Park Village Dallas, TX		730,884	2,920,054		730,884	2,920,054	3,650,938	(133,836)	1974	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Webb Royal Dallas, TX		2,938,496	3,569,544	139,670	2,938,496	3,709,214	6,647,710	(164,528)	1961	Mar-02	40
Westmoreland Heights Dallas, TX		481,124	3,451,245	78,607	481,124	3,529,851	4,010,976	(160,626)	1952	Mar-02	40
Wynnewood Village Dallas, TX		5,582,452	21,580,198	485,121	5,582,452	22,065,319	27,647,771	(1,011,080)	1961	Mar-02	40
Parktown Deer Park, TX		1,242,627	5,060,049	26,061	1,242,627	5,086,110	6,328,737	(232,251)	1985	Mar-02	40
Kenworthy Crossing El Paso, TX		870,748	4,034,680		870,748	4,034,680	4,905,428	(184,923)	2000	Mar-02	40
Yarbrough El Paso, TX		189,126	1,268,368		189,126	1,268,368	1,457,494	(58,134)	1995	Mar-02	40
Friendswood Square Friendswood, TX		1,059,805	3,316,760	13,804	1,059,805	3,330,564	4,390,369	(153,414)	1979	Mar-02	40
Forest Hills Ft. Worth, TX		283,275	1,669,157	27	283,275	1,669,183	1,952,459	(76,504)	1968	Mar-02	40
Westcliff Ft. Worth, TX		1,034,333	5,737,121	119,311	1,034,333	5,856,432	6,890,765	(264,936)	1955	Mar-02	40
Village Plaza Garland, TX		2,887,423	3,145,325	15,920	2,887,423	3,161,245	6,048,668	(144,194)	1964	Mar-02	40
North Hills Village Haltom City, TX		682,122	1,125,729		682,122	1,125,729	1,807,850	(51,596)	1960	Mar-02	40
Highland Village Town Center Highland Village, TX		2,083,370	7,230,688		2,083,370	7,230,688	9,314,058	(331,407)	1996	Mar-02	40
Highland Village Town Center Highland Village, TX			452,654			452,654	452,654	(55,279)	1996	Mar-02	40
Antoine Square Houston, TX		943,829	1,018,109	68,324	943,829	1,086,433	2,030,262	(51,993)	1974	Mar-02	40
Bay Forest Houston, TX		2,168,058	4,668,118	39	2,168,058	4,668,157	6,836,215	(213,956)	1980	Mar-02	40
Beltway South Houston, TX		3,903,348	4,567,577		3,903,348	4,567,577	8,470,926	(209,347)	1998	Mar-02	40
Braes Heights Houston, TX		5,020,312	6,129,135	1,878,307	5,020,312	8,007,442	13,027,754	(291,751)	1953	Mar-02	40
Braes Link Houston, TX		1,479,647	3,788,135		1,479,647	3,788,135	5,267,782	(173,623)	1968	Mar-02	40
Braes Oaks Houston, TX		768,989	2,848,537	906	768,989	2,849,443	3,618,432	(130,577)	1966	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Braesgate Houston, TX		1,295,575	4,534,337		1,295,575	4,534,337	5,829,912	(207,824)	1972	Mar-02	40
Broadway Houston, TX		958,424	1,465,137	24,741	958,424	1,489,878	2,448,302	(67,668)	1971	Mar-02	40
Clear Lake Camino South Houston, TX		3,863,808	3,709,150	13,801	3,863,808	3,722,951	7,586,758	(170,272)	1964	Mar-02	40
Edgebrook Plaza Houston, TX		1,419,288	3,439,926	61,323	1,419,288	3,501,249	4,920,536	(159,637)	1974	Mar-02	40
Fondren Houston, TX		1,157,180	3,901,285	7,735	1,157,180	3,909,020	5,066,200	(178,970)	1971	Mar-02	40
Hearthstone Corners Houston, TX		5,738,446	10,170,631	51,571	5,738,446	10,222,202	15,960,648	(466,946)	1977	Mar-02	40
Huntington Village Houston, TX		2,168,536	5,041,718	46,617	2,168,536	5,088,335	7,256,871	(231,634)	1980	Mar-02	40
Jester Village Houston, TX		1,684,456	3,234,986	17,288	1,684,456	3,252,274	4,936,730	(149,649)	1961	Mar-02	40
Jones Plaza Houston, TX		3,461,240	5,997,224	19,712	3,461,240	6,016,936	9,478,176	(274,966)	1974	Mar-02	40
Jones Square Houston, TX		4,409,652	5,154,852	32,981	4,409,652	5,187,833	9,597,485	(239,012)	1977	Mar-02	40
Lazybrook Houston, TX		175,162	648,982	2,463	175,162	651,445	826,607	(32,276)	1962	Mar-02	40
Long Point Square Houston, TX		1,249,723	2,492,673		1,249,723	2,492,673	3,742,397	(114,248)	1980	Mar-02	40
Maplewood Mall Houston, TX		1,801,474	2,794,194	21,329	1,801,474	2,815,523	4,616,997	(128,691)	1962	Mar-02	40
Merchants Park Houston, TX	(10,303,117)	5,733,582	13,355,896	65,282	5,733,582	13,421,178	19,154,760	(615,782)	1955	Mar-02	40
Mount Houston Square Houston, TX		1,958,124	5,392,414	31,785	1,958,124	5,424,199	7,382,323	(247,815)	1974	Mar-02	40
North 45 Plaza Houston, TX		2,805,052	3,315,044	7,202	2,805,052	3,322,246	6,127,298	(152,135)	1975	Mar-02	40
Northgate Houston, TX		925,374	2,182,826		925,374	2,182,826	3,108,200	(100,046)	1972	Mar-02	40
Northshore West Houston, TX		3,708,312	7,124,842	14,880	3,708,312	7,139,722	10,848,033	(327,524)	1956	Mar-02	40
Northshore East Houston, TX		2,412,760	8,483,879		2,412,760	8,483,879	10,896,639	(388,844)	1956	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Northtown Plaza Houston, TX		2,919,608	11,751,087	119,618	2,919,608	11,870,705	14,790,313	(548,460)	1960	Mar-02	40
Northwood Houston, TX		2,538,882	5,613,969	50,278	2,538,882	5,664,248	8,203,130	(258,312)	1972	Mar-02	40
Orange Grove Houston, TX		4,785,247	7,058,073	973	4,785,247	7,059,046	11,844,294	(323,515)	1970	Mar-02	40
Pinemont Houston, TX		1,378,049	3,748,007	29,914	1,378,049	3,777,921	5,155,970	(172,073)	1969	Mar-02	40
Inwood Forest Houston, TX		1,668,576	5,778,464		1,668,576	5,778,464	7,447,040	(264,846)	1985	Mar-02	40
Sharpstown Office Building Houston, TX		840,472	1,446,280	26,165	840,472	1,472,445	2,312,917	(68,670)	1968	Mar-02	40
Stella Link Houston, TX		1,666,691	3,463,577		1,666,691	3,463,577	5,130,268	(158,747)	1956	Mar-02	40
Tanglewilde Houston, TX		6,184,663	1,209,944		6,184,663	1,209,944	7,394,607	(55,456)	1972	Mar-02	40
Tidwell Place Houston, TX		294,980	2,914,618	45,569	294,980	2,960,187	3,255,167	(133,939)	1983	Mar-02	40
Westheimer Commons Houston, TX		6,727,343	13,323,246	1,256,723	6,727,343	14,579,970	21,307,313	(655,698)	1984	Mar-02	40
Irving West Irving, TX		933,850	3,735,400	25,016	933,850	3,760,416	4,694,266	(496,763)	1987	Sep-93	40
The Crossing at Fry Road Katy, TX	(10,303,120)	4,499,659	14,290,920	145,968	4,499,659	14,436,888	18,936,547	(659,924)	1984	Mar-02	40
Washington Square Kaufman, TX		449,155	848,867		449,155	848,867	1,298,021	(38,906)	1978	Mar-02	40
League City League City, TX		2,029,894	2,489,822	8,730	2,029,894	2,498,552	4,528,446	(114,273)	1980	Mar-02	40
Old Egypt Magnolia, TX		1,220,390		1,879,752	1,220,390	1,879,752	3,100,143	(4,032)	2002	Mar-02	40
Jefferson Park Mount Pleasant, TX		2,677,336	4,558,193	44,733	2,677,336	4,602,926	7,280,262	(210,047)	1976	Mar-02	40
Crossroads Center Pasadena, TX		2,828,017	10,345,485	1,078	2,828,017	10,346,563	13,174,581	(474,175)	1991	Feb-96	40
Parkview East Pasadena, TX		870,067	733,667	582,953	870,067	1,316,620	2,186,688	(42,923)	1968	Mar-02	40
Parkview West Pasadena, TX		1,208,848	1,547,002	3,188	1,208,848	1,550,190	2,759,038	(70,924)	1966	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Spencer Square Pasadena, TX		5,322,348	15,295,234	56,420	5,322,348	15,351,655	20,674,003	(701,758)	1974	Mar-02	40
Pearland Plaza Pearland, TX		3,676,495	7,330,937	23,626	3,676,495	7,354,562	11,031,057	(339,545)	1978	Mar-02	40
Northshore Plaza Portland, TX	(4,234,543)	1,852,371	5,557,114	111,057	1,852,371	5,668,170	7,520,542	(144,283)	1981	Dec-02	40
Klein Square Spring, TX		1,279,607	4,111,204	55,892	1,279,607	4,167,096	5,446,702	(189,827)	1977	Mar-02	40
Keegan's Meadow Stafford, TX		3,804,531	7,470,219		3,804,531	7,470,219	11,274,750	(342,385)	1983	Mar-02	40
Texas City Bay Texas City, TX		3,849,721	8,358,959		3,849,721	8,358,959	12,208,680	(383,119)	1973	Mar-02	40
Tomball Parkway Plaza Tomball, TX		2,505,430	5,891,626	142,349	2,505,430	6,033,975	8,539,404	(286,615)	1984	Mar-02	40
Village Center Victoria, TX		332,148	1,804,708	32,114	332,148	1,836,822	2,168,970	(83,061)	1970	Mar-02	40
Valley Fair Mall West Valley City, UT		6,985,675	27,942,699	2,198,006	6,985,675	30,140,706	37,126,380	(4,334,627)	1970	Dec-96	40
Pizza Hut Harrisonburg, VA				427,500		427,500	427,500	(90,589)	1969	Jul-96	40
Hanover Square Mechanicsville, VA		1,778,701	7,114,805	110,229	1,778,701	7,225,034	9,003,735	(1,970,535)	1991	Jan-93	40
Victorian Square Midlothian, VA		3,548,432	14,208,727	224,219	3,548,432	14,432,946	17,981,377	(3,511,404)	1991	Mar-94	40
Jefferson Green Newport News, VA		1,459,646	4,378,937	10,000	1,459,646	4,388,937	5,848,583	(114,285)	1988	Dec-02	40
VA-KY Regional S.C. Norton, VA		2,795,765	8,931,450	214,255	2,795,765	9,145,705	11,941,469	(1,362,046)	1996	Dec-92	40
Cross Pointe Marketplace Richmond, VA		823,226	2,469,677	26,700	823,226	2,496,377	3,319,603	(64,801)	1987	Dec-02	40
Tuckernuck Square Richmond, VA	(5,958,754)	2,071,432	6,214,296	33,650	2,071,432	6,247,946	8,319,377	(161,922)	1981	Dec-02	40
Cave Spring Corners Roanoke, VA		1,064,298	4,257,792	240,795	1,064,298	4,498,587	5,562,885	(738,509)	1969	Jun-97	40
Hunting Hills Roanoke, VA		1,897,007	6,010,376	92,460	1,897,007	6,102,836	7,999,843	(873,283)	1989	Apr-98	40
Lakeside Plaza Salem, VA		1,370,555	5,355,787	35,511	1,370,555	5,391,298	6,761,854	(622,489)	1989	Apr-99	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Lake Drive Plaza Vinton, VA		1,362,155	4,616,848	284,292	1,362,155	4,901,140	6,263,295	(715,056)	1976	Feb-98	40
Hilltop Plaza Virginia Beach, VA	(6,206,964)	2,463,876	7,391,627	44,975	2,463,876	7,436,602	9,900,477	(193,250)	1972	Dec-02	40
Ridgeview Centre Wise, VA		2,707,679	4,417,792	509,618	2,707,679	4,927,411	7,635,090	(1,396,550)	1990	Jul-92	40
Packard Plaza Cudahy, WI		1,145,647	3,436,940	175,136	1,145,647	3,612,076	4,757,723	(91,721)	1968	Dec-02	40
Northridge Plaza Milwaukee, WI		1,972,116	5,916,348	66,585	1,972,116	5,982,934	7,955,050	(154,933)	1974	Dec-02	40
Paradise Pavilion West Bend, WI		2,961,984	8,885,953	23,000	2,961,984	8,908,953	11,870,938	(222,532)	1978	Dec-02	40
Moundsville Plaza Moundsville, WV		228,283	1,989,798	5,064,150	228,283	7,053,947	7,282,230	(1,818,965)	1961	Dec-88	40
Grand Central Plaza Parkersburg, WV			4,358,333			4,358,333	4,358,333	(1,684,290)	1986	Jan-88	40
Kmart Plaza Vienna, WV		664,121	2,656,483	334,944	664,121	2,991,427	3,655,548	(803,023)	1970	Dec-90	40
Cheyenne Plaza Cheyenne, WY	(5,272,488)	2,184,686	6,554,057	14,491	2,184,686	6,568,548	8,753,234	(170,272)	1970	Dec-02	40
Other
Genzyme Corp. Scottsdale, AZ		491,910	1,897,261		491,910	1,897,261	2,389,171	(251,678)	1971	Dec-90	40
San Diego Corporate Office San Diego, CA				159,209		159,209	159,209	(663)		Dec-02	40
Orlando Corporate Office Orlando, FL				291,205		291,205	291,205	(2,427)	2003		40
Atlanta Corporate Office Atlanta, GA				17,929		17,929	17,929	(75)		Dec-02	40
Farmington Hills Corporate Office Farmington, MI				563,510		563,510	563,510	(2,348)	2003		40
North Central Avenue Hartsdale, NY		19,838			19,838		19,838			Jul-72	40
ERT Development Corp. New York, NY		1,897,664	435,000		1,897,664	435,000	2,332,664	(21,750)		Jan-95	40
Central Avenue Marketplace Toledo, OH		216,097		196,788	216,097	196,788	412,885	(2,870)	1968	Aug-90	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Houston Corporate Office Houston, TX				489,394		489,394	489,394			Mar-02	40
Victoria Crossing Victoria, TX		161,606	41,792		161,606	41,792	203,398	(1,915)		Mar-02	40
Valley Fair Apartments West Valley City, UT		262,555	435,794		262,555	435,794	698,348	(27,561)	1975	Mar-97	40

	(401,319,978)	832,478,663	2,543,721,494	143,985,622	832,478,663	2,687,707,116	3,520,185,779	(332,232,507)

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$3,565,422	$2,683,646	$2,452,631
Acquisitions and improvements	219,930	1,240,837	322,926
Real estate held for sale	(40,978)	(85,309)	(20,747)
Impairment of real estate	(4,376)	(88,000)	(13,107)
Cost of property sold	(13,580)	(153,819)	(58,057)
Cost of property transferred to joint ventures	(70,415)	(31,933)	—
Write-off of fully depreciated assets	(1,381)	—	—

Balance at end of year	$3,654,622	$3,565,422	$2,683,646

Total cost for federal tax purposes at end of each year	$3,250,091	$3,120,045	$2,158,263

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$295,946	$269,755	$218,638
Depreciation expense	75,646	69,039	57,615
Deletions—property sold	(1,917)	(29,174)	(4,369)
Deletions—transfers to joint ventures	(2,278)	(5,735)	—
Write-off of fully depreciated assets	(1,381)	—	—
Real estate held for sale	(5,436)	(7,939)	(2,129)

Balance at end of year	$360,580	$295,946	$269,755

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
(in thousands)

SCHEDULE IV

December 31, 2003

COLUMN A	COLUMN B
		COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G
Description	Final Interest Rate	Face Maturity Date	Periodic Payment Terms		Face Amount of Mortgages	Carrying Amount of Mortgages
				Prior Liens
Promissory note, collateralized by a property in Lake Grove, NY	4.75%	5/26/2004	Interest payable monthly	—	$26,400	$26,400
Promissory note, collateralized by a property in Houston, TX	8%	8/22/2007	Interest and principal payable monthly	—	70	67
Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly	—	1,000	648
Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly	—	450	357
Promissory note, collateralized by a property in Chalfont, PA	6%	6/18/2013	Interest payable monthly	—	12,165	12,165

					$40,085	$39,637

Note: Column H is not applicable

	Year Ended
	December 31, 2003	December 31, 2002
Balance, beginning of period	$2,632	$45,360
Additions during period:
New loans	38,565	—
Reductions during period:
Collection of principal	(1,560)	(42,728)

Balance, end of period	$39,637	$2,632

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC. (Registrant)
	By:	/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer
Dated: March 4, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM NEWMAN William Newman	Chairman of the Board of Directors	March 4, 2004
/s/ GLENN J. RUFRANO Glenn J. Rufrano	Chief Executive Officer and Director	March 4, 2004
/s/ JOHN B. ROCHE John B. Roche	Chief Financial Officer and Executive Vice President	March 4, 2004
/s/ RAYMOND H. BOTTORF Raymond H. Bottorf	Director	March 4, 2004
/s/ IRWIN ENGELMAN Irwin Engelman	Director	March 4, 2004
/s/ NORMAN GOLD Norman Gold	Director	March 4, 2004
/s/ DR. MATTHEW GOLDSTEIN Dr. Matthew Goldstein	Director	March 4, 2004
/s/ NINA MATIS Nina Matis	Director	March 4, 2004
/s/ H. CARL MCCALL H. Carl McCall	Director	March 4, 2004

/s/ MELVIN D. NEWMAN Melvin D. Newman	Director	March 4, 2004
/s/ GEORGE PUSKAR George Puskar	Director	March 4, 2004
/s/ GREGORY A. WHITE Gregory A. White	Director	March 4, 2004

EXHIBIT INDEX

*2.1	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P. and certain affiliates of CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 14, 2002.
*2.2	Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.3
First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.4
Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.5
Purchase Agreement, dated as of October 17, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC and RIG Hilltop Plaza, LLC, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.6
First Amendment to Purchase Agreement, dated as of November 6, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.7
Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and among the Company, RIG Hunt River Commons, LLC, RIG Paradise Pavilion, LLC, RIG Hilltop Plaza, LLC and RIG Normandy Square, LLC, filed as Exhibit 2.6 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.8
Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.7 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.9
First Amendment to Purchase Agreement, dated as of November 6, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.8 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.10
Closing Day Amendment to Purchase Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 2.9 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.11
Contribution Agreement, dated as of October 17, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.10 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.12
First Amendment to Contribution Agreement, dated as of November 6, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.11 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.13
Second Amendment to Contribution Agreement, dated as of December 9, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.12 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*2.14
Closing Day Amendment to Contribution Agreement, dated as of December 12, 2002, by and between Excel Realty Partners, L.P. and EIG Operating Partnership, L.P., filed as Exhibit 2.13 to the Company's Current Report on Form 8-K filed on December 27, 2002.

*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-65211.
*3.3
Restated Bylaws of the Company, effective as of May 16, 2001 (incorporating all amendments thereto through May 16, 2001), filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
*4.1
Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-65211.
*4.2
Articles Supplementary classifying 805,000 shares of preferred stock as 7.625% Series E Cumulative Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 17, 2003.
*4.3
Indenture, dated as of May 8, 1995, between the Company and State Street Bank and Trust Company of California, N.A. (as successor to the First National Bank of Boston), filed as Exhibit 4.01 to the Company's Registration Statement on Form S-3, File No. 33-59195.
*4.4
First Supplemental Indenture, dated as of April 4, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.02 to the Company's Registration Statement on Form S-3, File No. 333-24615.
*4.5
Second Supplemental Indenture, dated as of July 3, 1997, between the Company and State Street Bank and Trust Company of California, N.A., filed as Exhibit 4.01 to the Company's Current Report on Form 8-K dated July 3, 1997.
*4.6
Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust's Registration Statement on Form S-3, File No. 33-61383.
*4.7
First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*4.8
Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.
*4.9
Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*4.10
Registration Rights Agreement, dated as of December 12, 2002, by and between the Company and EIG Operating Partnership, L.P., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 27, 2002.
*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221.
*10.2	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223.

*10.3
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
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
*10.7	Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
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
*10.10
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
*10.11	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65221.
*10.12	2003 Stock Incentive Plan of the Company, filed as Appendix A to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.
*10.13
Revolving Credit Agreement, dated as of April 26, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*10.14
First Amendment to Revolving Credit Agreement, dated as of November 6, 2002, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.15
Second Amendment to Revolving Credit Agreement, dated as of September 29, 2003, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
*10.16
Secured Term Loan Agreement, dated as of September 29, 2003, by and among the Company, Fleet National Bank, as administrative agent, and the other lenders party thereto, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
*10.17
Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*10.18	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.19	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998.
*10.20
Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.21	Agreement, dated March 28, 2003, by and between the Company and William Newman, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
*10.22	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.23
Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
*10.24
Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
*10.25	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.26	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.27
Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.
*10.28	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
*10.29	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9, 2000.
*10.30
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

*10.33	Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
*10.34	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.35
Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
*10.36	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
*10.37
Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott MacDonald and the Company, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
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

*
Incorporated herein by reference as above indicated.