Form 10-Q
period 2004-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2004-05-07
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2004

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

YES  ☒     NO ☐

The number of shares of common stock of the Registrant outstanding on May 1, 2004 was 100,154,196.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (the “Registrant” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

•                  other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2004 and 2003

 (In thousands, except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Rental revenues:
Rental income	$95,473	$91,510
Percentage rents	2,645	1,640
Expense reimbursements	25,812	25,498
Total rental revenues	123,930	118,648

Expenses:
Operating costs	23,553	22,282
Real estate and other taxes	14,936	15,422
Depreciation and amortization	21,010	18,540
Provision for doubtful accounts	1,730	1,499
General and administrative	4,991	4,230
Total expenses	66,220	61,973

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	57,710	56,675

Other income and expenses:
Interest, dividend and other income	2,535	3,351
Equity in income of unconsolidated ventures	230	473
Interest expense	(26,401)	(25,770)
Gain on sale of real estate	1,217	—
Minority interest in income of consolidated partnership	(260)	(401)
Income from continuing operations	35,031	34,328

Discontinued operations:
Income from discontinued operations (Note 5)	2,366	861

Net income	$37,397	$35,189

Preferred dividends	(5,275)	(4,859)
Net income available to common stock – basic	32,122	30,330
Minority interest in income of consolidated partnership	260	401
Net income available to common stock – diluted	$32,382	$30,731

Basic earnings per common share:
Income from continuing operations	$0.30	$0.30
Discontinued operations	0.02	0.01
Basic earnings per share	$0.32	$0.31

Diluted earnings per common share:
Income from continuing operations	$0.30	$0.30
Discontinued operations	0.02	0.01
Diluted earnings per share	$0.32	$0.31

Average shares outstanding – basic	99,419	96,937
Average shares outstanding – diluted	102,008	99,602

Dividends per common share	$0.41250	$0.41250

Other comprehensive income:
Net income	$37,397	$35,189
Unrealized gain on available-for-sale securities	123	181
Realized gains on interest risk hedges, net	40	96
Unrealized losses on interest risk hedges	(2,499)	—
Comprehensive income	$35,061	$35,466

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(In thousands, except par value amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land	$860,902	$832,479
Building and improvements	2,905,433	2,822,143
Accumulated depreciation and amortization	(374,243)	(360,580)
Net real estate	3,392,092	3,294,042
Real estate held for sale	49,666	17,668
Cash and cash equivalents	12,012	5,328
Restricted cash	16,940	23,463
Marketable securities	3,038	2,915
Receivables:
Trade, less allowance for doubtful accounts of $17,346 and $16,950 at March 31, 2004 and December 31, 2003, respectively	62,042	63,563
Other, net	14,518	12,530
Mortgages and notes receivable	974	39,637
Prepaid expenses and deferred charges	37,929	35,320
Investments in/advances to unconsolidated ventures	38,615	38,958
Intangible assets	30,144	3,201
Other assets	23,036	18,020
Total assets	$3,681,006	$3,554,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $15,990 and $16,965 at March 31, 2004 and December 31, 2003, respectively	$578,622	$558,278
Notes payable, net of unamortized discount of $3,834 and $3,116 at March 31, 2004 and December 31, 2003, respectively	1,050,346	898,164
Credit facilities	221,000	291,000
Capital leases	28,482	28,562
Dividends payable	46,538	45,695
Other liabilities	99,026	98,842
Tenant security deposits	10,412	10,096
Total liabilities	2,034,426	1,930,637

Minority interest in consolidated partnership	23,788	37,865

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at March 31, 2004 and December 31, 2003; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding at March 31, 2004 and December 31, 2003	10	10
Common stock, $.01 par value, 250,000 shares authorized: 100,031 and 97,980 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1,000	979
Additional paid-in capital	1,938,862	1,889,338
Accumulated other comprehensive income	449	2,785
Accumulated distribution in excess of net income	(317,529)	(306,969)
Total stockholders’ equity	$1,622,792	$1,586,143
Total liabilities and stockholders’ equity	$3,681,006	$3,554,645

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited, in thousands)

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$37,397	$35,189
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,643	19,118
Amortization of net premium/discount on mortgages and notes payable	(806)	(719)
Amortization of deferred debt and loan acquisition costs	373	691
Amortization of stock options	153	—
Gain on sale of real estate, net	(1,217)	—
Gain on sale of discontinued operations	(1,414)	(3,483)
Minority interest in income of consolidated partnership	260	401
Impairment of real estate assets	—	3,454
Equity in income of unconsolidated ventures	(230)	(473)
Changes in operating assets and liabilities, net:
Change in trade receivables	(1,442)	(4,426)
Change in other receivables	960	24,821
Change in other liabilities	(4,842)	(17,789)
Change in tenant security deposits	49	289
Change in sundry assets and liabilities	3	(3,767)
Net cash provided by operating activities	50,887	53,306

Cash flows from investing activities:
Real estate acquisitions and building improvements	(27,044)	(14,468)
Proceeds from real estate sales, net	8,851	14,654
Acquisition, net of cash and restricted cash received	(86,348)	(69,703)
Change in restricted cash	6,668	31,915
Repayments of mortgage notes receivable	26,497	39
Leasing commissions paid	(3,179)	(1,911)
Cash paid for joint venture investment	(8,020)	—
Proceeds from sale of joint venture interest	3,790	—
Capital contributions to joint ventures	(436)	(1,056)
Distributions from joint ventures	1,041	1,071
Net cash used in investing activities	(78,180)	(39,459)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(9,036)	(121,240)
Dividends paid	(45,692)	(44,837)
Proceeds from credit facility borrowing	108,000	180,000
Repayment of credit facility	(178,000)	—
Repayment of notes payable, other	—	(28,349)
Financing fees paid	(1,267)	(98)
Proceeds from medium term note issuance, net	149,114	—
Redemption of limited partnership units	—	(29)
Proceeds from exercise of stock options	9,082	2,205
Distributions paid to minority partners	(1,401)	(440)
Repayment of loans receivable for the purchase of common stock	249	159
Proceeds from dividend reinvestment plan	2,928	—
Net cash provided by (used in) financing activities	33,977	(12,629)

Net increase in cash and cash equivalents	6,684	1,218

Cash and cash equivalents at beginning of period	5,328	8,528

Cash and cash equivalents at end of period	$12,012	$9,746

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$22,950	$24,878
Capitalized interest	1,268	1,007
State and local taxes paid	133	178
Mortgages assumed	30,275	—
Partnership units issued in acquisition	11,223	—
Satisfaction of notes receivable	12,165	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:        Description of Business

New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the “Company”) are operated as a self-administered, self-managed real estate investment trust (“REIT”).  The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

Note 2:        Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership (Note 9).  All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net earnings per common share assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon (a) the conversion of (i) preferred stock (using the “if converted” method), (ii) convertible debt and (iii) ERP limited partnership units, and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $17.3 million and $17.0 million as of March 31, 2004 and December 31, 2003, respectively.

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

Employee Loans

Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing common stock of the Company.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 8.4%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At March 31, 2004 and December 31, 2003, the Company had aggregate loans to employees of approximately $0.8 million and $1.1 million, respectively.

Investments in /Advances to Unconsolidated Ventures

The Company has direct equity investments in several joint venture projects.  The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control and is not the primary beneficiary of, these entities.  These investments are initially recorded at cost, as “Investments in/advances to unconsolidated ventures”, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  At March 31, 2004 and December 31, 2003, approximately $10.9 million and $8.9 million of internal leasing costs had been capitalized, respectively.

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.5 million at March 31, 2004.

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

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real properties which have been sold during 2002 or thereafter, or otherwise qualify as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At March 31, 2004, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $16.3 million, expiring from 2013 to 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recently Issued Accounting Standards

In the fourth quarter of 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services.  EITF 00-21 also provides additional requirements for determining when these revenues may be recorded separately for accounting purposes.  EITF 00-21 did not impact the consolidated financial statements of the Company.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), which supercedes SAB 101, Revenue Recognition in Financial Statements.  The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21.  SAB 104 did not impact the consolidated financial statements of the Company.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements of the Company.

In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and its initial adoption did not have a material impact on the consolidated financial statements of the Company.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003.  FIN 46 was deferred until the quarter ended March 31, 2004 for variable interests in VIE created before February 1, 2003.  In December 2003, the FASB issued a revised FIN 46, which modified and clarified various aspects of the original interpretation.  Under the revised guidance, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest.  The initial adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.  The Company’s maximum exposure to loss as a result of its involvement with potential VIE is described in Note 6.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123 (“SFAS No. 148”).  This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original FAS 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002.  The interim disclosure provisions of SFAS No. 148 are effective for the first interim period beginning after December 15, 2002.  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of FAS 123 to all employee stock awards granted, modified or settled after January 1, 2003.  The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Company.

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands, except per share amounts):

	March 31, 2004	March 31, 2003
Net income, as reported	$37,397	$35,189
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(491)
Pro forma net income	$37,087	$34,698

Earnings per share:
Basic – as reported	$0.32	$0.31
Basic – pro forma	$0.32	$0.31

Diluted – as reported	$0.32	$0.31
Diluted – pro forma	$0.31	$0.30

Note 3:        Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2004, the Company acquired the remaining 50% interest in Clearwater Mall, increasing the Company’s ownership interest to 100% from 50% (the “Clearwater Mall Acquisition”).  Also during the three months ended March 31, 2004, the Company acquired four shopping centers — New Britain Village Square, Elk Grove Town Center, Villa Monaco and Florence Square.  The remaining 50% interest in Clearwater Mall, a community shopping center encompassing a 72-acre site with 292,402 square feet of leased space located in Clearwater, Florida, was acquired on January 30, 2004 for approximately $30.0 million.  Subsequent to the completion of the Clearwater Mall Acquisition, the results of operations of this property were included in the consolidated results of operations of the Company.  New Britain Village Square, a 143,716 square foot shopping center located in Chalfont, Pennsylvania, was acquired on January 9, 2004 for approximately $23.4 million, consisting of the issuance of $11.2 million in ERP limited partnership units and the assumption of a $12.2 million mortgage loan previously made by the Company to the seller.  Elk Grove Town Center, a 131,849 square foot shopping center located in Elk Grove Village, Illinois, was acquired on January 30, 2004 for approximately $21.0 million, including the assumption of $14.5 million of mortgage indebtedness.  Villa Monaco, a 122,763 square foot shopping center located in Denver, Colorado, was acquired on February 19, 2004 for $12.0 million.  Florence Square, a 360,608 square foot shopping center located in Florence, Kentucky, was acquired on March 17, 2004 for approximately $39.5 million, including the assumption of $15.8 million of mortgage indebtedness.

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company allocated approximately $27.0 million to leases acquired.  Of this amount, approximately $26.0 million was attributable to the value of in-place leases at the time of acquisition, approximately $0.8 million was attributable to leasing commissions and approximately $0.2 million was attributable to legal fees.  The $27.0 million was recorded in intangible assets on the Company’s consolidated balance sheets.

In fiscal 2003, the Company acquired the remaining 50% interest in Vail Ranch II that it did not already own, a portfolio of seven grocery-anchored neighborhood shopping centers and three other individual properties — Panama City Square, Harpers Station and Dickson City Crossings.  On January 3, 2003, the Company acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan and aggregating 534,386 square feet for approximately $46 million in cash (the “Spartan Acquisition”).  The cash component of the Spartan Acquisition was financed through borrowings under the Company’s $350 million revolving credit facility.  The remaining 50% interest in Vail Ranch II, a 105,000 square foot shopping center located in Temecula, California, was acquired on February 25, 2003 for approximately $1.5 million in cash and the satisfaction of $9.0 million of mortgage indebtedness.  Subsequent to the acquisition of the remaining 50% interest in Vail Ranch II, the results of operations of this property were included in the consolidated results of operations of the Company.  Panama City Square, a 289,119 square foot shopping center located in Panama City, Florida, was acquired on June 25, 2003 for approximately $18.3 million, including the assumption of $12.7 million of mortgage indebtedness.  Harpers Station, a 240,681 square foot shopping center located in Cincinnati, Ohio, was acquired on September 11, 2003 for approximately $23.8 million, including the assumption of approximately $13.0 million of mortgage indebtedness.  Dickson City Crossings, a 301,462 square foot shopping center located in Dickson City, Pennsylvania, was acquired on September 30, 2003 for approximately $28.1 million, including the assumption of approximately $14.8 million of mortgage indebtedness.

In connection with the acquisition of Harpers Station and Dickson City Crossings, and in compliance with the Company’s business combination policy, the Company allocated approximately $3.2 million to leases acquired.  Of this amount, approximately $2.4 million was attributable to the value of in-place leases at the time of acquisition, and approximately $0.8 million was attributable to leasing commissions.  This amount was recorded in intangible assets on the Company’s consolidated balance sheets.

Dispositions

During the three months ended March 31, 2004, the Company sold two properties and one land parcel for aggregate gross proceeds of approximately $9.3 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

During 2003, the Company sold 24 properties, six land parcels and 70% of its ownership interest in Arapahoe Crossings, LP for aggregate gross proceeds of approximately $117.1 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).  The results of operations from Arapahoe Crossings, LP are not considered to be income from discontinued operations due to the Company’s continued involvement in its operations as a result of the Company’s retained 30% joint venture interest.

Note 4:        Real Estate Held for Sale

As of March 31, 2004, eight retail properties and one land parcel were classified as “Real estate held for sale.”  These properties are located in seven states and have an aggregate gross leasable area of approximately 1.1 million square feet.  Such properties had an aggregate book value of approximately $49.7 million, net of accumulated depreciation of approximately $7.8 million and impairment of $2.4 million.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

As of December 31, 2003, four retail properties and one land parcel were classified as “Real estate held for sale.”  These properties were located in five states and had an aggregate gross leasable area of approximately 0.4 million square feet.  Such properties had an aggregate book value of approximately $17.7 million, net of accumulated depreciation of approximately $2.4 million and impairment of $2.4 million, as of December 31, 2003.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

Note 5:        Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Total revenue
Real estate held for sale	$2,346	$2,302
Other discontinued operations	234	1,414
Total revenue	2,580	3,716

Operating costs
Real estate held for sale	(753)	(810)
Other discontinued operations	(28)	(333)

Real estate taxes
Real estate held for sale	(193)	(247)
Other discontinued operations	(69)	(209)

Interest expense
Real estate held for sale	(58)	(292)
Other discontinued operations	—	—

Depreciation and amortization
Real estate held for sale	(253)	(341)
Other discontinued operations	(1)	(237)

Provision for doubtful accounts
Real estate held for sale	(105)	(313)
Other discontinued operations	(168)	(102)

Total operating costs	(1,628)	(2,884)

Income from discontinued operations before impairment and gain on sale	952	832

Impairment of real estate held for sale	—	(3,454)

Gain on sale of other discontinued operations	1,414	3,483

Income from discontinued operations	$2,366	$861

Note 6:        Investments in/Advances to Unconsolidated Ventures

At March 31, 2004, the Company had investments in five joint ventures: (1) Arapahoe Crossings, LP, (2) Benbrooke Ventures, (3) CA New Plan Venture Fund, (4) NP / I&G Institutional Retail Company, LLC and (5) Preston Ridge, which consists of The Centre at Preston Ridge, The Market at Preston Ridge and undeveloped land parcels.  The Company accounts for these investments using the equity method.  The following table summarizes the joint venture projects as of March 31, 2004 and December 31, 2003 (in thousands):

					Investments in/Advances to
	City	State	JV Partner	Percent Ownership	March 31, 2004		December 31, 2003
Arapahoe Crossings, LP
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30%	$6,697		$6,599

Benbrooke Ventures (2)
Rodney Village	Dover	DE	Benbrooke Partners	50%	$4,079		$8,249

CA New Plan Venture Fund (3)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%		*		*
Flamingo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%		*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%		*		*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%		*		*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%		*		*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%		*		*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%		*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%		*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%		*		*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%		*		*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%		*		*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%		*		*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%		*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%		*		*
						*
In Process Development / Redevelopment Properties						*
Clinton Crossings	Clinton	MS	Major U.S. Pension Fund	10%		*		*
					$6,195		$6,267

Clearwater Mall, LLC
Clearwater Mall	Clearwater	FL	The Sembler Company	(4)	$—		$4,225

NP/I&G Institutional Retail Company, LLC (3) (5)
DSW Plaza at Lake Grove	Lake Grove	NY	JPMorgan Fleming Asset Management	20%		*		*
Conyers Crossroads	Conyers	GA	JPMorgan Fleming Asset Management	20%		*		*
					$12,544		$4,349

Preston Ridge
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%		*		*
The Market at Preston Ridge (6)	Frisco	TX	George Allen/Milton Schaffer	50%		*		*
Undeveloped land parcels (6)	Frisco	TX	George Allen/Milton Schaffer	50%		*		*
					$9,100	(7)	$9,269	(7)

Investments in/Advances to Unconsolidated Ventures					$38,615		$38,958

*                                            Multiple properties held in a single investment joint venture.

(1)                                  The Company receives increased participation after a 10% return.

(2)                                  The Company receives an 8.5% preferred return on its investment.  As of December 31, 2003, this venture also owned Fruitland Plaza.  Fruitland Plaza was sold in January 2004.

(3)                                  The Company receives increased participation after a 12% IRR.

(4)                                  As of December 31, 2003, the Company’s ownership percentage in this joint venture was 50%.  On January 30, 2004, the Company purchased the remaining 50% interest in Clearwater Mall not previously owned.  Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% interest have been included in the consolidated results of operations of the Company.  Prior to the acquisition of the remaining 50% interest, the Company received a 9.5% preferred return on its investment.

(5)                                  As of December 31, 2003, NP / I&G Institutional Retail Company, LLC had approximately $26.4 million of outstanding notes, payable to the Company.  The note was repaid in full during the first quarter of 2004.

(6)                                  The Company receives a 10% preferred return on its investment.

(7)                                  The Company’s investment balance includes approximately $2.9 million of outstanding notes receivable relating to a mortgage loan on the undeveloped land parcels payable to the Company.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (in thousands):

Condensed Combined Balance Sheets	March 31, 2004	December 31, 2003
Cash and cash equivalents	$9,320	$10,170
Receivables	6,832	7,447
Property and equipment, net of accumulated depreciation	391,755	395,548
Other assets, net of accumulated amortization	8,506	9,700
Total Assets	$416,413	$422,865

Long-term debt	$253,201	$284,713
Accrued interest	1,333	1,304
Other liabilities	7,304	7,764
Total liabilities	261,838	293,781
Total partners’ capital	154,575	129,084
Total liabilities and partners’ capital	$416,413	$422,865

Company’s investments in/advances to	$38,615	$38,958

Condensed Combined Statements of Income	Three Months Ended March 31,
	2004	2003

Rental revenues	$14,500	$9,447
Operating expenses	(5,174)	(2,947)
Interest expense	(3,520)	(2,651)
Other expense, net	(2,465)	(1,241)
Loss on sale of real estate	(958)	—
Net income	$2,383	$2,608

Company’s share of net income (1)	$230	$473

(1)                                 Includes preferred returns of $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

                The following is a brief summary of the joint venture obligations that the Company had as of March 31, 2004:

•      NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned two retail properties as of March 31, 2004.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $12.1 million had been contributed by the Company as of March 31, 2004.  The Company anticipates contributing the remaining $17.9 million during 2004 and 2005.  As of March 31, 2004, the joint venture had a mortgage loan outstanding of approximately $27.0 million.

•      CA New Plan Venture Fund.  The Company, together with a third party institutional investor, has an investment in a joint venture which owned 14 operating retail properties and one retail property under redevelopment as March 31, 2004.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.4 million had been contributed by the Company as of March 31, 2004.  The Company anticipates contributing the remaining $2.9 million during the remainder of 2004.  The joint venture had loans outstanding of approximately $99.1 million as of March 31, 2004.

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing the Company’s ownership interest from 100% to 30%.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $49.9 million as of March 31, 2004.

•      Benbrooke Ventures.  The Company has an investment in a joint venture which owned a community and neighborhood shopping center, located in Dover, Delaware, as of March 31, 2004.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 80% of any capital required by the joint venture.   The Company does not, however, expect that any significant capital contributions will be required.

•      Preston Ridge.  The Company has investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge), and undeveloped land in Frisco, Texas.

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $69.8 million as of March 31, 2004.

•                  The Market at Preston Ridge. The Company has a 50% investment in a joint venture that owns The Market at Preston Ridge.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture has loans outstanding of approximately $4.6 million as of March 31, 2004.

•                  Undeveloped Land Parcel.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  As of March 31, 2004, the joint venture had a mortgage loan outstanding of approximately $2.9 million, payable to the Company.  This loan is reflected by the Company as part of its investment in the joint venture.

Note 7:        Debt Obligations

As of March 31, 2004 and December 31, 2003, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

			Carrying Value as of
	Maximum Amount Available		March 31, 2004	December 31, 2003	Stated Interest Rates	Scheduled Maturity Date
CREDIT FACILITIES
Fleet Revolving Facility	$350,000		$121,000	$191,000	LIBOR + 105 bp (1)	April 2005
Fleet Secured Term Loan	100,000	(2)	100,000	100,000	LIBOR + 125 bp (1)	September 2006
Total Credit Facilities	$450,000		$221,000	$291,000

MORTGAGES PAYABLE
Fixed Rate Mortgages			$537,561	$530,640	6.670 - 9.625%	2004 - 2028
Variable Rate Mortgages			25,071	10,673	Variable (3)	2006 - 2011
Total Mortgages			562,632	541,313
Net unamortized premium			15,990	16,965
Total Mortgages, net			$578,622	$558,278

NOTES PAYABLE
6.88% unsecured notes			$75,000	$75,000	6.875%	October 2004
7.75% unsecured notes			100,000	100,000	7.750%	April 2005
7.35% unsecured notes			30,000	30,000	7.350%	June 2007
5.88% unsecured notes			250,000	250,000	5.875%	June 2007
7.40% unsecured notes			150,000	150,000	7.400%	September 2009
4.50% unsecured notes (4)			150,000	—	4.500%	February 2011
5.50% unsecured notes			50,000	50,000	5.500%	November 2013
3.75% unsecured notes (5)			115,000	115,000	3.750%	June 2023
7.97% unsecured notes			10,000	10,000	7.970%	August 2026
7.65% unsecured notes			25,000	25,000	7.650%	November 2026
7.68% unsecured notes			10,000	10,000	7.680%	November 2026
7.68% unsecured notes			10,000	10,000	7.680%	November 2026
6.90% unsecured notes			25,000	25,000	6.900%	February 2028
6.90% unsecured notes			25,000	25,000	6.900%	February 2028
7.50% unsecured notes			25,000	25,000	7.500%	July 2029
Total Notes			1,050,000	900,000
Net unamortized discount			(3,834)	(3,116)
Impact of pay-floating swap agreements			4,180	1,280
Total Notes, net			$1,050,346	$898,164

CAPITAL LEASES			$28,482	$28,562	7.500%	June 2031

TOTAL DEBT			$1,878,450	$1,776,004

(1)          The Company incurs interest using the 30-day LIBOR rate which was 1.09% as of March 31, 2004.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)          Under certain circumstances, the maximum amount available under this facility may be increased to $150 million.

(3)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, Moody’s A Corporate Bond Index, or a rate determined by the appropriate remarketing agent plus spreads ranging from 125 to 375 basis points.

(4)          The Company has entered into reverse interest rate swaps that effectively converted the interest rate on $100 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate.

(5)          Represents the Company’s convertible senior notes.

The Company has a $350 million senior unsecured revolving credit facility (the “Fleet Revolving Facility”), which matures on April 25, 2005, with a one-year extension option.  As of March 31, 2004, the Fleet Revolving Facility bore interest at LIBOR plus 105 basis points, based on the Company’s current debt rating.

The Company also has a $100 million secured term loan facility (the “Fleet Secured Term Loan”).  This facility matures on September 29, 2006, and under certain circumstances, the amount of the facility may be increased to $150 million.  The Fleet Secured Term Loan contains all of the covenants that are present in the Fleet Revolving

Facility, as amended, as well as certain additional covenants relating to the operating performance of certain properties that collateralize the Fleet Secured Term Loan.  As of March 31, 2004, the Fleet Secured Term Loan bore interest at LIBOR plus 125 basis points, based on the Company’s current debt rating.

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

•                                          unsecured debt to unencumbered assets value ratio of no more than 55%

•                                          book value of ancillary assets to total adjusted assets of no more than 25%

•                                          book value of new construction assets to total adjusted assets of no more than 15%

•                                          Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On February 6, 2004, the Company completed a public offering of $150 million aggregate principal amount of unsecured, 7-year fixed rate notes with a coupon of 4.50% (the “2004 Debt Offering”).  These notes are due on February 1, 2011.  The notes were priced at 99.409% of par value to yield 4.6%.  Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.  On January 30, 2004, concurrent with the pricing of the offering, the Company entered into reverse interest rate swaps that effectively converted the interest rate on $100 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate.

On November 20, 2003, the Company completed a public offering of $50 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.50% (the “Medium-Term Notes Offering”).  The notes are due on November 20, 2013.  The notes were priced at 99.499% of par value to yield 5.566%.  Net proceeds from the offering were used to repay $49 million of 7.33% notes scheduled to mature on November 20, 2003.

On May 19, 2003, the Company completed a public offering of $100 million aggregate principal amount of 3.75% convertible senior notes due June 2023 (the “Convertible Debt Offering”).  On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15 million aggregate principal amount of the notes.  The notes are convertible into common stock of the Company upon the occurrence of certain events, as discussed below, at an initial conversion price of $25.00 per share.  Holders may convert their notes into shares of the Company’s common stock (or cash, or a combination of cash and shares of common stock, at the Company’s option) under any of the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (ii) if the notes have been called for redemption; (iii) upon the occurrence of certain specified corporate transactions.  The notes may not be redeemed by the Company prior to June 9, 2008, but are redeemable for cash, in whole or in part, any time thereafter.  The net proceeds to the Company from the offering were approximately $112 million and were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.

As of March 31, 2004, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2004 (remaining nine months)	$107,464
2005	294,870
2006	143,753
2007	320,598
2008	187,382
Thereafter	808,047
Total debt maturities	1,862,114

Net unamortized premiums on mortgages	15,990
Net unamortized discount on notes	(3,834)
Fair value adjustment on pay-floating swap agreements	4,180

Total debt obligations	$1,878,450

Note 8:        Risk Management and Use of Financial Instruments

Risk Management

In the normal course of its on-going business operations, the Company encounters economic risk.  There are three main components of economic risk: interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk on its interest-bearing liabilities.  Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments.  Market risk changes in the value of the properties held by the Company due to changes in interest rates or other market factors.

Use of Derivative Financial Instruments

The Company’s use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes.  The principal objective of such arrangements is to manage the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.  The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties.  However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.  The Company does not use derivative instruments to hedge credit/market risk.

We have an existing reverse arrears swap agreement, which was entered into during 2002, with a notional amount of $50 million, under which we receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the 6-month LIBOR rate, in arrears.  On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, the Company entered into three additional reverse arrears swap agreements that effectively converted the interest rate on $100 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate.  These swaps will terminate on February 1, 2011.

During the three months ended March 31, 2004, in order to mitigate the potential risk of adverse changes in the LIBOR swap rate, the Company entered into four 10-year forward starting interest rate swap agreements for an aggregate of approximately $100 million in notional amount.  These derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 3-month LIBOR swap rate.  The gain or loss on the swaps will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2004 (in thousands).  The notional amounts at March 31, 2004 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$1,490
Reverse Arrears Swap	Fair Value	50,000	4.380%	02/01/11	1,374
Reverse Arrears Swap	Fair Value	35,000	4.048%	02/01/11	933
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	383
Forward Starting Swap	Cash Flow	25,000	4.767%	10/15/14	(567)
Forward Starting Swap	Cash Flow	25,000	4.805%	10/15/14	(645)
Forward Starting Swap	Cash Flow	25,000	5.053%	04/06/15	(658)
Forward Starting Swap	Cash Flow	25,000	5.039%	04/06/15	(629)
					$1,681

On March 31, 2004, the reverse arrears swap agreements and the forward starting swap agreements were reported at their fair values as Other Assets of $4.2 million and Other Liabilities of $2.5 million, respectively.  Additionally, the reverse arrears swap debt of approximately $4.2 million at March 31, 2004 was reported as a component of the notes payable to which it was assigned.  As of March 31, 2004, there were approximately $1.6 million in deferred losses represented in OCI, representing the unamortized portion of the settled swaps, as well as the unsettled portion of the forward starting swap agreements.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  Approximately $0.1 million of expense, net is expected to be amortized into other comprehensive income over the next 9 months.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

Note 9:        Minority Interest in Consolidated Partnership

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties.  A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations.  Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company), cash and the assumption of mortgage indebtedness.  These units are redeemable for shares of common stock of the Company at exchange ratios from 1.0 to 1.4 shares of common stock for each unit.  ERP unit information is summarized as follows:

	Total Units	Company Units		Limited Partner Units
Outstanding at December 31, 2003	5,565,066	3,432,065		2,133,001
Issued	487,949	—		487,949	(1)
Redeemed	—	1,381,609	(2)	(1,381,609)	(2)

Outstanding at March 31, 2004	6,053,015	4,813,674		1,239,341

(1)          Represents partnership units issued in connection with the acquisition of New Britain Village Square (Note 3).

(2)          Represents the redemption of partnership units for shares of common stock of the Company.

Note 10:        Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Basic EPS
Numerator:
Income from continuing operations	$35,031	$34,328
Preferred dividends	(5,275)	(4,859)
Net income available to common shares from continuing operations - basic	29,756	29,469

Net income available to common shares from discontinued operations - basic	2,366	861

Net income available to common shares - basic	$32,122	$30,330

Denominator:
Weighted average of common shares outstanding	99,419	96,937

Earning per share - continuing operations	$0.30	$0.30
Earnings per share - discontinued operations	0.02	0.01
Basic earnings per common share	$0.32	$0.31

Diluted EPS
Numerator:
Income from continuing operations	$35,031	$34,328
Preferred dividends	(5,275)	(4,859)
Minority interest	260	401
Net income available to common shares from continuing operations - diluted	30,016	29,870

Net income available to common shares from discontinued operations - diluted	2,366	861

Net income available to common shares - diluted	$32,382	$30,731

Denominator:
Weighted average of common shares outstanding - basic	99,419	96,937
Effect of diluted securities:
Common stock options	1,226	487
Excel Realty Partners, L.P. third party units	1,363	2,178
Weighted average of common shares outstanding - diluted	102,008	99,602

Earning per share - continuing operations	$0.30	$0.30
Earnings per share - discontinued operations	0.02	0.01
Diluted earnings per common share	$0.32	$0.31

Note - For the three months ended March 31, 2004 and 2003 there were approximately 0.6 million and 3.3 million stock options, respectively, that were anti-dilutive.  Additionally, debt issued in the Convertible Debt Offering is not included in the diluted calculation, as conversion triggers have not yet occurred.

Common Stock

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.  As of March 31, 2004, the Company had not issued or sold any common stock under this distribution program.

Preferred Stock

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

Note 11:         Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material.  The Company has, however, reserved approximately $2.3 million as of March 31, 2004 in connection with a particular tenant litigation.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company’s ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of March 31, 2004, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of six separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2004, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $2.7 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2004, the Company had mortgage loans outstanding of approximately $578.6 million, and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $250.4 million.

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

Year
2004 (remaining nine months)	$1,296
2005	1,324
2006	833
2007	543
2008	398
Thereafter	12,644

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

Note 12:         Comprehensive Income

Total comprehensive income was $35.1 million and $35.5 million for the three months ended March 31, 2004 and 2003, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of March 31, 2004 and December 31, 2003, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the consolidated balance sheets was comprised of the following (in thousands):

	As of March 31, 2004	As of December 31, 2003

Unrealized gains on available-for-sale securities	$2,065	$1,942
Realized gains on interest risk hedges	2,139	2,195
Realized losses on interest risk hedges	(1,256)	(1,352)
Unrealized losses on interest risk hedges	(2,499)	—
Accumulated other comprehensive income	$449	$2,785

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

On January 3, 2003, we completed the Spartan Acquisition.  Accordingly, our results of operations for the three months ended March 31, 2004 and 2003 include the results of operations of the properties acquired in the Spartan Acquisition from and after January 3, 2003.

During the three months ended March 31, 2004, we acquired four properties, New Britain Village Square, Elk Grove Town Center, Villa Monaco and Florence Square, as well as the remaining 50% interest in Clearwater Mall that we did not previously own (collectively, “2004 Acquisitions”).  During the second and third quarters of 2003, we also acquired three properties, Panama City Square, Harpers Station and Dickson City Crossings (collectively, “2003 Other Acquisitions”).  Accordingly, our results of operations for the three months ended March 31, 2004 include the results of operations of the 2004 Acquisitions and the 2003 Other Acquisitions.

Results of operations for the three months ended March 31, 2004 and 2003

Rental Revenues:

Total rental revenues increased $5.3 million, or 4%, from $118.6 million for the three months ended March 31, 2003 to $123.9 million for the three months ended March 31, 2004. The major areas of change are discussed below.

Rental income increased $4.0 million, or 4%, from $91.5 million for the three months ended March 31, 2003 to $95.5 million for the three months ended March 31, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased rental income by approximately $1.9 million

•                  2003 Other Acquisitions, which increased rental income by approximately $1.8 million

•                  Increased lease settlement income, which increased rental income by approximately $1.4 million

•                  Combined decreases in specialty rents and cost of living, which decreased rental income by approximately $0.2 million

•                  Decreases in rental rates and occupancy, combined with decreases in rental revenues attributable to properties under redevelopment and certain circumstances in which specific tenants are paying percentage rent in lieu of fixed rent, which accounted for the balance of the variance

Percentage rents increased $1.0 million, or 63%, from $1.6 million for the three months ended March 31, 2003 to $2.6 million for the three months ended March 31, 2004.  This variance is attributable to a general increase in tenants’ sales as well as certain circumstances in which specific tenants are paying percentage rent in lieu of fixed rent.

Expenses:

Total expenses increased $4.2 million, or 7%, from $62.0 million for the three months ended March 31, 2003 to $66.2 million for the three months ended March 31, 2004. The major areas of change are discussed below.

Operating costs increased $1.3 million, or 6%, from $22.3 million for the three months ended March 31, 2003 to $23.6 million for the three months ended March 31, 2004. The following factors accounted for this variance:

•                  2004 Acquisitions, which increased operating costs by approximately $0.4 million

•                  2003 Other Acquisitions, which increased operating costs by approximately $0.3 million

•                  Increased insurance expense of approximately $0.7 million attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause

•                  Combined increases in repairs, maintenance, utilities, cleaning, office rent and other expenses, which increased operating costs by approximately $1.4 million

•                  Decreased snow removal costs of approximately $0.7 million, attributable to unusually harsh winter conditions in the first quarter of 2003

•                  Decreased payroll related expenses, which decreased operating costs by approximately $0.2 million

•                  Decreased professional fees, which decreased operating costs by approximately $0.6 million

Real estate and other taxes decreased $0.5 million, or 3%, from $15.4 million for the three months ended March 31, 2003 to $14.9 million for the three months ended March 31, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased real estate and other taxes by approximately $0.2 million

•                  2003 Other Acquisitions, which increased real estate and other taxes by approximately $0.2 million

•                  Property tax rate decreases at certain municipalities, combined with lower assessments at certain properties, which accounted for the balance of the variance

Depreciation and amortization expense increased $2.5 million, or 14%, from $18.5 million for the three months ended March 31, 2003 to $21.0 million for the three months ended March 31, 2004.   The following factors accounted for this variance:

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $0.6 million

•                  2003 Other Acquisitions, which increased depreciation and amortization by approximately $0.5 million

•                  Increased depreciation and amortization expense on properties previously under redevelopment, which accounted for the balance of the variance

General and administrative expenses increased $0.8 million, or 19%, from $4.2 million for the three months ended March 31, 2003 to $5.0 million for the three months ended March 31, 2004.  The following factors accounted for this variance:

•                  Increased payroll related expenses, which increased general and administrative expenses by approximately $1.3 million

•                  Combined increases in utilities, professional fees, and taxes, which increased general and administrative expenses by approximately $0.5 million

•                  Increased allocation of costs to operating expenses, which decreased general and administrative expenses by approximately $1.0 million

Other Income and Expenses:

Interest, dividend and other income decreased $0.9 million, or 26%, from $3.4 million for the three months ended March 31, 2003 to $2.5 million for the three months ended March 31, 2004.  The following factors accounted for this variance:

•                  Increased management fee revenue, which increased interest, dividend and other income by approximately $0.2 million

•                  Tax refund received for certain property, which increased interest, dividend and other income by approximately $0.4 million

•                  The payoff of certain notes receivable, which decreased interest, dividend and other income by approximately $0.4 million

•                  Lower rates of return on certain investments, which decreased interest, dividend and other income by approximately $0.2 million

•                  The payoff of a letter of credit on which we were earning fee income, which decreased interest, dividend and other income by approximately $0.7 million

•                  The payoff of certain employee loans receivable, which accounted for the balance of the variance

Interest expense increased $0.6 million, or 2%, from $25.8 million for the three months ended March 31, 2003 to $26.4 million for the three months ended March 31, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased interest expense by approximately $0.1 million

•                  2003 Other Acquisitions, which increased interest expense by approximately $0.8 million

•                  The Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $2.2 million

•                  Financing fees incurred in connection with the Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $0.1 million

•                  The refinancing of our $155 million senior unsecured term loan facility with the Fleet Secured Term Loan, compounded by a lower interest rate on, and a lower balance outstanding under, the Fleet Revolving Facility, which decreased interest expense by approximately $1.2 million

•                  Lower interest rates on our medium-term notes, which decreased interest expense by approximately $0.1 million

•                  A reduction of our mortgage debt, which decreased interest expense by approximately $0.7 million

•                  Reduced amortization of debt issuance costs, which decreased interest expense by approximately $0.3 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $0.3 million

Minority interest in income of consolidated partnership decreased $0.1 million, or 25%, from $0.4 million for the three months ended March 31, 2003 to $0.3 million for the three months ended March 31, 2004.  This decrease is primarily attributable to the redemption of units by several partners, in exchange for shares of our common stock.

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of March 31, 2004, such properties generated approximately $1.0 million and $1.4 million in results of operations and gain on sale, respectively.  As of March 31, 2003, such properties generated approximately $0.8 million, $3.5 million and $3.5 million in results of operations, impairment loss and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

On October 1, 2003, NAREIT, based on discussions with the SEC, provided revised guidance regarding the calculation of FFO.  This revised guidance provides that impairments should not be added back to net income in calculating FFO and that original issuance costs associated with preferred stock that has been redeemed should be factored into the calculation of FFO.  We historically have added back impairments in calculating FFO, in accordance with prior NAREIT guidance, and have not factored in original issuance costs of preferred stock that has been redeemed in the calculation of FFO.  We have revised our calculation of FFO in accordance with NAREIT’s revised guidance in the table set forth below.  Prior period amounts reflect the revised guidance.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003

Net income available to common stockholders – diluted	$32,382	$30,731
Deduct:
Minority interest in income of consolidated partnership	(260)	(401)
Net income available to common stockholders – basic	32,122	30,330
Add:
Depreciation and amortization
Continuing operations real estate assets	21,010	18,540
Discontinued operations real estate assets	254	578
Pro rata share of joint venture real estate assets	373	254
Deduct:
Gain on the sale of real estate (1)	(1,217)	—
Gain on the sale of discontinued operations (1)	(946)	(1,000)
Pro rata share of joint venture loss on sale of real estate (1)	425	—
Funds from operations – basic	52,021	48,702 (2)

Add:
Minority interest in income of consolidated partnership	260	401
Funds from operations – diluted	$52,281	$49,103 (2)

Net cash provided by operating activities	$50,887	$53,306
Net cash used in investing activities	(78,180)	(39,459)
Net cash provided by (used in) financing activities	33,977	(12,629)

(1)  Excludes gain/loss on sale of land.

(2)  As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance.  As a result, the revised calculation of FFO for the three months ended March 31, 2003 now reflects changes from previously disclosed FFO for such period, including a decrease in FFO of approximately $3.5 million relating to impairments (which amount previously was added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amount from that stated above) for the three months ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $32.0 million in available cash, cash equivalents, restricted cash and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

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

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times, because consumers still need to purchase basic living essentials such as food and soft goods, even in difficult economic times.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.  We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our aggregate rental revenues.

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

In some cases, we have invested as a borrower, co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  Pursuant to the terms of two of our joint venture agreements, we have agreed to contribute up to an aggregate of $20.8 million of additional capital that may be required by such joint ventures.  We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Fleet Revolving Facility.

Our current redevelopment pipeline is comprised of 34 redevelopment projects (excluding joint venture redevelopments), the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $130.2 million, which we intend on financing primarily through draws on the Fleet Revolving Facility.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.  We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, through draws on the Fleet Revolving Facility.  We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  We have not repurchased any shares of common stock in 2004, nor did we repurchase any shares of common stock in 2003.  In light of the current trading price of our common stock, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of March 31, 2004, no purchases had been made under this program.

The current quarterly dividend on our common stock is $0.4125 per share.  We also pay regular quarterly dividends on our preferred stock.  The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income be distributed to stockholders.  We also make regular quarterly distributions on units in a partnership that we control.

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

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our existing debt agreements.  In the first quarter of 2004, we issued $150 million of unsecured notes in the 2004 Debt Offering.  In 2003, we entered into the Fleet Secured Term Loan and issued an aggregate of $165 million of unsecured notes in the Convertible Debt Offering and the Medium-Term Notes Offering.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  In particular, in December 2002 we sold four of our factory outlet centers and generated gross proceeds of approximately $193 million.  During the first quarter of 2004 and during the 2003 fiscal year, we sold other assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $13.2 million and $121.7 million in gross proceeds, respectively.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of March 31, 2004 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,833,632	$107,216	$438,022	$507,189	$781,205
Capital Lease Obligations	28,482	248	601	791	26,842
Operating Leases	17,038	1,296	2,157	941	12,644
Total	$1,879,152	$108,760	$440,780	$508,921	$820,691

(1)          Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

On February 6, 2004, we completed the 2004 Debt Offering.  Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Fleet Revolving Facility.  We intend to repay $75 million issued under our medium-term notes program that matures in October 2004 and two mortgages that mature in the second half of 2004, either through draws under the Fleet Revolving Facility or from the proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof.  We anticipate repaying the balance of the 2004 long-term debt obligations, which consists of scheduled amortization, through draws under the Fleet Revolving Facility.

The following table summarizes certain terms of our senior unsecured credit facilities as of March 31, 2004:

Loan	Amount Available to be Drawn		Amount Drawn as of March 31, 2004	Current Interest Rate (1)	Maturity Date
	(in thousands)		(in thousands)
Fleet Revolving Facility	$350,000		$121,000	LIBOR plus 105 bp	April 2005
Fleet Secured Term Loan	100,000	(2)	100,000	LIBOR plus 125 bp	September 2006
Total	$450,000		$221,000

(1)          We incur interest using a 30-day LIBOR rate, which was 1.09% at March 31, 2004.

(2)          Under certain circumstances, the maximum amount available under this facility may be increased to $150 million.  We intend to increase the amount of the facility to the maximum $150 million, pursuant to and in accordance with the terms of the agreement, during the second quarter of 2004.

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

We have also issued approximately $1.1 billion of indebtedness under five public indentures.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing credit facilities, as described above.

As of March 31, 2004, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $578.6 million of mortgage debt outstanding as of March 31, 2004, having a weighted average interest rate of 7.5% per annum, and $1.1 billion of notes payable with a weighted average interest rate of 6.1% per annum.

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

The following is a brief summary of the joint venture obligations to which we are a party as of March 31, 2004, and in which we expect to make additional capital contributions to the joint venture:

•      NP/I&G Institutional Retail Company, LLC.  In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned two retail properties as of March 31, 2004.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $12.1 million as of March 31, 2004.  We anticipate contributing the remaining $17.9 million during 2004 and 2005.  The joint venture had loans outstanding of approximately $27.0 million as of March 31, 2004.  As of March 31, 2004, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $12.5 million.

•      CA New Plan Venture Fund.  We, together with a third-party institution investor, have an investment in a joint venture which owned 14 operating retail properties and one retail property under redevelopment as of March 31, 2004.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.4 million had been contributed by us as of March 31, 2004.  We anticipate contributing the remaining $2.9 million during the remainder of 2004.  The joint venture had loans outstanding of approximately $99.1 million as of March 31, 2004.  As of March 31, 2004, the book value of our investment in CA New Plan Venture Fund was approximately $6.2 million.

In addition, the following is a brief summary of the other joint venture obligations that we have as of March 31, 2004.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest from 100% to 30%.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $49.9 million as of March 31, 2004.  As of March 31, 2004, the book value of our investment in Arapahoe Crossings, LP was approximately $6.7 million.

•      Benbrooke Ventures.  We have an investment in a joint venture which owns a community shopping center located in Dover, Delaware.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  As of March 31, 2004, the book value of our investment in Benbrooke Ventures was approximately $4.1 million.

•      Preston Ridge.  We have investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas.  As of March 31, 2004, the book value of our investment in Preston Ridge was approximately $9.1 million.

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, we have a 25% interest in a venture that owns The Centre at Preston Ridge.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $69.8 million as of March 31, 2004.

•                  The Market at Preston Ridge.  We have a 50% interest in a joint venture that owns The Market at Preston Ridge.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $4.6 million as of March 31, 2004.

•                  Undeveloped Land Parcel.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  As of March 31, 2004, the joint venture had a mortgage loan outstanding of approximately $2.9 million, payable to us.  This loan is reflected as part of our investment in the joint venture.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2004, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of six separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2004, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $2.7 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2004, we had mortgage loans outstanding of approximately $578.6 million and our joint ventures had mortgage loans outstanding of approximately $250.4 million.

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

Year
2004 (remaining nine months)	$1,296
2005	1,324
2006	833
2007	543
2008	398
Thereafter	12,644

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2003.

Inflation

The majority of our leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions contain clauses enabling us to receive percentage rents which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices.  In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to or get closer to current market rates.  This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time.  Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

In the normal course of business, we also face risks that are either non-financial or non-qualitative.  Such risks principally include credit risks and legal risks.

Item 3.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we had approximately $25.1 million of outstanding floating rate mortgages.  We also had approximately $221.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2004, in relation to our $1.9 billion of outstanding total debt, our $3.7 billion of total assets and the $4.9 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $150.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of March 31, 2004, we had entered into eight hedging agreements: four reverse arrears swap agreements and four forward starting swaps.   We had an existing reverse arrears swap agreement, which was entered into during 2002, with a notional amount of $50 million, under which we receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the 6-month LIBOR rate, in arrears.  On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, we entered into three additional reverse arrears swap agreements that effectively converted the interest rate on $100 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate.  These swaps will terminate on February 1, 2011.  Additionally during the three months ended March 31, 2004, in order to mitigate the potential risk of adverse changes in the LIBOR swap rate, we entered into four 10-year forward starting interest rate swap agreements for an aggregate of approximately $100 million in notional amount.  These derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 3-month LIBOR swap rate.  The gain or loss on the swaps will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.0 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.0 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $396.1 million (including the $150 million in various reverse arrears swap agreements), the balance as of March 31, 2004.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $18.8 million.  If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $18.8 million. This assumes that our total outstanding debt remains at $1.9 billion, the balance as of March 31, 2004.

As of March 31, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.        CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)                                        During the period covered by this report the Company filed the following reports on Form 8-K:

Form 8-K filed on February 5, 2004, containing Item 5, Other Events disclosure regarding the sale by the Company of $150 million aggregate principal amount of its 4.50% Senior Notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer