Form 10-Q
period 2004-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2004-08-05
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

YES  ☒    NO  ☐

The number of shares of common stock of the Registrant outstanding on July 28, 2004 was 100,251,668.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2004 and 2003

 (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$96,624	$92,067	$192,839	$184,188
Percentage rents	1,495	1,956	4,235	3,717
Expense reimbursements	24,780	26,025	51,002	51,909
Total rental revenues	122,899	120,048	248,076	239,814

Expenses:
Operating costs	19,881	23,016	43,890	45,791
Real estate and other taxes	15,181	14,609	30,161	30,095
Depreciation and amortization	21,823	18,615	42,989	37,307
Provision for doubtful accounts	2,405	1,960	4,168	3,686
General and administrative	5,173	4,204	10,166	8,434
Total expenses	64,463	62,404	131,374	125,313

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	58,436	57,644	116,702	114,501

Other income and expenses:
Interest, dividend and other income	1,850	1,932	4,388	5,292
Equity in income of unconsolidated ventures	559	1,188	789	1,661
Interest expense	(26,536)	(24,849)	(52,937)	(50,850)
Gain on sale of real estate	—	—	1,217	—
Impairment of real estate	—	(1,124)	—	(1,124)
Minority interest in income of consolidated partnership and joint ventures	(476)	(375)	(736)	(776)
Income from continuing operations	33,833	34,416	69,423	68,704

Discontinued operations:
(Loss) income from discontinued operations (Note 5)	(917)	(1,887)	890	(986)

Net income	$32,916	$32,529	$70,313	$67,718

Preferred dividends	(5,275)	(5,753)	(10,550)	(10,612)
Premium on redemption of preferred stock	—	(630)	—	(630)
Net income available to common stock — basic	27,641	26,146	59,763	56,476
Minority interest in income of consolidated partnership	286	375	546	776
Net income available to common stock — diluted	$27,927	$26,521	$60,309	$57,252

Basic earnings per common share:
Income from continuing operations	$0.29	$0.29	$0.59	$0.59
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)
Basic earnings per share	$0.28	$0.27	$0.60	$0.58

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.29	$0.58	$0.58
Discontinued operations	(0.01)	0.02	0.01	(0.01)
Diluted earnings per share	$0.27	$0.27	$0.59	$0.57

Average shares outstanding — basic	100,159	97,112	99,789	97,025
Average shares outstanding — diluted	102,272	99,953	102,142	99,750

Dividends per common share	$0.41250	$0.41250	$0.82500	$0.82500

Other comprehensive income:
Net income	$32,916	$32,529	$70,313	$67,718
Unrealized (loss) gain on available-for-sale securities	(282)	124	(159)	305
Realized gain (loss) on interest risk hedges, net	41	(784)	81	(688)
Unrealized gain on interest risk hedges, net	4,048	—	1,549	—
Comprehensive income	$36,723	$31,869	$71,784	$67,335

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(In thousands, except par value amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land	$871,903	$832,479
Building and improvements	2,965,010	2,822,138
Accumulated depreciation and amortization	(397,661)	(360,580)
Net real estate	3,439,252	3,294,037
Real estate held for sale	15,088	17,668
Cash and cash equivalents	12,524	5,328
Restricted cash	16,611	23,463
Marketable securities	2,756	2,915
Receivables:
Trade, net of allowance for doubtful accounts of $17,329 and $16,950 at June 30, 2004 and December 31, 2003, respectively	37,279	42,713
Deferred rent receivable, net of allowance of $4,562 and $5,445 at June 30, 2004 and December 31, 2003, respectively	28,020	24,806
Other, net	19,482	12,530
Mortgages and notes receivable	950	39,637
Prepaid expenses and deferred charges	45,699	35,320
Investments in/advances to unconsolidated ventures	28,523	38,958
Intangible assets	29,414	3,201
Other assets	21,173	18,020
Total assets	$3,696,771	$3,558,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $15,210 and $16,965 at June 30, 2004 and December 31, 2003, respectively	$553,122	$558,278
Notes payable, net of unamortized discount of $5,199 and $3,116 at June 30, 2004 and December 31, 2003, respectively	1,043,753	898,164
Credit facilities	281,000	291,000
Capital leases	28,401	28,562
Dividends payable	46,622	45,695
Other liabilities	92,321	102,793
Tenant security deposits	10,675	10,096
Total liabilities	2,055,894	1,934,588

Minority interest in consolidated partnership	23,973	37,865

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at June 30, 2004 and December 31, 2003; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding at June 30, 2004 and December 31, 2003	10	10
Common stock, $.01 par value, 250,000 shares authorized 100,235 and 97,980 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1,002	979
Additional paid-in capital	1,944,150	1,889,338
Accumulated other comprehensive income	4,256	2,785
Accumulated distribution in excess of net income	(332,514)	(306,969)
Total stockholders’ equity	1,616,904	1,586,143
Total liabilities and stockholders’ equity	$3,696,771	$3,558,596

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited, in thousands)

	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$70,313	$67,718
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	43,916	38,059
Amortization of net premium/discount on mortgages and notes payable	(1,388)	(1,382)
Amortization of deferred debt and loan acquisition costs	1,738	964
Amortization of stock options	485	—
Gain on sale of real estate, net	(1,217)	—
Gain on sale of discontinued operations	(445)	(3,566)
Minority interest in income of consolidated partnership	736	776
Impairment of real estate assets	43	8,029
Equity in income of unconsolidated ventures	(789)	(1,661)
Changes in operating assets and liabilities, net:
Change in trade receivables	2,718	(14,003)
Change in deferred rent receivables	(3,174)	(1,451)
Change in other receivables	(5,159)	25,137
Change in other liabilities	(975)	(15,706)
Change in tenant security deposits	146	582
Change in sundry assets and liabilities	(4,798)	(9,790)
Net cash provided by operating activities	102,150	93,706

Cash flows from investing activities:
Real estate acquisitions and building improvements	(52,186)	(31,589)
Proceeds from real estate sales, net	30,207	28,934
Acquisition, net of cash and restricted cash received	(116,350)	(75,392)
Change in restricted cash	6,997	35,366
Repayments of mortgage notes receivable	26,525	(11,329)
Leasing commissions paid	(6,053)	(3,617)
Cash from joint venture consolidation (Note 2)	665	—
Cash paid for joint venture investment	(9,748)	—
Proceeds from sale of joint venture interest	3,870	—
Advances for joint venture note receivable	(8,331)	—
Capital contributions to joint ventures	(1,557)	(1,353)
Distributions from joint ventures	7,829	2,997
Net cash used in investing activities	(118,132)	(55,983)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(33,837)	(125,429)
Proceeds from medium-term note issuance, net	149,114	—
Cash received from rate lock swap	775	—
Cash paid for settlement of a reverse arrears swap	(1,275)	—
Dividends paid	(89,520)	(90,718)
Proceeds from credit facility borrowing	260,000	385,000
Repayment of credit facility	(270,000)	(335,000)
Repayment of notes payable, other	—	(28,349)
Financing fees	(4,038)	(1,693)
Redemption of limited partnership units	—	(29)
Proceeds from exercise of stock options	11,279	5,116
Distributions paid to minority partners	(2,698)	(815)
Repayment of loans receivable for the purchase of common stock	255	5,778
Proceeds from preferred stock offering, net	—	193,192
Redemption of preferred stock, net	—	(157,500)
Proceeds from convertible debt offering, net	—	113,850
Proceeds from dividend reinvestment plan	3,123	—
Net cash provided by (used in) financing activities	23,178	(36,597)

Net increase in cash and cash equivalents	7,196	1,126

Cash and cash equivalents at beginning of period	5,328	8,528

Cash and cash equivalents at end of period	$12,524	$9,654

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$55,312	$53,773
Capitalized interest	3,016	1,963
State and local taxes paid	266	1,240
Mortgages assumed in acquisition	30,275	12,636
Partnership units issued in acquisition	11,223	—
Satisfaction of notes receivable	15,091	—

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

Note 2:           Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership (Note 9), and certain of the Company’s joint ventures, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net earnings per common share assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon (a) the conversion of (i) preferred stock (using the “if converted” method), (ii) convertible debt and (iii) ERP limited partnership units and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $17.3 million and $17.0 million as of June 30, 2004 and December 31, 2003, respectively.

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

Employee Loans

Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 8.4%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At June 30, 2004 and December 31, 2003, the Company had aggregate loans to employees of approximately $0.8 million and $1.1 million, respectively.

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  At June 30, 2004 and December 31, 2003, approximately $12.5 million and $8.9 million of gross internal leasing costs had been capitalized, respectively.  At June 30, 2004 and December 31, 2003, the net carrying value of internal leasing costs was approximately $10.4 million and $7.8 million, respectively.  For the three months ended June 30, 2004 and 2003, approximately $0.7 million and $0.2 million of capitalized costs had been amortized, respectively.  For the six months ended June 30, 2004 and 2003, approximately $1.1 million and $0.4 million of capitalized costs had been amortized, respectively.

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.4 million at June 30, 2004.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying consolidated balance sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property which has been sold during 2002 or thereafter, or otherwise qualify as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue

Code of 1986, as amended (the “Code”).  In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets.  As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the stockholders.  Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.  The Company intends to continue to operate so that it meets the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.  The Company is subject to certain state and local taxes.  Provision for such taxes has been included in real estate and other taxes in the Company’s consolidated statements of income and comprehensive income.

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At June 30, 2004, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $16.3 million, expiring from 2013 to 2016.

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

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003.  The initial adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements of the Company.

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

In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003.  FIN 46 was deferred until the quarter ended March 31, 2004 for variable interests in VIE created before February 1, 2003.  In December 2003, the FASB issued a revised FIN 46, which modified and clarified various aspects of the original interpretation.  Under the revised guidance, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest.  The initial adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.  The Company’s maximum exposure to loss as a result of its involvement with potential VIE is described in Note 6.

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$32,916	$32,529	$70,313	$67,718
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(491)	(620)	(982)
Pro forma net income	$32,606	$32,038	$69,693	$66,736

Earnings per share:
Basic – as reported	$0.28	$0.27	$0.60	$0.58
Basic – pro forma	$0.27	$0.26	$0.59	$0.57

Diluted – as reported	$0.27	$0.27	$0.59	$0.57
Diluted – pro forma	$0.27	$0.26	$0.58	$0.56

Note 3:           Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2004, the Company acquired five shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square and Stockbridge Village), 11 acres of unimproved land known as Unity Plaza, and the remaining 50% interest in Clearwater Mall, a shopping center in which the Company owned the other 50% interest (the “Clearwater Mall Acquisition”).  The remaining 50% interest in Clearwater Mall, a community shopping center encompassing a 72-acre site with 285,515 square feet of leased space located in Clearwater, Florida, was acquired on January 30, 2004 for approximately $30.0 million.  Subsequent to the completion of the Clearwater Mall Acquisition, the results of operations of this property were included in the consolidated results of operations of the Company.  Unity Plaza, 11 acres of unimproved land located in East Fishkill, New York, was acquired on April 28, 2004 for approximately $6.0 million.  The Company will develop an approximately 70,000 square foot shopping center anchored by a 47,500 square foot A&P Food Market and has received all required permits and approvals necessary to commence development.  New Britain Village

Square, a 143,716 square foot shopping center located in Chalfont, Pennsylvania, was acquired on January 9, 2004 for approximately $23.4 million, consisting of the issuance of $11.2 million in ERP limited partnership units and the assumption of a $12.2 million mortgage loan previously made by the Company to the seller. Elk Grove Town Center, a 131,849 square foot shopping center located in Elk Grove Village, Illinois, was acquired on January 30, 2004 for approximately $21.0 million, including the assumption of $14.5 million of mortgage indebtedness.  Villa Monaco, a 122,213 square foot shopping center located in Denver, Colorado, was acquired on February 19, 2004 for $12.0 million.  Florence Square, a 361,251 square foot shopping center located in Florence, Kentucky, was acquired on March 17, 2004 for approximately $39.5 million, including the assumption of $15.8 million of mortgage indebtedness.  Stockbridge Village, a 188,203 square foot shopping center located in Stockbridge, Georgia (a suburb of Atlanta), was acquired on April 29, 2004 for approximately $23.8 million.

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company allocated approximately $30.3 million to leases acquired.  Of this amount, approximately $29.8 million was attributable to the value of in-place leases at the time of acquisition, approximately $0.2 million was attributable to legal fees and approximately $0.3 million was attributable to below market lease value.  The $30.3 million, net of accumulated amortization of $0.9 million, was recorded in intangible assets on the Company’s consolidated balance sheets.

In the 2003 fiscal year, the Company acquired the remaining 50% interest in Vail Ranch II that it did not already own, a portfolio of seven grocery-anchored neighborhood shopping centers and three other shopping centers (Panama City Square, Harpers Station and Dickson City Crossings).  On January 3, 2003, the Company acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan and aggregating 534,386 square feet for approximately $46 million in cash (the “Spartan Acquisition”).  The cash component of the Spartan Acquisition was financed through borrowings under the Company’s $350 million revolving credit facility.  The remaining 50% interest in Vail Ranch II, a 105,000 square foot shopping center located in Temecula, California, was acquired on February 25, 2003 for approximately $1.5 million in cash and the satisfaction of $9.0 million of mortgage indebtedness.  Subsequent to the acquisition of the remaining 50% interest in Vail Ranch II, the results of operations of this property were included in the consolidated results of operations of the Company.  Panama City Square, a 289,119 square foot shopping center located in Panama City, Florida, was acquired on June 25, 2003 for approximately $18.3 million, including the assumption of $12.7 million of mortgage indebtedness.  Harpers Station, a 240,681 square foot shopping center located in Cincinnati, Ohio, was acquired on September 11, 2003 for approximately $23.8 million, including the assumption of approximately $13.0 million of mortgage indebtedness.  Dickson City Crossings, a 301,462 square foot shopping center located in Dickson City, Pennsylvania, was acquired on September 30, 2003 for approximately $28.1 million, including the assumption of approximately $14.8 million of mortgage indebtedness.

In connection with the acquisition of Harpers Station and Dickson City Crossings, and in compliance with the Company’s business combination policy, the Company allocated approximately $3.2 million to the value of in-place leases at the time of acquisition.  This amount was recorded in intangible assets on the Company’s consolidated balance sheets.

Dispositions

During the six months ended June 30, 2004, the Company sold seven properties, one outparcel, one land parcel and 90% of its ownership interest in Villa Monaco for aggregate gross proceeds of approximately $30.1 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as (loss) income from discontinued operations (Note 5).

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

Note 4:           Real Estate Held for Sale

As of June 30, 2004, five retail properties and one land parcel were classified as “Real estate held for sale.”  These properties are located in four states and have an aggregate gross leasable area of approximately 0.4 million square feet.  Such properties had an aggregate book value of approximately $15.1 million, net of accumulated depreciation of approximately $2.3 million and impairment of $2.5 million.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale subsequent to December 31, 2001 as income from discontinued operations (Note 5).

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

Note 5:           (Loss) Income from Discontinued Operations

The following is a summary of (loss) income from discontinued operations for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue
Real estate held for sale	$656	$708	$1,347	$1,441
Other discontinued operations	399	2,102	1,037	3,959
Total revenue	1,055	2,810	2,384	5,400

Operating costs
Real estate held for sale	(113)	(141)	(265)	(331)
Other discontinued operations	(72)	(286)	(243)	(746)

Real estate taxes
Real estate held for sale	(95)	(52)	(181)	(130)
Other discontinued operations	(77)	(228)	(209)	(543)

Interest expense
Real estate held for sale	(58)	(59)	(116)	(120)
Other discontinued operations	—	—	—	—

Depreciation and amortization
Real estate held for sale	(7)	(93)	(23)	(184)
Other discontinued operations	(63)	(233)	(145)	(568)

Provision for doubtful accounts
Real estate held for sale	2	23	(104)	(62)
Other discontinued operations	(476)	(260)	(609)	(363)

Total operating costs	(959)	(1,329)	(1,895)	(3,047)

Income from discontinued operations before impairment and gain on sale	96	1,481	489	2,353

Impairment of real estate held for sale	(43)	(3,451)	(43)	(6,905)

(Loss) gain on sale of other discontinued operations	(970)	83	444	3,566

(Loss) income from discontinued operations	$(917)	$(1,887)	$890	$(986)

Note 6:           Investments in/Advances to Unconsolidated Ventures

At June 30, 2004, the Company had investments in five joint ventures: (1) Arapahoe Crossings, LP, (2) Benbrooke Ventures, (3) CA New Plan Venture Fund, (4) NP / I&G Institutional Retail Company, LLC and (5) Preston Ridge, which consists of The Centre at Preston Ridge, The Market at Preston Ridge, BPR West and various other undeveloped land parcels.  The Company accounts for these investments using the equity method, unless otherwise noted in footnote three below.  The following table summarizes the joint venture projects as of June 30, 2004 and December 31, 2003 (in thousands):

					Investments in/Advances to
	City	State	JV Partner	Percent Ownership	June 30, 2004	December 31, 2003
Arapahoe Crossings, LP
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30%	$6,901	$6,599

Benbrooke Ventures(2) (3)
Rodney Village	Dover	DE	Benbrooke Partners	50%	$—	$8,249

CA New Plan Venture Fund (4)
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	*	*
Flamingo Falls	Pembroke Pines	FL	Major U.S. Pension Fund	10%	*	*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	*	*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	*	*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	*	*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	10%	*	*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	*	*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	*	*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	*	*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	*	*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%	*	*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%	*	*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	*	*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	*	*

In Process Development / Redevelopment Properties
Marrero Shopping Center	Marrero	LA	Major U.S. Pension Fund	10%	*	*
Clinton Crossings	Clinton	MS	Major U.S. Pension Fund	10%	*	*
					$6,887	$6,267

Clearwater Mall, LLC
Clearwater Mall	Clearwater	FL	The Sembler Company	(5)	$—	$4,225

NP/I&G Institutional Retail Company, LLC (4) (6)
DSW Plaza at Lake Grove	Lake Grove	NY	JPMorgan Fleming Asset Management	20%	*	*
Village Shoppes of East Cherokee	Woodstock	GA	JPMorgan Fleming Asset Management	20%	*	*
Conyers Crossroads	Conyers	GA	JPMorgan Fleming Asset Management	20%	*	*
					$8,314	$4,349

Preston Ridge
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	*	*
The Market at Preston Ridge (3) (7)	Frisco	TX	George Allen/Milton Schaffer	50%	—	*
BPR West (3) (7)	Frisco	TX	George Allen/Milton Schaffer	50%	—	*
Undeveloped land parcels (7)	Frisco	TX	George Allen/Milton Schaffer	50%	*	*
					$6,421	$9,269 (8)

Investments in/Advances to Unconsolidated Ventures					$28,523	$38,958

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

(3)                                  In accordance with the provisions of FIN 46, this joint venture has been included as a consolidated entity in the Company’s Consolidated Balance Sheet as of June 30, 2004.  Therefore, the Company’s equity investment balance has been eliminated.

(4)                                  TheCompany receives increased participation after a 12% IRR.

(5)                                  As of December 31, 2003, the Company’s ownership percentage in this joint venture was 50%.  On January 30, 2004, the Company purchased the remaining 50% interest in Clearwater Mall not previously owned.  Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% interest have been included in the consolidated results of operations of the Company.  Prior to the acquisition of the remaining 50% interest, the Company received a 9.5% preferred return on its investment.

(6)                                  As of December 31, 2003, NP / I&G Institutional Retail Company, LLC had approximately $26.4 million of outstanding notes, payable to the Company.  The note was repaid in full during the first quarter of 2004.

(7)                                  The Company receives a 10% preferred return on its investment.

(8)                                  The Company’s investment balance includes approximately $2.9 million of outstanding notes receivable relating to a mortgage loan on one of the undeveloped land parcels payable to the Company.  The loan was repaid in full on April 1, 2004.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (in thousands):

Condensed Combined Balance Sheets	June 30, 2004	December 31, 2003
Cash and cash equivalents	$15,304	$10,170
Receivables	6,846	7,447
Property and equipment, net of accumulated depreciation	421,929	395,548
Other assets, net of accumulated amortization	11,872	9,700
Total Assets	$455,951	$422,865

Long-term debt	$300,269	$284,713
Accrued interest	1,307	1,304
Other liabilities	9,290	7,764
Total liabilities	310,866	293,781
Total partners’ capital	145,085	129,084
Total liabilities and partners’ capital	$455,951	$422,865

Company’s investments in/advances to	$28,523	$38,958

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Combined Statements of Income	2004	2003	2004	2003

Rental revenues	$13,489	$15,209	$27,640	$24,656
Operating expenses	(3,064)	(2,811)	(8,186)	(5,757)
Interest expense	(3,843)	(2,437)	(7,285)	(5,110)
Other expense, net	(2,505)	(1,451)	(4,014)	(2,692)
Gain (loss) on sale of real estate, net	35	—	(922)	—
Net income	$4,112	$8,510	$7,233	$11,097

Company’s share of net income (1)	$559	$1,188	$789	$1,661

(1)                                 Includes preferred returns of $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively.  Includes preferred returns of $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively.

The following is a brief summary of the joint venture obligations that the Company had as of June 30, 2004.

As noted in the footnotes to the table above, and in accordance with the provisions of FIN 46, Benbrooke Ventures, The Market at Preston Ridge and BPR West have been included as consolidated entities in the Company’s financial statements.

•      NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned three retail properties as of June 30, 2004.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $8.2 million had been contributed by the Company as of June 30, 2004.  The Company anticipates contributing the remaining $21.8 million during the remainder of 2004 and 2005.  The joint venture had loans outstanding of approximately $69.8 million as of June 30, 2004.

•      CA New Plan Venture Fund.  The Company, together with a third party institutional investor, has an investment in a joint venture which owned 14 operating retail properties and two retail property under redevelopment as June 30, 2004.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.4 million had been contributed by the Company as of June 30, 2004.  The Company anticipates contributing the remaining $2.9 million during the remainder of 2004.  The joint venture had loans outstanding of approximately $111.2 million as of June 30, 2004.

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing the Company’s ownership interest from 100% to 30%.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $49.6 million as of June 30, 2004.

•      Benbrooke Ventures.  The Company has an investment in a joint venture which owned a community and neighborhood shopping center, located in Dover, Delaware, as of June 30, 2004.  Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 80% of any capital required by the joint venture.   The Company does not, however, expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2004.

•      Preston Ridge.  The Company has investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas (BPR West and various other parcels of undeveloped land).

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $69.7 million as of June 30, 2004.

•                  The Market at Preston Ridge. The Company has a 50% investment in a joint venture that owns The Market at Preston Ridge.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $8.5 million, payable to the Company, as of June 30, 2004.

•                  BPR West.  The Company has a 50% investment in a joint venture that owns approximately 12.77 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $3.2 million, payable to the Company, as of June 30, 2004.

•                  Undeveloped Land Parcels.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2004.

Note 7:           Debt Obligations

As of June 30, 2004 and December 31, 2003, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount	June 30,	December 31,	Interest	Maturity
	Available	2004	2003	Rates	Date
CREDIT FACILITIES
Fleet Revolving Facility	$—	$—	$191,000	N/A	N/A
Fleet Secured Term Loan	—	—	100,000	N/A	N/A
Revolving Facility	350,000	131,000	—	LIBOR + 65 bp (1) (2)	June 2007
Secured Term Loan	150,000	150,000	—	LIBOR + 85 bp (1)	June 2007
Total Credit Facilities	$500,000	$281,000	$291,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$512,944	$530,640	6.670% - 9.625%	2004 – 2028
Variable Rate Mortgages		24,968	10,673	Variable (3)	2006 – 2011
Total Mortgages		537,912	541,313
Net unamortized premium		15,210	16,965
Total Mortgages, net		$553,122	$558,278

NOTES PAYABLE
6.88% unsecured notes (4)		$75,000	$75,000	6.875%	October 2004
7.75% unsecured notes		100,000	100,000	7.750%	April 2005
7.35% unsecured notes		30,000	30,000	7.350%	June 2007
5.88% unsecured notes		250,000	250,000	5.875%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
4.50% unsecured notes (5)		150,000	—	4.500%	February 2011
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
3.75% unsecured notes (6)		115,000	115,000	3.750%	June 2023
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		1,050,000	900,000
Net unamortized discount		(5,199)	(3,116)
Impact of pay-floating swap agreements		(1,048)	1,280
Total Notes, net		$1,043,753	$898,164

CAPITAL LEASES		$28,401	$28,562	7.500%	June 2031

TOTAL DEBT		$1,906,276	$1,776,004

(1)          The Company incurs interest using the 30-day LIBOR rate which was 1.37% as of June 30, 2004.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)          The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, Moody’s A Corporate Bond Index, or a rate determined by the appropriate remarketing agent plus spreads ranging from 125 to 375 basis points.

(4)          The Company has entered into a two-year reverse swap agreement with Bank of America that effectively converted the interest rate on $50 million of the notes from a fixed rate to the six month LIBOR rate, in arrears.

(5)          The Company has entered into reverse interest rate swaps that effectively converted the interest rate on $65 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six month LIBOR rate.

(6)          Represents the Company’s convertible senior notes.

On June 30, 2004, the Company amended its existing $350 million unsecured revolving credit facility (the “Revolving Facility”).  The Revolving Facility matures on June 30, 2007, with a one-year extension option.  As of June 30, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on the Company’s then current debt rating.  In addition, the Company incurs an annual facility fee of 20 basis points on this facility.

On June 30, 2004, the Company also amended its existing $100 million secured term loan facility, increasing the loan amount to $150 million (the “Secured Term Loan”).  The Secured Term Loan matures on June 30, 2007.  As of June 30, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on the Company’s then current debt rating.

The Revolving Facility and the Secured Term Loan require that the Company maintain certain financial coverage ratios.  These coverage ratios currently include:

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

•                                          unsecured debt to unencumbered assets value ratio of no more than 55%

•                                          book value of ancillary assets to total adjusted assets of no more than 25%

•                                          book value of new construction assets to total adjusted assets of no more than 15%

•                                          Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On February 6, 2004, the Company completed a public offering of $150 million aggregate principal amount of unsecured, 7-year fixed rate notes with a coupon of 4.50% (the “2004 Debt Offering”).  These notes are due on February 1, 2011.  The notes were priced at 99.409% of par value to yield 4.6%.  Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Company’s then existing revolving credit facility.  On January 30, 2004, concurrent with the pricing of the offering, the Company entered into reverse interest rate swaps that effectively converted the interest rate on $100 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the 6-month LIBOR rate.

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

On May 19, 2003, the Company completed a public offering of $100 million aggregate principal amount of 3.75% convertible senior notes due June 2023 (the “Convertible Debt Offering”).  On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15 million aggregate principal amount of the notes.  The notes are convertible into common stock of the Company upon the occurrence of certain events, as discussed below, at an initial conversion price of $25.00 per share.  Holders may convert their notes into shares of the Company’s common stock (or cash, or a combination of cash and shares of common stock, at the Company’s option) under any of the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (ii) if the notes have been called for redemption; (iii) upon the occurrence of certain specified corporate transactions.  The notes may not be redeemed by the Company prior to June 9, 2008, but are redeemable for cash, in whole or in part, any time thereafter.  The net proceeds to the Company from the offering were approximately $112 million and were used to repay a portion of the borrowings outstanding under the Company’s then existing revolving credit facility.

As of June 30, 2004, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2004 (remaining six months)	$82,662
2005	173,789
2006	43,753
2007	601,598
2008	187,382
Thereafter	808,129
Total debt maturities	1,897,313

Net unamortized premiums on mortgages	15,210
Net unamortized discount on notes	(5,199)
Fair value adjustment on pay-floating swap agreements	(1,048)

Total debt obligations	$1,906,276

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

We have an existing reverse arrears swap agreement, which was entered into during 2002, with a notional amount of $50.0 million, under which we receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.

On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, the Company entered into three additional reverse arrears swap agreements, in notional amounts of $50.0 million, $35.0 million and $15.0 million, that effectively converted the interest rate on $100.0 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate.  On May 19, 2004, the Company settled the $35.0 million reverse arrears swap agreement for an aggregate payment of approximately $1.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  Concurrent with the settlement of the $35.0 million reverse arrears swap agreement, the blended floating interest rate on the remaining two swaps was adjusted downward to 30 basis points over the six-month LIBOR rate.  The remaining two swaps will terminate on February 1, 2011.

During the three months ended March 31, 2004, in order to mitigate the potential risk of adverse changes in the LIBOR swap rate, the Company entered into four 10-year forward starting interest rate swap agreements for an aggregate of approximately $100.0 million in notional amount.  These derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate.  The gain or loss on the swaps will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

On May 19, 2004, in order to mitigate the potential risk of adverse changes in the LIBOR swap rate, the Company entered into a 10-year forward starting interest rate swap agreement for an aggregate of approximately $50.0 million in notional amount.  This derivative instrument is expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate at 5.765%.  The gain or loss on the swap will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same periods in which the hedged transaction affects earnings.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2004 (in thousands).  The notional amounts at June 30, 2004 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$437
Reverse Arrears Swap	Fair Value	50,000	4.380%	02/01/11	(1,160)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(326)
Forward Starting Swap	Cash Flow	25,000	4.767%	10/15/14	850
Forward Starting Swap	Cash Flow	25,000	4.805%	10/15/14	775
Forward Starting Swap	Cash Flow	25,000	5.053%	04/06/15	655
Forward Starting Swap	Cash Flow	25,000	5.039%	04/06/15	683
Forward Starting Swap	Cash Flow	50,000	5.765%	04/06/15	(1,414)
					$500

On June 30, 2004, the reverse arrears swap agreements and the forward starting swap agreements were reported at their fair values as Other Assets of $(1.0) million and Other Liabilities of $(1.5) million, respectively.  Additionally, the reverse arrears swap debt of approximately $(1.0) million at June 30, 2004 was reported as a component of the notes payable to which it was assigned.  As of June 30, 2004, there were approximately $2.5 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps, as well as the unsettled portion of the forward starting swap agreements.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  Approximately $0.1 million of expense, net is expected to be amortized into other comprehensive income over the next six months.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

	Total Units	Company Units		Limited Partner Units
Outstanding at December 31, 2003	5,565,066	3,432,065		2,133,001
Issued	781,243	293,294		487,949	(1)
Redeemed	—	1,381,609	(2)	(1,381,609	)(2)

Outstanding at June 30, 2004	6,346,309	5,106,968		1,239,341

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

Note 10:                          Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic EPS
Numerator:
Income from continuing operations	$33,833	$34,416	$69,423	$68,704
Preferred dividends	(5,275)	(5,753)	(10,550)	(10,612)
Premium on redemption of preferred stock	—	(630)	—	(630)
Net income available to common shares from continuing operations - basic	28,558	28,033	58,873	57,462

Net income available to common shares from discontinued operations - basic	(917)	(1,887)	890	(986)

Net income available to common shares - basic	$27,641	$26,146	$59,763	$56,476

Denominator:
Weighted average of common shares outstanding	100,159	97,112	99,789	97,025

Earning per share - continuing operations	$0.29	$0.29	$0.59	$0.59
Earnings per share - discontinued operations	(0.01)	(0.02)	0.01	(0.01)
Basic earnings per common share	$0.28	$0.27	$0.60	$0.58

Diluted EPS
Numerator:
Income from continuing operations	$33,833	$34,416	$69,423	$68,704
Preferred dividends	(5,275)	(5,753)	(10,550)	(10,612)
Premium on redemption of preferred stock	—	(630)	—	(630)
Minority interest in consolidated partnership	286	375	546	776
Net income available to common shares from continuing operations - diluted	28,844	28,408	59,419	58,238

Net income available to common shares from discontinued operations - diluted	(917)	(1,887)	890	(986)

Net income available to common shares - diluted	$27,927	$26,521	$60,309	$57,252

Denominator:
Weighted average of common shares outstanding – basic	100,159	97,112	99,789	97,025
Effect of diluted securities:
Common stock options	874	663	1,052	547
Excel Realty Partners, L.P. third party units	1,239	2,178	1,301	2,178
Weighted average of common shares outstanding - diluted	102,272	99,953	102,142	99,750

Earning per share - continuing operations	$0.28	$0.29	$0.58	$0.58
Earnings per share - discontinued operations	(0.01)	(0.02)	0.01	(0.01)
Diluted earnings per common share	$0.27	$0.27	$0.59	$0.57

Note - For the three months ended June 30, 2004 and 2003, there were approximately 0.9 million and 1.0 million stock options, respectively, that were anti-dilutive.  For the six months ended June 30, 2004 and 2003, there were approximately 0.6 million and 2.3 million stock options, respectively, that were anti-dilutive.  Additionally, debt issued in the Convertible Debt Offering is not included in the diluted calculation, as conversion triggers have not yet occurred.

Common Stock

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.  As of June 30, 2004, the Company had not issued or sold any common stock under this distribution program.

Preferred Stock

On April 21, 2003, the Company completed a public offering of 8,000,000 depositary shares, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred Stock Offering”).  The net proceeds to the Company from the Preferred Stock Offering were approximately $193 million and were used to redeem all of the Company’s outstanding Series B depositary shares (the “Series B Preferred Stock Redemption”), each of which represented a 1/10 fractional interest of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, as well as to repay a portion of the amount outstanding under the Company’s then existing revolving credit facility.

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

Stock Based Compensation

Stock Options

The Company has one active stock option plan and four stock option plans under which option grants may no longer be made.  In addition, two option grants were made to the Chief Executive Officer in February 2000, which were not part of the previously mentioned plans.  Pursuant to the five plans and two additional option grants, stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  The active plan is the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of June 30, 2004, approximately 4.0 million shares were available for stock option grants and 0.9 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding at June 30, 2004 had exercise prices from $12.8125 to $26.10 and a weighted average remaining contractual life of approximately seven years.  The total option shares exercisable under all five plans and two additional option grants, at June 30, 2004, was approximately 1.6 million.

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	4,304,598	$18.33

Granted	669,750	$21.21
Exercised	(570,814)	$20.18
Forfeited	(58,167)	$25.97
Outstanding at June 30, 2004	4,345,367	$19.16

Options exercisable at June 30, 2004	1,628,557	$18.19

Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003.

Had compensation cost for the Company’s stock options issued prior to December 31, 2002 been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123 (prospective adoption of SFAS 148 – see Note 2), the Company’s net income for the three months ended June 30, 2004 would have been reduced by $0.3 million from $32.9 million to $32.6 million (resulting in net income of $0.27 per share – basic and diluted).  For the three months ended June 30, 2003, net income would have been reduced by $0.5 million from $32.5 million to $32.0 million (resulting in net income of $0.26 per share - basic and diluted).  For the six months ended June 30, 2004, net income would have been reduced by $0.6 million from $70.3 million to $69.7 million (resulting in net income of $0.59 per share - basic and $0.58 per share - diluted).  For the six months ended June 30, 2003, net income would have been reduced by $1.0 million from $67.7 million to $66.7 million (resulting in net income of $0.57 per share – basic and $0.56 per share – diluted).

Stock Awards

During the six months ended June 30, 2004, the Company granted 60,150 restricted shares to employees.  Of these shares, 30,075 will vest proportionately over five years commencing on the first anniversary date of the initial grant.  The balance of the restricted share grant will vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

During the six months ended June 30, 2003, the Company granted 59,500 restricted shares to employees.  Of these shares, 29,750 will vest proportionately over five years commencing on the first anniversary date of the initial grant.  The balance of the restricted share grant will vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares as of the date of the grant and expenses such amounts against earnings, ratably over the respective vesting period.  Such amounts appear on the Company’s Consolidated Statements of Operations under “General and administrative.”

During the six months ended June 30, 2004, the Company also granted 2,745 shares to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Operations under “General and administrative.”

Note 11:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material.  The Company has, however, reserved approximately $2.3 million as of June 30, 2004 in connection with a particular tenant litigation.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company’s ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of June 30, 2004, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of two separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2004, there was no balance outstanding under either letter of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $1.6 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2004, the Company had mortgage loans outstanding of approximately $553.1 million, and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $300.3 million.

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

Year
2004 (remaining six months)	$666
2005	1,324
2006	771
2007	533
2008	398
Thereafter	12,421

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

Note 12:           Comprehensive Income

Total comprehensive income was $36.7 million and $31.9 million for the three months ended June 30, 2004 and 2003, respectively.  Total comprehensive income was $71.8 million and $67.3 million for the six months ended June 30, 2004 and 2003, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of June 30, 2004 and December 31, 2003, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the consolidated balance sheets was comprised of the following (in thousands):

	As of June 30, 2004	As of December 31, 2003
Unrealized gains on available-for-sale securities	$1,783	$1,942
Realized gains on interest risk hedges	2,084	2,195
Realized losses on interest risk hedges	(1,160)	(1,352)
Unrealized gains on interest risk hedges	2,963	—
Unrealized losses on interest risk hedges	(1,414)	—
Accumulated other comprehensive income	$4,256	$2,785

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

During the six months ended June 30, 2004, we acquired five shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square and Stockbridge Village), 11 acres of unimproved land known as Unity Plaza, and the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest (collectively, “2004 Acquisitions”).  During the second and third quarters of 2003, we also acquired three shopping centers, Panama City Square, Harpers Station and Dickson City Crossings (collectively, “2003 Acquisitions”).  Accordingly, our results of operations for the three and six months ended June 30, 2004 include the results of operations of the 2004 Acquisitions and the 2003 Acquisitions.

In accordance with the provisions of FIN 46, our consolidated results of operations for the three and six months ended June 30, 2004 include the results of operations of three of our joint ventures – Benbrooke Ventures, The Market at Preston Ridge and BPR West (collectively, “FIN 46 Consolidation Adjustments”) – previously accounted for under the equity method.

Results of operations for the three months ended June 30, 2004 and 2003

Rental Revenues:

Total rental revenues increased $2.9 million, or 2%, from $120.0 million for the three months ended June 30, 2003 to $122.9 million for the three months ended June 30, 2004. The major areas of change are discussed below.

Rental income increased $4.5 million, or 5%, from $92.1 million for the three months ended June 30, 2003 to $96.6 million for the three months ended June 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased rental income by approximately $3.9 million

•                  2003 Acquisitions, which increased rental income by approximately $1.7 million

•                  FIN 46 Consolidation Adjustments, which increased rental income by approximately $0.5 million

•                  Decreases in cost of living adjustments, which decreased rental income by approximately $0.5 million

•                  Decreases in rental revenues attributable to properties under redevelopment and certain circumstances in which specific tenants are paying percentage rent in lieu of fixed rent, compounded by decreases in late charges and other miscellaneous income which accounted for the balance of the variance

Expense reimbursements decreased $1.2 million, or 5%, from $26.0 million for the three months ended June 30, 2003 to $24.8 million for the three months ended June 30, 2004.  The following factors accounted for this variance:

•      2004 Acquisitions, which increased expense reimbursements by approximately $0.6 million

•      2003 Acquisitions, which increased expense reimbursements by approximately $0.3 million

•                  FIN 46 Consolidation Adjustments, which increased expense reimbursements by approximately $0.1 million

•                  Decreases in the amount of reimbursable real estate and property operating expenses, which accounted for the balance of the variance

Expenses:

Total expenses increased $3.7 million, or 4%, from $87.3 million for the three months ended June 30, 2003 to $91.0 million for the three months ended June 30, 2004. The major areas of change are discussed below.

Operating costs decreased $3.1 million, or 13%, from $23.0 million for the three months ended June 30, 2003 to $19.9 million for the three months ended June 30, 2004. The following factors accounted for this variance:

•                  2004 Acquisitions, which increased operating costs by approximately $0.6 million

•                  2003 Acquisitions, which increased operating costs by approximately $0.3 million

•                  FIN 46 Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  Decreased insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2004, which decreased operating costs by approximately $1.7 million

•                  Decreased snow removal costs attributable to unusually harsh winter conditions in the second quarter of 2003, which decreased operating costs by approximately $0.4 million

•                  Decreased payroll related expenses, which decreased operating costs by approximately $0.4 million

•                  Decreased professional fees, which decreased operating costs by approximately $0.3 million

•                  Combined decreases in utilities, cleaning, and other expenses, which decreased operating costs by approximately $1.2 million

Real estate and other taxes increased $0.6 million, or 4%, from $14.6 million for the three months ended June 30, 2003 to $15.2 million for the three months ended June 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased real estate and other taxes by approximately $0.5 million

•                  2003 Acquisitions, which increased real estate and other taxes by approximately $0.2 million

•                  Property tax rate decreases at certain municipalities, combined with lower assessments at certain properties, which accounted for the balance of the variance

Depreciation and amortization expense increased $3.2 million, or 17%, from $18.6 million for the three months ended June 30, 2003 to $21.8 million for the three months ended June 30, 2004.   The following factors accounted for this variance:

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $1.1 million

•                  2003 Acquisitions, which increased depreciation and amortization by approximately $0.4 million

•                  Increased amortization expense attributable to deferred expenses, which increased depreciation and amortization by approximately $0.7 million

•                  Increased depreciation expense on properties previously under redevelopment, which accounted for the balance of the variance

General and administrative expenses increased $1.0 million, or 24%, from $4.2 million for the three months ended June 30, 2003 to $5.2 million for the three months ended June 30, 2004.  The following factors accounted for this variance:

•                  Increased payroll related expenses, which increased general and administrative expenses by approximately $0.5 million

•                  Increased accounting and audit fees, which increased general and administrative expenses by approximately $0.4 million

•                  Decreased allocation of costs to operating expenses, which accounted for the balance of the variance

Other Income and Expenses:

Equity in income of unconsolidated ventures decreased $0.6 million, or 50%, from $1.2 million for the three months ended June 30, 2003 to $0.6 million for the three months ended June 30, 2004.  The decrease was attributable to a $0.6 million gain on the sale of Flamingo Falls, a property owned by the CA New Plan Venture Fund, which was recorded in the second quarter of 2003.

Interest expense increased $1.7 million, or 7%, from $24.8 million for the three months ended June 30, 2003 to $26.5 million for the three months ended June 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased interest expense by approximately $0.4 million

•                  2003 Acquisitions, which increased interest expense by approximately $0.7 million

•                  The Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $2.3 million

•                  Increased amortization of debt issuance costs, primarily attributable to the write-off of costs associated with our previously existing revolving credit facility and secured term loan, which increased interest expense by approximately $1.0 million

•                  The refinancing of our previously existing senior unsecured term loan facility at a lower interest rate, compounded by a lower interest rate on the Revolving Facility, which decreased interest expense by approximately $0.5 million

•                  The repayment of $49 million of our 7.33% medium-term notes with the proceeds from our Medium-Term Notes Offering, which decreased interest expense by approximately $0.2 million

•                  A reduction of our mortgage debt, which decreased interest expense by approximately $0.9 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $0.8 million

•                  Decreased interest on swaps, which accounted for the balance of the variance

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of June 30, 2004, such properties generated approximately $0.1 million and $(1.0) million in results of operations and loss on sale, respectively.  As of June 30, 2003, such properties generated approximately $1.5 million, $0.1 million and $(3.5) million in results of operations, gain on sale and impairment loss, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the six months ended June 30, 2004 and 2003

Rental Revenues:

Total rental revenues increased $8.3 million, or 3%, from $239.8 million for the six months ended June 30, 2003 to $248.1 million for the six months ended June 30, 2004. The major areas of change are discussed below.

Rental income increased $8.6 million, or 5%, from $184.2 million for the six months ended June 30, 2003 to $192.8 million for the six months ended June 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased rental income by approximately $5.8 million

•                  2003 Acquisitions, which increased rental income by approximately $3.4 million

•                  FIN 46 Consolidation Adjustments, which increased rental income by approximately $0.5 million

•                  Increased lease settlement income, which increased rental income by approximately $1.5 million

•                  Decreases in cost of living adjustments, which decreased rental income by approximately $0.6 million

•                  Decreases in rental rates and occupancy, combined with decreases in rental revenues attributable to properties under redevelopment and certain circumstances in which specific tenants are paying percentage rent in lieu of fixed rent, which accounted for the balance of the variance

Expense reimbursements decreased $0.9 million, or 2%, from $51.9 million for the six months ended June 30, 2003 to $51.0 million for the six months ended June 30, 2004.  The following factors accounted for this variance:

•      2004 Acquisitions, which increased expense reimbursements by approximately $1.1 million

•      2003 Acquisitions, which increased expense reimbursements by approximately $0.7 million

•                  FIN 46 Consolidation Adjustments, which increased expense reimbursements by approximately $0.1 million

•                  A decrease in the amount of reimbursable real estate and property operating expenses, which accounted for the balance of the variance

Expenses:

Total expenses increased $8.1 million, or 5%, from $176.2 million for the six months ended June 30, 2003 to $184.3 million for the six months ended June 30, 2004. The major areas of change are discussed below.

Operating costs decreased $1.9 million, or 4%, from $45.8 million for the six months ended June 30, 2003 to $43.9 million for the six months ended June 30, 2004. The following factors accounted for this variance:

•                  2004 Acquisitions, which increased operating costs by approximately $0.9 million

•                  2003 Acquisitions, which increased operating costs by approximately $0.6 million

•                  FIN 46 Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  Combined increases in repairs, maintenance, utilities, and other expenses, which increased operating costs by approximately $0.7 million

•                  Decreased insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2004, which decreased operating costs by approximately $1.0 million

•                  Decreased snow removal costs attributable to unusually harsh winter conditions during the first six months of 2003 costs, which decreased operating costs by approximately $1.1 million,

•                  Decreased payroll related expenses, which decreased operating costs by approximately $0.6 million

•                  Decreased professional fees, which decreased operating costs by approximately $0.9 million

•                  Combined decreases in cleaning expenses and cost allocations, which accounted for the balance of the variance

Depreciation and amortization expense increased $5.7 million, or 15%, from $37.3 million for the six

months ended June 30, 2003 to $43.0 million for the six months ended June 30, 2004.   The following factors accounted for this variance:

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $1.6 million

•                  2003 Acquisitions, which increased depreciation and amortization by approximately $0.9 million

•                  Increased amortization expense attributable to deferred expenses, which increased depreciation and amortization by approximately $1.1 million

•                  Increased depreciation expense on properties previously under redevelopment, which accounted for the balance of the variance

General and administrative expenses increased $1.8 million, or 21%, from $8.4 million for the six months ended June 30, 2003 to $10.2 million for the six months ended June 30, 2004.  The following factors accounted for this variance:

•                  Increased payroll related expenses, which increased general and administrative expenses by approximately $1.0 million

•                  Combined increases in utility costs, legal fees and accounting and audit fees, which increased general and administrative expenses by approximately $0.8 million

Other Income and Expenses:

Interest, dividend and other income decreased $0.9 million, or 17%, from $5.3 million for the six months ended June 30, 2003 to $4.4 million for the six months ended June 30, 2004.  The following factors accounted for this variance:

•                  Combined increases in management fee revenue, acquisition/disposition fee revenue and development fee revenue, which increased interest, dividend and other income by approximately $1.2 million

•                  Tax refund received for one property, which increased interest, dividend and other income by approximately $0.3 million

•                  FIN 46 Consolidation Adjustments, which decreased interest, dividend and other income by approximately $0.1 million

•                  The payoff of certain notes receivable, which decreased interest, dividend and other income by approximately $0.5 million

•                  Lower rates of return on certain investments, which decreased interest, dividend and other income by approximately $0.2 million

•                  The payoff of a letter of credit on which we were earning fee income, which decreased interest, dividend and other income by approximately $1.3 million

•                  The payoff of certain employee loans receivable, which decreased interest, dividend and other income by approximately $0.1 million

•                  Decreased leasing fee revenue, which decreased interest, dividend and other income by approximately $0.2 million

Equity in income of unconsolidated ventures decreased $0.9 million, or 53%, from $1.7 million for the six months ended June 30, 2003 to $0.8 million for the six months ended June 30, 2004.  The following factors accounted for this variance:

•                  FIN 46 Consolidation Adjustments, which decreased equity in income of unconsolidated ventures by approximately $0.1 million

•                  A $0.6 million gain on the sale of Flamingo Falls, a property owned by the CA New Plan Venture Fund, which was recorded in the second quarter of 2003

•                  A $0.2 million loss on the sale of Fruitland Plaza, a property owned by Benbrooke Ventures, which was recorded in the first quarter of 2004

Interest expense increased $2.0 million, or 4%, from $50.9 million for the six months ended June 30, 2003 to $52.9 million for the six months ended June 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased interest expense by approximately $0.5 million

•                  2003 Acquisitions, which increased interest expense by approximately $1.5 million

•                  The Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $4.6 million

•                  Financing fees incurred in connection with the Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $0.1 million

•                  Increased amortization of debt issuance costs, primarily attributable to the write-off of costs associated with our previously existing revolving credit facility and secured term loan, which increased interest expense by approximately $0.7 million

•                  The refinancing of our previously existing senior unsecured term loan facility at a lower interest rate, compounded by a lower interest rate on, and a lower balance outstanding under, the Revolving Facility, which decreased interest expense by approximately $1.2 million

•                  The payoff of the variable rate REMIC debt, which decreased interest expense by approximately $0.6 million

•                  The repayment of $49 million of our 7.33% medium-term notes with the proceeds from our Medium-Term Notes Offering, which decreased interest expense by approximately $0.3 million

•                  A reduction of our mortgage debt, which decreased interest expense by approximately $1.9 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $1.1 million

•                  Decreased interest on swaps, which accounted for the balance of the variance

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  As of June 30, 2004, such properties generated approximately $0.5 million and $0.4 million in results of operations and gain on sale, respectively.  As of June 30, 2003, such properties generated approximately $2.4 million, $(6.9) million and $3.6 million in results of operations, impairment loss and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income available to common stockholders – diluted	$27,927	$26,521	$60,309	$57,252
Deduct:
Minority interest in income of consolidated partnership	(286)	(375)	(546)	(776)
Net income available to common stockholders - basic	27,641	26,146	59,763	56,476
Add:
Depreciation and amortization
Continuing operations real estate assets	21,823	18,615	42,989	37,307
Discontinued operations real estate assets	70	326	168	752
Pro rata share of joint venture real estate assets	268	209	641	463
Deduct:
Gain on the sale of real estate (1)	—	—	(1,217)	—
Loss (gain) on the sale of discontinued operations (1)	4,909	(83)	3,963	(1,083)
Pro rata share of joint venture (gain) loss on sale of real estate (1)	(4)	(604)	390	(604)
Funds from operations – basic	54,707	44,609	106,697	93,311

Add:
Minority interest in income of consolidated partnership	286	375	546	776
Funds from operations – diluted	$54,993	$44,984 (2)	$107,243	$94,087 (3)

Net cash provided by operating activities	$51,264	$40,400	$102,150	$93,706
Net cash used in investing activities	(39,953)	(16,523)	(118,132)	(55,983)
Net cash (used in) provided by financing activities	(10,799)	(23,968)	23,178	(36,597)

(1)  Excludes gain/loss on sale of land.

(2)  As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance.  As a result, the revised calculation of FFO for the three months ended June 30, 2003 now reflects changes from previously disclosed FFO for such period, including a decrease in FFO of approximately $4.6 million relating to impairments (which amounts previously were added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that stated above) and a decrease in FFO of approximately $0.6 million relating to premium on redemption of preferred stock (which amounts previously were not factored in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that stated above) for the three months ended June 30, 2003.

(3)  As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance.  As a result, the revised calculation of FFO for the six months ended June 30, 2003 now reflects changes from previously disclosed FFO for such period, including a decrease in FFO of approximately $8.0 million relating to impairments (which amounts previously were added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that stated above) and a decrease in FFO of approximately $0.6 million relating to premium on redemption of preferred stock (which amounts previously were not factored in the calculation of FFO,  thereby increasing previously disclosed FFO by such amounts from that stated above) for the six months ended June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $31.9 million in available cash, cash equivalents, restricted cash and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in a partnership that we control.  We believe that cash generated from operations, issuances under our standby equity distribution program, and borrowings under the Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

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

In some cases, we have invested as a borrower, co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  Pursuant to the terms of two of our joint venture agreements, we have agreed to contribute up to an aggregate of $24.7 million of additional capital that may be required by such joint ventures.  We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Revolving Facility.

Our current redevelopment pipeline is comprised of 34 redevelopment projects (excluding joint venture redevelopments), the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $153.0 million, which we intend on financing primarily through draws on the Revolving Facility.  We also have one new development project underway, the aggregate cost of which is expected to be $14.0 million, which we intend on financing primarily through draws on the Revolving Facility.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.  We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, through draws on the Revolving Facility.  We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

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

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of June 30, 2004, no purchases had been made under this program.

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

In addition, under the Revolving Facility and the Secured Term Loan, we are restricted from paying common stock dividends that would exceed 95% of our Funds From Operations (as defined in the applicable debt agreement) during any four-quarter period.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  Currently, we have investment grade credit ratings for prospective unsecured debt offerings from three major rating agencies – Standard & Poor’s (BBB), Moody’s Investor Service (Baa2) and Fitch Ratings (BBB+).  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt.  If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our existing debt agreements.  During the first six months of 2004, we increased the borrowed amount under our secured term loan from $100 million to $150 million, and we issued $150 million of unsecured notes in the 2004 Debt Offering.  In 2003, we issued an aggregate of $165 million of unsecured notes in the Convertible Debt Offering and the Medium-Term Notes Offering.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  In particular, in December 2002 we sold four of our factory outlet centers and generated gross proceeds of approximately $193 million.  During the first six months of 2004 and during the 2003 fiscal year, we sold other assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $34.4 million and $121.7 million in gross proceeds, respectively.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of June 30, 2004 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,868,912	$82,495	$217,022	$788,189	$781,206
Capital Lease Obligations	28,401	167	520	791	26,923
Operating Leases	16,113	666	2,095	931	12,421
Total	$1,913,426	$83,328	$219,637	$789,911	$820,550

(1)    Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

We intend to repay $75 million issued under our medium-term notes program that matures in October 2004 and a mortgage that matures in the second half of 2004 (approximately $24,000), either through draws under the Revolving Facility, with proceeds generated through the issuance of public or private equity, public or private secured or unsecured debt, or a combination thereof.  We anticipate repaying the balance of the 2004 contractual cash obligations, which consists primarily of scheduled amortization, through draws under the Revolving Facility.

On June 30, 2004, we amended our existing $350 million unsecured revolving credit facility (the “Revolving Facility”).  The Revolving Facility matures on June 30, 2007, with a one-year extension option.  As of June 30, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on our then current debt rating.  In addition, we incur an annual facility fee of 20 basis points on this facility.

On June 30, 2004, we also amended our $100 million secured term loan facility, increasing the loan amount to $150 million (the “Secured Term Loan”).  The Secured Term Loan matures on June 30, 2007.  As of June 30, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on our then current debt rating.

The following table summarizes certain terms of our senior credit facilities as of June 30, 2004:

Loan	Amount Available to be Drawn	Amount Drawn as of June 30, 2004	Current Interest Rate (1)		Maturity Date
	(in thousands)	(in thousands)
Revolving Facility	$350,000	$131,000	LIBOR plus 65 bp	(2)	June 30, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp		June 30, 2007
Total	$500,000	$281,000

(1)          We incur interest using a 30-day LIBOR rate, which was 1.37% at June 30, 2004.

(2)          We also incur an annual facility fee of 20 basis points on this facility.

The Revolving Facility and the Secured Term Loan require that we maintain certain financial coverage ratios.  These coverage ratios currently include:

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

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

Under the terms of each of the Revolving Facility and the Secured Term Loan, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into.  The Secured Term Loan also contains certain financial covenants relating to the operating performance of certain properties that collateralize the Secured Term Loan.

We have also issued approximately $1.1 billion of indebtedness under five public indentures.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing credit facilities, as described above.

As of June 30, 2004, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $537.9 million of mortgage debt outstanding as of June 30, 2004, having a weighted average interest rate of 7.4% per annum, and $1.1 billion of notes payable with a weighted average interest rate of 6.1% per annum.

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

The following is a brief summary of the joint venture obligations to which we are a party as of June 30, 2004, and in which we expect to make additional capital contributions to the joint venture:

•      NP/I&G Institutional Retail Company, LLC.  In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned three retail properties as of June 30, 2004.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $8.2 million as of June 30, 2004.  We anticipate contributing the remaining $21.8 million during the remainder of 2004 and 2005.  The joint venture had loans outstanding of approximately $69.8 million as of June 30, 2004.  As of June 30, 2004, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $8.3 million.

•      CA New Plan Venture Fund.  We, together with a third-party institution investor, have an investment in a joint venture which owned 14 operating retail properties and two retail properties under redevelopment as of June 30, 2004.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.4 million had been contributed by us as of June 30, 2004.  We anticipate contributing the remaining $2.9 million during the remainder of 2004.  The joint venture had loans outstanding of approximately $111.2 million as of June 30, 2004.  As of June 30, 2004, the book value of our investment in CA New Plan Venture Fund was approximately $6.9 million.

In addition, the following is a brief summary of the other joint venture obligations that we have as of June 30, 2004.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest from 100% to 30%.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $49.6 million as of June 30, 2004.  As of June 30, 2004, the book value of our investment in Arapahoe Crossings, LP was approximately $6.9 million.

•      Benbrooke Ventures.  We have an investment in a joint venture which owns a community shopping center located in Dover, Delaware.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  As of June 30, 2004, this investment has been included in our consolidated results of operations and our consolidated balance sheet, in accordance with FIN 46.  The joint venture had no loans outstanding as of June 30, 2004.

•      Preston Ridge.  We have investments in various joint ventures that own two community shopping centers (The Centre at Preston Ridge and The Market at Preston Ridge) and undeveloped land in Frisco, Texas (BPR West and various other parcels of undeveloped land).  As of June 30, 2004, the results of operations and balance sheet position of our investments in The Market at Preston Ridge and BPR West have been included in our consolidated results of operations and our consolidated balance sheet, respectively.  As of June 30, 2004, the combined book value of our investment in The Centre Preston Ridge and the other undeveloped land parcels was approximately $6.4 million.

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, we have a 25% interest in a venture that owns The Centre at Preston Ridge.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $69.7 million as of June 30, 2004.

•                  The Market at Preston Ridge.  We have a 50% interest in a joint venture that owns The Market at Preston Ridge.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $8.5 million, payable to us, as of June 30, 2004.

•                  BPR West.  We have a 50% interest in a joint venture that owns approximately 12.77 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $3.2 million, payable to us, as of June 30, 2004.

•                  Undeveloped Land Parcels.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of June 30, 2004.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of June 30, 2004, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of two separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2004, there was no balance outstanding under either letter of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $1.6 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2004, we had mortgage loans outstanding of approximately $553.1 million and our joint ventures had mortgage loans outstanding of approximately $300.3 million.

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

Year
2004 (remaining six months)	$666
2005	1,324
2006	771
2007	533
2008	398
Thereafter	12,421

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

Item 3.                                                           QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we had approximately $25.0 million of outstanding floating rate mortgages.  We also had approximately $281.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2004, in relation to our $1.9 billion of outstanding total debt, our $3.7 billion of total assets and the $4.5 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $115.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of June 30, 2004, we had entered into eight hedging agreements: three reverse arrears swap agreements and five forward starting swaps.   We had an existing reverse arrears swap agreement, which was entered into during 2002, with a notional amount of $50 million, under which we receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.  We have also entered into two additional reverse arrears swap agreements that effectively converted the interest rate on $65 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.  Additionally during the six months ended June 30, 2004, in order to mitigate the potential risk of adverse changes in the LIBOR swap rate, we entered into five 10-year forward starting interest rate swap agreements for an aggregate of approximately $150 million in notional amount.  These derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate.  The gain or loss on the swaps will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.2 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.2 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $421.0 million (including the $115 million in various reverse arrears swap agreements), the balance as of June 30, 2004.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $19.1 million.  If market rates of interest decreased by 1%, the fair value of our total outstanding debt would increase by approximately $19.1 million. This assumes that our total outstanding debt remains at $1.9 billion, the balance as of June 30, 2004.

As of June 30, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II - OTHER INFORMATION

Item 2.                    Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, we repurchased 1,768 shares of our common stock in satisfaction of withholding tax liabilities incurred by employees in connection with the vesting of certain shares of restricted stock.  The following table presents information related to such repurchase of common stock made during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	1,020	$23.55	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	748	22.64	—	—
Total	1,768	$23.17	—	—

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of stockholders was held on May 12, 2004.  Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

Proposal One:  Election of Directors.

(a)                                  88,127,397 votes were cast for the election of Norman Gold as a Director; 1,178,925 votes were withheld.

(b)                                 88,312,158 votes were cast for the election of Nina Matis as a Director; 994,164 votes were withheld.

(c)                                  88,121,398 votes were cast for the election of William Newman as a Director; 1,184,924 votes were withheld.

(d)                                 88,061,783 votes were cast for the election of George Puskar as a Director, 1,244,539 votes were withheld.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                   Exhibits:

10.1         Agreement, dated May 14, 2004, between the Company and Dean Bernstein.

10.2                           Side Letter Agreement concerning Employment Agreement, dated May 13, 2004, between the Company and Glenn Rufrano.

10.3                           Side Letter Agreement concerning Employment Agreement, dated July 27, 2004, between the Company and Glenn Rufrano.

10.4                           First Amended and Restated Revolving Credit Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.5                           First Amended and Restated Secured Term Loan Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.6                           First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust - ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Revolving Credit Agreement).

10.7                           First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust - ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Secured Term Loan Agreement).

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2004

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer