Form 10-Q
period 2004-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2004-11-04
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of common stock of the Registrant outstanding on October 28, 2004 was 102,638,767.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc., contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•                  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns

•                  the competitive environment in which we operate

•                  property ownership and management risks

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

•                  governmental approvals, actions and initiatives

•                  environmental/safety requirements and costs

•                  risks of real estate acquisition and development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns

•                  risks of joint venture activities

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2004 and 2003

 (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$98,309	$92,559	$290,648	$275,537
Percentage rents	1,359	1,260	5,420	4,817
Expense reimbursements	23,320	23,125	74,058	74,432
Total rental revenues	122,988	116,944	370,126	354,786

Expenses:
Operating costs	19,618	21,071	62,883	66,237
Real estate and other taxes	16,238	14,399	46,235	44,309
Depreciation and amortization	23,455	19,759	66,148	56,876
Provision for doubtful accounts	2,816	1,561	7,146	5,089
General and administrative	4,484	6,293	14,650	14,727
Total expenses	66,611	63,083	197,062	187,238

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	56,377	53,861	173,064	167,548

Other income and expenses:
Interest, dividend and other income	2,175	2,112	6,563	7,402
Equity in income of unconsolidated ventures	314	772	1,103	2,432
Interest expense	(26,150)	(25,764)	(79,087)	(76,614)
Gain on sale of real estate	—	—	1,217	—
Impairment of real estate	—	—	(43)	(1,124)
Minority interest in income of consolidated partnership and joint ventures	(203)	(394)	(938)	(1,169)
Income from continuing operations	32,513	30,587	101,879	98,475

Discontinued operations:
(Loss) income from discontinued operations (Note 5)	(3,072)	1,124	(2,123)	954

Net income	$29,441	$31,711	$99,756	$99,429

Preferred dividends	(5,458)	(5,279)	(16,008)	(15,891)
Premium on redemption of preferred stock	—	—	—	(630)
Net income available to common stock — basic	23,983	26,432	83,748	82,908
Minority interest in income of consolidated partnership	206	394	752	1,170
Net income available to common stock — diluted	$24,189	$26,826	$84,500	$84,078

Basic earnings per common share:
Income from continuing operations	$0.27	$0.26	$0.86	$0.84
Discontinued operations	(0.03)	0.01	(0.02)	0.01
Basic earnings per share	$0.24	$0.27	$0.84	$0.85

Diluted earnings per common share:
Income from continuing operations	$0.26	$0.26	$0.84	$0.83
Discontinued operations	(0.03)	0.01	(0.02)	0.01
Diluted earnings per share	$0.23	$0.27	$0.82	$0.84

Average shares outstanding — basic	101,255	97,455	100,281	97,170
Average shares outstanding — diluted	103,658	100,505	102,626	100,011

Dividends per common share	$0.41250	$0.41250	$1.2375	$1.2375

Other comprehensive income:
Net income	$29,441	$31,711	$99,756	$99,429
Unrealized gain on available-for-sale securities	325	259	169	565
Realized gain on interest risk hedges, net	40	1,588	121	900
Unrealized (loss) gain on interest risk hedges, net	(9,640)	—	(8,091)	—
Comprehensive income	$20,166	$33,558	$91,955	$100,894

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(In thousands, except par value amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate:
Land	$889,054	$832,479
Building and improvements	3,040,710	2,822,138
Accumulated depreciation and amortization	(410,487)	(360,580)
Net real estate	3,519,277	3,294,037
Real estate held for sale	6,696	17,668
Cash and cash equivalents	8,980	5,328
Restricted cash	21,788	23,463
Marketable securities	3,084	2,915
Receivables:
Trade, net of allowance for doubtful accounts of $21,286 and $16,950 at September 30, 2004 and December 31, 2003, respectively	31,443	42,713
Deferred rent, net of allowance of $4,085 and $5,445 at September 30, 2004 and December 31, 2003, respectively	29,947	24,806
Other, net	19,129	12,530
Mortgages and notes receivable	9,406	39,637
Prepaid expenses and deferred charges	45,805	35,320
Investments in/advances to unconsolidated ventures	28,510	38,958
Intangible assets	32,157	3,201
Other assets	20,742	18,020
Total assets	$3,776,964	$3,558,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $15,623 and $16,965 at September 30, 2004 and December 31, 2003, respectively	$581,190	$558,278
Notes payable, net of unamortized discount of $4,961 and $3,116 at September 30, 2004 and December 31, 2003, respectively	1,045,930	898,164
Credit facilities	268,000	291,000
Capital leases	28,318	28,562
Dividends payable	47,568	45,695
Other liabilities	116,305	102,793
Tenant security deposits	11,068	10,096
Total liabilities	2,098,379	1,934,588

Minority interest in consolidated partnership	33,294	37,865

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at September 30, 2004 and December 31, 2003; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding at September 30, 2004 and December 31, 2003	193	10
Common stock, $.01 par value, 250,000 shares authorized; 102,533 and 97,980 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,025	979
Additional paid-in capital	1,999,182	1,889,773
Accumulated other comprehensive income	(5,016)	2,785
Accumulated distribution in excess of net income	(350,093)	(307,404)
Total stockholders’ equity	1,645,291	1,586,143
Total liabilities and stockholders’ equity	$3,776,964	$3,558,596

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited, in thousands)

	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$99,756	$99,429
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	68,048	58,150
Amortization of net premium/discount on mortgages and notes payable	(2,076)	(2,174)
Amortization of deferred debt and loan acquisition costs	2,244	1,224
Amortization of stock options	569	224
Gain on sale of real estate, net	(1,217)	—
Gain on sale of discontinued operations, net	2,648	(3,404)
Minority interest in income of consolidated partnership	941	1,170
Impairment of real estate assets	131	8,077
Equity in income of unconsolidated ventures	(1,103)	(2,433)
Changes in operating assets and liabilities, net:
Change in trade receivables	8,682	(10,568)
Change in deferred rent receivables	(5,122)	(3,784)
Change in other receivables	(5,066)	24,763
Change in other liabilities	13,583	(2,651)
Change in tenant security deposits	49	665
Change in sundry assets and liabilities	(4,567)	(6,105)
Net cash provided by operating activities	177,500	162,583

Cash flows from investing activities:
Real estate acquisitions and building improvements	(83,509)	(55,541)
Proceeds from real estate sales, net	39,020	46,209
Acquisition, net of cash and restricted cash received	(155,861)	(100,236)
Change in restricted cash	1,819	32,212
Repayments of mortgage notes receivable	26,543	1,537
Leasing commissions paid	(8,592)	(7,730)
Cash from joint venture consolidation (Note 2)	844	—
Cash paid for joint venture investment	(9,748)	—
Proceeds from sale of joint venture interest	3,870	15,022
Advances for note receivable	(8,449)	(12,165)
Capital contributions to joint ventures	(3,734)	(2,190)
Distributions from joint ventures	8,561	6,219
Net cash used in investing activities	(189,236)	(76,663)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(37,862)	(144,250)
Proceeds from medium-term note issuance, net	149,114	—
Cash received from rate lock swap	1,554	—
Cash paid for settlement of a reverse arrears swap	(1,275)	—
Dividends paid	(133,466)	(135,279)
Proceeds from credit facility borrowing	310,000	581,000
Repayment of credit facility	(333,000)	(575,000)
Proceeds from mortgage financing	—	50,000
Repayment of notes payable, other	—	(28,349)
Financing fees	(4,988)	(3,512)
Redemption of limited partnership units	—	(29)
Proceeds from exercise of stock options	15,297	8,381
Distributions paid to minority partners	(3,273)	(1,694)
Repayment of loans receivable for the purchase of common stock	270	5,771
Proceeds from common stock offering	49,640	—
Proceeds from preferred stock offering, net	—	193,192
Redemption of preferred stock, net	—	(157,500)
Proceeds from convertible debt offering, net	—	113,850
Proceeds from dividend reinvestment plan	3,377	3,008
Net cash provided by (used in) financing activities	15,388	(90,411)

Net increase (decrease) in cash and cash equivalents	3,652	(4,491)

Cash and cash equivalents at beginning of period	5,328	8,528

Cash and cash equivalents at end of period	$8,980	$4,037

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$81,418	$76,465
Capitalized interest	4,603	3,084
State and local taxes paid	399	103
Mortgages assumed in acquisition	61,872	27,816
Partnership units issued in acquisition	19,989	—
Satisfaction of notes receivable	15,091	—

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

 Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $21.3 million and $17.0 million as of September 30, 2004 and December 31, 2003, respectively.

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

Employee Loans

Prior to 2001, the Company had made loans to officers, directors and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 8.0%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At September 30, 2004 and December 31, 2003, the Company had aggregate loans to employees of approximately $0.8 million and $1.1 million, respectively.

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  At September 30, 2004 and December 31, 2003, approximately $14.1 million and $8.9 million of gross internal leasing costs had been capitalized, respectively.  At September 30, 2004 and December 31, 2003, the net carrying value of internal leasing costs was approximately $11.5 million and $7.8 million, respectively.  For the three months ended September 30, 2004 and 2003, approximately $0.5 million and $0.2 million of capitalized costs had been amortized, respectively.  For the nine months ended September 30, 2004 and 2003, approximately $1.5 million and $0.6 million of capitalized costs had been amortized, respectively.

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.5 million at September 30, 2004.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At September 30, 2004, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $16.3 million, expiring from 2013 to 2016.

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

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), which superseded SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21.  SAB 104 did not impact the consolidated financial statements of the Company.

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements of the Company.

In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133.  SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and its adoption did not have a material impact on the consolidated financial statements of the Company.

In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements.  FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities (“VIE”), and how to determine when and which business enterprises should consolidate the VIE.  In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures.  The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003.  The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003.  FIN 46 was deferred until the quarter ended March 31, 2004 for variable interests in VIE created before February 1, 2003.  In December 2003, the FASB issued a revised FIN 46, which modified and clarified various aspects of the original interpretation.  Under the revised guidance, FIN 46 applies when either (1) the equity investors lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest.  The initial adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.  The Company’s maximum exposure to loss as a result of its involvement with potential VIE is described in Note 6.

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$29,441	$31,711	$99,756	$99,429
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(310)	(491)	(930)	(1,473)
Pro forma net income	$29,131	$31,220	$98,826	$97,956

Earnings per share:
Basic – as reported	$0.24	$0.27	$0.84	$0.85
Basic – pro forma	$0.24	$0.27	$0.83	$0.84

Diluted – as reported	$0.23	$0.27	$0.82	$0.84
Diluted – pro forma	$0.23	$0.26	$0.81	$0.83

Note 3:                   Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2004, the Company acquired nine shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Hillside Village Center, Annex of Arlington and Marketplace), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which the Company owned the other 50% interest (the “Clearwater Mall Acquisition”) and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which the Company owned the other 50% interest (the “Preston Ridge Acquisition”).  New Britain Village Square, a 143,716 square foot shopping center located in Chalfont, Pennsylvania, was acquired on January 9, 2004 for approximately $23.4 million, consisting of the issuance of $11.2 million in ERP limited partnership units and the assumption of a $12.2 million mortgage loan previously made by the Company to the seller. Elk Grove Town Center, a 131,849 square foot shopping center located in Elk Grove Village, Illinois, was acquired on January 30, 2004 for approximately $21.0 million, including the assumption of $14.5 million of mortgage indebtedness.  Villa Monaco, a 122,213 square foot shopping center located in Denver, Colorado, was acquired on February 19, 2004 for $12.0 million.  Florence Square, a 361,251 square foot shopping center located in Florence,

Kentucky, was acquired on March 17, 2004 for approximately $39.5 million, including the assumption of $15.8 million of mortgage indebtedness.  Stockbridge Village, a 188,203 square foot shopping center located in Stockbridge, Georgia (a suburb of Atlanta), was acquired on April 29, 2004 for approximately $23.8 million.  Starlite Plaza, a 222,450 square foot shopping center located in Sylvania, Ohio (a suburb of Toledo), was acquired on July 22, 2004 for $16.8 million.  Hillside Village Center, a 97,536 square foot shopping center located in Smithtown, New York (on Long Island), was acquired on August 19, 2004 for approximately $16.8 million, including the assumption of approximately $4.4 million of mortgage indebtedness.  Annex of Arlington, a 197,328 square foot shopping center located in Arlington Heights, Illinois (a suburb of Chicago), was acquired on August 26, 2004 for $27.2 million, including the assumption of approximately $17.9 million of mortgage indebtedness.  Marketplace, a 186,851 square foot shopping center located in Tulsa, Oklahoma, was acquired on September 1, 2004 for $18.0 million, consisting of the issuance of $8.8 million in ERP limited partnership units and the assumption of $9.2 million of mortgage indebtedness.  Unity Plaza, 11 acres of unimproved land located in East Fishkill, New York, was acquired on April 28, 2004 for approximately $6.0 million.  The Company will develop an approximately 70,000 square foot shopping center anchored by a 47,500 square foot A&P Food Market and has received all required permits and approvals necessary to commence development.  The remaining 50% interest in Clearwater Mall, a community shopping center encompassing a 72-acre site with 285,515 square feet of leased space located in Clearwater, Florida, was acquired on January 30, 2004 for approximately $30.0 million.  Subsequent to the completion of the Clearwater Mall Acquisition, the results of operations of this property were included in the consolidated results of operations of the Company.  The remaining 50% interest in The Market at Preston Ridge, a 50,326 square foot shopping center located in Frisco, Texas, was acquired on September 1, 2004 for a purchase price of approximately $5.2 million.  Subsequent to the completion of the Preston Ridge Acquisition, the results of operations of this property were included in the consolidated results of operations of the Company.

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company allocated approximately $31.3 million to leases acquired.  Of this amount, approximately $31.0 million was attributable to the value of in-place leases at the time of acquisition, legal fees and leasing commissions, and approximately $0.3 million was attributable to below market lease value.  The $31.3 million, net of accumulated amortization of $1.9 million, was recorded in intangible assets on the Company’s consolidated balance sheets.

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

Dispositions

During the nine months ended September 30, 2004, the Company sold eleven properties, two outparcels, one land parcel and 90% of its ownership interest in Villa Monaco for aggregate gross proceeds of approximately $48.2 million, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of the Factory Merchants Barstow.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as (loss) income from discontinued operations (Note 5).

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

Note 4:                   Real Estate Held for Sale

As of September 30, 2004, three retail properties and one land parcel were classified as “Real estate held for sale.”  These properties are located in three states and have an aggregate gross leasable area of approximately 0.1 million square feet.  Such properties had an aggregate book value of approximately $6.7 million, net of accumulated depreciation of approximately $0.3 million and impairment of approximately $0.1 million, as of September 30, 2004.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

As of December 31, 2003, four retail properties and one land parcel were classified as “Real estate held for sale.”  These properties were located in five states and had an aggregate gross leasable area of approximately 0.4 million square feet.  Such properties had an aggregate book value of approximately $17.7 million, net of accumulated depreciation of approximately $2.4 million and impairment of $2.4 million, as of December 31, 2003.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

Note 5:                   (Loss) Income from Discontinued Operations

The following is a summary of (loss) income from discontinued operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue
Real estate held for sale	$167	$194	$572	$604
Other discontinued operations	909	3,329	3,827	10,292
Total revenue	1,076	3,523	4,399	10,896

Operating costs
Real estate held for sale	40	27	126	129
Other discontinued operations	418	709	1,468	2,307

Real estate taxes
Real estate held for sale	59	26	182	92
Other discontinued operations	129	353	560	1,146

Interest expense
Real estate held for sale	58	60	174	180
Other discontinued operations	—	—	—	—

Depreciation and amortization
Real estate held for sale	4	27	13	77
Other discontinued operations	102	305	554	1,197

Provision for doubtful accounts
Real estate held for sale	4	7	18	21
Other discontinued operations	153	674	690	1,244

Total operating costs	967	2,188	3,785	6,393

Income from discontinued operations before impairment and gain on sale	109	1,335	614	4,503

Impairment of real estate held for sale	(88)	(48)	(88)	(6,953)

(Loss) gain on sale of other discontinued operations	(3,093)	(163)	(2,649)	3,404

(Loss) income from discontinued operations	$(3,072)	$1,124	$(2,123)	$954

Note 6:                   Investments in/Advances to Unconsolidated Ventures

At September 30, 2004, the Company had investments in five joint ventures: (1) Arapahoe Crossings, LP, (2) Benbrooke Ventures, (3) CA New Plan Venture Fund, (4) NP / I&G Institutional Retail Company, LLC and (5) Preston Ridge, which consists of The Centre at Preston Ridge, BPR West and various other undeveloped land parcels.  The Company accounts for these investments using the equity method, unless otherwise noted in footnote three below.  The following table summarizes the joint venture projects as of September 30, 2004 and December 31, 2003 (in thousands):

					Investments in/Advances to
	City	State	JV Partner	Percent Ownership	September 30, 2004		December 31, 2003
Arapahoe Crossings, LP
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30%	$7,044		$6,599

Benbrooke Ventures(2) (3)
Rodney Village	Dover	DE	Benbrooke Partners	50%	—			*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	(4)	—			*
					—		$8,249

CA New Plan Venture Fund (5)
Villa Monaco	Denver	CO	Major U.S. Pension Fund	10%		*	—
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%		*		*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%		*		*
Shoppes of Victoria Square	Port St. Lucie	FL	Major U.S. Pension Fund	10%		*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%		*		*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%		*		*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%		*		*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	(4)	—			*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%		*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%		*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%		*		*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%		*		*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%		*		*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%		*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%		*		*

In Process Development / Redevelopment Properties
Stone Mountain Festival	Stone Mountain	GA	Major U.S. Pension Fund	10%		*	—
Marrero Shopping Center	Marrero	LA	Major U.S. Pension Fund	10%		*	—
Clinton Crossings	Clinton	MS	Major U.S. Pension Fund	10%		*		*
					$6,791		$6,267

Clearwater Mall, LLC
Clearwater Mall	Clearwater	FL	The Sembler Company	(6)	—		$4,225

NP/I&G Institutional Retail Company, LLC (5) (7)
Conyers Crossroads	Conyers	GA	JPMorgan Fleming Asset Management	20%		*	—
Village Shoppes of Flowery Branch	Flowery Branch	GA	JPMorgan Fleming Asset Management	20%		*	—
Village Shoppes of East Cherokee	Woodstock	GA	JPMorgan Fleming Asset Management	20%		*	—
DSW Plaza at Lake Grove	Lake Grove	NY	JPMorgan Fleming Asset Management	20%		*		*
					$9,112		$4,349

Preston Ridge
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%		*		*
The Market at Preston Ridge	Frisco	TX	George Allen/Milton Schaffer	(8)	—			*
BPR West (3) (9)	Frisco	TX	George Allen/Milton Schaffer	50%	—		—
Undeveloped land parcels (9)	Frisco	TX	George Allen/Milton Schaffer	50%		*		*
					$5,563		$9,269	(10)

		Investments in/Advances to Unconsolidated Ventures			$28,510		$38,958

*	Multiple properties held in a single investment joint venture.
(1)	The Company receives increased participation after a 10% return.
(2)	The Company receives an 8.5% preferred return on its investment. As of December 31, 2003, this venture also owned Fruitland Plaza. Fruitland Plaza was sold in January 2004.
(3)

In accordance with the provisions of FIN 46, this joint venture has been included as a consolidated entity in the Company’s Consolidated Balance Sheet as of September 30, 2004. Therefore, the Company’s equity investment balance has been eliminated.

(4)	This property was sold by the joint venture during the nine months ended September 30, 2004.
(5)	The Company receives increased participation after a 12% IRR.
(6)

As of December 31, 2003, the Company’s ownership percentage in this joint venture was 50%. On January 30, 2004, the Company purchased the remaining 50% interest in Clearwater Mall that it did not previously own. Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% interest have been included in the consolidated results of operations of the Company. Prior to the acquisition of the remaining 50% interest, the Company received a 9.5% preferred return on its investment.

(7)

As of December 31, 2003, NP / I&G Institutional Retail Company, LLC had approximately $26.4 million of outstanding notes, payable to the Company. The note was repaid in full during the first quarter of 2004.

(8)

As of December 31, 2003, the Company’s ownership percentage in this joint venture was 50%. On September 1, 2004, the Company purchased the remaining 50% interest in The Market at Preston Ridge that it did not previously own. Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% interest have been included in the consolidated results of operations of the Company. Prior to the acquisition of the remaining 50% interest, the Company received a 10% preferred return on its investment.

(9)	The Company receives a 10% preferred return on its investment.
(10)	The Company’s investment balance includes approximately $2.9 million of outstanding notes receivable relating to a mortgage loan payable to the Company. The loan was repaid in full on April 1, 2004.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (in thousands):

Condensed Combined Balance Sheets	September 30, 2004	December 31, 2003
Cash and cash equivalents	$14,032	$10,170
Receivables	8,250	7,447
Property and equipment, net of accumulated depreciation	449,068	395,548
Other assets, net of accumulated amortization	18,171	9,700
Total Assets	$489,521	$422,865

Long-term debt	$327,073	$284,713
Accrued interest	1,384	1,304
Other liabilities	12,331	7,764
Total liabilities	340,788	293,781
Total partners’ capital	148,733	129,084
Total liabilities and partners’ capital	$489,521	$422,865

Company’s investments in/advances to unconsolidated ventures	$28,510	$38,958

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Combined Statements of Income	2004	2003	2004	2003
Rental revenues	$16,574	$9,625	$44,053	$34,281
Operating expenses	(5,212)	(2,552)	(13,625)	(8,309)
Interest expense	(4,527)	(2,280)	(12,062)	(7,390)
Other expense, net	(3,881)	(2,042)	(9,007)	(4,734)
(Loss) gain on sale of real estate, net	(120)	195	(85)	195
Net income	$2,834	$2,946	$9,274	$14,043

Company’s share of net income (1)	$314	$772	$1,103	$2,432

(1)                                 Includes preferred returns of $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively.  Includes preferred returns of $0.2 million and $0.7 million for the three and nine months ended September 30, 2003, respectively.

The following is a brief summary of the joint venture obligations that the Company had as of September 30,

2004.  As noted in the footnotes to the table above, and in accordance with the provisions of FIN 46, Benbrooke Ventures and BPR West have been included as consolidated entities in the Company’s financial statements.

•         Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing the Company’s ownership interest from 100% to 30%.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $49.4 million as of September 30, 2004.

•         Benbrooke Ventures.  The Company has an investment in a joint venture which owned a community and neighborhood shopping center, located in Dover, Delaware, as of September 30, 2004. Under the terms of this joint venture, the Company has a 50% interest in the venture; however, the Company has agreed to contribute 80% of any capital required by the joint venture.   The Company does not, however, expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2004.

•         CA New Plan Venture Fund.  The Company, together with a third party institutional investor, has an investment in a joint venture which owned 14 operating retail properties and three retail properties under redevelopment as of September 30, 2004.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by the Company as of September 30, 2004.  The Company anticipates contributing the remaining $2.6 million during the remainder of 2004 and 2005.  The joint venture had loans outstanding of approximately $127.9 million as of September 30, 2004.

•         NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned four retail properties as of September 30, 2004.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $14.6 million had been contributed by the Company as of September 30, 2004. The Company anticipates contributing the remaining $15.4 million during the remainder of 2004 and 2005.  The joint venture had loans outstanding of approximately $80.2 million as of September 30, 2004.

•         Preston Ridge.  The Company has investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge) and undeveloped land in Frisco, Texas (BPR West and various other parcels of undeveloped land).

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $69.5 million as of September 30, 2004.

•                  BPR West.  The Company has a 50% investment in a joint venture that owns approximately 12.77 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $3.3 million, payable to the Company, as of September 30, 2004.

•                  Undeveloped Land Parcels.  The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2004.

Note 7:                   Debt Obligations

As of September 30, 2004 and December 31, 2003, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	September 30, 2004	December 31, 2003	Interest Rates	Maturity Date
CREDIT FACILITIES
Fleet Revolving Facility	$—	$—	$191,000	N/A	N/A
Fleet Secured Term Loan	—	—	100,000	N/A	N/A
Revolving Facility	350,000	118,000	—	LIBOR + 65 bp (1) (2)	June 2007
Secured Term Loan	150,000	150,000	—	LIBOR + 85 bp (1)	June 2007
Total Credit Facilities	$500,000	$268,000	$291,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$540,705	$530,640	6.670% - 9.625%	2004 – 2028
Variable Rate Mortgages		24,862	10,673	Variable (3)	2006 – 2011
Total Mortgages		565,567	541,313
Net unamortized premium		15,623	16,965
Total Mortgages, net		$581,190	$558,278

NOTES PAYABLE
6.88% unsecured notes (4)		$75,000	$75,000	6.875%	October 2004
7.75% unsecured notes		100,000	100,000	7.750%	April 2005
7.35% unsecured notes		30,000	30,000	7.350%	June 2007
5.88% unsecured notes		250,000	250,000	5.875%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
4.50% unsecured notes (5)		150,000	—	4.500%	February 2011
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
3.75% unsecured notes (6)		115,000	115,000	3.750%	June 2023
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		1,050,000	900,000
Net unamortized discount		(4,961)	(3,116)
Impact of pay-floating swap agreements		891	1,280
Total Notes, net		$1,045,930	$898,164

CAPITAL LEASES		$28,318	$28,562	7.500%	June 2031

TOTAL DEBT		$1,923,438	$1,776,004

(1)               The Company incurs interest using the 30-day LIBOR rate which was 1.84% as of September 30, 2004.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)               The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)               As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, Moody’s A Corporate Bond Index, or a rate determined by the appropriate remarketing agent plus spreads ranging from 125 to 375 basis points.

(4)               The Company has entered into a two-year reverse swap agreement with Bank of America that effectively converted the interest rate on $50 million of the notes from a fixed rate to the six month LIBOR rate, in arrears.  On October 15, 2004, this note was repaid in full and the reverse swap was settled.

(5)               The Company has entered into reverse interest rate swaps that effectively converted the interest rate on $65 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six month LIBOR rate.

(6)               Represents the Company’s convertible senior notes.

On June 29, 2004, the Company amended its existing $350 million unsecured revolving credit facility (the “Revolving Facility”).  The Revolving Facility matures on June 29, 2007, with a one-year extension option.  As of September 30, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on the Company’s then current debt rating.  In addition, the Company incurs an annual facility fee of 20 basis points on this facility.

On June 29, 2004, the Company also amended its existing $100 million secured term loan facility, increasing the loan amount to $150 million (the “Secured Term Loan”).  The Secured Term Loan matures on June 29, 2007.  As of September 30, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on the Company’s then current debt rating.

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

As of September 30, 2004, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2004 (remaining three months)	$78,745
2005	174,133
2006	44,211
2007	589,092
2008	200,361
Thereafter	825,343
Total debt maturities	1,911,885

Net unamortized premiums on mortgages	15,623
Net unamortized discount on notes	(4,961)
Fair value adjustment on pay-floating swap agreements	891

Total debt obligations	$1,923,438

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

The Company had an existing reverse arrears swap agreement, which was entered into during 2002, with a notional amount of $50.0 million, under which we receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.  This swap was cash settled on October 15, 2004.

On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, the Company entered into three additional reverse arrears swap agreements, in notional amounts of $50.0 million, $35.0 million and $15.0 million, that effectively converted the interest rate on $100.0 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate.  On May 19, 2004, the Company settled the $35.0 million reverse arrears swap agreement for an aggregate payment of approximately $1.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  Concurrent with the settlement of the $35.0 million reverse arrears swap agreement, the blended floating interest rate on the remaining two swaps was adjusted downward to 30 basis points over the six-

month LIBOR rate.  The remaining two swaps will terminate on February 1, 2011.

During the nine months ended September 30, 2004, the Company entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount.  Six of these derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate.  The seventh 10-year forward starting interest rate swap, which was entered into on May 19, 2004, is expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate at 5.765%.  The gain or loss on each of the seven swaps will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2004 (in thousands).  The notional amounts at September 30, 2004 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.357%	10/15/04	$523
Reverse Arrears Swap	Fair Value	50,000	4.380%	02/01/11	336
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	32
Forward Starting Swap	Cash Flow	25,000	4.767%	10/15/14	(451)
Forward Starting Swap	Cash Flow	25,000	4.805%	10/15/14	(529)
Forward Starting Swap	Cash Flow	25,000	4.979%	10/15/14	(883)
Forward Starting Swap	Cash Flow	25,000	4.980%	10/15/14	(883)
Forward Starting Swap	Cash Flow	25,000	5.053%	04/06/15	(635)
Forward Starting Swap	Cash Flow	25,000	5.039%	04/06/15	(606)
Forward Starting Swap	Cash Flow	50,000	5.765%	04/06/15	(4,104)
					$(7,200)

On September 30, 2004, the reverse arrears swap agreements and the forward starting swap agreements were reported at their fair values as Other Assets of $0.9 million and Other Liabilities of $8.1 million, respectively.  Additionally, the reverse arrears swap debt of approximately $0.9 million at September 30, 2004 was reported as a component of the notes payable to which it was assigned.  As of September 30, 2004, there were approximately $7.1 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps, as well as the unsettled portion of the forward starting swap agreements.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  Approximately $40,200 of expense, net is expected to be amortized into other comprehensive income over the next three months.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

	Total Units	Company Units		Limited Partner Units
Outstanding at December 31, 2003	5,565,066	3,432,065		2,133,001
Issued	1,150,500	293,294		857,206	(1)
Redeemed	—	1,381,609	(2)	(1,381,609	)(2)

Outstanding at September 30, 2004	6,715,566	5,106,968		1,608,598

(1)               Represents limited partnership units issued in connection with the acquisition of New Britain Village Square and Marketplace (Note 3).

(2)               Represents the redemption of limited partnership units for shares of common stock of the Company.

Note 10:  Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS
Numerator:
Income from continuing operations	$32,513	$30,587	$101,879	$98,475
Preferred dividends	(5,458)	(5,279)	(16,008)	(15,891)
Premium on redemption of preferred stock	—	—	—	(630)
Net income available to common shares from continuing operations - basic	27,055	25,308	85,871	81,954

Net income available to common shares from discontinued operations - basic	(3,072)	1,124	(2,123)	954

Net income available to common shares - basic	$23,983	$26,432	$83,748	$82,908

Denominator:
Weighted average of common shares outstanding	101,255	97,455	100,281	97,170

Earning per share - continuing operations	$0.27	$0.26	$0.86	$0.84
Earnings per share - discontinued operations	(0.03)	0.01	(0.02)	0.01
Basic earnings per common share	$0.24	$0.27	$0.84	$0.85

Diluted EPS
Numerator:
Income from continuing operations	$32,513	$30,587	$101,879	$98,475
Preferred dividends	(5,458)	(5,279)	(16,008)	(15,891)
Premium on redemption of preferred stock	—	—	—	(630)
Minority interest in consolidated partnership	206	394	752	1,170
Net income available to common shares from continuing operations - diluted	27,261	25,702	86,623	83,124

Net income available to common shares from discontinued operations - diluted	(3,072)	1,124	(2,123)	954

Net income available to common shares - diluted	$24,189	$26,826	$84,500	$84,078

Denominator:
Weighted average of common shares outstanding - basic	101,255	97,455	100,281	97,170
Effect of diluted securities:
Common stock options	998	872	1,034	663
Excel Realty Partners, L.P. third party units	1,405	2,178	1,311	2,178
Weighted average of common shares outstanding - diluted	103,658	100,505	102,626	100,011

Earning per share - continuing operations	$0.26	$0.26	$0.84	$0.83
Earnings per share - discontinued operations	(0.03)	0.01	(0.02)	0.01
Diluted earnings per common share	$0.23	$0.27	$0.82	$0.84

Note - For the three months ended September 30, 2004 and 2003, there were approximately 0.6 million and 0.7 million stock options, respectively, that were anti-dilutive.  For the nine months ended September 30, 2004 and 2003, there were approximately 0.6 million and 0.9 million stock options, respectively, that were anti-dilutive.  Additionally, debt issued in the Convertible Debt Offering is not included in the diluted calculation, as conversion triggers have not yet occurred.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On August 23, 2004, the Company sold 2,000,000 of its common shares in a public offering (the “Common Stock Offering”).  The net proceeds from the offering were approximately $50.0 million and were used to repay a portion of the borrowings outstanding under the Revolving Facility.

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.  As of September 30, 2004, the Company had not issued or sold any common stock under this distribution program.

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

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.   In accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded a non-cash increase to the current dividend payable of approximately $0.2 million for the three months ended September 30, 2004.  The Company expects to continue to recognize an additional non-cash charge with respect to the Preferred D Shares in future quarters through the date of redemption in an amount that is not expected to vary materially from the amount recognized for the third quarter.

Stock Based Compensation

Stock Options

The Company has one active stock option plan and four stock option plans under which option grants may no longer be made.  In addition, two option grants were made to the Company’s Chief Executive Officer in February 2000, which were not part of the previously mentioned plans.  Pursuant to the five plans and two additional option grants, stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  The active plan is the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of September 30, 2004, approximately 4.0 million shares were available for stock option grants and 0.9 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding at September 30, 2004 had exercise prices from $12.8125 to $26.10 and a weighted average remaining contractual life of approximately seven years.  The total option shares exercisable under all five plans and two additional option grants, at September 30, 2004, was approximately 1.5 million.

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	4,304,598	$18.33

Granted	669,750	$25.97
Exercised	(748,778)	$20.31
Forfeited	(110,596)	$21.03
Outstanding at September 30, 2004	4,114,974	$19.14

Options exercisable at September 30, 2004	1,473,717	$17.70

Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003.

Had compensation cost for the Company’s stock options issued prior to December 31, 2002 been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123 (prospective adoption of SFAS 148 – see Note 2), the Company’s net income for the three months ended September 30, 2004 would have been reduced by $0.3 million from $29.4 million to $29.1 million (resulting in net income of $0.24 per share – basic and $0.23 per share - diluted).  For the three months ended September 30, 2003, net income would have been reduced by $0.5 million from $31.7 million to $31.2 million (resulting in net income of $0.27 per share - basic and $0.26 per share - diluted).  For the nine months ended September 30, 2004, net income would have been reduced by $0.9 million from $99.8 million to $98.9 million (resulting in net income of $0.83 per share - basic and $0.81 per share - diluted).  For the nine months ended September 30, 2003, net income would have been reduced by $1.5 million from $99.4 million to $97.9 million (resulting in net income of $0.84 per share – basic and $0.83 per share – diluted).

Stock Awards

During the nine months ended September 30, 2004, the Company granted 60,150 restricted shares to employees.  Of these shares, 30,075 will vest proportionately over five years, commencing on the first anniversary date of the initial grant.  The balance of the restricted share grant will vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

During the nine months ended September 30, 2003, the Company granted 59,500 restricted shares to employees.  Of these shares, 29,750 will vest proportionately over five years, commencing on the first anniversary date of the initial grant.  The balance of the restricted share grant will vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares as of the date of the grant and expenses such amounts against earnings, ratably over the respective vesting period.  Such amounts appear on the Company’s Consolidated Statements of Operations under “General and administrative.”

During the nine months ended September 30, 2004, the Company also granted 4,086 shares to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Operations under “General and administrative.”

Note 11: Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material.  The Company has, however, reserved approximately $2.3 million as of September 30, 2004 in connection with a specific tenant litigation.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company’s ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of September 30, 2004, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of two separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2004, there was no balance outstanding under either letter of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $2.5 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2004, the Company had mortgage loans outstanding of approximately $565.6 million, and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $327.1 million.

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

Year
2004 (remaining three months)	$332
2005	1,324
2006	771
2007	533
2008	398
Thereafter	12,421

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

Note 12: Comprehensive Income

Total comprehensive income was $21.2 million and $33.6 million for the three months ended September 30, 2004 and 2003, respectively.  Total comprehensive income was $92.0 million and $100.9 million for the nine months ended September 30, 2004 and 2003, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of September 30, 2004 and December 31, 2003, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the consolidated balance sheets was comprised of the following (in thousands):

	As of September 30, 2004	As of December 31, 2003
Unrealized gains on available-for-sale securities	$2,111	$1,942
Realized gains on interest risk hedges	2,029	2,195
Realized losses on interest risk hedges	(1,065)	(1,352)
Unrealized losses on interest risk hedges	(8,091)	—
Accumulated other comprehensive (loss) income	$(5,016)	$2,785

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended September 30, 2004, we acquired nine shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Hillside Village Center, Annex of Arlington and Marketpace), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (collectively, “2004 Acquisitions”).  During the second and third quarters of 2003, we also acquired three shopping centers, Panama City Square, Harpers Station and Dickson City Crossings (collectively, “2003 Acquisitions”).  Accordingly, our results of operations for the three and nine months ended September 30, 2004 include the results of operations of the 2004 Acquisitions and the 2003 Acquisitions.

In accordance with the provisions of FIN 46, our consolidated results of operations for the three and nine months ended September 30, 2004 include the results of operations of certain of our joint ventures, as applicable (collectively, “FIN 46 Consolidation Adjustments”), which were previously accounted for under the equity method.

Results of operations for the three months ended September 30, 2004 and 2003

Rental Revenues:

Total rental revenues increased $6.1 million, or 5%, from $116.9 million for the three months ended September 30, 2003 to $123.0 million for the three months ended September 30, 2004. The major area of change is discussed below.

Rental income increased $5.7 million, or 6%, from $92.6 million for the three months ended September 30, 2003 to $98.3 million for the three months ended September 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased rental income by approximately $4.8 million

•                  2003 Acquisitions, which increased rental income by approximately $1.2 million

•                  FIN 46 Consolidation Adjustments, which increased rental income by approximately $0.3 million

•                  Increases in occupancy and rental rates, which increased rental income by approximately $0.9 million

•                  Increased specialty rent, which increased rental income by approximately $0.1 million

•                  Decreased lease settlement income, which decreased rental income by approximately $1.2 million

•                  Decreases in late charges and other miscellaneous income which accounted for the balance of the variance

Expenses:

Total expenses increased $3.5 million, or 6%, from $63.1 million for the three months ended September 30, 2003 to $66.6 million for the three months ended September 30, 2004. The major areas of change are discussed below.

Operating costs decreased $1.5 million, or 7%, from $21.1 million for the three months ended September 30, 2003 to $19.6 million for the three months ended September 30, 2004. The following factors accounted for this variance:

•                  2004 Acquisitions, which increased operating costs by approximately $0.7 million

•                  2003 Acquisitions, which increased operating costs by approximately $0.2 million

•                  FIN 46 Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  Decreased insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2004, which decreased operating costs by approximately $1.6 million

•                  Decreased professional fees, which decreased operating costs by approximately $0.1 million

•                  Combined decreases in repairs, utilities, cleaning and snow removal expenses, which decreased operating costs by approximately $0.5 million

•                  Decreased cost allocations, which accounted for the balance of the variance

Real estate and other taxes increased $1.8 million, or 13%, from $14.4 million for the three months ended September 30, 2003 to $16.2 million for the three months ended September 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased real estate and other taxes by approximately $0.9 million

•                  2003 Acquisitions, which increased real estate and other taxes by approximately $0.2 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which accounted for the balance of the variance

Depreciation and amortization expense increased $3.7 million, or 19%, from $19.8 million for the three months ended September 30, 2003 to $23.5 million for the three months ended September 30, 2004.   The following factors accounted for this variance:

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $2.1 million

•                  2003 Acquisitions, which increased depreciation and amortization by approximately $0.4 million

•                  Increased amortization expense attributable to deferred expenses, which increased depreciation and amortization by approximately $0.4 million

•                  Increased depreciation expense on properties previously under redevelopment, which accounted for the balance of the variance

Provision for doubtful accounts increased $1.2 million, or 75%, from $1.6 million for the three months ended September 30, 2003 to $2.8 million for the three months ended September 30, 2004.  This variance is primarily attributable to increased reserves taken in anticipation of the redevelopment of certain assets, compounded by higher recoveries of previously reserved amounts in 2003.

General and administrative expenses decreased $1.8 million, or 29%, from $6.3 million for the three months ended September 30, 2003 to $4.5 million for the three months ended September 30, 2004.  The following factors accounted for this variance:

•                  Increased payroll related expenses, which increased general and administrative expenses by approximately $0.2 million

•                  Legal reserves taken in 2003 for a specific tenant litigation, which decreased general and administrative expenses by approximately $2.0 million

Other Income and Expenses:

Equity in income of unconsolidated ventures decreased $0.5 million, or 63%, from $0.8 million for the three months ended September 30, 2003 to $0.3 million for the three months ended September 30, 2004.  The following factors accounted for this variance:

•                  FIN 46 Adjustments, which decreased equity in income of unconsolidated ventures by approximately $0.2 million

•                  Lower operating performance by the Preston Ridge joint venture, which decreased equity in income of unconsolidated ventures by approximately $0.3 million

Interest expense increased $0.4 million, or 2%, from $25.8 million for the three months ended September 30, 2003 to $26.2 million for the three months ended September 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased interest expense by approximately $0.4 million

•                  2003 Acquisitions, which increased interest expense by approximately $0.5 million

•                  The Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $1.7 million

•                  Higher outstanding balance under our Secured Term Loan, which increased interest expense by approximately $0.9 million

•                  Increased amortization of debt issuance costs and debt discount, which increased interest expense by approximately $0.3 million

•                  Lower outstanding balance under our Revolving Facility, which decreased interest expense by approximately $0.8 million

•                  The repayment of $49.0 million of our 7.33% medium-term notes with the proceeds from our Medium-Term Notes Offering, which decreased interest expense by approximately $0.2 million

•                  The repayment of certain mortgage loans bearing high interest rates, compounded by lower interest rates on new mortgage debt, which decreased interest expense by approximately $1.1 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $0.5 million

•                  Swap proceeds received, which decreased interest expense by approximately $0.8 million

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  For the three months ended September 30, 2004, such properties generated approximately $0.1 million, $0.1 million and $3.1 million in results of operations, impairment loss and loss on sale, respectively.  For the three months ended September 30, 2003, such properties generated approximately $1.3 million and $0.2 million in results of operations and loss on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the nine months ended September 30, 2004 and 2003

Rental Revenues:

Total rental revenues increased $15.3 million, or 4%, from $354.8 million for the nine months ended September 30, 2003 to $370.1 million for the nine months ended September 30, 2004. The major areas of change are discussed below.

Rental income increased $15.1 million, or 5%, from $275.5 million for the nine months ended September 30, 2003 to $290.6 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased rental income by approximately $10.6 million

•                  2003 Acquisitions, which increased rental income by approximately $4.6 million

•                  FIN 46 Consolidation Adjustments, which increased rental income by approximately $0.7 million

•                  Decreases in cost of living adjustments, which decreased rental income by approximately $0.6 million

•                  Decreases in rental rates attributable to properties under redevelopment, which accounted for the balance of the variance

Percentage rents increased $0.6 million, or 13%, from $4.8 million for the nine months ended September 30, 2003 to $5.4 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•                  2003 Acquisitions, which increased percentage rents by approximately $0.1 million

•                  A general increase in tenants’ sales, as well as certain circumstances in which specific tenants are paying percentage rent in lieu of fixed rent, which accounted for the balance of the variance

Expenses:

Total expenses increased $9.9 million, or 5%, from $187.2 million for the nine months ended September 30, 2003 to $197.1 million for the nine months ended September 30, 2004. The major areas of change are discussed below.

Operating costs decreased $3.3 million, or 5%, from $66.2 million for the nine months ended September 30, 2003 to $62.9 million for the nine months ended September 30, 2004. The following factors accounted for this variance:

•                  2004 Acquisitions, which increased operating costs by approximately $1.6 million

•                  2003 Acquisitions, which increased operating costs by approximately $0.7 million

•                  FIN 46 Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  Combined increases in repairs, maintenance and other expenses, which increased operating costs by approximately $0.5 million

•                  Decreased insurance expense attributable to lower premiums under our renewed policy, which went into effect in April 2004 and decreased operating costs by approximately $2.7 million

•                  Decreased snow removal costs attributable to unusually harsh winter conditions during 2003, which decreased operating costs by approximately $1.3 million,

•                  Decreased payroll related expenses, which decreased operating costs by approximately $0.6 million

•                  Decreased professional fees, which decreased operating costs by approximately $1.1 million

•                  Combined decreases in cleaning expenses and cost allocations, which accounted for the balance of the variance

Real estate and other taxes increased $1.9 million, or 4%, from $44.3 million for the nine months ended September 30, 2003 to $46.2 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•     2004 Acquisitions, which increased real estate and other taxes by approximately $1.6 million

•     2003 Acquisitions, which increased real estate and other taxes by approximately $0.6 million

•     Property tax rate decreases at certain municipalities, combined with lower assessments at certain properties, which accounted for the balance of the variance

Depreciation and amortization expense increased $9.2 million, or 16%, from $56.9 million for the nine months ended September 30, 2003 to $66.1 million for the nine months ended September 30, 2004.   The following factors accounted for this variance:

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $3.8 million

•                  2003 Acquisitions, which increased depreciation and amortization by approximately $1.3 million

•                  Increased amortization expense attributable to deferred expenses, which increased depreciation and amortization by approximately $1.5 million

•                  Increased depreciation expense on properties previously under redevelopment, combined with increased depreciation expense on tenant improvements made in 2004, which accounted for the balance of the variance

Provision for doubtful accounts increased $2.0 million, or 39%, from $5.1 million for the nine months ended September 30, 2003 to $7.1 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•                  2003 Acquisitions, which increased provision for doubtful accounts by approximately $0.1 million

•                  Increased reserves taken in anticipation of the redevelopment of certain assets, compounded by higher recoveries of previously reserved amounts in 2003, which accounted for the balance of the variance

General and administrative expenses remained flat for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  However, during the nine months ended September 30, 2003, approximately $2.0 million of legal reserves were taken for a specific tenant litigation, thereby increasing general and administrative expenses for the nine months ended September 30, 2003 by such amount.  During the nine months ended September 30, 2004, increased payroll expenses of approximately $1.8 million, together with nominal fluctuations in office costs, utilities, professional fees, non-real estate asset depreciation, and travel and promotion expenses, resulted in an aggregate increase in general and administrative expenses of approximately $2.0 million for the nine months ended September 30, 2004.   This increase eliminated any variance between the two periods.

Other Income and Expenses:

Interest, dividend and other income decreased $0.8 million, or 11%, from $7.4 million for the nine months ended September 30, 2003 to $6.6 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•                  Combined increases in management fee revenue, acquisition/disposition fee revenue and development fee revenue, which increased interest, dividend and other income by approximately $1.4 million

•                  Tax refund received for one property, which increased interest, dividend and other income by approximately $0.3 million

•                  The payoff of certain notes receivable, which decreased interest, dividend and other income by approximately $0.5 million

•                  Lower rates of return on certain investments, which decreased interest, dividend and other income by approximately $0.1 million

•                  The payoff of a letter of credit on which we were earning fee income, which decreased interest, dividend and other income by approximately $1.4 million

•                  The payoff of certain employee loans receivable, which decreased interest, dividend and other income by approximately $0.2 million

•                  Decreased leasing fee revenue, which accounted for the balance of the variance

Equity in income of unconsolidated ventures decreased $1.3 million, or 54%, from $2.4 million for the nine months ended September 30, 2003 to $1.1 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•                  FIN 46 Consolidation Adjustments, which decreased equity in income of unconsolidated ventures by approximately $0.3 million

•                  A $0.6 million gain on the sale of Flamingo Falls, a property owned by the CA New Plan Venture Fund, which was recorded in the second quarter of 2003

•                  A $0.2 million loss on the sale of Fruitland Plaza, a property owned by Benbrooke Ventures, which was recorded in the first quarter of 2004

•                  Lower operating performance by the Preston Ridge joint venture, which accounted for the balance of the variance

Interest expense increased $2.5 million, or 3%, from $76.6 million for the nine months ended September 30, 2003 to $79.1 million for the nine months ended September 30, 2004.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased interest expense by approximately $1.0 million

•                  2003 Acquisitions, which increased interest expense by approximately $2.1 million

•                  The Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $6.2 million

•                  Financing fees incurred in connection with the Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $0.2 million

•                  Increased amortization of debt issuance costs, primarily attributable to the write-off of costs associated with our previously existing revolving credit facility and secured term loan, which increased interest expense by approximately $0.9 million

•                  The refinancing of our previously existing senior unsecured term loan at a lower interest rate, compounded by a lower interest rate on, and a lower balance outstanding under, the Revolving Facility, which decreased interest expense by approximately $1.1 million

•                  The repayment of the variable rate REMIC debt, which decreased interest expense by approximately $0.6 million

•                  The repayment of $49.0 million of our 7.33% medium-term notes with the proceeds from our Medium-Term Notes Offering, which decreased interest expense by approximately $0.5 million

•                  The repayment of certain mortgage loans bearing high interest rates, compounded by lower interest rates on new mortgage debt, which decreased interest expense by approximately $3.0 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by $1.5 million

•                  Swap proceeds received, which decreased interest expense by approximately $1.2 million

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  For the nine months ended September 30, 2004, such properties generated approximately $0.6 million, $0.1 million and $2.6 million in results of operations, impairment loss and loss on sale, respectively.  For the nine months ended September 30, 2003, such properties generated approximately $4.5 million, $7.0 million and $3.4 million in results of operations, impairment loss and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

On October 1, 2003, the National Association of Real Estate Investment Trusts (“NAREIT”), based on discussions with the SEC, provided revised guidance regarding the calculation of FFO.  This revised guidance provides that impairments should not be added back to net income in calculating FFO and that original issuance costs associated with preferred stock that has been redeemed should be factored into the calculation of FFO.  We present FFO in accordance with NAREIT’s revised guidance in the table set forth below.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands, except footnotes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income available to common stockholders – diluted	$24,189	$26,826	$84,500	$84,078
Deduct:
Minority interest in income of consolidated partnership	(206)	(394)	(752)	(1,170)
Net income available to common stockholders - basic	23,983	26,432	83,748	82,908
Add:
Depreciation and amortization
Continuing operations real estate assets	23,455	19,759	66,117	56,876
Discontinued operations real estate assets	105	332	568	1,274
Pro rata share of joint venture real estate assets	495	253	1,136	717
Deduct:
Gain on the sale of real estate (1)	—	—	(1,217)	—
Loss (gain) on the sale of discontinued operations (1)	3,169	163	7,132	(2,419)
Pro rata share of joint venture loss (gain) on sale of real estate (1)	12	(39)	433	(643)
Funds from operations – basic	51,219	46,900	157,917	138,713

Add:
Minority interest in income of consolidated partnership	206	394	752	1,170
Funds from operations – diluted	$51,425 (2)	$47,294 (3)	$158,669 (2)	$139,883 (3)

Net cash provided by operating activities	$75,349	$68,876	$177,500	$162,583
Net cash used in investing activities	(71,103)	(20,679)	(189,236)	(76,663)
Net cash (used in) provided by financing activities	(7,791)	(53,814)	15,388	(90,411)

(1)  Excludes gain/loss on sale of land.

(2)  FFO for the three and nine months ended September 30, 2004 includes a negative adjustment of approximately $0.1 million relating to impairments.  FFO for the nine months ended September 30, 2004 also includes a negative adjustment of approximately $0.6 million relating to premium on redemption of preferred stock.

(3)   FFO for the three and nine months ended September 30, 2003 includes negative adjustments of approximately $48,000 and $8.1 million, respectively, relating to impairments.

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $33.9 million in available cash, cash equivalents, restricted cash and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.

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

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times, because even in difficult economic times consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.  We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our aggregate rental revenues.

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

In some cases, we have invested as a borrower, co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly.  Pursuant to the terms of two of our joint venture agreements, we have agreed to contribute up to an aggregate of $18.0 million of additional capital that may be required by such joint ventures.  We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Revolving Facility.

Our current redevelopment pipeline is comprised of 39 redevelopment projects (excluding joint venture redevelopments), the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $147.7 million, which we intend on financing primarily through draws on the Revolving Facility.  We also have one new development project underway, the aggregate cost of which is expected to be $14.0 million, which we intend on financing primarily through draws on the Revolving Facility.

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

We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of September 30, 2004, no purchases had been made under this program.

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

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our existing debt agreements.  During the first nine months of 2004, we increased the borrowed amount under our secured term loan from $100 million to $150 million, and we issued $150 million of unsecured notes in the 2004 Debt Offering.  In 2003, we issued an aggregate of $165 million of unsecured notes in the Convertible Debt Offering and the Medium-Term Notes Offering.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  During the first nine months of 2004, we generated an aggregate of approximately $52.5 million in gross proceeds, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow, through the culling of non-core and non-strategic properties, the disposition of certain properties held through joint ventures and the transfer of one property to a joint venture.  During the 2003 fiscal year, we sold assets and generated proceeds from certain of our joint venture projects and notes receivable that raised an additional $121.7 million in gross proceeds.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of September 30, 2004 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,883,567	$78,661	$217,907	$788,662	$798,337
Capital Lease Obligations	28,318	84	437	791	27,006
Operating Leases	15,779	332	2,095	931	12,421
Total	$1,927,664	$79,077	$220,439	$790,384	$837,764

(1)                                  Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

On October 15, 2004, we repaid $75 million issued under our medium-term notes program that matured in October 2004 through a draw under the Revolving Facility.  We anticipate repaying the balance of the 2004 contractual cash obligations, which consists primarily of scheduled amortization, through draws under the Revolving Facility.

On June 29, 2004, we amended our existing $350 million unsecured revolving credit facility.  The Revolving Facility matures on June 29, 2007, with a one-year extension option.  As of September 30, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on our then current debt rating.  In addition, we incur an annual facility fee of 20 basis points on this facility.

On June 29, 2004, we also amended our $100 million secured term loan facility, increasing the loan amount to $150 million.  The Secured Term Loan matures on June 29, 2007.  As of September 30, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on our then current debt rating.

The following table summarizes certain terms of our senior credit facilities as of September 30, 2004:

Loan	Amount Available to be Drawn	Amount Drawn as of September 30, 2004	Current Interest Rate (1)	Maturity Date
	(in thousands)	(in thousands)
Revolving Facility	$350,000	$118,000	LIBOR plus 65 bp (2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007
Total	$500,000	$268,000

(1)          We incur interest using a 30-day LIBOR rate, which was 1.84% at September 30, 2004.

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

As of September 30, 2004, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $565.6 million of mortgage debt outstanding, excluding the impact of unamortized premiums, as of September 30, 2004, having a weighted average interest rate of 7.5% per annum, and $1.1 billion of notes payable with a weighted average interest rate of 6.1% per annum.

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

The following is a brief summary of the joint venture obligations that we have as of September 30, 2004, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Venture Fund.  We, together with a third-party institution investor, have an investment in a joint venture which owned 14 operating retail properties and three retail properties under redevelopment as of September 30, 2004.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by us as of September 30, 2004.  We anticipate contributing the remaining $2.6 million during the remainder of 2004 and 2005.  The joint venture had loans outstanding of approximately $127.9 million as of September 30, 2004.  As of September 30, 2004, the book value of our investment in CA New Plan Venture Fund was approximately $6.8 million.

•      NP/I&G Institutional Retail Company, LLC.  In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned four retail properties as of September 30, 2004.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $14.6 million as of September 30, 2004.  We anticipate contributing the remaining $15.4 million during the remainder of 2004 and 2005.  The joint venture had loans outstanding of approximately $80.2 million as of September 30, 2004.  As of September 30, 2004, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $9.1 million.

In addition, the following is a brief summary of the other joint venture obligations that we have as of September 30, 2004.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, LP.  On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest from 100% to 30%.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $49.4 million as of September 30, 2004.  As of September 30, 2004, the book value of our investment in Arapahoe Crossings, LP was approximately $7.0 million.

•      Benbrooke Ventures.  We have an investment in a joint venture which owns a community shopping center located in Dover, Delaware.  Under the terms of this joint venture, we have a 50% interest in the venture; however, we have agreed to contribute 80% of any capital required by the joint venture.  As of September 30, 2004, this investment has been included in our consolidated results of operations and our consolidated balance sheet, in accordance with FIN 46.  The joint venture had no loans outstanding as of September 30, 2004.

•      Preston Ridge.  We have investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge) and undeveloped land in Frisco, Texas (BPR West and various other parcels of undeveloped land).  As of September 30, 2004, our investment in BPR West has been included in our consolidated results of operations and our consolidated balance sheet, in accordance with FIN 46.  As of September 30, 2004, the combined book value of our investment in The Centre Preston Ridge and the other undeveloped land parcels was approximately $5.6 million.

•                  The Centre at Preston Ridge.  Under the terms of this joint venture, we have a 25% interest in a venture that owns The Centre at Preston Ridge.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $69.5 million as of September 30, 2004.

•                  BPR West.  We have a 50% interest in a joint venture that owns approximately 12.77 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $3.3 million, payable to us, as of September 30, 2004.

•                  Undeveloped Land Parcels.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  We have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of September 30, 2004.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of September 30, 2004, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of two separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2004, there was no balance outstanding under either letter of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $2.5 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2004, we had mortgage loans outstanding of approximately $565.6 million and our joint ventures had mortgage loans outstanding of approximately $327.1 million.

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

Year
2004 (remaining three months)	$332
2005	1,324
2006	771
2007	533
2008	398
Thereafter	12,421

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2003.

Inflation

The majority of our leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions contain clauses enabling us to receive percentage rents which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices.  In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to be consistent with, or get closer to, current market rates.  This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of such leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time.  Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

In the normal course of business, we also face risks that are either non-financial or non-qualitative.  Such risks principally include credit risks and legal risks.

Item 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, we had approximately $24.9 million of outstanding floating rate mortgages.  We also had approximately $268.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2004, in relation to our $1.9 billion of outstanding total debt, our $3.8 billion of total assets and our $4.8 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $115.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of September 30, 2004, we had entered into ten hedging agreements: three reverse arrears swap agreements and seven forward starting swaps.   We had an existing reverse arrears swap agreement, which was entered into during 2002, with a notional amount of $50 million, under which we receive the difference between the fixed rate of the swap, 4.357%, and the floating rate option, which is the six-month LIBOR rate, in arrears.  This swap was settled in October 2004.  We have also entered into two additional reverse arrears swap agreements that effectively converted the interest rate on $65 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

During the nine months ended September 30, 2004, we entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200 million in notional amount.  Six of these derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate.  The seventh 10-year forward starting interest rate swap, which was entered into on May 19, 2004, is expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate at 5.765%.    The gain or loss on each of the seven forward starting interest rate swap agreements will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.1 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.1 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $407.9 million (including the $115.0 million in various reverse arrears swap agreements), the balance as of September 30, 2004.  If market rates of interest increase by 1%, the fair value of our fixed rate debt would decrease by approximately $70.3 million.  If market rates of interest decreased by 1%, the fair value of our fixed rate debt would increase by approximately $78.0 million. This assumes that our fixed rate debt remains at $1.6 billion, the balance as of September 30, 2004.

As of September 30, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibits:

10.1	Side Letter Agreement concerning Employment Agreement, dated August 17, 2004, between the Company and Scott MacDonald.

10.2	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan.

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004

NEW PLAN EXCEL REALTY TRUST, INC.

	By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano Chief Executive Officer

	By:	/s/ John B. Roche
John B. Roche Chief Financial Officer