Form 10-K
period 2004-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2005-03-04
CIK 798288

Use these links to rapidly review the document
TABLE OF CONTENTS
NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	33-0160389 (I.R.S. Employer Identification No.)
420 Lexington Avenue New York, NY 10170 (Address of Principal Executive Offices)	(212) 869-3000 (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange

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

        The aggregate market value of the Registrant's shares of common stock held by non-affiliates was approximately $2,272,733,061 as of June 30, 2004 based on the closing price of $23.36 on the NYSE on that date.

        As of March 1, 2005, the number of shares of common stock of the Registrant outstanding was 103,008,605.

        Documents incorporated by reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. ("we" or the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

  •
  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns

  •
  the competitive environment in which we operate

  •
  property ownership and management risks

  •
  financial risks, such as the inability to obtain debt or equity financing on favorable terms

  •
  possible future downgrades in our credit rating

  •
  the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties

  •
  financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws

  •
  the ability to maintain our status as a REIT for federal income tax purposes

  •
  governmental approvals, actions and initiatives

  •
  environmental/safety requirements and costs

  •
  risks of real estate acquisition and development, including the failure pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected

  •
  risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns

  •
  risks of joint venture activities

  •
  other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC") or in other documents that we publicly disseminate.

        We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Business

General

        We are one of the nation's largest owners and managers of community and neighborhood shopping centers. As of December 31, 2004, we owned 404 properties, including 26 properties held through joint ventures, in 35 states. Our properties include 384 community and neighborhood shopping centers with approximately 56 million square feet of gross leasable area and 20 other related retail assets with approximately 1.8 million square feet of gross leasable area. The occupancy rate of our total portfolio (both including and excluding our pro rata share of joint venture properties) was approximately 92% as of December 31, 2004.

        We are a self-administered and self-managed equity real estate investment trust, which we refer to as a REIT, that was formed in 1972 and is incorporated in Maryland. We maintain our principal executive offices at 420 Lexington Avenue, New York, New York 10170, where our telephone number is (212) 869-3000.

Focused Product Strategy

        Our strategy is to own and manage a quality portfolio of commercial retail properties, primarily community and neighborhood shopping centers, which will provide increasing cash flow while protecting investor capital and providing potential for capital appreciation. We seek to implement this strategy by:

  •
  aggressively managing, and where appropriate, redeveloping and upgrading our properties,

  •
  making selective acquisitions of well-located community and neighborhood shopping centers, either on an individual basis, in portfolio or corporate transactions or through joint venture arrangements,

  •
  effecting non-strategic asset dispositions and recycling the capital created by those transactions, and

  •
  continuing to maintain a strong and flexible financial position to facilitate growth.

        By focusing our portfolio primarily on community and neighborhood shopping centers with anchors and other tenants providing "everyday necessities," we believe that our risk from changing shopping patterns due to economic cycles is minimized.

Aggressive Management

        We aggressively manage our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants. We regularly monitor the physical condition of our retail properties and the financial condition of our retail tenants. We continually seek opportunities for tenant expansion, renovations and refurbishing to preserve and increase the value of our properties. In connection with these efforts, we have six regional offices and 12 satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area, and we are currently improving the general appearance of certain of our properties by upgrading existing facades and roofs, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting. In addition, we remain focused on enhancing our property management skills and our internal capabilities, systems and infrastructure.

        We seek to increase the cash flow and portfolio value of our existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at increased rents, expansion and redevelopment of existing properties and the minimization of overhead and operating costs. During 2004, we completed 30 redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $87.4 million. Our current redevelopment pipeline is comprised of an additional 32 redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $128.5 million. We also have two new development projects underway, the aggregate cost of which

(including costs incurred in prior years on these projects) is expected to be approximately $21.1 million. In addition, we have three outparcel development projects underway, the aggregate cost of which (including costs incurred in prior years on these projects) is expected to be approximately $3.5 million.

        We also redevelop properties held in our joint ventures and our current pipeline for such properties is comprised of three redevelopment projects, the aggregate cost of which (including costs incurred in prior years) is expected to be approximately $12.5 million.

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

        During 2004, we expanded our portfolio by opportunistically acquiring (1) eleven individual shopping center properties, (2) the remaining 50% interests in two shopping centers in which we owned the other 50% interests and (3) one land parcel. The acquisitions were completed in separate transactions during 2004 for an aggregate purchase price of approximately $274.7 million. The acquired properties were located within our existing regional concentrations.

        We also derive additional growth capital for acquisitions through strategic joint ventures with institutional investors. During 2004, we, together with our joint venture partners, acquired seven individual properties and one land parcel for an aggregate purchase price of approximately $159.8 million.

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

        During 2004, we generated proceeds of approximately $57.9 million, including approximately $8.5 million represented by a purchase money note, through the disposition of five shopping centers, seven single tenant properties, five miscellaneous properties and the transfer of 90 percent of our ownership interest in a neighborhood shopping center to a joint venture partner. We also generated approximately $4.3 million through the disposition of two properties held through joint ventures. The combined proceeds from these transactions were used to pay down outstanding debt.

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

Recent Developments

Issuance of 4.50% Senior Unsecured Notes

        On February 6, 2004, we completed a public offering of $150.0 million aggregate principal amount of unsecured, 7-year fixed rate notes with a coupon of 4.50% (the "2004 Debt Offering"). The notes are due February 1, 2011. The notes were priced at 99.409% of par value to yield 4.60%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under our then existing revolving credit facility. On January 30, 2004, concurrent with the pricing of the offering, we entered into three reverse arrears swap agreements, in notional amounts of $50.0 million, $35.0 million and $15.0 million, that effectively converted the interest rate on $100.0 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate. On May 19, 2004, the Company settled the $35.0 million reverse arrears swap agreement for an aggregate payment of approximately $1.5 million. The remaining swaps will terminate on February 1, 2011.

Revolving Credit Facility

        On June 29, 2004, we amended our existing $350.0 million unsecured revolving credit facility (the "Revolving Facility"). The Revolving Facility matures on June 29, 2007, with a one-year extension option. As of December 31, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on our then current debt rating. In addition, we incur an annual facility fee of 20 basis points on this facility. As of December 31, 2004, $296.0 million was outstanding under the Revolving Facility.

Secured Term Loan

        On June 29, 2004, we also amended our existing $100.0 million secured term loan facility, increasing the loan amount to $150.0 million (the "Secured Term Loan"). The Secured Term Loan matures on June 29, 2007. As of December 31, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on our then current debt rating. As of December 31, 2004, $150.0 million was outstanding under the Secured Term Loan.

Issuance of Public Equity

        On August 23, 2004, we completed a public offering of 2,000,000 common shares (the "Common Stock Offering"). The net proceeds to us from the offering were approximately $50.0 million and were used to repay a portion of the borrowings outstanding under the Revolving Facility.

Issuance of 5.30% Senior Unsecured Notes

        On January 13, 2005, we completed a public offering of $100.0 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.30% (the "2005 Debt Offering"). The notes are due on January 15, 2015. The notes were priced at 99.930% of par value to yield 5.309%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Revolving Facility. Concurrent with the pricing of the $100.0 million aggregate principal amount of unsecured notes, we settled four of our seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.

New Medium-Term Notes Program

        On January 19, 2005, we established, under our existing shelf registration statement, a new medium-term notes program with Banc of America Securities LLC, BNY Capital Markets, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as agents, pursuant to which we may issue and sell, from time to time, up to $400.0 million aggregate principal amount of debt securities entitled Medium-Term Notes Due Nine Months or More from Date of Issue. This program replaced the existing medium-term notes program that we previously had in place. We have not yet issued any medium-term notes under the new program.

Winn-Dixie Stores Bankruptcy

        On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of our shopping centers. Winn-Dixie Stores has since rejected the leases at two of these locations. The store locations represented by these two leases aggregate approximately 91,000 square feet of gross leasable area and represent approximately $0.7 million of annual base rent. The 20 non-rejected leases include one lease location that was previously assigned to a third party.

        The remaining 19 locations, which include four leases at properties held in a joint venture in which we have a 10% interest, are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 719,000 square feet of gross leasable area and represent approximately $4.5 million of annual base rent, or approximately $6.26 per square foot. This represents approximately 1.1% of our total annual base rent.

Employees

        As of December 31, 2004, we employed approximately 375 individuals (including executive, administrative and field personnel).

Available Information

        Our internet website address is www.newplan.com. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors—the Audit Committee, the Corporate Governance Committee, the Executive Compensation and Stock Option Committee and the Nominating Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available in print free of charge, upon request by any stockholder. You can obtain such copies in print by contacting our Senior Vice President of Corporate Communication, either by mail at our corporate office or by e-mail at corporatecommunications@newplan.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within four business days following the date of the amendment or waiver.

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

  •
  tax risks.

        The occurrence of any of the following factors or circumstances could adversely affect our cash flows, financial condition, results of operations and/or our ability to service debt and make distributions to our stockholders, any or all of which could in turn cause a decline in the market value of our securities.

Risks Related to Our Properties and Business

        Adverse market conditions and competition may impede our ability to generate sufficient income to pay expenses and maintain properties.    The economic performance and value of our properties are subject to all of the risks associated with owning and operating real estate, including:

  •
  changes in the national, regional and local economic climate, particularly in Texas, where properties that represented approximately 17% of our total annualized base rental income as of December 31, 2004 are located;

  •
  local conditions, including an oversupply of space in properties like those that we own, or a reduction in demand for properties like those that we own;

  •
  the attractiveness of our properties to tenants;

  •
  the financial stability of tenants, including the ability of tenants to pay rent;

  •
  competition from other available properties;

  •
  changes in market rental rates;

  •
  the need to periodically fund the costs to repair, renovate and re-let space;

  •
  changes in operating costs, including costs for maintenance, insurance and real estate taxes;

  •
  earthquakes, tornados, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses;

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

        Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.    Our performance depends on our ability to collect rent from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant's leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of December 31, 2004, our largest tenants were The Kroger Co., Wal-Mart Stores and Kmart Corporation, the scheduled annualized base rents for which represented 3.9%, 3.3% and 2.6%, respectively, of our total annualized base rents.

        We may be unable to collect balances due from any tenants in bankruptcy.    We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we will recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant.

        On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of our shopping centers. Winn-Dixie Stores has since rejected the leases at two locations. The 20 non-rejected leases include one location that was previously assigned to a third party. The remaining 19 locations, which include four leases at properties held in a joint venture in which we have a 10% interest, are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 719,000 square feet of gross leasable area and represent approximately $4.5 million of annual base rent, or approximately $6.26 per square foot. This represents approximately 1.1% of our total annual base rent. Under federal bankruptcy law, Winn-Dixie Stores can reject all or any portion of the remaining 19 lease locations. We have no information at this time as to Winn-Dixie Stores' plans for the 19 remaining leases. The delay or failure of Winn-Dixie Stores to make payments under its leases, or the rejection by Winn-Dixie Stores of a substantial number of leases with us under federal bankruptcy laws, would adversely impact our performance, which impact could be material. In addition, Winn-Dixie Stores' termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases, the impact of which could be material to us.

        We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.    We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2004, leases were scheduled to expire on a total of approximately 10.6% of the space at our properties through 2005. We may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

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

        Current and future development and redevelopment of real estate properties may not yield expected returns and may strain management resources.    We are actively involved in several ongoing development and redevelopment projects. We also may invest in additional development and redevelopment projects in the future.

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

        We do not have exclusive control over our joint venture investments, so we are unable to ensure that our objectives will be pursued.    We have invested in some cases as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development or redevelopment project. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project. As a result, the co-venturer or partner might have interests or goals that are inconsistent with our interests or goals, take action contrary to our interests or otherwise impede our objectives. The co-venturer or partner also might become insolvent or bankrupt. Other risks of joint venture investments include impasse on certain major decisions, such as sale, because neither we nor our partner or co-venturer typically would have full control over the joint venture.

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

        Some potential losses are not covered by insurance, so we could lose a significant portion of our investment in a property.    We carry comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate given the relative risk of loss, the cost of the coverage and industry practice. There are, however, certain types of losses, including lease and other contract claims, acts of war and acts of God that generally are not insured, either because such coverage is not available or is not available at commercially reasonable rates. Should an uninsured loss or a loss in excess of insured limits occur, we could lose a significant portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If that happened, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

        We have substantial scheduled debt payments and may not be able to refinance debt at maturity.    Our business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. We may not be able to refinance existing debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, the terms of a refinancing might not be as favorable as the terms of existing debt. The total principal amount of our outstanding debt was approximately $2.0 billion as of December 31, 2004. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt at the relevant time(s). Prevailing interest rates, our results of operations and financial condition, our senior debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

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

        Our degree of leverage could limit our ability to obtain additional financing.    Our organizational documents do not contain any limitation on the incurrence of debt. The degree of our leverage could have important consequences, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally. In addition, as a result of the financial and operating covenants described above, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry.

        We have substantial variable rate debt obligations, which may impede our operating performance and put us at a competitive disadvantage.    Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt and pay dividends to stockholders. As of December 31, 2004, we had approximately $435.8 million of floating rate debt, including the impact of swaps, maturing at various times up to September 1, 2011. The rates on this debt increase when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future.

        Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, even though the counterparties to hedging agreements that we enter into are major financial institutions, which could increase our exposure to fluctuating interest rates. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. As of December 31, 2004, we were a party to nine hedging agreements.

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

        Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock. In addition to the possibility that we may sell shares of our stock in a public offering at any time, or pursuant to our standby equity distribution program, we also may issue shares of common stock upon redemption of units of partnership interest held by third parties in affiliated partnerships that we control, as well as in connection with grants of restricted stock or upon exercise of stock options that we grant to our officers and employees. All of these shares will be available for sale in the public markets from time to time.

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

        Our Board of Directors could adopt the limitations available under Maryland law on changes in control that could prevent transactions in the best interests of stockholders.    Certain provisions of Maryland law applicable to us prohibit "business combinations," including certain issuances of equity securities, with any person who beneficially owns 10% or more of the voting power of our outstanding shares, or with an affiliate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding voting shares (which is referred to as a so-called "interested stockholder"), or with an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the stockholder became an interested stockholder. After the five-year period, a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock. Our Board of Directors has opted out of these business combination provisions. As a result, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the company. Our Board of Directors may, however, repeal this election in most cases and cause the company to become subject to these provisions in the future.

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

        If the company fails to qualify as a REIT and any available relief provisions do not apply, the company would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted the company relief under certain statutory provisions, the company would remain disqualified as a REIT for four years following the year the company first failed to qualify. If the company failed to qualify as a REIT, the company would have to pay significant income taxes and would therefore have less money available for investments, debt service and dividends to stockholders. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

        New legislation, enacted October 22, 2004, contained several provisions applicable to REITs, including provisions that would provide relief in the event we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT. If these relief provisions, which generally would apply to us beginning January 1, 2005, are inapplicable to a particular set of circumstances, we would fail to qualify as a REIT. Even if those relief provisions apply, we would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

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

Item 2.    Properties

        As of December 31, 2004, we owned 378 properties, excluding our joint venture properties. The following table sets forth certain information as of December 31, 2004 regarding our properties on a state-by-state basis, and excludes our pro rata share of joint venture properties:

State	Number of Properties	Percent Leased	GLA (1)	Percent of Scheduled ABR (2)
Alabama	7	90%	760,014	1.1%
Arizona	5	91%	806,208	1.5%
Arkansas	2	97%	237,991	0.4%
California	14	96%	2,245,248	6.4%
Colorado	4	100%	853,666	2.4%
Delaware	1	100%	30,000	0.0%
Florida	30	89%	5,311,780	11.5%
Georgia	31	94%	3,637,659	6.2%
Illinois	9	90%	1,586,529	3.8%
Indiana	10	85%	1,352,287	1.7%
Iowa	3	97%	549,291	0.8%
Kentucky	12	92%	2,166,653	3.6%
Louisiana	5	98%	689,931	0.8%
Maryland	2	85%	282,336	0.5%
Massachusetts	2	99%	348,917	0.5%
Michigan	20	93%	3,009,599	6.4%
Minnesota	1	98%	55,715	0.1%
Mississippi	1	100%	87,721	0.1%
Nevada	3	91%	586,126	1.2%
New Jersey	6	93%	879,200	2.1%
New Mexico	2	96%	98,400	0.1%
New York	26	87%	3,600,469	5.8%
North Carolina	14	96%	1,887,898	2.8%
Ohio	23	92%	3,814,831	6.8%
Oklahoma	1	100%	186,851	0.4%
Pennsylvania	15	87%	2,595,397	5.5%
Rhode Island	1	100%	148,126	0.4%
South Carolina	7	96%	792,773	1.2%
Tennessee	15	96%	1,882,236	3.1%
Texas	83	90%	9,102,144	16.9%
Utah	3	99%	607,075	1.3%
Virginia	13	92%	1,709,881	3.1%
West Virginia	3	93%	356,721	0.6%
Wisconsin	3	94%	458,372	0.7%
Wyoming	1	90%	160,150	0.2%

	378	92%	52,878,195	100%

Region (3)
East	102	91%	14,798,371	26.0%
Midwest	70	91%	10,986,774	20.6%
South	175	92%	21,896,327	40.5%
West	31	95%	5,196,723	12.9%

	378	92%	52,878,195	100.0%

(1)
GLA represents gross leasable area in square feet.

(2)
ABR represents 2004 scheduled annualized base rent based on contractual minimum lease payments as of December 31, 2004.

(3)
NCREIF Regions

        As of December 31, 2004, we owned interests in 404 properties, including 26 properties held through joint ventures. The following table sets forth certain information as of December 31, 2004 regarding our properties on a state-by-state basis, and includes our pro rata share of joint venture properties:

State	Number of Properties	Percent Leased	GLA (1)	Percent of Scheduled ABR (2)
Alabama	7	91%	760,014	1.0%
Arizona	5	91%	806,208	1.5%
Arkansas	2	97%	237,991	0.4%
California	14	96%	2,245,248	6.2%
Colorado	6	100%	1,005,796	2.8%
Delaware	2	95%	135,784	0.1%
Florida	36	89%	5,426,296	11.5%
Georgia	36	94%	3,793,935	6.4%
Illinois	9	90%	1,586,529	3.7%
Indiana	10	85%	1,352,287	1.7%
Iowa	3	97%	549,291	0.8%
Kentucky	12	92%	2,166,653	3.5%
Louisiana	6	98%	696,857	0.8%
Maryland	2	85%	282,336	0.5%
Massachusetts	2	99%	348,917	0.5%
Michigan	20	93%	3,009,599	6.2%
Minnesota	1	98%	55,715	0.1%
Mississippi	2	100%	90,341	0.1%
Nevada	3	91%	586,126	1.2%
New Jersey	6	93%	879,200	2.0%
New Mexico	3	96%	111,001	0.2%
New York	27	87%	3,650,696	5.9%
North Carolina	15	96%	1,893,803	2.7%
Ohio	24	92%	3,841,557	6.7%
Oklahoma	1	100%	186,851	0.4%
Pennsylvania	15	87%	2,595,397	5.3%
Rhode Island	1	100%	148,126	0.3%
South Carolina	7	96%	792,773	1.2%
Tennessee	15	96%	1,882,236	3.0%
Texas	89	90%	9,369,047	17.3%
Utah	3	99%	607,075	1.2%
Virginia	13	92%	1,709,881	3.0%
West Virginia	3	93%	356,721	0.6%
Wisconsin	3	94%	458,372	0.7%
Wyoming	1	90%	160,150	0.2%

	404	92%	53,778,809	100%

Region (3)
East	105	91%	14,960,287	25.7%
Midwest	71	91%	11,013,500	20.1%
South	194	92%	22,443,568	41.0%
West	34	95%	5,361,454	13.1%

	404	92%	53,778,809	100.0%

(1)
GLA represents gross leasable area in square feet.

(2)
ABR represents 2004 scheduled annualized base rent based on contractual minimum lease payments as of December 31, 2004.

(3)
NCREIF Regions

        The following table sets forth a schedule of lease expirations for our leases in place as of December 31, 2004 (excluding our pro rata share of joint venture properties), for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of Leases Expiring	Leased GLA	Percent of GLA	ABR Per Foot	Percent of Total ABR
2005	1,317	5,164,481	10.66%	$8.42	10.96%
2006	1,131	5,291,478	10.92%	8.73	11.64%
2007	1,111	5,310,591	10.96%	8.97	12.01%
2008	851	4,941,423	10.20%	8.50	10.59%
2009	771	5,403,030	11.15%	8.34	11.36%
2010	364	4,347,886	8.97%	6.64	7.27%
2011	150	2,423,245	5.00%	7.72	4.72%
2012	124	1,359,462	2.80%	8.86	3.04%
2013	139	2,204,777	4.55%	7.80	4.33%
2014	113	2,171,978	4.48%	7.94	4.35%
2015+	287	9,848,323	20.32%	7.94	19.72%

	6,358	48,466,674	100.0%	$8.18	100.0%

        The following table sets forth a schedule of lease expirations for our leases in place as of December 31, 2004 (including our pro rata share of joint venture properties), for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of Leases Expiring	Leased GLA	Percent of GLA	ABR Per Foot	Percent of Total ABR
2005	1,411	5,218,741	10.58%	$8.48	10.88%
2006	1,223	5,348,994	10.84%	8.80	11.57%
2007	1,213	5,356,651	10.86%	9.04	11.90%
2008	935	4,992,062	10.12%	8.55	10.49%
2009	854	5,451,387	11.05%	8.38	11.24%
2010	403	4,418,781	8.96%	6.70	7.28%
2011	177	2,468,858	5.00%	7.88	4.78%
2012	140	1,393,383	2.82%	9.03	3.09%
2013	157	2,223,700	4.51%	7.85	4.29%
2014	126	2,205,387	4.47%	8.03	4.35%
2015+	332	10,252,262	20.78%	7.98	20.11%

	6,971	49,330,206	100.0%	$8.25	100.0%

Item 3.    Legal Proceedings

        We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material. We have, however, reserved approximately $2.3 million as of December 31, 2004 in connection with a particular tenant litigation. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve we established, we do not expect that the amount of the loss in excess of the reserve would be material.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange under the symbol "NXL". As of March 1, 2005, there were approximately 8,680 registered record holders of our common stock, plus those who hold their shares in street name. The following table shows the high and low sales prices, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2004 and 2003 for our common stock:

	High	Low	Cash Dividends Declared
2003:
First quarter	$20.48	$18.05	$0.4125
Second quarter	22.49	19.61	0.4125
Third quarter	23.74	21.14	0.4125
Fourth quarter	25.77	22.10	0.4125
2004:
First quarter	$27.63	$24.24	$0.4125
Second quarter	27.80	20.69	0.4125
Third quarter	26.66	23.09	0.4125
Fourth quarter	27.87	24.50	0.4125

        We declared dividends of approximately $188.4 million for the year ended December 31, 2004 (amount does not include non-cash increases to the dividend payable on our Series D depositary shares to account for the "step-up" in the dividend rate).

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

        On December 9, 2004, we issued 2,918 shares of our common stock to Unity Investors, LLC ("Unity") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to (i) Section 4(2) of the Securities Act and Regulation D promulgated thereunder ("Regulation D"), and (ii) the status of Unity and any direct or indirect partner, member or other equity holder of Unity as an "accredited investor" as defined in Rule 501(a) of Regulation D. On May 30, 1996, in connection with our acquisition of the Unity Professional Building, we issued 2,247 units of limited partnership interest in Excel Realty Partners, L.P. (the "Partnership") to Unity, which units were redeemable pursuant to the Partnership's partnership agreement for cash or, at our option, shares of our common stock, on a one-to-one basis (subject to adjustment in the event of stock splits, stock dividends and similar events). In November 2004, Unity Investors, LLC notified us of its desire to require the Partnership to redeem its units by delivering a notice of redemption. We then exercised our right to issue shares of our common stock for such redeemed units and issued 2,918 shares of our common stock (the number of units redeemed multiplied by an adjustment factor that took in account various prior adjustments) to Unity upon redemption of its units of limited partnership interest the Partnership.

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

	Years Ended December 31,
Statement of Income Data:
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Rental revenues:
Rental income	$389,510	$364,659	$292,040	$221,780	$224,846
Percentage rents	6,613	6,943	6,300	4,841	5,009
Expense reimbursements	99,414	99,066	79,910	58,955	52,000

Total rental revenues	495,537	470,668	378,250	285,576	281,855

Expenses:
Operating costs	86,257	89,041	64,667	45,736	42,672
Real estate and other taxes	61,842	58,833	45,245	32,420	33,187
Depreciation and amortization	89,394	76,113	63,139	49,546	47,256
Provision for doubtful accounts	10,104	7,629	8,959	5,201	4,231
Severance costs	—	—	—	896	4,945
General and administrative	19,394	19,816	17,872	10,306	7,409

Total expenses	266,991	251,432	199,882	144,105	139,700

Income before real estate sales, minority interest and other income and expenses	228,546	219,236	178,368	141,471	142,155
Other income and expenses:
Interest, dividend and other income	8,329	9,419	11,015	14,421	30,426
Equity participation in ERT	—	—	—	(4,313)	(17,867)
Equity in income of unconsolidated ventures	1,513	3,438	5,245	985	—
Interest expense	(106,054)	(101,629)	(93,259)	(78,226)	(86,359)
Foreign currency loss	—	—	(13)	(560)	(437)
Gain on sale of real estate	1,217	—	202	1,610	9,200
Impairment of real estate	(43)	(3,536)	(70,616)	(13,107)	(3,620)
Minority interest in income of consolidated partnership	(853)	(1,555)	(642)	(848)	(952)

Income from continuing operations	132,655	125,373	30,300	61,433	72,546

Discontinued operations:
Results of discontinued operations	2,512	6,583	27,870	42,229	50,535
(Loss) gain on sale of discontinued operations	(1,139)	4,018	100,837	1,500	—
Impairment of real estate held for sale	(88)	(6,953)	(36,945)	—	—

Income from discontinued operations	1,285	3,648	91,762	43,729	50,535

Net income	$133,940	$129,021	$122,062	$105,162	$123,081

Net income available to common stock—basic	$112,470	$107,221	$108,036	$82,523	$100,446

Net income available to common stock—diluted	$113,266	$108,776	$108,678	$83,371	$101,398

Basic earnings per common share:
Earnings per share—continuing operations	$1.10	$1.06	$0.17	$0.45	$0.57
Earnings per share—discontinued operations	0.01	0.04	0.97	0.50	0.58

Basic earnings per common share	$1.11	$1.10	$1.14	$0.95	$1.15

Diluted earnings per common share:
Earnings per share—continuing operations	$1.09	$1.04	$0.18	$0.45	$0.57
Earnings per share—discontinued operations	0.01	0.04	0.95	0.49	0.57

Diluted earnings per common share	$1.10	$1.08	$1.13	$0.94	$1.14

Average shares outstanding—basic	100,894	97,318	95,119	87,241	87,608
Average shares outstanding—diluted	103,345	100,269	96,552	88,799	88,951
Other Data:
Distributions per common share	$1.650	$1.650	$1.650	$1.650	$1.650

Balance Sheet Data as of the End of Each Period:
Net real estate	$3,559,763	$3,294,037	$3,269,476	$2,413,891	$2,233,993
Total assets	3,831,742	3,558,596	3,515,279	2,622,866	2,894,431
Long term debt, net (1)	1,996,319	1,776,004	1,713,476	949,684	1,185,545
Total liabilities	2,160,797	1,934,588	1,902,996	1,107,361	1,314,912
Minority interest in consolidated partnership	30,784	37,865	39,434	22,267	23,909
Total stockholders' equity	1,640,161	1,586,143	1,572,849	1,493,238	1,555,610

(1)
Long-term debt includes mortgage loans, notes payable, net (including notes payable, other) and credit facilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        Our consolidated financial statements include our accounts and those of all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

        The SEC's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition ("SAB 104"), provides guidance on the application of GAAP to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with GAAP and SAB 104.

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

  Business Combinations

        In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets, including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.

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

        The total amount of other intangible assets allocated to in-place lease values and tenant relationship intangible values is based on management's evaluation of the specific characteristics of each lease and our overall relationship with each tenant. Factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases, among other factors. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management will estimate costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. Management's estimates will be used to determine these values.

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

        When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which we have identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

        When we make subjective assessments as to whether there are impairments in the value of our real estate properties, we have a direct impact on our net income, because taking an impairment results in an immediate negative adjustment to net income.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123(R), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide service. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial statements.

        In December 2004, FASB also issued Statement 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 ("SFAS No. 153"). This statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. SFAS No. 153 is not expected to have a material impact our consolidated financial statements.

        In July 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share ("EITF 04-8"), in which the EITF reached a tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingent features have been met. In September 2004, the EITF reached the final consensus that all instruments that have embedded conversion features (for example, contingently convertible debt or contingently convertible preferred stock) that are contingent on market conditions indexed to an issuer's share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. EITF 04-8 did not have a material impact on our consolidated financial statements.

        In December 2003, the SEC issued SAB 104, which revises SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force ("EITF") Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not impact our consolidated financial statements.

        In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. The initial adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

        In April 2003, FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as defined by SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. These changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and the adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin ("ARB") 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures. The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003. The FASB staff recently issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until reporting periods ending after March 15, 2004 for variable interests in VIE created before February 1, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial statements because our potential variable interests in VIE are our Investments in Unconsolidated Ventures.

        In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123 ("SFAS No. 148"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, we adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock options granted, modified or settled after January 1, 2003. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for

Contingencies. It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). We adopted the new disclosure requirements, effective beginning with our consolidated financial statements for the 2002 fiscal year. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

        In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) ("EITF No. 94-3"). It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") or to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity's commitment to a plan, as previously defined in EITF No. 94-3. The provisions of SFAS No. 146 have been and will continue to be applied for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

        In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items prescribed in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), should not be classified as extraordinary. The provisions of SFAS No. 145 have been and will continue to be applied in fiscal years beginning after May 15, 2002. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item will be reclassified. We adopted SFAS No. 145, as required, effective January 1, 2003, and reclassified approximately $0.3 million from extraordinary loss to interest expense on our consolidated statements of income for the year ended December 31, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

        Effective January 1, 2002, we adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposition of long-lived assets. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of real properties which have been sold during 2002 or thereafter, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in our Consolidated Statements of Income and Comprehensive Income and Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months. SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 will continue to be accounted for under the provisions of FASB Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 has been and will continue to be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. We have restated prior periods for comparability, as required.

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

        On January 3, 2003, we acquired a portfolio of seven grocery-anchored neighborhood shopping centers located in Michigan (collectively, the "Spartan Acquisition"). Accordingly, our results of operations for the years ended December 31, 2004 and December 31, 2003 include the results of operations of the properties acquired in the Spartan Acquisition.

        On December 12, 2002, we acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT. The acquisition of one additional shopping center from Equity Investment Group was completed on January 3, 2003 (collectively, the "EIG Acquisition"). Accordingly, our results of operations for the years ended December 31, 2004, 2003 and 2002 include the results of operations of the properties acquired in the EIG Acquisition.

        On March 1, 2002, we acquired a portfolio of 92 community and neighborhood shopping centers (the "CenterAmerica Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II. As part of the acquisition, we also acquired a 10% managing membership interest in a joint venture with a private U.S. pension fund. Accordingly, our results of operations for the years ended December 31, 2004, 2003 and 2002 include the results of operations from the properties acquired in the CenterAmerica Acquisition.

        In addition to the Spartan Acquisition, the EIG Acquisition and the CenterAmerica Acquisition, we acquired 21 individual properties during 2004, 2003 and 2002. During 2004, we acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, The Shoppes at Southside, and Silver Pointe), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (collectively, "2004 Acquisitions"). During 2003, we also acquired three other shopping centers (Panama City Square, Harpers Station and Dickson City Crossings) and the remaining 50% interest in Vail Ranch II that we did not already own (collectively, "2003 Other Acquisitions"). During 2002, we also acquired three other shopping centers (Superior Marketplace, Whitestown Plaza and Midway Market Square) (collectively, "2002 Other Acquisitions"). Accordingly, our results of operations for the years ended December 31, 2004, 2003 and 2002 include the results of operations of the 2004 Acquisitions, the 2003 Other Acquisitions and the 2002 Other Acquisitions.

        In accordance with the provisions of FIN 46, our consolidated results of operations for the year ended December 31, 2004 include the results of operations of certain of our joint ventures, as applicable (collectively, "FIN 46 Consolidation Adjustments"), which were previously accounted for under the equity method.

        In accordance with the provisions of SFAS No. 144, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our Consolidated Statements of

Income and Comprehensive Income. Therefore, results of operations from prior periods have been restated to reflect the current pool of disposed of or held for sale assets.

Results of Operations for the Twelve Months Ended December 31, 2004 and 2003

  Revenues:

        Total rental revenues increased $24.8 million, or 5%, from $470.7 million in 2003 to $495.5 million in 2004. Significant changes are discussed below.

        Rental income increased $24.8 million, or 7%, from $364.7 million in 2003 to $389.5 million in 2004. The following factors accounted for this variance:

  •
  2004 Acquisitions, which increased rental income by approximately $16.5 million

  •
  2003 Other Acquisitions, which increased rental income by approximately $4.5 million

  •
  FIN 46 Consolidation Adjustments, which increased rental income by approximately $1.3 million

  •
  Increases in occupancy and rental rates, which increased rental income by approximately $4.5 million

  •
  Increased specialty rent, which increased rental income by approximately $0.3 million

  •
  Increased capitalization with respect to our redevelopment projects, which decreased rental income by approximately $1.6 million

  •
  Decreased cost of living adjustments, which accounted for the balance of the variance

        Percentage rents decreased $0.3 million, or 4%, from $6.9 million in 2003 to $6.6 million in 2004. The following factors accounted for this variance:

  •
  2003 Other Acquisitions, which increased percentage rents by approximately $0.1 million

  •
  A general decrease in tenants' sales, compounded by a general increase in rental rates on renewal leases in lieu of percentage rent provisions, which accounted for the balance of the variance

        Expense reimbursements increased $0.3 million, or 0.3%, from $99.1 million in 2003 to $99.4 million in 2004. The following factors accounted for this variance:

  •
  2004 Acquisitions, which increased expense reimbursements by approximately $3.6 million

  •
  2003 Other Acquisitions, which increased expense reimbursements by approximately $0.9 million

  •
  FIN 46 Consolidation Adjustments, which increased expense reimbursements by approximately $0.2 million

  •
  A general decrease in the amount of reimbursable real estate taxes, which decreased expense reimbursements by approximately $1.0 million

  •
  A general decrease in the amount of reimbursable property operating expenses, which decreased expense reimbursements by approximately $3.3 million

  •
  Increased capitalization with respect to our redevelopment projects, which accounted for the balance of the variance

  Operating Expenses:

        Total operating expenses increased $15.6 million, or 6%, from $251.4 million in 2003 to $267.0 million in 2004. Significant changes are discussed below.

        Operating costs decreased $2.7 million, or 3%, from $89.0 million in 2003 to $86.3 million in 2004. The following factors accounted for this variance:

  •
  FIN 46 Consolidation Adjustments, which increased operating costs by approximately $0.3 million

  •
  2004 Acquisitions, which increased operating costs by approximately $2.5 million

  •
  2003 Other Acquisitions, which increased operating costs by approximately $0.7 million

  •
  Combined increases in repairs and utility expenses, which increased operating costs by approximately $0.7 million

  •
  Decreased insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2004, which decreased operating costs by approximately $4.1 million

  •
  Decreased snow removal costs attributable to unusually harsh winter conditions during 2003, which decreased operating costs by approximately $1.0 million

  •
  Decreased professional fees, which decreased operating costs by approximately $0.4 million

  •
  Increased capitalization with respect to our redevelopment projects, which decreased operating costs by approximately $1.4 million

        Real estate and other taxes increased $3.0 million, or 5%, from $58.8 million in 2003 to $61.8 million in 2004. The following factors accounted for this variance:

  •
  FIN 46 Consolidation Adjustments, which increased real estate and other taxes by approximately $0.1 million

  •
  2004 Acquisitions, which increased real estate and other taxes by approximately $2.6 million

  •
  2003 Other Acquisitions, which increased real estate and other taxes by approximately $0.6 million

  •
  Property tax rate decreases at certain municipalities, combined with lower assessments at certain properties, which accounted for the balance of the variance

        Depreciation and amortization increased $13.3 million, or 17%, from $76.1 million in 2003 to $89.4 million in 2004. The following factors accounted for this variance:

  •
  2004 Acquisitions, which increased depreciation and amortization by approximately $6.2 million

  •
  2003 Other Acquisitions, which increased depreciation and amortization by approximately $1.4 million

  •
  Increased amortization expense attributable to deferred lease acquisition expenses, which increased depreciation and amortization by approximately $1.9 million

  •
  Increased depreciation expense on properties previously under redevelopment, combined with increased depreciation expense on tenant improvements made in 2004, which increased depreciation and amortization by approximately $3.8 million

        Provision for doubtful accounts increased $2.5 million, or 33%, from $7.6 million in 2003 to $10.1 million in 2004. The following factors accounted for this variance:

  •
  2004 Acquisitions, which increased provision for doubtful accounts by approximately $0.2 million

  •
  2003 Other Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.1 million

  •
  Increased reserves taken in anticipation of the redevelopment of certain assets, a more conservative approach to overall reserves and higher recoveries of previously reserved amounts in 2003, which increased provision for doubtful accounts by approximately $2.2 million

        General and administrative expenses decreased $0.3 million, or 2%, from $19.8 million in 2003 to $19.5 million in 2004. The following factors accounted for this variance:

  •
  Increased payroll related expenses attributable to increased personnel, which increased general and administrative expenses by approximately $1.4 million

  •
  Increased professional fees, primarily attributable to costs incurred in connection with complying with regulations under the Sarbanes-Oxley Act of 2002, which increased general and administrative expenses by approximately $0.7 million

  •
  Combined increases in utilities, travel and promotion expenses and depreciation expense on non-real estate assets, which increased general and administrative expenses by approximately $0.7 million

  •
  Decreased legal expenses, resulting primarily from reserves taken for a specific tenant litigation in 2003, which decreased general and administrative expenses by approximately $2.5 million

  •
  Increased cost allocations, which accounted for the balance of the variance

  Other Income and Expenses:

        Interest, dividend and other income decreased $1.1 million, or 12%, from $9.4 million in 2003 to $8.3 million in 2004. The following factors accounted for this variance:

  •
  2004 Acquisitions, which increased interest, dividend and other income by approximately $0.4 million

  •
  Combined increases in management fee revenue and development fee revenue, which increased interest, dividend and other income by approximately $1.0 million

  •
  The payoff of certain notes receivable, which decreased interest, dividend and other income by approximately $0.5 million

  •
  The payoff of certain employee loans receivable, which decreased interest, dividend and other income by approximately $0.2 million

  •
  The payoff of a letter of credit on which we were earning fee income, which decreased interest, dividend and other income by approximately $1.4 million

  •
  Lower rates of return on certain investments, which accounted for the balance of the variance

        Equity in income of unconsolidated ventures decreased $1.9 million, or 56%, from $3.4 million in 2003 to $1.5 million in 2004. The following factors accounted for this variance:

  •
  FIN 46 Consolidation Adjustments, which decreased equity in income of unconsolidated ventures by approximately $1.8 million

  •
  Increased operating performance by the NP / I&G Institutional Retail Company, LLC joint venture, primarily attributable to the acquisition of five new properties during 2004, which increased equity in income of unconsolidated ventures by approximately $1.1 million

  •
  A full year of operating performance by the Arapahoe Crossings, LP joint venture, which began operations on September 31, 2003, which increased equity in income of unconsolidated ventures by approximately $0.5 million

  •
  A $0.6 million gain on the sale of Flamingo Falls, a property owned by the CA New Plan Venture Fund, which was recorded in the second quarter of 2003

  •
  A $0.2 million loss on the sale of Fruitland Plaza, a property owned by Benbrooke Ventures, which was recorded in the first quarter of 2004

  •
  Lower operating performance by the Preston Ridge joint venture, which accounted for the balance of the variance

        Interest expense increased $4.4 million, or 4%, from $101.6 million in 2003 to $106.0 million in 2004. The following factors accounted for this variance:

  •
  A net increase in the amount of public debt outstanding, primarily attributable to the 2004 Debt Offering, our public offering of $100.0 million aggregate principal amount of 3.75% convertible senior notes on May 19, 2003 ("the Convertible Debt Offering"), and our public offering of $50.0 million of 5.50% medium-term notes on November 20, 2003, partially offset by the repayment of $75.0 million of our 6.875% medium-term notes and $49.0 million of our 7.33% medium-term notes and lower relative rates on our new debt issuances, which increased interest expense by approximately $7.4 million

  •
  Financing fees incurred in connection with the Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $0.2 million

  •
  Increased amortization of debt issuance costs, primarily attributable to the write-off of costs associated with our previously existing revolving credit facility and secured term loan, which increased interest expense by approximately $1.1 million

  •
  An increase in the balance outstanding under the Revolving Facility, partially offset by a lower interest rate on the Revolving Facility, which increased interest expense by approximately $0.5 million

  •
  The refinancing of our previously existing senior unsecured term loan at a lower interest rate, which decreased interest expense by approximately $0.3 million

  •
  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the payoff of several mortgages, partially offset by the assumption of mortgages in connection with the 2004 Acquisitions and the 2003 Other Acquisitions, which decreased interest expense by approximately $0.7 million

  •
  The repayment of the variable rate REMIC debt, which decreased interest expense by approximately $0.6 million

  •
  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by approximately $2.2 million

  •
  Swap proceeds received, which decreased interest expense by approximately $1.0 million

  Discontinued Operations:

        Effective January 1, 2002, we adopted SFAS No. 144. This statement retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. For the year ended December 31, 2004, such properties generated approximately $2.5 million, $0.1 million and $1.1 million in results of operations, impairment expense and gain on sale, respectively. For the year ended December 31, 2003, such properties generated approximately $6.6 million, $7.0 million and $4.0 million in results of operations, impairment expense and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

Results of Operations for the Twelve Months Ended December 31, 2003 and 2002

  Revenues:

        Total revenues increased $92.5 million, or 24%, from $378.2 million for in 2002 to $470.7 million in 2003. The major areas of change are discussed below.

        Rental income increased $72.7 million, or 25%, from $292.0 million in 2002 to $364.7 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased rental income by approximately $46.1 million

  •
  The CenterAmerica Acquisition, which increased rental income by approximately $13.8 million

  •
  The Spartan Acquisition, which increased rental income by approximately $5.2 million

  •
  2003 Other Acquisitions, which increased rental income by approximately $2.4 million

  •
  2002 Other Acquisitions, which increased rental income by approximately $4.3 million

  •
  Combined increases in specialty rents and cost of living adjustments, which increased rental income by approximately $0.6 million

  •
  Increases in occupancy and rental rates, which accounted for the balance of the variance

        Percentage rents increased $0.6 million, or 10%, from $6.3 million in 2002 to $6.9 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased percentage rents by approximately $0.4 million

  •
  The CenterAmerica Acquisition, which increased percentage rents by approximately $0.7 million

  •
  A general decrease in tenants' sales, which accounted for the balance of the variance

        Expense reimbursements increased $19.2 million, or 24%, from $79.9 million in 2002 to $99.1 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased expense reimbursements by approximately $11.5 million

  •
  The CenterAmerica Acquisition, which increased expense reimbursements by approximately $4.2 million

  •
  The Spartan Acquisition, which increased expense reimbursements by approximately $1.6 million

  •
  2003 Other Acquisitions, which increased expense reimbursements by approximately $0.6 million

  •
  2002 Other Acquisitions, which increased expense reimbursements by approximately $0.9 million

  •
  A general increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $1.4 million

  •
  An increase in the amount of reimbursable insurance expenses, which increased expense reimbursements by approximately $1.8 million

  •
  A general decrease in the amount of reimbursable property operating expenses, which decreased expense reimbursements by approximately $2.6 million

  •
  Increased capitalization, which accounted for the balance of the variance

  Operating Expenses:

        Total operating expenses increased $51.5 million, or 26%, from $199.9 million in 2002 to $251.4 million in 2003. The major areas of change are discussed below.

        Operating costs increased $24.3 million, or 38%, from $64.7 million in 2002 to $89.0 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased operating costs by approximately $12.1 million

  •
  The CenterAmerica Acquisition, which increased operating costs by approximately $4.8 million

  •
  The Spartan Acquisition, which increased operating costs by approximately $0.9 million

  •
  2003 Other Acquisitions, which increased operating costs by approximately $0.4 million

  •
  2002 Other Acquisitions, which increased operating costs by approximately $0.8 million

  •
  Increased insurance expense attributable to higher premiums under our renewed policy and our addition of a higher coverage terrorism clause, which increased operating costs by approximately $2.5 million

  •
  Increased payroll related expenses, which increased operating costs by approximately $2.1 million

  •
  Combined increases in snow removal costs, utilities, cleaning expenses, security expenses, professional fees and other expenses, which increased operating costs by approximately $3.4 million

  •
  Increased capitalization of expenses, which decreased operating costs by approximately $2.1 million

  •
  Combined decreases in repairs and office rent, which accounted for the balance of the variance

        Real estate and other taxes increased $13.6 million, or 30%, from $45.2 million in 2002 to $58.8 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased real estate and other taxes by approximately $7.6 million

  •
  The CenterAmerica Acquisition, which increased real estate and other taxes by approximately $2.1 million

  •
  The Spartan Acquisition, which increased real estate and other taxes by approximately $0.8 million

  •
  2003 Other Acquisitions, which increased real estate and other taxes by approximately $0.3 million

  •
  2002 Other Acquisitions, which increased real estate and other taxes by approximately $0.6 million

  •
  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which accounted for the balance of the variance

        Depreciation and amortization increased $13.0 million, or 21%, from $63.1 million in 2002 to $76.1 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased depreciation and amortization by approximately $8.1 million

  •
  The CenterAmerica Acquisition, which increased depreciation and amortization by approximately $2.8 million

  •
  The Spartan Acquisition, which increased depreciation and amortization by approximately $0.9 million

  •
  2003 Other Acquisitions, which increased depreciation and amortization by approximately $0.4 million

  •
  2002 Other Acquisitions, which increased depreciation and amortization by approximately $0.7 million

  •
  Increased depreciation and amortization on properties previously under redevelopment, which accounted for the balance of the variance

        Provision for doubtful accounts decreased $1.4 million, or 16%, from $9.0 million in 2002 to $7.6 million in 2003. The following factors accounted for this variance:

  •
  The EIG Acquisition, which increased provision for doubtful accounts by approximately $1.5 million

  •
  The Spartan Acquisition, which increased provision for doubtful accounts by approximately $0.1 million

  •
  Reduced reserves attributable to the settlement of Kmart receivables, as well as lower write-offs, which accounted for the balance of the variance

        General and administrative expenses increased $1.9 million, or 11%, from $17.9 million in 2002 to $19.8 million in 2003. The following factors accounted for this variance:

  •
  The CenterAmerica Acquisition, which increased general and administrative expenses by approximately $0.1 million

  •
  Increased payroll related expenses, primarily attributable to the establishment of our regional office structure in 2003, which increased general and administrative expenses by approximately $4.7 million

  •
  Increased professional fees, primarily attributable to higher legal fees resulting from reserves taken for a specific tenant litigation, which increased general and administrative expenses by approximately $2.9 million

  •
  Combined increases in office costs, utilities and travel and promotion expenses, primarily attributable to the establishment of our regional office structure in 2003, which increased general and administrative expenses by approximately $1.8 million

  •
  Increased depreciation expense on non-real estate assets, which increased general and administrative expenses by approximately $0.2 million

  •
  Decreased franchise tax, primarily attributable to reserves taken in 2002 for certain revised Pennsylvania tax legislation, which decreased general and administrative expenses by approximately $2.1 million

  •
  Increased allocation of regional office costs to the individual property levels, which decreased general and administrative expenses by approximately $5.7 million

  Other Income and Expense:

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

        Interest expense increased $8.3 million, or 9%, from $93.3 million in 2002 to $101.6 million in 2003. The following factors accounted for this variance:

  •
  A net increase in the amount of mortgage debt outstanding, primarily attributable to mortgages assumed in connection with the EIG Acquisition, the CenterAmerica Acquisition, 2003 Other Acquisitions and 2002 Other Acquisitions, partially offset by the payoff of our variable rate REMIC, which increased interest expense by approximately $8.7 million

  •
  An increase in the amount of public debt outstanding, primarily attributable to the Convertible Debt Offering, as well as our public offering of $250 million aggregate principal amount of 5.875% senior unsecured notes on June 11, 2002, which increased interest expense by approximately $7.3 million

  •
  The refinancing of our previously existing senior unsecured term loan facility at a lower interest rate, compounded by a lower interest rate on our then existing revolving credit facility, which decreased interest expense by approximately $0.2 million

  •
  The expiration of a two-year interest rate swap agreement in October 2002, compounded by payments received from our reverse arrears swap agreement, which decreased interest expense by approximately $3.6 million

  •
  Increased capitalization with respect to our redevelopment projects, which decreased interest expense by approximately $0.5 million

  •
  Reduced amortization of debt issuance costs, which decreased interest expense by approximately $2.2 million

  •
  Lower financing fees, which decreased interest expense by approximately $0.9 million

  •
  The write-off of the mortgage premium / discount resulting from the prepayment of two mortgages in 2002, which decreased interest expense by approximately $0.3 million

        Impairment of real estate decreased $67.1 million, or 95%, from $70.6 million in 2002 to $3.5 million in 2003. In the fourth quarter of 2002, as part of the periodic assessment of our real estate properties relative to both the extent to which such assets are consistent with our long-term real estate investment objectives and the performance and prospects of each asset, we determined that our investment in one of our properties was impaired. Given the substantial culmination during the fourth quarter of 2002 of our non-core asset recycling program and therefore achievement of our goal relative to executing a product strategy focused on our core assets of community and neighborhood shopping centers, we reduced our anticipated holding period of certain of our remaining non-core assets. As a result of the reduction in the anticipated holding period, together with a reassessment of the anticipated future operating income of the properties and the effects of new competition and demand for the properties, we determined that our investment in Pointe Orlando was impaired and recorded an impairment of real estate of approximately $70.0 million, reducing the book value of this asset to $88.0 million.

  Discontinued Operations:

        Effective January 1, 2002, we adopted SFAS No. 144. This statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. For the year ended December 31, 2003, such properties generated approximately $6.6 million, $7.0 million and $4.0 million in results of operations, impairment expense and gain on sale, respectively. For the year ended December 31, 2002, such properties generated approximately $27.9 million, $36.9 million and $100.8 million in results of operations, impairment expense and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

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

        On October 1, 2003, the National Association of Real Estate Investment Trusts ("NAREIT"), based on discussions with the SEC, provided revised guidance regarding the calculation of FFO. This revised guidance provides that impairments should not be added back to net income in calculating FFO and that original issuance costs associated with preferred stock that has been redeemed should be factored into the calculation of FFO. Prior to this pronouncement, we had added back impairments in calculating FFO, in accordance with prior NAREIT guidance, and had not factored in original issuance costs of preferred stock that had been redeemed in the calculation of FFO. We have revised our calculation of FFO in accordance with NAREIT's revised guidance in the table set forth below. Prior year amounts reflect the revised guidance.

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

        The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands, except footnotes):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Net income available to common stockholders—diluted	$113,266	$108,776	$108,678
Deduct:
Minority interest in income of consolidated partnership	(796)	(1,555)	(642)

Net income available to common stockholders—basic	112,470	107,221	108,036
Add:
Depreciation and amortization
Continuing operations real estate assets	89,394	76,113	63,139
Discontinued operations real estate assets	1,184	2,000	7,085
Pro rata share of joint venture real estate assets	1,629	1,016	1,405
Deduct:
Gain on sale of real estate (1)	(1,217)	—	(202)
Gain on sale of discontinued operations (1)	5,622	(1,534)	(98,876)
Pro rata share of joint venture loss (gain) on sale of real estate (1)	433	(643)	—

Funds from operations—basic	209,515	184,173	80,587

Add:
Preferred A dividends	—	—	1,587
Minority interest in income of consolidated partnership	796	1,555	642

Funds from operations—diluted	$210,311	$185,728 (2)	$82,816 (3)

Net cash provided by operating activities	$220,726	$197,752	$229,685
Net cash used in investing activities	(253,065)	(123,029)	(426,952)
Net cash provided by (used in) financing activities	34,303	(77,923)	198,632

Note—Preferred A shares have a dilutive effect for FFO calculations, but are anti-dilutive for earnings per share calculations. On July 15, 2002, we redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock. The redemption resulted in a one-time discount, which is reflected above in the year ended December 31, 2002.

(1)
Excludes gain/loss on sale of land.

(2)
As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance. FFO for the year ended December 31, 2003 includes a deduction in FFO of approximately $10.5 million relating to impairments (which amounts previously were added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that set forth above). FFO for the year ended December 31, 2003 also includes a deduction of approximately $0.6 million relating to the premium on our redemption of preferred stock in May 2003 (which amount previously was not factored in the calculation of FFO, thereby increasing previously disclosed FFO by such amount from that set forth above).

(3)
As noted above, the calculation of FFO has been revised in accordance with revised NAREIT guidance. As a result, the revised calculation of FFO for the year ended December 31, 2002 now reflects changes from previously disclosed FFO for such period, consisting of (i) an increase in

  FFO of approximately $7.0 million relating to the discount on our redemption of preferred stock in July 2002 (which amount previously was not included in the calculation of FFO, thereby decreasing previously disclosed FFO by such amount from that set forth above) for the year ended December 31, 2002, and (ii) a decrease in FFO of approximately $107.6 million for impairments (which amounts previously were added back in the calculation of FFO, thereby increasing previously disclosed FFO by such amounts from that set forth above) for the year ended December 31, 2002.

Liquidity and Capital Resources

        As of December 31, 2004, we had approximately $11.0 million in available cash, cash equivalents and marketable securities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

        As of December 31, 2004, approximately $54.0 million was available for draw under the Revolving Facility. As of February 28, 2005, taking into account the pay-down of the Revolving Facility with net proceeds from the 2005 Debt Offering and draws under the Revolving Facility subsequent to December 31, 2004, the amount available for draw under the Revolving Facility was approximately $109.0 million.

  Short-Term Liquidity Needs

        Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), capital expenditures incurred in our development and redevelopment projects, and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in a partnership that we control. We believe that cash generated from operations and borrowings under the Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow.

        We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the nature of the properties in which we typically invest—primarily community and neighborhood shopping centers—provides a more stable revenue flow in uncertain economic times, because even in difficult economic times consumers still need to purchase basic living essentials such as food and soft goods. However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms as leases expire. In either of these instances, our cash flow would be adversely affected. We are not currently aware of any pending tenant bankruptcies that are likely to materially affect our aggregate rental revenues.

        On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of our shopping centers. Winn-Dixie Stores has since rejected the leases at two locations. The 20 non-rejected leases include one lease location that was previously assigned to a third party.

        The remaining 19 locations, which include four leases at properties held in a joint venture in which we have a 10% interest, are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 719,000 square feet of gross leasable area and represent approximately $4.5 million of annual base rent, or approximately $6.26 per square foot. This represents approximately 1.1% of our total annual base rent.

        Under federal bankruptcy laws, Winn-Dixie Stores can affirm or reject its 19 remaining leases with us. It could also seek to receive rent reductions or deferrals or other lease modifications from us. At this time, Winn-Dixie Stores has not announced its plans with respect to these 19 remaining leases. In the event that leases are terminated, we would seek to re-lease those spaces to new tenants. In some cases, we believe we could re-lease the space currently occupied by Winn-Dixie Stores on terms that would be at least as favorable as the current lease with Winn-Dixie Stores. In other cases, however, we may not be able to achieve the rental rates that Winn-Dixie Stores is currently paying. It may also take a significant amount of time to re-lease any space vacated by Winn-Dixie Stores, during which period we would not be collecting any rent for that space. In addition, if Winn-Dixie Stores terminates additional leases, other tenants at the effected properties may have the right to terminate their leases with us, or to pay less rent that they currently pay.

        If Winn-Dixie Stores terminates a substantial number of leases with us, or if Winn-Dixie Stores receives a substantial rent reductions or deferrals, it will adversely affect our rental revenues, and the impact may be material. In addition, Winn-Dixie Stores' termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, the impact of which could be material to us.

        We do not believe that there are any other pending tenant bankruptcies that are likely to materially affect our rental revenues.

        We may acquire large portfolios of community and neighborhood shopping centers, either through direct acquisitions or business combinations. While we believe that the cash generated by any newly- acquired properties will more than offset the operating and interest expenses associated with those properties, it is possible that the properties may not perform as well as expected and as a result, our cash needs may increase. In addition, there may be other costs incurred as a result of the acquisition of properties, including increased general and administrative costs while we assimilate the properties into our operating system.

        In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. Pursuant to the terms of two of our joint venture agreements, we have agreed to contribute up to an aggregate of $14.6 million of additional capital that may be required by such joint ventures. We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Revolving Facility.

        We completed 30 redevelopment projects in 2004, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $87.4 million. Our current redevelopment pipeline is comprised of an additional 32 redevelopment projects, the aggregate future cost of which is expected to be approximately $84.7 million. We also redevelop properties held in our joint ventures and our current pipeline for such properties is comprised of three redevelopment projects, the aggregate future cost of which is expected to be approximately $9.7 million. We also have two new development projects underway, the aggregate future cost of which is expected to be approximately $12.3 million. In addition, we have three outparcel development projects underway, the aggregate future cost of which is expected to be approximately $3.2 million. We intend on financing our redevelopment projects, our joint venture redevelopment projects, our new development projects and our outparcel development projects through cash from operations or draws on the Revolving Facility.

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

        We have established a stock repurchase program under which we may repurchase up to $75 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions. We did not repurchase any shares of common stock under this program in 2004 or 2003. In light of current market conditions, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

        We have also established a repurchase program under which we may repurchase up to $125 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions. As of December 31, 2004, no purchases had been made under this program.

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

  Long-Term Liquidity Needs

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have investment grade credit ratings for prospective unsecured debt offerings from three major rating agencies—Standard & Poor's (BBB), Moody's Investor Service (Baa2) and Fitch Ratings (BBB+). A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

        Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties. Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our existing debt agreements. In January 2005, we issued $100.0 million of unsecured notes in the 2005 Debt Offering, net proceeds of which were used to repay a portion of the borrowings outstanding under the Revolving Facility. In 2004, we increased the borrowed amount under the Secured Term Loan from $100.0 million to $150.0 million, and we issued $150.0 million of unsecured notes in the 2004 Debt Offering. Net proceeds from the 2004 Debt Offering were used to repay a portion of the borrowings outstanding under our then existing revolving credit facility. In 2003, we entered into the Secured Term Loan and issued an aggregate of $165.0 million of unsecured notes in the Convertible Debt Offering and the Medium-Term Notes Offering.

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

        We have selectively effected asset sales to generate cash proceeds over the last two years. In particular, in 2004, we generated an aggregate of approximately $57.9 million in gross proceeds, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow, through the culling of non-core and non-strategic properties and the transfer of one property to a joint venture. In addition, we generated approximately $4.3 million in gross proceeds from the disposition of certain properties held through joint ventures. In 2003, we generated an aggregate of approximately $117.1 million in gross proceeds from the culling of non-core and non-strategic properties and approximately $4.6 million in gross proceeds from the sale of certain properties held through our joint ventures. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

        The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of December 31, 2004 (dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$1,952,122	$140,233	$810,736	$380,736	$620,417
Capital Lease Obligations	28,234	353	762	820	26,299
Operating Leases	49,483	1,853	4,363	4,579	38,688

Total	$2,029,839	$142,439	$815,861	$386,135	$685,404

(1)
Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

        On January 13, 2005, we completed the 2005 Debt Offering. Net proceeds from the offering (approximately $99.3 million) were used to repay a portion of the borrowings outstanding under the Revolving Facility. We intend to repay $100.0 million issued under our medium-term note program that matures in April 2005, as well as the balance of the mortgages due in 2005 (approximately $24.8 million), either through draws under the Revolving Facility, from proceeds generated through the sale of assets or from the proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof. We anticipate repaying the balance of the 2005 contractual cash obligations, which consists primarily of scheduled amortization, through draws under the Revolving Facility.

        On June 29, 2004, we amended our existing $350 million unsecured revolving credit facility. The Revolving Facility matures on June 29, 2007, with a one-year extension option. As of December 31, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on our then current debt rating. In addition, we incur an annual facility fee of 20 basis points on this facility.

        On June 29, 2004, we also amended our $100 million secured term loan facility, increasing the loan amount to $150 million. The Secured Term Loan matures on June 29, 2007. As of December 31, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on our then current debt rating.

        The following table summarizes certain terms of our existing credit facilities as of December 31, 2004:

Loan	Amount Available to be Drawn (in thousands)	Amount Drawn as of December 31, 2004 (in thousands)	Current Interest Rate (1)	Maturity Date
Revolving Facility	$350,000	$296,000	LIBOR plus 65 bp (2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007

Total	$500,000	$446,000

(1)
We incur interest using a 30-day LIBOR rate, which was 2.40% at December 31, 2004.

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

        As of December 31, 2004, we had also issued approximately $1.0 billion of indebtedness, excluding the impact of unamortized discounts, under five public indentures, having a weighted average interest rate of 6.1%. These indentures also contain covenants that require us to maintain certain financial coverage ratios. These covenants are generally less onerous than the covenants contained in our existing credit facilities, as described above.

        As of December 31, 2004, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

        In addition to our existing credit facilities and public indebtedness, we had approximately $531.1 million of mortgage debt outstanding, excluding the impact of unamortized premiums, as of December 31, 2004, having a weighted average interest rate of 7.4% per annum.

Off-Balance Sheet Arrangements

        We do not believe that we currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

        However, in a few cases, we have made commitments to provide funds to unconsolidated joint ventures under certain circumstances. The liabilities associated with these joint ventures do not show up as liabilities on our consolidated financial statements.

        The following is a brief summary of the unconsolidated joint venture obligations that we have as of December 31, 2004, and in which we expect to make additional capital contributions to the joint venture:

  •
  CA New Plan Venture Fund. We, together with a third-party institutional investor, have an investment in a joint venture which owned 14 operating retail properties and three retail properties under redevelopment as of December 31, 2004. Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by us as of December 31, 2004. We anticipate contributing the remaining $2.6 million during 2005. The joint venture had loans outstanding of approximately $130.0 million as of December 31, 2004. As of December 31, 2004, the book value of our investment in CA New Plan Venture Fund was approximately $7.0 million.

  •
  NP/I&G Institutional Retail Company, LLC. In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned six retail properties as of December 31, 2004. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $12.5 million as of December 31, 2004. We anticipate contributing the remaining $17.5 million during 2005. The joint venture had loans outstanding of approximately $115.9 million as of December 31, 2004. As of December 31, 2004, the book value of our investment in the NP/I&G Institutional Retail Company, LLC was approximately $12.5 million.

        The following is a brief summary of the other unconsolidated joint venture obligations that we have as of December 31, 2004. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

  •
  Arapahoe Crossings, LP. On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing our ownership interest from 100% to 30%. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $49.2 million as of December 31, 2004. As of December 31, 2004, the book value of our investment in Arapahoe Crossings, LP was approximately $6.7 million.

  •
  Preston Ridge. We have investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge) and parcels of undeveloped land in Frisco, Texas. As of December 31, 2004, the combined book value of our investment in The Centre at Preston Ridge and the undeveloped land parcels was approximately $5.7 million.

  •
  The Centre at Preston Ridge. Under the terms of this joint venture, we have a 25% interest in a venture that owns The Centre at Preston Ridge. We have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $69.3 million as of December 31, 2004.

  •
  Undeveloped Land Parcels. We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas. We have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of December 31, 2004.

        In addition, as of December 31, 2004, we had investments in two joint ventures (Benbrooke Ventures and BPR West) which have been included as consolidated entities in our financial statements in accordance with the provisions of FIN 46.

Other Funding Obligations

        In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2004, none of which we believe will materially adversely affect us:

  •
  Letters of Credit. We have arranged for the provision of three separate letters of credit in connection with certain property related matters. If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2004, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.5 million.

  •
  Non-Recourse Debt Guarantees. Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2004, we had mortgage loans outstanding of approximately $551.5 million and our joint ventures had mortgage loans outstanding of approximately $364.7 million.

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

Year
2005	$1,853
2006	1,948
2007	2,415
2008	2,299
2009	2,280
Thereafter	38,688

        For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled "Risk Factors" in Item I of this Annual Report on Form 10-K.

Inflation

        The majority of our leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions contain clauses enabling us to receive percentage rents, which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to be consistent with, or get closer to, current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of our leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

        In the normal course of business, we also face risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As of December 31, 2004, we had approximately $24.8 million of outstanding floating rate mortgages. We also had approximately $446.0 million outstanding under floating rate credit facilities. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2004, in relation to our $2.0 billion of outstanding total debt, our $3.8 billion of total assets and our $5.1 billion total market capitalization as of that date. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement.

        As of December 31, 2004, we had entered into nine hedging agreements: two reverse arrears swap agreements and seven forward starting swaps. The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. These two swaps will terminate on February 1, 2011.

        During the year ended December 31, 2004, we entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200 million in notional amount. These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate.    The gain or

loss on each of the seven forward starting interest rate swap agreements will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

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

        If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.4 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.4 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $435.8 million (including the impact of $100.0 million in forward starting swap agreements and $65.0 million in reverse arrears swap agreements), the balance as of December 31, 2004. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $61.4 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $68.3 million. This assumes that our total outstanding debt remains at $2.0 billion, the balance as of December 31, 2004.

        As of December 31, 2004, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 8.    Financial Statements and Supplementary Data

        Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the

effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

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

        The information required by this item regarding directors and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2005 (the "Proxy Statement") under the captions "Proposal 1—Election of Directors," "Information Regarding Corporate Governance and the Board of Directors and its Committees" and "Executive Compensation and Other Information." The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Information Regarding Corporate Governance and the Board of Directors and its Committees—Do our directors receive any compensation for their service as directors?," "Executive Compensation and Other Information" and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Voting Securities of Certain Beneficial Owners and Management."

        The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,244,148	$19.8993	3,971,468	(1)
Equity compensation plans not approved by stockholders (2)	560,976	12.8125	—

Total	3,805,124	$18.8545	3,971,468

(1)
All of these securities are available for issuance under our 2003 Stock Incentive Plan.

(2)
Represents options granted in connection with Glenn Rufrano's employment as our Chief Executive Officer in February 2000. All of these options, which have an exercise price of $12.8125 per share and expire ten years from the grant date, were vested as of February 23, 2005.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this report:

  1.
  Financial Statements.

      The response to this portion of Item 15 is submitted as a separate section of this report.

    2.
    Financial Statement Schedules.

      The response to this portion of Item 15 is submitted as a separate section of this report.

    3.
    Exhibits.

      The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

  (b)
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
*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-65211.
3.3	Restated Bylaws of the Company, effective as of February 23, 2004 (incorporating all amendments thereto through February 23, 2004).
*3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
*3.5	Amendment to Restated Bylaws of the Company, dated February 23, 2004, filed as Exhibit 3.5 to the Company's Registration Statement on Form S-3, File No. 333-122193.
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
*4.4
First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*4.5
Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.
*4.6
Supplemental Indenture, dated as of December 17, 2004, by and between the Company and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Company, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 2004.
*4.7
Senior Securities Indenture, dated as of January 30, 2004, by and between the Company and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 5, 2004.
*4.8
Registration Rights Agreement, dated as of January 9, 2004, by and between the Company and Richard L. Friedman and Carpenter & Company, Inc, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-122193.
*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221. †
*10.2	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223. †
*10.3
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.4
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.5
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. †

*10.6
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. †
*10.7	Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.8
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.9
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. †
*10.10
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. †
*10.11	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65221. †
*10.12	2003 Stock Incentive Plan of the Company, filed as Appendix A to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders. †
*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 18, 2005. †
*10.14	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 18, 2005. †
*10.15
First Amended and Restated Revolving Credit Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.16
First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Revolving Credit Agreement), filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.17
First Amended and Restated Secured Term Loan Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.18
First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Secured Term Loan Agreement), filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.19
Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.20	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of December 7, 2004.
*10.21	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.22	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. †
*10.23	Director Compensation Schedule, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2005. †
*10.24	Schedule of Compensation for Named Executive Officers, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2005. †
*10.25	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998. †
*10.26
Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.27	Agreement, dated March 28, 2003, by and between the Company and William Newman, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.28	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

*10.29
Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. †
*10.30
Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. †
*10.31	Agreement, dated May 14, 2004, by and between the Company and Dean Bernstein, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †
*10.32	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.33	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.34
Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.35
Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel, filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. †
*10.36	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †
*10.37	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.38
Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.39
Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.40
Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.41
Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. †

*10.42	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. †
*10.43
Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. †
*10.44	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.45
Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott MacDonald and the Company, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. †
*10.46	Notice of Non-Renewal of Employment Agreement, dated November 2, 2004, from the Company to Scott MacDonald filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 7, 2005. †
*10.47	Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as above indicated.

†
Denotes a management contract or compensatory plan, contract or arrangement.

(c)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of New Plan Excel Realty Trust, Inc.:

        We have completed an integrated audit of New Plan Excel Realty Trust, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the "Company") at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 2, 2005

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In thousands, except par value amounts)

	December 31, 2004	December 31, 2003
ASSETS
Real estate:
Land	$897,411	$832,479
Buildings and improvements	3,090,779	2,822,138
Accumulated depreciation and amortization	(428,427)	(360,580)

Net real estate	3,559,763	3,294,037
Real estate held for sale	20,835	17,668
Cash and cash equivalents	7,292	5,328
Restricted cash	22,379	23,463
Marketable securities	3,433	2,915
Receivables:
Trade, net of allowance for doubtful accounts of $24,239 and $16,950 at December 31, 2004 and 2003, respectively	31,043	42,713
Deferred rent, net of allowance of $3,548 and $5,445 at December 31, 2004 and 2003, respectively	31,931	24,806
Other, net	18,627	12,530
Mortgages and notes receivable	8,881	39,637
Prepaid expenses and deferred charges	47,646	35,320
Investments in / advances to unconsolidated ventures	31,888	38,958
Intangible assets, net of accumulated amortization of $3,467 and $0 at December 31, 2004 and 2003, respectively	32,085	3,201
Other assets	15,939	18,020

Total assets	$3,831,742	$3,558,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $20,400 and $16,965 at December 31, 2004 and 2003, respectively	$551,522	$558,278
Notes payable, net of unamortized discount of $4,723 and $3,116 at December 31, 2004 and 2003, respectively	970,563	898,164
Credit facilities	446,000	291,000
Capital leases	28,234	28,562
Dividends payable	47,698	45,695
Other liabilities	105,269	102,793
Tenant security deposits	11,511	10,096

Total liabilities	2,160,797	1,934,588

Minority interest in consolidated partnership and joint ventures	30,784	37,865

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at December 31, 2004 and 2003; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding at December 31, 2004 and 2003	10	10
Common stock, $0.01 par value, 250,000 shares authorized; 102,845 and 97,980 shares issued and outstanding as of December 31, 2004 and 2003, respectively	1,028	979
Additional paid-in capital	2,005,977	1,889,338
Accumulated other comprehensive (loss) income	(5,031)	2,785
Accumulated distributions in excess of net income	(361,823)	(306,969)

Total stockholders' equity	1,640,161	1,586,143

Total liabilities and stockholders' equity	$3,831,742	$3,558,596

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)

	December 31, 2004	December 31, 2003	December 31, 2002
Rental revenues:
Rental income	$389,510	$364,659	$292,040
Percentage rents	6,613	6,943	6,300
Expense reimbursements	99,414	99,066	79,910

Total rental revenues	495,537	470,668	378,250

Operating expenses:
Operating costs	86,257	89,041	64,667
Real estate and other taxes	61,842	58,833	45,245
Depreciation and amortization	89,394	76,113	63,139
Provision for doubtful accounts	10,104	7,629	8,959
General and administrative	19,394	19,816	17,872

Total operating expenses	266,991	251,432	199,882

Income before real estate sales, minority interest and other income and expenses	228,546	219,236	178,368
Other income and expenses:
Interest, dividend, and other income	8,329	9,419	11,015
Equity in income of unconsolidated ventures	1,513	3,438	5,245
Interest expense	(106,054)	(101,629)	(93,259)
Foreign currency loss	—	—	(13)
Gain on sale of real estate	1,217	—	202
Impairment of real estate	(43)	(3,536)	(70,616)
Minority interest in income of consolidated partnership and joint ventures	(853)	(1,555)	(642)

Income from continuing operations	132,655	125,373	30,300

Discontinued operations:
Results of operations of discontinued garden apartment communities (Note 5)	—	—	17,007
Income from other discontinued operations (Note 5)	1,285	3,648	74,755

Income from discontinued operations	1,285	3,648	91,762
Net income	$133,940	$129,021	$122,062

Preferred dividends	(21,470)	(21,170)	(21,023)
(Premium) discount on redemption of preferred stock	—	(630)	6,997

Net income available to common stock—basic	112,470	107,221	108,036
Minority interest in income of consolidated partnership	796	1,555	642

Net income available to common stock—diluted	$113,266	$108,776	$108,678

Basic earnings per common share:
Income from continuing operations	$1.10	$1.06	$0.17
Discontinued operations	0.01	0.04	0.97

Basic earnings per share	$1.11	$1.10	$1.14

Diluted earnings per common share:
Income from continuing operations	$1.09	$1.04	$0.18
Discontinued operations	0.01	0.04	0.95

Diluted earnings per share	$1.10	$1.08	$1.13

Average shares outstanding—basic	100,894	97,318	95,119

Average shares outstanding—diluted	103,345	100,269	96,552

Dividends per common share	$1.65	$1.65	$1.65

Other comprehensive income:
Net income	$133,940	$129,021	$122,062
Realized/unrealized gain on available-for-sale securities	517	800	229
Realized gain on interest hedges	161	2,578	1,143
Unrealized loss on interest risk hedges, net	(8,494)	—	—

Comprehensive income	$126,124	$132,399	$123,434

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

			Shares of Beneficial Interest/ Common Stock
	Preferred Stock					Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income
					Additional Paid-in Capital			Total Stockholders' Equity
	Number	Amount	Number	Amount
Balance at December 31, 2001	2,287	$23	87,352	$873	$1,697,570	$(1,965)	$(203,263)	$1,493,238
Net income	—	—	—	—	—	—	122,062	122,062
Dividends	—	—	—	—	—	—	(179,150)	(179,150)
Exercise of stock options	—	—	417	4	6,596	—	—	6,600
Shares repurchased and retired	—	—	—	—	(800)	—	—	(800)
Employee loans	—	—	—	—	416	—	—	416
Redemption of limited partner units for shares of common stock	—	—	420	4	8,331	—	—	8,335
Unrealized holding gain on marketable securities	—	—	—	—	—	229	—	229
Unrealized derivative gain on interest rate swap	—	—	—	—	—	1,143	—	1,143
Stock offering	—	—	6,900	69	120,838	—	—	120,907
Redemption of Preferred A shares	(1,507)	(15)	1,827	18	(134)	—	—	(131)
Discount on redemption of Preferred A shares	—	—	—	—	(6,997)	—	6,997	—

Balance at December 31, 2002	780	8	96,916	968	1,825,820	(593)	(253,354)	1,572,849
Net income	—	—	—	—	—	—	129,021	129,021
Dividends	—	—	—	—	—	—	(182,006)	(182,006)
Exercise of stock options	—	—	743	7	13,557	—	—	13,564
Employee loans	—	—	—	—	5,689	—	—	5,689
Dividend Reinvestment Plan	—	—	259	3	5,898	—	—	5,901
Stock incentive grants	—	—	62	1	56	—	—	57
Option grant	—	—	—	—	1,990	—	—	1,990
Unrealized holding gain on marketable securities	—	—	—	—	—	800	—	800
Unrealized derivative gain on interest rate swap	—	—	—	—	—	2,578	—	2,578
Redemption of Preferred B shares	(630)	(6)	—	—	(157,994)	—	—	(158,000)
Premium on redemption of Preferred B shares	—	—	—	—	630	—	(630)	—
Issuance of Preferred E shares	800	8	—	—	193,692	—	—	193,700

Balance at December 31, 2003	950	10	97,980	979	1,889,338	2,785	(306,969)	1,586,143
Net income	—	—	—	—	—	—	133,940	133,940
Dividends	—	—	—	—	—	—	(188,424)	(188,424)
Exercise of stock options	—	—	952	10	19,066	—	—	19,076
Shares repurchased and retired	—	—	(2)	—	(52)	—	—	(52)
Employee loans	—	—	—	—	291	—	—	291
Dividend Reinvestment Plan	—	—	465	5	11,184	—	—	11,189
Stock incentive grants	—	—	65	—	898	—	—	898
Option grant	—	—	—	—	664	—	—	664
Redemption of limited partner units for shares of common stock	—	—	1,385	14	34,598	—	—	34,612
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	517	—	517
Realized gain on interest risk hedges	—	—	—	—	—	161	—	161
Unrealized loss on interest risk hedges	—	—	—	—	—	(8,494)	—	(8,494)
Stock offering	—	—	2,000	20	49,620	—	—	49,640
Impact of non-cash adjustments to account for Preferred D dividend "step-up"	—	—	—	—	370	—	(370)	—

Balance at December 31, 2004	950	$10	102,845	$1,028	$2,005,977	$(5,031)	$(361,823)	$1,640,161

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income	$133,940	$129,021	$122,062
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	92,270	78,112	70,223
Amortization of net premium/discount on mortgages and notes payable	(2,923)	(2,931)	(792)
Amortization of deferred debt and loan acquisition costs	2,809	1,535	4,620
Amortization of stock options	681	375	—
Foreign currency loss	—	—	13
Gain on sale of real estate and securities, net	(1,217)	—	(371)
Loss (gain) on sale of discontinued operations	1,139	(4,018)	(100,668)
Minority interest in income of partnership	986	1,555	642
Impairment of real estate assets	131	10,488	107,561
Equity in income of unconsolidated ventures	(2,078)	(3,439)	(5,244)
Changes in operating assets and liabilities, net:
Change in trade receivables	9,062	(13,908)	(1,022)
Change in deferred rent receivables	(7,106)	(4,281)	(2,413)
Change in other receivables	(4,564)	25,047	(25,745)
Change in other liabilities	2,155	(19,742)	48,356
Change in tenant security deposits	1,347	968	3,295
Change in sundry assets and liabilities	(5,906)	(1,030)	9,168

Net cash provided by operating activities	220,726	197,752	229,685

Cash flows from investing activities:
Real estate acquisitions and building improvements	(120,283)	(83,695)	(58,585)
Acquisition, net of cash and restricted cash received	(186,733)	(100,236)	(639,612)
Proceeds from real estate sales, net	48,269	60,361	266,253
Change in restricted cash	1,229	29,467	(42,412)
Advances for mortgage notes receivable, net	(8,849)	(38,565)	(420)
Repayments of mortgage notes receivable	27,069	1,560	10,744
Leasing commissions paid	(10,671)	(9,078)	(1,763)
Cash from joint venture consolidation (Note 2)	1,171	—	—
Cash paid for joint venture interest	(9,748)	(3,775)	—
Proceeds from sale of joint venture interest	3,870	15,022	—
Capital contributions to joint ventures	(7,900)	(2,831)	(5,346)
Distributions from joint ventures	9,511	8,741	44,189

Net cash used in investing activities	(253,065)	(123,029)	(426,952)

Cash flows from financing activities:
Principal payments of mortgages, notes payable and capital leases	(79,593)	(178,654)	(121,566)
Proceeds from medium-term note issuance, net	149,114	49,525	—
Repayment of medium-term note, net	(75,000)	(50,796)	—
Proceeds from bond issuance, net	—	—	249,150
Proceeds from convertible debt offering, net	—	113,850	—
Cash received from rate lock swap	1,554	2,220	—
Cash paid to settle swaps	(1,275)	—	(1,914)
Proceeds from credit facility borrowing	496,000	657,000	890,000
Repayment of credit facility	(341,000)	(596,000)	(755,000)
Proceeds from mortgages financings	—	50,000	—
Financing fees	(5,435)	(3,386)	(7,554)
Redemption of limited partnership units	—	(29)	—
Distributions paid to minority partners	(3,848)	(2,591)	(1,705)
Dividends paid	(186,421)	(180,816)	(178,925)
Proceeds from exercise of stock options	19,087	14,378	5,753
Repayment of loans receivable for the purchase of common stock	291	5,784	416
Proceeds from common stock offering	49,640	—	120,907
Payments for the repurchase of common stock	—	—	(800)
Proceeds from preferred stock offering, net	—	193,192	—
Redemption of preferred stock, net	—	(157,500)	(130)
Proceeds from dividend reinvestment plan	11,189	5,900	—

Net cash provided by (used in) financing activities	34,303	(77,923)	198,632

Net increase (decrease) in cash and cash equivalents	1,964	(3,200)	1,365
Cash and cash equivalents at beginning of year	5,328	8,528	7,163

Cash and cash equivalents at end of year	$7,292	$5,328	$8,528

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest, net of amounts capitalized	$114,615	$109,358	$91,600
Capitalized interest	6,433	4,266	3,733
State and local taxes paid	532	1,626	430
Municipal bonds and tax incentive financing received in acquisition	—	—	16,900
Mortgages assumed, net	69,074	40,516	456,000
Partnership units issued in acquisition	19,989	—	25,000
Satisfaction of notes receivable	15,091	—	—

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

        New Plan Excel Realty Trust, Inc. (together with its subsidiaries, the "Company") is operated as a self-administered, self-managed real estate investment trust ("REIT"). The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

2.     Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership (Note 14), and, for the year ended December 31, 2004, certain of the Company's joint ventures, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). All significant intercompany transactions and balances have been eliminated.

  Net Earnings per Share of Common Stock

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share ("SFAS No. 128"), the Company presents both basic and diluted earnings per share. Net earnings per common share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per common share assuming dilution ("diluted EPS") is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) preferred stock (using the "if converted" method), (ii) ERP limited partnership units and (iii) convertible senior notes and (b) the exercise of in-the-money stock options.

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

  Accounts Receivable

        Accounts receivable is stated net of allowance for doubtful accounts of $24.2 million and $17.0 million as of December 31, 2004 and 2003, respectively. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-

worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

  Real Estate

        Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives; ordinary repairs and maintenance are expensed as incurred. Land, buildings and building and tenant improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction costs, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development are capitalized. The Company ceases capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

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

  Employee Loans

        Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company's common stock. These loans are demand and term notes bearing interest at rates ranging from 5% to 6%. Interest is payable quarterly. Loans made for the purchase of common stock are reported as a deduction from stockholders' equity. At December 31, 2004 and 2003, the Company had aggregate loans to employees of approximately $0.8 million and $1.1 million, respectively.

  Investments in / Advances to Unconsolidated Ventures

        The Company has direct equity investments in several joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, and is not the primary beneficiary of, these entities. These investments are initially recorded at cost, as "Investments in / advances to unconsolidated ventures", and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

  Internal Leasing Costs

        Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. As of December 31, 2004 and 2003, approximately $13.0 million and $8.9 million of gross internal leasing costs have been capitalized, respectively. As December 31, 2004 and 2003, the net carrying value of internal leasing costs was approximately $6.9 million and $7.8 million, respectively. For the years ended December 31, 2004, 2003 and 2002, approximately $2.3 million, $1.0 million and $0.2 million of capitalized costs had been amortized, respectively.

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

  Self-Insured Health Plan

        Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees. In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually. Self-insurance losses are accrued based on the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry. The liability for self-insured losses is included in accrued expenses and was approximately $0.7 million and $0.5 million at December 31, 2004 and 2003, respectively.

  Revenue Recognition

        Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "deferred rent receivable" on the accompanying consolidated balance sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved.

The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

  Income from Discontinued Operations

        Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company's real property which has been sold during 2002 or thereafter, or otherwise qualify as "held for sale" (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company's Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

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

        The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs. At December 31, 2004, the Company's TRSs had a tax net operating loss ("NOL") carryforward of approximately $17.8 million, expiring from 2013 to 2016.

  Segment Information

        The principal business of the Company is the ownership and management of community and neighborhood shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States ("GAAP"). Further, all of the Company's operations are within the United States and no tenant comprises more than 10% of revenue.

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

  Recently Issued Accounting Standards

        In December 2004, the FASB issued Statement 123(R), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide service. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The adoption of SFAS No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

        In December 2004, FASB also issued Statement 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 ("SFAS No. 153"). This statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

        In July 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share ("EITF 04-8"), in which the EITF reached a tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingent features have been met. In September 2004, the EITF reached the final consensus that all instruments that have embedded conversion features (for example, contingently convertible debt or contingently convertible preferred stock) that are contingent on market conditions indexed to an issuer's share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. EITF 04-8 did not have a material impact on the consolidated financial statements of the Company.

        In the fourth quarter of 2003, the EITF issued EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements for determining when these revenues may be recorded separately for accounting purposes. EITF 00-21 did not impact the consolidated financial statements of the Company.

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), which revises certain sections of SAB No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21. SAB 104 did not impact the consolidated financial statements of the Company.

        In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement established principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Previously, many of those instruments were classified as equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements of the Company.

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

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights, variable interest entities ("VIE"), and how to determine when and which business enterprises should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with significant variable interests in VIE to make additional disclosures. The transitional disclosure requirements are required for all financial statements initially issued after January 31, 2003. The consolidation provisions of FIN 46 are effective immediately for variable interests in VIE created after January 31, 2003. FIN 46 was deferred until the quarter ended March 31, 2004 for variable interests in VIE created before February 1, 2003. In December 2003, FASB issued a revised FIN 46, which modified and clarified various aspects of the original interpretation. Under the revised guidance, FIN 46 applies when either (1) the equity investors lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support, or (3) the equity investors have voting rights that are not proportionate to their economic interest. The initial adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company. The Company's maximum exposure to loss as a result of its involvement with potential VIE is described in Note 10.

        In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123 ("SFAS No. 148"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Company.

        With respect to the Company's stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25, and related interpretations. Under APB Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company's stock option plans for the granting of stock options made prior to December 31, 2002.

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands, except per share amounts):

	Years Ended December 31,
	2004 Basic EPS	2003 Basic EPS	2002 Basic EPS
Net income, as reported	$133,940	$129,021	$122,062
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,240)	(1,963)	(2,159)

Pro forma net income	$132,700	$127,058	$119,903

Earnings per share:
Basic—as reported	$1.11	$1.10	$1.14

Basic—pro forma	$1.10	$1.08	$1.11

Diluted—as reported	$1.10	$1.08	$1.13

Diluted—pro forma	$1.08	$1.07	$1.10

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") (an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34). FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies. It

requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless of whether or not the guarantor receives separate identifiable consideration (i.e., a premium). The Company adopted the new disclosure requirements, effective beginning with the consolidated financial statements for the 2002 fiscal year. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial statements of the Company.

        In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) ("EITF No. 94-3"). It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS No. 146 does not apply to entities newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and to costs associated with the retirement of long-lived assets covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity's commitment to a plan, as previously defined in EITF No. 94-3. The provisions of SFAS No. 146 have been and will continue to be applied for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements of the Company.

        In April 2002, FASB issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Debt extinguishments that do not meet the criteria for classification as extraordinary items prescribed in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), should not be classified as extraordinary. The provisions of SFAS No. 145 have been and will continue to be applied in fiscal years beginning after May 15, 2002. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of Opinion 30 for classification as an extraordinary item will be reclassified. The Company adopted SFAS No. 145, as required, effective January 1, 2003, and the adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

        Effective January 1, 2002, the Company adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment of long-lived assets and the disposition of long-lived assets. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company's real properties which have been sold during 2002 or thereafter, or otherwise qualify as held for sale (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company's Consolidated Statements of Income and Comprehensive Income and Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months. SFAS No. 144 requires that the provisions of this statement be adopted prospectively. Accordingly, real estate designated as held for sale prior to January 1, 2002 has been and will continue to be accounted for under the provisions of FASB Statement 121, Accounting for the Impairment of Long-Lived Assets, and the results of operations, including impairment, gains and losses, of these properties are included in income from continuing operations. Real estate designated as held for sale subsequent to January 1, 2002 has been and will continue to be accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these properties are included in income from discontinued operations. Prior periods have been restated for comparability, as required.

3.     Acquisitions and Dispositions

  Acquisitions

        During fiscal 2004, the Company acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe, and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which the Company owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which the Company owned the other 50% interest. Please refer to the following table for additional details.

Property Name	Location	Acquisition Date	Purchase Price (in millions)		Gross Leasable Area
New Britain Village Square	Chalfont, PA	01/09/04	$23.4	(1)	143,716
Clearwater Mall*	Clearwater, FL	01/30/04	$30.0		285,519
Elk Grove Town Center	Elk Grove Village, IL	01/30/04	$21.0	(2)	131,849
Villa Monaco	Denver, CO	02/19/04	$12.0		122,213
Florence Square	Florence, KY	03/17/04	$39.5	(3)	361,251
Unity Plaza	East Fishkill, NY	04/28/04	$6.0		11 acres
Stockbridge Village	Stockbridge, GA	04/29/04	$23.8		188,203
Starlite Plaza	Sylvania, OH	07/22/04	$16.8		222,450
Village Center	Smithtown, NY	08/19/04	$16.8	(4)	97,401
Annex of Arlington	Arlington Heights, IL	08/26/04	$27.2	(5)	197,328
Marketplace	Tulsa, OK	09/01/04	$18.0	(6)	186,851
The Market at Preston Ridge*	Frisco, TX	09/01/04	$5.2		50,326
Silver Pointe	Fenton, MI	11/23/04	$10.2	(7)	86,141
The Shoppes at Southside	Jacksonville, FL	12/10/04	$25.0		109,113

*
The Company acquired the remaining 50% interest in the property in which the Company owned the other 50% interest.

(1)
Purchase price includes the issuance of $11.2 million in ERP limited partnership units and the assumption of a $12.2 million mortgage loan previously made by the Company to the seller.

(2)
Purchase price includes the assumption of $14.5 million of mortgage indebtedness.

(3)
Purchase price includes the assumption of approximately $15.8 million of mortgage indebtedness.

(4)
Purchase price includes the assumption of approximately $4.4 million of mortgage indebtedness.

(5)
Purchase price includes the assumption of approximately $17.9 million of mortgage indebtedness.

(6)
Purchase price includes the issuance of $8.8 million in ERP limited partnership units and the assumption of approximately $9.2 million of mortgage indebtedness.

(7)
Purchase price includes the assumption of approximately $7.2 million of mortgage indebtedness.

        In connection with the above acquisitions, and in compliance with the Company's business combination policy, the Company allocated approximately $35.6 million to leases acquired. Of this amount, approximately $35.3 million was attributable to the value of in-place leases at the time of acquisition, legal fees and leasing commissions, and approximately $0.3 million was attributable to above market lease value. The $35.6 million, net of accumulated amortization of $3.5 million, was recorded in intangible assets on the Company's consolidated balance sheets.

        In the 2003 fiscal year, the Company acquired the remaining 50% interest in Vail Ranch II that it did not already own, a portfolio of seven grocery-anchored neighborhood shopping centers (the "Spartan Acquisition") and three other shopping centers (Panama City Square, Harpers Station and Dickson City Crossing). Please refer to the following table for additional details.

Property Name	Location	Acquisition Date	Purchase Price (in millions)		Gross Leasable Area
Spartan Acquisition	Michigan	01/03/03	$46.0		534,300
Paradise Pavilion (1)	West Bend, WI	01/03/03	—		198,419
Vail Ranch II*	Temecula, CA	02/25/03	$10.5	(2)	105,000
Panama City Square	Panama City, FL	06/25/03	$18.3	(3)	289,119
Harpers Station	Cincinnati, OH	09/11/03	$23.8	(4)	240,681
Dickson City Crossings	Dickson City, PA	09/30/03	$28.1	(5)	301,462

*
The Company acquired the remaining 50% interest in the property in which the Company owned the other 50% interest.

(1)
Paradise Pavilion was acquired in connection with the EIG Acquisition (described below).

(2)
Purchase price includes the satisfaction of $9.0 million of mortgage indebtedness.

(3)
Purchase price includes the assumption of approximately $12.7 million of mortgage indebtedness.

(4)
Purchase price includes the assumption of approximately $13.0 million of mortgage indebtedness.

(5)
Purchase price includes the assumption of approximately $14.8 million of mortgage indebtedness.

        In connection with the acquisition of Harpers Station and Dickson City Crossings, and in compliance with the Company's business combination policy, the Company allocated approximately $3.2 million to the value of in-place leases at the time of acquisition. This amount, net of accumulated amortization, was recorded in intangible assets on the Company's consolidated balance sheet.

        In the 2002 fiscal year, the Company acquired a portfolio of 57 community and neighborhood shopping centers from Equity Investment Group, a private retail-focused REIT (the acquisition of one additional shopping center from Equity Investment Group was completed on January 3, 2003) (collectively, the "EIG Acquisition"), a portfolio of 92 community and neighborhood shopping centers (the "CenterAmerica Acquisition") from CenterAmerica Property Trust, L.P., a private company majority owned by Morgan Stanley Real Estate Fund II, and three other properties (Midway Market

Square, Superior Marketplace and Whitestown Plaza). Please refer to the following table for additional details.

Property Name	Location	Acquisition Date	Purchase Price (in millions)		Gross Leasable Area
Center America Acquisition	Varied	03/01/02	$654.0	(1)	10,400,000
Whitestown Plaza	Whitesboro, NY	04/03/02	—	(2)	80,612
Superior Marketplace	Superior, CO	07/31/02	$51.6	(3)	252,253
Midway Market Square	Elyria, OH	11/20/02	$23.7	(4)	234,670
EIG Acquisition	Varied	12/12/02	$437.0	(5)	7,700,000

(1)
Purchase price includes the assumption of approximately $289.0 million of mortgage indebtedness.

(2)
Property was acquired in consideration of approximately $3.8 million of notes and interest receivable.

(3)
Purchase price includes the satisfaction of $38.0 million of notes receivable and accrued interest.

(4)
Purchase price includes the assumption of approximately $17.8 million of mortgage indebtedness.

(5)
Purchase price includes the issuance of approximately $25.0 million in ERP limited partnership units and the assumption of approximately $149.0 million of mortgage indebtedness.

  Dispositions

        During 2004, the Company sold 14 properties, two outparcels, one land parcel and 90% of its ownership interest in Villa Monaco for aggregate gross proceeds of approximately $57.9 million, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow (approximately $0.5 million of the purchase money note has been repaid as of December 31, 2004). In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income (loss) from discontinued operations (Note 5).

        During 2003, the Company sold 24 properties, six land parcels and 70% of its ownership interest in Arapahoe Crossings, LP for aggregate gross proceeds of approximately $117.1 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5). The results of operations from Arapahoe Crossings, LP are not considered to be income from discontinued operations due to the Company's continued involvement in its operations as a result of the Company's retained 30% joint venture interest.

        During 2002, the Company sold 25 properties (including the sale of four of its factory outlet centers pursuant to the Factory Outlet Disposition discussed below), one outparcel, and approximately 10.5 acres of land, including the 450,000 square feet of anchor space at Clearwater Mall, for aggregate gross proceeds of approximately $278.1 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

        On December 19, 2002, the Company completed the sale of four of its factory outlet centers to Chelsea Property Group, Inc. (the "Factory Outlet Disposition"). The four properties included St. Augustine Outlet Center, located in St. Augustine, Florida; Factory Merchants Branson, located in Branson, Missouri; Factory Outlet Village Osage Beach, located in Osage Beach, Missouri; and Jackson

Outlet Village, located in Jackson, New Jersey. As consideration for the four properties, the Company received gross proceeds of approximately $193.0 million, and after costs associated with the disposition, the gain on sale was approximately $79.0 million, and was included in income from discontinued operations. The proceeds were used to pay down a portion of the balance outstanding under the Company's then outstanding revolving credit facility, which had been drawn to fund a portion of the EIG Acquisition.

4.     Real Estate Held for Sale and Impaired Real Estate

        As of December 31, 2004, four retail properties and one land parcel were classified as "Real estate held for sale." These properties are located in five states and have an aggregate gross leasable area of approximately 0.4 million square feet. Such properties had an aggregate book value of approximately $20.8 million, net of accumulated depreciation of approximately $3.2 million as of December 31, 2004. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

        As of December 31, 2003, four retail properties and one land parcel were classified as "Real estate held for sale." These properties were located in five states and had an aggregate gross leasable area of approximately 0.4 million square feet. Such properties had an aggregate book value of approximately $17.7 million, net of accumulated depreciation of approximately $2.4 million and impairment of $2.4 million, as of December 31, 2003. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

5.     Income from Discontinued Operations

        The following is a summary of income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Total revenue
Other discontinued operations	$4,952	$13,450	$48,692
Real estate held for sale	2,819	2,786	2,631

Total revenue	7,771	16,236	51,323

Operating costs
Other discontinued operations	(1,674)	(3,161)	(11,357)
Real estate held for sale	(623)	(664)	(577)
Real estate taxes
Other discontinued operations	(768)	(1,574)	(3,026)
Real estate held for sale	(265)	(503)	(588)
Interest expense
Other discontinued operations	(183)	(239)	(61)
Real estate held for sale	—	—	—
Depreciation and amortization
Other discontinued operations	(614)	(1,563)	(6,643)
Real estate held for sale	(571)	(437)	(442)
Provision for doubtful accounts
Other discontinued operations	(543)	(1,409)	(645)
Real estate held for sale	(18)	(103)	(82)
General and administrative expenses
Other discontinued operations	—	—	(30)
Real estate held for sale	—	—	(2)

Total operating costs	(5,259)	(9,653)	(23,453)
Income from discontinued operations before impairment and gain on sale	2,512	6,583	27,870
Impairment of real estate held for sale	(88)	(6,953)	(36,945)
Gain on sale of discontinued garden apartment communities (1)	—	—	17,007
(Loss) gain on sale of other discontinued operations	(1,139)	4,018	83,830

Income from discontinued operations	$1,285	$3,648	$91,762

(1)
On September 21, 2001, the Company and a private investor group completed the sale by the Company of its garden apartment community portfolio. After costs associated with the disposition of the garden apartment community portfolio, the gain on sale was $18.5 million. Approximately $1.5 million of the gain was recognized in 2001 and the remaining $17.0 million was recognized in 2002.

6.     Pro Forma Financial Information

        The following pro forma financial information for the year ended December 31, 2002 is presented as if the EIG Acquisition, the Factory Outlet Disposition, the Company's public offering of 6,900,000 shares of common stock in January 2002 and the CenterAmerica Acquisition all occurred on January 1, 2002 (in thousands, except per share amounts). In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

December 31, 2002
Rental revenues	$419,808
Expenses	(316,011)
Other expense	(89,922)

Income from continuing operations	$13,875

Net income	$125,095

Income from continuing operations per share—basic	$0.00

Income from continuing operations per share—diluted	$0.00

Net income per share—basic	$1.16

Net income per share—diluted	$1.13

Average shares outstanding—basic	95,649

Average shares outstanding—diluted	98,590

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

7.     Marketable Securities

        The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders' equity (in thousands):

	December 31, 2004	December 31, 2003
Cost basis	$973	$973
Unrealized holding gains	2,460	1,942

Fair value	$3,433	$2,915

        The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2004 and 2003.

8.     Mortgages and Notes Receivable

        The Company had the following mortgages and notes receivable (in thousands):

	December 31, 2004	December 31, 2003
Leasehold mortgages, interest at 10% to 12%, due 2008 to 2010.	$903	$1,005
Promissory Note, interest at 5%, due 2004.	—	26,400
Promissory Note, interest at 8%, due 2005.	7,978	—
Promissory Note, interest at 8%, due 2007.	—	67
Promissory Note, interest at 6%, due 2013.	—	12,165

Total	$8,881	$39,637

        On September 22, 2004, in connection with the purchase of Factory Merchants Barstow, the purchaser issued a purchase money note to the Company for approximately $8.5 million. The note bears interest at 8% and is due in March 2005. Approximately $0.5 million of the purchase money note has been repaid as of December 31, 2004.

        On November 25, 2003, NP/I&G Institutional Retail Company, LLC, one of the Company's joint ventures (Note 10), issued a promissory note to the Company for approximately $26.4 million. The note bore interest at 5% and was collateralized by a property in Lake Grove, New York. The note was paid in full on March 4, 2004.

        On June 18, 2003, First Westport Properties issued a promissory note to the Company for approximately $12.2 million. The loan bore interest at 6% and was collateralized by a property in Chalfont, Pennsylvania. The note was scheduled to become due on June 18, 2013. In connection with the Company's acquisition of the collateralizing property on January 9, 2004, the note was satisfied.

        At December 31, 2004 and 2003, approximately $0.7 million and $0.4 million, respectively, of the other receivables on the accompanying consolidated balance sheet represented interest and dividends receivable, most of which represented interest receivable related to leasehold mortgages. The Company has assessed its ability to collect these receivables and expects to realize interest and principal in accordance with the book value of the notes.

9.     Investments in/Advances to Unconsolidated Ventures

        At December 31, 2004, the Company had investments in four unconsolidated joint ventures: (1) Arapahoe Crossings, LP; (2) CA New Plan Venture Fund; (3) NP / I&G Institutional Retail Company, LLC; and (4) Preston Ridge, which consists of The Centre at Preston Ridge and various undeveloped land parcels. The Company accounts for these investments using the equity method. The following table summarizes these joint venture projects as of December 31, 2004 and 2003, as well as other joint ventures that were not consolidated in 2003 (in thousands).

					Investment in/Advances to as of
	City	State	JV Partner	Percent Ownership	December 31, 2004	December 31, 2003
Arapahoe Crossings, LP
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30%	$6,718	$6,599
Benbrooke Ventures (2)(3)
Rodney Village	Dover	DE	Benbrooke Partners	50%	—	*
Fruitland Plaza	Fruitland	MD	Benbrooke Partners	(4)	—	*
					$—	$8,249
CA New Plan Venture Fund (5)
Villa Monaco	Denver	CO	Major U.S. Pension Fund	10%	*	—
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%	*	*
Marketplace at Wycliffe	Lake Worth	FL	Major U.S. Pension Fund	10%	*	*
Shoppes of Victoria Square	Port St. Lucie	FL	Major U.S. Pension Fund	10%	*	*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	*	*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	*	*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	*	*
Raymond Road	Jackson	MS	Major U.S. Pension Fund	(4)	—	*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%	*	*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%	*	*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	*	*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	*	*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	*	*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%	*	*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	*	*
In Process Development / Redevelopment Properties
Stone Mountain Festival	Stone Mountain	GA	Major U.S. Pension Fund	10%	*	—
Marrero Shopping Center	Marrero	LA	Major U.S. Pension Fund	10%	*	—
Clinton Crossing	Clinton	MS	Major U.S. Pension Fund	10%	*	*
					$6,963	$6,267
Clearwater Mall, LLC
Clearwater Mall	Clearwater	FL	The Sembler Company	(6)	—	$4,225

NP / I&G Institutional Retail Company, LLC (5)(7)
Riverplace Shopping Center	Jacksonville	FL	JPMorgan Fleming Asset Management	20%	*	—
Conyers Crossroads	Conyers	GA	JPMorgan Fleming Asset Management	20%	*	—
Village Shoppes of Flowery Branch	Flowery Branch	GA	JPMorgan Fleming Asset Management	20%	*	—
Village Shoppes of East Cherokee	Woodstock	GA	JPMorgan Fleming Asset Management	20%	*	—
DSW Plaza at Lake Grove	Lake Grove	NY	JPMorgan Fleming Asset Management	20%	*	*
Skytop Pavilion	Cincinnati	OH	JPMorgan Fleming Asset Management	20%	*	—
					$12,531	$4,349
Preston Ridge
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor / George Allen / Milton Schaffer	25%	*	*
The Market at Preston Ridge	Frisco	TX	George Allen / Milton Schaffer	(8)	—	*
Undeveloped land parcels (9)	Frisco	TX	George Allen / Milton Schaffer	50%	*	*
					$5,676	$9,269	(10)

Investments in/Advances to Unconsolidated Ventures					$31,888	$38,958

*
Multiple properties held in a single joint venture investment.

(1)
The Company receives increased participation after a 10% return.

(2)
The Company receives an 8.5% preferred return on its investment.

(3)
In accordance with the provisions of FIN 46, this joint venture has been included as a consolidated entity in the Company's Consolidated Balance Sheet as of December 31, 2004. Therefore, the Company's equity investment balance has been eliminated.

(4)
This property was sold by the joint venture during 2004.

(5)
The Company receives increased participation after a 12% IRR.

(6)
As of December 31, 2003, the Company's ownership percentage in this joint venture was 50%. On January 30, 2004, the Company purchased the remaining 50% interest in Clearwater Mall that it did not previously own. Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% interest have been included in the consolidated results of operations of the Company. Prior to the acquisition of the remaining 50% interest, the Company received a 9.5% preferred return on its investment.

(7)
As of December 31, 2003, NP / I&G Institutional Retail Company, LLC had approximately $26.4 million of outstanding notes payable to the Company. The notes were repaid in full during the first quarter of 2004.

(8)
As of December 31, 2003, the Company's ownership percentage in this joint venture was 50%. On September 1, 2004, the Company purchased the remaining 50% interest in The Market at Preston Ridge that it did not previously own. Accordingly, the results of operations for this property subsequent to the acquisition of the remaining 50% interest have been included in the consolidated results of operations of the Company. Prior to the acquisition of the remaining 50% interest, the Company received a 10% preferred return on its investment.

(9)
The Company receives a 10% preferred return on its investment.

(10)
The Company's investment balance included approximately $2.9 million of outstanding notes receivable relating to a mortgage loan payable to the Company. The loan was repaid in full on April 1, 2004.

        Combined summary unaudited financial information for the Company's investments in/advances to unconsolidated ventures was as follows (in thousands, except footnotes):

Condensed Combined Balance Sheets

	December 31, 2004	December 31, 2003
Cash and cash equivalents	$10,848	$10,170
Receivables	8,814	7,447
Property and equipment, net of accumulated depreciation	501,517	395,548
Other assets, net of accumulated amortization	18,171	9,700

Total Assets	$539,350	$422,865

Long-term debt	$364,719	$284,713
Accrued interest	1,700	1,304
Other liabilities	8,047	7,764

Total liabilities	374,466	293,781
Total partners' capital	164,884	129,084

Total liabilities and partners' capital	$539,350	$422,865

Company's investments in / advances to unconsolidated ventures	$31,888	$38,958

Condensed Combined Statements of Income

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Rental revenues	$59,515	$49,004	$32,840
Operating expenses	(18,891)	(13,225)	(4,906)
Interest expense	(16,998)	(10,444)	(10,052)
Other expenses, net	(12,118)	(6,705)	(8,688)

Net income	$11,508	$18,630	$9,194

Company's share of net income (1)	$1,513	$3,438	$5,245

(1)
Includes preferred returns of $0.9 million and $3.8 million as of December 31, 2003 and 2002, respectively.

        The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of December 31, 2004.

  •
  Arapahoe Crossings, LP. On September 30, 2003, a U.S. partnership comprised substantially of foreign investors purchased a 70% interest in Arapahoe Crossings, reducing the Company's ownership interest from 100% to 30%. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $49.2 million as of December 31, 2004.

  •
  CA New Plan Venture Fund. The Company, together with a third party institutional investor, has an investment in a joint venture which owned 14 operating retail properties and three retail properties under redevelopment as of December 31, 2004. Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by the Company as of December 31, 2004. The Company anticipates contributing the remaining $2.6 million during 2005. The joint venture had loans outstanding of approximately $130.0 million as of December 31, 2004.

  •
  NP / I&G Institutional Retail Company, LLC. In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned six retail properties as of December 31, 2004. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $12.5 million had been contributed by the Company as of December 31, 2004. The Company anticipates contributing the remaining $17.5 million during 2005. The joint venture had loans outstanding of approximately $115.9 million as of December 31, 2004.

  •
  Preston Ridge. The Company has investments in various joint ventures that own a community shopping center (The Centre at Preston Ridge) and parcels of undeveloped land in Frisco, Texas.

  •
  The Centre at Preston Ridge. Under the terms of this joint venture, the Company has a 25% interest in a venture that owns The Centre at Preston Ridge. The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $69.3 million as of December 31, 2004.

  •
  Undeveloped Land Parcels. The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas. The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2004.

10.   Debt Obligations

        As of December 31, 2004 and 2003, the Company had debt obligations under various arrangements with financial institutions as follows (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	December 31, 2004	December 31, 2003	Stated Interest Rates	Scheduled Maturity Date
CREDIT FACILITIES
Revolving Facility	$350,000	$296,000	$—	LIBOR + 65 bp (1)(2)	June 2007
Secured Term Loan	150,000	150,000	—	LIBOR + 85 bp (1)	June 2007
Fleet Revolving Facility	—	—	191,000	N/A	N/A
Fleet Secured Term Loan	—	—	100,000	N/A	N/A

Total Credit Facilities	$500,000	$446,000	$291,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$506,367	$530,640	6.670% - 9.625%	2005 - 2028
Variable Rate Mortgages		24,755	10,673	Variable (3)	2005 - 2011

Total Mortgages		531,122	541,313
Net unamortized premium		20,400	16,965

Total Mortgages, net		$551,522	$558,278

NOTES PAYABLE
6.88% unsecured notes		$—	$75,000	6.875%	N/A
7.75% unsecured notes		100,000	100,000	7.750%	April 2005
7.35% unsecured notes		30,000	30,000	7.350%	June 2007
5.88% unsecured notes		250,000	250,000	5.875%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
4.50% unsecured notes (4)		150,000	—	4.500%	February 2011
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
3.75% unsecured notes (5)		115,000	115,000	3.750%	June 2023
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029

Total Notes		975,000	900,000
Net unamortized discount		(4,723)	(3,116)
Impact of pay-floating swap agreements		286	1,280

Total Notes, net		$970,563	$898,164

CAPITAL LEASES		$28,234	$28,562	7.500%	June 2031

TOTAL DEBT		$1,996,319	$1,776,004

(1)
The Company incurs interest using the 30-day LIBOR rate, which was 2.40% as of December 31, 2004. The interest rate on this facility adjusts based on the Company's credit rating.

(2)
The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)
As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 2.40% as of December 31, 2004, plus spreads ranging from 65 to 85 basis points, or the Moody's A Corporate Bond Index, which was 5.43% as of December 31, 2004, plus spreads ranging from 12.5 to 37.5 basis points.

(4)
The Company has entered into reverse interest rate swaps that effectively converted the interest rate on $65 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six month LIBOR rate.

(5)
Represents the Company's convertible senior notes, which are redeemable for cash, in whole or in part, any time after June 9, 2008.

        On June 29, 2004, the Company amended its existing $350.0 million unsecured revolving credit facility (the "Revolving Facility"). The Revolving Facility matures on June 29, 2007, with a one-year extension option. As of December 31, 2004, the Revolving Facility bore interest at LIBOR plus 65 basis points, based on the Company's then current debt rating. In addition, the Company incurs an annual facility fee of 20 basis points on this facility.

        On June 29, 2004, the Company also amended its existing $100.0 million secured term loan facility, increasing the loan amount to $150.0 million (the "Secured Term Loan"). The Secured Term Loan matures on June 29, 2007. As of December 31, 2004, the Secured Term Loan bore interest at LIBOR plus 85 basis points, based on the Company's then current debt rating.

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

  •
  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

        On February 6, 2004, the Company completed a public offering of $150.0 million aggregate principal amount of unsecured, 7-year fixed rate notes with a coupon of 4.50% (the "2004 Debt Offering"). These notes are due on February 1, 2011. The notes were priced at 99.409% of par value to yield 4.6%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Company's then existing revolving credit facility. On January 30, 2004, concurrent with the pricing of the offering, the Company entered into reverse interest rate swaps that effectively converted the interest rate on $100.0 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate. The swaps will terminate on February 1, 2011.

        On November 20, 2003, the Company completed a public offering of $50.0 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.50% (the "Medium-Term Notes Offering"). The notes are due on November 20, 2013. The notes were priced at 99.499% of par value to yield 5.566%. Net proceeds from the offering were used to repay $49.0 million of 7.33% notes scheduled to mature on November 20, 2003.

        On May 19, 2003, the Company completed a public offering of $100.0 million aggregate principal amount of 3.75% convertible senior notes due June 2023 (the "Convertible Debt Offering"). On June 10, 2003, the underwriters exercised their over-allotment option in full and purchased an additional $15.0 million aggregate principal amount of the notes. The notes were originally convertible into common stock of the Company upon the occurrence of certain events, as discussed below, at an initial conversion price of $25.00 per share. Under the original terms of these notes, holders could convert their notes into shares of the Company's common stock (or cash, or a combination of cash and shares of common stock, at the Company's option) under any of the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the applicable conversion price on such last trading day; (ii) if the notes have been called for redemption; or (iii) upon the occurrence of certain specified corporate transactions. Effective December 17, 2004, in light of expected changes in the accounting treatment of convertible notes that went into effect as of January 1, 2005, the Company irrevocably waived its right to issue shares of common stock with respect to the principal amount of debt converted upon any future conversion of the convertible notes by the holders of such notes. The notes may not be redeemed by the Company prior to June 9, 2008, but are redeemable for cash, in whole or in part, any time thereafter. The net proceeds to the Company from the offering were approximately $111.7 million and were used to repay a portion of the borrowings outstanding under the Company's then existing revolving credit facility.

        As of December 31, 2004, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2005	$140,586
2006	44,321
2007	767,177
2008	203,884
2009	177,672
Thereafter	646,716

Total debt maturities	1,980,356
Net unamortized premiums on mortgages	20,400
Net unamortized discount on notes	(4,723)
Fair value adjustment on pay-floating swap agreements	286

Total debt obligations	$1,996,319

11.   Other Liabilities

        Other liabilities are comprised of the following (in thousands):

	December 31, 2004	December 31, 2003
Property and other taxes payable	$30,685	$28,799
Interest payable	15,596	12,261
Accrued professional and personnel costs	13,202	12,738
Accrued construction costs	10,356	5,192
Swap contracts	8,495	—
Accounts payable	6,901	6,296
Deferred rent expense and rents received in advance	4,870	4,677
Amounts due seller of property	2,541	2,485
Acquisition / disposition costs	1,916	3,454
Deferred gain	—	1,426
Accrued insurance	996	5,305
Other	9,711	20,160

Total	$105,269	$102,793

12.   Risk Management and Use of Financial Instruments

  Risk Management

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company's operations and tenants' inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties held by the Company due to changes in interest rates or other market factors.

  Use of Derivative Financial Instruments

        The Company's use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to manage the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not use derivative instruments to hedge credit/market risk.

        On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, the Company entered into three reverse arrears swap agreements, in notional amounts of $50.0 million, $35.0 million and $15.0 million, that effectively converted the interest rate on $100.0 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate. On May 19, 2004, the Company settled the $35.0 million reverse arrears swap agreement for an aggregate payment of approximately $1.5 million. The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing. Concurrent with the settlement of the $35.0 million reverse arrears swap agreement, the blended floating interest rate on the remaining two swaps was adjusted downward to 30 basis points over the six-month LIBOR rate. The remaining two swaps will terminate on February 1, 2011.

        During 2004, the Company entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount. These derivative instruments are expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate. The gain or loss on each of the seven swaps will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

        The following table summarizes the terms and fair values of the Company's derivative financial instruments at December 31, 2004 (in thousands). The notional amounts at December 31, 2004 provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$281
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	5
Forward Starting Swap	Cash Flow	25,000	4.767%	10/15/14	(489)
Forward Starting Swap	Cash Flow	25,000	4.805%	10/15/14	(567)
Forward Starting Swap	Cash Flow	25,000	4.979%	10/15/14	(922)
Forward Starting Swap	Cash Flow	25,000	4.980%	10/15/14	(923)
Forward Starting Swap	Cash Flow	25,000	5.053%	04/06/15	(695)
Forward Starting Swap	Cash Flow	25,000	5.039%	04/06/15	(666)
Forward Starting Swap	Cash Flow	50,000	5.765%	04/06/15	(4,233)

					$(8,209)

        On December 31, 2004, the reverse arrears swap agreements and the forward starting swap agreements were reported at their fair values as Other Assets of $0.3 million and Other Liabilities of $8.5 million, respectively. Additionally, the reverse arrears swap of approximately $0.3 million at December 31, 2004 was reported as a component of the notes payable to which it was assigned. As of December 31, 2004, there were approximately $7.5 million in deferred gains, net, represented in OCI, representing the unamortized portion of the settled swaps, as well as the unsettled portion of the forward starting swap agreements.

        Over time, the unrealized gains and losses held in OCI (Note 17) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Approximately $0.8 million of expense, net, is expected to be amortized over the next 12 months. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

13.   Minority Interest in Consolidated Partnership and Joint Ventures

        In 1995, ERP, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company's option, shares of common stock of the Company), cash and the assumption of mortgage indebtedness. These units are redeemable for shares of common stock of the Company at exchange ratios currently ranging from 1.0 to 1.4 shares of common stock per unit. ERP unit information is summarized as follows:

	Total Units	Company Units		Limited Partner Units
Outstanding at December 31, 2002	5,565,066	3,430,524		2,134,542
Redeemed	—	1,541	(1)	(1,541	)(1)

Outstanding at December 31, 2003	5,565,066	3,432,065		2,133,001
Issued	1,150,500	293,294		857,206	(2)
Redeemed	—	1,383,856	(1)	(1,383,856	)(1)

Outstanding at December 31, 2004	6,715,566	5,109,215		1,606,351

(1)
Represents the redemption of limited partnership units for shares of common stock of the Company.

(2)
Represents limited partnership units issued in connection with the acquisition of New Britain Village Square and Marketplace (Note 3).

14.   Stockholders' Equity

  Earnings per Share (EPS)

        In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Basic EPS
Numerator:
Income from continuing operations	$132,655	$125,373	$30,300
Preferred dividends	(21,470)	(21,170)	(21,023)
(Premium) discount on redemption of preferred stock	—	(630)	6,997

Net income available to common shares from continuing operations—basic	111,185	103,573	16,274
Results of operations of discontinued garden apartment communities	—	—	17,007
Income from other discontinued operations	1,285	3,648	74,755

Net income available to common shares from discontinued operations—basic	1,285	3,648	91,762
Net income available to common shares—basic	$112,470	$107,221	$108,036

Denominator:
Weighted average of common shares outstanding	100,894	97,318	95,119

Earnings per share—continuing operations	$1.10	$1.06	$0.17
Earnings per share—discontinued operations	0.01	0.04	0.97

Basic earnings per common share	$1.11	$1.10	$1.14

Diluted EPS
Numerator:
Income from continuing operations	$132,655	$125,373	$30,300
Preferred dividends	(21,470)	(21,170)	(21,023)
(Premium) discount on redemption of preferred stock	—	(630)	6,997
Minority interest in consolidated partnership	796	1,555	642

Net income available to common shares from continuing operations—diluted	111,981	105,128	16,916

Results of operations of discontinued garden apartment communities	—	—	17,007
Income from other discontinued operations	1,285	3,648	74,755

Net income available to common shares from discontinued operations—diluted	1,285	3,648	91,762

Net income available to common shares—diluted	$113,266	$108,776	$108,678

Denominator:
Weighted average of common shares outstanding—basic	100,894	97,318	95,119
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	1,394	2,178	897
Common stock options	1,057	773	536

Weighted average of common shares outstanding—diluted	103,345	100,269	96,552

Earnings per share—continuing operations	$1.09	$1.04	$0.18
Earnings per share—discontinued operations	0.01	0.04	0.95

Diluted earnings per common share	$1.10	$1.08	$1.13

Note—Preferred A shares are anti-dilutive for earnings per share calculations. On July 15, 2002, the Company redeemed all Preferred A shares outstanding, resulting in the issuance of approximately 1.9 million shares of common stock. The redemption resulted in a one-time discount, which is reflected above in the year ended December 31, 2002. For the 12 months ended December 31, 2004, 2003 and 2002 there were approximately 0.6 million, 0.5 million and 2.7 million stock options, respectively, that were anti-dilutive.

Common Stock

        To maintain its qualification as a REIT, not more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

        On August 23, 2004, the Company sold 2,000,000 of its common shares in a public offering (the "Common Stock Offering"). The net proceeds from the offering were approximately $50.0 million and were used to repay a portion of the borrowings outstanding under the Revolving Facility.

        On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50.0 million of common stock in "at the market" transactions. As of December 31, 2004, the Company had not issued or sold any common stock under this distribution program.

Common Stock Repurchases

        In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 2004, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share. No shares were repurchased in either 2004 or 2003.

Preferred Stock

        On April 21, 2003, the Company completed a public offering of 8,000,000 depositary shares, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the "Preferred Stock Offering"). The net proceeds to the Company from the Preferred Stock Offering were approximately $193.2 million and were used to redeem all of the Company's outstanding Series B depositary shares (the "Series B Preferred Stock Redemption"), each of which represented a 1/10 fractional interest of a share of 8 5/8% Series B Cumulative Redeemable Preferred Stock, as well as to repay a portion of the amount outstanding under the Company's then existing revolving credit facility.

        On May 5, 2003, the Company completed the Series B Preferred Stock Redemption at an aggregate cost of $157.5 million. The redemption occurred at a premium to the carrying value of the preferred stock, aggregating approximately $0.6 million based on shares redeemed by the Company at the closing price at redemption.

        The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the "Preferred D Shares"), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter. Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the "step-up" of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable. For the year ended December 31, 2004, the Company recorded total, non-cash increases of approximately $0.4 million (of which approximately $0.2 million was recorded in each of the third and fourth quarters). The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized for the third and fourth quarters.

Stock Based Compensation

  Stock Options

        The Company currently has one active stock option plan and three stock option plans under which option grants may no longer be made. In addition, two option grants were made to the Company's Chief Executive Officer in February 2000, which were not part of the previously mentioned plans. Pursuant to the four plans and two additional option grants, stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company. The active plan is the 2003 Stock Incentive Plan (the "2003 Plan"), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company. The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant. The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company's executive compensation and stock option committee. As of December 31, 2004, approximately 4.0 million shares were available for stock option grants and 0.9 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan. The stock options outstanding at December 31, 2004 had exercise prices from $12.8125 to $26.10 and a weighted average remaining contractual life of approximately seven years. The total option shares exercisable under all four plans and two additional option grants, at December 31, 2004, was approximately 1.2 million.

        The following tables summarize information concerning outstanding and exercisable options as of December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$12.8125	717,291	5.1 years	$12.8125	429,251	$12.8125
$13.8125	15,000	5.4 years	13.8125	15,000	13.8125
$14.0000 – $14.4375	98,600	5.6 years	14.1890	34,700	14.0000
$15.4800	435,280	6.2 years	15.4800	94,480	15.4800
$17.1100	20,250	6.4 years	17.1100	20,250	17.1100
$18.1875	3,500	4.6 years	18.1875	3,500	18.1875
$19.1600 – $19.9900	1,762,223	7.3 years	19.7139	427,706	19.8298
$20.0625 – $20.8300	81,030	5.9 years	20.4170	81,030	20.4170
$22.6250	4,000	0.7 years	22.6250	4,000	22.6250
$23.0000 – $23.8100	44,750	8.5 years	23.6743	44,750	23.6742
$24.4167	4,200	3.1 years	24.4167	4,200	24.4167
$25.2500	5,000	—	25.2500	5,000	25.2500
$26.1000	614,000	9.2 years	26.1000	—	—

Total	3,805,124	7.0 years	$18.8545	1,163,867	$16.8231

        Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	5,048,790	$18.14

Granted	1,331,000	$19.98
Exercised	(417,237)	$17.25
Forfeited	(782,713)	$19.98

Outstanding at December 31, 2002	5,179,840	$18.41

Granted	684,999	$19.25
Exercised	(742,697)	$18.58
Forfeited	(817,544)	$19.46

Outstanding at December 31, 2003	4,304,598	$18.33

Granted	669,750	$25.97
Exercised	(951,822)	$20.98
Forfeited	(217,402)	$22.53

Outstanding at December 31, 2004	3,805,124	$18.85

Options exercisable at December 31, 2004	1,163,867	$16.82

Options exercisable at December 31, 2003	1,502,520	$20.12

Options exercisable at December 31, 2002	2,449,300	$20.10

        Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003.

        Had compensation cost for the Company's stock options issued prior to December 31, 2002 been recognized based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123 (prospective adoption of SFAS 148—see Note 2), the Company's net income for the year ended December 31, 2004 would have been reduced by $1.2 million from $133.9 million to $132.7 million (resulting in net income of $1.10 per share—basic and $1.08 per share—diluted). In the year ended December 31, 2003, net income would have been reduced by $2.0 million from $129.0 million to $127.0 million (resulting in net income of $1.08 per share—basic and $1.07 per share—diluted). In the year ended December 31, 2002, net income would have been reduced by $2.2 million from $122.1 million to $119.9 million (resulting in net income of $1.11 per share—basic and $1.10 per share—diluted).

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in each of the three years ended December 31, 2004, 2003 and 2002, respectively: dividend yield of 9.3%, 9.23%, and 9.23%, respectively; expected volatility of 18.0%, 22.91%, and 22.88%, respectively; risk-free interest rate of 2.30%, 2.65%, and 4.46%, respectively; and expected life of 3.1 years, 5.4 years, and 3.7 years, respectively. The per share weighted average fair value at the dates of grant for options awarded for the above periods was $1.05, $1.09, and $1.33, respectively.

  Stock Awards

        During the year ended December 31, 2004, the Company granted 60,150 restricted shares of common stock to certain employees. Of these shares, 30,075 will vest proportionately over five years, commencing on the first anniversary date of the initial grant. The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company's executive compensation and stock option committee.

        During the year ended December 31, 2003, the Company granted 59,500 restricted shares of common stock to certain employees. Of these shares, 29,750 vest proportionately over five years, commencing on the first anniversary date of the initial grant. The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company's executive compensation and stock option committee.

        For accounting purposes, the Company measures compensation costs for restricted shares as of the date of the grant and expenses such amounts against earnings, ratably over the respective vesting period. Such amounts appear on the Company's Consolidated Statements of Income and Comprehensive Income under "General and administrative."

        During the year ended December 31, 2004, the Company also granted 5,310 shares of common stock to members of its Board of Directors. These shares vested immediately upon grant. For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date. Such amounts appear on the Company's Consolidated Statements of Income and Comprehensive Income under "General and administrative."

  Dividends Paid and Payable (in thousands):

Dividends declared in 2002, paid in 2002	$134,310
Dividends declared in 2002, paid in 2003	44,836
Dividends declared in 2003, paid in 2003	136,316
Dividends declared in 2003, paid in 2004	45,696
Dividends declared in 2004, paid in 2004 (1)	140,729
Dividends declared in 2004, payable in 2005 (1)	47,693

(1)
Amount does not include the quarterly non-cash adjustments to account for the Preferred D dividend "step-up" discussed in the Preferred Stock section above.

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

Deferred Compensation Plan

        Effective July 1, 2004, the Company adopted a deferred compensation plan. The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation. Eligibility for the plan is determined at the sole discretion of the Company's Executive Compensation and Stock Option Committee. The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit. At December 31, 2004, the liability under the plan, which is reflected in other liabilities, was $0.1 million. Expense for the year ended December 31, 2004 was immaterial.

15.   Fair Value of Financial Instruments

        The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2004 and 2003, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2004 and 2003 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

        The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable	$8,881	$9,187	$39,637	$40,228
Mortgages payable	551,522	530,917	558,278	544,751
Notes payable	970,563	1,000,776	898,164	1,074,352
Credit facilities	446,000	436,384	291,000	293,283

16.   Commitments and Contingencies

  General

        The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material.

The Company has, however, reserved approximately $2.3 million as of December 31, 2004 in connection with a specific tenant litigation. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company's ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

  Funding Commitments

        In addition to the joint venture funding commitments described in Note 9 above, the Company also had the following contractual obligations as of December 31, 2004, none of which the Company believes will have a material adverse affect on the Company's operations:

  •
  Letters of Credit.  The Company has arranged for the provision of three separate letters of credit in connection with certain property related matters. If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2004, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.5 million.

  •
  Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2004, the Company had mortgage loans outstanding of approximately $551.5 million and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $364.7 million.

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

Year
2005	$1,853
2006	1,948
2007	2,415
2008	2,299
2009	2,280
Thereafter	38,688

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

17.   Comprehensive Income

        Total comprehensive income was $126.1 million, $132.4 million and $123.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and the Company's mark-to-market on its available-for-sale securities.

        As of December 31, 2004 and 2003, accumulated other comprehensive income (loss) reflected in the Company's stockholders' equity on the consolidated balance sheets was comprised of the following (in thousands):

	As of December 31,
	2004	2003
Realized/unrealized gains on available-for-sale securities	$2,460	$1,942
Realized gains on interest risk hedges	1,973	2,195
Realized losses on interest risk hedges	(969)	(1,352)
Unrealized losses on interest risk hedges	(8,495)	—

Accumulated other comprehensive (loss) income	$(5,031)	$2,785

18.   Future Minimum Annual Base Rents

        Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2004 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2005	$396,762
2006	351,283
2007	301,480
2008	255,614
2009	208,325
Thereafter	954,933

        The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $107.7 million, $110.3 million and $99.1 million, respectively.

19.   Retirement Plan

        The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee's eligible compensation. For the years ended December 31, 2004, 2003 and 2002, the Company's expense for the Savings Plan was approximately $0.5 million, $0.5 million and $0.3 million, respectively.

20.   Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income	Net Income Per Share-Basic	Net Income Per Share-Diluted
Year Ended December 31, 2004:
First quarter	$123,953	$37,397	$0.32	$0.32
Second quarter	121,643	32,916	0.28	0.27
Third quarter	122,204	29,441	0.24	0.23
Fourth quarter	127,737	34,186	0.28	0.27
Year Ended December 31, 2003:
First quarter	$117,990	$35,189	$0.31	$0.31
Second quarter	118,493	32,528	0.27	0.27
Third quarter	116,250	31,711	0.27	0.27
Fourth quarter	117,932	29,593	0.25	0.24
Year Ended December 31, 2002:
First quarter	$81,500	$21,988	$0.18	$0.18
Second quarter	97,729	30,761	0.27	0.26
Third quarter	97,723	29,791	0.33	0.33
Fourth quarter	101,297	39,522	0.36	0.36

(1)
Amounts have been adjusted to give effect to the Company's discontinued operations, in accordance with SFAS No. 144.

21.   Subsequent Events

        On January 13, 2005, the Company completed a public offering of $100.0 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.30%. The notes are due on January 15, 2015 and were priced at 99.930% of par value to yield 5.309%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Revolving Facility.

Concurrent with the pricing of the $100.0 million aggregate principal amount of unsecured notes, the Company settled four of its seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.

        On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of the Company's shopping centers. Winn-Dixie Stores has since rejected the leases at two locations. The store locations represented by these two leases aggregate approximately 91,000 square feet of gross leasable area and represent approximately $0.7 million of annual base rent. The 20 non-rejected leases include one additional lease location that was previously assigned to a third party.

        The remaining 19 locations, which include four leases at properties held in a joint venture in which the Company has a 10% interest, are all currently physically occupied and aggregate (including the Company's pro rata share of the joint venture properties) approximately 719,000 square feet of gross leasable area and represent approximately $4.5 million of annual base rent. This represents approximately 1.1% of the Company's total annual base rent.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$16,950	$7,642	$353	$24,239

Year ended December 31, 2003	$15,307	$2,385	$742	$16,950

Year ended December 31, 2002	$15,633	$4,345	$4,671	$15,307

		Additions	Deductions
	Balance at Beginning of Period	Charged to Expense	Written Off	Balance at End of Period
Reserve for straight-line rents:
Year ended December 31, 2004	$5,445	$(22)	$(1,875)	$3,548

Year ended December 31, 2003	$5,130	$1,093	$(778)	$5,445

Year ended December 31, 2002	$4,528	$1,169	$(567)	$5,130

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Cloverdale Village Florence, AL		634,152	2,536,606	19,932	634,152	2,556,538	3,190,689	(655,944)	1986	Oct-94	40
Riverview Plaza Gadsden, AL	(4,606,125)	2,072,169	8,286,847	93,269	2,072,169	8,380,116	10,452,285	(1,300,032)	1990	Oct-95	40
Grants Mill Station Irondale, AL		2,888,819	11,555,308	154,096	2,888,819	11,709,404	14,598,223	(1,838,447)	1991	Jul-98	40
Kroger Muscle Shoals, AL		102,822	396,597		102,822	396,597	499,419	(62,500)	1982	Aug-93	40
Kroger Muscle Shoals, AL		429,999	1,659,638		429,999	1,659,638	2,089,637	(261,535)	1982	Aug-93	40
Kroger Scottsboro, AL		369,815	1,427,451		369,815	1,427,451	1,797,266	(224,936)	1982	Aug-93	40
Payton Park Sylacauga, AL		3,584,697	14,339,021	79,886	3,584,697	14,418,908	18,003,604	(2,259,415)	1995	Jul-98	40
Conway Towne Center Conway, AR		3,275,986	9,827,958	476,229	3,275,986	10,304,187	13,580,173	(490,519)	1986	Dec-02	40
Mad Butcher Pine Bluff, AR		490,287	1,892,538	43,957	490,287	1,936,496	2,426,783	(298,596)	1981	Aug-93	40
Glendale Galleria Glendale, AZ		2,869,504	11,478,248	330,949	2,869,504	11,809,197	14,678,701	(1,888,672)	1991	Aug-97	40
Broadway Mesa Mesa, AZ		1,147,194	4,588,778	402,127	1,147,194	4,990,905	6,138,099	(818,634)	1985	Dec-90	40
Southern Village Mesa Mesa, AZ		1,712,353	6,849,509	198,756	1,712,353	7,048,264	8,760,618	(1,131,769)	1987	Aug-97	40
Metro Marketplace Phoenix, AZ		5,098,702	20,521,995	922,608	5,098,702	21,444,603	26,543,305	(3,404,742)	2001	Jun-91	40
Northmall Centre Tucson, AZ		4,762,481	12,630,121	799,371	4,762,481	13,429,492	18,191,973	(2,205,966)	1996	Dec-96	40
Bakersfield Plaza Bakersfield, CA		(28,534)	27,597,943	660,832	(28,534)	28,258,775	28,230,241	(4,062,983)	1990	Jun-97	40
Burbank Plaza Burbank, CA		1,153,334	4,613,209	158,223	1,153,334	4,771,432	5,924,765	(833,678)	1988	May-89	40
Carmen Plaza Camarilla, CA		1,872,708	7,491,044	2,591,907	1,872,708	10,082,951	11,955,659	(1,554,530)	2000	Jun-97	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Cudahy Plaza Cudahy, CA			10,019,146	180,165		10,199,311	10,199,311	(1,497,709)	1994	Jun-97	40
Broadway Faire Fresno, CA		2,795,383	11,181,648	29,460	2,795,383	11,211,108	14,006,491	(1,740,545)	1995	Apr-97	40
Arbor Faire Fresno, CA		4,378,813	17,624,497	190,904	4,378,813	17,815,401	22,194,214	(2,759,670)	1993	Apr-97	40
Briggsmore Plaza Modesto, CA	(725)	1,663,885	6,653,828	262,888	1,663,885	6,916,715	8,580,600	(1,119,831)	1998	Jun-97	40
Montebello Plaza Montebello, CA	(3,185,611)	5,808,350	23,231,144	757,305	5,808,350	23,988,449	29,796,798	(3,925,566)	1996	Jun-97	40
Paradise Plaza Paradise, CA	(1,532,183)	1,709,966	6,840,630	313,039	1,709,966	7,153,669	8,863,635	(1,125,720)	1997	Jun-97	40
Metro 580 Pleasanton, CA		5,876,389	23,651,921	2,528,239	5,876,389	26,180,160	32,056,549	(3,712,845)	2004	Sep-97	40
Rose Pavilion Pleasanton, CA		11,389,328	45,840,252	878,206	11,389,328	46,718,458	58,107,786	(7,292,204)	1994	Feb-98	40
San Dimas Plaza San Dimas, CA		4,597,244	18,336,392	624,462	4,597,244	18,960,855	23,558,099	(2,909,115)	1986	Oct-97	40
Bristol Plaza Santa Ana, CA			15,222,022	4,806,116		20,028,139	20,028,139	(2,283,700)	2003	Jun-97	40
Vail Ranch Center Temecula, CA		4,815,234	19,649,675	3,198,161	4,815,234	22,847,837	27,663,070	(2,080,276)	2003	Feb-03	40
Arvada Plaza Arvada, CO	(2,236,723)	1,214,994	3,820,483	4,461	1,214,994	3,824,944	5,039,939	(194,852)	1994	Dec-02	40
Aurora Plaza Aurora, CO	(6,607,877)	2,730,228	8,190,684	186,554	2,730,228	8,377,238	11,107,466	(427,987)	1996	Dec-02	40
Superior Marketplace Superior, CO		23,433,974	15,663,149	1,304,717	23,433,974	16,967,866	40,401,840	(866,850)	2004	Jul-02	40
Westminster City Centre Westminster, CO	(27,767,377)	12,256,884	49,332,701	1,629,554	12,256,884	50,962,255	63,219,139	(7,861,808)	1996	Dec-97	40
Doverama at Rodney Dover, DE		50,755	311,781		50,755	311,781	362,536	(125,715)	1959	Jan-69	40
Rodney Village Dover, DE		1,112,000	3,150,000	1,145,716	1,112,000	4,295,716	5,407,716	(419,367)	2003	Jan-69	40
Brooksville Square Brooksville, FL		2,720,155	10,880,418	396,594	2,720,155	11,277,013	13,997,167	(1,780,214)	1987	Mar-94	40
Clearwater Clearwater, FL		10,304,362	30,919,809		10,304,362	30,919,809	41,224,171	(770,382)	2003	Jan-04	40
Coconut Creek Coconut Creek, FL		16,222,504	9,021,223	559,762	16,222,504	9,580,985	25,803,489	(765,699)	2002	Mar-02	40
Northgate S.C. DeLand, FL	(6,303,254)	2,957,640	11,830,664	132,061	2,957,640	11,962,725	14,920,365	(1,858,597)	1993	Jun-93	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Morse Shores Ft. Meyers, FL		3,115,638	4,238,325	286,673	3,115,638	4,524,997	7,640,635	(363,921)	2001	Mar-02	40
Sun Plaza Ft. Walton Beach, FL	(9,985,222)	3,356,305	10,068,916	116,741	3,356,305	10,185,657	13,541,962	(515,049)	2004	Dec-02	40
Holly Hill Shopping Center Holly Hill, FL		1,597,073	4,791,219	23,040	1,597,073	4,814,259	6,411,331	(247,741)	1998	Dec-02	40
Regency Park Jacksonville, FL		3,888,425	15,553,501	2,038,494	3,888,425	17,591,995	21,480,420	(3,091,348)	2004	Jun-97	40
Normandy Square Jacksonville, FL	(2,936,367)	1,408,006	4,224,017	13,288	1,408,006	4,237,305	5,645,310	(215,656)	1996	Dec-02	40
Shoppes at Southside Jacksonville, FL		5,040,765	19,591,340		5,040,765	19,591,340	24,632,106		2004	Dec-04	40
Plaza 66 Kenneth City, FL		1,618,156	4,854,469	20,965	1,618,156	4,875,434	6,493,590	(251,208)	1995	Dec-02	40
Leesburg Square Leesburg, FL		1,051,639	4,206,554	163,549	1,051,639	4,370,103	5,421,741	(712,195)	1986	Dec-92	40
Mall At 163rd Street Miami, FL		5,275,704	4,863,782	150,615	5,275,704	5,014,397	10,290,101	(451,750)	2004	Dec-98	40
Miami Gardens Miami, FL		5,418,459	22,098,501	108,835	5,418,459	22,207,336	27,625,795	(3,444,718)	1996	Oct-97	40
Freedom Square Naples, FL		3,340,254	13,361,049	104,778	3,340,254	13,465,827	16,806,080	(2,114,523)	1995	Oct-97	40
Southgate New Port Richey, FL		4,253,341	3,981,290	613,104	4,253,341	4,594,394	8,847,735	(834,450)	2004	Aug-97	40
Presidential Plaza North Lauderdale, FL		1,750,441	3,269,390	293,389	1,750,441	3,562,779	5,313,220	(709,227)	1995	Apr-97	40
Colonial Marketplace Orlando, FL		3,426,817	3,504,446	1,230,479	3,426,817	4,734,925	8,161,742	(643,143)	2004	Apr-98	40
Pointe*Orlando Orlando, FL		23,563,524	45,638,082	26,983,835	23,563,524	72,621,917	96,185,441	(10,845,159)	1997	Nov-99	40
Silver Hills Orlando, FL	*	1,487,419	2,176,903	318,533	1,487,419	2,495,436	3,982,854	(195,345)	1985	Mar-02	40
23rd Street Station Panama City, FL		1,849,668	7,398,843	204,786	1,849,668	7,603,629	9,453,297	(1,214,537)	1995	Jul-98	40
Panama City Square Panama City, FL	(12,366,847)	5,339,599	13,073,377	279,793	5,339,599	13,353,170	18,692,768	(506,286)	1992	Jun-03	40
Pensacola Square Pensacola, FL		3,536,164	10,608,491	470,096	3,536,164	11,078,587	14,614,751	(510,059)	1995	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Riverwood Port Orange, FL		2,236,444	1,500,580	125,125	2,236,444	1,625,705	3,862,149	(317,431)	1996	Sep-97	40
Seminole Plaza Seminole, FL		2,033,780	2,215,356	699,662	2,033,780	2,915,019	4,948,799	(598,440)	1995	Jun-98	40
Rutland Plaza St. Petersburg, FL		1,443,294	5,773,175	1,076,259	1,443,294	6,849,434	8,292,728	(1,354,409)	2002	Nov-96	40
Skyway Plaza St. Petersburg, FL	(3,903,135)	1,859,960	5,579,881	364,903	1,859,960	5,944,784	7,804,745	(293,438)	2002	Dec-02	40
Downtown Publix Stuart, FL		5,431,541	5,906,376	581,730	5,431,541	6,488,106	11,919,646	(466,343)	2000	Mar-02	40
Tarpon Mall Tarpon Springs, FL		2,628,079	7,884,238	7,237	2,628,079	7,891,474	10,519,554	(403,922)	2003	Dec-02	40
Southgate Plaza Albany, GA		231,517	970,811	520,930	231,517	1,491,741	1,723,257	(529,423)	1969	Jul-90	40
Albany Plaza Albany, GA		696,447	2,799,786	365,064	696,447	3,164,851	3,861,297	(863,405)	1995	May-94	40
Perlis Plaza Americus, GA		774,966	5,301,644	1,212,781	774,966	6,514,425	7,289,392	(2,348,404)	1972	Jul-90	40
Northeast Plaza Atlanta, GA		5,577,118	16,731,354	103,885	5,577,118	16,835,239	22,412,357	(868,088)	2004	Dec-02	40
North Leg Plaza Augusta, GA		1,103,517	3,310,551	158,054	1,103,517	3,468,605	4,572,122	(171,882)	1997	Dec-02	40
Sweetwater Village Austell, GA		707,938	2,831,750	97,093	707,938	2,928,843	3,636,781	(738,953)	1985	Oct-94	40
Cedar Plaza Cedartown, GA		905,977	3,713,207	166,876	905,977	3,880,082	4,786,059	(971,880)	1994	Oct-94	40
Covered Bridge Clayton, GA	(2,732,439)	937,028	2,811,085	139,235	937,028	2,950,319	3,887,348	(146,908)	2001	Dec-02	40
Cordele Square Cordele, GA		864,335	3,475,909	1,229,702	864,335	4,705,611	5,569,946	(1,577,141)	2002	Jul-90	40
Southgate Plaza Cordele, GA		202,682	958,998	258,920	202,682	1,217,918	1,420,600	(418,382)	1969	Jul-90	40
Habersham Village Cornelia, GA		1,301,643	4,340,422	1,055,665	1,301,643	5,396,087	6,697,731	(1,909,494)	1985	May-92	40
Habersham Crossing Cornelia, GA	(3,641,373)	1,644,936	6,580,461	163,759	1,644,936	6,744,219	8,389,155	(1,072,137)	1990	Mar-96	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Covington Gallery Covington, GA		2,494,987	9,979,830	162,575	2,494,987	10,142,405	12,637,392	(1,584,139)	1991	Dec-93	40
Northside Plaza Dalton, GA	(2,158,546)	966,750	4,003,468	458,185	966,750	4,461,653	5,428,403	(650,581)	2001	Oct-95	40
Midway Village Douglasville, GA		1,553,580	2,887,506	104,561	1,553,580	2,992,067	4,545,647	(569,959)	1989	May-97	40
Westgate Dublin, GA		1,406,062	3,617,277	569,809	1,406,062	4,187,086	5,593,148	(1,555,440)	2004	Jul-90	40
New Chastain Corners Marietta, GA		2,457,446	5,741,641	682,289	2,457,446	6,423,930	8,881,377	(1,154,823)	2004	Jul-97	40
Marshalls At Eastlake Marietta, GA		1,710,517	2,074,698	103,834	1,710,517	2,178,531	3,889,048	(349,355)	1982	Oct-98	40
Pavillions at Eastlake Marietta, GA		2,812,000	11,249,970	652,625	2,812,000	11,902,595	14,714,595	(1,771,493)	1986	Mar-99	40
Village At Southlake Morrow, GA		1,733,198	3,017,677	170,520	1,733,198	3,188,197	4,921,395	(587,077)	1983	Apr-98	40
Merchants Crossing Newnan, GA	(5,513,432)	2,077,145	6,231,434	1,498	2,077,145	6,232,933	8,310,077	(317,665)	2004	Dec-02	40
Perry Marketplace Perry, GA	(3,443,228)	2,776,518	11,105,959	1,216,206	2,776,518	12,322,165	15,098,683	(1,816,832)	2004	Dec-92	40
Creekwood Shopping Center Rex, GA		1,160,203	3,482,609	37,579	1,160,203	3,520,188	4,680,390	(664,778)	1990	May-97	40
Shops of Riverdale Riverdale, GA		327,573	1,310,374	25,838	327,573	1,336,211	1,663,784	(213,117)	1995	Feb-96	40
Victory Square Savannah, GA		1,206,181	4,824,725	412,976	1,206,181	5,237,701	6,443,882	(1,715,024)	1998	Jul-92	40
Eisenhower Square Savannah, GA		1,029,500	4,117,700	590,659	1,029,500	4,708,359	5,737,859	(924,048)	1997	Jul-97	40
Wisteria Village Snellville, GA		2,542,919	10,200,657	158,570	2,542,919	10,359,227	12,902,145	(1,638,416)	2004	Oct-95	40
University Commons Statesboro, GA		1,312,739	5,250,755	15,450	1,312,739	5,266,205	6,578,944	(814,648)	1994	Jul-96	40
Westgate Tifton, GA		156,269	304,704	15,224	156,269	319,928	476,198	(117,179)	1980	Jul-90	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Tift-Town Tifton, GA		271,444	1,325,238	573,870	271,444	1,899,108	2,170,552	(662,739)	1965	Jul-90	40
Stockbridge Village Stockbridge, GA		4,331,759	17,800,000	1,353,883	4,331,759	19,153,883	23,485,642	(375,169)	1991	Apr-04	40
Kmart Atlantic, IA		293,138	1,134,513		293,138	1,134,513	1,427,652	(178,618)	1980	Jan-94	40
Haymarket Square Des Moines, IA		2,056,172	8,224,688	2,316,860	2,056,172	10,541,549	12,597,721	(2,466,506)	2002	May-95	40
Haymarket Mall Des Moines, IA		1,230,252	5,031,799	2,249,749	1,230,252	7,281,548	8,511,800	(1,764,791)	2002	May-95	40
Annex of Arlington Arlington Heights, IL	(21,117,842)	8,771,289	21,326,349	60,000	8,771,289	21,386,349	30,157,638	(209,121)	1999	Aug-04	40
Festival Center Bradley, IL	(2,779,079)	912,590	2,737,771	11,999	912,590	2,749,770	3,662,360	(140,299)	2000	Dec-02	40
Southfield Plaza Bridgeview, IL		3,188,496	3,897,167	8,331,136	3,188,496	12,228,302	15,416,798	(4,321,442)	2000	Dec-96	40
Pershing Plaza Decatur, IL		750,298	2,250,894		750,298	2,250,894	3,001,192	(114,889)	1986	Dec-02	40
Elk Grove Town Center Elk Grove Village, IL	(14,500,000)	8,063,593	11,704,159	(17,578)	8,063,593	11,686,581	19,750,174	(321,678)	1998	Jan-04	40
Freeport Plaza Freeport, IL		1,383,601	4,150,804	87,719	1,383,601	4,238,523	5,622,125	(201,609)	2000	Dec-02	40
Westridge Court Naperville, IL		9,843,696	39,373,783	3,479,797	9,843,696	42,853,580	52,697,276	(8,429,461)	2002	Jul-97	40
Olympia Corners Olympia Fields, IL	(5,363,755)	2,010,324	6,030,973	205,432	2,010,324	6,236,405	8,246,729	(324,957)	1988	Dec-02	40
Tinley Park Plaza Tinley Park, IL		2,607,702	10,430,808	796,587	2,607,702	11,227,395	13,835,097	(2,838,186)	2004	Sep-95	40
Columbus Center Columbus, IN		599,158	1,952,355	2,803,676	599,158	4,756,031	5,355,189	(2,459,162)	2004	Dec-88	40
Elkhart Plaza West Elkhart, IN		1,864,321	5,592,962	12,578	1,864,321	5,605,540	7,469,861	(266,494)	1997	Dec-02	40
Elkhart Market Centre Goshen, IN	(13,173,857)	5,528,742	16,586,227	74,198	5,528,742	16,660,425	22,189,167	(790,480)	1994	Dec-02	40
Marwood Plaza Indianapolis, IN	(4,711,303)	2,217,827	6,653,481	199,408	2,217,827	6,852,889	9,070,716	(350,559)	1992	Dec-02	40
Westlane Shopping Center Indianapolis, IN		898,887	2,696,662	73,170	898,887	2,769,832	3,668,719	(145,310)	1982	Dec-02	40
Valley View Plaza Marion, IN		684,867	2,739,492	106,529	684,867	2,846,021	3,530,888	(449,827)	1997	Mar-94	40
Town Fair Princeton, IN		1,104,876	3,759,503	115,546	1,104,876	3,875,049	4,979,925	(1,141,221)	1991	Feb-93	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Knox Plaza Vincennes, IN		411,877	1,235,631	3,394	411,877	1,239,025	1,650,902	(63,616)	1989	Dec-02	40
Wabash Crossing Wabash, IN		1,599,488	6,470,511	50,067	1,599,488	6,520,579	8,120,066	(1,800,255)	1988	Dec-93	40
Green River Plaza Campbellsville, KY		2,410,959	9,644,967	496,415	2,410,959	10,141,382	12,552,341	(1,616,385)	1989	Mar-96	40
Kmart Plaza Elizabethtown, KY		1,703,868	6,815,386	73,184	1,703,868	6,888,570	8,592,438	(1,063,835)	1992	Feb-93	40
Florence Plaza Florence, KY		2,524,185	7,572,556	318,973	2,524,185	7,891,529	10,415,714	(402,514)	1985	Dec-02	40
Florence Square Florence, KY	(16,544,300)	8,208,760	24,459,784	227,670	8,208,760	24,687,454	32,896,214	(603,051)	2000	Mar-04	40
Highland Commons Glasgow, KY	(3,864,813)	1,500,300	6,862,680	110,238	1,500,300	6,972,918	8,473,219	(1,100,240)	1992	Mar-93	40
J*Town Center Jeffersontown, KY		1,331,074	4,121,997	1,659,254	1,331,074	5,781,251	7,112,325	(2,066,133)	2004	Oct-88	40
Mist Lake Plaza Lexington, KY	24,021	4,075,659	16,405,956	231,330	4,075,659	16,637,286	20,712,945	(2,595,289)	1993	Jul-98	40
London Marketplace London, KY	(3,498,885)	2,520,416	10,081,562	87,906	2,520,416	10,169,468	12,689,884	(1,581,483)	1994	Mar-94	40
Piccadilly Square Louisville, KY		337,670	1,588,409	803,416	337,670	2,391,825	2,729,495	(1,029,754)	1973	Apr-89	40
Eastgate Shopping Center Louisville, KY		1,945,679	7,792,717	1,108,001	1,945,679	8,900,718	10,846,398	(2,795,846)	2002	Nov-93	40
Towne Square North Owensboro, KY		2,277,220	6,831,659	181,784	2,277,220	7,013,443	9,290,663	(354,864)	1988	Dec-02	40
Lexington Road Plaza Versailles, KY	(6,944,590)	2,856,229	11,425,027	163,844	2,856,229	11,588,871	14,445,101	(1,819,184)	1994	Apr-94	40
Karam Shopping Center Lafayette, LA		730,937	2,192,812	67,405	730,937	2,260,217	2,991,154	(115,993)	1998	Dec-02	40
Desiard Plaza Monroe, LA		517,797	1,553,392	230,647	517,797	1,784,039	2,301,837	(89,259)	1995	Dec-02	40
Lagniappe Village New Iberia, LA	15,356	3,122,914	12,491,850	884,042	3,122,914	13,375,892	16,498,806	(2,294,993)	1990	Jul-98	40
Iberia Plaza New Iberia, LA		1,295,361	3,730,569	216,032	1,295,361	3,946,601	5,241,962	(279,534)	1992	Mar-02	40
The Pines Pineville, LA		2,636,767	5,466,391	145,303	2,636,767	5,611,694	8,248,461	(402,365)	1991	Mar-02	40
Points West Brockton, MA		1,846,851	5,540,554	214,231	1,846,851	5,754,785	7,601,636	(287,046)	1984	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Holyoke Shopping Center Holyoke, MA		2,979,803	8,939,408	148,040	2,979,803	9,087,448	12,067,251	(461,775)	2000	Dec-02	40
Liberty Plaza Randallstown, MD		2,075,809	5,848,620	885,158	2,075,809	6,733,778	8,809,587	(2,158,197)	1983	May-95	40
Rising Sun Towne Centre Rising Sun, MD		1,161,300	4,389,359	200,606	1,161,300	4,589,965	5,751,265	(645,837)	1998	Jun-99	40
Maple Village Ann Arbor, MI		1,622,732	7,501,205	2,561,911	1,622,732	10,063,117	11,685,849	(3,193,206)	2000	Oct-94	40
Grand Crossing Brighton, MI		1,709,627	5,128,881	40,721	1,709,627	5,169,602	6,879,229	(261,369)	2004	Jan-03	40
Farmington Crossroads Farmington, MI		1,092,200	4,368,800	287,326	1,092,200	4,656,126	5,748,326	(1,049,243)	1986	Dec-95	40
Silver Lake Fenton, MI		2,397,852	7,193,555		2,397,852	7,193,555	9,591,407	(359,678)	1996	Jan-03	40
Silver Pointe Shopping Center Fenton, MI	(7,749,755)	2,200,544	8,228,408		2,200,544	8,228,408	10,428,952	(17,409)	1996	Nov-04	40
Fremont Fremont, MI		405,901	1,217,703	11,350	405,901	1,229,053	1,634,954	(62,169)	1995	Jan-03	40
Cascade East Grand Rapids, MI		1,826,689	5,480,068	52,771	1,826,689	5,532,839	7,359,528	(276,523)	1983	Jan-03	40
Kentwood Kentwood, MI		1,262,127	3,786,382	57,000	1,262,127	3,843,382	5,105,509	(192,367)	1987	Jan-03	40
Delta Center Lansing, MI		2,405,200	9,620,800	6,554,130	2,405,200	16,174,930	18,580,130	(2,865,836)	2003	Dec-95	40
Hampton Village Centre Rochester Hills, MI	(29,027,789)	7,209,596	34,541,500	1,383,169	7,209,596	35,924,669	43,134,265	(8,208,220)	2004	Dec-95	40
Fashion Corners Saginaw, MI		2,244,800	8,799,200	4,534,318	2,244,800	13,333,518	15,578,318	(2,659,976)	2004	Dec-95	40
Green Acres Saginaw, MI	(11,124,607)	3,744,450	11,233,350	190,278	3,744,450	11,423,628	15,168,078	(587,191)	1995	Dec-02	40
Hall Road Crossing Shelby Township, MI		2,595,500	10,382,000	2,006,624	2,595,500	12,388,624	14,984,124	(2,868,073)	1999	Dec-95	40
Southfield Shopping Center Southfield, MI		2,052,995	8,056,980	530,117	2,052,995	8,587,097	10,640,092	(1,481,551)	2002	Feb-98	40
Delco Plaza Sterling Heights, MI		1,277,504	5,109,367	221,117	1,277,504	5,330,484	6,607,988	(1,085,987)	1996	Nov-96	40
18 Mile & Ryan Sterling Heights, MI		2,852,408	8,557,223		2,852,408	8,557,223	11,409,630	(427,861)	1997	Jan-03	40
Harvest Place Stevensville, MI		1,156,967	3,470,900		1,156,967	3,470,900	4,627,867	(173,545)	1994	Jan-03	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Westland Crossing Westland, MI		2,046,000	8,184,000	654,648	2,046,000	8,838,648	10,884,648	(1,245,520)	1999	Nov-99	40
Washtenaw Fountain Plaza Ypsilanti, MI		1,530,281	6,121,123	472,797	1,530,281	6,593,920	8,124,201	(2,195,550)	2004	Oct-92	40
Roundtree Place Ypsilanti, MI	16,232	2,995,774	11,983,221	393,138	2,995,774	12,376,359	15,372,133	(1,956,904)	1992	Jul-98	40
University IV Spring Lake Park, MN	(2,046,743)	987,865	2,963,594	11,973	987,865	2,975,567	3,963,432	(152,779)	1988	Dec-02	40
Jacksonian Plaza Jackson, MS		1,771,170	1,053,771	763,807	1,771,170	1,817,578	3,588,748	(167,602)	1990	Mar-02	40
Stanly Country Plaza Albemarle, NC		600,418	2,401,671	127,019	600,418	2,528,690	3,129,108	(407,279)	1988	Mar-94	40
Village Marketplace Asheboro, NC		1,155,652	3,596,618	257,552	1,155,652	3,854,170	5,009,822	(721,384)	1991	Apr-95	40
Macon Plaza Franklin, NC		832,590	2,497,770	36,530	832,590	2,534,300	3,366,890	(128,546)	2001	Dec-02	40
Foothills Market Jonesville, NC		644,555	2,578,295	117,436	644,555	2,695,731	3,340,285	(424,034)	1996	Jun-95	40
Chapel Square Kannapolis, NC	(1,650,072)	918,460	3,673,918	7,748	918,460	3,681,666	4,600,126	(573,660)	1992	Dec-94	40
Kinston Pointe Kinston, NC		2,235,052	8,940,354	373,843	2,235,052	9,314,197	11,549,249	(1,613,865)	2001	Jul-95	40
Roxboro Square Roxboro, NC		1,448,313	5,793,289	51,546	1,448,313	5,844,835	7,293,149	(954,152)	2004	Jun-95	40
Siler Crossing Siler City, NC		1,779,566	7,118,100	68,825	1,779,566	7,186,925	8,966,491	(1,116,850)	1988	Jun-95	40
Crossroads Center Statesville, NC		5,261,636	21,177,392	189,112	5,261,636	21,366,503	26,628,139	(3,359,063)	1997	Feb-96	40
Thomasville Crossing Thomasville, NC		1,604,339	6,417,145	14,934	1,604,339	6,432,078	8,036,417	(998,179)	1996	Apr-97	40
Anson Station Wadesboro, NC		1,844,644	5,118,172	77,474	1,844,644	5,195,645	7,040,289	(900,235)	1988	Aug-95	40
Roanoke Landing Williamston, NC		2,519,288	10,077,339	82,585	2,519,288	10,159,924	12,679,212	(1,584,148)	1991	Jan-96	40
Stratford Commons Winston-Salem, NC		2,262,130	9,045,975	20,124	2,262,130	9,066,099	11,328,229	(1,401,059)	1995	Dec-96	40
Parkway Plaza Winston-Salem, NC	(10,682,608)	5,788,143	17,364,428	180,933	5,788,143	17,545,361	23,333,504	(906,202)	2004	Dec-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Laurel Square Brick, NJ		3,222,701	9,283,302	1,770,792	3,222,701	11,054,094	14,276,795	(3,478,465)	2003	Jul-92	40
Hamilton Plaza-Kmart Plaza Hamilton, NJ		1,124,415	4,513,658	415,002	1,124,415	4,928,660	6,053,075	(1,379,019)	1972	May-94	40
Bennets Mills Plaza Jackson, NJ		1,794,122	6,399,888	995,648	1,794,122	7,395,536	9,189,658	(1,733,041)	2002	Sep-94	40
Middletown Plaza Middletown, NJ		1,204,829	7,871,317	10,120,976	1,204,829	17,992,293	19,197,123	(3,784,854)	2002	Jan-75	40
Tinton Falls Plaza Tinton Falls, NJ		1,884,325	6,308,392	178,839	1,884,325	6,487,231	8,371,556	(1,198,941)	2004	Jan-98	40
Dover Park Plaza Yardville, NJ		322,678	3,027,322	890,181	322,678	3,917,503	4,240,181	(406,350)	1966	Jan-00	40
Paseo del Norte Albuquerque, NM		2,639,471		47,393	2,639,471	47,393	2,686,864	(3,025)	2004	Mar-02	40
Socorro Socorro, NM	*	953,411	2,926,733		953,411	2,926,733	3,880,143	(207,310)	1976	Mar-02	40
Galleria Commons Henderson, NV		6,854,959	27,590,493	41,915	6,854,959	27,632,408	34,487,368	(4,289,291)	2004	Jun-98	40
Renaissance Center East Las Vegas, NV		2,543,856	10,175,427	522,470	2,543,856	10,697,896	13,241,752	(2,349,835)	1981	Oct-96	40
Kietzke Center Reno, NV		3,069,735	12,279,924	346,446	3,069,735	12,626,370	15,696,105	(1,962,826)	1986	Jun-97	40
University Mall Canton, NY		115,261	1,010,636	1,269,640	115,261	2,280,276	2,395,537	(1,447,616)	1967	Jan-76	40
Cortlandville Cortland, NY		237,194	1,440,393	624,707	237,194	2,065,100	2,302,294	(886,074)	2003	Aug-87	40
Kmart Plaza De Witt, NY		943,079	3,772,312	482,009	943,079	4,254,320	5,197,399	(1,201,385)	1970	Aug-93	40
D & F Plaza Dunkirk, NY		730,900	2,158,094	2,273,358	730,900	4,431,452	5,162,351	(2,326,845)	1967	Jan-86	40
Elmira Plaza Elmira, NY		110,318	892,015	638,772	110,318	1,530,787	1,641,105	(697,355)	2001	Feb-89	40
Genesse Valley Shopping Center Geneseo, NY	20,734	3,640,104	14,560,263	292,233	3,640,104	14,852,497	18,492,601	(2,302,472)	1993	Jul-98	40
Pyramid Mall Geneva, NY		2,176,731	8,706,926	972,168	2,176,731	9,679,094	11,855,825	(2,919,511)	1990	Aug-93	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Mckinley Plaza Hamburg, NY		1,247,680	4,990,716	1,351,721	1,247,680	6,342,437	7,590,117	(1,795,413)	1991	Jun-92	40
Hornell Plaza Hornell, NY		170,347	20,874,229	191,501	170,347	21,065,730	21,236,077	(3,262,750)	2004	Jul-98	40
Cayuga Mall Ithaca, NY		1,368,908	5,597,954	1,043,968	1,368,908	6,641,922	8,010,830	(2,615,749)	1969	May-89	40
Shops at Seneca Mall Liverpool, NY		1,547,007	6,188,026	2,871,396	1,547,007	9,059,422	10,606,429	(3,198,520)	2004	Aug-93	40
Transit Road Plaza Lockport, NY		424,680	1,698,721	578,399	424,680	2,277,120	2,701,799	(791,248)	2004	Aug-93	40
Sunshine Square Medford, NY	(8,188,537)	3,525,378	10,576,133		3,525,378	10,576,133	14,101,511	(538,767)	2004	Dec-02	40
Wallkill Plaza Middletown, NY		2,748,152	9,672,604	267,005	2,748,152	9,939,609	12,687,760	(2,174,660)	2004	Dec-95	40
Monroe ShopRite Plaza Monroe, NY		1,028,189	8,649,212	325,919	1,028,189	8,975,132	10,003,320	(1,620,324)	1985	Aug-97	40
Rockland Plaza Nanuet, NY		3,904,495	3,056,456	5,882,162	3,904,495	8,938,618	12,843,112	(5,223,332)	2004	Jan-83	40
South Plaza Norwich, NY		508,445	1,053,373	1,902,705	508,445	2,956,078	3,464,524	(1,599,708)	2004	Apr-83	40
Westgate Plaza Oneonta, NY		132,208	1,192,907	432,823	132,208	1,625,730	1,757,938	(923,034)	1967	Jan-84	40
Oswego Plaza Oswego, NY		250,437	1,169,775	2,922,209	250,437	4,091,984	4,342,421	(2,332,272)	1966	Jan-77	40
Westgate Manor Rome, NY		211,964	392,996	1,749,817	211,964	2,142,813	2,354,777	(747,145)	2004	Jan-86	40
Mohawk Acres Rome, NY		335,734	1,755,445	2,404,580	335,734	4,160,025	4,495,759	(2,121,252)	2004	Jan-84	40
Price Chopper Plaza Rome, NY		934,687	3,738,751	178,730	934,687	3,917,480	4,852,167	(1,102,919)	2004	Aug-93	40
Northland Watertown, NY		16,892	258,397	2,478,663	16,892	2,737,061	2,753,953	(588,079)	2004	Jan-73	40
Village Center Smithtown, NY	(4,676,098)	3,261,344	13,302,330	79,041	3,261,344	13,381,371	16,642,715	(119,416)	2004	Aug-04	40
Ashland Square Ashland, OH		1,990,823	6,430,270	408,984	1,990,823	6,839,254	8,830,077	(1,150,280)	1991	Oct-93	40
Harbor Plaza Ashtabula, OH		388,997	1,456,108	568,838	388,997	2,024,946	2,413,943	(691,580)	2003	Feb-91	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Springbrook Plaza Canton, OH		2,846,763	8,822,289	237,135	2,846,763	9,059,424	11,906,187	(501,487)	1989	Dec-02	40
Brentwood Plaza Cincinnati, OH		2,027,969	8,222,875	1,081,785	2,027,969	9,304,660	11,332,628	(2,538,829)	2004	May-94	40
Western Village Cincinnati, OH		1,321,484	5,300,935	157,180	1,321,484	5,458,115	6,779,599	(1,467,353)	2004	May-94	40
Delhi Cincinnati, OH		2,300,029	9,218,117	1,082,332	2,300,029	10,300,449	12,600,478	(2,202,446)	2002	May-96	40
Harpers Station Cincinnati, OH	(12,477,571)	7,362,395	15,221,639	69,804	7,362,395	15,291,443	22,653,839	(494,373)	2000	Sep-03	40
Hillcrest Square Cincinnati, OH		654,870	1,964,609	160,735	654,870	2,125,344	2,780,213	(112,174)	1996	Dec-02	40
Greentree Shopping Center Columbus, OH	(4,945,886)	3,379,200	6,860,800	329,892	3,379,200	7,190,692	10,569,892	(1,237,576)	1998	Jul-98	40
Crown Point Columbus, OH	(6,951,888)	2,881,681	7,958,319	462,393	2,881,681	8,420,712	11,302,393	(1,428,950)	1998	Jul-98	40
Karl Plaza Columbus, OH	(3,612,632)	1,235,044	3,705,132	134,151	1,235,044	3,839,283	5,074,327	(200,102)	1992	Dec-02	40
South Towne Centre Dayton, OH		4,737,368	9,636,943	2,052,905	4,737,368	11,689,848	16,427,216	(4,393,717)	1994	Mar-92	40
Heritage Square Dover, OH		1,749,182	7,011,926	354,257	1,749,182	7,366,183	9,115,365	(2,105,673)	2004	Aug-93	40
The Vineyards Eastlake, OH	(8,293,942)	3,016,683	9,050,049	72,048	3,016,683	9,122,097	12,138,780	(470,808)	1989	Dec-02	40
Midway Crossing Elyria, OH		1,944,200	7,776,800	535,227	1,944,200	8,312,027	10,256,227	(1,936,135)	1986	Dec-95	40
Midway Market Square Elyria, OH	(17,773,471)	5,149,479	20,597,920	15,000	5,149,479	20,612,920	25,762,399	(1,073,183)	2001	Nov-02	40
Napoleon Centre Napoleon, OH		1,100,222	3,300,665	111,091	1,100,222	3,411,756	4,511,977	(164,481)	1991	Dec-02	40
New Boston New Boston, OH		2,102,371	9,537,101	407,726	2,102,371	9,944,827	12,047,197	(2,960,954)	2000	Feb-93	40
Market Place Piqua, OH		597,923	3,738,164	556,446	597,923	4,294,610	4,892,533	(1,534,371)	2004	Nov-91	40
Brice Park Reynoldsburg, OH	(2,576,094)	4,854,414	10,204,698	180,440	4,854,414	10,385,138	15,239,552	(1,757,992)	1989	Mar-98	40
Starlite Plaza Sylvania, OH		4,526,286	11,650,247	172,348	4,526,286	11,822,595	16,348,881	(145,224)	2000	Jul-04	40
Alexis Park Toledo, OH	(4,728,285)	2,228,272	6,684,816	214,624	2,228,272	6,899,440	9,127,712	(350,767)	1988	Dec-02	40
Marketplace Tulsa, OK	(11,115,140)	4,032,079	15,342,219		4,032,079	15,342,219	19,374,297	(140,888)	1992	Sep-04	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Bethel Park Bethel Park, PA		868,039	9,933,094	1,082,363	868,039	11,015,457	11,883,496	(2,360,786)	2004	May-97	40
Bristol Plaza Bristol, PA	(7,007,249)	3,587,285	10,761,854	83,963	3,587,285	10,845,816	14,433,101	(554,644)	1989	Dec-02	40
Harveys Clearfield, PA		357,218	1,400,990		357,218	1,400,990	1,758,208	(210,761)	1982	Aug-93	40
New Britain Village Square Chalfont, PA		4,240,303	14,257,218	34,000	4,240,303	14,291,218	18,531,520	(397,171)	1989	Jan-04	40
Laurel Mall Connellsville, PA		2,072,000	3,116,472	203,497	2,072,000	3,319,969	5,391,969	(380,166)	1970	May-01	40
Dickson City Crossings Dickson City, PA	(14,410,176)	4,264,935	22,622,963		4,264,935	22,622,963	26,887,897	(725,970)	1997	Sep-03	40
Dillsburg Shopping Center Dillsburg, PA		1,986,481	4,665,505	8,212,645	1,986,481	12,878,150	14,864,631	(1,226,300)	2002	Oct-96	40
Market Street Square Elizabethtown, PA		3,494,045	13,976,027	73,888	3,494,045	14,049,915	17,543,960	(2,177,320)	1993	Oct-97	40
Johnstown Galleria Outparcel Johnstown, PA	(2,332,333)	1,584,716	6,338,789	347,812	1,584,716	6,686,601	8,271,316	(1,147,178)	1993	Jul-97	40
New Garden Kennett Square, PA		912,130	3,161,495	1,355,258	912,130	4,516,753	5,428,883	(1,102,416)	2001	Jun-97	40
Stone Mill Plaza Lancaster, PA		1,407,975	5,650,901	265,548	1,407,975	5,916,450	7,324,425	(1,655,818)	1993	Jan-94	40
Ivyridge Philadelphia, PA		1,504,080	6,026,320	1,010,104	1,504,080	7,036,424	8,540,504	(1,642,406)	2004	Aug-95	40
Roosevelt Mall Philadelphia, PA		2,537,378	91,798	11,276,339	2,537,378	11,368,137	13,905,515	(7,171,244)	1988	Jan-64	40
Hampton Square Southampton, PA		772,800	2,907,200	1,055,183	772,800	3,962,383	4,735,183	(506,734)	2002	Dec-98	40
Shops at Prospect West Hempfield, PA		741,941	2,967,765	166,066	741,941	3,133,831	3,875,772	(762,829)	1994	Jul-95	40
Hunt River Commons North Kingstown, RI	(7,747,081)	3,138,736	9,416,208	151,048	3,138,736	9,567,256	12,705,992	(487,299)	1989	Dec-02	40
South Park Aiken, SC		443,364	1,330,092	267,267	443,364	1,597,359	2,040,723	(89,866)	1991	Dec-02	40
Circle Center Hilton Head, SC		1,533,330	6,133,106	67,320	1,533,330	6,200,426	7,733,756	(962,708)	2000	Mar-94	40
Palmetto Crossroads Hilton Head, SC		473,111	1,892,443	42,739	473,111	1,935,182	2,408,293	(310,587)	2000	Oct-95	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Island Plaza James Island, SC		2,820,729	11,283,031	389,697	2,820,729	11,672,728	14,493,457	(1,989,049)	2004	Oct-97	40
Lexington Town Square Lexington, SC	(1,916,784)	642,813	1,928,439	59,413	642,813	1,987,853	2,630,666	(101,093)	1995	Dec-02	40
Remount Village North Charleston, SC		1,470,352	5,879,355		1,470,352	5,879,355	7,349,707	(908,313)	1996	Nov-96	40
Festival Centre North Charleston, SC		2,427,247	7,281,740	402,741	2,427,247	7,684,480	10,111,727	(441,410)	2004	Dec-02	40
Congress Crossing Athens, TN		1,028,255	6,747,013	128,551	1,028,255	6,875,563	7,903,819	(2,237,079)	1990	Nov-88	40
St. Elmo Central Chattanooga, TN		1,529,587	6,120,555	55,827	1,529,587	6,176,382	7,705,969	(959,015)	1995	Aug-96	40
Saddletree Village Columbia, TN	(1,548,284)	685,676	2,900,245	16,608	685,676	2,916,853	3,602,529	(453,803)	1990	Jun-98	40
West Towne Square Elizabethton, TN		529,103	3,880,088	172,369	529,103	4,052,457	4,581,560	(691,198)	1998	Jun-98	40
Greeneville Commons Greeneville, TN		1,075,200	7,934,800	645,939	1,075,200	8,580,739	9,655,939	(2,623,785)	2002	Mar-92	40
Hazel Path Hendersonville, TN		919,231	3,677,158	12,532	919,231	3,689,690	4,608,921	(575,295)	1989	Nov-95	40
Kimball Crossing Kimball, TN		3,654,333	15,875,659	207,955	3,654,333	16,083,614	19,737,947	(2,502,847)	1987	Nov-95	40
Chapman-Ford Crossing Knoxville, TN		2,367,047	9,507,577	3,149	2,367,047	9,510,726	11,877,773	(1,478,801)	1990	Dec-92	40
Chapman Square Knoxville, TN		805,128	2,415,383		805,128	2,415,383	3,220,510	(123,285)	2004	Dec-02	40
Farrar Place Shopping Center Manchester, TN		804,963	3,220,060	87,597	804,963	3,307,657	4,112,620	(518,878)	1989	Dec-95	40
Georgetown Square Murfreesboro, TN		1,166,924	4,674,698	1,452,144	1,166,924	6,126,841	7,293,766	(1,463,775)	2003	Sep-93	40
Apison Crossing Ooltewah, TN		1,679,125	6,716,542	27,366	1,679,125	6,743,908	8,423,033	(1,047,953)	1997	Jul-97	40
Madison Street Station Shelbyville, TN		752,499	3,012,444	265,130	752,499	3,277,575	4,030,073	(528,573)	1999	Oct-95	40
Commerce Central Tullahoma, TN		2,889,948	12,177,046	70,148	2,889,948	12,247,194	15,137,142	(1,914,987)	1995	Aug-96	40
Merchant's Central Winchester, TN	(6,147,164)	2,889,562	11,564,219	57,217	2,889,562	11,621,436	14,510,998	(1,842,626)	1997	Dec-97	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Palm Plaza Aransas, TX	*	343,333	871,639	556,959	343,333	1,428,597	1,771,930	(162,056)	1979	Mar-02	40
Bardin Place Center Arlington, TX		6,733,620	27,101,486	1,956,953	6,733,620	29,058,439	35,792,059	(4,374,471)	1993	Oct-97	40
Baytown Shopping Center Baytown, TX	*	2,163,096	6,720,138		2,163,096	6,720,138	8,883,234	(476,010)	1987	Mar-02	40
Cedar Bellaire Bellaire, TX	*	1,663,131	2,397,528	71,339	1,663,131	2,468,866	4,131,997	(170,777)	1994	Mar-02	40
El Camino I Bellaire, TX	*	1,049,385	990,285	29,475	1,049,385	1,019,761	2,069,146	(71,619)	1972	Mar-02	40
El Camino II Bellaire, TX		48,159	199,695		48,159	199,695	247,854	(14,145)	1972	Mar-02	40
Rice Bellaire Bellaire, TX		1,255,793	2,494,516	22,500	1,255,793	2,517,016	3,772,809	(182,745)	2000	Mar-02	40
Brenham Four Corners Brenham, TX	*	964,224	6,170,922	71,429	964,224	6,242,351	7,206,575	(437,995)	1997	Mar-02	40
Bryan Square Bryan, TX	*	797,369	641,393	20,688	797,369	662,082	1,459,450	(46,673)	2001	Mar-02	40
Townshire Bryan, TX		3,596,354	3,123,670	547,181	3,596,354	3,670,851	7,267,205	(329,930)	2002	Mar-02	40
Plantation Plaza Clute, TX		1,463,003	6,124,258	353,337	1,463,003	6,477,595	7,940,598	(498,725)	1997	Mar-02	40
Culpepper Plaza College Station, TX		6,280,572	7,664,913	336,609	6,280,572	8,001,523	14,282,094	(622,619)	2004	Mar-02	40
Rock Prairie Crossing College Station, TX		2,991,802	5,731,371	1,474,199	2,991,802	7,205,571	10,197,373	(450,578)	2002	Mar-02	40
Carmel Village Corpus Christi, TX	*	2,159,210	3,805,505	57,221	2,159,210	3,862,726	6,021,936	(281,908)	1993	Mar-02	40
Five Points Corpus Christi, TX	*	5,429,519	14,979,830	342,100	5,429,519	15,321,930	20,751,450	(1,121,716)	1993	Mar-02	40
Claremont Village Dallas, TX	*	616,854	2,763,528	3,586	616,854	2,767,114	3,383,968	(197,380)	1976	Mar-02	40
Jeff Davis Dallas, TX	*	2,429,083	1,794,831	415,138	2,429,083	2,209,968	4,639,052	(141,508)	1975	Mar-02	40
Stevens Park Village Dallas, TX	*	730,884	2,920,054	34,829	730,884	2,954,883	3,685,767	(207,418)	1974	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Webb Royal Dallas, TX	*	2,938,496	3,569,544	394,466	2,938,496	3,964,010	6,902,506	(290,244)	1992	Mar-02	40
Westmoreland Heights Dallas, TX		481,124	3,451,245	489,207	481,124	3,940,452	4,421,576	(344,198)	1952	Mar-02	40
Wynnewood Village Dallas, TX	*	5,582,452	21,580,198	1,142,433	5,582,452	22,722,631	28,305,083	(1,628,710)	1996	Mar-02	40
Parktown Deer Park, TX	*	1,242,627	5,060,049	393,324	1,242,627	5,453,373	6,696,000	(482,440)	1999	Mar-02	40
Kenworthy Crossing El Paso, TX		870,748	4,034,680	229,215	870,748	4,263,895	5,134,643	(357,135)	2003	Mar-02	40
Yarbrough El Paso, TX		189,126	1,268,368		189,126	1,268,368	1,457,494	(89,843)	1995	Mar-02	40
Friendswood Square Friendswood, TX		1,059,805	3,316,760	107,169	1,059,805	3,423,929	4,483,734	(248,791)	1979	Mar-02	40
BPR West Frisco, TX		3,196,358			3,196,358		3,196,358		N/A	Sep-98	N/A
Market Place at Preston Ridge Frisco, TX		3,481,833	5,457,663	459,771	3,481,833	5,917,434	9,399,267	(252,990)	2003	Sep-04	40
Forest Hills Ft. Worth, TX	*	283,275	1,669,157	82,287	283,275	1,751,443	2,034,719	(141,612)	1968	Mar-02	40
Westcliff Ft. Worth, TX		1,034,333	5,737,121	223,105	1,034,333	5,960,226	6,994,559	(425,853)	1999	Mar-02	40
Village Plaza Garland, TX	*	2,887,423	3,145,325	793,351	2,887,423	3,938,676	6,826,098	(234,831)	2002	Mar-02	40
North Hills Village Haltom City, TX	*	682,122	1,125,729	89,474	682,122	1,215,203	1,897,324	(98,189)	1998	Mar-02	40
Highland Village Town Center Highland Village, TX	*	2,083,370	7,230,688	144,030	2,083,370	7,374,718	9,458,087	(534,105)	1996	Mar-02	40
Highland Village Outparcel Highland Village, TX			452,654			452,654	452,654	(69,449)	1996	Mar-02	40
Antoine Square Houston, TX		943,829	1,018,109	68,324	943,829	1,086,433	2,030,262	(81,803)	1974	Mar-02	40
Bay Forest Houston, TX	*	2,168,058	4,668,118	488,026	2,168,058	5,156,144	7,324,202	(331,237)	2004	Mar-02	40
Beltway South Houston, TX		3,903,348	4,567,577	180,944	3,903,348	4,748,521	8,651,870	(375,298)	1998	Mar-02	40
Braes Heights Houston, TX	*	5,020,312	6,129,135	2,132,168	5,020,312	8,261,302	13,281,614	(528,631)	2003	Mar-02	40
Braes Link Houston, TX		1,479,647	3,788,135	18,336	1,479,647	3,806,470	5,286,118	(271,764)	1999	Mar-02	40
Braes Oaks Houston, TX	*	768,989	2,848,537	52,415	768,989	2,900,952	3,669,942	(226,030)	1992	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Braesgate Houston, TX		1,295,575	4,534,337	5,457	1,295,575	4,539,794	5,835,369	(324,182)	1997	Mar-02	40
Broadway Houston, TX	*	958,424	1,465,137	174,505	958,424	1,639,642	2,598,066	(138,015)	1996	Mar-02	40
Clear Lake Camino South Houston, TX	*	4,028,858	3,709,150	4,747,182	4,028,858	8,456,332	12,485,189	(367,919)	2004	Mar-02	40
Fondren Houston, TX		1,157,180	3,901,285	25,554	1,157,180	3,926,838	5,084,018	(282,722)	1999	Mar-02	40
Hearthstone Corners Houston, TX		5,738,446	10,170,631	247,202	5,738,446	10,417,833	16,156,279	(754,314)	1998	Mar-02	40
Huntington Village Houston, TX	*	2,168,536	5,041,718	198,975	2,168,536	5,240,693	7,409,229	(380,638)	1987	Mar-02	40
Inwood Forest Houston, TX		1,668,576	5,778,464	(71,927)	1,668,576	5,706,537	7,375,113	(421,873)	1997	Mar-02	40
Jester Village Houston, TX		1,684,456	3,234,986	52,466	1,684,456	3,287,452	4,971,907	(249,963)	1988	Mar-02	40
Jones Plaza Houston, TX		3,461,240	5,997,224	269,279	3,461,240	6,266,502	9,727,742	(492,623)	2000	Mar-02	40
Jones Square Houston, TX		4,409,652	5,154,852	32,981	4,409,652	5,187,833	9,597,485	(371,317)	1999	Mar-02	40
Lazybrook Houston, TX	*	175,162	648,982	7,879	175,162	656,861	832,023	(52,280)	1988	Mar-02	40
Long Point Square Houston, TX		1,249,723	2,492,673	119,761	1,249,723	2,612,434	3,862,158	(249,919)	2002	Mar-02	40
Maplewood Mall Houston, TX	*	1,801,474	2,794,194	1,556,328	1,801,474	4,350,522	6,151,996	(310,274)	2004	Mar-02	40
Merchants Park Houston, TX		5,733,582	13,355,896	142,969	5,733,582	13,498,865	19,232,447	(965,596)	2004	Mar-02	40
Mount Houston Square Houston, TX		1,958,124	5,392,414	683,833	1,958,124	6,076,248	8,034,372	(601,486)	1996	Mar-02	40
North 45 Plaza Houston, TX	*	2,805,052	3,315,044	82,879	2,805,052	3,397,923	6,202,976	(271,338)	1975	Mar-02	40
Northgate Houston, TX	*	925,374	2,182,826		925,374	2,182,826	3,108,200	(154,617)	1972	Mar-02	40
Northshore West Houston, TX		3,708,312	7,124,842	102,854	3,708,312	7,227,696	10,936,008	(522,933)	1997	Mar-02	40
Northshore East Houston, TX	*	2,412,760	8,483,879	428,230	2,412,760	8,912,109	11,324,869	(628,861)	2001	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Northtown Plaza Houston, TX	*	2,919,608	11,751,087	351,265	2,919,608	12,102,353	15,021,961	(863,258)	1990	Mar-02	40
Northwood Houston, TX		2,538,882	5,613,969	256,296	2,538,882	5,870,265	8,409,148	(421,482)	1972	Mar-02	40
Orange Grove Houston, TX		4,785,247	7,058,073	124,407	4,785,247	7,182,481	11,967,728	(523,412)	2004	Mar-02	40
Pinemont Houston, TX		1,378,049	3,748,007	33,661	1,378,049	3,781,668	5,159,717	(273,472)	1999	Mar-02	40
Sharpstown Plaza Houston, TX		840,472	1,446,280	36,251	840,472	1,482,531	2,323,003	(107,009)	2004	Mar-02	40
Stella Link Houston, TX		1,666,691	3,463,577	140,474	1,666,691	3,604,051	5,270,742	(263,284)	1998	Mar-02	40
Tanglewilde Houston, TX	*	6,184,663	1,209,944	65,447	6,184,663	1,275,391	7,460,054	(105,641)	1998	Mar-02	40
Tidwell Place Houston, TX	*	294,980	2,914,618	146,704	294,980	3,061,323	3,356,302	(214,219)	1991	Mar-02	40
Westheimer Commons Houston, TX	*	6,727,343	13,323,246	1,568,748	6,727,343	14,891,994	21,619,337	(1,087,558)	1995	Mar-02	40
Irving West Irving, TX		933,850	3,735,400	195,520	933,850	3,930,920	4,864,770	(598,835)	2004	Sep-93	40
The Crossing at Fry Road Katy, TX		4,499,659	14,290,920	563,242	4,499,659	14,854,162	19,353,821	(1,088,705)	2004	Mar-02	40
Washington Square Kaufman, TX	*	449,155	848,867	302,399	449,155	1,151,266	1,600,421	(75,124)	1978	Mar-02	40
League City League City, TX	*	2,029,894	2,489,822	99,550	2,029,894	2,589,372	4,619,266	(181,886)	1992	Mar-02	40
Jefferson Park Mount Pleasant, TX	*	2,677,336	4,558,193	259,733	2,677,336	4,817,926	7,495,262	(340,778)	2001	Mar-02	40
Crossroads Center Pasadena, TX		2,828,017	10,345,485	110,884	2,828,017	10,456,369	13,284,386	(746,722)	1997	Mar-02	40
Parkview East Pasadena, TX	*	870,067	733,667	818,835	870,067	1,552,502	2,422,569	(136,184)	2002	Mar-02	40
Parkview West Pasadena, TX	*	1,208,848	1,547,002	79,449	1,208,848	1,626,451	2,835,298	(130,218)	1991	Mar-02	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Spencer Square Pasadena, TX		5,322,348	15,295,234	565,849	5,322,348	15,861,083	21,183,431	(1,184,389)	1998	Mar-02	40
Pearland Plaza Pearland, TX		3,676,495	7,330,937	45,364	3,676,495	7,376,300	11,052,795	(534,692)	1995	Mar-02	40
Northshore Plaza Portland, TX	(4,132,573)	1,852,371	5,557,114	141,068	1,852,371	5,698,181	7,550,552	(298,564)	2000	Dec-02	40
Klein Square Spring, TX	*	1,279,607	4,111,204	189,305	1,279,607	4,300,508	5,580,115	(310,936)	1999	Mar-02	40
Keegan's Meadow Stafford, TX		3,804,531	7,470,219	464,477	3,804,531	7,934,695	11,739,227	(592,780)	1999	Mar-02	40
Texas City Bay Texas City, TX	*	3,849,721	8,358,959	22,004	3,849,721	8,380,962	12,230,684	(595,535)	1997	Mar-02	40
Tomball Parkway Plaza Tomball, TX		2,505,430	5,891,626	159,119	2,505,430	6,050,745	8,556,175	(506,640)	2004	Mar-02	40
Village Center Victoria, TX		332,148	1,804,708	128,381	332,148	1,933,088	2,265,236	(146,166)	1982	Mar-02	40
Valley Fair Mall West Valley City, UT		6,985,675	27,942,699	3,044,112	6,985,675	30,986,812	37,972,486	(5,455,116)	1987	Dec-96	40
Pizza Hut Harrisonburg, VA				427,500		427,500	427,500	(102,804)	1969	Jul-96	40
Hanover Square Mechanicsville, VA		1,778,701	7,114,805	310,551	1,778,701	7,425,356	9,204,057	(2,251,851)	1991	Jan-93	40
Victorian Square Midlothian, VA		3,548,432	14,208,727	304,376	3,548,432	14,513,103	18,061,534	(3,939,156)	1991	Mar-94	40
Jefferson Green Newport News, VA		1,459,646	4,378,937	57,217	1,459,646	4,436,154	5,895,799	(230,957)	1988	Dec-02	40
VA-KY Regional S.C. Norton, VA		2,795,765	8,931,450	225,929	2,795,765	9,157,379	11,953,143	(1,643,915)	1996	Dec-92	40
Cross Pointe Marketplace Richmond, VA		823,226	2,469,677	71,598	823,226	2,541,275	3,364,501	(131,323)	1987	Dec-02	40
Tuckernuck Square Richmond, VA	(5,816,432)	2,071,432	6,214,296	143,201	2,071,432	6,357,497	8,428,929	(326,603)	1994	Dec-02	40
Cave Spring Corners Roanoke, VA		1,064,298	4,257,792	413,899	1,064,298	4,671,691	5,735,989	(940,840)	2004	Jun-97	40
Hunting Hills Roanoke, VA		1,897,007	6,010,376	113,168	1,897,007	6,123,545	8,020,551	(1,041,637)	1989	Apr-98	40
Lakeside Plaza Salem, VA		1,370,555	5,355,787	75,091	1,370,555	5,430,878	6,801,434	(760,462)	1989	Apr-99	40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Retail
Lake Drive Plaza Vinton, VA		1,362,155	4,616,848	648,138	1,362,155	5,264,986	6,627,141	(1,128,428)	2001	Feb-98	40
Hilltop Plaza Virginia Beach, VA	(6,008,188)	2,463,876	7,391,627	64,915	2,463,876	7,456,542	9,920,417	(383,725)	1998	Dec-02	40
Ridgeview Centre Wise, VA		2,707,679	4,417,792	650,946	2,707,679	5,068,738	7,776,418	(1,592,602)	1990	Jul-92	40
Packard Plaza Cudahy, WI		1,145,647	3,436,940	235,783	1,145,647	3,672,724	4,818,371	(196,841)	1992	Dec-02	40
Northridge Plaza Milwaukee, WI		1,972,116	5,916,348	149,366	1,972,116	6,065,714	8,037,830	(330,538)	1996	Dec-02	40
Paradise Pavilion West Bend, WI		2,961,984	8,885,953	102,730	2,961,984	8,988,684	11,950,668	(452,188)	2000	Dec-02	40
Moundsville Plaza Moundsville, WV		228,283	1,989,798	6,260,089	228,283	8,249,887	8,478,170	(2,336,916)	2004	Dec-88	40
Grand Central Plaza Parkersburg, WV			4,358,333	844,794		5,203,127	5,203,127	(2,079,282)	1986	Jun-88	40
Kmart Plaza Vienna, WV		664,121	2,656,483	550,385	664,121	3,206,868	3,870,989	(910,964)	1975	Feb-93	40
Cheyenne Plaza Cheyenne, WY	(5,094,360)	2,184,686	6,554,057	107,438	2,184,686	6,661,495	8,846,181	(357,122)	1995	Dec-02	40
Other
San Diego Corporate Office San Diego, CA				174,718		174,718	174,718	(6,687)		Dec-02	40
Orlando Corporate Office Orlando, FL				291,048		291,048	291,048	(10,017)	1997	Nov-99	40
Atlanta Corporate Office Atlanta, GA				152,422		152,422	152,422	(5,676)			40
Farmington Hills Corporate Office Farmington, MI				726,596		726,596	726,596	(42,162)	2003		40
Unity Plaza East Fishkill, NY		6,042,258			6,042,258	—	6,042,258		—	Apr-04	LAND
North Central Avenue Hartsdale, NY		20,038			20,038	—	20,038		—	Jul-72	LAND
ERT Development Corp. New York, NY		1,897,664	435,000		1,897,664	435,000	2,332,664	(32,625)		Jan-95	40
Philadelphia Corporate Office Philadelphia, PA				825,669		825,669	825,669	(10,310)			40

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
											Life on Which Depreciated— Latest Income Statement
Description			Building & Improvements			Building & Improvements		Accumulated Depreciation	Date Constructed	Date Acquired
	Encumbrances	Land		Improvements	Land		Total
Other
CA New Plan Management Houston, TX				76,180		76,180	76,180	(1,270)			40
CA New Plan Fixed Rate Partnership Houston, TX	(150,397,467)
Houston Corporate Office Houston, TX				491,894		491,894	491,894	(12,806)		Mar-02	40
The Centre' at Navarro Victoria, TX		161,606	41,792		161,606	41,792	203,398	(2,960)	—	Mar-02	LAND
Valley Fair Apartments West Valley City, UT		262,555	435,794	17,619	262,555	453,413	715,968	(47,077)	1975	Mar-97	40

	(551,521,752)	897,411,628	2,708,834,277	259,532,887	897,411,628	2,968,367,164	3,865,778,792	(428,426,461)

*
Denotes properties securing the $150.4 million fixed rate REMIC carried on the corporate entity CA New Plan Fixed Rate Partnership.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$3,654,622	$3,565,422	$2,683,646
Acquisitions and improvements	407,862	219,930	1,240,837
Impact of FIN 46 consolidation	8,950	—	—
Real estate held for sale	(13,002)	(40,978)	(85,309)
Impairment of real estate	(2,455)	(4,376)	(88,000)
Cost of property sold	(65,873)	(13,580)	(153,819)
Cost of property transferred to joint ventures	—	(70,415)	(31,933)
Write-off of fully depreciated assets	(1,914)	(1,381)	—

Balance at end of year	$3,988,190	$3,654,622	$3,565,422

Total cost for federal tax purposes at end of each year	$3,371,473	$3,250,091	$3,120,045

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$360,580	$295,946	$269,755
Depreciation expense	82,220	75,646	69,039
Additions—property transferred from joint venture	159	—	—
Additions—impact of FIN 46 consolidation	420	—	—
Deletions—property sold	(11,870)	(1,917)	(29,174)
Deletions—transfers to joint ventures	—	(2,278)	(5,735)
Write-off of fully depreciated assets	(1,025)	(1,381)	—
Real estate held for sale	(2,057)	(5,436)	(7,939)

Balance at end of year	$428,427	$360,580	$295,946

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
(in thousands)

SCHEDULE IV

December 31, 2004

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G
Description	Final Interest Rate	Face Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Promissory note, collateralized by a property in Barstow, CA	4.75%	5/26/2004	Interest payable monthly	—	$8,478	$7,978
Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly	—	1,000	588
Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly	—	450	315

					$9,928	$8,881

Note: Column H is not applicable

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
(in thousands)

SCHEDULE IV
(continued)

	Year Ended
	December 31, 2004	December 31, 2003
Balance, beginning of period	$39,637	$2,632
Additions during period:
New loans	8,478	38,565
Reductions during period:
Collection of principal	(39,234)	(1,560)

Balance, end of period	$8,881	$39,637

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC. (Registrant)
	By:	/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer
Dated: March 4, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM NEWMAN William Newman	Chairman of the Board of Directors	March 4, 2005
/s/ GLENN J. RUFRANO Glenn J. Rufrano	Chief Executive Officer and Director	March 4, 2005
/s/ JOHN B. ROCHE John B. Roche	Chief Financial Officer and Executive Vice President	March 4, 2005
/s/ STEVEN SPLAIN Steven Splain	Vice President and Chief Accounting Officer	March 4, 2005
/s/ RAYMOND H. BOTTORF Raymond H. Bottorf	Director	March 4, 2005
/s/ IRWIN ENGELMAN Irwin Engelman	Director	March 4, 2005
/s/ NORMAN GOLD Norman Gold	Director	March 4, 2005
/s/ MATTHEW GOLDSTEIN Matthew Goldstein	Director	March 4, 2005
/s/ NINA MATIS Nina Matis	Director	March 4, 2005
/s/ H. CARL MCCALL H. Carl McCall	Director	March 4, 2005

/s/ MELVIN D. NEWMAN Melvin D. Newman	Director	March 4, 2005
/s/ GEORGE PUSKAR George Puskar	Director	March 4, 2005
/s/ GREGORY A. WHITE Gregory A. White	Director	March 4, 2005

EXHIBIT INDEX

*2.1	Purchase Agreement, dated as of January 13, 2002, by and among the Company, CenterAmerica Property Trust, L.P. and certain affiliates of CenterAmerica Property Trust, L.P., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 14, 2002.
*2.2	Purchase Agreement, dated as of October 17, 2002, by and between the Company and EIG Realty, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 27, 2002.
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

*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 to Amendment No. 1 to the Company's Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-65211.
3.3	Restated Bylaws of the Company, effective as of February 23, 2004 (incorporating all amendments thereto through February 23, 2004).
*3.4	Amendment to Restated Bylaws of the Company, dated November 5, 2001, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
*3.5	Amendment to Restated Bylaws of the Company, dated February 23, 2004, filed as Exhibit 3.5 to the Company's Registration Statement on Form S-3, File No. 333-122193.
*4.9
Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-65211.
*4.10
Articles Supplementary classifying 805,000 shares of preferred stock as 7.625% Series E Cumulative Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 17, 2003.
*4.11
Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust's Registration Statement on Form S-3, File No. 33-61383.
*4.12
First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*4.13
Senior Securities Indenture, dated as of February 3, 1999, among the Company, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 3, 1999.
*4.14
Supplemental Indenture, dated as of December 17, 2004, by and between the Company and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Company, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 22, 2004.
*4.15
Senior Securities Indenture, dated as of January 30, 2004, by and between the Company and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 5, 2004.
*4.16
Registration Rights Agreement, dated as of January 9, 2004, by and between the Company and Richard L. Friedman and Carpenter & Company, Inc, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-122193.
*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65221. †
*10.2	Amended and Restated 1993 Stock Option Plan of the Company, dated May 28, 1998, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65223. †
*10.3
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.4
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 8, 1999, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.5
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated April 21, 1999, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. †
*10.6
Amendment to the Amended and Restated 1993 Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. †
*10.7	Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.8
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated September 28, 1998, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.9
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, dated February 17, 2000, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. †
*10.10
Amendment to the Amended and Restated 1994 Directors' Stock Option Plan of the Company, effective as of May 24, 2000, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. †
*10.11	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65221. †
*10.12	2003 Stock Incentive Plan of the Company, filed as Appendix A to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders. †
*10.13	Form of Stock Option Agreement pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 18, 2005. †
*10.14	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 18, 2005. †
*10.15
First Amended and Restated Revolving Credit Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.16
First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Revolving Credit Agreement), filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.17
First Amended and Restated Secured Term Loan Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.18
First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Secured Term Loan Agreement), filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
*10.19
Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.20	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of December 7, 2004.
*10.21	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.22	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. †
*10.23	Director Compensation Schedule, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2005. †
*10.24	Schedule of Compensation for Named Executive Officers, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2005. †
*10.25	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998. †
*10.26
Employment Agreement, dated as of September 17, 1998, by and between the Company and William Newman, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.27	Agreement, dated March 28, 2003, by and between the Company and William Newman, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.28	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.29
Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. †
*10.30
Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. †
*10.31	Agreement, dated May 14, 2004, by and between the Company and Dean Bernstein, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †
*10.32	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

*10.33	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
*10.34
Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. †
*10.35
Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel, filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. †
*10.36	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †
*10.37	Employment Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.38
Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.39
Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 39,024 options), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.40
Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
*10.41
Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. †
*10.42	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. †
*10.43
Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. †
*10.44	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.45
Employment Agreement, dated as of March 1, 2002, by and among CA New Plan Management Inc., Scott MacDonald and the Company, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. †
*10.46	Notice of Non-Renewal of Employment Agreement, dated November 2, 2004, from the Company to Scott MacDonald filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 7, 2005. †
*10.47	Agreement, dated as of February 23, 2000, by and between the Company and Arnold Laubich, filed as Exhibit 10.9 to the Company's Current Report on Form 8-K, dated March 9, 2000. †
12.1	Ratio of Earnings to Fixed Charges.
12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as above indicated.

†
Denotes a management contract or compensatory plan, contract or arrangement.