Form 10-Q
period 2005-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2005-05-05
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM TO

Commission file number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	33-0160389
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
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

The number of shares of common stock of the Registrant outstanding on April 29, 2005 was 103,183,127.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (“we” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2005 and 2004

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Rental revenues:
Rental income	$101,637	$95,737
Percentage rents	2,647	2,643
Expense reimbursements	26,198	26,034
Total rental revenues	130,482	124,414

Operating Expenses:
Operating costs	22,709	23,679
Real estate and other taxes	16,539	15,077
Depreciation and amortization	25,678	20,966
Provision for doubtful accounts	2,745	1,872
General and administrative	4,995	4,993
Total operating expenses	72,666	66,587

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	57,816	57,827

Other income and expenses:
Interest, dividend and other income	2,535	2,538
Equity in income of unconsolidated ventures	689	230
Interest expense	(27,331)	(26,401)
Gain on sale of real estate	—	1,217
Minority interest in income of consolidated partnership and joint ventures	(282)	(260)
Income from continuing operations	33,427	35,151

Discontinued operations:
Income from discontinued operations (Note 5)	5,260	2,246

Net income	$38,687	$37,397

Preferred dividends	(5,467)	(5,275)
Net income available to common stock – basic	33,220	32,122
Minority interest in income of consolidated partnership	282	260
Net income available to common stock – diluted	$33,502	$32,382

Basic earnings per common share:
Income from continuing operations	$0.27	$0.30
Discontinued operations	0.05	0.02
Basic earnings per share	$0.32	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.30
Discontinued operations	0.05	0.02
Diluted earnings per share	$0.32	$0.32

Average shares outstanding – basic	102,820	99,419
Average shares outstanding – diluted	106,135	102,008

Dividends per common share	$0.4125	$0.4125

Other comprehensive income:
Net income	$38,687	$37,397
Unrealized (loss) gain on available-for-sale securities	(239)	123
Realized (loss) gain on interest risk hedges, net	(2,380)	40
Unrealized gain (loss) on interest risk hedges, net	4,684	(2,499)
Comprehensive income	$40,752	$35,061

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(In thousands, except par value amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land	$908,897	$897,411
Building and improvements	3,187,220	3,090,779
Accumulated depreciation and amortization	(451,255)	(428,427)
Net real estate	3,644,862	3,559,763
Real estate held for sale	1,630	20,835
Cash and cash equivalents	23,952	7,292
Restricted cash	19,915	22,379
Marketable securities	3,194	3,433
Receivables:
Trade, net of allowance for doubtful accounts of $24,965 and $24,239 at March 31, 2005 and December 31, 2004, respectively	30,303	31,043
Deferred rent, net of allowance of $3,161 and $3,548 at March 31, 2005 and December 31, 2004, respectively	32,966	31,931
Other, net	18,460	18,627
Mortgages and notes receivable	876	8,881
Prepaid expenses and deferred charges	58,988	47,646
Investments in/advances to unconsolidated ventures	35,281	31,888
Intangible assets	36,363	32,085
Other assets	13,382	15,939
Total assets	$3,920,172	$3,831,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $20,802 and $20,400 at March 31, 2005 and December 31, 2004, respectively	$575,965	$551,522
Notes payable, net of unamortized discount of $4,558 and $4,723 at March 31, 2005 and December 31, 2004, respectively	1,068,840	970,563
Credit facilities	395,000	446,000
Capital leases	28,157	28,234
Dividends payable	47,753	47,698
Other liabilities	109,788	105,269
Tenant security deposits	11,691	11,511
Total liabilities	2,237,194	2,160,797

Minority interest in consolidated partnership	44,687	30,784

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at March 31, 2005 and December 31, 2004; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding at March 31, 2005 and December 31, 2004	10	10
Common stock, $.01 par value, 250,000 shares authorized; 103,074 and 102,845 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,030	1,028
Additional paid-in capital	2,011,299	2,005,977
Accumulated other comprehensive loss	(2,966)	(5,031)
Accumulated distribution in excess of net income	(371,082)	(361,823)
Total stockholders’ equity	1,638,291	1,640,161
Total liabilities and stockholders’ equity	$3,920,172	$3,831,742

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited, in thousands)

	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$38,687	$37,397
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	26,096	21,643
Amortization of net premium/discount on mortgages and notes payable	(855)	(806)
Amortization of deferred debt and loan acquisition costs	556	373
Amortization of stock options	415	153
Interest on swaps	95	—
Gain on sale of real estate, net	—	(1,217)
Gain on sale of discontinued operations, net	(5,005)	(1,414)
Minority interest in income of consolidated partnership	282	260
Equity in income of unconsolidated ventures	(689)	(230)
Changes in operating assets and liabilities, net:
Change in restricted cash	2,464	6,668
Change in trade receivables	772	(2,910)
Change in deferred rent receivables	(1,024)	1,468
Change in other receivables	166	960
Change in other liabilities	1,592	(4,842)
Change in tenant security deposits	211	49
Change in sundry assets and liabilities	(7,667)	3
Net cash provided by operating activities	56,096	57,555

Cash flows from investing activities:
Real estate acquisitions and building improvements	(32,498)	(27,044)
Acquisition, net of cash and restricted cash received	(21,667)	(86,348)
Proceeds from real estate sales, net	8,383	8,851
Advances for mortgage notes receivable, net	(93)	—
Repayments of mortgage notes receivable	8,005	26,497
Leasing commissions paid	(3,311)	(3,179)
Cash from joint venture consolidation (Note 2)	172	—
Capital contributions to joint ventures	(5,506)	(8,456)
Distributions from joint ventures	10,793	4,831
Net cash used in investing activities	(35,722)	(84,848)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(3,832)	(9,036)
Proceeds from medium-term note issuance, net	99,930	149,114
Cash paid for settlement of a reverse arrears swap	(2,476)	—
Proceeds from credit facility borrowing	62,000	108,000
Repayment of credit facility	(113,000)	(178,000)
Financing fees	(1,704)	(1,267)
Distributions paid to minority partners	(677)	(1,401)
Dividends paid	(47,699)	(45,692)
Proceeds from exercise of stock options	1,149	9,082
Repayment of loans receivable for the purchase of common stock	118	249
Proceeds from dividend reinvestment plan	2,477	2,928
Net cash (used in) provided by financing activities	(3,714)	33,977

Net increase in cash and cash equivalents	16,660	6,684

Cash and cash equivalents at beginning of period	7,292	5,328

Cash and cash equivalents at end of period	$23,952	$12,012

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$26,932	$22,950
Capitalized interest	1,230	1,268
State and local taxes paid	35	133
Mortgages assumed in acquisition	27,797	30,275
Partnership units issued in acquisition	14,547	11,223
Satisfaction of notes receivable	—	12,165

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Description of Business

New Plan Excel Realty Trust, Inc. (together with its subsidiaries, the “Company”) is operated as a self-administered, self-managed real estate investment trust (“REIT”).  The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

Note 2:           Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership (Note 9), and, for the three months ended March 31, 2005, certain of the Company’s joint ventures, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Net earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) preferred stock (using the “if converted” method), (ii) ERP limited partnership units, (iii) convertible senior notes and (iv) restricted stock grants and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $25.0 million and $24.2 million as of March 31, 2005 and December 31, 2004, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

Business Combinations

In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost.  Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.  The below-market value of leases is recorded in Other liabilities.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At March 31, 2005 and December 31, 2004, the Company had aggregate loans to employees of approximately $0.6 million and $0.8 million, respectively.

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

Internal Leasing Costs

Effective January 1, 2002, the Company commenced capitalizing internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  As of March 31, 2005 and December 31, 2004, approximately $16.8 million and $15.4 million of gross internal leasing costs had been capitalized, respectively.  As of March 31, 2005 and December 31, 2004, the net carrying value of internal leasing costs was approximately $13.1 million and $12.3 million, respectively.  For the three months ended March 31, 2005 and 2004, approximately $0.7 million and $0.4 million of capitalized costs had been amortized, respectively.

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.7 million at March 31, 2005 and December 31, 2004.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At March 31, 2005, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $17.0 million, expiring from 2015 to 2018.

Segment Information

The principal business of the Company is the ownership and management of community and neighborhood shopping centers.  The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.  Further, all of the Company’s operations and assets are within the United States and no tenant comprises more than 5% of revenue.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement 123(R), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).  SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide service.  As modified on April 14, 2005, SFAS No. 123(R) is effective as of the first annual reporting period that begins after June 15, 2005, but early adoption is encouraged.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2004, FASB also issued Statement 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS No. 153”).  This statement amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 becomes effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  SFAS No. 153 is not expected to have a material impact on the consolidated financial statements of the Company.

Note 3:   Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2005, the Company acquired three shopping centers (Brunswick Town Center, Hillcrest Shopping Center and West Ridge Shopping Center) and a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing, a community shopping center owned by the Company.  Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	01/13/05	20,338	(1)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	02/16/05	312,449		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	03/17/05	167,559		$16.6	—	$11.0	$5.6
	Total				$69.6	$14.5	$27.8	$27.3

(1)   Also includes 2.5 acres of land.

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company allocated approximately $2.9 million to leases acquired.  Of this amount, approximately $3.7 million was attributable to the value of in-place leases at the time of acquisition, legal fees and leasing commissions, and approximately $(0.8) million, net was attributable to above/below market lease value.  The $2.9 million, net of accumulated amortization of $0.1 million, was recorded as either intangible assets or other liabilities on the Company’s consolidated balance sheets.

During fiscal 2004, the Company acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe, and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which the Company owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which the Company owned the other 50% interest.  Please refer to the following table for additional details (dollars in millions).

					Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area	Purchase Price	ERP Units	Assumed Debt		Cash
New Britain Village Square	Chalfont, PA	01/09/04	143,716	$23.4	$11.2	$12.2	(1)	—
Clearwater Mall *	Clearwater, FL	01/30/04	285,519	$30.0	—	—		$30.0
Elk Grove Town Center	Elk Grove Village, IL	01/30/04	131,849	$21.0	—	$14.5		$6.5
Villa Monaco	Denver, CO	02/19/04	122,213	$12.0	—	—		$12.0
Florence Square	Florence, KY	03/17/04	361,251	$39.5	—	$15.8		$23.7
Unity Plaza	East Fishkill, NY	04/28/04	11 acres	$6.0	—	—		$6.0
Stockbridge Village	Stockbridge, GA	04/29/04	188,203	$23.8	—	—		$23.8
Starlite Plaza	Sylvania, OH	07/22/04	222,450	$16.8	—	—		$16.8
Village Center	Smithtown, NY	08/19/04	97,401	$16.8	—	$4.4		$12.4
Annex of Arlington	Arlington Heights, IL	08/26/04	197,328	$27.2	—	$17.9		$9.3
Marketplace	Tulsa, OK	09/01/04	186,851	$18.0	$8.8	$9.2		—
The Market at Preston Ridge *	Frisco, TX	09/01/04	50,326	$5.2	—	—		$5.2
Silver Pointe	Fenton, MI	11/23/04	86,141	$10.2	—	$7.2		$3.0
The Shoppes at Southside	Jacksonville, FL	12/10/04	109,113	$25.0	—	—		$25.0
	Total			$274.9	$20.0	$81.2		$173.7

*      The Company acquired the remaining 50% interest in the property in which the Company owned the other 50% interest.

(1)   Represents the assumption of a mortgage loan previously made by the Company to the seller.

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company allocated approximately $35.6 million to leases acquired.  Of this amount, approximately $35.3 million was attributable to the value of in-place leases at the time of acquisition, legal fees and leasing commissions, and approximately $0.3 million was attributable to above market lease value.  The $35.6 million, net of accumulated amortization of $3.5 million, was recorded in intangible assets on the Company’s consolidated balance sheets.

Dispositions

During the three months ended March 31, 2005, the Company sold two properties and one land parcel for aggregate gross proceeds of approximately $8.7 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

During 2004, the Company sold 14 properties, two outparcels, one land parcel and 90% of its ownership interest in Villa Monaco for aggregate gross proceeds of approximately $57.9 million, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow (the purchase money note was repaid in full as of March 31, 2005).  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

Note 4:   Real Estate Held for Sale

As of March 31, 2005, two land parcels were classified as “Real estate held for sale.”  These properties are located in two states and had an aggregate book value of approximately $1.6 million as of March 31, 2005.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

As of December 31, 2004, four retail properties and one land parcel were classified as “Real estate held for sale.”  These properties are located in five states and have an aggregate gross leasable area of approximately 0.4 million square feet.  Such properties had an aggregate book value of approximately $20.8 million, net of accumulated depreciation of approximately $3.2 million as of December 31, 2004.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

Note 5:   Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Total revenue	$119	$2,092

Operating costs	(42)	(653)

Real estate taxes	(60)	(121)

Interest expense	(5)	(58)

Depreciation and amortization	(10)	(298)

Provision for doubtful accounts	254	(131)

Total operating costs	137	(1,261)

Income from discontinued operations before impairment and gain on sale	256	831

Gain on sale of other discontinued operations (1)	5,004	1,415

Income from discontinued operations	$5,260	$2,246

(1)  For the three months ended March 31, 2005, balance includes approximately $3.3 million attributable to the gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest.

Note 6:   Investments in/Advances to Unconsolidated Ventures

At March 31, 2005, the Company had investments in six unconsolidated joint ventures: (1) Arapahoe Crossings, L.P., (2) BPR Partnerships, (3) BPR Shopping Center, L.P., (4) CA New Plan Venture Fund, (5) NP / I&G Institutional Retail Company, LLC, and (6) Westgate Mall, LLC.  The Company accounts for these investments using the equity method.  The following table summarizes these joint venture projects as of March 31, 2005 and December 31, 2004 (dollars in thousands):

					Investments in/Advances to
	City	State	JV Partner	Percent Ownership	March 31, 2005		December 31, 2004
Arapahoe Crossings, L.P.
Arapahoe Crossings (1)	Aurora	CO	Foreign Investor	30%	$6,632		$6,718

BPR Partnerships
Undeveloped land parcels (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$2,003		$1,993

BPR Shopping Center, L.P.
The Centre at Preston Ridge (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$3,683		$3,683

CA New Plan Venture Fund (3)
Villa Monaco	Denver	CO	Major U.S. Pension Fund	10%		*		*
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%		*		*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%		*		*
Shoppes of Victoria Square	Port St. Lucie	FL	Major U.S. Pension Fund	10%		*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%		*		*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%		*		*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%		*		*
Marrero Shopping Center	Marrero	LA	Major U.S. Pension Fund	10%		*		*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%		*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%		*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%		*		*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%		*		*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%		*		*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%		*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%		*		*

In Process Development / Redevelopment Properties
Stone Mountain Festival	Stone Mountain	GA	Major U.S. Pension Fund	10%		*		*
Clinton Crossings	Clinton	MS	Major U.S. Pension Fund	10%		*		*
					$6,751		$6,963

NP/I&G Institutional Retail Company, LLC (3)
New London Mall	New London	CT	JPMorgan Fleming Asset Management	20%		*	—
Riverplace Shopping Center	Jacksonville	FL	JPMorgan Fleming Asset Management	20%		*		*
Conyers Crossroads	Conyers	GA	JPMorgan Fleming Asset Management	20%		*		*
Village Shoppes of Flowery Branch	Flowery Branch	GA	JPMorgan Fleming Asset Management	20%		*		*
Village Shoppes of East Cherokee	Woodstock	GA	JPMorgan Fleming Asset Management	20%		*		*
DSW Plaza at Lake Grove	Lake Grove	NY	JPMorgan Fleming Asset Management	20%		*		*
Skytop Pavilion	Cincinnati	OH	JPMorgan Fleming Asset Management	20%		*		*
					$15,384		$12,531

Westgate Mall, LLC (4)
Westgate Mall	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$828		—

		Investments in/Advances to Unconsolidated Ventures			$35,281		$31,888

*                      Multiple properties held in a single joint venture investment.

(1)                 The Company receives increased participation after a 10% return.

(2)                 The Company receives a 10% preferred return on its investment.

(3)                 The Companyreceives increased participation after a 12% IRR.

(4)                 The Company receives increased participation after a 13% return.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (in thousands, except footnotes):

Condensed Combined Balance Sheets

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$14,445	$10,848
Receivables	9,978	8,814
Property and equipment, net of accumulated depreciation	541,243	501,517
Other assets, net of accumulated amortization	22,628	18,171
Total Assets	$588,294	$539,350

Long-term debt	$395,775	$364,719
Accrued interest	1,566	1,700
Other liabilities	13,416	8,047
Total liabilities	410,757	374,466
Total partners’ capital	177,537	164,884
Total liabilities and partners’ capital	$588,294	$539,350

Company’s investments in/advances to unconsolidated ventures	$35,281	$31,888

Condensed Combined Statements of Income

	Three Months Ended March 31,
	2005	2004
Rental revenues	$18,009	$14,500
Operating expenses	(5,000)	(5,174)
Interest expense	(5,229)	(3,520)
Other expense, net	(4,009)	(2,465)
Loss on sale of real estate, net	—	(958)
Net income	$3,771	$2,383

Company’s share of net income (1)	$689	$230

(1)           Includes preferred returns of $0.2 million for the three months ended March 31, 2004.

The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of March 31, 2005.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $49.1 million as of March 31, 2005.

•      BPR Partnerships. The Company has a 50% investment in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2005.

•      BPR Shopping Center, L.P.  The Company has a 25% interest in a venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $69.1 million as of March 31, 2005.

•      CA New Plan Venture Fund.  The Company, together with a third party institutional investor, has an investment in a joint venture which owned 15 operating retail properties and two retail properties under redevelopment as of March 31, 2005.  Under the terms of this joint venture, the Company has a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by the Company as of March 31, 2005.  The Company anticipates contributing the remaining $2.6 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $134.3 million as of March 31, 2005.

•      NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned seven retail properties as of March 31, 2005.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $15.5 million had been contributed by the Company as of March 31, 2005. The Company anticipates contributing the remaining $14.5 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $143.3 million as of March 31, 2005.

•      Westgate Mall, LLC.  On February 25, 2005, the Company formed a joint venture with Transwestern Investment Company and The Richard E. Jacobs Group for the specific purpose of acquiring Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture.  The Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $20.8 million as of March 31, 2005.

Note 7:   Debt Obligations

As of March 31, 2005 and December 31, 2004, the Company had debt obligations under various arrangements with financial institutions as follows (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	March 31, 2005	December 31, 2004	Stated Interest Rates		Scheduled Maturity Date
CREDIT FACILITIES
Revolving Facility	$350,000	$245,000	$296,000	LIBOR + 65 bp	(1) (2)	June 2007
Secured Term Loan	150,000	150,000	150,000	LIBOR + 85 bp	(1)	June 2007
Total Credit Facilities	$500,000	$395,000	$446,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$530,517	$506,367	6.670% - 9.625%		2005 – 2028
Variable Rate Mortgages		24,646	24,755	Variable	(3)	2006 – 2011
Total Mortgages		555,163	531,122
Net unamortized premium		20,802	20,400
Total Mortgages, net		$575,965	$551,522

NOTES PAYABLE
7.75% unsecured notes (4)		$100,000	$100,000	7.750%		April 2005
7.35% unsecured notes		30,000	30,000	7.350%		June 2007
5.88% unsecured notes		250,000	250,000	5.875%		June 2007
7.40% unsecured notes		150,000	150,000	7.400%		September 2009
4.50% unsecured notes (5)		150,000	150,000	4.500%		February 2011
5.50% unsecured notes		50,000	50,000	5.500%		November 2013
5.30% unsecured notes		100,000	—	5.300%		January 2015
3.75% unsecured notes (6)		115,000	115,000	3.750%		June 2023
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029
Total Notes		1,075,000	975,000
Net unamortized discount		(4,558)	(4,723)
Impact of pay-floating swap agreements		(1,602)	286
Total Notes, net		$1,068,840	$970,563

CAPITAL LEASES		$28,157	$28,234	7.500%		June 2031

TOTAL DEBT		$2,067,962	$1,996,319

(1)   The Company incurs interest using the 30-day LIBOR rate which was 2.87% as of March 31, 2005.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)   The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)   As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 2.87% as of March 31, 2005, plus spreads ranging from 65 to 85 basis points, or the Moody’s A Corporate Bond Index, which was 5.40% as of March 31, 2005, plus spreads ranging from 12.5 to 37.5 basis points.

(4)   This note was repaid in full on April 5, 2005.  Please refer to Note 13 for additional details.

(5)   The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six month LIBOR rate.

(6)   Represents the Company’s convertible senior notes, which are redeemable for cash, in whole or in part, any time after June 9, 2008.

The Company’s $350.0 million unsecured revolving credit facility (the “Revolving Facility”) and the Company’s $150.0 million secured term loan facility (the “Secured Term Loan”) require that the Company maintain certain financial coverage ratios.  These coverage ratios currently include:

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

•              unsecured debt to unencumbered assets value ratio of no more than 55%

•              book value of ancillary assets to total adjusted assets of no more than 25%

•              book value of new construction assets to total adjusted assets of no more than 15%

•              Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On January 13, 2005, the Company completed a public offering of $100.0 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.30% (the “2005 Debt Offering”).  The notes are due on January 15, 2015 and were priced at 99.930% of par value to yield 5.309%.  Net proceeds from the offering were used to repay a portion of the amount outstanding under the Revolving Facility.  Concurrent with the pricing of the 2005 Debt Offering, the Company settled four of its seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.

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

As of March 31, 2005, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2005	$136,891
2006	44,659
2007	716,559
2008	204,309
2009	178,157
Thereafter	772,745
Total debt maturities	2,053,320

Net unamortized premiums on mortgages	20,802
Net unamortized discount on notes	(4,558)
Fair value adjustment on pay-floating swap agreements	(1,602)

Total debt obligations	$2,067,962

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

During 2004, the Company entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount.  These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate.  Concurrent with the pricing of the 2005 Debt Offering, the Company settled four of the seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  The remaining three swaps will terminate on April 6, 2015.  The gain or loss relating to the effective portion of the remaining three forward starting interest rate swap agreements will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2005 (in thousands).  The notional amounts at March 31, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(1,142)
Reverse Arrears Swap	Fair Value	$15,000	4.030%	02/01/11	(460)
Forward Starting Swap	Cash Flow	$25,000	5.053%	04/06/15	(257)
Forward Starting Swap	Cash Flow	$25,000	5.039%	04/06/15	(228)
Forward Starting Swap	Cash Flow	$50,000	5.765%	04/06/15	(3,326)
					$(5,413)

On March 31, 2005, the reverse arrears swap agreements and the forward starting swap agreements were reported at their fair values as Other Assets of $(1.6) million and Other Liabilities of $3.8 million, respectively.  Additionally, the reverse arrears swap debt of approximately $1.6 million at March 31, 2005 was reported as a component of the notes payable to which it was assigned.  As of March 31, 2005, there were approximately $5.2 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps, as well as the unsettled portion of the forward starting swap agreements.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  Approximately $0.6 million of expense, net is expected to be amortized into other comprehensive income over the next nine months.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

	Total Units		Company Units	Limited Partner Units
Outstanding at December 31, 2004	6,715,566		5,109,215	1,606,351
Issued	612,763	(1)	—	612,763	(1)

Outstanding at March 31, 2005	7,328,329		5,109,215	2,219,114

(1)  Represents limited partnership units issued in connection with the Company’s acquisition of Hillcrest Shopping Center (Note 3).

Note 10:                 Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic EPS
Numerator:
Income from continuing operations	$33,427	$35,151
Preferred dividends	(5,467)	(5,275)
Net income available to common shares from continuing operations - basic	27,960	29,876

Net income available to common shares from discontinued operations - basic	5,260	2,246

Net income available to common shares - basic	$33,220	$32,122

Denominator:
Weighted average of common shares outstanding	102,820	99,419

Earning per share - continuing operations	$0.27	$0.30
Earnings per share - discontinued operations	0.05	0.02
Basic earnings per common share	$0.32	$0.32

Diluted EPS
Numerator:
Income from continuing operations	$33,427	$35,151
Preferred dividends	(5,467)	(5,275)
Minority interest in consolidated partnership	282	260
Net income available to common shares from continuing operations - diluted	28,242	30,136

Net income available to common shares from discontinued operations - diluted	5,260	2,246

Net income available to common shares - diluted	$33,502	$32,382

Denominator:
Weighted average of common shares outstanding – basic	102,820	99,419
Effect of diluted securities:
Common stock options	1,042	1,226
Excel Realty Partners, L.P. third party units	1,964	1,363
Convertible debt	165	—
Restricted stock	144	—
Weighted average of common shares outstanding - diluted	106,135	102,008

Earning per share - continuing operations	$0.27	$0.30
Earnings per share - discontinued operations	0.05	0.02
Diluted earnings per common share	$0.32	$0.32

Note - For the three months ended March 31, 2005 and 2004, there were approximately 0.6 million stock options, respectively, that were anti-dilutive.

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

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50 million of common stock in “at the market” transactions.  As of March 31, 2005, the Company had not issued or sold any common stock under this distribution program.

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  Through March 31, 2005, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share.  No shares were repurchased in 2004 or in the three months ended March 31, 2005.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred E Shares”).

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.   Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable.  For the three months ended March 31, 2005, the Company recorded total, non-cash increases of approximately $0.2 million.  The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amount recognized for the first quarter.

Stock Based Compensation

Stock Options

The Company currently has one active stock option plan and three stock option plans under which option grants are no longer made.  In addition, two option grants were made to the Company’s Chief Executive Officer in February 2000, which were not part of the previously mentioned plans.  Pursuant to the four plans and two additional option grants, stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  The active plan is the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of March 31, 2005, approximately 3.6 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding under the four plans and the two additional option grants, at March 31, 2005, had exercise prices from $12.8125 to $26.10 and a weighted average remaining contractual life of approximately seven years.  The total option shares exercisable under all four plans and the two additional option grants, at March 31, 2005, was approximately 1.8 million.

The following tables summarize information concerning outstanding and exercisable options as of March 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$12.8125	694,501	4.9 years	$12.8125	694,501	$12.8125
$13.8125	15,000	5.2 years	$13.8125	15,000	$13.8125
$14.0000	56,000	5.5 years	$14.0000	34,700	$14.0000
$14.4375	42,600	5.1 years	$14.4375	—	—
$15.4800	408,300	6.0 years	$15.4800	237,900	$15.4800
$17.1100	20,250	6.2 years	$17.1100	20,250	$17.1100
$19.1600	540,333	7.9 years	$19.1600	121,440	$19.1600
$19.6600	25,000	7.2 years	$19.6600	25,000	$19.6600
$19.8750	150,050	4.1 years	$19.8750	150,050	$19.8750
$19.9900	1,027,440	7.0 years	$19.9900	196,536	$19.9900
$20.0625	16,250	4.2 years	$20.0625	16,250	$20.0625
$20.1250	29,780	3.5 years	$20.1250	29,780	$20.1250
$20.8300	35,000	8.2 years	$20.8300	35,000	$20.8300
$22.6250	4,000	0.5 years	$22.6250	4,000	$22.6250
$23.0000	7,500	3.6 years	$23.0000	7,500	$23.0000
$23.8100	37,250	9.2 years	$23.8100	37,250	$23.8100
$24.4167	4,200	2.8 years	$24.4167	4,200	$24.4167
$25.6900	556,700	9.9 years	$25.6900	—	—
$26.1000	614,000	8.9 years	$26.1000	122,800	$26.1000
Total	4,284,154	7.2 years	$19.7870	1,752,157	$16.8145

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2004	3,805,124	$18.85

Granted	556,700	$25.69
Exercised	(72,670)	$15.81
Forfeited	(5,000)	$25.25
Outstanding at March 31, 2005	4,284,154	$19.79

Options exercisable at March 31, 2005	1,752,157	$16.81

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

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations.  Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (in thousands, except per share amounts):

	Quarter Ended March 31,
	2005	2004
Net income, as reported	$38,687	$37,397
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(310)
Pro forma net income	$38,600	$37,087

Earnings per share:
Basic – as reported	$0.32	$0.32
Basic – pro forma	$0.32	$0.32

Earnings per share:
Diluted – as reported	$0.32	$0.32
Diluted – pro forma	$0.31	$0.31

Stock Awards

During the three months ended March 31, 2005, the Company granted 59,520 restricted shares of common stock to certain employees.  Of these shares, 29,760 will vest proportionately over five years, commencing on the first anniversary date of the initial grant.  The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares as of the date of the grant and expenses such amounts against earnings, ratably over the respective vesting period.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

During the three months ended March 31, 2005, the Company also granted 1,710 shares of common stock to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

On March 15, 2005, the Company entered into a new employment agreement with Glenn Rufrano, the Company’s Chief Executive Officer.  Pursuant to the terms of the employment agreement, Mr. Rufrano may receive an award of common stock in the event that over either a four or five year performance period either of two specified performance criteria are achieved.  The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $6.0 million.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Share Purchase Plan whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company’s common stock.  The additional shares currently are issued directly by the Company.

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan.  The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation.  Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee.  The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit.  As of March 31, 2005, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were $1.4 million.  Expense for the three months ended March 31, 2005 was immaterial.

Note 11: Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material.  The Company has, however, reserved approximately $2.3 million as of March 31, 2005 in connection with a specific tenant litigation.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company’s ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6, the Company also had the following contractual obligations as of March 31, 2005, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of three separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2005, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.5 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2005, the Company had mortgage loans outstanding of approximately $576.0 million, and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $353.1 million.

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

Year
2005	$1,751
2006	2,390
2007	2,819
2008	2,437
2009	2,399
Thereafter	40,223

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

Note 12: Comprehensive Income

Total comprehensive income was $40.8 million and $35.1 million for the three months ended March 31, 2005 and 2004, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of March 31, 2005 and December 31, 2004, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the consolidated balance sheets was comprised of the following (in thousands):

	As of March 31, 2005	As of December 31, 2004

Unrealized gains on available-for-sale securities	$2,221	$2,460
Realized gains on interest risk hedges	1,918	1,973
Realized losses on interest risk hedges	(3,294)	(969)
Unrealized losses on interest risk hedges	(3,811)	(8,495)
Accumulated other comprehensive loss	$(2,966)	$(5,031)

Note 13: Subsequent Event

On April 5, 2005, the Company entered into a $150.0 million senior unsecured term loan (the “Unsecured Term Loan”).  The Unsecured Term Loan matures on October 5, 2005 and, as of April 5, 2005, bore interest at LIBOR plus 85 basis points.  Net proceeds from the Unsecured Term Loan were used to repay $100.0 million of our 7.75% medium-term notes that were scheduled to mature on April 6, 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.

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

During the three months ended March 31, 2005, we acquired three shopping centers (Brunswick Town Center, Hillcrest Shopping Center and West Ridge Shopping Center) and a vacant building and 2.5 acres of land immediately adjacent to Midway Crossing, a community shipping center owned by us (collectively, “2005 Acquisitions”).  During 2004, we acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (collectively, “2004 Acquisitions”).  Accordingly, our results of operations for the three months ended March 31, 2005 include the results of operations of the 2005 Acquisitions (from and after the date of acquisition) and the 2004 Acquisitions.

Results of operations for the three months ended March 31, 2005 and 2004

Rental Revenues:

Total rental revenues increased $6.1 million, or 5%, from $124.4 million for the three months ended March 31, 2004 to $130.5 million for the three months ended March 31, 2005. Significant changes are discussed below.

Rental income increased $5.9 million, or 6%, from $95.7 million for the three months ended March 31, 2004 to $101.6 million for the three months ended March 31, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased rental income by approximately $0.6 million

•      2004 Acquisitions, which increased rental income by approximately $5.0 million

•      Increases in occupancy and rental rates, which increased rental income by approximately $1.1 million

•      Decreased lease settlement income, which decreased rental income by approximately $0.4 million

•      Redevelopment projects, which increased out of service space and therefore decreased rental income by approximately $0.4 million

Expense reimbursements increased $0.2 million, or 1%, from $26.0 million for the three months ended March 31, 2004 to $26.2 million for the three months ended March 31, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased expense reimbursements by approximately $0.2 million

•      2004 Acquisitions, which increased expense reimbursements by approximately $1.1 million

•      A general increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $0.3 million

•      A decrease in the amount of reimbursable insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2004, which accounted for the balance of the variance

Expenses:

Total operating expenses increased $6.1 million, or 9%, from $66.6 million for the three months ended March 31, 2004 to $72.7 million for the three months ended March 31, 2005. Significant changes are discussed below.

Operating costs decreased $1.0 million, or 4%, from $23.7 million for the three months ended March 31, 2004 to $22.7 million for the three months ended March 31, 2005. The following factors accounted for this variance:

•      2005 Acquisitions, which increased operating costs by approximately $0.1 million

•      2004 Acquisitions, which increased operating costs by approximately $0.7 million

•      Combined increases in utilities and professional fees, which increased operating costs by approximately $0.3 million

•      Decreased insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2004, which decreased operating costs by approximately $1.6 million

•      Increased capitalization of expenses, primarily attributable to our redevelopment projects, which decreased operating costs by approximately $0.5 million

Real estate and other taxes increased $1.4 million, or 9%, from $15.1 million for the three months ended March 31, 2004 to $16.5 million for the three months ended March 31, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased real estate and other taxes by approximately $0.1 million

•      2004 Acquisitions, which increased real estate and other taxes by approximately $0.9 million

•      Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which accounted for the balance of the variance

Depreciation and amortization increased $4.7 million, or 22%, from $21.0 million for the three months ended March 31, 2004 to $25.7 million for the three months ended March 31, 2005.   The following factors accounted for this variance:

•      2005 Acquisitions, which increased depreciation and amortization by approximately $0.2 million

•      2004 Acquisitions, which increased depreciation and amortization by approximately $2.3 million

•      Increased amortization expense attributable to deferred leasing commissions and legal fees, which increased depreciation and amortization by approximately $0.2 million

•      Increased depreciation expense on properties previously under redevelopment or classified as held for sale, which accounted for the balance of the variance

Provision for doubtful accounts increased $0.8 million, or 42%, from $1.9 million for the three months ended March 31, 2004 to $2.7 million for the three months ended March 31, 2005.  The following factors accounted for this variance:

•      Increased reserves taken for tenant bankruptcies, particularly in connection with the bankruptcy filing of Winn-Dixie Stores in February 2005, which increased provision for doubtful accounts by approximately $0.6 million

•      Increased reserves taken in anticipation of the redevelopment of certain assets, which increased provision for doubtful accounts by approximately $0.5 million

•      Increased recoveries, primarily attributable to aggressive collection efforts, which accounted for the balance of the variance

General and administrative expenses remained flat for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.    However, the following significant activity occurred, which eliminated any variance between the two periods:

•      Increased payroll related expenses, primarily attributable to additional stock option expense taken in accordance with the provisions of SFAS No. 148, which increased general and administrative expenses by approximately $0.3 million

•      Increased rent expense for our new corporate office location, which increased general and administrative expenses by approximately $0.3 million

•      Decreased accounting fees, primarily attributable to lower costs incurred in connection with complying with regulations under Section 404 of the Sarbanes-Oxley Act of 2002 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, which decreased general and administrative expenses by approximately $0.2 million

•      Decreased legal fees, which decreased general and administrative expenses by approximately $0.2 million

•      Increased cost allocations, primarily attributable to higher regional office costs, which decreased general and administrative expenses by approximately $0.2 million

Other Income and Expenses:

Equity in income of unconsolidated ventures increased $0.5 million, or 250%, from $0.2 million for the three months ended March 31, 2004 to $0.7 million for the three months ended March 31, 2005.  The following factors accounted for this variance:

•      Increased operating performance by the NP / I&G Institutional Retail Company, LLC joint venture, primarily attributable to the acquisition of four new properties subsequent to March 31, 2004, which increased equity in income of unconsolidated ventures by approximately $0.2 million

•      The 2004 operating loss of Benbrooke Ventures, a joint venture in which we previously had a 50% interest (until January 2005), which increased equity in income of unconsolidated ventures by approximately $0.3 million

Interest expense increased $0.9 million, or 3%, from $26.4 million for the three months ended March 31, 2004 to $27.3 million for the three months ended March 31, 2005.  The following factors accounted for this variance:

•      A net increase in the amount of public debt outstanding, primarily attributable to the 2005 Debt Offering and the 2004 Debt Offering, partially offset by the repayment of $75.0 million of our 6.875% medium-term notes and $49.0 million of our 7.33% medium-term notes and lower relative rates on our new debt issuance, which increased interest expense by approximately $0.3 million

•      An increase in the balance outstanding under the Revolving Facility, compounded by a higher interest rate on the Revolving Facility, which increased interest expense by approximately $1.1 million

•      An increase in the balance outstanding under the Secured Term Loan, compounded by a higher interest rate on the Secured Term Loan, which increased interest expense by approximately $0.5 million

•      Increased amortization of debt issuance costs, which increased interest expense by approximately $0.2 million

•      Decreased financing fees, which decreased interest expense by approximately $0.1 million

•      A net decrease in the amount of mortgage debt outstanding, primarily attributable to the payoff of several mortgages, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions and the 2004 Acquisitions, which decreased interest expense by approximately $0.7 million

•      Swap proceeds received, which decreased interest expense by approximately $0.4 million

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  For the three months ended March 31, 2005, such properties generated approximately $0.2 million and $5.0 million in results of operations and gain on sale, respectively.  For the three months ended March 31, 2004, such properties generated approximately $0.8 million and $1.4 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income available to common stockholders – diluted	$33,502	$32,382
Deduct:
Minority interest in income of consolidated partnership	(282)	(260)
Net income available to common stockholders - basic	32,220	32,122
Add:
Depreciation and amortization
Continuing operations real estate assets	25,678	20,966
Discontinued operations real estate assets	10	298
Pro rata share of joint venture real estate assets	565	373
Deduct:
Gain on the sale of real estate (1)	—	(1,217)
Gain on the sale of discontinued operations (1)	(3,732)	(947)
Pro rata share of joint venture (gain) loss on sale of real estate (1)	—	425
Funds from operations – basic	55,741	52,020

Add:
Minority interest in income of consolidated partnership	282	260
Funds from operations – diluted	$56,023	$52,280

Net cash provided by operating activities	$56,096	$57,555
Net cash used in investing activities	(35,722)	(84,848)
Net cash (used in) provided by financing activities	(3,714)	33,977

(1)  Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $27.1 million in available cash, cash equivalents and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.  As of March 31, 2005, approximately $105.0 million was available for draw under the Revolving Facility.

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

The 20 non-rejected lease locations, which include four leases at properties held in a joint venture in which we have a 10% interest, are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 752,000 square feet of gross leasable area and represent approximately $4.6 million of annual base rent, or approximately $6.18 per square foot.  This represents approximately 1.1% of our total annual base rent.

Under federal bankruptcy laws, Winn-Dixie Stores can affirm or reject its 20 remaining leases with us.  It could also seek to receive rent reductions or deferrals or other lease modifications from us.  At this time, Winn-Dixie Stores has not announced its plans with respect to these 20 remaining leases.  In the event that leases are terminated, we would seek to re-lease those spaces to new tenants.  In some cases, we believe we could re-lease the space currently occupied by Winn-Dixie Stores on terms that would be at least as favorable as the current lease with Winn-Dixie Stores.  In other cases, however, we may not be able to achieve the rental rates that Winn-Dixie Stores is currently paying.  It may also take a significant amount of time to re-lease any space vacated by Winn-Dixie Stores, during which period we would not be collecting any rent for that space.  In addition, if Winn-Dixie Stores terminates additional leases, other tenants at the effected properties may have the right to terminate their leases with us, or to pay less rent than they are currently paying.

If Winn-Dixie Stores terminates a substantial number of leases with us, or if Winn-Dixie Stores receives a substantial rent reductions or deferrals, it will adversely affect our rental revenues, and the impact may be material.  In addition, Winn-Dixie Stores’ termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, the impact of which could be material to us.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly.  Pursuant to the terms of two of our joint venture agreements, we have agreed to contribute up to an aggregate of $17.5 million of additional capital that may be required by such joint ventures.  We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Revolving Facility.

During the three months ended March 31, 2005, we completed six redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $14.1 million.  Our current redevelopment pipeline is comprised of 33 redevelopment projects, the aggregate future cost of which is expected to be approximately $128.8 million.  We also redevelop properties held in our joint ventures and our current pipeline for such properties is comprised of three redevelopment projects, the aggregate future cost of which is expected to be approximately $60.7 million.  We also have three outparcel development projects underway, the aggregate future cost of which is expected to be approximately $3.5 million.  In addition, we have two new development projects underway, the aggregate future cost of which is expected to be $21.0 million.  We intend on financing our redevelopment, joint venture redevelopment, outparcel development and new development projects through cash from operations or draws on the Revolving Facility.

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

We have established a stock repurchase program under which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  We have not repurchased any shares of common stock under this program in 2005, nor did we repurchase any shares of common stock in 2004.  In light of current market conditions, we do not anticipate effecting additional stock repurchases in the near future, although we could reevaluate this determination at any time based on market conditions.

We have also established a repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of March 31, 2005, no purchases had been made under this program.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  During the first three months of 2005, we generated approximately $8.7 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $8.1 million from the disposition of a property held through a joint venture.  During the 2004 fiscal year, we generated an aggregate of approximately $57.9 million in gross proceeds, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow, through the culling of non-core and non-strategic properties and the transfer of one property to a joint venture.  In addition, we generated approximately $4.3 million in gross proceeds from the disposition of certain properties held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of March 31, 2005 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$2,025,163	$136,615	$760,427	$381,548	$746,573
Capital Lease Obligations	28,157	276	791	918	26,172
Operating Leases	52,019	1,751	5,209	4,836	40,223
Total	$2,105,339	$138,642	$766,427	$387,302	$812,968

(1)   Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

On January 13, 2005, we completed the 2005 Debt Offering.  Net proceeds from the offering (approximately $99.3 million) were used to repay a portion of the borrowings outstanding under the Revolving Facility.  On April 5, 2005 we entered into the Unsecured Term Loan.  The Unsecured Term Loan matures on October 5, 2005 and, as of April 5, 2005, bore interest at LIBOR plus 85 basis points.  Proceeds from the Unsecured Term Loan were used to repay $100.0 million of our 7.75% medium-term notes that were scheduled to mature in April 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.  We anticipate repaying the Unsecured Term Loan and the balance of the 2005 contractual cash obligations (which includes approximately $24.7 million of mortgages and scheduled amortization) either through draws under the Revolving Facility, with proceeds generated through the sale of assets, with proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof.

The following table summarizes certain terms of our existing credit facilities as of March 31, 2005 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of March 31, 2005	Current Interest Rate (1)		Maturity Date
Revolving Facility	$350,000	$245,000	LIBOR plus 65 bp	(2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp		June 29, 2007
Total	$500,000	$395,000

(1)     We incur interest using a 30-day LIBOR rate, which was 2.87% at March 31, 2005.

(2)     We also incur an annual facility fee of 20 basis points on this facility.

The Revolving Facility, the Secured Term Loan and the Unsecured Term Loan require that we maintain certain financial coverage ratios.  These coverage ratios currently include:

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

•      unsecured debt to unencumbered assets value ratio of no more than 55%

•      book value of ancillary assets to total adjusted assets of no more than 25%

•      book value of new construction assets to total adjusted assets of no more than 15%

•      Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

Under the terms of each of the Revolving Facility, the Secured Term Loan and the Unsecured Term Loan, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into.  The Secured Term Loan also contains certain financial covenants relating to the operating performance of certain properties that collateralize the Secured Term Loan.

As of March 31, 2005, we had approximately $1.1 billion of indebtedness outstanding, excluding the impact of unamortized discounts, under three public indentures, having a weighted average interest rate of 6.0%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing credit facilities, as described above.

As of March 31, 2005, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $576.0 million of mortgage debt outstanding, excluding the impact of unamortized premiums, as of March 31, 2005, having a weighted average interest rate of 7.4% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of March 31, 2005, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Venture Fund.  We, together with a third-party institutional investor, have an investment in a joint venture which owned 15 operating retail properties and two retail properties under redevelopment as of March 31, 2005.  Under the terms of this joint venture, we have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $8.3 million, of which approximately $5.7 million had been contributed by us as of March 31, 2005.  We anticipate contributing the remaining $2.6 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $134.3 million as of March 31, 2005.  As of March 31, 2005, the book value of our investment in CA New Plan Venture Fund was approximately $6.8 million.

•      NP/I&G Institutional Retail Company, LLC.  In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned seven retail properties as of March 31, 2005.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $15.5 million as of March 31, 2005.  We anticipate contributing the remaining $14.5 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $143.3 million as of March 31, 2005.  As of March 31, 2005, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $15.4 million.

In addition, the following is a brief summary of the other joint venture obligations that we have as of March 31, 2005.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $49.1 million as of March 31, 2005.  As of March 31, 2005, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.6 million.

•      BPR Partnerships.  We have a 50% interest in a joint venture that owns approximately 38.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of March 31, 2005.  As of March 31, 2005, the book value of our investment in BPR Partnerships was approximately $2.0 million.

•      BPR Shopping Center, L.P.  We have a 25% interest in a venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $69.1 million as of March 31, 2005.  As of March 31, 2005, the book value of our investment in BPR Shopping Center, L.P. was $3.7 million.

•      Westgate Mall, LLC.  On February 25, 2005, we formed a joint venture with Transwestern Westgate, LLC and JG Westgate LLC for the specific purpose of acquiring Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $20.8 million as of March 31, 2005.   As of March 31, 2005, the book value of our investment in Westgate Mall, LLC was approximately $0.8 million.

In addition, as of March 31, 2005, we had investments in another joint venture (BPR West) which has been included as a consolidated entity in our financial statements in accordance with the provisions of FIN 46.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2005, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of three separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2005, there was no balance outstanding under either letter of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.5 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2005, we had mortgage loans outstanding of approximately $576.0 million and our joint ventures had mortgage loans outstanding of approximately $353.1 million.

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

Year
2005	$1,751
2006	2,390
2007	2,819
2008	2,437
2009	2,399
Thereafter	40,223

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item I of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 3.                    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, we had approximately $24.6 million of outstanding floating rate mortgages.  We also had approximately $395.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2005, in relation to our $2.1 billion of outstanding total debt, our $3.9 billion of total assets and our $4.9 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

 As of March 31, 2005, we had entered into five hedging agreements: two reverse arrears swap agreements and three forward starting swaps.   The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

During the year ended December 31, 2004, we entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount.  These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate.  Concurrent with the pricing of the 2005 Debt Offering, we settled four of the seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  The remaining three swaps will terminate on April 6, 2015.  The gain or loss on the remaining three forward starting interest rate swap agreements will be deferred in accumulated other comprehensive income and will be amortized into earnings as an increase/decrease in effective interest expense during the same period or periods in which the hedged transaction affects earnings.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.8 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.8 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $484.6 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of March 31, 2005.  If market rates of interest increase by 1%, the fair value of our fixed rate debt would decrease by approximately $66.8 million.  If market rates of interest decreased by 1%, the fair value of our fixed rate debt would increase by approximately $74.2 million. This assumes that our total debt outstanding remains at $2.1 billion, the balance as of March 31, 2005.

As of March 31, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                    Exhibits

Exhibits:

10.1*	Director Compensation Schedule, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †

10.2*	Schedule of Compensation for Named Executive Officers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †

10.3*	Employment Agreement, dated as of March 15, 2005, by and between the Company and Glenn Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †

10.4*	Employment Agreement, dated as of March 15, 2005, by and between the Company and Michael Carroll, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †

10.5*	Agreement, dated as of March 15, 2005, by and between the Company and Leonard Brumberg, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Incorporated herein by reference as above indicated.

†              Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2005

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer