Form 10-Q
period 2005-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2005-08-08
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

YES  ☒    NO  ☐

The number of shares of common stock of the Registrant outstanding on August 1, 2005 was 103,578,948.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2005 and 2004

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Rental revenues:
Rental income	$101,518	$95,084	$202,188	$189,903
Percentage rents	1,611	1,354	4,242	3,979
Expense reimbursements	29,352	24,402	55,221	50,164
Total rental revenues	132,481	120,840	261,651	244,046

Operating Expenses:
Operating costs	21,501	19,258	43,917	42,607
Real estate taxes	18,665	14,966	35,044	29,909
Depreciation and amortization	24,629	21,403	49,908	42,162
Provision for doubtful accounts	2,311	2,453	5,033	4,305
General and administrative	4,982	5,173	9,977	10,166
Total operating expenses	72,088	63,253	143,879	129,149

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	60,393	57,587	117,772	114,897

Other income and expenses:
Interest, dividend and other income	2,127	1,849	4,662	4,388
Equity in income of unconsolidated ventures	441	559	1,131	789
Interest expense	(28,177)	(26,536)	(55,509)	(52,937)
Gain on sale of real estate	—	—	—	1,217
Impairment of real estate	—	(43)	—	(43)
Minority interest in income of consolidated partnership and joint ventures	(1,134)	(476)	(1,416)	(736)
Income from continuing operations	33,650	32,940	66,640	67,575

Discontinued operations:
Income (loss) from discontinued operations (Note 5)	7,047	(24)	12,743	2,738

Net income	$40,697	$32,916	$79,383	$70,313

Preferred dividends	(5,471)	(5,275)	(10,938)	(10,550)
Net income available to common stock – basic	35,226	27,641	68,445	59,763
Minority interest in income of consolidated partnership	251	286	533	546
Net income available to common stock – diluted	$35,477	$27,927	$68,978	$60,309

Basic earnings per common share:
Income from continuing operations	$0.27	$0.28	$0.54	$0.57
Discontinued operations	0.07	—	0.12	0.03
Basic earnings per share	$0.34	$0.28	$0.66	$0.60

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.27	$0.53	$0.56
Discontinued operations	0.06	—	0.12	0.03
Diluted earnings per share	$0.33	$0.27	$0.65	$0.59

Average shares outstanding – basic	103,164	100,159	103,002	99,789
Average shares outstanding – diluted	106,685	102,272	106,404	102,142

Dividends per common share	$0.4125	$0.4125	$0.4125	$0.4125

Other comprehensive income:
Net income	$40,697	$32,916	$79,383	$70,313
Unrealized gain (loss) on available-for-sale securities	564	(282)	325	(159)
Unrealized gain on deferred compensation	24	—	24	—
Realized (loss) gain on interest risk hedges, net	(157)	41	(2,168)	81
Unrealized (loss) gain on interest risk hedges, net	(5,475)	4,048	(791)	1,549
Comprehensive income	$35,653	$36,723	$76,773	$71,784

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(In thousands, except par value amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land	$891,505	$897,411
Building and improvements	3,229,987	3,090,779
Accumulated depreciation and amortization	(452,924)	(428,427)
Net real estate	3,668,568	3,559,763
Real estate held for sale	24,178	20,835
Cash and cash equivalents	8,361	7,292
Restricted cash	18,671	22,379
Marketable securities	3,759	3,433
Receivables:
Trade, net of allowance for doubtful accounts of $25,610 and $24,239 at June 30, 2005 and December 31, 2004, respectively	27,750	31,043
Deferred rent, net of allowance of $2,907 and $3,548 at June 30, 2005 and December 31, 2004, respectively	35,415	31,931
Other, net	18,593	18,627
Mortgages and notes receivable	854	8,881
Prepaid expenses and deferred charges	53,457	47,646
Investments in/advances to unconsolidated ventures	39,306	31,888
Intangible assets	36,635	32,085
Other assets	15,355	15,939
Total assets	$3,950,902	$3,831,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $19,816 and $20,400 at June 30, 2005 and December 31, 2004, respectively	$558,382	$551,522
Notes payable, net of unamortized discount of $4,361 and $4,723 at June 30, 2005 and December 31, 2004, respectively	971,137	970,563
Credit facilities	535,000	446,000
Capital leases	28,061	28,234
Dividends payable	47,919	47,698
Other liabilities	121,748	105,269
Tenant security deposits	12,014	11,511
Total liabilities	2,274,261	2,160,797

Minority interest in consolidated partnership and joint ventures	45,017	30,784

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at June 30, 2005 and December 31, 2004; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625%Series E Cumulative Redeemable Preferred, 800 shares outstanding at June 30, 2005 and December 31, 2004	10	10
Common stock, $.01 par value, 250,000 shares authorized; 103,487 and 102,845 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,034	1,028
Additional paid-in capital	2,016,875	2,005,977
Accumulated other comprehensive loss	(7,752)	(5,031)
Accumulated distribution in excess of net income	(378,543)	(361,823)
Total stockholders’ equity	1,631,624	1,640,161
Total liabilities and stockholders’ equity	$3,950,902	$3,831,742

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited, in thousands)

	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$79,383	$70,313
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	51,338	43,916
Amortization of net premium/discount on mortgages and notes payable	(1,644)	(1,388)
Amortization of deferred debt and loan acquisition costs	1,224	1,738
Amortization of stock options	891	485
Interest on swaps	197	—
Gain on sale of real estate, net	—	(1,217)
Gain on sale of discontinued operations, net	(11,696)	(445)
Minority interest in income of consolidated partnership	1,416	736
Impairment of real estate assets	—	43
Equity in income of unconsolidated ventures	(1,131)	(789)
Changes in operating assets and liabilities, net:
Change in restricted cash	3,708	6,997
Change in trade receivables	3,303	2,718
Change in deferred rent receivables	(3,472)	(3,174)
Change in other receivables	33	(5,159)
Change in other liabilities	7,112	(975)
Change in tenant security deposits	468	146
Change in sundry assets and liabilities	(6,718)	(4,798)
Net cash provided by operating activities	124,412	109,147

Cash flows from investing activities:
Real estate acquisitions and building improvements	(71,343)	(52,186)
Acquisition, net of cash and restricted cash received	(56,129)	(116,350)
Proceeds from real estate sales, net	17,503	30,207
Advances for mortgage notes receivable, net	—	(8,331)
Repayments of mortgage notes receivable	10,650	26,525
Leasing commissions paid	(6,070)	(6,053)
Cash from joint venture consolidation (Note 2)	54	665
Cash paid for joint venture investment	(5,441)	(9,748)
Proceeds from sale of joint venture interest	8,160	3,870
Capital contributions to joint ventures	(6,300)	(1,557)
Distributions from joint ventures	6,208	7,829
Net cash used in investing activities	(102,708)	(125,129)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(20,526)	(33,837)
Proceeds from public debt offering	99,930	149,114
Repayment of public debt	(100,000)	—
Cash received from rate lock swap	—	775
Cash paid for settlement of a reverse arrears swap	(2,476)	(1,275)
Proceeds from credit facility borrowing	295,000	260,000
Repayment of credit facility	(206,000)	(270,000)
Financing fees	(2,024)	(4,038)
Distributions paid to minority partners	(1,483)	(2,698)
Dividends paid	(95,496)	(89,520)
Proceeds from exercise of stock options	7,347	11,279
Repayment of loans receivable for the purchase of common stock	118	255
Proceeds from dividend reinvestment plan	4,975	3,123
Net cash (used in) provided by financing activities	(20,635)	23,178

Net increase in cash and cash equivalents	1,069	7,196

Cash and cash equivalents at beginning of period	7,292	5,328

Cash and cash equivalents at end of period	$8,361	$12,524

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$59,011	$55,312
Capitalized interest	3,412	3,016
State and local taxes paid	(140)	266
Mortgages assumed in acquisition	27,797	30,275
Partnership units issued in acquisition	14,547	11,223
Satisfaction of notes receivable	—	15,091

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

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Net earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) preferred stock (using the “if converted” method), (ii) ERP limited partnership units, (iii) convertible senior notes, (iv) restricted stock grants and (v) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $25.6 million and $24.2 million as of June 30, 2005 and December 31, 2004, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings.	35 to 40 years
Building Improvements	5 to 40 years
Tenant Improvements	The shorter of the term of the related lease or useful life

Business Combinations

In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of the tangible assets, consisting of land, buildings and buildings and tenant improvements, are determined as if vacant, that is, at replacement cost.  Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.  The below-market value of leases is recorded in Other liabilities.

Above-market, below-market and in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market or below-market lease value is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease, plus any renewal periods with fixed rental terms that are considered to be below-market.

The total amount of other intangible assets allocated to in-place lease values and tenant relationship intangible values is based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant.  Factors considered in the allocation of these values include, among other factors, the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases.  Management will also consider information obtained about a property in connection with its pre-acquisition due diligence.  Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions.  Management will estimate costs required to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property.  Independent appraisals and/or management’s estimates will be used to determine these values.

The value of in-place leases is amortized to expense over the remaining initial term of each lease.  The value of tenant relationship intangibles is amortized to expense over the initial and renewal terms of the leases, where renewal is reasonably assured; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place values and tenant relationship values, will be charged as an expense.

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property (taking into account the anticipated holding period of the asset) is less than the carrying value of the property.  Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, and reflected as an adjustment to the basis of the property.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%.  Interest is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At June 30, 2005 and December 31, 2004, the Company had aggregate loans to employees of approximately $0.6 million and $0.8 million, respectively.

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

Internal Leasing Costs

The Company capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Please refer to the following table for additional information regarding the capitalization of internal leasing costs (dollars in thousands).

Balance at December 31, 2003	$8,870

Costs capitalized	2,402
Amortization	(395)

Balance at March 31, 2004	10,877

Costs capitalized	2,359
Amortization	(687)

Balance June 30, 2004	$12,549

Balance at December 31, 2004	$15,392

Costs capitalized	2,073
Amortization	(706)

Balance at March 31, 2005	16,759

Costs capitalized	1,999
Amortization	(768)

Balance June 30, 2005	$17,990

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure under the plan, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.7 million at June 30, 2005 and December 31, 2004.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At June 30, 2005, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $15.3 million, expiring from 2015 to 2018.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”).  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions.   SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted.  The adoption of SFAS No. 154 is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement 123(R), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).  SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide such services.  As modified on April 14, 2005, SFAS No. 123(R) is effective as of the first annual reporting period that begins after June 15, 2005.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

Note 3:                                 Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2005, the Company acquired three shopping centers (Brunswick Town Center, Hillcrest Shopping Center and West Ridge Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing (a shopping center owned by the Company), the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which the Company owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which the Company owned the other 10% interest.  Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	01/13/05	20,338	(1)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	02/16/05	343,914		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	03/17/05	163,131		$16.6	—	$11.0	$5.6
Marketplace at Wycliffe (2)	Lake Worth, FL	06/01/05	133,520		$35.7	—	—	$35.7
Mableton Walk (2)	Mableton, GA	06/01/05	105,742		—	—	—	—
	Total				$105.3	$14.5	$27.8	$63.0

(1)          Also includes 2.5 acres of land.

(2)          Property acquired as a component of a multi-property transaction.  Purchase price and cash listed for Marketplace at Wycliffe represent the combined amounts for the acquisition of 100% interests in both properties.

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company allocated approximately $6.2 million to leases acquired.  Of this amount, approximately $5.4 million was attributable to the value of in-place leases at the time of acquisition, legal fees and leasing commissions, and approximately $1.1 million, net was attributable to above/(below) market lease value.  The $6.2 million, net of accumulated amortization of $0.3 million, was recorded as either intangible assets or other liabilities on the Company’s consolidated balance sheets.

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

__________________________________

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

Dispositions

During the six months ended June 30, 2005, the Company sold four properties and two land parcels for aggregate gross proceeds of approximately $18.1 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

During 2004, the Company sold 14 properties, two outparcels, one land parcel and 90% of its ownership interest in Villa Monaco for aggregate gross proceeds of approximately $57.9 million, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow (the purchase money note was repaid in full in early 2005).  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

Note 4:                                 Real Estate Held for Sale

As of June 30, 2005, four shopping centers and one land parcel were classified as “Real estate held for sale.”  These properties are located in four states and have an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $24.2 million as of June 30, 2005.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

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

Note 5:                                 Income (Loss) from Discontinued Operations

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue
Real estate held for sale	$856	$970	$1,830	$1,831
Other discontinued operations	374	2,145	831	4,582
Total revenue	$1,230	$3,115	$2,661	$6,413

Operating costs
Real estate held for sale	(167)	(143)	(346)	(334)
Other discontinued operations	(99)	(666)	(256)	(1,459)

Real estate taxes
Real estate held for sale	(134)	(72)	(240)	(160)
Other discontinued operations	(45)	(315)	(159)	(480)

Interest expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	(58)	(5)	(116)

Depreciation and amortization
Real estate held for sale	(195)	(159)	(542)	(320)
Other discontinued operations	(43)	(331)	(104)	(675)

Provision for doubtful accounts
Real estate held for sale	(35)	(57)	(61)	(46)
Other discontinued operations	(158)	(368)	98	(530)

Total operating costs	(876)	(2,169)	(1,615)	(4,120)

Income from discontinued operations before impairment and gain on sale	354	946	1,046	2,293

Gain (loss) on sale of other discontinued operations (1)	6,693	(970)	11,697	445

Income (loss) from discontinued operations	$7,047	$(24)	$12,743	$2,738

(1)  For the six months ended June 30, 2005, balance includes approximately $3.3 million attributable to the gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest.

Note 6:                                 Investments in/Advances to Unconsolidated Ventures

At June 30, 2005, the Company had investments in nine unconsolidated joint ventures: (1) Arapahoe Crossings, L.P., (2) BPR Land Partnership, L.P., (3) BPR South, L.P., (4) BPR Shopping Center, L.P., (5) CA New Plan Acquisition Fund, LLC, (6) CA New Plan Venture Direct Investment Fund, LLC, (7) CA New Plan Venture Fund, LLC, (8) NP / I&G Institutional Retail Company, LLC, and (9) Westgate Mall, LLC.  The Company accounts for these investments using the equity method.  The following table summarizes these joint venture projects as of June 30, 2005 and December 31, 2004 (dollars in thousands):

					Investments in/Advances to Unconsolidated Ventures
	City	State	JV Partner	Percent Ownership	June 30, 2005		December 31, 2004
Arapahoe Crossings, L.P. (1)
Arapahoe Crossings	Aurora	CO	Foreign Investor	30%	$6,618		$6,718

BPR Land Partnership, L.P. (2)
Undeveloped land parcels	Frisco	TX	George Allen/Milton Schaffer	50%	$1,131		$1,993

BPR South, L.P. (2)
Undeveloped land parcels	Frisco	TX	George Allen/Milton Schaffer	50%	$863		N/A

BPR Shopping Center, L.P. (1)
The Centre at Preston Ridge	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$3,683		$3,683

CA New Plan Acquisition Fund, LLC (3), (4)			Major U.S. Pension Fund	10%	$25		N/A

CA New Plan Venture Direct Investment Fund, LLC
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%		*	N/A
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%		*	N/A
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%		*	N/A
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%		*	N/A
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%		*	N/A
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%		*	N/A
					$882		N/A

CA New Plan Venture Fund, LLC (5)
Operating Properties
Villa Monaco	Denver	CO	Major U.S. Pension Fund	10%		*		*
Ventura Downs	Kissimmee	FL	Major U.S. Pension Fund	10%		*		*
Marketplace at Wycliff	Lake Worth	FL	Major U.S. Pension Fund	10%	N/A			*
Shoppes of Victoria Square	Port St. Lucie	FL	Major U.S. Pension Fund	10%		*		*
Sarasota Village	Sarasota	FL	Major U.S. Pension Fund	10%	N/A			*
Atlantic Plaza	Satellite Beach	FL	Major U.S. Pension Fund	10%	N/A			*
Mableton Walk	Mableton	GA	Major U.S. Pension Fund	10%	N/A			*
Marrero Shopping Center	Marrero	LA	Major U.S. Pension Fund	10%		*		*
Clinton Crossings	Clinton	MS	Major U.S. Pension Fund	10%		*		*
Mint Hill Festival	Charlotte	NC	Major U.S. Pension Fund	10%		*		*
Ladera	Albuquerque	NM	Major U.S. Pension Fund	10%		*		*
Harwood Central Village	Bedford	TX	Major U.S. Pension Fund	10%	N/A			*
Spring Valley Crossing	Dallas	TX	Major U.S. Pension Fund	10%	N/A			*
Odessa-Winwood Town Center	Odessa	TX	Major U.S. Pension Fund	10%	N/A			*
Ridglea Plaza	Fort Worth	TX	Major U.S. Pension Fund	10%		*		*
Windvale	The Woodlands	TX	Major U.S. Pension Fund	10%	N/A			*

Redevelopment Properties
Stone Mountain Festival	Stone Mountain	GA	Major U.S. Pension Fund	10%		*		*

					$4,759		$6,963
NP/I&G Institutional Retail Company, LLC (5)
New London Mall	New London	CT	JPMorgan Fleming Asset Management	20%		*	N/A
Riverplace Shopping Center	Jacksonville	FL	JPMorgan Fleming Asset Management	20%		*		*
Conyers Crossroads	Conyers	GA	JPMorgan Fleming Asset Management	20%		*		*
Village Shoppes of Flowery Branch	Flowery Branch	GA	JPMorgan Fleming Asset Management	20%		*		*
Village Shoppes of East Cherokee	Woodstock	GA	JPMorgan Fleming Asset Management	20%		*		*
DSW Plaza at Lake Grove	Lake Grove	NY	JPMorgan Fleming Asset Management	20%		*		*
Skytop Pavilion	Cincinnati	OH	JPMorgan Fleming Asset Management	20%		*		*
Quail Springs Marketplace	Oklahoma City	OK	JPMorgan Fleming Asset Management	20%		*	N/A
Westpark Shopping Center	Richmond	VA	JPMorgan Fleming Asset Management	20%		*	N/A
					$20,517		$12,531
Westgate Mall, LLC (6)
Westgate Mall	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$828		N/A

		Investments in/Advances to Unconsolidated Ventures			$39,306		$31,888

*                                          Multiple properties held in a single joint venture investment.

(1)                                  The Company receives increased participation after a 10% return.

(2)                                  The Company receives a 10% preferred return on its investment.

(3)                                  As of June 30, 2005, there were no properties owned by the joint venture.

(4)                                  The Company receives increased participation after a 10% IRR.

(5)                                  The Company receives increased participation after a 12% IRR.

(6)                                  The Company receives increased participation after a 13% return.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures is as follows (dollars in thousands, except footnotes):

Condensed Combined Balance Sheets

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$17,815	$10,848
Receivables	10,336	8,814
Property and equipment, net of accumulated depreciation	609,062	501,517
Other assets, net of accumulated amortization	23,532	18,171
Total Assets	$660,745	$539,350

Long-term debt	$444,906	$364,719
Accrued interest	2,064	1,700
Other liabilities	12,992	8,047
Total liabilities	459,962	374,466
Total partners’ capital	200,783	164,884
Total liabilities and partners’ capital	$660,745	$539,350

Company’s investments in/advances to unconsolidated ventures	$39,306	$31,888

Condensed Combined Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental revenues	$19,159	$13,489	$38,739	$27,640
Operating expenses	(5,784)	(3,064)	(11,760)	(8,186)
Interest expense	(5,759)	(3,843)	(10,988)	(7,285)
Other expense, net	(4,313)	(2,505)	(8,917)	(4,014)
Gain (loss) on sale of real estate, net	9,227	35	9,227	(922)
Net income	$12,530	$4,112	$16,301	$7,233

Company’s share of net income (1)	$442	$559	$1,131	$789

(1)                                 Includes preferred returns of $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively.

The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of June 30, 2005.

•                  Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $48.9 million as of June 30, 2005.

•                  BPR Land Partnership, L.P. The Company has a 50% investment in a joint venture that owns approximately 30.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2005.

•                  BPR South, L.P.  The Company has a 50% investment in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2005.

•                  BPR Shopping Center, L.P.  The Company has a 25% interest in a venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $68.9 million as of June 30, 2005.

•                  CA New Plan Acquisition Fund, LLC.  This joint venture was created on June 1, 2005, in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of the joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $4.2 million, of which approximately $25,000 had been contributed by the Company as of June 30, 2005.  The Company anticipates contributing the remaining $4.2 million during the remainder of 2005 and through 2007.  As of June 30, 2005, the joint venture did not own any properties and had no loans outstanding.

•                  CA New Plan Venture Direct Investment Fund, LLC.  This joint venture was created on June 1, 2005, in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of the joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.4 million, of which approximately $0.1 million had been contributed by the Company as of June 30, 2005.  The Company anticipates contributing the remaining $0.3 million during the remainder of 2005 and throughout 2006.  The joint venture owned six retail properties as of June 30, 2005.  The joint venture had loans outstanding of approximately $54.2 million as of June 30, 2005.

•                  CA New Plan Venture Fund, LLC.  On June 1, 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold, resulting in the joint venture owning eight operating retail properties and one retail property under redevelopment as of June 30, 2005.  Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.9 million, of which approximately $0.4 million had been contributed by the Company as of June 30, 2005.  The Company anticipates contributing the remaining $0.5 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $66.8 million as of June 30, 2005.

•                  NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned nine retail properties as of June 30, 2005.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $20.5 million had been contributed by the Company as of June 30, 2005. The Company anticipates contributing the remaining $9.5 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $185.3 million as of June 30, 2005.

•                  Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $20.8 million as of June 30, 2005.

Note 7:                                 Debt Obligations

As of June 30, 2005 and December 31, 2004, the Company had debt obligations under various arrangements with financial institutions as follows (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	June 30, 2005	December 31, 2004	Stated Interest Rates		Scheduled Maturity Date
CREDIT FACILITIES
Unsecured Term Loan	$150,000	$150,000	$—	LIBOR + 85 bp	(1)	October 2005
Revolving Facility	350,000	235,000	296,000	LIBOR + 65 bp	(1) (2)	June 2007
Secured Term Loan	150,000	150,000	150,000	LIBOR + 85 bp	(1)	June 2007
Total Credit Facilities	$650,000	$535,000	$446,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$514,031	$506,367	6.670 - 9.625%		2005 — 2028
Variable Rate Mortgages		24,535	24,755	Variable	(3)	2006 — 2011
Total Mortgages		538,566	531,122
Net unamortized premium		19,816	20,400
Total Mortgages, net		$558,382	$551,522

NOTES PAYABLE
7.75% unsecured notes		$—	$100,000	7.750%		April 2005
7.35% unsecured notes		30,000	30,000	7.350%		June 2007
5.88% unsecured notes		250,000	250,000	5.875%		June 2007
7.40% unsecured notes		150,000	150,000	7.400%		September 2009
4.50% unsecured notes (4)		150,000	150,000	4.500%		February 2011
5.50% unsecured notes		50,000	50,000	5.500%		November 2013
5.30% unsecured notes		100,000	—	5.300%		January 2015
3.75% unsecured notes (5)		115,000	115,000	3.750%		June 2023
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029
Total Notes		975,000	975,000
Net unamortized discount		(4,361)	(4,723)
Impact of pay-floating swap agreements		498	286
Total Notes, net		$971,137	$970,563

CAPITAL LEASES		$28,061	$28,234	7.500%		June 2031

TOTAL DEBT		$2,092,580	$1,996,319

(1)          The Company incurs interest using the 30-day LIBOR rate which was 3.34% as of June 30, 2005.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)          The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 3.34% as of June 30, 2005, plus spreads ranging from 65 to 85 basis points, or the Moody’s A Corporate Bond Index, which was 4.91% as of June 30, 2005, plus spreads ranging from 12.5 to 37.5 basis points.

(4)          The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(5)          Represents the Company’s convertible senior notes, which are redeemable for cash, in whole or in part, any time after June 9, 2008.

The Company’s $350.0 million unsecured revolving credit facility (the “Revolving Facility”), the Company’s $150.0 million secured term loan facility (the “Secured Term Loan”) and the Company’s $150.0 million unsecured term loan facility (the “Unsecured Term Loan”) require that the Company maintain certain financial coverage ratios.  As of June 30, 2005, these coverage ratios included:

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

•                  unsecured debt to unencumbered assets value ratio of no more than 55%

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On April 5, 2005, the Company entered into the Unsecured Term Loan.  The Unsecured Term Loan, which matures on the earlier of October 5, 2005 or upon the occurrence of certain capital transactions, currently bears interest at LIBOR plus 85 basis points.  Net proceeds from the Unsecured Term Loan were used to repay $100.0 million of the Company’s 7.75% medium-term notes that were scheduled to mature on April 6, 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.

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

As of June 30, 2005, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2005 (remaining six months)	$170,197
2006	44,659
2007	706,559
2008	204,310
2009	178,157
Thereafter	772,745
Total debt maturities	2,076,627

Net unamortized premiums on mortgages	19,816
Net unamortized discount on notes	(4,361)
Fair value adjustment on pay-floating swap agreements	498

Total debt obligations	$2,092,580

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2005 (dollars in thousands).  The notional amounts at June 30, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$520
Reverse Arrears Swap	Fair Value	$15,000	4.030%	02/01/11	(22)
Forward Starting Swap	Cash Flow	$25,000	5.053%	04/06/15	(1,601)
Forward Starting Swap	Cash Flow	$25,000	5.039%	04/06/15	(1,571)
Forward Starting Swap	Cash Flow	$50,000	5.765%	04/06/15	(6,114)
					$(8,788)

On June 30, 2005, the reverse arrears swap agreements and the forward starting swap agreements were reported at their fair values as Other Assets of $0.5 million and Other Liabilities of $9.3 million, respectively.  Additionally, the reverse arrears swap debt of approximately $0.5 million at June 30, 2005 was reported as a component of the notes payable to which it was assigned.  As of June 30, 2005, there were approximately $10.6 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps, as well as the unsettled portion of the forward starting swap agreements.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  Approximately $0.9 million of expense, net is expected to be amortized into other comprehensive income over the next six months.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue that is magnified as a result of the tenant renting space in multiple locations.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.   No tenant exceeds 5% of the Company’s annual reported rental income.

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

	Total Units		Company Units	Limited Partner Units
Outstanding at December 31, 2004	6,715,566		5,109,215	1,606,351
Issued	612,763	(1)	—	612,763	(1)

Outstanding at June 30, 2005	7,328,329		5,109,215	2,219,114

(1)  Represents limited partnership units issued in connection with the Company’s acquisition of Hillcrest Shopping Center on February 16, 2005 (Note 3).

Note 10:                          Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and footnote):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS
Numerator:
Income from continuing operations	$33,650	$32,940	$66,640	$67,575
Preferred dividends	(5,471)	(5,275)	(10,938)	(10,550)
Net income available to common shares from continuing operations - basic	28,179	27,665	55,702	57,025

Net income available to common shares from discontinued operations - basic	7,047	(24)	12,743	2,738

Net income available to common shares - basic	$35,226	$27,641	$68,445	$59,763

Denominator:
Weighted average of common shares outstanding	103,164	100,159	103,002	99,789

Earning per share - continuing operations	$0.27	$0.28	$0.54	$0.57
Earnings per share - discontinued operations	0.07	—	0.12	0.03
Basic earnings per common share	$0.34	$0.28	$0.66	$0.60

Diluted EPS
Numerator:
Income from continuing operations	$33,650	$32,940	$66,640	$67,575
Preferred dividends	(5,471)	(5,275)	(10,938)	(10,550)
Minority interest in consolidated partnership	251	286	533	546
Net income available to common shares from continuing operations - diluted	28,430	27,951	56,235	57,571

Net income available to common shares from discontinued operations - diluted	7,047	(24)	12,743	2,738

Net income available to common shares - diluted	$35,477	$27,927	$68,978	$60,309

Denominator:
Weighted average of common shares outstanding – basic	103,164	100,159	103,002	99,789
Effect of diluted securities:
Common stock options and contingently issuable shares	982	874	1,016	1,052
Excel Realty Partners, L.P. third party units	2,264	1,239	2,145	1,301
Convertible debt	231	—	199	—
Restricted stock	44	—	42	—
Weighted average of common shares outstanding - diluted	106,685	102,272	106,404	102,142

Earning per share - continuing operations	$0.27	$0.27	$0.53	$0.56
Earnings per share - discontinued operations	0.06	—	0.12	0.03
Diluted earnings per common share	$0.33	$0.27	$0.65	$0.59

Note - For the three months ended June 30, 2005 and 2004, there were approximately 0.6 million and 0.9 million stock options, respectively, that were anti-dilutive.  For the six months ended June 30, 2005 and 2004, there were approximately 0.6 million stock options that were anti-dilutive.

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

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50.0 million of common stock in “at the market” transactions.  As of June 30, 2005, the Company had not issued or sold any common stock under this distribution program.

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  Through June 30, 2005, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share.  No shares were repurchased in 2004 or in the six months ended June 30, 2005.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred E Shares”).

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500.00 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.   Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable.  For the three and six months ended June 30, 2005, the Company recorded total, non-cash increases of approximately $0.2 million and $0.4 million, respectively.  The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized for the second quarter.

Stock Based Compensation

Stock Options

The Company currently has one active stock option plan and three stock option plans under which option grants are no longer made.  In addition, two option grants were made to the Company’s Chief Executive Officer in February 2000, which were not part of the previously mentioned plans.  Pursuant to the four plans and two additional option grants, stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  The active plan is the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of June 30, 2005, approximately 3.4 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding under the four plans and the two additional option grants, at June 30, 2005, had exercise prices from $12.8125 to $26.94 and a weighted average remaining contractual life of approximately seven years.  The total option shares exercisable under all four plans and the two additional option grants, at June 30, 2005, was approximately 1.7 million.

The following tables summarize information concerning outstanding and exercisable options as of June 30, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$12.8125	674,171	4.7 years	$12.8125	674,171	$12.8125
$13.8125	15,000	4.9 years	$13.8125	15,000	$13.8125
$14.0000	56,000	5.2 years	$14.0000	34,700	$14.0000
$14.4375	42,600	4.9 years	$14.4375	42,600	$14.3750
$15.4800	371,060	5.7 years	$15.4800	200,660	$15.4800
$17.1100	16,000	5.9 years	$17.1100	16,000	$17.1100
$19.1600	457,413	7.7 years	$19.1600	70,560	$19.1600
$19.6600	25,000	6.9 years	$19.6600	25,000	$19.6600
$19.8750	144,450	3.9 years	$19.8750	144,450	$19.8750
$19.9900	703,560	6.8 years	$19.9900	182,704	$19.9900
$20.0625	16,250	3.9 years	$20.0625	16,250	$20.0625
$20.1250	29,780	3.3 years	$20.1250	29,780	$20.1250
$20.8300	35,000	7.9 years	$20.8300	35,000	$20.8300
$22.6250	4,000	0.2 years	$22.6250	4,000	$22.6250
$23.8100	37,250	8.9 years	$23.8100	37,250	$23.8100
$24.4167	3,000	2.6 years	$24.4167	3,000	$24.4167
$25.6900	537,500	9.7 years	$25.6900	—	$25.6900
$26.1000	544,100	8.7 years	$26.1000	108,820	$26.1000
$26.9400	39,500	9.9 years	$26.9400	39,500	$26.9400
Total	3,751,634	6.9 years	$19.7863	1,679,445	$16.8580

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2004	3,805,124	$18.85

Granted	596,200	$25.77
Exercised	(395,530)	$18.58
Forfeited	(254,160)	$21.88
Outstanding at June 30, 2005	3,751,634	$19.78

Options exercisable at June 30, 2005	1,679,445	$16.86

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period are presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$40,697	$32,916	$79,383	$70,313
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(310)	(173)	(620)
Pro forma net income	$40,610	$32,606	$79,210	$69,693

Earnings per share:
Basic – as reported	$0.34	$0.28	$0.66	$0.60
Basic – pro forma	$0.34	$0.27	$0.66	$0.59

Earnings per share:
Diluted – as reported	$0.33	$0.27	$0.65	$0.59
Diluted – pro forma	$0.33	$0.27	$0.65	$0.58

Stock Awards

During the six months ended June 30, 2005, the Company granted 59,520 restricted shares of common stock to certain employees.  Of these shares, 29,760 will vest proportionately over five years, commencing on the first anniversary date of the initial grant.  The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares as of the date of the grant and expenses such amounts against earnings, ratably over the respective vesting period.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

During the six months ended June 30, 2005, the Company also granted 3,339 shares of common stock to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan.  The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation.  Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee.  The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit.  As of June 30, 2005, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $1.5 million.  Expenses for the three and six months ended June 30, 2005 were immaterial.

Note 11:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties.  The Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material.  The Company has, however, reserved approximately $2.3 million as of June 30, 2005 in connection with a specific tenant litigation.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if the Company’s ultimate loss is more than the reserve established, the Company does not expect that the amount of the loss in excess of the reserve would be material.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6, the Company also had the following contractual obligations as of June 30, 2005, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of four separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  None of the letters of credit were drawn as of June 30, 2005.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $4.5 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2005, the Company had mortgage loans outstanding of approximately $558.4 million, and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $378.5 million.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates, an office building which it sublets, and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2005 (remaining six months)	$1,167
2006	2,390
2007	2,819
2008	2,437
2009	2,399
Thereafter	40,225

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

Note 12:           Comprehensive Income

Total comprehensive income was $35.9 million and $36.7 million for the three months ended June 30, 2005 and 2004, respectively.  Total comprehensive income was $76.7 million and $71.8 million for the six months ended June 30, 2005 and 2004, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of June 30, 2005 and December 31, 2004, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of June 30, 2005	As of December 31, 2004
Unrealized gains on available-for-sale securities	$2,785	$2,460
Unrealized gains on deferred compensation	24	—
Realized gains on interest risk hedges	1,862	1,973
Realized losses on interest risk hedges	(3,137)	(969)
Unrealized losses on interest risk hedges	(9,286)	(8,495)
Accumulated other comprehensive loss	$(7,752)	$(5,031)

Note 13:                 Subsequent Event

On July 13, 2005, the Company amended the Unsecured Term Loan increasing the amount that may be borrowed from $150.0 million to $200.0 million, and concurrently increased the amount borrowed from $150.0 million to $200.0 million.

On July 19, 2005, the Company entered into a definitive agreement with Galileo America LLC (the “US Partnership”) to sell an aggregate of 69 community and neighborhood shopping centers (the “Properties”) to the US Partnership (the “Property Transfer”).  The US Partnership will acquire the Properties for approximately $968.0 million of total consideration, comprised of approximately $928.2 million in cash and approximately $39.8 million of equity in the US Partnership.  The Company will have the right to receive up to an additional $12.0 million in cash based upon the performance of the Properties during the 18-month period following the closing of the Property Transfer.  The closing of the Property Transfer, which is subject to various conditions, is expected to occur in the third quarter of 2005.

A series of related transactions are expected to occur simultaneously with the closing of the Property Transfer, including (i) the redemption by the US Partnership of an existing interest in the US Partnership held by CBL & Associates Properties, Inc. (“CBL”) for two properties currently owned by the US Partnership, (ii) the purchase by the Company of an asset management fee stream from the US Partnership for $18.5 million and (iii) the acquisition by the Company of the property management rights of CBL with respect to the US Partnership for $22.0 million (plus an agreement to purchase additional property management rights in 2008 for $7.0 million) (such transactions are referred to collectively with the Property Transfer as the “Galileo Transactions”).  Upon closing, the Company will own an approximate 5% interest in the US Partnership.

Net proceeds to the Company from the transactions, including adjustments for the Company’s equity interest in the US Partnership, the repayment of approximately $101.2 million of secured indebtedness, the acquisitions of the asset management fee stream and property management rights and transaction costs, will be approximately $754.2 million of cash. The Company expects to use a portion of the net proceeds initially to pay down approximately $438.5 million of additional outstanding indebtedness. In addition, the Company currently expects to pay a special cash distribution of $3.00 per share of common stock, aggregating approximately $315.7 million, shortly after the closing of the Galileo Transactions.  The Company expects to record a gain on the sale of approximately $183.0 million.

On July 19, 2005, in anticipation of the Galileo Transactions, the Company also entered into amendments to the (i) Revolving Facility, (ii) Secured Term Loan and (iii) Unsecured Term Loan (collectively, the “Credit Agreements”). The amendments to each of the Credit Agreements were substantially identical.

As part of the amendments:

•      The covenants in the Credit Agreements relating to asset sales by the Company were amended to permit the Company to sell or otherwise transfer assets so long as the transfers do not exceed (i) with respect to 2005, 30% of the total book value of all property of the Company determined as of December 31, 2004, and (ii) with respect to each year thereafter, 25% of the total book value of all property of the Company determined as of last day of the preceding year (the “Asset Sale Covenants”);

•      The covenants in the Credit Agreements relating to permitted dividends by the Company were amended to specifically provide that the special dividend expected to be distributed to stockholders of the Company following the Galileo Transactions is permitted under the terms of the Credit Agreements (the “Dividend Covenants”);

•      The covenants in the Credit Agreements relating to the Company’s minimum tangible net worth were amended to provide that the Company’s minimum net worth requirement will be reduced from $1.278 billion to $1.225 billion (plus 80% of the net proceeds received by the Company from future issuances of capital stock) (the “Minimum Net Worth Covenants”);

•      The covenants in the Credit Agreements that set forth the maximum ratio of the Company’s total unsecured debt to unencumbered asset value were amended to increase the ratio from 55% to 57.5% (the “Unsecured Debt to Unencumbered Asset Value Covenants”); and

•      The capitalization rates used to calculate the value of the Company’s assets for purposes of certain ratio tests (i.e., in calculating the Company’s operating property value and unencumbered asset value) were decreased from 9.0% to 8.5% (the “Capitalization Rates”).

The changes to the Asset Sale Covenants, the Dividend Covenants and the Minimum Net Worth Covenants will be effective only upon the closing of the Galileo Transactions.  The changes to the Unsecured Debt to Unencumbered Asset Value Covenants and the Capitalization Rates are effective immediately.

On August 4, 2005, the Company announced that it has called for redemption all $250.0 million of its outstanding 5.875% senior notes due June 15, 2007.  The notes will be redeemed on September 15, 2005 at a redemption price of 100% of their principal amount plus any interest accrued up to, but excluding, the redemption date, and the applicable “make-whole” premium relating to such notes.  Interest on the notes will cease to accrue on and after the redemption date.

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

During the six months ended June 30, 2005, we acquired three shopping centers (Brunswick Town Center, Hillcrest Shopping Center and West Ridge Shopping Center), a vacant building and 2.5 acres of land immediately adjacent to Midway Crossing, a community shipping center owned by us, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which we owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which we owned the other 10% interest (collectively, “2005 Acquisitions”).  During 2004, we acquired 10 shopping centers (New Britain Village Square, Elk Grove Town Center, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (collectively, “2004 Acquisitions”).  Accordingly, our results of operations for the three and six months ended June 30, 2005 include the results of operations of the 2005 Acquisitions (from and after the date of acquisition) and the 2004 Acquisitions.

In accordance with the provisions of FIN 46, our consolidated results of operations for the three and six months ended June 30, 2005 and 2004 include the results of operations of three of our joint ventures, as applicable, based on date of acquisition or disposition – Benbrooke Ventures, The Market at Preston Ridge and BPR West (collectively, “FIN 46 Consolidation Adjustments”) – previously accounted for under the equity method.

Results of operations for the three months ended June 30, 2005 and 2004

Rental Revenues:

Total rental revenues increased $11.7 million, or 10%, from $120.8 million for the three months ended June 30, 2004 to $132.5 million for the three months ended June 30, 2005. Significant changes are discussed below.

Rental income increased $6.4 million, or 7%, from $95.1 million for the three months ended June 30, 2004 to $101.5 million for the three months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased rental income by approximately $1.6 million

•      2004 Acquisitions, which increased rental income by approximately $3.1 million

•      Net increases in occupancy and rental rates, which increased rental income by approximately $3.0 million

•      Increased lease settlement income, which increased rental income by approximately $0.8 million

•      FIN 46 Consolidation Adjustments, which decreased rental income by approximately $0.5 million

•      Decreases in cost of living adjustments, which decreased rental income by approximately $0.2 million

•      Redevelopment projects, which increased out of service space and therefore decreased rental income by approximately $1.3 million

•      Decreased late charge income, which accounted for the balance of the variance

Expense reimbursements increased $5.0 million, or 20%, from $24.4 million for the three months ended June 30, 2004 to $29.4 million for the three months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased expense reimbursements by approximately $0.2 million

•      2004 Acquisitions, which increased expense reimbursements by approximately $0.5 million

•      A general increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $2.1 million

•      An increase in the amount of reimbursable common area maintenance expenses, which increased expense reimbursements by approximately $2.4 million

•      Increased capitalization of expenses, primarily attributable to our redevelopment projects, which increased out of service space and decreased expense reimbursements, thereby accounting for the balance of the variance

Expenses:

Total operating expenses increased $8.8 million, or 14%, from $63.3 million for the three months ended June 30, 2004 to $72.1 million for the three months ended June 30, 2005. Significant changes are discussed below.

Operating costs increased $2.2 million, or 11%, from $19.3 million for the three months ended June 30, 2004 to $21.5 million for the three months ended June 30, 2005. The following factors accounted for this variance:

•      2005 Acquisitions, which increased operating costs by approximately $0.3 million

•      2004 Acquisitions, which increased operating costs by approximately $0.5 million

•      Increased payroll and payroll related expenses, attributable to increased personnel levels and increased management fees, which increased operating costs by approximately $0.6 million

•      Combined increases in utilities and snow removal costs, primarily attributable to the extended winter conditions experienced in the Northeast and Western regions of the country, which increased operating costs by approximately $0.7 million

•      Increased common area repair expenses, resulting from painting and parking lot surface repairs, which increased operating costs by approximately $0.4 million

•      FIN 46 Consolidation Adjustments, which decreased operating costs by approximately $0.1 million

•      Decreased insurance expense attributable to lower premiums under our renewed policy that went into effect in April 2005, which decreased operating costs by approximately $0.2 million

Real estate taxes increased $3.7 million, or 25%, from $15.0 million for the three months ended June 30, 2004 to $18.7 million for the three months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased real estate taxes by approximately $0.3 million

•      2004 Acquisitions, which increased real estate taxes by approximately $0.6 million

•      Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate taxes by approximately $2.8 million

Depreciation and amortization increased $3.2 million, or 15%, from $21.4 million for the three months ended June 30, 2004 to $24.6 million for the three months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased depreciation and amortization by approximately $0.8 million

•      2004 Acquisitions, which increased depreciation and amortization by approximately $1.2 million

•      Increased depreciation expense attributable to tenant improvements, which increased depreciation and amortization by approximately $0.7 million

•      Increased depreciation expense on properties previously under redevelopment or classified as held for sale, which increased depreciation and amortization by approximately $0.4 million

•      Increased amortization expense attributable to deferred leasing commissions and legal fees, which accounted for the balance of the variance

General and administrative expenses decreased $0.2 million, or 4%, from $5.2 million for the three months ended June 30, 2004 to $5.0 million for the three months ended June 30, 2005.  The following factors accounted for this variance:

•      Increased rent expense for our new corporate office location, which increased general and administrative expenses by approximately $0.6 million

•      Costs incurred in connection with offshore accounting, which increased general and administrative expenses by approximately $0.3 million

•      Decreased accounting fees, primarily attributable to lower costs incurred in connection with complying with regulations under Section 404 of the Sarbanes-Oxley Act of 2002, which decreased general and administrative expenses by approximately $0.3 million

•      Decreased state tax expense, primarily attributable to the reversal of reserves previously taken, which decreased general and administrative expenses by approximately $0.5 million

•      Decreased legal fees, which accounted for the balance of the variance

Other Income and Expenses:

Interest expense increased $1.7 million, or 6%, from $26.5 million for the three months ended June 30, 2004 to $28.2 million for the three months ended June 30, 2005.  The following factors accounted for this variance:

•      An increase in the balance outstanding under the Revolving Facility, compounded by a higher interest rate on the Revolving Facility, which increased interest expense by approximately $1.8 million

•      An increase in the balance outstanding under the Secured Term Loan, compounded by a higher interest rate on the Secured Term Loan, which increased interest expense by approximately $0.4 million

•      The entry into the Unsecured Term Loan, which increased interest expense by approximately $1.3 million

•      Increased interest rates on our settled derivative financial instruments, which increased interest expense by approximately $1.1 million

•      Decreased amortization of debt issuance costs, which decreased interest expense by approximately $0.7 million

•      A net decrease in the amount of public debt outstanding, primarily attributable the repayment of $100.0 million of 7.75% medium-term notes, $75.0 million of 6.875% medium-term notes and

$49.0 million of 7.33% medium-term notes, partially offset by increases attributable the 2005 Debt Offering and the 2004 Debt Offering, which decreased interest expense by approximately $1.7 million

•      Decreased financing fees, which decreased interest expense by approximately $0.1 million

•      Increased capitalized interest with respect to our redevelopment projects, which decreased interest expense by approximately $0.4 million

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  For the three months ended June 30, 2005, such properties generated approximately $0.4 million and $6.7 million in results of operations and gain on sale, respectively.  For the three months ended June 30, 2004, such properties generated approximately $0.9 million and $(1.0) million in results of operations and loss on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the six months ended June 30, 2005 and 2004

Rental Revenues:

Total rental revenues increased $17.7 million, or 7%, from $244.0 million for the six months ended June 30, 2004 to $261.7 million for the six months ended June 30, 2005. Significant changes are discussed below.

Rental income increased $12.3 million, or 6%, from $189.9 million for the six months ended June 30, 2004 to $202.2 million for the six months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased rental income by approximately $2.3 million

•      2004 Acquisitions, which increased rental income by approximately $8.1 million

•      Increases in occupancy and rental rates, which increased rental income by approximately $4.1 million

•      Increased lease settlement income, which increased rental income by approximately $0.4 million

•      FIN 46 Consolidation Adjustments, which decreased rental income by approximately $0.5 million

•      Redevelopment projects, which increased out of service space and therefore decreased rental income by approximately $1.8 million

•      Decreased cost of living adjustments, which accounted for the balance of the variance

Expense reimbursements increased $5.0 million, or 10%, from $50.2 million for the six months ended June 30, 2004 to $55.2 million for the six months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased expense reimbursements by approximately $0.3 million

•      2004 Acquisitions, which increased expense reimbursements by approximately $1.7 million

•      A general increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $2.2 million

•      An increase in the amount of reimbursable common area maintenance expenses, which increased expense reimbursements by approximately $2.5 million

•      FIN 46 Consolidation Adjustments, which decreased expense reimbursements by approximately $0.1 million

•      A decrease in the amount of reimbursable insurance expense attributable to lower premiums under our renewed insurance policy, which decreased expense reimbursements by approximately $1.1 million

•      Increased capitalization of expenses, primarily attributable to our redevelopment projects, which increased out of service space and decreased expense reimbursements by approximately $0.3 million

•      Decreased legal expense reimbursement, which accounted for the balance of the variance

Expenses:

Total operating expenses increased $14.8 million, or 11%, from $129.1 million for the six months ended June 30, 2004 to $143.9 million for the six months ended June 30, 2005. Significant changes are discussed below.

Operating costs increased $1.3 million, or 3%, from $42.6 million for the six months ended June 30, 2004 to $43.9 million for the six months ended June 30, 2005. The following factors accounted for this variance:

•      2005 Acquisitions, which increased operating costs by approximately $0.4 million

•      2004 Acquisitions, which increased operating costs by approximately $1.2 million

•      Increased payroll and payroll related expenses, primarily attributable to increased personnel, higher wage rates and increased management fees, which increased operating costs by approximately $1.1 million

•      Increased common area repair expenses, primarily resulting from painting, landscaping and parking lot surface repairs, which increased operating costs by approximately $0.4 million

•      Combined increases in utilities, cleaning, sweeping, security, and snow removal costs, which increased operating costs by approximately $0.9 million

•      FIN 46 Consolidation Adjustments, which decreased operating costs by approximately $0.1 million

•      Decreased insurance expense, attributable to lower premiums under our renewed policy that went into effect in April 2005, which decreased operating costs by approximately $1.8 million

•      Increased capitalization of expenses, primarily attributable to our redevelopment projects, which decreased operating costs by approximately $0.8 million

Real estate taxes increased $5.1 million, or 17%, from $29.9 million for the six months ended June 30, 2004 to $35.0 million for the six months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased real estate taxes by approximately $0.4 million

•      2004 Acquisitions, which increased real estate taxes by approximately $1.7 million

•      Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate taxes by approximately $3.0 million

Depreciation and amortization increased $7.7 million, or 18%, from $42.2 million for the six months ended June 30, 2004 to $49.9 million for the six months ended June 30, 2005.  The following factors accounted for this variance:

•      2005 Acquisitions, which increased depreciation and amortization by approximately $1.0 million

•      2004 Acquisitions, which increased depreciation and amortization by approximately $3.8 million

•      Increased depreciation expense attributable to tenant improvements, which increased depreciation and amortization by approximately $2.0 million

•      Increased depreciation expense on properties previously under redevelopment or classified as held for sale, which increased depreciation and amortization by approximately $0.9 million

Provision for doubtful accounts increased $0.7 million, or 16%, from $4.3 million for the six months ended June 30, 2004 to $5.0 million for the six months ended June 30, 2005.  The following factors accounted for this variance:

•      Decreased write-offs, due to lower tenant bankruptcy levels, which increased provision for doubtful accounts by approximately $1.3 million

•      Increased capitalization of expenses, primarily attributable to our redevelopment projects, which decreased provision for doubtful accounts by approximately $0.3 million

•      Increased recoveries, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $0.3 million

General and administrative expenses decreased $0.2 million, or 2%, from $10.2 million for the six months ended June 30, 2004 to $10.0 million for the six month ended June 30, 2005.  The following factors accounted for this variance:

•      Increased payroll related expenses, attributable to additional stock option expense taken in accordance with the provisions of SFAS No. 148, as well as increased personnel levels and increased wage rates, which increased general and administrative expenses by approximately $0.7 million

•      Increased rent expense for our new corporate office location, which increased general and administrative expenses by approximately $1.0 million

•      Decreased accounting fees, primarily attributable to lower costs incurred in connection with complying with regulations under Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by increased costs incurred from offshore accounting services, which decreased general and administrative expenses by approximately $0.2 million

•      Decreased state tax expense, primarily attributable to the reversal of reserves previously taken, which decreased general and administrative expenses by approximately $0.6 million

•      Decreased legal fees, which decreased general and administrative expenses by approximately $0.3 million

•      Increased cost allocations, primarily attributable to higher regional office costs, which decreased general and administrative expenses by approximately $0.8 million

Other Income and Expenses:

Interest expense increased $2.6 million, or 5%, from $52.9 million for the six months ended June 30, 2004 to $55.5 million for the six months ended June 30, 2005.  The following factors accounted for this variance:

•      An increase in the balance outstanding under the Revolving Facility, compounded by a higher interest rate on the Revolving Facility, which increased interest expense by approximately $2.1 million

•      An increase in the balance outstanding under the Secured Term Loan, compounded by a higher interest rate on the Secured Term Loan, which increased interest expense by approximately $1.5 million

•      The entry into the Unsecured Term Loan, which increased interest expense by approximately $1.4 million

•      Increased interest expense on our derivative financial instruments, which increased interest expense by approximately $0.7 million

•      Decreased amortization of debt issuance costs, which decreased interest expense by approximately $0.6 million

•      Decreased financing fees, which decreased interest expense by approximately $0.2 million

•      A net decrease in the amount of public debt outstanding, primarily attributable to the repayment of $100.0 million of 7.75% medium-term notes, $75.0 million of 6.875% medium-term notes and $49.0 million of 7.33% medium-term notes, partially offset by increases attributable to the 2005 Debt Offering and the 2004 Debt Offering, which decreased interest expense by approximately $1.3 million

•      A net decrease in the amount of mortgage debt outstanding, primarily attributable to the payoff of several mortgages, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions and the 2004 Acquisitions, which decreased interest expense by approximately $0.7 million

•      Increased capitalized interest with respect to our redevelopment projects, which accounted for the balance of the variance

Discontinued Operations:

Effective January 1, 2002, we adopted SFAS No. 144.  This statement retains the requirement of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to report discontinued operations separately from continuing operations, and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  For the six months ended June 30, 2005, such properties generated approximately $1.0 million and $11.7 million in results of operations and gain on sale, respectively.  For the six months ended June 30, 2004, such properties generated approximately $2.3 million and $0.4 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income available to common stockholders – diluted	$35,477	$27,927	$68,978	$60,309
Deduct:
Minority interest in income of consolidated partnership	(251)	(286)	(533)	(546)
Net income available to common stockholders - basic	35,226	27,641	68,445	59,763
Add:
Depreciation and amortization
Continuing operations real estate assets	24,629	21,403	49,908	42,162
Discontinued operations real estate assets	237	490	645	995
Pro rata share of joint venture real estate assets	627	268	1,192	641
Deduct:
Gain on the sale of real estate (1)	—	—	—	(1,217)
(Gain) loss on the sale of discontinued operations (1)	(4,611)	4,909	(8,343)	3,962
Pro rata share of joint venture (gain) loss on sale of real estate (1)	—	(4)	—	421
Funds from operations – basic	56,108	54,707	111,847	106,727

Add:
Minority interest in income of consolidated partnership	251	286	533	546
Funds from operations – diluted	$56,359	$54,993	$112,380	$107,273

Net cash provided by operating activities	$68,316	$51,592	$124,412	$109,147
Net cash used in investing activities	(66,986)	(40,281)	(102,708)	(125,129)
Net cash (used in) provided by financing activities	(16,921)	(10,799)	(20,635)	23,178

(1)  Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $12.1 million in available cash, cash equivalents and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.  As of June 30, 2005, approximately $115.0 million was available for draw under the Revolving Facility.

As discussed in Note 13, on July 19, 2005, we entered into definitive agreements to complete the Galileo Transactions.  The closing of the Galileo Transactions, which is subject to various conditions, is expected to occur in the third quarter of 2005.  The potential impact of the Galileo Transactions on our liquidity, both short-term and long-term, is discussed throughout the following sections.

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

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest — primarily community and neighborhood shopping centers — provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  On June 21, 2005, Winn-Dixie Stores announced its intention to sell or close approximately 326 store locations.  Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of our shopping centers.  Since the bankruptcy filing, Winn-Dixie Stores has rejected the leases at three locations.  As a result, we currently have 19 Winn-Dixie Stores leases in our portfolio, of which eight are expected to be sold or closed, including one lease at a property held in a joint venture in which we have a 10% interest.

The 19 non-rejected lease locations, which include three leases at properties held in joint ventures in which we have a 10% interest, are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 0.8 million square feet of gross leasable area and represent approximately $4.8 million of annual base rent, or approximately $6.34 per square foot.  This represents approximately 1.2% of our total annual base rent.

Under federal bankruptcy laws, Winn-Dixie Stores can affirm or reject its 19 remaining leases with us.  It could also seek to receive rent reductions or deferrals or other lease modifications from us.  At this time, Winn-Dixie Stores has announced that it expects to sell or close eight of its 19 remaining leases, but has not announced its plans with respect to the other 11 leases.  In the event that leases are terminated, we would seek to re-lease those spaces to new tenants.  In some cases, we believe we could re-lease the space currently occupied by Winn-Dixie Stores on terms that would be at least as favorable as the current lease with Winn-Dixie Stores.  In other cases, however, we may not be able to achieve the rental rates that Winn-Dixie Stores is currently paying.  It may also take a significant amount of time to re-lease any space vacated by Winn-Dixie Stores, during which period we would not be collecting any rent for that space.  In addition, if Winn-Dixie Stores terminates additional leases, other tenants at the effected properties may have the right to terminate their leases with us, or to pay less rent than they are currently paying.

If Winn-Dixie Stores terminates a substantial number of leases with us, or if Winn-Dixie Stores receives substantial rent reductions or deferrals, it will adversely affect our rental revenues, and the impact may be material.  In addition, Winn-Dixie Stores’ termination of leases or closure of stores could result in lease terminations or reductions in rent by other tenants in the same shopping centers, the impact of which could be material to us.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly.  Pursuant to the terms of four of our joint venture agreements, we have agreed to contribute up to an aggregate of $35.5 million of additional capital that may be required by such joint ventures.  We expect to fund the additional capital required by these joint ventures either out of excess cash from operations, or through draws on the Revolving Facility.

During the six months ended June 30, 2005, we completed six redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $16.2 million.  Our current redevelopment pipeline is comprised of 37 redevelopment projects, the aggregate future cost of which is expected to be approximately $187.8 million.  We also redevelop properties held in our joint ventures and our current pipeline for such properties is comprised of two redevelopment projects, the aggregate future cost of which is expected to be approximately $53.9 million.  We also have an outparcel development project underway, the aggregate future cost of which is expected to be approximately $1.0 million.  In addition, we currently have two new development projects underway, the aggregate future cost of which is expected to be $21.3 million.  We intend on financing our redevelopment, joint venture redevelopment, outparcel development and new development projects through cash from operations or draws on the Revolving Facility.

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

We have also established a repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of June 30, 2005, no purchases had been made under this program.

The current quarterly dividend on our common stock is $0.4125 per share.  As a result of the Galileo Transactions, we currently expect to pay a special cash distribution of $3.00 per common share, aggregating approximately $316.0 million, shortly after the closing of the transactions.  Additionally, we expect to reduce our annualized dividend from $1.65 per common share to $1.25 per common share.  Such reduction would be effective with our third quarter dividend.  We also pay regular quarterly dividends on our preferred stock.  The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income be distributed to stockholders.  We also make regular quarterly distributions on units in a partnership that we control.

In addition, under the Revolving Facility, the Secured Term Loan, and the Unsecured Term Loan we are restricted from paying common stock dividends that would exceed 95% of our Funds From Operations (as defined in the applicable debt agreement) during any four-quarter period.

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

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our existing debt agreements.  In January 2005, we issued $100.0 million of unsecured notes in the 2005 Debt Offering, net proceeds of which were used to repay a portion of the borrowings outstanding under the Revolving Facility.  In April 2005, we entered into the Unsecured Term Loan.  Net proceeds from the Unsecured Term Loan were used to repay $100.0 million of our 7.75% medium-term notes that were scheduled to mature on April 6, 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.  In July 2005, we amended the Unsecured Term Loan to increase the amount available under this facility from $150.0 million to $200.0 million (the “Unsecured Term Loan Amendment”) and subsequently borrowed the additional $50.0 million that was made available.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  During the first six months of 2005, we generated approximately $18.1 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $8.1 million from the disposition of a property held through a joint venture.  During the 2004 fiscal year, we generated an aggregate of approximately $57.9 million in gross proceeds, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow, through the culling of non-core and non-strategic properties and the transfer of one property to a joint venture.  In addition, we generated approximately $4.3 million in gross proceeds from the disposition of certain properties held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of June 30, 2005 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$2,048,567	$170,017	$750,427	$381,550	$746,573
Capital Lease Obligations	28,061	180	791	918	26,172
Operating Leases	51,437	1,167	5,209	4,836	40,225
Total	$2,128,065	$171,364	$756,427	$387,304	$812,970

(1)   Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

On April 5, 2005, we entered into the Unsecured Term Loan.  The Unsecured Term Loan matures on the earlier of October 5, 2005 or the closing of the Galileo Transactions and, as of April 5, 2005, bore interest at LIBOR plus 85 basis points.  Proceeds from the Unsecured Term Loan were used to repay $100.0 million of our 7.75% medium-term notes that were scheduled to mature in April 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.  On July 13, 2005, following the entry into the Unsecured Term Loan Amendment, we drew an additional $50.0 million under the Unsecured Term Loan.  As a result, a total of $200.0 million is outstanding under the Unsecured Term Loan.  At the time of the closing of the Galileo Transactions, we anticipate repaying the Unsecured Term Loan, including the additional draw, approximately $101.0 million of outstanding mortgage indebtedness and approximately $239.0 million of the amount outstanding under the Revolving Facility.  We anticipate repaying the balance of the 2005 contractual cash obligations (which includes approximately $20.0 million of mortgages and scheduled amortization) either through draws under the Revolving Facility, with proceeds generated through the sale of assets, with proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof.

The following table summarizes certain terms of our existing credit facilities as of June 30, 2005 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of June 30, 2005	Current Interest Rate (1)	Maturity Date
Unsecured Term Loan (2)	$150,000	$150,000	LIBOR plus 85 bp	October 5, 2005
Revolving Facility	350,000	235,000	LIBOR plus 65 bp (3)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007
Total	$650,000	$535,000

(1)     We incur interest using a 30-day LIBOR rate, which was 3.34% at June 30, 2005.

(2)     On July 13, 2005, we amended the Unsecured Term Loan and increased the amount available for draw under this facility to $200.0 million.  This facility matures on the earlier of October 5, 2005 or the closing of the Galileo Transactions.

(3)     We also incur an annual facility fee of 20 basis points on this facility.

The Unsecured Term Loan, the Revolving Facility and the Secured Term Loan require that we maintain certain financial coverage ratios and other debt covenants.  As of June 30, 2005, these coverage ratios included:

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

•      unsecured debt to unencumbered assets value ratio of no more than 55%

•      book value of ancillary assets to total adjusted assets of no more than 25%

•      book value of new construction assets to total adjusted assets of no more than 15%

•      Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On July 19, 2005, we entered into amendments to the financial coverage ratios and other debt covenants as they pertain to the Credit Agreements.  The amendments to each of the Credit Agreements were substantially identical.

As part of the amendments:

•      The covenants in the Credit Agreements relating to asset sales by us were amended to permit us to sell or otherwise transfer assets so long as the transfers do not exceed (i) with respect to 2005, 30% of the total book value of all of our property determined as of December 31, 2004, and (ii) with respect to each year thereafter, 25% of the total book value of all of our property determined as of last day of the preceding year (the “Asset Sale Covenants”);

•      The covenants in the Credit Agreements relating to permitted dividends by us were amended to specifically provide that the special dividend expected to be distributed to our stockholders following the Galileo Transactions is permitted under the terms of the Credit Agreements (the “Dividend Covenants”);

•      The covenants in the Credit Agreements relating to our minimum tangible net worth were amended to provide that our minimum net worth requirement will be reduced from $1.278 billion to $1.225 billion (plus 80% of the net proceeds received by us from future issuances of capital stock) (the “Minimum Net Worth Covenants”);

•      The covenants in the Credit Agreements that set forth the maximum ratio of our total unsecured debt to unencumbered asset value were amended to increase the ratio from 55% to 57.5% (the “Unsecured Debt to Unencumbered Asset Value Covenants”); and

•      The capitalization rates used to calculate the value of our assets for purposes of certain ratio tests (i.e., in calculating our operating property value and unencumbered asset value) were decreased from 9.0% to 8.5% (the “Capitalization Rates”).

The changes to the Asset Sale Covenants, the Dividend Covenants and the Minimum Net Worth Covenants will be effective only upon the closing of the Galileo Transactions.  The changes to the Unsecured Debt to Unencumbered Asset Value Covenants and the Capitalization Rates are effective immediately.

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

As of June 30, 2005, we had approximately $1.0 billion of indebtedness outstanding, excluding the impact of unamortized discounts, under three public indentures, having a weighted average interest rate of 5.8%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing credit facilities, as described above.

As of June 30, 2005, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $538.6 million of mortgage debt outstanding, excluding the impact of unamortized premiums, as of June 30, 2005, having a weighted average interest rate of 7.4% per annum.

Galileo Transactions

As discussed above, the closing of the Galileo Transactions, which is subject to various conditions, is expected to occur in the third quarter of 2005.  Net cash proceeds from the Galileo Transactions, after the repayment of secured debt, the acquisitions of the asset management fee stream and property management rights and transaction costs, are expected to be approximately $754.2 million.  Initially, we expect to use a portion of the net proceeds to pay down approximately $438.5 million of additional outstanding indebtedness, including the repayment of the Unsecured Term Loan.  The remaining approximately $315.7 million is expected to be paid out to stockholders of the Company as a special cash dividend of $3.00 per share of common stock.

The repayment of outstanding indebtedness upon the closing of the Galileo Transactions will significantly improve our financial flexibility and credit profile.  We believe that we will be able to incur additional indebtedness in the future, which will in turn enable us to fund future growth opportunities.  Over the longer term, net proceeds from the Galileo Transactions will be further reinvested in a combination of redevelopments of existing assets, new developments and new acquisition opportunities across the spectrum of institutional quality to value-added shopping centers, as well as the potential repurchase of our outstanding common stock.  Finally, the asset management fee stream acquired in the transactions will provide a steady stream of cash which may serve as another source of funds to satisfy our short-term and long-term liquidity needs.

The Galileo Transactions are subject to certain customary closing conditions and, as such, there can be no assurance that the transactions will be consummated in the third quarter of 2005, or at all.  If we are unable to close the Galileo Transactions on a timely basis, or at all, we will be subject to certain short-term liquidity requirements that will need to be satisfied through alternative means.  In particular, the Unsecured Term Loan, which is scheduled to mature on October 5, 2005, will need to be repaid.  If necessary, we believe that we can satisfy this requirement through the incurrence of new debt (through public offerings of unsecured debt or the private incurrence of secured or unsecured debt), borrowings under the Revolving Facility and/or sales of common or preferred stock.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of June 30, 2005, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Acquisition Fund, LLC.  This joint venture was created on June 1, 2005, in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets.  Under the terms of the joint venture, we have a 10% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum of $4.2 million, of which approximately $25,000 had been contributed by us as of June 30, 2005.  We anticipate contributing the remaining $4.2 million during the remainder of 2005 and through 2007.  As of June 30, 2005, the joint venture did not own any properties and had no loans outstanding.  As of June 30, 2005, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $25,000.

•      CA New Plan Venture Direct Investment Fund, LLC.  This joint venture was created on June 1, 2005, in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of the joint venture, we have a 10% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum of $0.4 million, of which approximately $0.1 million had been contributed by us as of June 30, 2005.  We anticipate contributing the remaining $0.3 million during the remainder of 2005 and throughout 2006.  The joint venture owned six retail properties as of June 30, 2005.  The joint venture had loans outstanding of approximately $54.2 million as of June 30, 2005.  As of June 30, 2005, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $0.9 million.

•      CA New Plan Venture Fund, LLC.  On June 1, 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold, resulting in the joint venture owning eight operating retail properties and one retail property under redevelopment as of June 30, 2005.  Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.9 million, of which approximately $0.4 million had been contributed by us as of June 30, 2005.  We anticipate contributing the remaining $0.5 million during the remainder of 2005. The joint venture had loans outstanding of approximately $66.8 million as of June 30, 2005.  As of June 30, 2005, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $4.8 million.

•      NP/I&G Institutional Retail Company, LLC.  In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned nine retail properties as of June 30, 2005.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $20.5 million as of June 30, 2005.  We anticipate contributing the remaining $9.5 million during the remainder of 2005.  The joint venture had loans outstanding of approximately

$185.3 million as of June 30, 2005.  As of June 30, 2005, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $20.5 million.

                In addition, the following is a brief summary of the other joint venture obligations that we have as of June 30, 2005.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $48.9 million as of June 30, 2005.  As of June 30, 2005, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.6 million.

•      BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 30.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of June 30, 2005.  As of June 30, 2005, the book value of our investment in BPR Land Partnership, L.P. was approximately $1.1 million.

•      BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of June 30, 2005.  As of June 30, 2005, the book value of our investment in BPR South, L.P. was approximately $0.9 million.

•      BPR Shopping Center, L.P.  We have a 25% interest in a venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $68.9 million as of June 30, 2005.  As of June 30, 2005, the book value of our investment in BPR Shopping Center, L.P. was approximately $3.7 million.

•      Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $20.8 million as of June 30, 2005.  As of June 30, 2005, the book value of our investment in Westgate Mall, LLC was approximately $0.8 million.

In addition, as of June 30, 2005, we had investments in another joint venture (BPR West, L.P.) which has been included as a consolidated entity in our financial statements in accordance with the provisions of FIN 46.

As discussed elsewhere, upon closing of the Galileo Transactions, we will own an approximate 5% interest in the US Partnership.  We expect to account for this interest using the equity method.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of June 30, 2005, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of four separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2005, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $4.5 million.

•      Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2005, we had mortgage loans outstanding of approximately $558.4 million and our joint ventures had mortgage loans outstanding of approximately $378.5 million.

•      Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate, an office building which we sublet, and our administrative office space.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2005 (remaining six months)	$1,167
2006	2,390
2007	2,819
2008	2,437
2009	2,399
Thereafter	40,225

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005, we had approximately $24.5 million of outstanding floating rate mortgages.  We also had approximately $535.0 million outstanding under floating rate credit facilities.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2005, in relation to our approximately $2.1 billion of outstanding total debt, our approximately $4.0 billion of total assets and our approximately $5.2 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of June 30, 2005, we had entered into five hedging agreements: two reverse arrears swap agreements and three forward starting swaps.  The two reverse arrears swap agreements effectively convert the interest rate on

$65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $6.2 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $6.2 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $624.5 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of June 30, 2005, and does not consider the effects of debt transactions that may take place in connection with the Galileo Transactions.  If market rates of interest increase by 1%, the fair value of our fixed rate debt would decrease by approximately $67.6 million.  If market rates of interest decreased by 1%, the fair value of our fixed rate debt would increase by approximately $79.0 million. This assumes that our total debt outstanding remains at approximately $2.1 billion, the balance as of June 30, 2005, and does not consider the effects of debt transactions that may take place in connection with the Galileo Transactions.

As of June 30, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II - OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of stockholders was held on May 11, 2005.  Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

Proposal One:  Election of Directors.

a.     91,749,424 votes were cast for the election of Raymond H. Bottorf as a Director; 1,517,808 votes were withheld.

b.     90,830,599 votes were cast for the election of Matthew Goldstein as a Director; 2,436,633 votes were withheld.

c.     92,066,493 votes were cash for the election of Gregory White as a Director; 1,200,739 votes were withheld.

Item 6.                    Exhibits

10.1*	Consulting Agreement, dated as of May 6, 2005, by and between the Company and Scott MacDonald, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005.

10.2	Term Loan Agreement, dated as of April 5, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto.

10.3	First Amendment to Term Loan Agreement, dated as of July 13, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Incorporated herein by reference as above indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer