Form 10-Q
period 2005-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2005-11-07
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

(Address of Principal Executive Offices) (Zip Code)

212-869-3000

(Registrant’s Telephone Number, Including Area Code)

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

YES  ☒     NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO ☒

The number of shares of common stock of the Registrant outstanding on October 27, 2005 was 104,226,595.

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

•                  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

•                  the competitive environment in which we operate;

•                  property ownership and management risks;

•                  financial risks, such as the inability to obtain debt or equity financing on favorable terms;

•                  possible future downgrades in our credit rating;

•                  the level and volatility of interest rates and changes in the capitalization rates with respect to the acquisition and disposition of properties;

•                  financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

•                  the ability to maintain our status as a REIT for federal income tax purposes;

•                  governmental approvals, actions and initiatives;

•                  environmental/safety requirements and costs;

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

•                  risks of joint venture activities; and

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2005 and 2004

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Rental income	$89,398	$95,581	$288,438	$282,384
Percentage rents	893	1,202	4,940	4,914
Expense reimbursements	22,466	22,555	76,678	71,383
Fee income	3,228	1,406	6,153	3,965
Total revenues	115,985	120,744	376,209	362,646

Operating Expenses:
Operating costs	17,737	18,628	60,170	59,712
Real estate taxes	15,192	15,868	49,748	45,311
Depreciation and amortization	21,875	22,589	71,071	64,290
Provision for doubtful accounts	4,520	2,408	9,247	6,584
General and administrative	10,166	4,483	20,141	14,647
Total operating expenses	69,490	63,976	210,377	190,544

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	46,495	56,768	165,832	172,102

Other income and expenses:
Interest, dividend and other income	1,837	769	3,574	2,593
Equity in income of unconsolidated ventures	755	314	1,885	1,103
Interest expense	(39,554)	(26,150)	(95,062)	(79,087)
Gain on sale of real estate	186,942	—	186,942	1,217
Impairment of real estate	(859)	—	(859)	(43)
Minority interest in income of consolidated partnership and joint ventures	(4,359)	(203)	(5,775)	(939)
Income from continuing operations	191,257	31,498	256,537	96,946

Discontinued operations:
Income (loss) from discontinued operations (Note 5)	4,788	(2,057)	18,892	2,810

Net income	$196,045	$29,441	$275,429	$99,756

Preferred dividends	(5,475)	(5,458)	(16,413)	(16,008)
Net income available to common stock — basic	190,570	23,983	259,016	83,748
Minority interest in income of consolidated partnership	4,359	206	4,892	751
Net income available to common stock — diluted	$194,929	$24,189	$263,908	$84,499

Basic earnings per common share:
Income from continuing operations	$1.79	$0.26	$2.33	$0.81
Discontinued operations	0.05	(0.02)	0.18	0.03
Basic earnings per share	$1.84	$0.24	$2.51	$0.84

Diluted earnings per common share:
Income from continuing operations	$1.78	$0.25	$2.30	$0.79
Discontinued operations	0.04	(0.02)	0.18	0.03
Diluted earnings per share	$1.82	$0.23	$2.48	$0.82

Average shares outstanding — basic	103,460	101,255	103,157	100,281
Average shares outstanding — diluted	106,835	103,658	106,623	102,626

Dividends per common share, excluding Special Dividend (Note 10)	$0.4125	$0.4125	$1.2375	$1.2375

Other comprehensive income:
Net income	$196,045	$29,441	$275,429	$99,756
Unrealized (loss) gain on available-for-sale securities	(384)	325	(59)	169
Unrealized gain on deferred compensation	27	—	51	—
Realized (loss) gain on interest risk hedges, net	(9,237)	40	(11,516)	121
Unrealized gain (loss) on interest risk hedges, net	9,286	(9,640)	8,495	(8,091)
Comprehensive income	$195,737	$20,166	$272,400	$91,955

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(In thousands, except fractions, percentages and par value amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate:
Land	$709,562	$897,411
Building and improvements	2,604,610	3,090,779
Accumulated depreciation and amortization	(362,058)	(428,427)
Net real estate	2,952,114	3,559,763
Real estate held for sale	63,926	20,835
Cash and cash equivalents	5,944	7,292
Restricted cash	19,094	22,379
Marketable securities	3,375	3,433
Receivables:
Trade, net of allowance for doubtful accounts of $30,070 and $24,239 at September 30, 2005 and December 31, 2004, respectively	21,105	31,043
Deferred rent, net of allowance of $1,920 and $3,548 at September 30, 2005 and December 31, 2004, respectively	28,854	31,931
Other, net	19,585	18,627
Mortgages and notes receivable	821	8,881
Prepaid expenses and deferred charges	47,026	47,646
Investments in/advances to unconsolidated ventures	71,244	31,888
Intangible assets	77,156	32,085
Other assets	23,689	15,939
Total assets	$3,333,933	$3,831,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $14,613 and $20,400 at September 30, 2005 and December 31, 2004, respectively	$437,203	$551,522
Notes payable, net of unamortized discount of $5,042 and $4,723 at September 30, 2005 and December 31, 2004, respectively	968,699	970,563
Credit facilities	185,000	446,000
Capital leases	27,972	28,234
Dividends payable	37,960	47,698
Other liabilities	128,012	105,269
Tenant security deposits	10,879	11,511
Total liabilities	1,795,725	2,160,797

Minority interest in consolidated partnership and joint ventures	43,206	30,784

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares issued and outstanding at September 30, 2005 and December 31, 2004; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares issued and outstanding at September 30, 2005 and December 31, 2004	10	10
Common stock, $.01 par value, 250,000 shares authorized; 104,129 and 102,845 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,041	1,028
Additional paid-in capital	2,033,092	2,005,977
Accumulated other comprehensive loss	(8,060)	(5,031)
Accumulated distribution in excess of net income	(531,081)	(361,823)
Total stockholders’ equity	1,495,002	1,640,161
Total liabilities and stockholders’ equity	$3,333,933	$3,831,742

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2005 and 2004

(Unaudited, in thousands)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$275,428	$99,756
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	73,997	68,048
Amortization of net premium/discount on mortgages and notes payable	(6,642)	(2,076)
Amortization of deferred debt and loan acquisition costs	1,974	2,244
Amortization of stock options	1,905	569
Interest on swaps	240	—
Gain on sale of real estate, net	(186,942)	(1,217)
Gain on sale of discontinued operations, net	(14,677)	2,648
Minority interest in income of consolidated partnership	5,775	941
Impairment of real estate assets	859	131
Equity in income of unconsolidated ventures	(1,886)	(1,103)
Distributions of income from unconsolidated ventures	2,436	—
Changes in operating assets and liabilities, net:
Change in restricted cash	3,284	1,819
Change in trade receivables	9,948	8,682
Change in deferred rent receivables	(3,358)	(5,122)
Change in other receivables	(959)	(5,066)
Change in other liabilities	20,835	13,583
Change in tenant security deposits	(667)	49
Change in sundry assets and liabilities	(3,564)	(4,567)
Net cash provided by operating activities	177,986	179,319

Cash flows from investing activities:
Real estate acquisitions and building improvements	(115,927)	(83,509)
Acquisition, net of cash and restricted cash received	(124,652)	(155,861)
Proceeds from real estate sales, net	984,131	39,020
Advances for mortgage notes receivable, net	—	(8,449)
Repayments of mortgage notes receivable	11,775	26,543
Leasing commissions paid	(8,816)	(8,592)
Cash paid for asset management fee stream	(18,500)	—
Cash paid for property management rights	(22,251)	—
Cash from joint venture consolidation (Note 2)	—	844
Cash paid for joint venture investment	(5,441)	(9,748)
Proceeds from sale of joint venture interest	11,400	3,870
Capital contributions to unconsolidated ventures	(48,482)	(3,734)
Distributions of capital from unconsolidated ventures	4,778	8,561
Net cash provided by (used in) investing activities	668,015	(191,055)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(136,591)	(37,862)
Proceeds from public debt offering	349,044	149,114
Repayment of public debt	(350,000)	—
Cash received from rate lock swap	—	1,554
Cash paid for settlement of a reverse arrears swap	(11,945)	(1,275)
Proceeds from credit facility borrowing	430,000	310,000
Repayment of credit facility	(691,000)	(333,000)
Financing fees	(3,703)	(4,988)
Distributions paid to minority partners	(6,769)	(3,273)
Proceeds from common stock offering	—	49,640
Dividends paid	(453,836)	(133,466)
Proceeds from exercise of stock options	7,601	15,297
Repayment of loans receivable for the purchase of common stock	119	270
Proceeds from dividend reinvestment plan	19,731	3,377
Net cash (used in) provided by financing activities	(847,349)	15,388

Net (decrease) increase in cash and cash equivalents	(1,348)	3,652

Cash and cash equivalents at beginning of period	7,292	5,328

Cash and cash equivalents at end of period	$5,944	$8,980

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$110,705	$81,418
Capitalized interest	5,174	4,603
State and local taxes paid	(35)	399
Mortgages assumed in acquisition	27,797	61,872
Partnership units issued in acquisition	14,547	19,989
Satisfaction of notes receivable	—	15,091

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

Note 2:         Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership (Note 8), and certain of the Company’s joint ventures, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $30.1 million and $24.2 million as of September 30, 2005 and December 31, 2004, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

Business Combinations

In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values.  The value of the tangible assets, consisting of land, buildings and buildings and tenant improvements, are determined as if vacant, i.e., at replacement cost.  Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values.  The below-market value of leases is recorded in Other liabilities.

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

The total amount of other intangible assets allocated to in-place lease values and tenant relationship intangible values is based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant.  Factors considered in the allocation of these values include, but are not limited to, the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases.  Management will also consider information obtained about a property in connection with its pre-acquisition due diligence.  Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions.  Management will estimate costs required to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property.  Independent appraisals and/or management’s estimates will be used to determine these values.

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

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, a valuation allowance is established.  For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%.  Interest on such loans is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At September 30, 2005 and December 31, 2004, the Company had aggregate loans to employees of approximately $0.6 million and $0.8 million, respectively.

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

Balance at December 31, 2003	$7,790

Costs capitalized	2,007
Amortization	(385)

Balance at March 31, 2004	9,412

Costs capitalized	1,672
Amortization	(686)

Balance at June 30, 2004	10,398

Costs capitalized	1,511
Amortization	(454)

Balance at September 30, 2004	$11,455

Balance at December 31, 2004	$12,271

Costs capitalized	1,366
Amortization	(563)

Balance at March 31, 2005	13,074

Costs capitalized	1,231
Amortization	(495)

Balance at June 30, 2005	13,810

Costs capitalized	1,535
Amortization	(3,409)

Balance at September 30, 2005	$11,936

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

Intangible Assets

The Company’s intangible assets, other than those acquired in business combinations, include property management rights and an asset management fee stream.  These assets were initially measured based on their fair values and are being amortized on a straight-line basis over a period of 20 to 40 years.  These assets are stated at cost, net of accumulated amortization.

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, are recognized in earnings in the current period.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure under the plan, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.8 million and $0.7 million at September 30, 2005 and December 31, 2004, respectively.

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

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires, among other things, that the primary assets and liabilities of the Company and the results of operations of the Company’s real property that has been sold during 2002 or thereafter, or otherwise qualify as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets.  As a REIT, the Company is not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders.  Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.  The Company intends to continue to operate in a manner that allows it to continue to meet the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.  The

Company is subject to certain state and local taxes.  Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income.

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At September 30, 2005, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $12.5 million, expiring from 2015 to 2018.

Segment Information

The principal business of the Company is the ownership and management of community and neighborhood shopping centers.  The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.  Further, all of the Company’s operations and assets are within the United States and no tenant comprises more than 5% of rental income.

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

In December 2004, the FASB issued Statement 123(R), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).  SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide such services.  SFAS No. 123(R), as modified on April 14, 2005, is effective as of the first annual reporting period that begins after June 15, 2005.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the consolidated financial statements of the Company.

Note 3:         Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2005, the Company acquired six shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall and Fashion Place Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing (a shopping center owned by the Company), six land parcels, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which the Company owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which the Company owned the other 10% interest (collectively, the “2005 Acquisitions”).  Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	01/13/05	20,338	(1)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	02/16/05	341,982		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	03/17/05	163,131		$16.6	—	$11.0	$5.6
Marketplace at Wycliffe (2) (3)	Lake Worth, FL	06/01/05	133,520		$35.7	—	—	$35.7
Mableton Walk (2)	Mableton, GA	06/01/05	105,742		—	—	—	—
Market Plaza	Plano, TX	07/13/05	161,453		$39.6	—	—	$39.6
Surrey Square Mall	Norwood, OH	08/26/05	192,388		$10.5	—	—	$10.5
Five land parcels adjacent to Home Depot Stores	FL, LA, OH	09/07/05	40 acres		$9.3	—	—	$9.3
Fashion Place Shopping Center	Columbia, SC	09/14/05	149,493		$6.8	—	—	$6.8
Brandt Pike Place	Dayton, OH	09/30/05	11 acres		$1.6	—	—	$1.6
	Total				$173.1	$14.5	$27.8	$130.8

(1)   Also includes 2.5 acres of land.

(2)   Property acquired as a component of a multi-property transaction.  Purchase price and cash listed for Marketplace at Wycliffe represent the combined amounts for the acquisition of 100% interests in Marketplace at Wycliffe and Mableton Walk.

(3)   On August 10, 2005, this property was sold as part of the Galileo Transactions (as defined below).

During fiscal 2004, the Company acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe, and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which the Company owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which the Company owned the other 50% interest (collectively, the “2004 Acquisitions”).  Please refer to the following table for additional details (dollars in millions).

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

In connection with the above acquisitions, and in compliance with the Company’s business combination policy, the Company maintained the following balances as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005
	Total Cost	Accumulated Amortization	Deferred Costs, net
In-place lease value, legal fees and leasing commissions	$42,360	$(7,969)	$34,391
Above market leases acquired	4,247	(402)	3,845
Below market leases acquired	(5,708)	746	(4,962)
Total	$40,899	$(7,625)	$33,274

	December 31, 2004
	Total Cost	Accumulated Amortization	Deferred Costs, net
In-place lease value, legal fees and leasing commissions	$35,235	$(3,512)	$31,723
Above market leases acquired	1,713	(267)	1,446
Below market leases acquired	(1,396)	312	(1,084)
Total	$35,552	$(3,467)	$32,085

Dispositions

Portfolio Disposition

On August 10, 2005, the Company sold an aggregate of 69 community and neighborhood shopping centers (the “Galileo Properties”) to Galileo America LLC for aggregate gross proceeds of approximately $968.0 million, comprised of approximately $928.2 million in cash and approximately $39.8 million of equity in Galileo America LLC (the “Property Transfer”).  The Company has the right to receive up to an additional $12.0 million in cash based upon the performance of the Galileo Properties during the 18-month period following the closing of the Property Transfer.

A series of related transactions occurred simultaneously with the closing of the Property Transfer, resulting in the Company owning an approximate 5% equity interest in Galileo America LLC, which included (i) the redemption by Galileo America LLC of an existing interest in Galileo America LLC held by CBL & Associates Properties, Inc. (“CBL”) for two properties previously owned by Galileo America LLC, (ii) the purchase by the Company of an asset management fee stream from Galileo America LLC for $18.5 million and (iii) the acquisition by the Company of the property management rights of CBL with respect to Galileo America LLC for $22.0 million

(plus an agreement to purchase additional property management rights in 2008 for $7.0 million) (such transactions are referred to collectively with the Property Transfer as the “Galileo Transactions”).

As a result of the Company’s retained 5% ownership interest in Galileo America LLC, as well as the Company’s purchase of the property and asset management rights as part of the Galileo Transactions, the results of operations of the Galileo Properties up to August 10, 2005 were not classified as income from discontinued operations and are included in income from continuing operations.

Other Dispositions

During the nine months ended September 30, 2005, the Company also sold seven properties and three land parcels for aggregate gross proceeds of approximately $28.1 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

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

Note 4:         Real Estate Held for Sale

As of September 30, 2005, five shopping centers, one miscellaneous property and four land parcels were classified as “Real estate held for sale.”  These properties are located in eight states and have an aggregate gross leasable area of approximately 1.5 million square feet.  Such properties had an aggregate book value of approximately $63.9 million, net of accumulated depreciation of approximately $13.4 million, as of September 30, 2005.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

As of December 31, 2004, four retail properties and one land parcel were classified as “Real estate held for sale.”  These properties are located in five states and have an aggregate gross leasable area of approximately 0.4 million square feet.  Such properties had an aggregate book value of approximately $20.8 million, net of accumulated depreciation of approximately $3.2 million, as of December 31, 2004.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

Note 5:         Income (Loss) from Discontinued Operations

The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total revenue
Real estate held for sale	$2,829	$2,640	$8,406	$8,489
Other discontinued operations	284	2,088	1,720	7,363
Total revenue	$3,113	$4,728	$10,126	$15,852

Operating costs
Real estate held for sale	(739)	(796)	(2,421)	(2,517)
Other discontinued operations	(46)	(653)	(449)	(2,247)

Real estate taxes
Real estate held for sale	(34)	(278)	(626)	(825)
Other discontinued operations	(46)	(281)	(341)	(843)

Interest expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	(58)	(5)	(174)

Depreciation and amortization
Real estate held for sale	(347)	(690)	(1,312)	(1,367)
Other discontinued operations	(50)	(281)	(443)	(1,060)

Provision for doubtful accounts
Real estate held for sale	(50)	(372)	(415)	(518)
Other discontinued operations	9	(194)	105	(752)

General and Administrative
Real estate held for sale	(1)	(1)	(3)	(3)
Other discontinued operations	—	—	—	—

Total operating costs	(1,304)	(3,604)	(5,910)	(10,306)

Income from discontinued operations before impairment and gain on sale	1,809	1,124	4,216	5,546

Gain (loss) on sale of other discontinued operations (1)	2,979	(3,093)	14,676	(2,648)

Impairment of other discontinued operations	—	(88)	—	(88)

Income (loss) from discontinued operations	$4,788	$(2,057)	$18,892	$2,810

(1) For the three and nine months ended September 30, 2005, balance includes approximately $2.3 million attributable to the gain on sale of the Company’s ownership interest in BPR West, L.P., a joint venture in which the Company previously held a 50% interest.  For the nine months ended September 30, 2005, balance also includes approximately $3.3 million attributable to the gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest.

Note 6:         Investments in/Advances to Unconsolidated Ventures

At September 30, 2005, the Company had investments in ten unconsolidated joint ventures: (1) Arapahoe Crossings, L.P., (2) BPR Land Partnership, L.P., (3) BPR South, L.P., (4) BPR Shopping Center, L.P., (5) CA New Plan Acquisition Fund, LLC, (6) CA New Plan Venture Direct Investment Fund, LLC, (7) CA New Plan Venture Fund, LLC, (8) Galileo America LLC, (9) NP / I&G Institutional Retail Company, LLC, and (10) Westgate Mall, LLC.  The Company accounts for these investments using the equity method.  The following table summarizes these joint venture projects as of September 30, 2005 and December 31, 2004 (dollars in thousands):

				Company
					Investments in/Advances to Unconsolidated Ventures
	City	State	JV Partner	Percent Ownership	September 30, 2005	December 31, 2004
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,643	$6,718

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$1,137	$1,993

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$873	N/A

BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$3,683	$3,683

CA New Plan Acquisition Fund, LLC (3) (4)			Major U.S. Pension Fund	10%	$34	N/A

CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$819	N/A

CA New Plan Venture Fund, LLC (5)	Various	Various	Major U.S. Pension Fund	10%	$4,471	$6,963

Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$30,099	N/A

NP/I&G Institutional Retail Company, LLC (5)	Various	Various	JPMorgan Fleming Asset Management	20%	$22,555	$12,531

Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$930	N/A

		Investments in/Advances to Unconsolidated Ventures			$71,244	$31,888

(1)                                  The Company receives increased participation after a 10% return.

(2)                                  The Company receives a 10% preferred return on its investment.

(3)                                  As of September 30, 2005, there were no properties owned by the joint venture.

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

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures is as follows (dollars in thousands, except footnotes):

Condensed Combined Balance Sheets

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$41,730	$10,848
Receivables	22,707	8,814
Property and equipment, net of accumulated depreciation	2,383,532	501,517
Other assets, net of accumulated amortization	48,003	18,171
Total Assets	$2,495,972	$539,350

Long-term debt	$1,577,993	$364,719
Accrued interest	4,456	1,700
Other liabilities	167,181	8,047
Total liabilities	1,749,630	374,466
Total partners’ capital	746,342	164,884
Total liabilities and partners’ capital	$2,495,972	$539,350

Company’s investments in/advances to unconsolidated ventures	$71,244	$31,888

Condensed Combined Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental revenues	$47,299	$16,574	$86,806	$44,053
Operating expenses	(12,492)	(5,212)	(24,812)	(13,625)
Interest expense	(14,585)	(4,527)	(25,573)	(12,062)
Other expense, net	(11,703)	(3,881)	(20,751)	(9,007)
Gain (loss) on sale of real estate, net	—	(120)	—	(85)
Net income	$8,519	$2,834	$15,670	$9,274

Company’s share of net income (1)	$755	$314	$1,885	$1,103

(1)                                 Includes preferred returns of $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively.

The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of September 30, 2005.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $48.8 million as of September 30, 2005.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 30.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2005.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2005.

•      BPR Shopping Center, L.P.  The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $68.8 million as of September 30, 2005.

•      CA New Plan Acquisition Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $4.2 million, of which approximately $45,000 had been contributed by the Company as of September 30, 2005.  The Company anticipates contributing the remaining approximate $4.2 million by the end of 2007.  As of September 30, 2005, the joint venture did not own any properties and had no loans outstanding.

•      CA New Plan Venture Direct Investment Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.4 million.  As of September 30, 2005, the Company had not made any such capital contributions. The Company anticipates contributing the $0.4 million during the remainder of 2005 and throughout 2006.  The joint venture owned six retail properties as of September 30, 2005.  The joint venture had loans outstanding of approximately $54.1 million as of September 30, 2005.

•      CA New Plan Venture Fund, LLC.  On June 1, 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold, resulting in the joint venture owning eight operating retail properties and one retail property under redevelopment as of September 30, 2005.  Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.9 million, of which approximately $0.4 million had been contributed by the Company as of September 30, 2005.  The Company anticipates contributing the remaining $0.5 million during the remainder of 2005 and throughout 2006.  The joint venture had loans outstanding of approximately $70.6 million as of September 30, 2005.

•      Galileo America LLC.  The Company has a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions (Note 3).  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  As of September 30, 2005, this joint venture was comprised of 118 stabilized assets and two redevelopment assets.  The joint venture had loans outstanding of approximately $1.1 billion as of September 30, 2005.

•      NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned nine retail properties as of September 30, 2005.  Under the terms of this joint venture, the Company has a

20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which approximately $22.7 million had been contributed by the Company as of September 30, 2005. The Company anticipates contributing the remaining $7.3 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $194.6 million as of September 30, 2005.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any additional significant capital contributions will be required.  The joint venture had loans outstanding of approximately $20.8 million as of September 30, 2005.

Note 7:                                Debt Obligations

As of September 30, 2005 and December 31, 2004, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands):

	Maximum	Carrying Value as of		Stated		Scheduled
	Amount Available	September 30, 2005	December 31, 2004	Interest Rates		Maturity Date
CREDIT FACILITIES
Revolving Facility	$350,000	$35,000	$296,000	LIBOR + 65 bp	(1)(2)	June 2007
Secured Term Loan	150,000	150,000	150,000	LIBOR + 85 bp	(1)	June 2007
Total Credit Facilities	$500,000	$185,000	$446,000

MORTGAGES PAYABLE
Fixed Rate Mortgages (3)		$398,170	$506,367	6.670% - 9.625%		2006 – 2028
Variable Rate Mortgages		24,420	24,755	Variable	(4)	2006 – 2011
Total Mortgages		422,590	531,122
Net unamortized premium		14,613	20,400
Total Mortgages, net		$437,203	$551,522

NOTES PAYABLE
7.75% unsecured notes		$—	$100,000	7.750%		April 2005
7.35% unsecured notes		30,000	30,000	7.350%		June 2007
5.88% unsecured notes (5)		—	250,000	5.875%		June 2007
7.40% unsecured notes		150,000	150,000	7.400%		September 2009
4.50% unsecured notes (6)		150,000	150,000	4.500%		February 2011
5.13% unsecured notes		125,000	—	5.125%		September 2012
5.50% unsecured notes		50,000	50,000	5.500%		November 2013
5.30% unsecured notes		100,000	—	5.300%		January 2015
5.25% unsecured notes		125,000	—	5.250%		September 2015
3.75% unsecured notes (7)		115,000	115,000	3.750%		June 2023
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029
Total Notes		975,000	975,000
Net unamortized discount		(5,042)	(4,723)
Impact of pay-floating swap agreements		(1,259)	286
Total Notes, net		$968,699	$970,563

CAPITAL LEASES		$27,972	$28,234	7.500%		June 2031

TOTAL DEBT		$1,618,874	$1,996,319

(1)   The Company incurs interest using the 30-day LIBOR rate which was 3.86% as of September 30, 2005.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)   The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)   The Company repaid approximately $100.6 million of fixed rate mortgages with a portion of the proceeds generated from the Galileo Transactions.

(4)   As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 3.86% as of September 30, 2005, plus spreads ranging from 65 to 85 basis points, or the Moody’s A Corporate Bond Index, which was 5.22% as of September 30, 2005, plus spreads ranging from 12.5 to 37.5 basis points.

(5)   The Company repaid these notes in full with a portion of the proceeds generated from the Galileo Transactions.

(6)   The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(7)   Represents the Company’s convertible senior notes, which are redeemable for cash, in whole or in part, any time after June 9, 2008.

The Company’s $350.0 million unsecured revolving credit facility (the “Revolving Facility”) and the Company’s $150.0 million secured term loan (the “Secured Term Loan”) (collectively, the “Credit Agreements”) require that the Company maintain certain financial coverage ratios and other debt covenants.  On July 19, 2005, in anticipation of the closing of the Galileo Transactions, the Company entered into amendments to the Credit Agreements.  The amendments to each of the Credit Agreements were substantially identical.

As part of the amendments:

•                                          The covenants in the Credit Agreements relating to asset sales by the Company were amended to permit the Company to sell or otherwise transfer assets so long as the transfers do not exceed (i) with respect to 2005, 30% of the total book value of all the Company’s property determined as of December 31, 2004, and (ii) with respect to each year thereafter, 25% of the total book value of all the Company’s property determined as of the last day of the preceding year;

•                                          The covenants in the Credit Agreements relating to permitted dividends by the Company were amended to specifically provide that the special dividend distributed to stockholders of the Company (Note 10) following the Galileo Transactions be permitted under the terms of the Credit Agreements;

•                                          The covenants in the Credit Agreements relating to the Company’s minimum tangible net worth were amended to provide that the Company’s minimum net worth requirement be reduced from $1.278 billion to $1.225 billion (plus 80% of the net proceeds received by the Company from future issuances of capital stock);

•                                          The covenants in the Credit Agreements that set forth the maximum ratio of the Company’s total unsecured debt to unencumbered asset value were amended, increasing the ratio from 55% to 57.5%; and

•                                          The capitalization rates used to calculate the value of the Company’s assets for purposes of certain ratio tests (i.e., in calculating the Company’s operating property value and unencumbered asset value) were decreased from 9.0% to 8.5%.

As of September 30, 2005, these coverage ratios and debt covenants, as amended, included:

•                                          net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•                                          EBITDA to fixed charges ratio of at least 1.75:1

•                                          minimum tangible net worth of approximately $1.2 billion

•                                          total debt to total adjusted assets of no more than 57.5%

•                                          total secured debt to total adjusted assets of no more than 40%

•                                          unsecured debt to unencumbered assets value ratio of no more than 57.5%

•                                          book value of ancillary assets to total adjusted assets of no more than 25%

•                                          book value of new construction assets to total adjusted assets of no more than 15%

•                                          Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

On September 19, 2005, the Company completed a public offering of $125.0 million aggregate principal amount of senior unsecured, 7-year fixed rate notes with a coupon of 5.125% (the “5.125% Notes”) and $125.0 million aggregate principal amount of senior unsecured, 10-year fixed rate notes with a coupon of 5.25% (the “5.25% Notes”) (collectively, the “September 2005 Debt Offering”).  The 5.125% Notes and the 5.25% Notes are due on September 15, 2012 and 2015, respectively.  The 5.125% Notes were priced at 99.919% of par value to yield 5.139%.  The 5.25% Notes were priced at 99.372% of par value to yield 5.332%.  Net proceeds from the offering were used to redeem all $250.0 million of the Company’s outstanding 5.875% senior unsecured notes that were due June 15, 2007 and were called for redemption on August 4, 2005 at a redemption price of 100% of their principal amount plus any interest accrued up to, but excluding, the redemption date, and the applicable “make-whole” premium of approximately $7.1 million relating to such notes.  Concurrent with the pricing of the September 2005

Debt Offering, the Company settled its three remaining 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $7.6 million.

On April 5, 2005, the Company entered into a $150.0 million unsecured term loan (the “Unsecured Term Loan”).  Net proceeds from the Unsecured Term Loan were used to repay $100.0 million of the Company’s 7.75% medium-term notes that were scheduled to mature on April 6, 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.  On July 13, 2005, the Company amended the Unsecured Term Loan, increasing the amount that may be borrowed from $150.0 million to $200.0 million, and concurrently increased the amount borrowed from $150.0 million to $200.0 million.  On August 10, 2005, the Company repaid the $200.0 million outstanding under the Unsecured Term Loan with a portion of the proceeds generated from the Galileo Transactions, and as a result no further amounts are available for draw under this loan.

On January 13, 2005, the Company completed a public offering of $100.0 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.30% (the “January 2005 Debt Offering”).  These notes are due on January 15, 2015 and were priced at 99.930% of par value to yield 5.309%.  Net proceeds from the offering were used to repay a portion of the amount outstanding under the Revolving Facility.  Concurrent with the pricing of the January 2005 Debt Offering, the Company settled four of its seven then existing 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.

On February 6, 2004, the Company completed a public offering of $150.0 million aggregate principal amount of unsecured, 7-year fixed rate notes with a coupon of 4.50% (the “2004 Debt Offering”).  These notes are due on February 1, 2011 and were priced at 99.409% of par value to yield 4.6%.  Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Company’s then existing revolving credit facility.  On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, the Company entered into reverse interest rate swaps that effectively converted the interest rate on $100.0 million of the notes from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate.

As of September 30, 2005, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2005 (remaining three months)	$2,935
2006	30,819
2007	249,551
2008	173,637
2009	163,424
Thereafter	990,196
Total debt maturities	1,610,562

Net unamortized premiums on mortgages	14,613
Net unamortized discount on notes	(5,042)
Fair value adjustment on pay-floating swap agreements	(1,259)

Total debt obligations	$1,618,874

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

On January 30, 2004, concurrent with the pricing of the 2004 Debt Offering, the Company entered into three reverse arrears swap agreements, in notional amounts of $50.0 million, $35.0 million and $15.0 million, which effectively converted the interest rate on $100.0 million of the debt from a fixed rate to a blended floating rate of 39 basis points over the six-month LIBOR rate.  On May 19, 2004, the Company settled the $35.0 million reverse arrears swap agreement for an aggregate payment of approximately $1.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  Concurrent with the settlement of the $35.0 million reverse arrears swap agreement, the blended floating interest rate on the remaining two swaps was adjusted downward to 30 basis points over the six-month LIBOR rate.  The remaining two swaps will terminate on February 1, 2011.

During 2004, the Company entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount.  These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate.  Concurrent with the pricing of the January 2005 Debt Offering, the Company settled four of the seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  Concurrent with the pricing of the September 2005 Debt Offering, the Company settled the remaining three forward starting swaps with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $7.6 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

On August 2, 2005, the Company entered into two forward starting interest rate swap agreements for an aggregate of approximately $148.2 million in notional amount.  These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate.  Concurrent with the pricing of the September 2005 Debt Offering, the Company settled both forward starting swaps with an aggregate of approximately $148.2 million for an aggregate cost of approximately $1.9 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2005 (dollars in thousands).  The notional amounts at September 30, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(821)
Reverse Arrears Swap	Fair Value	$15,000	4.030%	02/01/11	(438)
					$(1,259)

On September 30, 2005, the reverse arrears swap debt of approximately $1.3 million at September 30, 2005 was reported as a component of the notes payable to which it was assigned.  As of September 30, 2005, there were approximately $10.5 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps.

Over time, the unrealized gains and losses held in OCI will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings.  Approximately $0.3 million of expense, net is expected to be amortized into other comprehensive income over the next three months.  The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

Note 9:                                Minority Interest in Consolidated Partnership

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties.  A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations.  Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company), cash and the assumption of mortgage indebtedness.  These units are redeemable for cash or, at the Company’s option, shares of common stock of the Company at certain exchange ratios.  On September 27, 2005, in conjunction with the payment of a special cash distribution to the Company’s common stockholders of $3.00 per common share (see Note 10), certain unitholders received a corresponding special cash distribution of $3.00 per unit, which special cash distributions aggregated approximately $4.4 million.  Unitholders who were not entitled to receive the special cash distribution received an adjustment to their exchange ratio, which adjustment accounts for the payment of the special cash distribution.  After such adjustments, exchange ratios currently range from 1.0 to 1.6.  ERP unit information is summarized as follows:

	Total Units		Company Units	Limited Partner Units
Outstanding at December 31, 2004	6,715,566		5,109,215	1,606,351
Issued	612,763	(1)	—	612,763	(1)

Outstanding at September 30, 2005	7,328,329		5,109,215	2,219,114

(1)  Represents limited partnership units issued in connection with the Company’s acquisition of Hillcrest Shopping Center on February 16, 2005 (Note 3).

Note 10:                         Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic EPS
Numerator:
Income from continuing operations	$191,257	$31,498	$256,537	$96,946
Preferred dividends	(5,475)	(5,458)	(16,413)	(16,008)
Net income available to common shares from continuing operations - basic	185,782	26,040	240,124	80,938

Net income (loss) available to common shares from discontinued operations - basic	4,788	(2,057)	18,892	2,810

Net income available to common shares - basic	$190,570	$23,983	$259,016	$83,748

Denominator:
Weighted average of common shares outstanding	103,460	101,255	103,157	100,281

Earning per share - continuing operations	$1.79	$0.26	$2.33	$0.81
Earnings per share - discontinued operations	0.05	(0.02)	0.18	0.03
Basic earnings per common share	$1.84	$0.24	$2.51	$0.84

Diluted EPS
Numerator:
Income from continuing operations	$191,257	$31,498	$256,537	$96,946
Preferred dividends	(5,475)	(5,458)	(16,413)	(16,008)
Minority interest in consolidated partnership	4,359	206	4,892	751
Net income available to common shares from continuing operations - diluted	190,141	26,246	245,016	81,689

Net income available to common shares from discontinued operations - diluted	4,788	(2,057)	18,892	2,810

Net income available to common shares - diluted	$194,929	$24,189	$263,908	$84,499

Denominator:
Weighted average of common shares outstanding – basic	103,460	101,255	103,157	100,281
Effect of diluted securities:
Common stock options and contingently issuable shares	865	998	981	1,034
Excel Realty Partners, L.P. third party units	2,369	1,405	2,258	1,311
Convertible debt	89	—	162	—
Restricted stock	52	—	65	—
Weighted average of common shares outstanding - diluted	106,835	103,658	106,623	102,626

Earning per share - continuing operations	$1.78	$0.25	$2.30	$0.79
Earnings per share - discontinued operations	0.04	(0.02)	0.18	0.03
Diluted earnings per common share	$1.82	$0.23	$2.48	$0.82

Note - For the three and nine months ended September 30, 2004, there were approximately 600,000 stock options that were anti-dilutive.

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

In conjunction with the Galileo Transactions, the Company’s Board of Directors declared a special cash distribution of $3.00 per common share (the “Special Dividend”).  The distribution was paid on September 27, 2005 to common stockholders of record on August 25, 2005, and aggregated approximately $310.4 million.

On August 23, 2004, the Company sold 2,000,000 shares of its common stock in a public offering (the “Common Stock Offering”).  The net proceeds from the offering were approximately $50.0 million and were used to repay a portion of the borrowings outstanding under the Revolving Facility.

On July 21, 2003, the Company established a standby equity distribution program with BNY Capital Markets, Inc. pursuant to which the Company may issue and sell from time to time up to $50.0 million of common stock in “at the market” transactions.  As of September 30, 2005, the Company had not issued or sold any common stock under this distribution program.

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  Through September 30, 2005, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share.  No shares were repurchased in 2004 or in the nine months ended September 30, 2005.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred E Shares”).

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500.00 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.  Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable.  For the three and nine months ended September 30, 2005, the Company recorded total, non-cash increases of approximately $0.2 million and $0.6 million, respectively.  The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized for the third quarter.

Stock Based Compensation

Stock Options

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000.  These prior outstanding option grants are now incorporated under the active stock option plan.  The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of September 30, 2005, approximately 2.9 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding under the 2003 Plan, at September 30, 2005, had exercise prices from $11.35 to $23.85 and a weighted average remaining contractual life of approximately seven years.  The total amount of option shares exercisable under the 2003 Plan, at September 30, 2005, was approximately 1.9 million.

In order to counteract the dilutive effect on the options outstanding resulting from the payment of the Special Dividend, the Company amended its outstanding option grants to adjust both the number of options outstanding and the related exercise prices.  As a result of the amendment, the Company computed an incremental charge representing the change in fair value immediately before and after the modification of the options of approximately $1.1 million.  Approximately $0.7 million of this incremental charge related to options which were fully vested, and was expensed immediately.  The remainder of the incremental charge will be reflected in expense over the remaining service periods of the grants.

The following tables summarize information concerning outstanding and exercisable options as of September 30, 2005, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	755,970	4.4 years	$11.35	755,970	$11.35
$12.23	16,942	4.7 years	$12.23	16,942	$12.23
$12.40	63,254	5.0 years	$12.40	63,254	$12.40
$12.79	48,118	4.6 years	$12.79	48,118	$12.79
$13.71	412,668	5.5 years	$13.71	227,294	$13.71
$15.15	18,071	5.7 years	$15.15	18,071	$15.15
$16.97	516,659	7.4 years	$16.97	86,385	$16.97
$17.41	28,234	6.7 years	$17.41	28,234	$17.41
$17.60	162,029	3.6 years	$17.60	162,029	$17.60
$17.70	783,454	6.5 years	$17.70	217,203	$17.70
$17.77	18,351	3.6 years	$17.77	18,351	$17.77
$17.82	18,952	3.0 years	$17.82	18,952	$17.82
$18.45	39,530	7.7 years	$18.45	39,530	$18.45
$21.08	42,072	8.7 years	$21.08	42,072	$21.08
$22.75	605,974	9.4 years	$22.75	—	$22.75
$23.11	614,578	8.4 years	$23.11	122,914	$23.11
$23.85	44,614	9.7 years	$23.82	44,614	$23.82
Total	4,189,470	6.7 years	$17.53	1,909,933	$14.88

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2004	3,805,124	$18.85

Granted	596,200	$25.77
Adjustment to outstanding grants due to payment of Special Dividend	480,387	$17.53
Exercised	(410,320)	$18.53
Forfeited	(281,921)	$21.68
Outstanding at September 30, 2005	4,189,470	$17.53

Options exercisable at September 30, 2005	1,909,933	$14.88

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

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations.  Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the years ending December 31, 2004 and 2003 under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002.  Beginning in August 2005, and as a result of the amendments to the stock options discussed above, all previously stock-based compensation previously accounted for under Option 25 was revalued under the fair value methods of SFAS No. 123.  Accordingly, this compensation cost was recognized in the quarter ended September 30, 2005.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$196,045	$29,441	$275,427	$99,756
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(310)	(260)	(930)
Pro forma net income	$195,958	$29,131	$275,167	$98,826

Earnings per share:
Basic – as reported	$1.84	$0.24	$2.51	$0.84
Basic – pro forma	$1.84	$0.24	$2.51	$0.83

Earnings per share:
Diluted – as reported	$1.82	$0.23	$2.47	$0.82
Diluted – pro forma	$1.82	$0.23	$2.47	$0.81

Stock Awards

During the nine months ended September 30, 2005, the Company granted 59,250 restricted shares of common stock to certain employees.  Of these shares, 29,760 will vest proportionately over five years, commencing on the first anniversary date of the initial grant.  The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares as of the date of the grant and expenses such amounts against earnings, ratably over the respective vesting period.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

During the nine months ended September 30, 2005, the Company also granted 5,202 shares of common stock to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan.  The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation.  Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee.  The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit.  As of September 30, 2005, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $1.5 million.  Expenses for the three and nine months ended September 30, 2005 were immaterial.

Note 11:                         Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon events occurring during the third quarter, the Company has increased its reserve by an additional $2.5 million, for an aggregate reserve, as of September 30, 2005, of approximately $4.8 million.  Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6, the Company also had the following contractual obligations as of September 30, 2005, none of which the Company believes will have a material adverse affect on the Company’s operations:

•                  Letters of Credit. The Company has arranged for the provision of five separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  None of the letters of credit were drawn as of September 30, 2005.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $4.5 million.

•                  Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2005, the Company had mortgage loans outstanding of approximately $437.2 million, and joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.6 billion.

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

Year
2005 (remaining three months)	$556
2006	2,278
2007	2,707
2008	2,344
2009	2,304
Thereafter	37,996

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

Note 12:                         Comprehensive Income

Total comprehensive income was $195.7 million and $20.2 million for the three months ended September 30, 2005 and 2004, respectively.  Total comprehensive income was $272.4 million and $92.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of September 30, 2005 and December 31, 2004, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of September 30, 2005	As of December 31, 2004

Unrealized gains on available-for-sale securities	$2,401	$2,460
Unrealized gains on deferred compensation	51	—
Realized gains on interest risk hedges	1,807	1,973
Realized losses on interest risk hedges	(12,319)	(969)
Unrealized losses on interest risk hedges	—	(8,495)
Accumulated other comprehensive loss	$(8,060)	$(5,031)

Note 13:                         Subsequent Event

On October 7, 2005, the Company closed under a joint venture with Kmart Corporation pursuant to which the joint venture, known as NPK Redevelopment I, LLC, will redevelop three Kmart Supercenter properties formerly owned by Kmart and located in the Memphis, Tennessee market.  The Company has a 20% interest in the joint venture, and will be responsible for the redevelopment, management and leasing of the properties.

On October 11, 2005, the Company completed the sale of Valley Fair Mall, a 607,075 square foot enclosed regional mall located in West Valley City, Utah, for approximately $35.0 million.  The Valley Fair Apartments, comprised of 16 units and located adjacent to Valley Fair Mall, were also included in the sale.

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

On August 10, 2005, we completed the Galileo Transactions.  Due to our continued interest in the Galileo Properties through a retained 5% ownership interest in Galileo America LLC, and our acquisition of certain property and asset management rights as part of the Galileo Transactions, the results of operations of these properties were not classified as discontinued operations for the three and nine months ended September 30, 2005 and 2004.  Accordingly, our results of operations for the three and nine months ended September 30, 2005 and 2004 include the results of operations of the Galileo Properties up to August 10, 2005.

During the nine months ended September 30, 2005, we acquired six shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall and Fashion Place Shopping Center), a vacant building and 2.5 acres of land immediately adjacent to Midway Crossing, a community shipping center owned by us, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which we owned the other 10% interest, the remaining 90% interest in Mableton Walk, a shopping center in which we owned the other 10% interest, and six land parcels (previously defined as the 2005 Acquisitions).  During 2004, we acquired 10 shopping centers (New Britain Village Square, Elk Grove Town Center, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (previously defined as the 2004 Acquisitions).  Accordingly, our results of operations for the three and nine months ended September 30, 2005 include the results of operations of the Galileo Transactions, the 2005 Acquisitions (from and after the date of acquisition) and the 2004 Acquisitions.

In accordance with the provisions of FIN 46, our consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 include the results of operations of three of our joint ventures, as applicable, based on date of acquisition or disposition – Benbrooke Ventures, The Market at Preston Ridge and BPR West (collectively, “FIN 46 Adjustments”) – previously accounted for under the equity method.

Results of operations for the three months ended September 30, 2005 and 2004

Rental Revenues:

Total rental revenues decreased $4.8 million, or 4%, from $120.8 million for the three months ended September 30, 2004 to $116.0 million for the three months ended September 30, 2005. Significant changes are discussed below.

Rental income decreased $6.2 million, or 6%, from $95.6 million for the three months ended September 30, 2004 to $89.4 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased rental income by approximately $2.8 million

•                  2004 Acquisitions, which increased rental income by approximately $2.1 million

•                  Increased lease settlement income, which increased rental income by approximately $2.5 million

•                  Net increases in occupancy and rental rates, which increased rental income by approximately $1.6 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $10.1 million

•                  Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and are therefore no longer consolidated, which decreased rental income by approximately $0.3 million

•                  Write-offs of straight-line rent balances related to certain tenant move-outs, which decreased rental income by approximately $1.2 million

•                  Redevelopment projects, particularly at the Pointe*Orlando and The Mall at 163rd Street properties, which increased out of service space and therefore decreased rental income by approximately $3.3 million

•                  Decreased specialty rent and other miscellaneous income, which accounted for the balance of the variance

Expense reimbursements remained relatively flat for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  However, the following activity occurred, which eliminated any significant variance between the two periods:

•                  2005 Acquisitions, which increased expense reimbursements by approximately $0.6 million

•                  2004 Acquisitions, which increased expense reimbursements by approximately $1.1 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $0.6 million

•                  A net decrease in the amount of reimbursable real estate taxes, which decreased expense reimbursements by approximately $0.2 million

•                  A net decrease in the amount of reimbursable common area maintenance expenses, which decreased expense reimbursements by approximately $0.7 million

•                  Redevelopment projects, which increased out of service space and therefore decreased expense reimbursements by approximately $0.2 million

Fee income increased $1.8 million, or 129%, from $1.4 million for the three months ended September 30, 2004 to $3.2 million for the three months ended September 30, 2005.  Increases in the following fee revenues, derived from services provided to our joint ventures and other managed projects, accounted for this variance:

•                  Financing fee revenue, which increased fee income by approximately $0.1 million

•                  Property management fee revenue, which increased fee income by approximately $0.4 million

•                  Leasing fee revenue, which increased fee income by approximately $0.2 million

•                  Acquisition fee revenue, which increased fee income by approximately $0.9 million

•                  Asset management fee revenue, which increased fee income by approximately $0.2 million

Expenses:

Total operating expenses increased $5.5 million, or 9%, from $64.0 million for the three months ended September 30, 2004 to $69.5 million for the three months ended September 30, 2005. Significant changes are discussed below.

Operating costs decreased $0.9 million, or 5%, from $18.6 million for the three months ended September 30, 2004 to $17.7 million for the three months ended September 30, 2005. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased operating costs by approximately $0.5 million

•                  2004 Acquisitions, which increased operating costs by approximately $0.3 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels and increased management fees, which increased operating costs by approximately $0.5 million

•                  Increased landscaping expense, which increased operating costs by approximately $0.3 million

•                  Increased utilities, which increased operating costs by approximately $0.3 million

•                  Increased legal fees for tenant related matters, which increased operating costs by approximately $0.3 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $1.7 million

•                  Increased capitalization of expenses, primarily attributable to our redevelopment projects, which decreased operating costs by approximately $1.3 million

•                  Decreased advertising and promotional costs, which accounted for the balance of the variance

Real estate taxes decreased $0.7 million, or 4%, from $15.9 million for the three months ended September 30, 2004 to $15.2 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased real estate taxes by approximately $0.3 million

•                  2004 Acquisitions, which increased real estate taxes by approximately $0.6 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $1.2 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.4 million

Depreciation and amortization decreased $0.7 million, or 3%, from $22.6 million for the three months ended September 30, 2004 to $21.9 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $1.1 million

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $0.5 million

•                  Increased amortization expense attributable to deferred leasing commissions, which increased depreciation and amortization by approximately $0.2 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.3 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $2.8 million

Provision for doubtful accounts increased $2.1 million, or 88%, from $2.4 million for the three months ended September 30, 2004 to $4.5 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased provision for doubtful accounts by approximately $0.1 million

•                  Reserves taken in connection with the sale of the Galileo Properties, which increased provision for doubtful accounts by approximately $2.4 million

•                  Increased recoveries of previously reserved amounts, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $0.4 million

General and administrative expenses increased $5.7 million, or 127%, from $4.5 million for the three months ended September 30, 2004 to $10.2 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  Increased payroll related expenses attributable to the following factors, which increased general and administrative expenses by approximately $3.1 million:

•            Additional stock option expense of approximately $0.7 million, attributable to, and recorded as a result of, the stock option revaluation resulting from the payment of the Special Dividend

•            Additional stock option expense of approximately $0.3 million taken in accordance with the provisions of SFAS No. 123

•            Additional personnel expense of approximately $1.5 million recorded in conjunction with the Galileo Transactions

•            Increased personnel levels and increased wage rates, which increased payroll related expenses by approximately $0.6 million

•                  Increased rent expense for our new corporate office location, which increased general and administrative expenses by approximately $0.6 million

•                  Costs incurred in connection with offshore accounting, which increased general and administrative expenses by approximately $0.2 million

•                  Increased reserves taken in connection with specific tenant litigation, which increased general and administrative expenses by approximately $2.8 million

•                  Decreased state tax expense, attributable to the reversal of reserves previously taken, in light of a recent evaluation of our state and franchise tax exposure, which decreased general and administrative expenses by approximately $0.5 million

•                  Increased cost allocations, primarily attributable to higher regional office costs, which decreased general and administrative expenses by approximately $0.5 million

Other Income and Expenses:

Interest, dividend and other income increased $1.0 million, or 125%, from $0.8 million for the three months ended September 30, 2004 to $1.8 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  Interest earned on cash balances, primarily on the balance maintained during the period between the closing of the Galileo Transactions on August 10, 2005 and the payment of the Special Dividend on September 27, 2005, which increased interest, dividend and other income by approximately $1.2 million

•                  Decreased mortgage receivable balances, primarily attributable to the repayment of loans outstanding, which decreased interest, dividend and other income by approximately $0.1 million

•                  Compensation for an easement received in 2004, but not in 2005, which decreased interest, dividend and other income by approximately $0.1 million

Equity in income of unconsolidated ventures increased $0.5 million, or 167%, from $0.3 million for the three months ended September 30, 2004 to $0.8 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  The Galileo Transactions, which increased equity in income of unconsolidated ventures by approximately $0.2 million

•                  Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which increased equity in income of unconsolidated ventures by approximately $0.2 million

•                  Increased operating performance of NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of six properties by the joint venture subsequent to January 1, 2004, which increased equity in income of unconsolidated ventures by approximately $0.1 million

Interest expense increased $13.4 million, or 51%, from $26.2 million for the three months ended September 30, 2004 to $39.6 million for the three months ended September 30, 2005.  The following factors accounted for this variance:

•                  An increase in the average balance outstanding under the Revolving Facility, compounded by a higher interest rate on the Revolving Facility, which increased interest expense by approximately $0.2 million

•                  A higher interest rate on the Secured Term Loan, which increased interest expense by approximately $0.8 million

•                  The Unsecured Term Loan, which was entered into in the second quarter of 2005 and paid off with a portion of the proceeds from the Galileo Transactions in the third quarter of 2005, which increased interest expense by approximately $0.9 million

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $0.8 million

•                  Increased amortization of debt issuance costs, which increased interest expense by approximately $0.2 million

•                  The payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which increased interest expense by approximately $7.1 million

•                  Prepayment penalties incurred in connection with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $11.2 million

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions and 2004 Acquisitions, which decreased interest expense by approximately $1.3 million

•                  The write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $4.2 million

•                  The repayment of $75.0 million of 6.875% medium-term notes, which decreased interest expense by approximately $2.1 million

•                  Increased capitalized interest with respect to our redevelopment projects, which decreased interest expense by approximately $0.2 million

Gain (loss) on sale of real estate was approximately $186.9 million for the three months ended September 30, 2005 as compared to no gain on sale of real estate for the three months ended September 30, 2004.  This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions.

Minority interest increased $4.2 million, from $0.2 million for the three months ended September 30, 2004 to $4.4 million for the three months ended September 30, 2005.  This increase is primarily attributable to the allocation of a portion of the gain from the sale of the Galileo Properties in connection with the Galileo Transactions to the limited partners of ERP.

Discontinued Operations:

For the three months ended September 30, 2005, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $1.8 million and $3.0 million in results of operations and gain on sale, respectively.  For the three months ended September 30, 2004, such properties generated approximately $1.1 million, $0.1 million and $3.1 million in results of operations, impairment of real estate held for sale and loss on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the nine months ended September 30, 2005 and 2004

Rental Revenues:

Total rental revenues increased $13.5 million, or 4%, from $362.7 million for the nine months ended September 30, 2004 to $376.2 million for the nine months ended September 30, 2005. Significant changes are discussed below.

Rental income increased $6.0 million, or 2%, from $282.4 million for the nine months ended September 30, 2004 to $288.4 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased rental income by approximately $4.6 million

•                  2004 Acquisitions, which increased rental income by approximately $10.2 million

•                  Increases in occupancy and rental rates, which increased rental income by approximately $4.5 million

•                  Increased lease settlement income, which increased rental income by approximately $2.9 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $8.7 million

•                  Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which decreased rental income by approximately $0.7 million

•                  Redevelopment projects, particularly at the Pointe Orlando and the Mall at 163rd Street properties, which increased out of service space and therefore decreased rental income by approximately $4.9 million

•                  Write-offs of straight-line rent balances related to certain tenant move-outs, which decreased rental income by approximately $1.3 million

•                  Decreased cost of living adjustments, specialty rents and other miscellaneous income, which accounted for the balance of the variance

Expense reimbursements increased $5.3 million, or 7%, from $71.4 million for the nine months ended September 30, 2004 to $76.7 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased expense reimbursements by approximately $0.9 million

•                  2004 Acquisitions, which increased expense reimbursements by approximately $2.8 million

•                  A general increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $1.4 million

•                  An increase in the amount of reimbursable common area maintenance expenses, which increased expense reimbursements by approximately $2.4 million

•                  Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which decreased expense reimbursements by approximately $0.2 million

•                  A decrease in the amount of reimbursable insurance expense attributable to lower premiums under our renewed insurance policy, which decreased expense reimbursements by approximately $1.2 million

•                  Redevelopment projects, which increased out of service space and decreased expense reimbursements by approximately $0.5 million

•                  Decreased legal expense reimbursements, which accounted for the balance of the variance

Expenses:

Total operating expenses increased $19.9 million, or 10%, from $190.5 million for the nine months ended September 30, 2004 to $210.4 million for the nine months ended September 30, 2005. Significant changes are discussed below.

Operating costs increased $0.5 million, or 1%, from $59.7 million for the nine months ended September 30, 2004 to $60.2 million for the nine months ended September 30, 2005. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased operating costs by approximately $0.8 million

•                  2004 Acquisitions, which increased operating costs by approximately $1.6 million

•                  Increased payroll and payroll related expenses, primarily attributable to i increased management fees, which increased operating costs by approximately $1.4 million

•                  Increased common area repair expenses, primarily resulting from painting, landscaping and parking lot surface repairs, which increased operating costs by approximately $0.5 million

•                  Combined increases in utilities, cleaning, snow removal, security and other miscellaneous expenses, which increased operating costs by approximately $1.7

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $1.6 million

•                  Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which decreased operating costs by approximately $0.2 million

•                  Decreased insurance expense, attributable to lower premiums under our renewed policy that went into effect in April 2005, which decreased operating costs by approximately $1.5 million

•                  Increased capitalization of expenses, primarily attributable to our redevelopment projects, which decreased operating costs by approximately $2.2 million

Real estate taxes increased $4.4 million, or 10%, from $45.3 million for the nine months ended September 30, 2004 to $49.7 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased real estate taxes by approximately $0.7 million

•                  2004 Acquisitions, which increased real estate taxes by approximately $2.3 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate taxes by approximately $2.8 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $0.9 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.5 million

Depreciation and amortization increased $6.8 million, or 11%, from $64.3 million for the nine months ended September 30, 2004 to $71.1 million for the nine months ended September 30, 2005.   The following factors accounted for this variance:

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $2.1 million

•                  2004 Acquisitions, which increased depreciation and amortization by approximately $4.2 million

•                  Increased depreciation expense attributable to tenant improvements, which increased depreciation and amortization by approximately $1.9 million

•                  Increased depreciation expense on properties previously under redevelopment or classified as held for sale, which increased depreciation and amortization by approximately $0.3 million

•                  Increased amortization expense attributable to deferred leasing commissions, which increased depreciation and amortization by approximately $0.3 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.3 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $2.3 million

Provision for doubtful accounts increased $2.6 million, or 39%, from $6.6 million for the nine months ended September 30, 2004 to $9.2 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  2004 Acquisitions, which increased provision for doubtful accounts by approximately $0.2 million

•                  Increased reserves taken in connection with the sale of the Galileo Properties of approximately $2.4 million, compounded by increased general reserves, which increased provision for doubtful accounts by approximately $4.3 million

•                  Decreased write-offs, due to lower tenant bankruptcy levels, which decreased provision for doubtful accounts by approximately $0.8 million

•                  Increased reserves for properties under redevelopment, which reserves were capitalized and therefore decreased provision for doubtful accounts by approximately $0.4 million

•                  Increased recoveries, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $0.7 million

General and administrative expenses increased $5.5 million, or 38%, from $14.6 million for the nine months ended September 30, 2004 to $20.1 million for the nine month ended September 30, 2005.  The following factors accounted for this variance:

•                  Increased payroll related expenses, attributable to the following factors, which increased general and administrative expenses by approximately $3.9 million:

•                  Additional stock option expense of approximately $0.7 million attributable to, and recorded as a result of, the stock option revaluation resulting from the payment of the Special Dividend

•                  Additional stock option expense of approximately $0.7 million taken in accordance with the provisions of SFAS No. 123

•                  Additional personnel expense of approximately $1.5 million recorded in conjunction with the Galileo Transactions

•                  Increased personnel levels and wage rates, which increased payroll related expenses by approximately $1.0 million

•                  Increased rent expense for our new corporate office location, which increased general and administrative expenses by approximately $1.6 million

•                  Increased reserves taken in connection with specific tenant litigations, which increased general and administrative expenses by approximately $2.8 million

•                  Decreased accounting fees, primarily attributable to lower costs incurred in connection with complying with regulations under Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by increased costs incurred from offshore accounting services, which decreased general and administrative expenses by approximately $0.2 million

•                  Decreased state tax expense, attributable to the reversal of reserves previously taken, in light of a recent evaluation of our state and franchise tax exposure, which decreased general and administrative expenses by approximately $1.1 million

•                  Increased cost allocations, primarily attributable to higher regional office costs, which decreased general and administrative expenses by approximately $1.3 million

•                  Combined decreases in travel and other miscellaneous expenses, which accounted for the balance of the variance

Other Income and Expenses:

Interest, dividend and other income increased $1.0 million, or 38%, from $2.6 million for the nine months ended September 30, 2004 to $3.6 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  Interest earned on cash balances, primarily on the balance maintained during the period between the closing of the Galileo Transactions on August 10, 2005 and the payment of the Special Dividend on September 27, 2005, which increased interest, dividend and other income by approximately $1.5 million

•                  FIN 46 Adjustments, which increased interest, dividend and other income by approximately $0.1 million

•                  Compensation for an easement received in 2004, but not in 2005, which decreased interest, dividend and other income by approximately $0.1 million

•                  Tax refund received in 2004, but not in 2005, which decreased interest, dividend and other income by approximately $0.4 million

•                  Decreased mortgage receivable balances, primarily attributable to the repayment of loans outstanding, which accounted for the balance of the variance

Equity in income of unconsolidated ventures increased $0.8 million, or 73%, from $1.1 million for the nine months ended September 30, 2004 to $1.9 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  The Galileo Transactions, which increased equity in income of unconsolidated ventures by approximately $0.3 million

•                  Increased operating performance of NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of six properties by the joint venture subsequent to January 1, 2004, which increased equity in income of unconsolidated ventures by approximately $0.3 million

•                  Improved operating performance of Arapahoe Crossings, LP, which increased income of unconsolidated ventures by approximately $0.1 million

•                  A loss on the sale of Fruitland Plaza, a property owned by Benbrooke Ventures, a joint venture in which we previously held a 50% interest, in the first quarter of 2004, compounded by lower operating performance by Benbrooke Ventures in 2005 as a result of property sales by Benbrooke Ventures, which increased equity in income of unconsolidated ventures by approximately $0.4 million

•                  Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which accounted for the balance of the variance

Interest expense increased $16.0 million, or 20%, from $79.1 million for the nine months ended September 30, 2004 to $95.1 million for the nine months ended September 30, 2005.  The following factors accounted for this variance:

•                  An increase in the average balance outstanding under the Revolving Facility, compounded by a higher interest rate on the Revolving Facility, which increased interest expense by approximately $2.4 million

•                  A higher interest rate on the Secured Term Loan, which increased interest expense by approximately $2.3 million

•                  The Unsecured Term Loan, which was entered into in the second quarter of 2005 and paid off with a portion of the proceeds from the Galileo Transactions in the third quarter of 2005, which increased interest expense by approximately $2.3 million

•                  Increased interest expense on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $1.5 million

•                  The payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which increased interest expense by approximately $7.1 million

•                  Prepayment penalties incurred in connection with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $11.2 million

•                  A net decrease in the amount of mortgage debt outstanding, attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgages as they matured, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions and 2004 Acquisitions, which decreased interest expense by approximately $2.4 million

•                  The write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $3.8 million

•                  Decreased amortization of debt issuance costs, which decreased interest expense by approximately $1.3 million

•                  The repayment of $75.0 million of 6.875% medium-term notes, which decreased interest expense by approximately $2.5 million

•                  Increased capitalized interest with respect to our redevelopment projects, which decreased interest expense by approximately $0.6 million

•                  Decreased financing fees, which accounted for the balance of the variance

Gain (loss) on sale of real estate was approximately $186.9 million for the nine months ended September 30, 2005 as compared to no gain on the sale of real estate for the nine months ended September 30, 2004.  This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions.

Minority interest increased $4.9 million, from $0.9 million for the nine months ended September 30, 2004 to $5.8 million for the nine months ended September 30, 2005.  This increase is primarily attributable to the allocation of a portion of the gain from the sale of the Galileo Properties in connection with the Galileo Transactions to the limited partners of ERP.

Discontinued Operations:

For the nine months ended September 30, 2005, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $4.2 million and $14.7 million in results of operations and gain on sale, respectively.  For the nine months ended September 30, 2004, such properties generated approximately $5.5 million, $2.6 million and $0.1 million in results of operations, loss on sale and impairment of real estate held for sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult.  However, it should be noted that there are certain items, such as impairments, that are included within the definition of FFO that do not relate to and are not indicative of our operating performance.  Furthermore, FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions.  In addition, our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to such other REITs.

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income available to common stockholders – diluted	$194,929	$24,189	$263,908	$84,499
Deduct:
Minority interest in income of consolidated partnership, excluding gain allocation	(3)	(206)	(536)	(751)
Net income available to common stockholders - basic	194,926	23,983	263,372	83,748
Add:
Depreciation and amortization
Continuing operations real estate assets	21,875	22,589	71,071	64,290
Discontinued operations real estate assets	397	971	1,755	2,427
Pro rata share of joint venture real estate assets	947	495	2,139	1,136
Deduct:
Gain on the sale of real estate (1)	(186,942)	—	(186,942)	(1,217)
(Gain) loss on the sale of discontinued operations (1)	(451)	3,169	(8,794)	7,131
Pro rata share of joint venture (gain) loss on sale of real estate (1)	(40)	12	(40)	433
Funds from operations – basic	30,712	51,219	142,561	157,948

Add:
Minority interest in income of consolidated partnership	3	206	536	751
Funds from operations – diluted	$30,715	$51,425	$143,097	$158,699

Net cash provided by operating activities	$53,574	$70,172	$177,986	$179,319
Net cash provided by (used in) investing activities	770,723	(65,926)	668,015	(191,055)
Net cash (used in) provided by financing activities	(826,714)	(7,790)	(847,349)	15,388

(1)  Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $9.3 million in available cash, cash equivalents and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.  As of September 30, 2005, approximately $315.0 million was available for draw under the Revolving Facility.

Galileo Transactions

As previously discussed, the closing of the Galileo Transactions occurred on August 10, 2005.  Net cash proceeds from the Galileo Transactions, after the repayment of secured debt and transaction costs were approximately $780.1 million.  A portion of these proceeds was used to repay certain outstanding unsecured indebtedness, including (i) $200.0 million outstanding under the Unsecured Term Loan and (ii) the balance then outstanding under the Revolving Facility.  Approximately $314.8 million of the remaining cash proceeds were paid out to stockholders of the Company in the form of the Special Dividend and to certain limited partners of ERP in the form of a corresponding special cash distribution of $3.00 per unit.

The repayment of outstanding indebtedness significantly improved our financial flexibility.  We believe that we will be able to incur additional indebtedness in the future, which will in turn enable us to fund future growth opportunities.  Over the longer term, net proceeds from the Galileo Transactions will be further reinvested in a combination of redevelopments of existing assets, new developments and new acquisition opportunities, as well as the potential repurchase of our outstanding common stock.  In addition, the asset management fee stream and property management rights acquired in the Galileo Transactions will provide a steady stream of cash which may serve as another source of funds to satisfy our short-term and long-term liquidity needs.

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

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  On June 21, 2005, Winn-Dixie Stores announced its intention to sell or close approximately 326 store locations.  Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of our shopping centers and one shopping center owned by Galileo America LLC, a joint venture in which we obtained a 5% interest in connection with the Galileo Transactions.  Since the bankruptcy filing, Winn-Dixie Stores assigned four leases and rejected leases at eight locations, of which two rejected leases have since been re-leased.  As a result, we currently have 11 remaining leases (one of which is currently sub-leased) in our portfolio, including five leases at properties held in joint ventures in which we have either a 5% or 10% interest.

The 11 non-rejected lease locations are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 0.3 million square feet of gross leasable area and represent approximately $1.8 million of annual base rent, or approximately $5.87 per square foot.  This represents approximately 0.51% of our total annual base rent.

Under federal bankruptcy laws, Winn-Dixie Stores can affirm or reject its 11 remaining leases with us.  It could also seek to receive rent reductions or deferrals or other lease modifications from us.  At this time, Winn-Dixie Stores has not announced its plans with respect to the 11 remaining leases.  In the event that leases are terminated, we would seek to re-lease those spaces to new tenants.  In some cases, we believe we could re-lease the space currently occupied by Winn-Dixie Stores on terms that would be at least as favorable as the current lease with Winn-Dixie Stores.  In other cases, however, we may not be able to achieve the rental rates that Winn-Dixie Stores is currently paying.  It may also take a significant amount of time to re-lease any space vacated by Winn-Dixie Stores, during which period we would not be collecting any rent for that space.  In addition, if Winn-Dixie Stores terminates additional leases, other tenants at the effected properties may have the right to terminate their leases with us, or to pay less rent than they are currently paying.

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

During the nine months ended September 30, 2005, we completed 18 redevelopment projects and one new development project, the aggregate costs of which (including costs incurred in prior years on these projects) were approximately $55.7 million and $14.8 million, respectively.  Our current redevelopment pipeline is comprised of 36 redevelopment projects, the aggregate future cost of which is expected to be approximately $189.4 million.  We also redevelop properties held in our joint ventures and, during the nine months ended September 30, 2005, we completed four joint venture redevelopment projects, the aggregate cost of which (including costs incurred in prior years on these projects) was approximately $13.3 million.  Our current joint venture redevelopment pipeline for such properties is comprised of four redevelopment projects, the aggregate future cost of which is expected to be approximately $55.0 million.  We have five outparcel development projects underway, the aggregate future cost of which is expected to be approximately $8.9 million.  In addition, we currently have six new development projects underway, the aggregate future cost of which is expected to be $36.9 million.  We intend on financing our redevelopment, joint venture redevelopment, outparcel development and new development projects through cash from operations or draws on the Revolving Facility.

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

We have established a stock repurchase program under which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  We have not repurchased any shares of common stock under this program in 2005, nor did we repurchase any shares of common stock in 2004.  However, we may effect additional stock repurchases in the future, depending on market conditions.

We have also established a repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of September 30, 2005, no purchases had been made under this program.

On September 27, 2005, we used a portion of the proceeds generated from the Galileo Transactions to pay the Special Dividend, as well as to pay a corresponding special cash distribution of $3.00 per unit to certain limited partners of ERP.  Total special cash distributions to stockholders and unitholders aggregated approximately $314.8 million.  In connection with the payment of the Special Dividend, we reduced our quarterly dividend from $0.4125 per share of common stock (or $1.65 per share on an annualized basis) to $0.3125 per share of common stock (or $1.25 per share on an annualized basis), beginning with the dividend payable with respect to the third quarter of 2005, which dividend was paid on October 17, 2005.  The reduction in the quarterly dividend on our common stock will reduce our quarterly cash distribution requirements by approximately $10.3 million.  We also pay regular quarterly dividends on our preferred stock.  The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income be distributed to stockholders.   We also make regular quarterly distributions on ERP units.  In connection with the payment of the special cash distribution to certain limited partners of ERP, we reduced our regular quarterly distributions to these limited partners from $0.4125 per unit (or $1.65 per unit on an annualized basis) to $0.3125 per unit (or $1.25 per unit on an annualized basis), beginning with the distribution payable with respect to the third quarter of 2005, which distribution was paid on October 17, 2005.  The reduction in the quarterly distribution to these limited partners of ERP will reduce our quarterly cash distribution requirements by approximately $0.6 million.

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

On January 13, 2005, we issued $100.0 million of unsecured notes in the January 2005 Debt Offering, net proceeds of which were used to repay a portion of the borrowings outstanding under the Revolving Facility.  On April 5, 2005, we entered into the Unsecured Term Loan.  Net proceeds from the Unsecured Term Loan were used to repay $100.0 million of our 7.75% medium-term notes that were scheduled to mature on April 6, 2005, as well as to repay a portion of the amount outstanding under the Revolving Facility.  On July 13, 2005, we amended the Unsecured Term Loan to increase the amount available from $150.0 million to $200.0 million (the “Unsecured Term Loan Amendment”), and concurrently borrowed the additional $50.0 million that was made available pursuant to the Unsecured Term Loan Agreement.  On August 10, 2005, we repaid the $200.0 million outstanding under the Unsecured Term Loan with a portion of the proceeds generated from the Galileo Transactions.  On September 19, 2005, we issued an aggregate of $250.0 million of unsecured notes in the September 2005 Debt Offering, the net proceeds of which were used to redeem all $250.0 million of our outstanding 5.875% senior unsecured notes that were due June 15, 2007.

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

We have selectively effected asset sales to generate cash proceeds over the last two years.  During the first nine months of 2005, we generated approximately $996.1 million in gross proceeds through the sale of the Galileo Properties as part of the Galileo Transactions, as well as the culling of non-core and non-strategic properties and approximately $15.5 million from the disposition of certain properties and land parcels held through joint ventures.  During the 2004 fiscal year, we generated an aggregate of approximately $57.9 million in gross proceeds, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow, through the culling of non-core and non-strategic properties and the transfer of one property to a joint venture.  In addition, we generated approximately $4.3 million in gross proceeds from the disposition of certain properties held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of September 30, 2005 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,582,590	$2,844	$279,579	$336,143	$964,024
Capital Lease Obligations	27,972	91	791	918	26,172
Operating Leases	48,185	556	4,985	4,648	37,996
Total	$1,658,747	$3,491	$285,355	$341,709	$1,028,192

(1)          Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

During the third quarter of 2005, we repaid the following outstanding indebtedness with a portion of the proceeds generated from the Galileo Transactions: (i) approximately $100.6 million of fixed rate secured mortgage indebtedness, (ii) approximately $239.0 million of the amount outstanding under the Revolving Facility and (iii) the $200.0 million outstanding under the Unsecured Term Loan.  We anticipate repaying the balance of the 2005 contractual cash obligations (which includes approximately $2.9 million of scheduled amortization) either through draws under the Revolving Facility, with proceeds generated through the sale of assets, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of September 30, 2005 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of September 30, 2005	Current Interest Rate (1)	Maturity Date
Revolving Facility	$350,000	$35,000	LIBOR plus 65 bp(2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007
Total	$500,000	$185,000

(1)          We incur interest using a 30-day LIBOR rate, which was 3.86% at September 30, 2005.

(2)          We also incur an annual facility fee of 20 basis points on this facility.

The Credit Agreements require that we maintain certain financial coverage ratios and other debt covenants. On July 19, 2005, we entered into amendments to the financial coverage ratios and other debt covenants as they pertain to the Credit Agreements.  The amendments to each of the Credit Agreements were substantially identical.

As part of the amendments:

•                  The covenants in the Credit Agreements relating to asset sales by us were amended to permit us to sell or otherwise transfer assets so long as the transfers do not exceed (i) with respect to 2005, 30% of the total book value of all of our property determined as of December 31, 2004, and (ii) with respect to each year thereafter, 25% of the total book value of all of our property determined as of last day of the preceding year;

•                  The covenants in the Credit Agreements relating to permitted dividends by us were amended to specifically provide that the Special Dividend distributed to our stockholders following the Galileo Transactions be permitted under the terms of the Credit Agreements;

•                  The covenants in the Credit Agreements relating to our minimum tangible net worth were amended to provide that our minimum net worth requirement be reduced from $1.278 billion to $1.225 billion (plus 80% of the net proceeds received by us from future issuances of capital stock);

•                  The covenants in the Credit Agreements that set forth the maximum ratio of our total unsecured debt to unencumbered asset value were amended to increase the ratio from 55% to 57.5%; and

•                  The capitalization rates used to calculate the value of our assets for purposes of certain ratio tests (i.e., in calculating our operating property value and unencumbered asset value) were decreased from 9.0% to 8.5%.

As of September 30, 2005, these coverage ratios and debt covenants, as amended, included:

•                  net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•                  EBITDA to fixed charges ratio of at least 1.75:1

•                  minimum tangible net worth of approximately $1.2 billion

•                  total debt to total adjusted assets of no more than 57.5%

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value ratio of no more than 57.5%

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

As of September 30, 2005, we had approximately $975.0 million of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.6%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing credit facilities, as described above.

As of September 30, 2005, we were in compliance with all of the financial covenants under our existing credit facilities and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing credit facilities and public indebtedness, we had approximately $422.6 million of mortgage debt outstanding, excluding the impact of unamortized premiums, as of September 30, 2005, having a weighted average interest rate of 7.3% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of September 30, 2005, and in which we expect to make additional capital contributions to the joint venture:

•                  CA New Plan Acquisition Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets.  Under the terms of the joint venture, we are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum of $4.2 million, of which approximately $45,000 had been contributed by us as of September 30, 2005.  We anticipate contributing the remaining approximate $4.2 million by the end of 2007.  As of September 30, 2005, the joint venture did not own any properties and had no loans outstanding.  As of September 30, 2005, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $34,000.

•                  CA New Plan Venture Direct Investment Fund, LLC.  We have a 10% interest in a joint venture was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of the joint venture, we are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum of $0.4 million.  As of September 30, 2005, we had not made any such capital contributions to this venture.  We anticipate contributing the $0.4 million during the remainder of 2005 and throughout 2006.  As of September 30, 2005, the joint venture owned six retail properties and had loans outstanding of approximately $54.1 million.  As of September 30, 2005, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $0.8 million.

•                  CA New Plan Venture Fund, LLC.  On June 1, 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold, resulting in the joint venture owning eight operating retail properties and one retail property under redevelopment as of September 30, 2005.  Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.9 million, of which approximately $0.4 million had been contributed by us as of September 30, 2005.  We anticipate contributing the remaining $0.5 million during the remainder of 2005 and throughout 2006. The joint venture had loans outstanding of approximately $70.6 million as of September 30, 2005.  As of September 30, 2005, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $4.5 million.

•                  NP/I&G Institutional Retail Company, LLC.  In November 2003, we formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned nine retail properties as of September 30, 2005.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $30.0 million, of which we have contributed approximately $22.7 million as of September 30, 2005.  We anticipate contributing the remaining $7.3 million during the remainder of 2005.  The joint venture had loans outstanding of approximately $194.6 million as of September 30, 2005.  As of September 30, 2005, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $22.6 million.

In addition, the following is a brief summary of the other joint venture obligations that we have as of September 30, 2005.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•                  Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $48.8 million as of September 30,

2005.  As of September 30, 2005, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.6 million.

•                  BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 30.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of September 30, 2005.  As of September 30, 2005, the book value of our investment in BPR Land Partnership, L.P. was approximately $1.1 million.

•                  BPR Shopping Center, L.P.  We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $68.8 million as of September 30, 2005.  As of September 30, 2005, the book value of our investment in BPR Shopping Center, L.P. was approximately $3.7 million.

•                  BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of September 30, 2005.  As of September 30, 2005, the book value of our investment in BPR South, L.P. was approximately $0.9 million.

•                  Galileo America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005, in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  As of September 30, 2005, the joint venture was comprised of 118 stabilized assets and two redevelopment assets, and had loans outstanding of approximately $1.1 billion.  As of September 30, 2005, the book value of our investment in Galileo America LLC was approximately $30.1 million.

•                  Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $20.8 million as of September 30, 2005.   As of September 30, 2005, the book value of our investment in Westgate Mall, LLC was approximately $0.9 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of September 30, 2005, none of which we believe will materially adversely affect us:

•                  Letters of Credit.  We have arranged for the provision of five separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2005, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $4.5 million.

•                  Non-Recourse Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2005, we had mortgage loans outstanding of approximately $437.2 million and our joint ventures had mortgage loans outstanding of approximately $1.6 billion.

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

Year
2005 (remaining three months)	$556
2006	2,278
2007	2,707
2008	2,344
2009	2,304
Thereafter	37,996

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of September 30, 2005.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve established, we believe that the amount of the loss in excess of the reserve would be immaterial.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, we had approximately $24.4 million of outstanding floating rate mortgages.  We also had approximately $185.0 million outstanding under floating rate credit agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2005, in relation to our approximately $1.6 billion of outstanding total debt, our approximately $3.3 billion of total assets and our approximately $4.4 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

 As of September 30, 2005, we had entered into two reverse arrears swap agreements.   The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

During the year ended December 31, 2004, we entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount.  These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate.  Concurrent with the pricing of the January 2005 Debt Offering, we settled four of the seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing.  Concurrent with the pricing of the September 2005 Debt Offering, the Company settled the remaining three forward starting swaps with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $7.6 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

On August 2, 2005, we entered into two forward starting interest rate swap agreements for an aggregate of approximately $148.2 million in notional amount.  These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate.  Concurrent with the pricing of the September 2005 Debt Offering, we settled both forward starting swaps with an aggregate of approximately $148.2 million in notional amount for an aggregate cost of approximately $1.9 million.  The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.7 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.7 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $274.4 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of September 30, 2005.  If market rates of interest increase by 1%, the fair value of our fixed rate debt would decrease by approximately $53.8 million.  If market rates of interest decreased by 1%, the fair value of our fixed rate debt would increase by approximately $101.3 million. This assumes that our total debt outstanding remains at approximately $1.6 billion, the balance as of September 30, 2005, and does not consider the effects of debt transactions that may take place in connection with the Galileo Transactions.

As of September 30, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                                   Exhibits

10.1*

Contribution and Sale Agreement, dated as of July 19, 2005, by and among the Company, certain of its subsidiaries, Galileo America LLC and Galileo America, Inc., filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on August 16, 2005.

10.2	Term Loan Agreement, dated as of April 5, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto.

10.3	First Amendment to Term Loan Agreement, dated as of July 13, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and other lenders party thereto.

10.4	Second Amendment to Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Citicorp North America Inc., as administrative agent, and the other lenders party thereto.

10.5

First Amendment to First Amended and Restated Revolving Credit Agreement, dated as of July 19, 2005, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.6

First Amendment to First Amended and Restated Secured Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.7	2003 Stock Incentive Plan of the Company, as amended and restated effective July 14, 2005. †

10.8	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan. †

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference as above indicated.

†  Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2005

NEW PLAN EXCEL REALTY TRUST, INC.

	By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

	By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer