Form 10-K
period 2005-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2006-03-06
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 1-12244

NEW PLAN EXCEL REALTY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-0160389
(State of Incorporation)	(I.R.S. Employer Identification No.)
420 Lexington Avenue
New York, NY 10170	(212) 869-3000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒         Accelerated Filer ☐         Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $2,731,921,965  as of June 30, 2005, based on the closing price of $27.17 on the New York Stock Exchange on that date.

As of March 1, 2006, the number of shares of common stock of the Registrant outstanding was 104,384,612.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

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

Item 1.                        Business

General

We are one of the nation’s largest owners, managers and developers of community and neighborhood shopping centers. As of December 31, 2005, we owned interests in 476 properties in 39 states, including 311 wholly-owned properties and 165 properties held through unconsolidated joint ventures. The 476 properties include 458 community and neighborhood shopping centers with approximately 66.1 million square feet of gross leasable area (“GLA”), and 18 other related retail assets with approximately 1.1 million square feet of GLA. Our wholly-owned properties include 295 community and neighborhood shopping centers with approximately 41.5 million square feet of GLA, and 16 other related retail assets with approximately 1.2 million square feet of GLA. At December 31, 2005, the GLA for our total portfolio, excluding our pro rata share of joint venture properties, was approximately 89.9% leased and the GLA for our total portfolio, including our pro rata share of joint venture properties, was approximately 90.2% leased.

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

Focused Product Strategy

Our strategy is to own and manage a quality portfolio of commercial retail properties, primarily community and neighborhood shopping centers, which will provide increasing cash flow while protecting investor capital and providing potential for capital appreciation. We seek to implement this strategy by:

•       aggressively managing, and where appropriate, redeveloping and upgrading our properties;

•       selectively pursuing new development opportunities;

•       selectively acquiring well-located commercial retail properties, primarily community and neighborhood shopping centers, either on an individual basis, in portfolio or corporate transactions, or through joint venture arrangements;

•       effecting strategic asset dispositions and recycling the capital created by those transactions;

•       providing retail real estate advisory services;

•       seeking to reduce risk through geographic, tenant and retail format diversification of our portfolio; and

•       continuing to maintain a strong and flexible financial position.

By focusing our portfolio primarily on community and neighborhood shopping centers with anchors and other tenants providing “everyday necessities,” we believe that our risk due to economic cycles is minimized.

Our ownership interests in real estate consist of our consolidated portfolio, which includes wholly-owned properties and properties consolidated in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and our unconsolidated joint venture portfolio, which includes properties owned by joint ventures in which we have an economic interest. By entering into strategic joint ventures with institutional investors and other partners, we are able to generate capital sources for redevelopment, new development and acquisitions, as well as creating an opportunity to earn fees for property management, leasing and other related services. Our joint ventures may grow through acquisitions from third parties or direct purchases from us. We, together with our joint venture partners, apply similar operating, investing and capital strategies to the portfolios owned by our joint ventures as we do with respect to our consolidated portfolio.

Aggressive Management

We aggressively manage our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In connection with these efforts, we have six regional offices and 12 satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area. We regularly monitor the physical condition of our properties and the financial condition of our tenants. We continually use our leasing and management capabilities to seek opportunities for tenant expansions, renovations and refurbishments to preserve and increase the value of our properties. We are currently improving the general appearance of certain of our properties by upgrading existing facades and roofs, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting. In addition, we remain focused on enhancing our property management skills and our internal capabilities, systems and infrastructure.

We seek to increase the cash flow and portfolio value of our existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at increased rents, expansion and redevelopment of existing properties, development of undeveloped outparcels and the minimization of overhead and operating costs.

Redevelopment and Outparcel Development of Properties

During 2005, we completed 24 redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $75.4 million. Our current redevelopment pipeline in our consolidated portfolio is comprised of 32 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $184.2 million. In addition, during 2005, we completed two outparcel development projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $2.5 million. Our current outparcel development pipeline in our consolidated portfolio is comprised of six projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $11.2 million. We intend on financing these redevelopment and outparcel development projects through cash from operations or draws on our $350.0 million unsecured revolving credit facility (the “Revolving Facility”).

We also redevelop properties in our joint venture portfolios and during 2005, we completed six redevelopment projects, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $14.2 million. Our current redevelopment pipeline for such projects is comprised of six projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $81.3 million. In addition, we also develop outparcels at properties in our joint venture portfolios and our current pipeline for such projects is comprised of two projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $7.1 million. We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

New Development of Properties

We selectively enter into new development opportunities. These projects are driven by tenant demand, and as such, we generally have a lease executed with the anchor tenant prior to investing substantial capital. Such activity enhances our relationships with our anchor tenants by demonstrating our ability to serve their growth needs.

During 2005, we completed two new development projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $26.1 million. Our current new development pipeline in our consolidated portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $29.8 million. We intend on financing these new development projects through cash from operations or draws on the Revolving Facility.

In the future, we also may enter into new development projects with our joint venture partners. We intend on financing any potential new development projects with our joint venture partners through a variety of financing vehicles as determined from time to time by the joint venture.

Acquisition of Properties

We focus on retail properties, primarily community and neighborhood shopping centers that generate stable cash flows and present the opportunity for value appreciation. We may seek to expand our consolidated and joint venture portfolios by making selective, opportunistic acquisitions of individual properties and portfolios of well-located community and neighborhood shopping centers and other retail properties. Such acquisitions may involve stabilized, income-producing community and neighborhood shopping centers, as well as shopping centers that require significant re-tenanting and redevelopment where our ability to leverage our relationships with retailers and to utilize our management capabilities will allow us to enhance value. We may also consider investments in geographic markets where we do not presently operate should suitable opportunities arise.

During 2005, we expanded our consolidated portfolio by opportunistically acquiring the following: (1) eight shopping centers, (2) two vacant buildings adjacent to shopping centers owned by us and currently under redevelopment, (3) the remaining 90% interests in two shopping centers in which we owned the other 10% interests and (4) six land parcels. The acquisitions were completed in separate transactions during 2005 for an aggregate purchase price of approximately $234.3 million. The acquired properties were located within our existing regional concentrations.

During 2005, we also expanded our joint venture portfolios by acquiring, together with our joint venture partners, 21 properties for an aggregate purchase price of approximately $457.8 million.

Disposition of Properties

We generally hold our properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of our business. However, to maximize shareholder value, we continually analyze each asset in our portfolio and identify those properties that can be sold or exchanged given prevailing market conditions and the particular characteristics of each property. Through this strategy, we seek to continually update our core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying such capital into newer properties or properties where our aggressive management techniques may maximize property values. We may engage from time to time in like-kind property exchanges, which allow us to dispose of properties and redeploy proceeds in a tax efficient manner.

In addition, we may sell and contribute assets to our existing joint ventures or to newly formed joint ventures. Although selling properties to joint ventures reduces our ownership interest in such property, we continue to share in the potential upside of properties that meet our long-term investment strategy, while retaining property management responsibilities, leveraging our infrastructure and generating fee income. In addition, we may facilitate the transfer of an individual asset or portfolio of assets between our joint ventures.

On August 10, 2005, we completed the sale and contribution of 69 community and neighborhood shopping centers (the “Galileo Properties”) to Galileo America LLC for approximately $968.0 million of total consideration, comprised of approximately $928.2 million in cash and approximately $39.8 million of equity in Galileo America LLC (the “Property Transfer”). As a result of a series of related transactions that occurred simultaneously with the closing of the Property Transfer, we own an approximate 5.0% equity interest in Galileo America LLC, which, as of December 31, 2005, owned 126 properties. In connection with these transactions, we also acquired a recurring asset management fee stream and a minimum 20 year fee stream for all property management, leasing, development, acquisition and disposition fees related to Galileo America LLC.

During 2005, we also generated proceeds with respect to our consolidated portfolio of approximately $105.6 million through the sale of two properties to a joint venture and the dispositions of nine shopping centers, three miscellaneous properties and four land parcels. In addition, we generated approximately $17.1 million from our pro rata share of the dispositions of six properties held through our joint ventures.

Retail Real Estate Advisory Services

In order to capitalize on our asset management expertise and our broad geographic and tenant reach, we also provide retail real estate advisory services, including leasing and disposition strategies, for retailers. Our efforts may include services for our current tenants, as well as for retailers not currently leasing space in our portfolio. For example, during 2005, we formed a partnership with DJM Asset Management, LLC to advise The Great Atlantic & Pacific Tea Company on the sublease, assignment or other disposition of certain surplus Farmer Jack and Food Basics lease locations in the Southeast Michigan and Toledo, Ohio markets.

Portfolio Diversification

We seek to reduce risk through diversification achieved by the geographic distribution of our properties, the breadth of our tenant base and the balanced mix within our portfolio of both community and neighborhood shopping centers. As a result, excluding our pro rata share of annualized base rent (“ABR”) from joint venture properties, our largest shopping center, as a percent of our total ABR is just 1.9% of our total ABR and our ten largest tenants account for 18.6% of our total ABR. Our properties are strategically located across 39 states and throughout more than 160 metropolitan and micropolitan statistical areas as defined by The United States Office of Management and Budget for application to Census Bureau data. By owning both community shopping centers and neighborhood shopping centers we offer convenience shopping for the day-to-day needs of consumers, as well as a broad range of general merchandise.

Financing Strategy

We intend to finance redevelopments of existing assets, new developments and future acquisition opportunities with the most advantageous sources of capital available to us at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of properties or joint venture interests. We also may enter into additional joint ventures with institutions to acquire large properties or portfolios, reducing the amount of capital required by us to make such investments. Our financing strategy is to maintain a strong and flexible financial position by:

•       maintaining a prudent level of leverage in order to maintain current investment-grade credit ratings,

•       maintaining a large pool of unencumbered properties, and

•       managing our exposure to interest rate risk from our floating rate debt.

Recent Developments

Strategic Real Estate Transactions

Galileo America LLC

On August 10, 2005, we completed the Property Transfer. The following related transactions occurred simultaneously with the closing of the Property Transfer, which resulted in us owning an approximate 5% equity interest in Galileo America LLC: (i) the redemption by Galileo America LLC of an existing interest in Galileo America LLC held by an affiliate of CBL & Associates Properties, Inc. (“CBL”) for two properties currently owned by Galileo America LLC, (ii) the purchase by us of an asset management fee stream from Galileo America LLC for $18.5 million and (iii) the acquisition by us of the property management rights of an affiliate of CBL with respect to Galileo America LLC for $22.0 million (plus an agreement to purchase certain additional property management rights in 2008 for $7.0 million). All of the foregoing transactions are collectively referred to herein as the “Galileo Transactions”.

Financing Activities

Issuance of 5.30% Senior Unsecured Notes

On January 13, 2005, we completed a public offering of $100.0 million aggregate principal amount of senior unsecured, 10-year fixed rate notes with a coupon of 5.30% (the “January 2005 Debt Offering”). The notes are due on January 15, 2015. The notes were priced at 99.930% of par value to yield 5.309%. Net proceeds from the offering were used to repay a portion of the borrowings outstanding under the Revolving Facility. Concurrent with the pricing of the January 2005 Debt Offering, we settled four of our seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.

New Medium-Term Notes Program

On January 19, 2005, we established, under our existing shelf registration statement, a new medium-term notes program with Banc of America Securities LLC, BNY Capital Markets, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as agents, pursuant to which we may issue and sell, from time to time, up to $400.0 million aggregate principal amount of debt securities entitled Medium-Term Notes Due Nine Months or More from Date of Issue. This program replaced the medium-term notes program that we previously had in place. We have not yet issued any medium-term notes under the new program.

New Unsecured Term Loan

On April 5, 2005, we entered into a $150.0 million unsecured term loan (the “Unsecured Term Loan”). Net proceeds from the Unsecured Term Loan were used to repay all $100.0 million of our outstanding 7.75% medium-term notes that were scheduled to mature on April 6, 2005, as well as to repay a portion of the borrowings outstanding under the Revolving Facility. On July 13, 2005, we amended the Unsecured Term Loan, increasing the amount that may be borrowed from $150.0 million to $200.0 million, and concurrently increased the amount borrowed from $150.0 million to $200.0 million. On August 10, 2005, we repaid the $200.0 million outstanding under the Unsecured Term Loan with a portion of the proceeds generated from the Galileo Transactions, and as a result no further amounts are available for draw under this loan.

Amendments to Credit Agreements

On July 19, 2005, in anticipation of the Galileo Transactions, we entered into amendments to the Revolving Facility, our $150 million secured term loan (the “Secured Term Loan”) and the Unsecured Term Loan, modifying certain covenants contained in such agreements, including those related to asset sales, permitted dividends, our minimum net worth, the ratio of our unsecured debt to unencumbered asset value and the capitalization rate used to calculate the value of our assets for purposes of certain ratio tests.

Issuance of 5.125% and 5.25% Senior Unsecured Notes and Redemption of 5.875% Senior Unsecured Notes

On September 19, 2005, we completed a public offering of $125.0 million aggregate principal amount of senior unsecured, 7-year fixed rate notes with a coupon of 5.125% (the “5.125% Notes”) and $125.0 million aggregate principal amount of senior unsecured, 10-year fixed rate notes with a coupon of 5.25% (the “5.25% Notes”) (collectively, the “September 2005 Debt Offering”). The 5.125% Notes and the 5.25% Notes are due on September 15, 2012 and 2015, respectively. The 5.125% Notes were priced at 99.919% of par value to yield 5.139%. The 5.25% Notes were priced at 99.372% of par value to yield 5.332%. Net proceeds from the offering were used to redeem all $250.0 million of our outstanding 5.875% senior unsecured notes that were scheduled to mature on June 15, 2007 and were called for redemption on August 4, 2005 at a redemption price of 100% of their principal amount plus any interest accrued up to, but excluding, the redemption date, and the applicable “make-whole” premium of approximately $7.1 million relating to such notes. Concurrent with the pricing of the September 2005 Debt Offering, we settled our three remaining 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $7.6 million.

Special Distribution

In conjunction with the Galileo Transactions, our Board of Directors declared a special cash distribution of $3.00 per common share (the “Special Dividend”). The distribution was paid on September 27, 2005 to common stockholders of record on August 25, 2005, and aggregated approximately $310.4 million.

Other Events

Winn-Dixie Stores Bankruptcy

On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. On June 21, 2005, Winn-Dixie Stores announced its intention to sell or close approximately 326 store locations. Prior to the bankruptcy filing, Winn-Dixie Stores leased space at 22 of our shopping centers and one shopping center owned by Galileo America LLC, a joint venture in which we obtained a 5% equity interest in connection with the Galileo Transactions. Since the bankruptcy filing, Winn-Dixie Stores has assigned four leases, rejected leases at eight locations, of which two rejected leases have since been re-leased and one location has since been sold, and failed to renew one lease upon its expiration. As a result, we currently have 10 remaining leases with Winn-Dixie Stores (one of which is currently sub-leased) in our portfolio, including five leases at properties held in joint ventures in which we have either a 5% or 10% interest.

The 10 non-rejected lease locations are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 0.3 million square feet of GLA and represent approximately $1.7 million of ABR, or approximately $6.09 per square foot. This represents approximately 0.5% of our total ABR. The five non-rejected lease locations within our wholly-owned portfolio aggregate approximately 0.3 million square feet of GLA and represent approximately $1.6 million of ABR, or approximately $6.07 per square foot.

NP/I&G Institutional Retail Company II

On February 2, 2006, we formed a second strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture, which is called NP/I&G Institutional Retail Company II, LLC, has a total equity commitment of $150.0 million based on a 20 percent / 80 percent contribution split between us and a fund advised by JPMorgan Fleming Asset Management, respectively. Under the terms of this joint venture, we have agreed to contribute $30.0 million as our pro rata share for property acquisitions, as well as our pro rata share of any additional capital that might be required by the joint venture. As the managing member, we will be responsible for initiating acquisitions, as well as providing management and leasing services.

Competition

We face considerable competition in the leasing of real estate, which is a highly competitive market. We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, co-tenants and physical conditions of our properties. In this regard, we aggressively manage and, where appropriate, redevelop and upgrade, our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of properties, and the local knowledge and market intelligence of our regional operating system, make us attractive to national, regional and local retailers.

In addition, we face significant competition for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. The current market for acquisitions continues to be highly competitive. Nevertheless, we believe that our experience in operating, acquiring, developing and obtaining financing for community and neighborhood shopping centers, particularly our ability to structure acquisitions, should enable us to compete effectively. Given our operating and capital strategies, we have the capacity to acquire individual properties or portfolios on both our own balance sheet or with joint venture capital, which enables us to allocate risk and increase returns. We can also acquire stabilized, income producing properties or properties that can benefit from our re-tenanting and redevelopment competencies. In addition, because of the breadth of our portfolio, we can acquire properties across the nation and are able to efficiently absorb such properties into our scalable regional operating system.

Environmental Exposure

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances or petroleum product releases at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is common with community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline facilities. These operations could potentially result in environmental contamination at the properties. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to borrow using such property as collateral.

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

Employees

As of December 31, 2005, we employed approximately 412 individuals (including executive, administrative and field personnel).

Available Information

Our internet website address is www.newplan.com. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors—the Audit Committee, the Corporate Governance and Nominating Committee and the Executive Compensation and Stock Option Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available in print free of charge, upon request by any stockholder. You can obtain such copies in print by contacting our Senior Vice President of Corporate Communications, either by mail at our corporate office or by
e-mail at corporatecommunications@newplan.com.

Financial Information about Industry Segments

Our principal business is the ownership, management and development of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. All operations are within the United States and no tenant accounts for more than 10% of total revenue. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

ITEM 1A.        Risk Factors

Overview

Set forth below are the risks that we believe are material to investors who purchase or own our securities that are not otherwise described in this Annual Report on Form 10-K. We have separated the risks into three groups:

•       risks related to our properties and business;

•       risks related to our organization and structure; and

•       tax risks.

The occurrence of any of the following factors or circumstances could adversely affect our cash flows, financial condition, results of operations and/or our ability to meet our operating expenses, including debt service and capital expenditure obligations, and make distributions to our stockholders, any or all of which could in turn cause a decline in the market value of our securities.

Risks Related to Our Properties and Business

The economic performance and value of our properties are subject to risks associated with real estate assets and with the real estate industry.   As a real estate company, we are subject to all of the risks associated with owning and operating real estate, including:

•       changes in the national, regional and local economic climate, particularly in Texas, where 68 of our 311 wholly-owned properties, and 89 of our 476 total properties, are located as of December 31, 2005;

•       local conditions, including an oversupply of space in properties similar to those that we own, or a reduction in demand for properties similar to those that we own;

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

Downturns in the retailing industry likely will have a direct impact on our performance.   Our properties consist of community and neighborhood shopping centers and other retail properties. Our performance therefore is linked to economic conditions in the market for retail space generally, and a decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been or could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions occur, they are likely to impact market rents for retail space and could adversely affect our business.

Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.   Our performance depends on our ability to collect rent from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of December 31, 2005, our largest tenants were The Kroger Co., Wal-Mart Stores and Sears Holdings Corp., the scheduled ABR for which, including our pro rata share of ABR generated by properties owned by unconsolidated joint ventures, represented 4.1%, 2.5% and 2.4%, respectively, of our total ABR. As of December 31, 2005, The Kroger Co., Wal-Mart Stores and Sears Holdings Corp., represented 4.3%, 2.6% and 2.5%, respectively, of our scheduled ABR, excluding our pro rata share of ABR generated by properties owned by unconsolidated joint ventures.

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

We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.   We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2005, and including our pro rata share of properties owned by unconsolidated joint ventures, leases were scheduled to expire on a total of approximately 11.0% of the space at our properties through 2006. We may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

Future acquisitions of properties may not yield the returns we expect, may result in disruptions to our business and may strain management resources.   We intend to continue acquiring select community and neighborhood shopping centers. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. Newly acquired properties may fail to perform as expected. Our management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position, which may result in the properties’ failure to achieve projected returns.

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

We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.   We compete for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. The current market for acquisitions continues to be extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties.

Current and future development and redevelopment of real estate properties may not yield expected returns and may strain management resources.   We are actively involved in several ongoing redevelopment projects, and have become more actively involved in development projects. We also expect to invest in additional development and redevelopment projects in the future.

Redevelopment and new development of properties are subject to a number of risks, including the following:

•       abandonment of development activities after expending resources to determine feasibility;

•       construction and/or lease-up delays;

•       cost overruns, including construction costs that exceed our original estimates;

•       failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and

•       delays in and the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws.

If any of these problems occur, overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns, or even losses, from such investments. In addition, delays in the completion of a development or redevelopment project may provide various tenants the right to withdraw from a property.

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.   We have invested in some cases as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development or redevelopment project, including the following:

•       in these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

•       we may be required to obtain prior consent from our co-venturers or partners for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

•       our co-venturers or partners might have interests or goals that are inconsistent with our interests or goals, and may be in a position to take actions contrary to our interests or otherwise impede our objectives;

•       our co-venturers or partners also might become insolvent or bankrupt, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•       such investments have the potential risk of impasse on certain major decisions, such as a sale, because neither we nor our partner or co-venturer typically would have full control over the joint venture;

•       any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or directors from focusing their time and effort on our business; and

•       we might be liable for the actions of our joint venture partners in certain circumstances, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

As of December 31, 2005, we had approximately $95.5 million of investments in and advances to eleven unconsolidated joint ventures that own an aggregate of 165 properties. The largest of these investments is our investment in the Galileo America LLC venture. We have a 5% equity interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with our sale of an aggregate of 69 community and neighborhood shopping centers to Galileo America LLC. Our investment in this joint venture is subject to the risks described above for jointly owned investments. As of December 31, 2005, this joint venture was comprised of 126 stabilized assets.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.   Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales or properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial position.

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

There are, however, certain types of losses, including lease and other contract claims, acts of war and acts of God, and, in some cases, flooding, that generally are not insured, either because such coverage is not available or is not available at commercially reasonable rates. If we experience a loss which is uninsured or which exceeds policy limits, we could lose a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

There can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.   Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage at a reasonable cost in the future. The costs associated with property and casualty renewals may be higher than anticipated.

We have substantial scheduled debt payments, which will result in significant debt service obligations, and we may not be able to refinance debt at maturity.   As of December 31, 2005, the total principal amount of our outstanding debt was approximately $1.6 billion. Therefore, our business is subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. We are also subject to the risk that we may not be able to refinance existing debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, the terms of a refinancing might not be as favorable as the terms of existing debt. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt at the relevant time(s) and we may be forced to dispose of properties on disadvantageous terms. In addition, prevailing interest rates, our results of operations and financial condition, our senior debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense, which could adversely affect our cash flow and our ability to pay distributions to stockholders.

Our degree of leverage could limit our ability to obtain additional financing and adversely affect our business and financial condition.   Our organizational documents do not contain any limitation on the incurrence of debt. The degree of our leverage could have important consequences, including:

•       requiring us to dedicate a substantial portion of our funds from operations to servicing our debt, thereby reducing the amount available for distributions;

•       affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes; and

•       making us more vulnerable to economic and industry downturns.

In addition, as a result of the financial and operating covenants described below, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry.

We currently have variable rate debt obligations, which could be substantial in the future and may impede our operating performance and put us at a competitive disadvantage.   As of December 31, 2005, we had approximately $304.3 million of outstanding floating rate debt, including the impact of swaps, maturing at various times up to September 1, 2011. In addition, we could increase the amount of our outstanding variable rate debt in the future in part by borrowing under the Revolving Facility, which bears interest at a variable rate and had approximately $285.0 million available for draw as of December 31, 2005. The rates on our variable rate indebtedness increase when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt and pay dividends to stockholders.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, even though the counterparties to hedging agreements that we enter into are major financial institutions, which could increase our exposure to fluctuating interest rates. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. As of December 31, 2005, we were a party to two hedging agreements.

As discussed above, we may borrow additional money with floating interest rates in the future. Increases in interest rates, or the loss of the benefits of our existing or future hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt. Future increases in interest rates will increase our interest expense as compared to the fixed rate debt underlying our hedging agreements and could result in our making payments to unwind such agreements.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.   As of December 31, 2005, we had approximately $419.8 million of mortgage debt outstanding, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

Our financial covenants may restrict our operating and acquisition activities.   The Revolving Facility, the Secured Term Loan and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

Environmental problems that exist at some of our properties could result in significant unexpected costs.   We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances or petroleum product releases at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is common with community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline facilities. These operations could potentially result in environmental contamination at the properties. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to borrow using such property as collateral.

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

•       changes in our revenues or earnings estimates or recommendations by securities analysts;

•       publication of research reports about us or our industry by securities analysts;

•       an increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for our shares;

•       strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•       the passage of legislation or other regulatory developments that adversely affect us or our industry;

•       speculation in the press or investment community;

•       actions by institutional shareholders or hedge funds; and

•       general economic and financial market conditions.

Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our stock. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In addition to the possibility that we may sell shares of our stock in a public offering at any time, we also may issue shares of common stock upon redemption of units of partnership interest held by third parties in affiliated partnerships that we control, as well as in connection with grants of restricted stock or upon exercise of stock options that we grant to our officers and employees. All of these shares will be available for sale in the public markets from time to time.

Risks Related to Our Organization and Structure

Provisions of the company’s charter and bylaws could inhibit changes in control of the company, and could prevent stockholders from obtaining a premium price for our common stock.   A number of provisions of our charter and bylaws may delay, defer or prevent a change in control of the company or other transactions that could provide stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders. These provisions include a staggered board of directors, advance notice requirements for stockholder proposals and our share ownership limit described below. In addition, our charter permits our Board of Directors to issue up to 25,000,000 shares of preferred stock, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board of Directors. Thus, any future series of our preferred stock may have voting or other provisions that could delay or prevent a change in control or other transaction that might involve a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of the stockholders.

Our Board of Directors could adopt the limitations available under Maryland law on changes in control that could prevent transactions in the best interests of stockholders.   Certain provisions of Maryland law may have the effect of inhibiting a third party from making an acquisition proposal or of impeding a change in control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including the following:

•       “business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter a business combination with an interested stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of common stock; and

•       “control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

Our Board of Directors has opted out of these provisions of Maryland law. As a result, these provisions will not apply to a business combination or control share acquisition involving the company. Our Board of Directors may, however, repeal these elections in most cases and cause the company to become subject to these provisions in the future.

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

We are dependent on external sources of capital, which may not be available.   To qualify as a REIT, we must, among other things, distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income (including capital gains). Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for property development and acquisitions, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes.

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

Even if the company qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, we will pay tax on any net taxable income or gain that we do not distribute in a taxable year. In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. Any net taxable income earned directly by our taxable affiliates, including ERT Development Corporation, is subject to federal, state and local corporate income tax. The taxation of the company at the state and local levels may differ from the federal income tax treatment of the company. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

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

Several provisions of the applicable tax laws ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax if the economic arrangements between the REIT, the REIT’s tenants, and a taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2005, we owned 311 properties, excluding the properties held through our joint ventures. The following table sets forth certain information as of December 31, 2005 regarding our properties on a state-by-state basis, and excludes our pro rata share of joint venture properties:

State	Number of Properties	Percent Leased	GLA (1)	Percent of Scheduled ABR (2)
Alabama	7	90.0%	759,414	1.1%
Arizona	3	86.7%	596,493	1.3%
Arkansas	1	100.0%	60,842	0.1%
California	11	97.5%	1,723,699	6.2%
Colorado	2	98.9%	363,558	1.4%
Delaware	1	100.0%	30,000	0.0%
Florida	28	86.7%	4,696,954	12.2%
Georgia	26	93.3%	2,862,634	6.4%
Illinois	9	92.8%	1,588,969	4.7%
Indiana	7	86.0%	984,102	1.6%
Iowa	2	81.7%	279,826	0.4%
Kentucky	9	90.4%	1,703,887	3.6%
Louisiana	3	97.5%	345,215	0.5%
Maryland	2	78.3%	282,336	0.6%
Massachusetts	2	92.5%	348,917	0.6%
Michigan	16	94.0%	2,209,129	6.0%
Minnesota	1	93.7%	55,715	0.1%
Nevada	2	74.7%	311,512	0.7%
New Jersey	5	94.0%	821,675	2.4%
New Mexico	2	99.7%	97,684	0.3%
New York	19	84.8%	2,568,155	6.0%
North Carolina	12	92.6%	1,527,431	2.5%
Ohio	27	88.2%	4,567,138	9.7%
Oklahoma	1	100.0%	186,851	0.5%
Pennsylvania	11	85.2%	2,142,738	5.2%
Rhode Island	1	100.0%	148,126	0.4%
South Carolina	7	94.3%	1,054,718	2.4%
Tennessee	14	88.3%	1,674,113	3.1%
Texas	68	89.4%	7,313,492	17.0%
Utah	1	—	—	0.0%
Virginia	9	96.5%	1,018,529	2.3%
Wisconsin	1	98.4%	198,419	0.4%
Wyoming	1	90.7%	155,022	0.3%
	311	89.9%	42,677,293	100.0%
Region (3)
East	78	89.6%	11,646,512	26.0%
Midwest	63	90.1%	10,038,320	23.2%
South	148	89.5%	17,899,515	40.9%
West	22	93.3%	3,092,946	9.9%
	311	89.9%	42,677,293	100.0%

(1)          GLA represents gross leasable area in square feet.

(2)          ABR represents 2005 scheduled ABR based on contractual minimum lease payments as of December 31, 2005.

(3)          NCREIF Regions

Of our 311 wholly-owned properties, 307 properties are held in fee simple, and four properties are held pursuant to ground leases, which ground leases constitute an aggregate of 0.5 million rentable square feet and expire between 2031 and 2037.

As of December 31, 2005, we owned interests in 476 properties, including 165 properties held through joint ventures. The following table sets forth certain information as of December 31, 2005 regarding our properties on a state-by-state basis, and includes our pro rata share of joint venture properties:

	Number of	Percent		Percent of
State	Properties	Leased	GLA (1)	Scheduled ABR (2)
Alabama	10	90.4%	834,299	1.4%
Arizona	5	86.7%	606,669	1.3%
Arkansas	2	98.1%	69,868	0.1%
California	14	97.5%	1,749,776	5.9%
Colorado	6	99.1%	540,921	1.9%
Connecticut	12	96.4%	147,548	0.5%
Delaware	1	0%	30,000	0.0%
Florida	42	87.1%	4,864,771	11.9%
Georgia	40	93.5%	3,083,908	6.6%
Illinois	10	92.6%	1,615,056	4.5%
Indiana	9	86.0%	993,031	1.5%
Iowa	3	82.2%	293,299	0.4%
Kansas	1	100.0%	5,132	0.0%
Kentucky	14	90.7%	1,753,544	3.5%
Louisiana	6	97.7%	375,057	0.5%
Maine	2	100.0%	13,702	0.0%
Maryland	2	78.3%	282,336	0.5%
Massachusetts	4	92.6%	355,256	0.6%
Michigan	22	93.8%	2,274,946	5.8%
Minnesota	1	93.7%	55,715	0.1%
Mississippi	3	57.2%	13,156	0.0%
Nevada	3	75.5%	325,335	0.7%
New Hampshire	2	100.0%	11,122	0.0%
New Jersey	6	94.0%	824,576	2.2%
New Mexico	3	99.5%	103,985	0.3%
New York	28	85.5%	2,705,752	6.1%
North Carolina	21	92.7%	1,579,912	2.5%
Ohio	38	88.2%	4,717,079	9.4%
Oklahoma	2	100.0%	245,774	0.7%
Pennsylvania	15	85.3%	2,164,748	5.0%
Rhode Island	1	100.0%	148,126	0.4%
South Carolina	12	94.3%	1,074,873	2.3%
Tennessee	24	88.4%	1,711,799	3.0%
Texas	89	89.7%	7,679,164	17.2%
Utah	1	—	—	0.0%
Virginia	15	96.6%	1,066,908	2.3%
West Virginia	3	93.3%	18,031	0.0%
Wisconsin	3	97.8%	212,189	0.4%
Wyoming	1	90.6%	155,022	0.3%
	476	90.2%	44,702,385	100.0%
Region (3)
East	138	89.9%	12,176,434	26.0%
Midwest	87	90.0%	10,166,447	22.2%
South	218	89.9%	18,877,796	41.4%
West	33	93.6%	3,481,708	10.4%
	476	90.2%	44,702,385	100.0%

(1)          GLA represents gross leasable area in square feet.

(2)          ABR represents 2005 scheduled ABR based on contractual minimum lease payments as of December 31, 2005.

(3)          NCREIF Regions

The following table sets forth a schedule of lease expirations for our leases in place as of December 31, 2005 (excluding our pro rata share of joint venture properties), for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of	Leased	Percent of	ABR	Percent of
	Leases Expiring	GLA	GLA	Per Foot	Total ABR
2006	1,113	4,310,751	11.2%	$9.01	11.8%
2007	936	4,400,719	11.5%	9.28	12.4%
2008	911	4,211,856	11.0%	9.46	12.0%
2009	674	4,196,927	10.9%	8.96	11.4%
2010	608	5,100,276	13.3%	8.06	12.4%
2011	238	2,670,857	7.0%	7.06	5.7%
2012	99	899,163	2.3%	10.10	2.7%
2013	108	1,508,757	3.9%	8.57	3.9%
2014	95	1,746,595	4.6%	8.36	4.4%
2015	113	2,102,201	5.5%	9.01	5.7%
2016+	235	7,238,383	18.9%	8.05	17.6%
	5,130	38,386,485	100.0%	$8.62	100.0%

The following table sets forth a schedule of lease expirations for our leases in place as of December 31, 2005 (including our pro rata share of joint venture properties), for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of	Leased	Percent of	ABR	Percent of
	Leases Expiring	GLA	GLA	Per Foot	Total ABR
2006	1,553	4,449,507	11.0%	$9.11	11.5%
2007	1,390	4,555,821	11.3%	9.35	12.1%
2008	1,381	4,416,961	11.0%	9.53	12.0%
2009	1,047	4,385,712	10.9%	9.03	11.3%
2010	950	5,386,287	13.4%	8.22	12.6%
2011	367	2,796,210	6.9%	7.28	5.8%
2012	185	987,122	2.5%	10.37	2.9%
2013	206	1,610,799	4.0%	8.81	4.0%
2014	189	1,860,501	4.6%	8.52	4.5%
2015	201	2,239,563	5.6%	9.13	5.8%
2016+	425	7,635,047	19.0%	8.10	17.6%
	7,894	40,323,530	100.0%	$8.73	100.0%

Item 3.                        Legal Proceedings

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, arising outside the ordinary course of our business. However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves we have taken. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, we increased reserves previously taken by an additional $2.5 million, for an aggregate reserve of approximately $4.8 million, as of December 31, 2005. Given the increase in the reserve taken, and the current status of the tenant litigation, we believe that any loss in excess of the established reserve would be immaterial.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “NXL”. As of March 1, 2006, there were approximately 8,006 registered record holders of our common stock. The following table shows the high and low sales prices, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2005 and 2004 for our common stock:

	High	Low	Cash Dividends Declared
2004:
First quarter	$27.63	$24.24	$0.4125
Second quarter	27.80	20.69	0.4125
Third quarter	26.66	23.09	0.4125
Fourth quarter	27.87	24.50	0.4125
2005:
First quarter	$27.35	$24.83	$0.4125
Second quarter	27.91	24.50	0.4125
Third quarter	28.65	22.39	3.3125	(1)
Fourth quarter	24.55	20.18	0.3125

(1)          Dividends declared for the third quarter 2005 include the Special Dividend ($3.00 per common share), which was paid on September 27, 2005 to common stockholders of record on August 25, 2005. In connection with the payment of the Special Dividend and the closing of the Galileo Transactions, we reduced our regular quarterly dividend from $0.4125 per share of common stock to $0.3125 per share of common stock.

We declared dividends of approximately $473.1 million for the year ended December 31, 2005 (amount does not include non-cash increases to the dividend payable on our Series D depositary shares to account for the “step-up” in the dividend rate).

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Income Data:
Rental revenues:
Rental income	$370,447	$379,423	$354,916	$282,773	$214,440
Percentage rents	5,865	6,061	6,436	5,596	4,062
Expense reimbursements	100,425	95,762	95,790	75,656	55,708
Fee income	10,957	4,797	5,265	5,266	1,909
Total rental revenues	487,694	486,043	462,407	369,291	276,119
Expenses:
Operating costs	78,282	82,128	84,751	60,843	42,208
Real estate taxes	66,317	60,528	57,508	43,982	31,330
Depreciation and amortization	91,172	87,178	74,049	61,330	47,951
Provision for doubtful accounts	11,356	8,898	6,983	8,653	5,045
Severance costs	—	—	—	—	896
General and administrative	27,921	19,385	19,807	17,841	10,282
Total expenses	275,048	258,117	243,098	192,649	137,712
Income before real estate sales, minority interest and other income and expenses	212,646	227,926	219,309	176,642	138,407
Other income and expenses:
Interest, dividend and other income	4,225	3,525	4,133	5,734	12,511
Equity participation in ERT	—	—	—	—	(4,313)
Equity in income of unconsolidated ventures	4,045	1,513	3,438	5,245	985
Interest expense	(118,042)	(106,054)	(101,005)	(92,255)	(77,096)
Foreign currency loss	—	—	—	(13)	(560)
Impairment of real estate	(859)	(43)	(3,536)	(70,616)	(13,107)
Minority interest in income of consolidated partnership and joint ventures	(5,953)	(853)	(1,555)	(642)	(848)
Income from continuing operations	96,062	126,014	120,784	24,095	55,979
Discontinued operations:
Results of discontinued operations	5,567	7,936	11,172	33,873	46,073
Gain (loss) on sale of discontinued operations	17,787	(1,139)	4,018	100,838	3,130
Impairment of real estate held for sale	—-	(88)	(6,953)	(36,945)	—-
Income from discontinued operations	23,354	6,709	8,237	97,766	49,203
Income before gain on sale of real estate	119,416	132,723	129,021	121,861	105,182
Gain (loss) on sale of real estate	186,908	1,217	—	201	(20)
Net income	$306,324	$133,940	$129,021	$122,062	$105,162
Net income available to common stock—basic	$284,436	$112,470	$107,221	$108,036	$82,523
Net income available to common stock—diluted	$289,506	$113,266	$108,776	$108,678	$83,371
Basic earnings per common share:
Earnings per share—continuing operations	$2.53	$1.04	$1.02	$0.11	$0.38
Earnings per share - discontinued operations	0.22	0.07	0.08	1.03	0.57
Basic earnings per common share	$2.75	$1.11	$1.10	$1.14	$0.95
Diluted earnings per common share:
Earnings per share—continuing operations	$2.49	$1.03	$1.00	$0.11	$0.39
Earnings per share - discontinued operations	0.22	0.07	0.08	1.02	0.55
Diluted earnings per common share	$2.71	$1.10	$1.08	$1.13	$0.94
Average shares outstanding - basic	103,393	100,894	97,318	95,119	87,241
Average shares outstanding - diluted	106,834	103,345	100,269	96,552	88,799
Other Data:
Distributions per common share (1)	$4.45	$1.65	$1.65	$1.65	$1.65
Balance Sheet Data as of the End of Each Period:
Net real estate	$3,016,262	$3,559,763	$3,294,037	$3,269,476	$2,413,891
Total assets	3,369,762	3,831,742	3,558,596	3,515,279	2,622,866
Long term debt, net (2)	1,644,881	1,996,319	1,776,004	1,713,476	949,684
Total liabilities	1,820,717	2,160,797	1,934,588	1,902,996	1,107,361
Minority interest in consolidated partnership and joint ventures	57,659	30,784	37,865	39,434	22,267
Total stockholders’ equity	1,491,386	1,640,161	1,586,143	1,572,849	1,493,238

(1)              Amount for the year ended December 31, 2005 includes the Special Dividend.

(2)              Long-term debt includes mortgage loans, net, notes payable, net (including notes payable, other), capital leases and credit agreements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements include our accounts and those of all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The SEC’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), provides guidance on the application of GAAP to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with GAAP and SAB 104.

Real Estate

Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives; ordinary repairs and maintenance, are expensed as incurred. Land, buildings and building and tenant improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction costs, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development are capitalized. We cease capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

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

Business Combinations

In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and building and tenant improvements, are determined as if vacant, i.e., at replacement cost. Intangible assets, including the above-market value of leases and the value of in-place leases, are recorded at their relative fair values. The below-market value of leases is recorded in Other liabilities on our Consolidated Balance Sheets.

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

The total amount of other intangible assets allocated to in-place lease values and tenant relationship intangible values is based on management’s evaluation of the specific characteristics of each lease and our overall relationship with each tenant. Factors considered in the allocation of these values include, but are not limited to, the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and the costs to execute similar leases. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management will estimate costs required to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. Independent appraisals and/or management’s estimates will be used to determine these values.

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

When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets that we have identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

When we make subjective assessments as to whether there are impairments in the value of our real estate properties, such assessments have a direct impact on our net income, because taking an impairment results in an immediate negative adjustment to net income.

Recently Issued Accounting Standards

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. FSP FAS 13-1 does not distinguish between the right to use a leased asset during a construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. FSP FAS 13-1 became effective for the first reporting period beginning after December 15, 2005.   Retrospective application in accordance with Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”),  is permitted but not required. The application of FSP FAS 13-1 is not expected to  have a material impact on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This is a rebuttable presumption that may be overcome if the partnership agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 became effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 became effective for the first reporting period in fiscal years beginning after December 15, 2005 (effective January 1, 2006 for us) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 is not expected to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle, which applies to all voluntary changes in accounting principle. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective no later than fiscal years ended after December 15, 2005. We adopted FIN 47 as required effective December 31, 2005, and the initial application of FIN 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an equity award based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide such service. SFAS No. 123(R) requires companies to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the award must be re-measured at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the value of the share-based award is measured on the date of grant, and the award will not be re-measured at each balance sheet date. SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123, as originally issued. SFAS No. 123(R), as modified on April 14, 2005, is effective as of the first annual reporting period that begins after June 15, 2005, and must be applied using either a modified prospective method or a modified retrospective method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with the above provisions of SFAS No. 123(R). Unvested equity classified awards that were granted prior to the effective date of SFAS No. 123(R) should continue to be accounted for in accordance with SFAS No. 123, except that amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS No. 123 amounts in the statement of operations. The adoption of SFAS No. 123(R) is not expected to have a material impact on our consolidated financial statements.

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

On August 10, 2005, we completed the Galileo Transactions. Due to our continued interest in the Galileo Properties through a retained 5% equity ownership interest in Galileo America, LLC, and our acquisition of certain property and asset management rights as part of the Galileo Transactions, the results of operations of these properties were not classified as discontinued operations for the years ended December 31, 2005, 2004 and 2003. Accordingly, our results of operations for the years ended December 31, 2005, 2004 and 2003 include the results of operations of the Galileo Properties up to August 10, 2005.

During 2005, we acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing, a shopping center owned by us, a vacant building immediately adjacent to Victory Square, a shopping center owned by us, six land parcels, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which we owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which we owned the other 10% interest (collectively, the “2005 Acquisitions”). During 2004, we acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe, and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (collectively, the “2004 Acquisitions”). During 2003, we acquired a portfolio of seven grocery-anchored neighborhood shopping centers, three individual shopping centers (Panama City Square, Harpers Station and Dickson City Crossings) and the remaining 50% interest in Vail Ranch II that we did not already own (collectively, the “2003 Acquisitions”).   Accordingly, our results of operations for the years ended December 31, 2005, 2004 and 2003 include the results of operations of the 2005 Acquisitions, the 2004 Acquisitions and the 2003 Acquisitions.

In accordance with the provisions of FIN 46 our consolidated results of operations for the year ended December 31, 2004 include the results of operations of certain of our joint ventures, as applicable (collectively, “FIN 46 Adjustments”), which were previously accounted for under the equity method.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our Consolidated Statements of Income and Comprehensive Income. Therefore, results of operations from prior periods have been restated to reflect the current pool of disposed of or held for sale assets.

Results of Operations for the Twelve Months Ended December 31, 2005 and 2004

Revenues:

Total revenues increased $1.7 million, or 0.3%, from $486.0 million in 2004 to $487.7 million in 2005. Significant changes are discussed below.

Rental income decreased $9.0 million, or 2%, from $379.4 million in 2004 to $370.4 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased rental income by approximately $8.8 million

•       2004 Acquisitions, which increased rental income by approximately $10.8 million

•       Increases in occupancy and rental rates, which increased rental income by approximately $6.0 million

•       Increased lease settlement income, which increased rental income by approximately $2.7 million

•       The sale of the Galileo Properties, which decreased rental income by approximately $28.0 million

•       Write-offs of straight-line rent balances related to certain tenant move-outs, primarily at our properties under redevelopment, which decreased rental income by approximately $2.3 million

•       Decreased specialty rent, which decreased rental income by approximately $0.2 million

•       Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which decreased rental income by approximately $1.3 million

•       Increased capitalization with respect to our redevelopment projects, which decreased rental income by approximately $5.3 million

•       Decreased cost of living adjustments, which accounted for the balance of the variance

Expense reimbursements increased $4.6 million, or 5%, from $95.8 million in 2004 to $100.4 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased expense reimbursements by approximately $1.7 million

•       2004 Acquisitions, which increased expense reimbursements by approximately $4.9 million

•       A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $4.3 million

•       The sale of the Galileo Properties, which decreased expense reimbursements by approximately $4.1 million

•       A net decrease in the amount of reimbursable property operating expenses, which decreased expense reimbursements by approximately $1.3 million

•       Increased capitalization with respect to our redevelopment projects, which decreased expense reimbursements by approximately $0.7 million

•       Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which accounted for the balance of the variance

Fee income increased $6.2 million, or 129%, from $4.8 million in 2004 to $11.0 million in 2005. Increases in the following fee revenues, derived from services provided to our joint ventures and other managed projects, accounted for this variance:

•       Financing fee revenue, which increased fee income by approximately $0.1 million

•       Property management fee revenue, which increased fee income by approximately $3.0 million

•       Leasing fee revenue, which increased fee income by approximately $1.0 million

•       Acquisition fee revenue, which increased fee income by approximately $1.3 million

•       Asset management fee revenue, which increased fee income by approximately $0.8 million

Operating Expenses:

Total operating expenses increased $16.9 million, or 7%, from $258.1 million in 2004 to $275.0 million in 2005. Significant changes are discussed below.

Operating costs decreased $3.8 million, or 5%, from $82.1 million in 2004 to $78.3 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased operating costs by approximately $1.7 million

•       2004 Acquisitions, which increased operating costs by approximately $1.7 million

•       Increased payroll and payroll related expenses, attributable to increased personnel levels and increased management fees, as a result of the increased number of properties under management, which increased operating costs by approximately $1.8 million

•       Combined increases in maintenance, repairs and utility expenses, which increased operating costs by approximately $1.6 million

•       Increased legal fees for tenant related matters, which increased operating costs by approximately $0.3 million

•       Increased snow removal costs, which increased operating costs by approximately $0.3 million

•       The sale of the Galileo Properties, which decreased operating costs by approximately $5.9 million

•       Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which decreased operating costs by approximately $0.3 million

•       Decreased insurance expense attributable to lower premiums under our renewed insurance policy that went into effect in April 2005, which decreased operating costs by approximately $1.5 million

•       Increased capitalization with respect to our redevelopment projects, which decreased operating costs by approximately $3.5 million

Real estate taxes increased $5.8 million, or 10%, from $60.5 million in 2004 to $66.3 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased real estate taxes by approximately $1.4 million

•       2004 Acquisitions, which increased real estate taxes by approximately $4.1 million

•       Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate taxes by approximately $4.5 million

•       The sale of the Galileo Properties, which decreased real estate taxes by approximately $3.6 million

•       Adjustments for properties previously consolidated under the provisions of FIN 46 that were sold during 2005 and therefore are no longer consolidated, which decreased real estate taxes by approximately $0.1 million

•       Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.5 million

Depreciation and amortization increased $4.0 million, or 5%, from $87.2 million in 2004 to $91.2 million in 2005.  The following factors accounted for this variance:

•       2005 Acquisitions, which increased depreciation and amortization by approximately $3.7 million

•       2004 Acquisitions, which increased depreciation and amortization by approximately $4.4 million

•       Increased depreciation expense attributable to increased tenant improvements, which increased depreciation and amortization by approximately $1.6 million

•       Increased depreciation expense on properties previously under redevelopment or classified as held for sale, which increased depreciation and amortization by approximately $0.4 million

•       Increased amortization expense attributable to increased deferred leasing commissions, which increased depreciation and amortization by approximately $0.4 million

•       Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.6 million

•       The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $7.1 million

Provision for doubtful accounts increased $2.5 million, or 28%, from $8.9 million in 2004 to $11.4 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.1 million

•       2004 Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.3 million

•       Reserves taken in connection with the sale of the Galileo Properties, which increased provision for doubtful accounts by approximately $2.8 million

•       Increased reserves taken for properties under redevelopment, which reserves were capitalized and therefore decreased provision for doubtful accounts by approximately $0.5 million

•       Increased recoveries of previously reserved amounts, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $0.2 million

General and administrative expenses increased $8.5 million, or 44%, from $19.4 million in 2004 to $27.9 million in 2005. The following factors accounted for this variance:

•       Increased payroll related expenses, attributable to the following factors, which increased general and administrative expenses by approximately $5.0 million:

•        Additional stock option expense of approximately $0.7 million attributable to, and recorded as a result of, the stock option revaluation resulting from the payment of the Special Dividend

•        Additional stock option expense of approximately $1.0 million taken in accordance with the provisions of SFAS No. 123(R) for stock option grants awarded to certain of our employees and members of our Board of Directors during 2005

•        Additional personnel expense of approximately $1.5 million recorded in conjunction with the Galileo Transactions

•        Increased personnel levels and wage rates, which increased payroll related expenses by approximately $1.8 million

•       Increased rental expense and other office costs associated with our new corporate office location, which lease began in December 2004 and increased general and administrative expenses by approximately $2.2 million

•       Increased reserves taken in connection with specific tenant litigations, which increased general and administrative expenses by approximately $2.8 million

•       Increased costs incurred from offshore accounting services, partially offset by decreased accounting fees, primarily attributable to lower costs incurred in connection with complying with regulations under Section 404 of the Sarbanes-Oxley Act of 2002 as compared to 2004, which increased general and administrative expenses by approximately $0.6 million

•       Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.1 million

•       Decreased state tax expense, attributable to the reversal of reserves previously taken, in light of a recent evaluation of our state and franchise tax exposure, which decreased general and administrative expenses by approximately $1.6 million

•       Increased allocation of costs to the properties, primarily attributable to higher regional office costs, which decreased general and administrative expenses by approximately $0.6 million

Other Income and Expenses:

Interest, dividend and other income increased $0.7 million, or 20%, from $3.5 million in 2004 to $4.2 million in 2005. The following factors accounted for this variance:

•       Interest earned on cash balances, primarily on the balance maintained during the period between the closing of the Galileo Transactions on August 10, 2005 and the payment of the Special Dividend on September 27, 2005, which increased interest, dividend and other income by approximately $1.6 million

•       FIN 46 Adjustments, which increased interest, dividend and other income by approximately $0.1 million

•       Compensation for an easement received in 2004, but not in 2005, which decreased interest, dividend and other income by approximately $0.1 million

•       Decreased mortgage receivable balances, primarily attributable to the repayment of loans outstanding, which accounted for the balance of the variance

Equity in income of unconsolidated ventures increased $2.5 million, or 167%, from $1.5 million in 2004 to $4.0 million in 2005. The following factors accounted for this variance:

•       The Galileo Transactions, which increased equity in income of unconsolidated ventures by approximately $1.1 million

•       Increased operating performance of NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of ten properties by the joint venture subsequent to January 1, 2004, which increased equity in income of unconsolidated ventures by approximately $0.7 million

•       Improved operating performance of BPR Shopping Center, L.P., which increased income of unconsolidated ventures by approximately $0.5 million

•       Improved operating performance of Arapahoe Crossings, L.P., which increased income of unconsolidated ventures by approximately $0.2 million

Interest expense increased $11.9 million, or 11%, from $106.1 million in 2004 to $118.0 million in 2005. The following factors accounted for this variance:

•       An increase in the average balance outstanding under the Revolving Facility, compounded by a higher interest rate on the Revolving Facility, which increased interest expense by approximately $1.3 million

•       A higher interest rate on the Secured Term Loan, which increased interest expense by approximately $3.1 million

•       The Unsecured Term Loan, which was entered into in the second quarter of 2005 and paid off with a portion of the proceeds from the Galileo Transactions in the third quarter of 2005, which increased interest expense by approximately $2.3 million

•       Increased interest expense on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $2.3 million

•       Increased amortization of debt issuance costs, primarily attributable to the early repayment of public debt, which increased interest expense by approximately $0.9 million

•       The payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which increased interest expense by approximately $7.1 million

•       Prepayment penalties incurred in connection with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $11.2 million

•       A net decrease in the amount of mortgage indebtedness outstanding, attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions and 2004 Acquisitions, which decreased interest expense by approximately $5.0 million

•       The write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $3.0 million

•       The repayment of $75.0 million of 6.875% medium-term notes with a portion of the proceeds from the Unsecured Term Loan, which decreased interest expense by approximately $5.8 million

•       A decrease in the balance outstanding under our fixed rate REMIC, attributable to ongoing scheduled payments, which decreased interest expense by approximately $0.2 million

•       Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $2.1 million

•       Decreased financing fees, which accounted for the balance of the variance

Minority interest in income of consolidated partnership and joint ventures increased $5.1 million, from $0.9 million for the year ended December 31, 2004 to $6.0 million for the year ended December 31, 2005. This increase is primarily attributable to the allocation of a portion of the gain from the sale of the Galileo Properties in connection with the Galileo Transactions to the limited partners of Excel Realty Partners, L.P., a Delaware limited partnership (“ERP”).

Discontinued Operations:

For the year ended December 31, 2005, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $5.6 million and $17.8 million in results of operations and gain on sale, respectively. For the year ended December 31, 2004, such properties generated approximately $7.9 million, $(0.1) million and $1.1 million in results of operations, impairment expense and loss on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

Gain on Sale of Real Estate:

Gain on sale of real estate was approximately $186.9 million for the year ended December 31, 2005. This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions. Gain on sale of real estate was approximately $1.2 million for the year ended December 31, 2004. This amount represents our previously deferred gain incurred in connection with our sale of 70% of our interest in Arapahoe Crossings, L.P. in 2003.

Results of Operations for the Twelve Months Ended December 31, 2004 and 2003

Revenues:

Total rental revenues increased $23.6 million, or 5%, from $462.4 million in 2003 to $486.0 million in 2004. Significant changes are discussed below.

Rental income increased $24.5 million, or 7%, from $354.9 million in 2003 to $379.4 million in 2004. The following factors accounted for this variance:

•       2004 Acquisitions, which increased rental income by approximately $16.9 million

•       2003 Acquisitions, which increased rental income by approximately $4.5 million

•       FIN 46 Adjustments, which increased rental income by approximately $1.3 million

•       Increases in occupancy and rental rates, which increased rental income by approximately $4.1 million

•       Decreased cost of living adjustments, which decreased rental income by approximately $0.6 million

•       Increased capitalization with respect to our redevelopment projects, which decreased rental income by approximately $1.6 million

•       Decreased lease settlement income, which accounted for the balance of the variance

Expense reimbursements remained flat for the year ended December 31, 2004, as compared to the year ended December 31, 2003.   However, the following significant activity occurred, which eliminated any variance between the two periods:

•       2004 Acquisitions, which increased expense reimbursements by approximately $3.7 million

•       2003 Acquisitions, which increased expense reimbursements by approximately $0.9 million

•       FIN 46 Adjustments, which increased expense reimbursements by approximately $0.2 million

•       Increased capitalization with respect to our redevelopment projects, which decreased expense reimbursements by approximately $0.2 million

•       A net decrease in the amount of reimbursable real estate taxes, which decreased expense reimbursements by approximately $1.5 million

•       A net decrease in the amount of reimbursable property operating expenses, which decreased expense reimbursements by approximately $3.1 million

Fee income decreased $0.5 million, or 9%, from $5.3 million in 2003 to $4.8 million in 2004. The following factors account for this variance:

•       Variances in the following fee revenues, derived from services provided to our joint ventures and other managed projects, which, in the aggregate,  increased fee income by approximately $0.9 million:

•        Financing fee revenue, which increased by approximately $0.1 million

•        Property management fee revenue, which increased by approximately $0.8 million

•        Development fee revenue, which increased by approximately $0.1 million

•        Leasing fee revenue, which decreased by approximately $0.1 million

•       The payoff of a letter of credit on which we were earning fee income, which decreased fee income by approximately $1.4 million

Operating Expenses:

Total operating expenses increased $15.0 million, or 6%, from $243.1 million in 2003 to $258.1 million in 2004. Significant changes are discussed below.

Operating costs decreased $2.7 million, or 3%, from $84.8 million in 2003 to $82.1 million in 2004. The following factors accounted for this variance:

•       FIN 46 Adjustments, which increased operating costs by approximately $0.3 million

•       2004 Acquisitions, which increased operating costs by approximately $2.6 million

•       2003 Acquisitions, which increased operating costs by approximately $0.7 million

•       Increased payroll and payroll related expenses, attributable to increased personnel levels and increased management fees, which increased operating costs by approximately $0.2 million

•       Combined increases in maintenance, repairs and utility expenses, which increased operating costs by approximately $0.4 million

•       Decreased insurance expense attributable to lower premiums under our renewed insurance policy that went into effect in April 2004, which decreased operating costs by approximately $4.0 million

•       Decreased snow removal costs attributable to unusually harsh winter conditions during 2003, which decreased operating costs by approximately $1.0 million

•       Decreased professional fees, which decreased operating costs by approximately $0.5 million

•       Increased capitalization with respect to our redevelopment projects, which decreased operating costs by approximately $1.4 million

Real estate taxes increased $3.0 million, or 5%, from $57.5 million in 2003 to $60.5 million in 2004. The following factors accounted for this variance:

•       FIN 46 Adjustments, which increased real estate taxes by approximately $0.1 million

•       2004 Acquisitions, which increased real estate taxes by approximately $2.6 million

•       2003 Acquisitions, which increased real estate taxes by approximately $0.6 million

•       Property tax rate decreases at certain municipalities, combined with lower assessments at certain properties, which accounted for the balance of the variance

Depreciation and amortization increased $13.2 million, or 18%, from $74.0 million in 2003 to $87.2 million in 2004.  The following factors accounted for this variance:

•       2004 Acquisitions, which increased depreciation and amortization by approximately $6.2 million

•       2003 Acquisitions, which increased depreciation and amortization by approximately $1.4 million

•       Increased amortization expense attributable to increased deferred lease acquisition expenses, which increased depreciation and amortization by approximately $1.9 million

•       Increased depreciation expense on properties previously under redevelopment, combined with increased depreciation expense attributable to increased tenant improvements made in 2004, which increased depreciation and amortization by approximately $3.7 million

Provision for doubtful accounts increased $1.9 million, or 27%, from $7.0 million in 2003 to $8.9 million in 2004. The following factors accounted for this variance:

•       2004 Acquisitions, which increased provision for doubtful accounts by approximately $0.1 million

•       Increased reserves taken in anticipation of the redevelopment of certain assets and a more conservative approach to overall reserves, partially offset by lower write-offs, which increased provision for doubtful accounts by approximately $1.8 million

General and administrative expenses decreased $0.4 million, or 2%, from $19.8 million in 2003 to $19.4 million in 2004. The following factors accounted for this variance:

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

Other Income and Expenses:

Interest, dividend and other income decreased $0.6 million, or 15%, from $4.1 million in 2003 to $3.5 million in 2004. The following factors accounted for this variance:

•       2004 Acquisitions, which increased interest, dividend and other income by approximately $0.4 million

•       FIN 46 Adjustments, which decreased interest, dividend and other income by approximately $0.1 million

•       The payoff of certain notes receivable, which decreased interest, dividend and other income by approximately $0.5 million

•       The payoff of certain employee loans receivable, which decreased interest, dividend and other income by approximately $0.2 million

•       Lower rates of return on certain investments, which accounted for the balance of the variance

Equity in income of unconsolidated ventures decreased $1.9 million, or 56%, from $3.4 million in 2003 to $1.5 million in 2004. The following factors accounted for this variance:

•       FIN 46 Adjustments, which decreased equity in income of unconsolidated ventures  by approximately $0.9 million

•       Increased operating performance by the NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of five new properties in 2004, which increased equity in income of unconsolidated ventures by approximately $1.1 million

•       A full year of operating performance of Arapahoe Crossings, L.P. , which began operations on September 31, 2003, which increased equity in income of unconsolidated ventures by approximately $0.5 million

•       A $0.6 million gain on the sale of Flamingo Falls, a property owned by CA New Plan Venture Fund, LLC, which was recorded in the second quarter of 2003

•       A $0.2 million loss on the sale of Fruitland Plaza, a property owned by Benbrooke Ventures, which was recorded in the first quarter of 2004

•       Decreased operating performance by the Preston Ridge joint venture, which accounted for the balance of the variance

Interest expense increased $5.1 million, or 5%, from $101.0 million in 2003 to $106.1 million in 2004. The following factors accounted for this variance:

•       A net increase in the amount of public debt outstanding, primarily attributable to the 2004 Debt Offering, our public offering of $100.0 million aggregate principal amount of 3.75% convertible senior notes on May 19, 2003 (‘the Convertible Debt Offering”), and our public offering of $50.0 million of 5.50% medium-term notes on November 20, 2003, partially offset by the repayment of $75.0 million of our 6.875% medium-term notes and $49.0 million of our 7.33% medium-term notes and lower relative rates on our new debt issuances, which increased interest expense by approximately $7.4 million

•       Financing fees incurred in connection with the Convertible Debt Offering and the 2004 Debt Offering, which increased interest expense by approximately $0.2 million

•       Increased amortization of debt issuance costs, primarily attributable to the write-off of costs associated with our previously existing revolving credit facility and secured term loan, which increased interest expense by approximately $1.1 million

•       An increase in the balance outstanding under the Revolving Facility, partially offset by a lower interest rate on the Revolving Facility, which increased interest expense by approximately $0.5 million

•       The refinancing of our previously existing senior unsecured term loan at a lower interest rate, which decreased interest expense by approximately $0.3 million

•       The repayment of the variable rate REMIC debt, which decreased interest expense by approximately $0.6 million

•       Increased capitalization with respect to our redevelopment projects, which decreased interest expense by approximately $2.2 million

•       Swap proceeds received, which decreased interest expense by approximately $1.0 million

Discontinued Operations:

For the year ended December 31, 2004, properties that had been disposed of (either by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $7.9 million, $(0.1) million and $1.1 million in results of operations, impairment expense and loss on sale, respectively. For the year ended December 31, 2003, such properties generated approximately $11.2 million, $(7.0) million and $4.0 million in results of operations, impairment expense and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

Gain on Sale of Real Estate:

Gain on sale of real estate was approximately $1.2 million for the year ended December 31, 2004. This amount represents our previously deferred gain incurred in connection with our sale of 70% of our interest in Arapahoe Crossings, L.P. in 2003.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the past periods indicated (in thousands, except footnotes):

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Net income available to common stockholders—diluted	$289,506	$113,266	$108,776
Deduct:
Minority interest in income of consolidated partnership, excluding gain allocation	(714)	(796)	(1,555)
Net income available to common stockholders—basic	288,792	112,470	107,221
Add:
Depreciation and amortization
Continuing operations real estate assets	91,172	87,178	74,049
Discontinued operations real estate assets	2,404	3,400	4,064
Pro rata share of joint venture real estate assets	3,732	1,629	1,016
Deduct:
Gain on sale of real estate (1)	(186,908)	(1,217)	—
(Gain) loss on sale of discontinued operations (1)	(11,818)	5,622	(1,534)
Pro rata share of joint venture (gain) loss on sale of real estate (1)	(406)	433	(643)
Funds from operations—basic	186,968	209,515	184,173
Add:
Minority interest in income of consolidated partnership, excluding gain allocation	714	796	1,555
Funds from operations—diluted	$187,682	$210,311	$185,728 (2)
Net cash provided by operating activities	$222,366	$220,726	$197,752
Net cash provided by (used in) investing activities	636,105	(253,065)	(123,029)
Net cash (used in) provided by financing activities	(856,561)	34,303	(77,923)

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

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $12.2 million in available cash, cash equivalents and marketable securities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

As of December 31, 2005, approximately $285.0 million was available for draw under the Revolving Facility. As of February 28, 2006, taking into account draws under the Revolving Facility subsequent to December 31, 2005, the amount available for draw under the Revolving Facility was approximately $270.0 million.

Galileo Transactions

As previously discussed, the closing of the Galileo Transactions occurred on August 10, 2005. Net cash proceeds from the Galileo Transactions, after the repayment of secured debt and transaction costs were approximately $780.1 million. A portion of these proceeds was used to repay certain outstanding unsecured indebtedness, including (i) the entire $200.0 million balance outstanding under the Unsecured Term Loan and (ii) the balance then outstanding under the Revolving Facility. Approximately $314.8 million of the remaining cash proceeds were paid out to our stockholders in the form of the Special Dividend, which totaled approximately $310.4 million, and to certain limited partners of ERP in the form of a corresponding special cash distribution of $3.00 per unit, which totaled approximately $4.4 million.

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

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), capital expenditures incurred in our development and redevelopment projects, and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in ERP. We believe that cash generated from operations and borrowings under the Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow from operations.

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the nature of the properties in which we typically invest—primarily community and neighborhood shopping centers—provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods. However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire. In either of these instances, our cash flow would be adversely affected.

On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. As a result of certain lease assignments, rejections and failures to renew, we currently have 10 Winn-Dixie leases (one of which is currently sub-leased) in our portfolio, including five leases at properties held in joint ventures in which we have either a 5% or 10% equity interest. The 10 non-rejected lease locations are all currently physically occupied and aggregate (including our pro rata share of the joint venture properties) approximately 0.3 million square feet of GLA and represent approximately $1.7 million of ABR, or approximately $6.09 per square foot. This represents approximately 0.5% of our total ABR. The five non-rejected lease locations within our wholly-owned portfolio aggregate approximately 0.3 million square feet of GLA and represent approximately $1.6 million of ABR, or approximately $6.07 per square foot. If Winn-Dixie Stores terminates any of these leases, or if they receive substantial rent reductions or deferrals, such events will impact our rental revenues, but we do not believe this impact will be material. We do not believe that there are any other pending tenant bankruptcies that are likely to materially affect our rental revenues.

We may acquire large portfolios of community and neighborhood shopping centers, either through direct acquisitions or business combinations. While we believe that the cash generated by any newly-acquired properties will more than offset the operating and interest expenses associated with those properties, it is possible that the properties may not perform as well as expected and as a result, our cash needs may increase. In addition, there may be other costs incurred as a result of the acquisition of properties, including increased general and administrative costs while we integrate the properties into our operating system.

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. Pursuant to the terms of our joint venture agreements, including one agreement entered into subsequent to December 31, 2005, we have agreed to contribute up to an aggregate of $37.8 million as our pro rata share of capital for property acquisitions and redevelopment costs. In addition to this amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which pro rata share is not expected to be material. We expect to fund these capital requirements either out of excess cash from operations, or through draws on the Revolving Facility.

During 2005, we completed 24 redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $75.4 million. Our current redevelopment pipeline in our consolidated portfolio is comprised of 32 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $184.2 million. In addition, during 2005, we completed two outparcel development projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $2.5 million. Our current outparcel development pipeline in our consolidated portfolio is comprised of six projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $11.2 million. We intend on financing these redevelopment and outparcel development projects through cash from operations or draws on the Revolving Facility.

We also redevelop properties in our joint venture portfolios and during 2005, we completed six redevelopment projects, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $14.2 million. Our current redevelopment pipeline for such projects is comprised of six projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $81.3 million. In addition, we also develop outparcels at properties in our joint venture portfolios and our current pipeline for such projects is comprised of two projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $7.1 million. We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the lives of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, through draws on the Revolving Facility. We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

We have established a stock repurchase program under which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions. We did not repurchase any shares of common stock under this program in 2005, 2004 or 2003. However, we may effect stock repurchases in the future, depending on market conditions.

We have also established a repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions. As of December 31, 2005, no repurchases had been made under this program.

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

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment or development projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have investment grade credit ratings for prospective unsecured debt offerings from three major rating agencies—Standard & Poor’s (BBB), Moody’s Investor Service (Baa2) and Fitch Ratings (BBB+). A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

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

We have selectively effected asset sales to generate cash proceeds over the last two years. During 2005, we generated approximately $1.1 billion in gross proceeds through the sale of the Galileo Properties as part of the Galileo Transactions, as well as the culling of non-core and non-strategic properties and approximately $17.1 million from the disposition of certain properties and land parcels held through joint ventures. During 2004, we generated an aggregate of approximately $57.9 million in gross proceeds, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow (which note was repaid in full in the first quarter of 2005), through the culling of non-core and non-strategic properties and the transfer of one property to a joint venture. In addition, we generated approximately $4.3 million in gross proceeds from the disposition of certain properties held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of December 31, 2005 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$1,609,782	$30,474	$452,336	$227,534	$899,438
Capital Lease Obligations	27,881	381	852	989	25,659
Operating Leases	52,901	2,647	5,929	5,396	38,929
Total	$1,690,564	$33,502	$459,117	$233,919	$964,026

(1)          Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

We intend to repay our 2006 contractual cash obligations, which include approximately $18.7 million of maturing mortgages and scheduled amortization, either through draws under the Revolving Facility, with proceeds generated through the sale of assets, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of December 31, 2005 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of December 31, 2005	Current Interest Rate (1)	Maturity Date
Revolving Facility	$350,000	$65,000	LIBOR plus 65 bp (2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007
Total	$500,000	$215,000

(1)          We incur interest using a 30-day LIBOR rate, which was 4.31% at December 31, 2005.

(2)          We also incur an annual facility fee of 20 basis points on this facility.

The Revolving Facility and the Secured Term Loan (collectively, the “Credit Agreements”) require that we maintain certain financial coverage ratios and other debt covenants. On July 19, 2005, we entered into amendments to the financial coverage ratios and other debt covenants as they pertain to the Credit Agreements. The amendments to each of the Credit Agreements were substantially identical.

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

As of December 31, 2005, these coverage ratios and debt covenants, as amended, included:

•       net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•       EBITDA (as defined in the applicable debt agreement) to fixed charges ratio of at least 1.75:1

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

As of December 31, 2005, we had approximately $1.0 billion of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.6%. These indentures also contain covenants that require us to maintain certain financial coverage ratios. These covenants are generally less onerous than the covenants contained in our existing Credit Agreements, as described above.

As of December 31, 2005, we were in compliance with all of the financial covenants under our existing Credit Agreements and public indentures, and we believe that we will continue to remain in compliance with these covenants. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing Credit Agreements and public indebtedness, as of December 31, 2005, we had approximately $419.8 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.4% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of December 31, 2005 in which we expect to make additional capital contributions to the joint venture:

•       CA New Plan Acquisition Fund, LLC. We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets. Under the terms of the joint venture, we are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum of $4.2 million, of which approximately $1.4 million had been contributed by us as of December 31, 2005. We anticipate contributing the remaining approximately $2.8 million by the end of 2007. As of December 31, 2005, the joint venture owned three operating retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $33.4 million as of December 31, 2005. As of December 31, 2005, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $1.4 million.

•       Galileo America LLC. We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions. Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest. We anticipate making additional capital contributions from time to time to maintain our ownership percentage. As of December 31, 2005, the joint venture was comprised of 126 retail assets, and had loans outstanding of approximately $1.2 billion. As of December 31, 2005, the book value of our investment in Galileo America LLC was approximately $33.8 million.

•       NP/I&G Institutional Retail Company, LLC. We have a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 13 retail properties as of December 31, 2005. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. We originally agreed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets, we, together with ERP, contributed a disproportionate share of capital to the venture. As a result of this contribution, the total book value of our investment in NP/I&G Institutional Retail Company, LLC as of December 31, 2005 was approximately $41.4 million. Our excess contribution of approximately $11.3 million was repaid in February 2006. The joint venture had loans outstanding of approximately $275.6 million as of December 31, 2005.

•       NPK Redevelopment I, LLC. We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, we have agreed to contribute $6.0 million, of which $1.0 million had been contributed by us as of December 31, 2005. After our contribution of the total committed amount, we will have a 20% interest in the venture and be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture. The joint venture had no loans outstanding as of December 31, 2005. As of December 31, 2005, the book value of our investment in NPK Redevelopment I, LLC was approximately $1.0 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of December 31, 2005. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•       Arapahoe Crossings, L.P. We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $48.5 million as of December 31, 2005. As of December 31, 2005, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.7 million.

•       BPR Land Partnership, L.P. We have a 50% interest in a joint venture that owns approximately 30.1 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of December 31, 2005. As of December 31, 2005, the book value of our investment in BPR Land Partnership, L.P. was approximately $1.2 million.

•       BPR Shopping Center, L.P. We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $68.6 million as of December 31, 2005. As of December 31, 2005, the book value of our investment in BPR Shopping Center, L.P. was approximately $3.6 million.

•       BPR South, L.P. We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of December 31, 2005. As of December 31, 2005, the book value of our investment in BPR South, L.P. was approximately $0.8 million.

•       CA New Plan Venture Direct Investment Fund, LLC. We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum of $0.4 million. As of December 31, 2005, we had not made any such capital contributions to this venture. As of December 31, 2005, the joint venture owned seven retail properties and had loans outstanding of approximately $60.8 million. As of December 31, 2005, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $0.8 million.

•       CA New Plan Venture Fund, LLC. During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold, resulting in the joint venture owning six operating retail properties and one retail property under redevelopment as of December 31, 2005. Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and are responsible for contributing our pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.9 million. As of December 31, 2005, we had not made any such capital contributions. The joint venture had loans outstanding of approximately $57.7 million as of December 31, 2005. As of December 31, 2005, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $3.7 million.

•       Westgate Mall, LLC. We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture plans to redevelop the mall into a large community shopping center. Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $21.6 million as of December 31, 2005.  As of December 31, 2005, the book value of our investment in Westgate Mall, LLC was approximately $1.1 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2005, none of which we believe will materially adversely affect us:

•       Letters of Credit. We have arranged for the provision of six separate letters of credit in connection with certain property related matters. If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2005, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $4.6 million.

•       Non-Recourse and Other Debt Guarantees. Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2005, we had mortgage loans outstanding of approximately $419.8 million and our unconsolidated joint ventures had mortgage loans outstanding of approximately $1.7 billion. In addition, from time to time, we will guarantee certain construction and other obligations relative to certain joint venture development projects. We do not expect our obligations under such guarantees will be material.

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

Year
2006	$2,647
2007	3,131
2008	2,798
2009	2,725
2010	2,671
Thereafter	38,929

As discussed in Item 3 (Legal Proceedings) above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of December 31, 2005. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve established, we believe that the amount of the loss in excess of the reserve would be immaterial.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2005, we had approximately $24.3 million of outstanding floating rate mortgages. We also had approximately $215.0 million outstanding under our floating rate Credit Agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2005, in relation to our approximately $1.6 billion of outstanding total debt, our approximately $3.4 billion of total assets and our approximately $4.4 billion total market capitalization as of that date. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement.

As of December 31, 2005, we had entered into two reverse arrears swap agreements.  The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. These two swaps will terminate on February 1, 2011.

During the year ended December 31, 2004, we entered into seven 10-year forward starting interest rate swap agreements for an aggregate of approximately $200.0 million in notional amount. These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the 10-year LIBOR swap rate. Concurrent with the pricing of the January 2005 Debt Offering, we settled four of the seven 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million. The effect of such payment was deferred and will be amortized into earnings as an increase in effective interest expense over the term of the fixed rate borrowing. Concurrent with the pricing of the September 2005 Debt Offering, we settled the remaining three forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $7.6 million. The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

On August 2, 2005, we entered into two forward starting interest rate swap agreements for an aggregate of approximately $148.2 million in notional amount. These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate. Concurrent with the pricing of the September 2005 Debt Offering, we settled both forward starting interest rate swap agreements for an aggregate cost of approximately $1.9 million. The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.0 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.0 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $304.3 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of December 31, 2005. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $94.8 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $91.4 million. This assumes that our total outstanding debt remains at $1.6 billion, the balance as of December 31, 2005.

As of December 31, 2005, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 8.                        Financial Statements and Supplementary Data

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, on management’s assessment of our internal control over financial reporting are set forth on pages F-2 and F-3, respectively, of this Annual Report on Form 10-K, and are incorporated herein by reference.

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

PART III

Item 10.                 Directors and Executive Officers of the Registrant

We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers, which is available on our website at www.newplan.com. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within four business days following the date of amendment or waiver.

The information required by this item regarding directors and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2006 (the “Proxy Statement”) under the captions “Election of Directors,” “Information Regarding Corporate Governance and the Board of Directors and its Committees” and “Executive Compensation and Other Information.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                 Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Information Regarding Corporate Governance and the Board of Directors and its Committees—Do our directors receive any compensation for their service as directors?”, “Executive Compensation and Other Information” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005. In order to counteract the dilutive effect on the options outstanding resulting from the payment of the Special Dividend, we amended our outstanding option grants to adjust both the number of options outstanding and the related exercise prices. The information set forth in the following table includes the effect of such amendment.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,113,213	$17.59	2,904,434 (1)
Equity compensation plans not approved by stockholders(2)	633,650	11.35	—
Total	4,746,863	$16.76	2,904,434

(1)          All of these securities are available for issuance under our 2003 Stock Incentive Plan.

(2)          Represents options granted to Glenn Rufrano, our Chief Executive Officer, in connection with the employment agreement entered into upon commencement of Mr. Rufrano’s employment with us in February 2000. All of these options, which have an exercise price of $11.35 per share and expire ten years from the grant date, were vested as of February 23, 2005.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.                 Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters—Relationship with Independent Accountants.”

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
*3.3

Restated Bylaws of the Company, effective as of February 23, 2004 (incorporating all amendments thereto through February 23, 2004), filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*4.1

Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333-65211.

*4.2

Articles Supplementary classifying 805,000 shares of preferred stock as 7.625% Series E Cumulative Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 17, 2003.

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

*4.6

Supplemental Indenture, dated as of December 17, 2004, by and between the Company and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Company, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 22, 2004.

*4.7

Senior Securities Indenture, dated as of January 30, 2004, by and between the Company and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2004.

*4.8

Registration Rights Agreement, dated as of January 9, 2004, by and between the Company and Richard L. Friedman and Carpenter & Company, Inc, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 333-122193.

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

*10.7	Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †
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

*10.12

2003 Stock Incentive Plan of the Company, as amended and restated effective July 14, 2005, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †

*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.14	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †
*10.15	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.16

First Amended and Restated Revolving Credit Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.17

First Amendment to First Amended and Restated Revolving Credit Agreement, dated as of July 19, 2005, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.18

First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Revolving Credit Agreement), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.19

First Amended and Restated Secured Term Loan Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.20

First Amendment to First Amended and Restated Secured Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.21

First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Secured Term Loan Agreement), filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.22

Term Loan Agreement, dated as of April 5, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*10.23

First Amendment to Term Loan Agreement, dated as of July 13, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*10.24

Second Amendment to Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Citicorp North America Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.25

Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*10.26

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of December 7, 2004, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*10.27	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.28	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. †
*10.29	Director Compensation Schedule, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †
*10.30	Schedule of 2004 Compensation for Named Executive Officers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †
*10.31	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998. †
*10.32	Schedule of William Newman’s Compensation Arrangement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.33	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
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

*10.36	Agreement, dated May 14, 2004, by and between the Company and Dean Bernstein, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †

*10.37	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.38	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.39

Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.40

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. †

*10.41	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †
*10.42	Employment Agreement, dated as of March 15, 2005, by and between the Company and Glenn Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †
*10.43

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 9, 2000. †

*10.44

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2000. †

*10.45

Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. †

*10.46	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †
*10.47	Agreement, dated as of October 24, 2005, by and between the Company and John Roche, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.48

Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. †

*10.49	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.50	Agreement, dated as of March 15, 2005, by and between the Company and Leonard Brumberg, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005.†

*10.51	Notice of Non-Renewal of Employment Agreement, dated November 2, 2004, from the Company to Scott MacDonald, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 7, 2005. †
*10.52

Consulting Agreement, dated as of May 6, 2005 (effective as of May 1, 2005), by and between the Company and Scott MacDonald, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005. †

*10.53	Employment Agreement, dated as of March 15, 2005, by and between the Company and Michael Carroll, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †
*10.54

Contribution and Sale Agreement, dated as of July 19, 2005, by and among the Company, certain of its subsidiaries, Galileo America LLC and Galileo America, Inc., filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated August 16, 2005.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of New Plan Excel Realty Trust, Inc.:

We have completed integrated audits of New Plan Excel Realty Trust, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2 of these financial statements, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

PricewaterhouseCoopers LLP
New York, New York
March 2, 2006

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
 (In thousands, except fractions, percentages and par value amounts)

	December 31, 2005	December 31, 2004
ASSETS
Real estate:
Land	$724,901	$897,411
Buildings and improvements	2,668,177	3,090,779
Accumulated depreciation and amortization	(376,816)	(428,427)
Net real estate	3,016,262	3,559,763
Real estate held for sale	19,244	20,835
Cash and cash equivalents	9,202	7,292
Restricted cash	19,906	22,379
Marketable securities	3,014	3,433
Receivables:
Trade, net of allowance for doubtful accounts of $27,540 and $24,239 as of December 31, 2005 and 2004, respectively	20,751	31,043
Deferred rent, net of allowance of $1,592 and $3,548 as of December 31, 2005 and 2004, respectively	29,314	31,931
Other, net	25,138	18,627
Mortgages and notes receivable	795	8,881
Prepaid expenses and deferred charges	43,346	47,646
Investments in / advances to unconsolidated ventures	95,538	31,888
Intangible assets, net of accumulated amortization of $10,927 and $3,467 as of December 31, 2005 and 2004, respectively	78,046	32,085
Other assets	9,206	15,939
Total assets	$3,369,762	$3,831,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $13,871 and $20,400 as of December 31, 2005 and 2004, respectively	$433,653	$551,522
Notes payable, net of unamortized discount of $4,822 and $4,723 as of December 31, 2005 and 2004, respectively	968,347	970,563
Credit facilities	215,000	446,000
Capital leases	27,881	28,234
Dividends payable	37,826	47,698
Other liabilities	127,369	105,269
Tenant security deposits	10,641	11,511
Total liabilities	1,820,717	2,160,797
Minority interest in consolidated partnership and joint ventures	57,659	30,784
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at December 31, 2005 and 2004; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding as of December 31, 2005 and 2004	10	10
Common stock, $0.01 par value, 250,000 shares authorized; 104,305 and 102,845 shares issued and outstanding as of December 31, 2005 and 2004, respectively	1,042	1,028
Additional paid-in capital	2,036,880	2,005,977
Accumulated other comprehensive loss	(8,074)	(5,031)
Accumulated distributions in excess of net income	(538,472)	(361,823)
Total stockholders’ equity	1,491,386	1,640,161
Total liabilities and stockholders’ equity	$3,369,762	$3,831,742

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2005, 2004 and 2003
 (In thousands, except per share amounts)

	December 31, 2005	December 31, 2004	December 31, 2003
Revenues:
Rental income	$370,447	$379,423	$354,916
Percentage rents	5,865	6,061	6,436
Expense reimbursements	100,425	95,762	95,790
Fee income	10,957	4,797	5,265
Total revenues	487,694	486,043	462,407
Operating expenses:
Operating costs	78,282	82,128	84,751
Real estate taxes	66,317	60,528	57,508
Depreciation and amortization	91,172	87,178	74,049
Provision for doubtful accounts	11,356	8,898	6,983
General and administrative	27,921	19,385	19,807
Total operating expenses	275,048	258,117	243,098
Income before real estate sales, impairment of real estate, minority interest and other income and expenses	212,646	227,926	219,309
Other income and expenses:
Interest, dividend, and other income	4,225	3,525	4,133
Equity in income of unconsolidated ventures	4,045	1,513	3,438
Interest expense	(118,042)	(106,054)	(101,005)
Impairment of real estate	(859)	(43)	(3,536)
Minority interest in income of consolidated partnership and joint ventures	(5,953)	(853)	(1,555)
Income from continuing operations	96,062	126,014	120,784
Discontinued operations:
Income from discontinued operations (Note 5)	23,354	6,709	8,237
Income from discontinued operations	23,354	6,709	8,237
Income before gain on sale of real estate	119,416	132,723	129,021
Gain on sale of real estate	186,908	1,217	—
Net income	$306,324	$133,940	$129,021
Preferred dividends	(21,888)	(21,470)	(21,170)
Premium on redemption of preferred stock	—	—	(630)
Net income available to common stock—basic	284,436	112,470	107,221
Minority interest in income of consolidated partnership	5,070	796	1,555
Net income available to common stock - diluted	$289,506	$113,266	$108,776
Basic earnings per common share:
Income from continuing operations	$2.53	$1.04	$1.02
Discontinued operations	0.22	0.07	0.08
Basic earnings per share	$2.75	$1.11	$1.10
Diluted earnings per common share:
Income from continuing operations	$2.49	$1.03	$1.00
Discontinued operations	0.22	0.07	0.08
Diluted earnings per share	$2.71	$1.10	$1.08
Average shares outstanding—basic	103,393	100,894	97,318
Average shares outstanding—diluted	106,834	103,345	100,269
Dividends per common share (1)	$4.45	$1.65	$1.65
Other comprehensive income:
Net income	$306,324	$133,940	$129,021
Realized/unrealized (loss) gain on available-for-sale securities	(420)	517	800
Unrealized gains on deferred compensation	39	—	—
Realized (loss) gain on interest hedges	(11,157)	161	2,578
Unrealized gain (loss) on interest risk hedges, net	8,495	(8,494)	—
Comprehensive income	$303,281	$126,124	$132,399

(1)        For the year ended December 31, 2005, amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 14).

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Preferred Stock		Shares of Beneficial Interest/ Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Distributions in Excess of	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Net Income	Equity
Balance at December 31, 2002	780	8	96,916	968	1,825,820	(593)	(253,354)	1,572,849
Net income	—	—	—	—	—	—	129,021	129,021
Dividends	—	—	—	—	—	—	(182,006)	(182,006)
Exercise of stock options	—	—	743	7	13,557	—	—	13,564
Employee loans	—	—	—	—	5,689	—	—	5,689
Dividend Reinvestment Plan	—	—	259	3	5,898	—	—	5,901
Stock incentive grants	—	—	62	1	56	—	—	57
Option grant	—	—	—	—	1,990	—	—	1,990
Unrealized holding gain on marketable securities	—	—	—	—	—	800	—	800
Unrealized derivative gain on interest rate swap	—	—	—	—	—	2,578	—	2,578
Redemption of Preferred B shares	(630)	(6)	—	—	(157,994)	—	—	(158,000)
Premium on redemption of Preferred B shares	—	—	—	—	630	—	(630)	—
Issuance of Preferred E shares	800	8	—	—	193,692	—	—	193,700
Balance at December 31, 2003	950	10	97,980	979	1,889,338	2,785	(306,969)	1,586,143
Net income	—	—	—	—	—	—	133,940	133,940
Dividends	—	—	—	—	—	—	(188,424)	(188,424)
Exercise of stock options	—	—	952	10	19,066	—	—	19,076
Shares repurchased and retired	—	—	(2)	—	(52)	—	—	(52)
Employee loans	—	—	—	—	291	—	—	291
Dividend Reinvestment Plan	—	—	465	5	11,184	—	—	11,189
Stock incentive grants	—	—	65	—	898	—	—	898
Option grant	—	—	—	—	664	—	—	664
Redemption of limited partner units for shares of common stock	—	—	1,385	14	34,598	—	—	34,612
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	517	—	517
Realized gain on interest risk hedges	—	—	—	—	—	161	—	161
Unrealized loss on interest risk hedges	—	—	—	—	—	(8,494)	—	(8,494)
Stock offering	—	—	2,000	20	49,620	—	—	49,640
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	370	—	(370)	—
Balance at December 31, 2004	950	10	102,845	1,028	2,005,977	(5,031)	(361,823)	1,640,161
Net income	—	—	—	—	—	—	306,324	306,324
Dividends (1)	—	—	—	—	—	—	(482,973)	(482,973)
Exercise of stock options	—	—	487	5	8,677	—	—	8,682
Forfeiture of equity award	—	—	(11)	—	(295)	—	—	(295)
Shares repurchased and retired	—	—	(2)	—	(47)	—	—	(47)
Employee loans	—	—	—	—	119	—	—	119
Dividend Reinvestment Plan	—	—	919	9	21,739	—	—	21,748
Stock incentive grants	—	—	67	—	239	—	—	239
Option grant	—	—	—	—	(161)	—	—	(161)
Costs associated with redemption of limited partner units for shares of common stock	—	—	—	—	(161)	—	—	(161)
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	(420)	—	(420)
Unrealized gains on deferred compensation	—	—	—	—	—	39	—	39
Realized gain on interest risk hedges	—	—	—	—	—	(222)	—	(222)
Realized loss on interest risk hedges	—	—	—	—	—	(10,935)	—	(10,935)
Unrealized losses on interest risk hedges	—	—	—	—	—	8,495	—	8,495
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	793	—	—	793
Balance at December 31, 2005	950	$10	104,305	$1,042	$2,036,880	$(8,074)	$(538,472)	$1,491,386

(1)                 Amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 14).

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income	$306,324	$133,940	$129,021
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	95,137	92,270	78,112
Amortization of net premium/discount on mortgages and notes payable	(7,164)	(2,923)	(2,931)
Amortization of deferred debt and loan acquisition costs	3,895	2,809	1,535
Amortization of stock options	2,372	681	375
Interest on swaps	599	—	—
Gain on sale of real estate and securities, net	(186,907)	(1,217)	—
Loss (gain) on sale of discontinued operations	(17,789)	1,139	(4,018)
Minority interest in income of partnership	5,954	986	1,555
Impairment of real estate assets	859	131	10,488
Equity in income of unconsolidated ventures	(4,045)	(2,078)	(3,438)
Distributions of income from unconsolidated ventures	3,812	—	—
Changes in operating assets and liabilities, net:
Change in restricted cash	2,472	1,229	29,467
Change in trade receivables	10,302	9,062	(13,908)
Change in deferred rent receivables	(3,819)	(7,106)	(4,281)
Change in other receivables	(6,513)	(4,564)	25,047
Change in other liabilities	16,822	2,155	(19,742)
Change in tenant security deposits	(906)	1,347	968
Change in sundry assets and liabilities	961	(5,906)	(1,030)
Net cash provided by operating activities	222,366	221,955	227,220
Cash flows from investing activities:
Real estate acquisitions and building improvements	(150,885)	(120,283)	(83,696)
Acquisition, net of cash and restricted cash received	(186,856)	(186,733)	(100,236)
Proceeds from real estate sales, net	1,060,456	48,269	60,361
Advances for mortgage notes receivable, net	—	(8,849)	(38,565)
Repayments of mortgage notes receivable	11,800	27,069	1,560
Leasing commissions paid	(11,405)	(10,671)	(9,078)
Cash paid for asset management fee stream	(18,500)	—	—
Cash paid for property management rights	(22,251)	—	—
Cash from joint venture consolidation (Note 2)	—	1,171	—
Cash paid for joint venture interest	(5,441)	(9,748)	(3,775)
Proceeds from sale of joint venture interest	11,400	3,870	15,022
Capital contributions to joint ventures	(57,663)	(7,900)	(2,831)
Distributions from joint ventures	5,450	9,511	8,741
Net cash provided by (used in) investing activities	636,105	(254,294)	(152,497)
Cash flows from financing activities:
Principal payments of mortgages, notes payable and capital leases	(139,490)	(79,593)	(178,654)
Proceeds from public debt offering	349,044	149,114	163,375
Repayment of public debt	(350,000)	(75,000)	(50,796)
Cash (paid) received for swap agreements	(11,945)	279	2,220
Proceeds from credit facility borrowing	490,000	496,000	657,000
Repayment of credit facility	(721,000)	(341,000)	(596,000)
Proceeds from mortgages financings	—	—	50,000
Financing fees	(4,172)	(5,435)	(3,386)
Redemption of limited partnership units	—	—	(29)
Distributions paid to minority partners	(7,514)	(3,848)	(2,591)
Dividends paid	(492,051)	(186,421)	(180,816)
Proceeds from exercise of stock options	8,685	19,087	14,378
Repayment of loans receivable for the purchase of common stock	119	291	5,784
Proceeds from common stock offering	—	49,640	—
Proceeds from preferred stock offering, net	—	—	193,192
Redemption of preferred stock, net	—	—	(157,500)
Proceeds from dividend reinvestment plan	21,763	11,189	5,900
Net cash (used in) provided by financing activities	(856,561)	34,303	(77,923)
Net increase (decrease) in cash and cash equivalents	1,910	1,964	(3,200)
Cash and cash equivalents at beginning of year	7,292	5,328	8,528
Cash and cash equivalents at end of year	$9,202	$7,292	$5,328
Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest, net of amounts capitalized	$125,970	$114,615	$109,358
Capitalized interest	8,485	6,433	4,266
State and local taxes paid	70	532	1,626
Municipal bonds and tax incentive financing received in acquisition	—	—	—
Mortgages assumed, net	27,797	69,074	40,516
Partnership units issued in acquisition	29,547	19,989	—
Satisfaction of notes receivable	—	15,091	—

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Business

New Plan Excel Realty Trust, Inc. (together with its subsidiaries and variable interest entities, the “Company”) is operated as a self-administered, self-managed real estate investment trust (“REIT”). The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned and majority owned controlled subsidiaries, and any variable interest entities (“VIE”) in which the Company is the primary beneficiary. All material inter-entity transactions have been eliminated.

For acquisitions of an equity interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are consolidated.

•       The Company’s equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

•       The Company does not have the direct or indirect ability to make decisions about the entity’s business;

•       The Company is not obligated to absorb the expected losses of the entity;

•       The Company does not have the right to receive the expected residual returns of the entity; and

•       The Company’s voting rights are not proportionate to its economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company consolidates the entities that are VIEs and for which the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company’s ownership is 50% or less and has the ability to exercise significant influence as well as jointly-controlled partnership interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain triggering events occur that are likely to cause a change in the original determinations.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share. Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) preferred stock (using the “if converted” method), (ii) ERP limited partnership units, (iii) convertible

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior notes, (iv) restricted stock grants and (v) contingent compensation awards, and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $27.5 million and $24.2 million as of December 31, 2005 and 2004, respectively. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	35 to 40 years
Building improvements.	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations

In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and building and tenant improvements, are determined as if vacant, i.e., at replacement cost. Intangible assets, including the above-market value of leases and the value of in-place leases,  are recorded at their relative fair values. The below-market value of leases is recorded in Other liabilities.

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

The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles is amortized to expense over the initial terms of the leases; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock. These loans are demand and term notes bearing interest at rates ranging from 5% to 6%. Interest on such loans is payable quarterly. Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity. At December 31, 2005 and 2004, the Company had aggregate loans to employees of approximately $0.6 million and $0.8 million, respectively.

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

Balance at December 31, 2002	$2,719
Costs capitalized	6,376
Amortization/writeoffs	(1,305)
Balance at December 31, 2003	7,790
Costs capitalized	6,926
Amortization/writeoffs	(2,445)
Balance at December 31, 2004	12,271
Costs capitalized	6,260
Amortization/writeoffs (1)	(6,019)
Balance at December 31, 2005	$12,512

(1)          Includes approximately $2.8 million of internal leasing commissions written off in connection with the portfolio disposition discussed in Note 3.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in / Advances to Unconsolidated Ventures

The Company has direct equity investments in several joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, and is not the primary beneficiary of, these entities. These investments are initially recorded at cost, as “Investments in / advances to unconsolidated ventures”, and subsequently adjusted for equity in earnings and cash contributions and distributions. Intercompany fees and gains on property transactions are eliminated to the extent of the Company’s ownership interest.

To the extent that the Company contributes assets to a joint venture project, the difference between the Company’s cost basis in the assets and the basis reflected at the joint venture level is amortized over the life of the related asset and included in the Company’s share of equity in income of unconsolidated ventures.

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

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees. In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually. Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry. The liability for self-insured losses is included in accrued expenses and was approximately $0.7 million at December 31, 2005 and 2004.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Rental revenue also includes lease termination fees. Lease termination fees were approximately $5.4 million, $2.8 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualify as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs. At December 31, 2005, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $19.3 million, expiring from 2013 to 2020. In addition, the Company’s TRSs had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2002, for financial accounting purposes that will not be recognized for tax purposes until the property is sold. The Company’s TRS has ascribed a full valuation allowance to its net deferred tax assets.

Segment Information

The principal business of the Company is the ownership and management of community and neighborhood shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accepted in the United States (“GAAP”). Further, all of the Company’s operations are within the United States and no tenant comprises more than 10% of revenue.

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

Recently Issued Accounting Standards

In October 2005, the FASB issued Staff Position No. 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. FSP FAS 13-1 does not distinguish between the right to use a leased asset during a construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. FSP FAS 13-1 became effective for the first reporting period beginning after December 15, 2005.   Retrospective application in accordance with Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”), is permitted but not required. The application of FSP FAS 13-1 is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This is a rebuttable presumption that may be overcome if the partnership agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 became effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. The adoption of EITF 04-05 is not expected to have a material impact on the consolidated financial statements of the Company.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2005, the FASB issued SFAS No. 154. SFAS No. 154, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance where the pronouncement does not include specific transition provisions.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but early adoption is permitted. The adoption of SFAS No. 154 is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective no later than fiscal years ended after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005, and the initial application of FIN 47 did not have a material impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) amends Statement 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123(R) also establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an equity award based on the fair value of the award on the grant date, and to recognize such cost over the period during which the employee is required to provide such service. SFAS No. 123(R) requires companies to value the share-based compensation based on the classification of the share-based award. If the share-based award is to be classified as a liability, the award must be re-measured at each balance sheet date until the award is settled. If the share-based award is to be classified as equity, the value of the share-based award is measured on the date of grant, the award will not be re-measured at each balance sheet date. SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123, as originally issued. SFAS No. 123(R), as modified on April 14, 2005, became effective as of the first annual reporting period that begins after June 15, 2005, and must be applied using either a modified prospective method or a modified retrospective method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with the above provisions of SFAS No. 123(R). Unvested equity classified awards that were granted prior to the effective date of SFAS No. 123(R) should continue to be accounted for in accordance with SFAS No. 123, except that amounts must be recognized in the statement of operations. Under the modified retrospective method, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect SFAS No. 123 amounts in the statement of operations. The initial adoption of SFAS No. 123(R) did not have a material impact on the consolidated financial statements of the Company.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions and Dispositions

Acquisitions

In the 2005 fiscal year, the Company acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing (a shopping center owned by the Company), a vacant building immediately adjacent to Victory Square (a shopping center owned by the Company), six land parcels, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which the Company owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which the Company owned the other 10% interest. Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	01/13/05	20,338	(1)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	02/16/05	343,914		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	03/17/05	163,131		$16.6	—	$11.0	$5.6
Marketplace at Wycliffe (2) (3)	Lake Worth, FL	06/01/05	133,520		$35.7	—	—	$35.7
Mableton Walk (2)	Mableton, GA	06/01/05	105,742		—	—	—	—
Market Plaza	Plano, TX	07/13/05	161,453		$39.6	—	—	$39.6
Surrey Square Mall	Norwood, OH	08/26/05	190,323		$10.5	—	—	$10.5
Five land parcels adjacent to Home Depot Stores	FL, LA, OH	09/07/05	40 acres		$9.3	—	—	$9.3
Fashion Place Shopping Center	Columbia, SC	09/14/05	149,493		$6.8	—	—	$6.8
Brandt Pike Place	Dayton, OH	09/30/05	11 acres		$1.6	—	—	$1.6
Building at Victory Square	Savannah, GA	10/03/05	13,000		$0.8	—	—	$0.8
Western Hills Plaza	Cincinnati, OH	11/03/05	430,399		$45.6		—	$45.6
Southland Shopping Center	Toledo, OH	12/21/05	291,221		$14.8	—	—	$14.8
	Total				$234.3	$14.5	$27.8	$192.0

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the 2004 fiscal year, the Company acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe, and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which the Company owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which the Company owned the other 50% interest. Please refer to the following table for additional details (dollars in millions).

					Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area	Purchase Price	ERP Units	Assumed Debt		Cash
New Britain Village Square	Chalfont, PA	01/09/04	143,716	$23.4	$11.2	$12.2	(1)	—
Clearwater Mall	Clearwater, FL	01/30/04	285,519	$30.0	—	—		$30.0
Elk Grove Town Center	Elk Grove Village, IL	01/30/04	131,849	$21.0	—	$14.5		$6.5
Villa Monaco	Denver, CO	02/19/04	122,213	$12.0	—	—		$12.0
Florence Square	Florence, KY	03/17/04	361,251	$39.5	—	$15.8		$23.7
Unity Plaza	East Fishkill, NY	04/28/04	11 acres	$6.0	—	—		$6.0
Stockbridge Village	Stockbridge, GA	04/29/04	188,203	$23.8	—	—		$23.8
Starlite Plaza	Sylvania, OH	07/22/04	222,450	$16.8	—	—		$16.8
Village Center	Smithtown, NY	08/19/04	97,401	$16.8	—	$4.4		$12.4
Annex of Arlington	Arlington Heights, IL	08/26/04	197,328	$27.2	—	$17.9		$9.3
Marketplace	Tulsa, OK	09/01/04	186,851	$18.0	$8.8	$9.2		—
The Market at Preston Ridge	Frisco, TX	09/01/04	50,326	$5.2	—	—		$5.2
Silver Pointe	Fenton, MI	11/23/04	86,141	$10.2	—	$7.2		$3.0
The Shoppes at Southside	Jacksonville, FL	12/10/04	109,113	$25.0	—	—		$25.0
	Total			$274.9	$20.0	$81.2		$173.7

(1)          Represents the assumption of a mortgage loan previously made by the Company to the seller.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the 2003 fiscal year, the Company acquired the remaining 50% interest in Vail Ranch II that it did not already own, a portfolio of seven grocery-anchored neighborhood shopping centers (the “Spartan Acquisition”) and three other shopping centers (Panama City Square, Harpers Station and Dickson City Crossing). Please refer to the following table for additional details (dollars in millions).

					Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area	Purchase Price	ERP Units	Assumed Debt	Cash
Spartan Acquisition	Michigan	01/03/03	534,300	$46.0	—	—	$46.0
Paradise Pavilion (1)	West Bend, WI	01/03/03	198,419	—	—	—	—
Vail Ranch II	Temecula, CA	02/25/03	105,000	$10.5	—	$9.0	$1.5
Panama City Square	Panama City, FL	06/25/03	289,119	$18.3	—	$12.7	$5.6
Harpers Station	Cincinnati, OH	09/11/03	240,681	$23.8	—	$13.0	$10.8
Dickson City Crossings	Dickson City, PA	09/30/03	301,462	$28.1	—	$14.8	$13.3
	Total			$126.7	—	$49.5	$77.2

(1)          Paradise Pavilion was acquired in connection with the Equity Investment Group portfolio acquisition on December 12, 2002.

Dispositions

Portfolio Disposition

On August 10, 2005, the Company sold an aggregate of 69 community and neighborhood shopping centers (the “Galileo Properties”) to Galileo America LLC for approximately $968.0 million of total consideration, comprised of approximately $928.2 million in cash and approximately $39.8 million of equity in Galileo America LLC (the “Property Transfer”). The Company has the right to receive up to an additional $12.0 million in cash based upon the performance of the Galileo Properties during the 18-month period following the closing of the Property Transfer.

The following related transactions occurred simultaneously with the closing of the Property Transfer, resulting in the Company owning an approximate 5% equity interest in Galileo America LLC, which included (i) the redemption by Galileo America LLC of an existing interest in Galileo America LLC held by an affiliate of CBL & Associates Properties, Inc. (“CBL”) for two properties previously owned by Galileo America LLC, (ii) the purchase by the Company of an asset management fee stream from Galileo America LLC for $18.5 million and (iii) the acquisition by the Company of the property management rights of CBL with respect to Galileo America LLC for $22.0 million (plus an agreement to purchase additional property management rights in 2008 for $7.0 million) (such transactions are referred to collectively with the Property Transfer as the “Galileo Transactions”).

As a result of the Company’s retained 5% ownership interest in Galileo America LLC, as well as the Company’s purchase of the property and asset management rights as part of the Galileo Transactions, the results of operations of the Galileo Properties up to August 10, 2005 were not classified as income from discontinued operations and are included in income from continuing operations.

Other Dispositions

In addition to the Galileo Transactions, during 2005, the Company sold 12 properties, four land parcels, 90% of its ownership interest in The Pines and 90% of its ownership interest in Northshore West

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for aggregate gross proceeds of approximately $105.6 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income from discontinued operations (Note 5). The results of operations from The Pines and Northshore West are not considered to be income from discontinued operations due to the Company’s continued involvement in its operations as a result of the Company’s 10% joint venture interest.

During 2004, the Company sold 14 properties, two outparcels, one land parcel and 90% of its ownership interest in Villa Monaco for aggregate gross proceeds of approximately $57.9 million, including approximately $8.5 million represented by a purchase money note issued in connection with the sale of Factory Merchants Barstow (the purchase money note was repaid in full in early 2005). In connection with the sale of these properties, and in accordance with SFAS No. 144, the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

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

4. Real Estate Held for Sale and Impaired Real Estate

As of December 31, 2005, five retail properties and three land parcels were classified as “Real estate held for sale.”  These properties are located in five states and have an aggregate gross leasable area of approximately 0.5 million square feet. Such properties had an aggregate book value of approximately $19.2 million, net of accumulated depreciation of approximately $3.6 million as of December 31, 2005. The five retail properties and three land parcels were all under contract for sale as of December 31, 2005 and all sales are expected to close by the third quarter of 2006, but in any event no later than December 31, 2006. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income from Discontinued Operations

The following is a summary of income from discontinued operations for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Total revenue
Other discontinued operations	$9,705	$18,438	$26,425
Real estate held for sale	3,641	3,630	3,356
Total revenue	13,346	22,068	29,781
Operating costs
Other discontinued operations	(2,830)	(5,571)	(7,287)
Real estate held for sale	(809)	(854)	(828)
Real estate taxes
Other discontinued operations	(809)	(1,893)	(3,003)
Real estate held for sale	(456)	(453)	(399)
Interest expense
Other discontinued operations	(5)	(183)	(862)
Real estate held for sale	—	—	—
Depreciation and amortization
Other discontinued operations	(1,840)	(2,846)	(3,588)
Real estate held for sale	(564)	(555)	(476)
Provision for doubtful accounts
Other discontinued operations	(373)	(1,741)	(2,042)
Real estate held for sale	(90)	(27)	(115)
General and administrative expenses
Other discontinued operations	(3)	(9)	(9)
Real estate held for sale	—	—	—
Total operating costs	(7,779)	(14,132)	(18,609)
Income from discontinued operations before impairment and gain on sale	5,567	7,936	11,172
Impairment of real estate held for sale	—	(88)	(6,953)
Gain (loss) on sale of other discontinued operations (1)	17,787	(1,139)	4,018
Income from discontinued operations	$23,354	$6,709	$8,237

(1)          For the year ended December 31, 2005, balance includes approximately $4.1 million attributable to the gain on sale of the Company’s ownership interest in BPR West, L.P., a joint venture in which the Company previously held a 50% interest. Balance also includes approximately $3.4 million attributable to the consolidated gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Marketable Securities

The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders’ equity (dollars in thousands):

	December 31, 2005	December 31, 2004
Cost basis	$973	$973
Unrealized holding gains	2,041	2,460
Fair value	$3,014	$3,433

The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2005 and 2004.

7. Mortgages and Notes Receivable

The Company had the following mortgages and notes receivable (dollars in thousands):

	December 31, 2005	December 31, 2004
Leasehold mortgages, interest at 10% to 12%, due 2008 to 2010.	$795	$903
Promissory Note, interest at 8%, due 2005.	—	7,978
Total	$795	$8,881

On September 22, 2004, in connection with the purchase of Factory Merchants Barstow, the purchaser issued a purchase money note to the Company for approximately $8.5 million. The note bore interest at 8% and was due in March 2005. This note was repaid in full as of December 31, 2005.

At December 31, 2005 and 2004, approximately $1.1 million and $0.7 million, respectively, of the other receivables on the accompanying consolidated balance sheet represented interest and dividends receivable.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2005 and 2004 (dollars in thousands).  The Company accounts for these investments using the equity method.

				Company
					Investments in/ Advances to
					Unconsolidated Ventures
					December 31,
	City	State	JV Partner	Percent Ownership	2005	2004
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,663	$6,718
BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$1,221	$1,993
BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$3,615	$3,683
BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$822	N/A
CA New Plan Acquisition Fund, LLC (3)	Various	Various	Major U.S. Pension Fund	10%	$1,409	N/A
CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$849	N/A
CA New Plan Venture Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$3,692	$6,963
Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$33,762	N/A
NP/I&G Institutional Retail Company, LLC (4)	Various	Various	JPMorgan Fleming Asset Management	20%	$41,447	$12,531
NPK Redevelopment I, LLC (1) (5)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$1,000	N/A
Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$1,058	N/A
			Investments in/Advances to Unconsolidated Ventures		$95,538	$31,888

(1)          The Company receives increased participation after a 10% return.

(2)          The Company receives a 10% preferred return on its investment.

(3)          The Company receives increased participation after a 10% IRR.

(4)          The Company receives increased participation after a 12% IRR.

(5)          The Company has committed to contribute an additional $5.0 million to this venture. Percent ownership represents the Company’s ownership interest subsequent to such contribution.

(6)          The Company receives increased participation after a 13% IRR.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands, except footnotes):

	December 31, 2005	December 31, 2004
Condensed Combined Balance Sheets
Cash and cash equivalents	$44,554	$10,848
Receivables	23,981	8,814
Property and equipment, net of accumulated depreciation	2,488,325	501,517
Other assets, net of accumulated amortization	48,145	18,171
Total Assets	$2,605,005	$539,350
Long-term debt	$1,580,749	$364,719
Accrued interest	4,576	1,700
Other liabilities	166,506	8,047
Total liabilities	1,751,831	374,466
Total partners’ capital	853,174	164,884
Total liabilities and partners’ capital	$2,605,005	$539,350
Company’s investments in / advances to unconsolidated ventures	$95,538	$31,888

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Condensed Combined Statements of Income
Rental revenues	$218,688	$59,515	$49,004
Operating expenses	(63,163)	(18,891)	(13,225)
Interest expense	(60,318)	(16,998)	(10,444)
Other expenses, net	(63,280)	(12,118)	(6,705)
Gain on sale of real estate, net	17,005	—-	—-
Net income	$48,932	$11,508	$18,630
Company’s share of net income (1)	$4,045	$1,513	$3,438

(1)          Includes preferred returns of $0.9 million as of December 31, 2003.

The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of December 31, 2005.

•       Arapahoe Crossings, L.P.   The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $48.5 million as of December 31, 2005.

•       BPR Land Partnership, L.P.   The Company has a 50% interest in a joint venture that owns approximately 30.1 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2005.

•       BPR Shopping Center, L.P.   The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $68.6 million as of December 31, 2005.

•       BPR South, L.P.   The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2005.

•       CA New Plan Acquisition Fund, LLC.   The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $4.2 million, of which approximately $1.4 million had been contributed by the Company as of December 31, 2005. The Company anticipates contributing the remaining approximately $2.8 million by the end of 2007. As of December 31, 2005, the joint venture owned three operating retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $33.4 million as of December 31, 2005.

•       CA New Plan Venture Direct Investment Fund, LLC.   The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.4 million. As of December 31, 2005, the Company had not made any such capital contributions, and does not expect that any additional significant capital contributions will be required. The joint venture owned seven retail properties as of December 31, 2005. The joint venture had loans outstanding of approximately $60.8 million as of December 31, 2005.

•       CA New Plan Venture Fund, LLC.   During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold, resulting in the joint venture owning six operating retail properties and one retail property under redevelopment as of December 31, 2005. Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and is responsible for contributing its pro rata share of any capital that might be required by the joint venture, up to a maximum amount of $0.9 million. As of December 31, 2005, the Company had not made any such capital contributions, and does not expect that any additional significant capital contributions will be required. The joint venture had loans outstanding of approximately $57.7 million as of December 31, 2005.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       Galileo America LLC.   The Company has a 5% interest in this joint venture, which interest was acquired in conjunction with the Galileo Transactions (Note 3). Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest. The Company anticipates making additional capital contributions from time to time to maintain its ownership percentage. As of December 31, 2005, this joint venture was comprised of 126 retail assets, and had loans outstanding of approximately $1.2 billion as of December 31, 2005.

•       NP / I&G Institutional Retail Company, LLC.   In November 2003, the Company formed a strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 13 retail properties as of December 31, 2005. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture. The Company initially agreed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets, the Company together with ERP, contributed a disproportionate share of capital to the venture, such that the Company’s total capital investment as of December 31, 2005 was $41.4 million. The Company anticipates the return of its excess contribution, approximately $11.3 million, during the first quarter of 2006. The joint venture had loans outstanding of approximately $275.6 million as of December 31, 2005.

•       NPK Redevelopment I, LLC.   The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, the Company has agreed to contribute $6.0 million, of which $1.0 million had been contributed by the Company as of December 31, 2005. After the contribution of the total committed amount, the Company will have a 20% interest in the venture and be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture. The joint venture had no loans outstanding as of December 31, 2005.

•       Westgate Mall, LLC.   The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture plans to redevelop the mall into a large community shopping center. Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any additional significant capital contributions will be required. The joint venture had loans outstanding of approximately $21.6 million as of December 31, 2005.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	December 31, 2005	December 31, 2004	Amortization Period
In-place lease value, legal fees and leasing commissions, net (Note 3)	$34,454	$31,723	Life of lease
Above market leases acquired, net (Note 3)	3,498	362	Life of lease
Amounts paid for asset management fee stream, net (Note 3)	18,307	—	40 years
Amounts paid for property management rights, net (Note 3)	21,787	—	20 years
Total	$78,046	$32,085

Aggregate amortization expense on these assets for the year ended December 31, 2005 was approximately $0.7 million. The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2006	$6,689
2007	5,510
2008	4,802
2009	4,399
2010	3,885

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt Obligations

As of December 31, 2005 and 2004, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	December 31, 2005	December 31, 2004	Stated Interest Rates		Scheduled Maturity Date
CREDIT AGREEMENTS
Revolving Facility	$350,000	$65,000	$296,000	LIBOR + 65 bp	(1)(2)	June 2007
Secured Term Loan	150,000	150,000	150,000	LIBOR + 85 bp	(1)	June 2007
Total Credit Agreements	$500,000	$215,000	$446,000
MORTGAGES PAYABLE
Fixed Rate Mortgages (3)		$395,486	$506,367	6.670% - 9.625%		2006 - 2028
Variable Rate Mortgages		24,296	24,755	Variable	(4)	2006- 2011
Total Mortgages		419,782	531,122
Net unamortized premium		13,871	20,400
Total Mortgages, net		$433,653	$551,522
NOTES PAYABLE
7.75% unsecured notes		$—-	$100,000	7.750%		N/A
7.35% unsecured notes		30,000	30,000	7.350%		June 2007
5.88% unsecured notes (5)		—	250,000	5.875%		N/A
7.40% unsecured notes		150,000	150,000	7.400%		September 2009
4.50% unsecured notes (6)		150,000	150,000	4.500%		February 2011
5.13% unsecured notes		125,000	—	5.125%		September 2012
5.50% unsecured notes		50,000	50,000	5.500%		November 2013
5.30% unsecured notes		100,000	—	5.300%		January 2015
5.25% unsecured notes		125,000	—	5.250%		September 2015
3.75% unsecured notes (7)		115,000	115,000	3.750%		June 2023
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029
Total Notes		975,000	975,000
Net unamortized discount		(4,822)	(4,723)
Impact of pay-floating swap agreements		(1,831)	286
Total Notes, net		$968,347	$970,563
CAPITAL LEASES		$27,881	$28,234	7.500%		June 2031
TOTAL DEBT		$1,644,881	$1,996,319

(1)           The Company incurs interest using the 30-day LIBOR rate, which was 4.31% as of December 31, 2005. The interest rate on this facility adjusts based on the Company’s credit rating.

(2)           The Company also incurs an annual facility fee of 20 basis points on this facility.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)           The Company repaid approximately $100.6 million of fixed rate mortgages with a portion of the proceeds generated from the Galileo Transactions.

(4)           As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 4.31% as of December 31, 2005, plus spreads ranging from 65 to 85 basis points, or the Moody’s A Corporate Bond Index, which was 5.26% as of December 31, 2005, plus spreads ranging from 12.5 to 37.5 basis points.

(5)           The Company repaid these notes in full with the proceeds from the September 2005 debt offering described below.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2005, these coverage ratios and debt covenants, as amended, included:

•       net operating income of unencumbered assets to interest on unsecured debt ratio of at least 2:1

•       EBITDA (as defined in the applicable agreement) to fixed charges ratio of at least 1.75:1

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2005, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2006	$30,855
2007	279,553
2008	173,635
2009	163,424
2010	65,099
Thereafter	925,097
Total debt maturities	1,637,663
Net unamortized premiums on mortgages	13,871
Net unamortized discount on notes	(4,822)
Fair value adjustment on pay-floating swap agreements	(1,831)
Total debt obligations	$1,644,881

11. Other Liabilities

Other liabilities are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Property and other taxes payable	$29,442	$30,685
Interest payable	19,324	15,596
Accrued professional and personnel costs	18,776	13,202
Accrued construction costs	10,673	10,356
Below market leases, net	10,575	—
Swap contracts	—	8,495
Accounts payable	6,532	6,901
Deferred rent expense and rents received in advance	5,221	4,870
Amounts due seller of property	3,846	2,541
Accrued acquisition / disposition costs	6,804	1,916
Accrued insurance	6,087	996
Other	10,089	9,711
Total	$127,369	$105,269

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2005 (dollars in thousands). The notional amounts at December 31, 2005 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(1,266)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(565)
					$(1,831)

As of December 31, 2005, the reverse arrears swap debt of approximately $1.8 million was reported as a component of the notes payable to which it was assigned. As of December 31, 2005, there were approximately $10.2 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps.

Over time, the unrealized gains and losses held in OCI (Note 17) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Approximately $1.4 million of expense, net, is expected to be amortized over the next 12 months. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

13. Minority Interest in Consolidated Partnership and Joint Ventures

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company at certain exchange ratios), cash and the assumption of mortgage indebtedness. On September 27, 2005, in conjunction with the payment of a special cash distribution to the Company’s

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stockholders of $3.00 per common share (see Note 14), certain unitholders received a corresponding special cash distribution of $3.00 per unit, which special cash distributions aggregated approximately $4.4 million. Unitholders who were not entitled to receive the special cash distribution received an adjustment to their exchange ratio, which adjustment accounts for the payment of the special cash distribution. After such adjustments, exchange ratios currently range from 1.0 to 1.6. ERP unit information is summarized as follows:

	Total Units		Company Units		Limited Partner Units
Outstanding at December 31, 2003	5,565,066		3,432,065		2,133,001
Issued	1,150,500		293,294		857,206	(1)
Redeemed	—		1,383,856	(2)	(1,383,856)	(2)
Outstanding at December 31, 2004	6,715,566		5,109,215		1,606,351
Issued	1,167,922	(3)	—		1,167,922	(3)
Redeemed	—		—		—
Outstanding at December 31, 2005	7,883,488		5,109,215		2,774,273

(1)          Represents limited partnership units issued in connection with the Company’s acquisitions of (1) New Britain Village Square (487,949 limited partnership units) and (2) Marketplace (369,257 limited partnership units) (Note 3).

(2)          Represents the redemption of limited partnership units for shares of common stock of the Company.

(3)          Represents limited partnership units issued in connection with the Company’s acquisition of  (1) Hillcrest Shopping Center (612,763 limited partnership units) and (2) a partial interest in two properties currently held in NP/I&G  Institutional Retail Company, LLC, one of the Company’s joint ventures (555,159 limited partnership units).

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Years Ended December 31,
	2005	2004	2003
Basic EPS
Numerator:
Income from continuing operations and gain on sale of real estate	$282,970	$127,231	$120,784
Preferred dividends	(21,888)	(21,470)	(21,170)
Premium on redemption of preferred stock	—	—	(630)
Net income available to common shares from continuing operations—basic	261,082	105,761	98,984
Net income available to common shares from discontinued operations—basic	23,354	6,709	8,237
Net income available to common shares—basic	$284,436	$112,470	$107,221
Denominator:
Weighted average of common shares outstanding	103,393	100,894	97,318
Earnings per share—continuing operations	$2.53	$1.04	$1.02
Earnings per share—discontinued operations	0.22	0.07	0.08
Basic earnings per common share	$2.75	$1.11	$1.10
Diluted EPS
Numerator:
Income from continuing operations	$282,970	$127,231	$120,784
Preferred dividends	(21,888)	(21,470)	(21,170)
Premium on redemption of preferred stock	—	—	(630)
Minority interest in consolidated partnership	5,070	796	1,555
Net income available to common shares from continuing operations—diluted	266,152	106,557	100,539
Net income available to common shares from discontinued operations—diluted	23,354	6,709	8,237
Net income available to common shares—diluted	$289,506	$113,266	$108,776
Denominator:
Weighted average of common shares outstanding—basic	103,393	100,894	97,318
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	2,337	1,394	2,178
Common stock options	1,003	1,057	773
Convertible debt	35	—	—
Restricted stock	66	—	—
Weighted average of common shares outstanding—diluted	106,834	103,345	100,269
Earnings per share—continuing operations	$2.49	$1.03	$1.00
Earnings per share—discontinued operations	0.22	0.07	0.08
Diluted earnings per common share	$2.71	$1.10	$1.08

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note—For the years ended December 31, 2004 and 2003 there were approximately 0.6 million and 0.5 million stock options, respectively, that were anti-dilutive.

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

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 2005, approximately 2,150,000 shares have been repurchased and retired at an average purchase price of $15.30 per share. No shares were repurchased in 2005, 2004 or 2003.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred E Shares”).

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter. Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable. For the year ended December 31, 2005, the Company recorded total, non-cash increases of approximately $0.8 million. The Company expects to continue recognizing additional quarterly non-cash charges through 2012 with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized in 2005.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Based Compensation

Stock Options

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company. Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000. These prior outstanding option grants are now incorporated under the active stock option plan. The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company. The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant. The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee. As of December 31, 2005, approximately 2.9 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan. The stock options outstanding under the 2003 Plan, at December 31, 2005, had exercise prices from $11.35 to $23.85 and a weighted average remaining contractual life of approximately seven years. The total amount of option shares exercisable under the 2003 Plan, at December 31, 2005, was approximately 1.8 million.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information concerning outstanding and exercisable options as of December 31, 2005, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	754,970	4.1 years	$11.35	754,970	$11.35
$12.23	16,942	4.4 years	$12.23	16,942	$12.23
$12.40	63,254	4.7 years	$12.40	63,254	$12.40
$13.71	408,624	5.2 years	$13.71	218,284	$13.71
$15.15	18,071	5.4 years	$15.15	18,071	$15.15
$16.97	510,152	7.2 years	$16.97	73,194	$16.97
$17.41	28,234	6.4 years	$17.41	28,234	$17.41
$17.60	154,141	3.4 years	$17.60	153,562	$17.60
$17.70	774,754	6.3 years	$17.70	197,549	$17.70
$17.77	18,351	3.4 years	$17.77	18,351	$17.77
$17.82	18,952	2.8 years	$17.82	18,952	$17.82
$18.45	39,530	7.4 years	$18.45	39,530	$18.45
$21.08	42,072	8.4 years	$21.08	42,072	$21.08
$22.75	605,974	9.2 years	$22.75	—	$22.75
$23.11	614,578	8.2 years	$23.11	122,914	$23.11
$23.85	44,614	9.4 years	$23.85	44,614	$23.85
Total	4,113,213	6.7 years	$17.59	1,810,493	$14.69

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	5,179,840	$18.41
Granted	684,999	$19.25
Exercised	(742,697)	$18.58
Forfeited	(817,544)	$19.46
Outstanding at December 31, 2003	4,304,598	$18.33
Granted	669,750	$25.97
Exercised	(951,822)	$20.98
Forfeited	(217,402)	$22.53
Outstanding at December 31, 2004	3,805,124	$18.85
Granted	596,200	$25.77
Adjustment to outstanding grants due to payment of Special Dividend	480,387	$17.53
Exercised	(486,503)	$17.85
Forfeited	(281,995)	$21.68
Outstanding at December 31, 2005	4,113,213	$17.59
Options exercisable at December 31, 2005	1,810,493	$14.69
Options exercisable at December 31, 2004	1,163,867	$16.82
Options exercisable at December 31, 2003	1,502,520	$20.12

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123 (“SFAS No. 148”). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for the first interim period beginning after December 15, 2002. Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of FAS 123 to all employee stock awards granted, modified or settled after January 1, 2003. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Company.

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the years ending December 31, 2004 and 2003 under the Company’s stock option

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans for the granting of stock options made prior to December 31, 2002. Beginning in August 2005, and as a result of the amendments to the stock options discussed above, all previously stock-based compensation previously accounted for under Opinion 25 was revalued under the fair value methods of SFAS No. 123. Accordingly, this compensation cost was recognized in months subsequent to August 2005.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$306,324	$133,940	$129,021
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(346)	(1,240)	(1,963)
Pro forma net income	$305,978	$132,700	$127,058
Earnings per share:
Basic—as reported	$2.75	$1.11	$1.10
Basic—pro forma	$2.75	$1.10	$1.08
Earnings per share:
Diluted—as reported	$2.71	$1.10	$1.08
Diluted—pro forma	$2.71	$1.08	$1.07

Stock Awards

During the year ended December 31, 2005, the Company granted 59,250 restricted shares of common stock to certain employees. Of these shares, 29,760 will vest proportionately over five years, commencing on the first anniversary date of the initial grant. The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance criteria established each year by the Company’s executive compensation and stock option committee.

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

During the years ended December 31, 2005 and 2004, the Company also granted 7,047 and 5,310 shares of common stock, respectively, to members of its Board of Directors. These shares vested immediately upon grant. For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date. Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 15, 2005, the Company entered into a new employment agreement with Glenn Rufrano, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Rufrano may receive an award of common stock in the event that over either a four or five year performance period either of two specified performance criteria are achieved. The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $6.0 million. The compensation expense of approximately $2.2 million associated with this award will be recognized ratably over the service period.

Dividends Paid and Payable (in thousands):

Dividends declared in 2003, paid in 2003	$136,316
Dividends declared in 2003, paid in 2004	45,696
Dividends declared in 2004, paid in 2004 (1)	140,729
Dividends declared in 2004, paid in 2005 (1)	47,699
Dividends declared in 2005, paid in 2005 (1) (2)	444,353
Dividends declared in 2005, payable in 2006 (1)	37,826

(1)           Amount does not include the quarterly non-cash adjustments to account for the Preferred D dividend “step-up” discussed in the Preferred Stock section above.

(2)           Amount includes the Special Dividend.

Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. For the year ended December 31, 2005, approximately 27.2%, 71.9% and 0.9% of total distributions were characterized as ordinary income, capital gain and return of capital, respectively.

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan. The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation. Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee. The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit. As of December 31, 2005, the assets under the plan, which are reflected in Prepaid

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $1.6 million. Expenses for the years ended December 31, 2005 and 2004 were immaterial.

15. Fair Value of Financial Instruments

The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2005 and 2004, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2005 and 2004 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable	$795	$845	$8,881	$9,187
Mortgages payable	433,653	436,463	551,522	530,917
Notes payable	968,347	998,872	970,563	1,000,776
Credit Agreements	215,000	215,505	446,000	436,384

16. Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company has increased its previously taken reserve by an additional $2.5 million, for an aggregate reserve of approximately $4.8 million as of December 31, 2005. Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of December 31, 2005, none of which the Company believes will have a material adverse affect on the Company’s operations:

•       Letters of Credit.   The Company has arranged for the provision of six separate letters of credit in connection with certain property related matters. If these letters of credit are drawn, the Company

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2005, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $4.6 million.

•       Non-Recourse Debt Guarantees.   Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2005, the Company had mortgage loans outstanding of approximately $419.8 million and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.7 billion. In addition, from time to time, the Company will guarantee certain construction and other obligations relative to certain joint venture development projects. The Company does not expect its obligations under such guarantees will be material.

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

Year
2006	$2,647
2007	3,131
2008	2,798
2009	2,725
2010	2,671
Thereafter	38,929

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the properties did not create a material environmental condition not known to the Company or that a material environmental condition does not otherwise exist with respect to any of the Company’s properties.

17. Comprehensive Income

Total comprehensive income was $303.3 million, $126.1 million and $132.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of December 31, 2005 and 2004, accumulated other comprehensive loss reflected in the Company’s stockholders’ equity on the consolidated balance sheets was comprised of the following (in thousands):

	As of December 31,
	2005	2004
Realized/unrealized gains on available-for-sale securities	$2,040	$2,460
Unrealized gains on deferred compensation	39	—
Realized gains on interest risk hedges	1,751	1,973
Realized losses on interest risk hedges	(11,904)	(969)
Unrealized losses on interest risk hedges	—-	(8,495)
Accumulated other comprehensive loss	$(8,074)	$(5,031)

18. Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2005 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2006	$415,276
2007	363,922
2008	310,799
2009	258,758
2010	209,843
Thereafter	916,987

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $109.7 million, $107.7 million and $110.3 million, respectively.

19. Retirement Plan

The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2005, 2004 and 2003, the Company’s expense for the Savings Plan was approximately $0.6 million, $0.5 million and $0.5 million, respectively.

20. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income	Net Income Per Share—Basic	Net Income Per Share—Diluted
Year Ended December 31, 2005:
First quarter	$128,024	$38,687	$0.32	$0.32
Second quarter	131,145	40,697	0.34	0.33
Third quarter	115,484	196,045	1.84	1.82
Fourth quarter	113,040	30,895	0.24	0.24
Year Ended December 31, 2004:
First quarter	$121,677	$37,397	$0.32	$0.32
Second quarter	119,175	32,916	0.28	0.27
Third quarter	120,280	29,441	0.24	0.23
Fourth quarter	124,910	34,186	0.28	0.27
Year Ended December 31, 2003:
First quarter	$116,434	$35,189	$0.31	$0.31
Second quarter	116,091	32,528	0.27	0.27
Third quarter	114,376	31,711	0.27	0.27
Fourth quarter	115,504	29,593	0.25	0.24

(1)           Amounts have been adjusted to give effect to the Company’s discontinued operations, in accordance with SFAS No. 144.

21. Subsequent Events

On February 2, 2006, the Company formed a second strategic joint venture with JPMorgan Fleming Asset Management to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture, which is called NP/I&G Institutional Retail Company II, LLC, has a total equity commitment of $150.0 million based on a 20 percent / 80 percent contribution split between the Company and a fund advised by JPMorgan Fleming Asset Management, respectively. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture, up to a maximum of $30.0 million. As the managing member, the Company will be responsible for initiating acquisitions, as well as providing property management and leasing services.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$24,239	$7,407	$4,106	$27,540
Year ended December 31, 2004	$16,950	$7,642	$353	$24,239
Year ended December 31, 2003	$15,307	$2,385	$742	$16,950

	Balance at	Additions	Deductions	Balance at
	Beginning of Period	Charged to Expense	Written Off	End of Period
Reserve for straight-line rents:
Year ended December 31, 2005	$3,548	$(635)	$(1,321)	$1,592
Year ended December 31, 2004	$5,445	$(22)	$(1,875)	$3,548
Year ended December 31, 2003	$5,130	$1,093	$(778)	$5,445

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Retail
Cloverdale Village
Florence, AL		634,152	2,536,606	29,932	634,152	2,566,538	3,200,689	(722,173)	1986	Oct-94	40 years
Riverview Plaza
Gadsden, AL	(4,320,643)	2,072,169	8,286,847	91,626	2,072,169	8,378,473	10,450,642	(1,515,754)	2005	Oct-95	40 years
Grants Mill Station
Irondale, AL		2,888,819	11,555,308	161,432	2,888,819	11,716,740	14,605,559	(2,137,240)	1991	Jul-98	40 years
Kroger
Muscle Shoals, AL		102,822	396,597		102,822	396,597	499,419	(72,351)	1982	Aug-93	40 years
Kroger
Muscle Shoals, AL		429,999	1,659,638		429,999	1,659,638	2,089,637	(302,759)	1982	Aug-93	40 years
Kroger
Scottsboro, AL		369,815	1,427,451		369,815	1,427,451	1,797,266	(260,393)	1982	Aug-93	40 years
Payton Park
Sylacauga, AL		3,584,697	14,339,021	54,600	3,584,697	14,393,621	17,978,318	(2,626,505)	1995	Jul-98	40 years
Mad Butcher
Pine Bluff, AR		490,287	1,892,538	43,957	490,287	1,936,496	2,426,783	(349,984)	1981	Aug-93	40 years
Broadway Mesa
Mesa, AZ		1,147,194	4,588,778	438,053	1,147,194	5,026,830	6,174,025	(984,906)	1985	Dec-90	40 years
Metro Marketplace
Phoenix, AZ		5,098,702	20,521,995	206,193	5,098,702	20,728,189	25,826,891	(4,064,315)	2001	Jun-91	40 years
Northmall Centre
Tucson, AZ		4,762,481	12,630,121	158,180	4,762,481	12,788,301	17,550,782	(2,582,226)	1996	Dec-96	40 years
Bakersfield Plaza
Bakersfield, CA		(28,534)	27,597,943	198,031	(28,534)	27,795,974	27,767,441	(4,876,874)	1990	Jun-97	40 years
Burbank Plaza
Burbank, CA		1,153,334	4,613,209	46,011	1,153,334	4,659,220	5,812,554	(957,141)	1988	May-89	40 years
Carmen Plaza
Camarillo, CA		1,872,708	7,491,044	786,038	1,872,708	8,277,082	10,149,790	(1,917,187)	2000	Jun-97	40 years
Cudahy Plaza
Cudahy, CA			10,019,146	165,187		10,184,333	10,184,333	(1,765,342)	1994	Jun-97	40 years
Arbor Faire
Fresno, CA		4,378,813	17,624,497	517,204	4,378,813	18,141,701	22,520,514	(3,224,731)	1993	Apr-97	40 years
Broadway Faire
Fresno, CA		2,795,383	11,181,648	20,640	2,795,383	11,202,288	13,997,671	(2,022,362)	1995	Apr-97	40 years
Briggsmore Plaza
Modesto, CA	(725)	1,663,885	6,653,828	245,913	1,663,885	6,899,741	8,563,626	(1,303,884)	1998	Jun-97	40 years
Montebello Plaza
Montebello, CA	(1,791,232)	5,808,350	23,231,144	283,310	5,808,350	23,514,454	29,322,803	(4,615,934)	1996	Jun-97	40 years
Metro 580
Pleasanton, CA		5,876,389	23,651,921	2,485,628	5,876,389	26,137,549	32,013,938	(4,450,286)	2004	Sep-97	40 years
Rose Pavilion
Pleasanton, CA		11,389,328	45,840,252	463,352	11,389,328	46,303,604	57,692,931	(8,538,777)	2005	Feb-98	40 years
Bristol Plaza
Santa Ana, CA			15,222,022	4,726,406		19,948,428	19,948,428	(2,818,482)	2003	Jun-97	40 years
Arvada Plaza
Arvada, CO	(2,156,402)	1,214,994	3,820,483		1,214,994	3,820,483	5,035,478	(289,884)	1994	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Superior Marketplace
Superior, CO		23,433,974	15,637,888	15,073,329	23,433,974	30,711,217	54,145,191	(1,651,674)	2004	Jul-02	40 years
Doverama at Rodney
Dover, DE		50,755	311,781		50,755	311,781	362,536	(133,470)	1959	Jan-69	40 years
Brooksville Square
Brooksville, FL		1,503,243	7,874,334	262,976	1,503,243	8,137,309	9,640,553	(2,098,212)	2005	Mar-94	40 years
Clearwater Mall
Clearwater, FL		9,524,335	30,919,809		9,524,335	30,919,809	40,444,144	(1,539,452)	2003	Jan-04	40 years
Coconut Creek
Coconut Creek, FL		16,222,504	9,021,223	28,750	16,222,504	9,049,973	25,272,477	(1,134,833)	2005	Mar-02	40 years
Northgate S.C.
DeLand, FL	(5,764,174)	2,957,640	11,830,664	147,061	2,957,640	11,977,725	14,935,365	(2,159,808)	1993	Jun-93	40 years
Sun Plaza
Ft. Walton Beach, FL	(9,639,446)	3,356,305	10,571,344	2,820,181	3,356,305	13,391,525	16,747,830	(832,445)	2004	Dec-02	40 years
Holly Hill Shopping Center
Holly Hill, FL		1,597,073	4,791,219	181,797	1,597,073	4,973,015	6,570,088	(384,865)	1998	Dec-02	40 years
Regency Park
Jacksonville, FL		3,888,425	15,553,501	1,862,090	3,888,425	17,415,591	21,304,016	(3,563,834)	2005	Jun-97	40 years
The Shoppes at Southside
Jacksonville, FL		5,040,765	19,591,340	9,914	5,040,765	19,601,254	24,642,020	(572,164)	2004	Dec-04	40 years
Plaza 66
Kenneth City, FL		1,618,156	4,854,469	9,800	1,618,156	4,864,269	6,482,425	(368,705)	1995	Dec-02	40 years
Leesburg Square
Leesburg, FL		1,051,639	4,206,554	169,987	1,051,639	4,376,541	5,428,180	(833,227)	1986	Dec-92	40 years
The Mall at 163rd Street
Miami, FL		5,275,704	4,863,782	145,839	5,275,704	5,009,621	10,285,325	(451,750)	2005	Dec-98	40 years
Miami Gardens
Miami, FL		5,418,459	22,098,501	114,944	5,418,459	22,213,445	27,631,904	(4,007,205)	1996	Oct-97	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Freedom Square
Naples, FL		3,340,254	13,361,049	39,778	3,340,254	13,400,827	16,741,080	(2,463,320)	1995	Oct-97	40 years
Southgate
New Port Richey, FL		4,253,341	3,981,290	6,924,252	4,253,341	10,905,542	15,158,883	(1,129,837)	2004	Aug-97	40 years
Presidential Plaza
North Lauderdale, FL		1,750,441	3,269,390	306,463	1,750,441	3,575,854	5,326,294	(814,708)	2005	Apr-97	40 years
Colonial Marketplace
Orlando, FL		3,426,817	3,504,446	1,111,120	3,426,817	4,615,566	8,042,383	(789,571)	2005	Apr-98	40 years
Silver Hills
Orlando, FL	*	1,487,419	2,176,903		1,487,419	2,176,903	3,664,321	(307,538)	1985	Mar-02	40 years
23rd Street Station
Panama City, FL		1,849,668	7,398,843	205,413	1,849,668	7,604,256	9,453,924	(1,412,165)	1995	Jul-98	40 years
Pensacola Square
Pensacola, FL		3,536,164	10,608,491	470,096	3,536,164	11,078,587	14,614,751	(787,447)	1995	Dec-02	40 years
Seminole Plaza
Seminole, FL		2,033,780	2,204,597	121,098	2,033,780	2,325,695	4,359,475	(725,776)	1995	Jun-98	40 years
Eagles Park
St. Petersburg, FL		2,804,604	5,527,812	26,591	2,804,604	5,554,403	8,359,007	(630,627)	1986	Mar-02	40 years
Rutland Plaza
St. Petersburg, FL		1,443,294	5,773,175	1,125,273	1,443,294	6,898,448	8,341,742	(1,561,939)	2002	Nov-96	40 years
Skyway Plaza
St. Petersburg, FL	(3,652,867)	1,859,960	5,579,881	70,677	1,859,960	5,650,558	7,510,519	(479,906)	2002	Dec-02	40 years
Downtown Publix
Stuart, FL		5,431,541	5,906,376	190,182	5,431,541	6,096,557	11,528,098	(742,150)	2000	Mar-02	40 years
Tarpon Mall
Tarpon Springs, FL		2,628,079	7,884,238	2,441,493	2,628,079	10,325,731	12,953,810	(625,844)	2003	Dec-02	40 years
Northeast Plaza
Atlanta, GA		5,577,118	16,731,354	4,431,616	5,577,118	21,162,970	26,740,088	(1,377,045)	2004	Dec-02	40 years
Southgate Plaza
Albany, GA		231,517	970,811	465,330	231,517	1,436,141	1,667,657	(604,731)	1969	Jul-90	40 years
North Leg Plaza
Augusta, GA		1,070,957	3,310,551	158,054	1,070,957	3,468,605	4,539,561	(259,377)	1997	Dec-02	40 years
Sweetwater Village
Austell, GA		707,938	2,831,750	139,937	707,938	2,971,687	3,679,624	(821,894)	1985	Oct-94	40 years
Cedar Plaza
Cedartown, GA		905,977	3,713,207	141,876	905,977	3,855,082	4,761,059	(1,073,767)	1994	Oct-94	40 years
Covered Bridge
Clayton, GA	(2,637,646)	937,028	2,811,085	166,235	937,028	2,977,319	3,914,348	(224,763)	2001	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Southgate Plaza
Cordele, GA		202,682	958,998	256,400	202,682	1,215,398	1,418,080	(459,412)	1969	Jul-90	40 years
Habersham Crossing
Cornelia, GA	(3,572,052)	1,644,936	6,580,461	94,303	1,644,936	6,674,763	8,319,699	(1,259,926)	1990	Mar-96	40 years
Habersham Village
Cornelia, GA		1,301,643	4,340,422	263,991	1,301,643	4,604,413	5,906,057	(2,071,653)	1985	May-92	40 years
Covington Gallery
Covington, GA		2,494,987	9,979,830	395,926	2,494,987	10,375,756	12,870,742	(1,852,889)	1991	Dec-93	40 years
Midway Village
Douglasville, GA		1,553,580	2,887,506	151,181	1,553,580	3,038,687	4,592,267	(648,490)	1989	May-97	40 years
Westgate
Dublin, GA		1,406,062	3,617,277	2,385,427	1,406,062	6,002,705	7,408,767	(1,756,727)	2004	Jul-90	40 years
Mableton Walk
Mableton, GA		2,136,994	8,925,135	33,827	2,136,994	8,958,962	11,095,957	(212,304)	1994	Jun-05	40 years
Marshalls at Eastlake
Marietta, GA		1,710,517	2,074,698	73,271	1,710,517	2,147,969	3,858,486	(415,708)	1982	Oct-98	40 years
New Chastain Corners
Marietta, GA		2,457,446	5,741,641	483,966	2,457,446	6,225,607	8,683,054	(1,350,134)	2004	Jul-97	40 years
Pavilions at Eastlake
Marietta, GA		2,812,000	11,249,970	429,192	2,812,000	11,679,162	14,491,162	(2,100,797)	1996	Mar-99	40 years
Village at Southlake
Morrow, GA		1,733,198	3,017,677	59,562	1,733,198	3,077,239	4,810,437	(679,552)	1983	Apr-98	40 years
Merchants Crossing
Newnan, GA	(5,295,952)	2,077,145	6,231,434	1,498	2,077,145	6,232,933	8,310,077	(472,709)	2005	Dec-02	40 years
Creekwood Shopping Center
Rex, GA		1,160,203	3,482,609	137,211	1,160,203	3,619,820	4,780,022	(755,623)	1990	May-97	40 years
Shops of Riverdale
Riverdale, GA		1,523,058	1,271,713	27,913	1,523,058	1,299,626	2,822,683	(246,705)	1995	Feb-96	40 years
Eisenhower Square
Savannah, GA		1,029,500	4,117,700	450,171	1,029,500	4,567,871	5,597,371	(1,083,259)	1997	Jul-97	40 years
Victory Square
Savannah, GA		1,430,701	5,392,846	247,677	1,430,701	5,640,523	7,071,224	(1,859,823)	2005	Jul-92	40 years
University Commons
Statesboro, GA		1,312,739	5,250,755	15,450	1,312,739	5,266,205	6,578,944	(945,642)	1994	Jul-96	40 years
Stockbridge Village
Stockbridge, GA		4,331,759	17,800,000	906,677	4,331,759	18,706,677	23,038,436	(1,005,300)	1991	Apr-04	40 years
Tift-Town
Tifton, GA		271,444	1,325,238	579,076	271,444	1,904,315	2,175,758	(731,522)	1965	Jul-90	40 years
Westgate
Tifton, GA		156,269	304,704	5,661	156,269	310,365	466,635	(126,610)	1980	Jul-90	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on which
		Initial Costs to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Kmart
Atlantic, IA		293,138	1,134,513		293,138	1,134,513	1,427,652	(206,801)	1980	Jan-94	40 years
Haymarket Mall
Des Moines, IA		1,230,252	5,031,799	1,502,471	1,230,252	6,534,270	7,764,521	(2,045,311)	2002	May-95	40 years
Annex of Arlington
Arlington Heights, IL	(20,434,598)	8,771,289	21,291,295	142,425	8,771,289	21,433,720	30,205,009	(925,632)	1999	Aug-04	40 years
Festival Center
Bradley, IL	(2,674,120)	912,590	2,737,771	11,999	912,590	2,749,770	3,662,360	(209,665)	2005	Dec-02	40 years
Southfield Plaza
Bridgeview, IL		3,188,496	3,897,167	2,597,774	3,188,496	6,494,941	9,683,437	(4,765,616)	2005	Dec-96	40 years
Pershing Plaza
Decatur, IL		750,298	2,250,894	10,345	750,298	2,261,239	3,011,537	(171,310)	1986	Dec-02	40 years
Elk Grove Town Center
Elk Grove Village, IL	(14,500,000)	8,063,593	11,704,159	1,440	8,063,593	11,705,599	19,769,192	(635,613)	1998	Jan-04	40 years
Freeport Plaza
Freeport, IL		1,383,601	4,150,804	134,679	1,383,601	4,285,483	5,669,085	(314,100)	2000	Dec-02	40 years
Westridge Court
Naperville, IL		9,843,696	39,373,783	2,147,994	9,843,696	41,521,777	51,365,473	(9,664,988)	2002	Jul-97	40 years
Olympia Corners
Olympia Fields, IL	(5,177,358)	2,010,324	6,030,973	203,894	2,010,324	6,234,867	8,245,191	(509,477)	1988	Dec-02	40 years
Tinley Park Plaza
Tinley Park, IL		2,607,702	10,430,808	5,622,699	2,607,702	16,053,507	18,661,208	(3,258,692)	2005	Sep-95	40 years
Columbus Center
Columbus, IN		599,158	1,952,355	6,736,428	599,158	8,688,783	9,287,941	(2,640,983)	2005	Dec-88	40 years
Elkhart Plaza West
Elkhart, IN		1,864,321	5,592,962	25,078	1,864,321	5,618,040	7,482,361	(407,303)	1997	Dec-02	40 years
Elkhart Market Centre
Goshen, IN	(12,716,798)	5,528,742	16,586,227	859,219	5,528,742	17,445,446	22,974,188	(1,212,944)	1994	Dec-02	40 years
Valley View Plaza
Marion, IN		684,867	2,739,492	84,197	684,867	2,823,689	3,508,556	(529,159)	1997	Mar-94	40 years
Town Fair
Princeton, IN		1,104,876	3,759,503	134,196	1,104,876	3,893,699	4,998,575	(1,246,649)	1991	Feb-93	40 years
Knox Plaza
Vincennes, IN		411,877	1,235,631		411,877	1,235,631	1,647,508	(95,661)	1989	Dec-02	40 years
Wabash Crossing
Wabash, IN		1,599,488	6,470,511	57,496	1,599,488	6,528,008	8,127,495	(1,964,522)	1988	Dec-93	40 years
Florence Square
Florence, KY	(15,799,942)	8,208,760	24,459,784	73,769	8,208,760	24,533,553	32,742,313	(1,320,183)	2000	Mar-04	40 years
Florence Plaza
Florence, KY		2,524,185	7,572,556	373,624	2,524,185	7,946,180	10,470,365	(629,644)	1985	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on which
		Initial Costs to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Highland Commons
Glasgow, KY	(3,631,941)	1,500,300	6,862,680	124,738	1,500,300	6,987,418	8,487,719	(1,367,889)	1992	Mar-93	40 years
J*Town Center
Jeffersontown, KY		1,331,074	4,121,997	578,023	1,331,074	4,700,021	6,031,095	(2,240,647)	2005	Oct-88	40 years
Mist Lake Plaza
Lexington, KY		4,075,659	16,405,956	264,819	4,075,659	16,670,775	20,746,434	(3,023,519)	1993	Jul-98	40 years
Eastgate Shopping Center
Louisville, KY		1,945,679	7,792,717	419,489	1,945,679	8,212,206	10,157,885	(3,091,666)	2002	Nov-93	40 years
Picadilly Square
Louisville, KY		337,670	1,588,409	515,664	337,670	2,104,073	2,441,743	(1,094,344)	2005	Apr-89	40 years
Towne Square North
Owensboro, KY		2,277,220	6,831,659	243,716	2,277,220	7,075,375	9,352,595	(547,149)	1988	Dec-02	40 years
Lexington Road Plaza
Versailles, KY	(6,623,494)	2,856,229	11,425,027	145,926	2,856,229	11,570,953	14,427,182	(2,117,037)	1994	Apr-94	40 years
Iberia Plaza
New Iberia, LA		1,295,361	3,730,569	221,384	1,295,361	3,951,953	5,247,314	(389,814)	1992	Mar-02	40 years
Lagniappe Village
New Iberia, LA		3,122,914	12,491,850	357,150	3,122,914	12,849,000	15,971,915	(2,769,502)	1990	Jul-98	40 years
Points West
Brockton, MA		1,846,851	5,540,554	267,334	1,846,851	5,807,888	7,654,739	(449,759)	2005	Dec-02	40 years
Holyoke Shopping Center
Holyoke, MA		2,979,803	8,509,322	182,023	2,979,803	8,691,345	11,671,148	(694,999)	2000	Dec-02	40 years
Liberty Plaza
Randallstown, MD		531,786	5,848,620	767,002	531,786	6,615,622	7,147,407	(2,351,407)	2005	May-95	40 years
Rising Sun Towne Centre
Rising Sun, MD		1,161,300	4,389,359	157,582	1,161,300	4,546,941	5,708,241	(774,597)	2005	Jun-99	40 years
Maple Village
Ann Arbor, MI		1,622,732	7,501,205	1,357,844	1,622,732	8,859,050	10,481,782	(3,496,511)	2000	Oct-94	40 years
Grand Crossing
Brighton, MI		1,709,627	5,128,881	40,721	1,709,627	5,169,602	6,879,229	(393,172)	2005	Jan-03	40 years
Farmington Crossroads
Farmington, MI		1,092,200	4,368,800	254,771	1,092,200	4,623,571	5,715,771	(1,178,513)	1986	Dec-95	40 years
Silver Lake
Fenton, MI		2,397,852	7,193,555	15,294	2,397,852	7,208,849	9,606,701	(538,996)	1996	Jan-03	40 years
Silver Pointe Shopping Center
Fenton, MI	(7,456,994)	2,200,544	8,228,408	31,700	2,200,544	8,260,108	10,460,652	(264,916)	1996	Nov-04	40 years
Fremont
Fremont, MI		405,901	1,217,703	11,350	405,901	1,229,053	1,634,954	(93,637)	1995	Jan-03	40 years
Cascade East
Grand Rapids, MI		1,826,689	5,480,068	104,668	1,826,689	5,584,736	7,411,425	(419,752)	1983	Jan-03	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Kentwood
Kentwood, MI		1,191,795	3,786,382	89,738	1,191,795	3,876,120	5,067,915	(293,438)	1987	Jan-03	40 years
Hampton Village Centre
Rochester Hills, MI	(28,751,181)	7,209,596	34,541,500	4,281,878	7,209,596	38,823,378	46,032,974	(9,259,417)	2004	Dec-95	40 years
Hall Road Crossing
Shelby Township, MI		2,595,500	10,382,000	1,118,620	2,595,500	11,500,620	14,096,120	(3,156,617)	1999	Dec-95	40 years
Southfield Shopping Center
Southfield, MI		2,052,995	8,056,980	381,043	2,052,995	8,438,023	10,491,018	(1,723,286)	2002	Feb-98	40 years
18 Mile & Ryan
Sterling Heights, MI		2,852,408	8,557,223		2,852,408	8,557,223	11,409,630	(640,717)	1997	Jan-03	40 years
Delco Plaza
Sterling Heights, MI		1,277,504	5,109,367	210,917	1,277,504	5,320,284	6,597,788	(1,219,986)	1996	Nov-96	40 years
Harvest Place
Stevensville, MI		1,156,967	3,470,900		1,156,967	3,470,900	4,627,867	(259,882)	1994	Jan-03	40 years
Westland Crossing
Westland, MI		2,046,000	8,184,000	534,809	2,046,000	8,718,809	10,764,809	(1,532,737)	1999	Nov-99	40 years
West Ridge Shopping Center
Westland, MI	(10,920,973)	3,377,757	12,747,805		3,377,757	12,747,805	16,125,561	(351,819)	1989	Mar-05	40 years
University IV
Spring Lake Park, MN	(1,893,672)	987,865	2,963,594	22,681	987,865	2,986,275	3,974,140	(228,016)	1988	Dec-02	40 years
Stanly County Plaza
Albemarle, NC		600,418	2,401,671	81,179	600,418	2,482,850	3,083,267	(478,572)	1988	Mar-94	40 years
Village Marketplace
Asheboro, NC		1,155,652	3,596,618	62,877	1,155,652	3,659,495	4,815,147	(853,191)	1991	Apr-95	40 years
Macon Plaza
Franklin, NC		832,590	2,497,770	36,530	832,590	2,534,300	3,366,890	(186,793)	2001	Dec-02	40 years
Foothills Market
Jonesville, NC		644,555	2,578,295	62,199	644,555	2,640,494	3,285,049	(520,722)	1996	Jun-95	40 years
Chapel Square
Kannapolis, NC	(1,500,509)	918,460	3,673,918	25,327	918,460	3,699,245	4,617,705	(666,429)	1992	Dec-94	40 years
Kinston Pointe
Kinston, NC		2,235,052	8,940,354	109,073	2,235,052	9,049,428	11,284,479	(1,891,841)	2001	Jul-95	40 years
Roxboro Square
Roxboro, NC		1,448,313	5,793,289	6,712,950	1,448,313	12,506,240	13,954,553	(1,106,358)	2005	Jun-95	40 years
Siler Crossing
Siler City, NC		1,779,566	7,118,100	36,634	1,779,566	7,154,733	8,934,299	(1,312,612)	1988	Jun-95	40 years
Crossroads Center
Statesville, NC		5,261,636	21,177,392	81,102	5,261,636	21,258,493	26,520,129	(3,913,923)	1997	Feb-96	40 years
Thomasville Crossing
Thomasville, NC		1,604,339	6,417,145	14,934	1,604,339	6,432,078	8,036,417	(1,159,910)	1996	Apr-97	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Anson Station
Wadesboro, NC		1,844,644	5,118,172	79,954	1,844,644	5,198,125	7,042,769	(1,028,700)	1988	Aug-95	40 years
Roanoke Landing
Williamston, NC		2,519,288	10,077,339	69,003	2,519,288	10,146,342	12,665,631	(1,843,412)	1991	Jan-96	40 years
Laurel Square
Brick, NJ		3,222,701	9,283,302	1,399,645	3,222,701	10,682,946	13,905,647	(3,796,858)	2003	Jul-92	40 years
Hamilton Plaza-Kmart Plaza
Hamilton, NJ		1,124,415	4,513,658	308,798	1,124,415	4,822,457	5,946,871	(1,526,474)	1972	May-94	40 years
Bennetts Mills Plaza
Jackson, NJ		1,794,122	6,399,888	942,427	1,794,122	7,342,315	9,136,437	(1,958,096)	2002	Sep-94	40 years
Middletown Plaza
Middletown, NJ		1,204,829	7,871,317	9,466,277	1,204,829	17,337,593	18,542,423	(4,440,785)	2002	Jan-75	40 years
Tinton Falls Plaza
Tinton Falls, NJ		1,884,325	6,308,392	92,955	1,884,325	6,401,347	8,285,672	(1,366,363)	2005	Jan-98	40 years
Paseo del Norte
Albuquerque, NM		2,639,471		117,277	2,639,471	117,277	2,756,748	(31,792)	2004	Mar-02	40 years
Socorro
Socorro, NM	*	953,411	2,926,733		953,411	2,926,733	3,880,143	(280,111)	1976	Mar-02	40 years
Renaissance Center East
Las Vegas, NV		2,543,856	10,175,427	234,994	2,543,856	10,410,421	12,954,277	(2,672,951)	2005	Oct-96	40 years
Kietzke Center
Reno, NV		3,069,735	12,279,924	331,106	3,069,735	12,611,030	15,680,765	(2,305,163)	1986	Jun-97	40 years
Cortlandville
Cortland, NY		237,194	1,440,393	1,210,145	237,194	2,650,538	2,887,731	(1,008,178)	2003	Aug-87	40 years
Kmart Plaza
De Witt, NY		943,079	3,772,312	476,204	943,079	4,248,515	5,191,594	(1,321,443)	1970	Aug-93	40 years
D & F Plaza
Dunkirk, NY		730,900	2,158,094	1,455,530	730,900	3,613,624	4,344,524	(2,532,291)	1967	Jan-86	40 years
Unity Plaza
East Fishkill, NY		6,042,258			6,042,258		6,042,258		2005	Apr-04	40 years
Elmira Plaza
Elmira, NY		110,318	892,015	164,777	110,318	1,056,792	1,167,110	(827,171)	2001	Feb-89	40 years
Pyramid Mall
Geneva, NY		2,176,731	8,706,926	472,363	2,176,731	9,179,289	11,356,020	(3,253,315)	2005	Aug-93	40 years
Cayuga Mall
Ithaca, NY		1,368,908	5,597,954	859,181	1,368,908	6,457,135	7,826,044	(2,781,851)	1969	May-89	40 years
Transit Road Plaza
Lockport, NY		424,680	1,698,721	3,884,753	424,680	5,583,473	6,008,153	(856,890)	2005	Aug-93	40 years
Sunshine Square
Medford, NY	(7,765,734)	3,525,378	10,576,133		3,525,378	10,576,133	14,101,511	(801,843)	2005	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Wallkill Plaza
Middletown, NY		2,748,152	9,672,604	3,350,017	2,748,152	13,022,621	15,770,773	(2,490,081)	2005	Dec-95	40 years
Monroe ShopRite Plaza
Monroe, NY		1,028,189	8,649,212	301,531	1,028,189	8,950,743	9,978,932	(1,862,798)	1985	Aug-97	40 years
Rockland Plaza
Nanuet, NY		3,904,495	3,056,456	8,487,993	3,904,495	11,544,449	15,448,944	(5,578,952)	2004	Jan-83	40 years
Westgate Plaza
Oneonta, NY		132,208	1,192,907	385,580	132,208	1,578,487	1,710,695	(986,195)	1967	Jan-84	40 years
Mohawk Acres
Rome, NY		335,734	1,755,445	1,766,714	335,734	3,522,160	3,857,893	(2,322,721)	2005	Jan-84	40 years
Price Chopper Plaza
Rome, NY		934,687	3,738,751	178,730	934,687	3,917,480	4,852,167	(1,209,042)	2005	Aug-93	40 years
Village Center
Smithtown, NY	(4,460,264)	3,261,344	13,298,551	79,041	3,261,344	13,377,592	16,638,936	(509,810)	2005	Aug-04	40 years
Ashland Square
Ashland, OH		1,990,823	6,430,270	330,414	1,990,823	6,760,684	8,751,507	(1,354,509)	1991	Oct-93	40 years
Brunswick Town Center
Brunswick, OH		3,328,056	13,239,968		3,328,056	13,239,968	16,568,023	(331,614)	2004	Jan-05	40 years
Springbrook Plaza
Canton, OH		2,846,763	8,822,289	189,735	2,846,763	9,012,024	11,858,788	(768,113)	1989	Dec-02	40 years
Brentwood Plaza
Cincinnati, OH		2,027,969	8,222,875	6,641,163	2,027,969	14,864,038	16,892,007	(2,907,097)	2004	May-94	40 years
Delhi
Cincinnati, OH		2,300,029	9,218,117	892,817	2,300,029	10,110,934	12,410,963	(2,504,193)	2002	May-96	40 years
Harpers Station
Cincinnati, OH		7,362,395	15,221,639	57,631	7,362,395	15,279,271	22,641,666	(870,583)	2000	Sep-03	40 years
Hillcrest Square
Cincinnati, OH		654,870	1,964,609	190,733	654,870	2,155,342	2,810,211	(179,606)	1996	Dec-02	40 years
Western Hills Plaza
Cincinnati, OH		8,872,480	40,640,367		8,872,480	40,640,367	49,512,847	(228,829)	1989	Nov-05	40 years
Western Village
Cincinnati, OH		1,321,484	5,300,935	5,359,689	1,321,484	10,660,625	11,982,108	(1,606,064)	2005	May-94	40 years
Greentree Shopping Center
Columbus, OH	(4,851,730)	3,379,200	6,860,800	205,508	3,379,200	7,066,308	10,445,508	(1,447,653)	2005	Jul-98	40 years
Crown Point
Columbus, OH	(6,760,782)	2,881,681	7,958,319	227,152	2,881,681	8,185,471	11,067,152	(1,696,095)	1998	Jul-98	40 years
Karl Plaza
Columbus, OH	(3,561,448)	1,235,044	3,705,132	114,800	1,235,044	3,819,932	5,054,976	(316,033)	1992	Dec-02	40 years
South Towne Centre
Dayton, OH		4,737,368	9,636,943	818,438	4,737,368	10,455,381	15,192,749	(4,779,157)	2005	Mar-92	40 years
Heritage Square
Dover, OH		1,749,182	7,011,926	620,655	1,749,182	7,632,581	9,381,763	(2,316,665)	2004	Aug-93	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition	Building &			Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
The Vineyards
Eastlake, OH	(8,006,125)	3,016,683	9,050,049	106,112	3,016,683	9,156,160	12,172,843	(707,862)	1989	Dec-02	40 years
Midway Crossing
Elyria, OH		3,128,504	7,776,800	329,589	3,128,504	8,106,389	11,234,893	(2,192,286)	2005	Dec-95	40 years
Midway Market Square
Elyria, OH	(16,801,518)	5,145,249	20,597,920	50,415	5,145,249	20,648,335	25,793,584	(1,588,260)	2001	Nov-02	40 years
New Boston
New Boston, OH		2,102,371	9,537,101	242,951	2,102,371	9,780,052	11,882,422	(3,240,781)	2000	Feb-93	40 years
Surrey Square Mall
Norwood, OH		3,184,794	7,841,296		3,184,794	7,841,296	11,026,090	(81,454)	2005	Aug-05	40 years
Market Place
Piqua, OH		976,763	3,738,164	347,070	976,763	4,085,233	5,061,997	(1,660,197)	2005	Nov-91	40 years
Starlite Plaza
Sylvania, OH		4,526,286	11,645,866	238,608	4,526,286	11,884,474	16,410,760	(535,475)	2000	Jul-04	40 years
Alexis Park
Toledo, OH	(4,403,501)	2,228,272	6,684,816	203,441	2,228,272	6,888,256	9,116,528	(547,594)	1988	Dec-02	40 years
Southland Shopping Plaza
Toledo, OH		4,113,346	10,193,792		4,113,346	10,193,792	14,307,137		1988	Dec-05	40 years
Marketplace
Tulsa, OK	(10,380,348)	4,032,079	15,342,219	113,602	4,032,079	15,455,821	19,487,899	(601,566)	1992	Sep-04	40 years
Bethel Park
Bethel Park, PA		868,039	9,933,094	1,482,279	868,039	11,415,373	12,283,412	(2,689,759)	2004	May-97	40 years
New Britain Village Square
Chalfont, PA		4,240,303	14,257,218	109,475	4,240,303	14,366,693	18,606,995	(788,475)	1989	Jan-04	40 years
Harveys
Clearfield, PA		357,218	1,400,990		357,218	1,400,990	1,758,208	(245,610)	1982	Aug-93	40 years
Laurel Mall
Connellsville, PA		2,072,000	3,116,472	34,142	2,072,000	3,150,614	5,222,614	(498,994)	1970	May-01	40 years
Dickson City Crossings
Dickson City, PA	(14,059,474)	4,264,935	22,622,963	41,400	4,264,935	22,664,363	26,929,297	(1,293,094)	1997	Sep-03	40 years
Dillsburg Shopping Center
Dillsburg, PA		1,986,481	4,665,505	8,249,899	1,986,481	12,915,403	14,901,885	(1,571,873)	2002	Oct-96	40 years
New Garden
Kennett Square, PA		912,130	3,161,495	763,553	912,130	3,925,048	4,837,178	(1,383,309)	2001	Jun-97	40 years
Stone Mill Plaza
Lancaster, PA		1,407,975	5,650,901	215,681	1,407,975	5,866,583	7,274,558	(1,816,358)	1993	Jan-94	40 years
Ivyridge
Philadelphia, PA		1,504,080	6,026,320	942,910	1,504,080	6,969,230	8,473,310	(1,820,716)	2005	Aug-95	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Roosevelt Mall
Philadelphia, PA		2,537,378	91,798	9,499,843	2,537,378	9,591,641	12,129,018	(7,561,490)	1988	Jan-64	40 years
Hampton Square
Southampton, PA		772,800	2,907,200	1,017,689	772,800	3,924,889	4,697,689	(619,739)	2002	Dec-98	40 years
Hunt River Commons
North Kingstown, RI	(7,525,621)	3,138,736	9,416,208	75,592	3,138,736	9,491,800	12,630,537	(744,307)	1989	Dec-02	40 years
South Park
Aiken, SC		443,364	1,330,092	89,337	443,364	1,419,429	1,862,793	(161,023)	1991	Dec-02	40 years
Fashion Place Shopping Center
Columbia, SC		2,826,847	3,420,651		2,826,847	3,420,651	6,247,498	(123,926)	1990	Sep-05	40 years
Circle Center
Hilton Head, SC		1,533,330	6,133,106	35,920	1,533,330	6,169,026	7,702,356	(1,127,606)	2000	Mar-94	40 years
Palmetto Crossroads
Hilton Head, SC		473,111	1,892,443	59,308	473,111	1,951,751	2,424,862	(364,221)	2000	Oct-95	40 years
Lexington Town Square
Lexington, SC	(1,803,611)	642,813	1,928,439	59,413	642,813	1,987,853	2,630,666	(152,948)	1995	Dec-02	40 years
Festival Centre
North Charleston, SC		2,427,247	7,281,740	1,850,970	2,427,247	9,132,710	11,559,956	(690,164)	2004	Dec-02	40 years
Hillcrest Shopping Center
Spartanburg, SC	(18,091,137)	1,189,916	33,772,153		1,189,916	33,772,153	34,962,069	(818,183)	2005	Feb-05	40 years
Congress Crossing
Athens, TN		994,734	6,747,013	115,554	994,734	6,862,567	7,857,301	(2,399,197)	1990	Nov-88	40 years
St. Elmo Central
Chattanooga, TN		1,529,587	6,120,555	55,827	1,529,587	6,176,382	7,705,969	(1,115,755)	1995	Aug-96	40 years
Saddletree Village
Columbia, TN	(1,450,146)	685,676	2,900,245	12,678	685,676	2,912,923	3,598,599	(523,012)	1990	Jun-98	40 years
West Towne Square
Elizabethton, TN		529,103	3,880,088	122,569	529,103	4,002,657	4,531,760	(795,606)	2005	Jun-98	40 years
Greeneville Commons
Greeneville, TN		1,075,200	7,934,800	680,394	1,075,200	8,615,194	9,690,394	(2,844,002)	2002	Mar-92	40 years
Hazel Path
Hendersonville, TN		919,231	3,677,158	12,532	919,231	3,689,690	4,608,921	(660,202)	1989	Nov-95	40 years
Kimball Crossing
Kimball, TN		3,654,333	15,875,659	192,256	3,654,333	16,067,915	19,722,248	(2,923,282)	1997	Nov-95	40 years
Chapman-Ford Crossing
Knoxville, TN		2,367,047	9,507,577	2,149	2,367,047	9,509,726	11,876,773	(1,699,916)	2005	Dec-92	40 years
Chapman Square
Knoxville, TN		805,128	2,415,383	520,476	805,128	2,935,858	3,740,986	(187,346)	2004	Dec-02	40 years
Farrar Place Shopping Center
Manchester, TN		804,963	3,220,060	68,881	804,963	3,288,941	4,093,904	(605,311)	1989	Dec-95	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Georgetown Square
Murfreesboro, TN		1,166,924	4,674,698	796,470	1,166,924	5,471,167	6,638,092	(1,708,362)	2003	Sep-93	40 years
Apison Crossing
Ooltewah, TN		1,679,125	6,716,542	27,366	1,679,125	6,743,908	8,423,033	(1,203,654)	1997	Jul-97	40 years
Madison Street Station
Shelbyville, TN		752,499	3,012,444	203,164	752,499	3,215,608	3,968,107	(621,031)	1999	Oct-95	40 years
Commerce Central
Tullahoma, TN		2,889,948	12,177,046		2,889,948	12,177,046	15,066,994	(2,226,003)	1995	Aug-96	40 years
Palm Plaza
Aransas, TX	*	343,333	871,639	47,433	343,333	919,072	1,262,405	(265,452)	1979	Mar-02	40 years
Bardin Place Center
Arlington, TX		6,733,620	27,101,486	261,240	6,733,620	27,362,726	34,096,346	(5,349,837)	1993	Oct-97	40 years
Baytown Shopping Center
Baytown, TX	*	2,163,096	6,720,138		2,163,096	6,720,138	8,883,234	(643,403)	1987	Mar-02	40 years
Cedar Bellaire
Bellaire, TX	*	1,663,131	2,397,528	82,298	1,663,131	2,479,826	4,142,956	(238,141)	1994	Mar-02	40 years
El Camino
Bellaire, TX	*	1,097,545	1,189,980	39,325	1,097,545	1,229,305	2,326,850	(119,039)	1972	Mar-02	40 years
Rice Bellaire
Bellaire, TX		1,255,793	2,494,516		1,255,793	2,494,516	3,750,309	(247,053)	2000	Mar-02	40 years
Brenham Four Corners
Brenham, TX	*	964,224	6,170,922	95,499	964,224	6,266,421	7,230,645	(598,222)	1997	Mar-02	40 years
Bryan Square
Bryan, TX	*	797,369	641,393	20,688	797,369	662,082	1,459,450	(63,699)	2001	Mar-02	40 years
Townshire
Bryan, TX		3,550,915	3,078,231	103,550	3,550,915	3,181,781	6,732,696	(492,803)	2002	Mar-02	40 years
Culpepper Plaza
College Station, TX		6,280,572	7,664,913	98,334	6,280,572	7,763,248	14,043,819	(831,455)	2005	Mar-02	40 years
Rock Prairie Crossing
College Station, TX		2,991,802	5,731,371	1,474,199	2,991,802	7,205,571	10,197,373	(631,392)	2002	Mar-02	40 years
Carmel Village
Corpus Christi, TX	*	2,159,210	3,805,505	19,350	2,159,210	3,824,855	5,984,065	(386,993)	1993	Mar-02	40 years
Five Points
Corpus Christi, TX	*	5,429,519	14,979,830	203,977	5,429,519	15,183,807	20,613,326	(1,531,723)	1993	Mar-02	40 years
Claremont Village
Dallas, TX	*	616,854	2,763,528		616,854	2,763,528	3,380,382	(266,802)	1976	Mar-02	40 years
Jeff Davis
Dallas, TX	*	2,429,083	1,794,831	383,589	2,429,083	2,178,420	4,607,503	(213,849)	1975	Mar-02	40 years
Stevens Park Village
Dallas, TX	*	730,884	2,920,054	46,827	730,884	2,966,880	3,697,764	(284,610)	1974	Mar-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Webb Royal
Dallas, TX	*	2,938,496	3,569,544	246,155	2,938,496	3,815,699	6,754,195	(430,727)	1992	Mar-02	40 years
Wynnewood Village
Dallas, TX	*	5,582,452	21,580,198	1,052,148	5,582,452	22,632,347	28,214,799	(2,280,449)	2005	Mar-02	40 years
Parktown
Deer Park, TX	*	1,242,627	5,060,049	85,920	1,242,627	5,145,969	6,388,596	(675,166)	1999	Mar-02	40 years
Kenworthy Crossing
El Paso, TX		870,748	4,034,680	56,567	870,748	4,091,247	4,961,995	(492,082)	2003	Mar-02	40 years
Yarbrough
El Paso, TX		189,126	1,268,368		189,126	1,268,368	1,457,494	(121,393)	1995	Mar-02	40 years
Friendswood Square
Friendswood, TX		3,259,805	3,316,760	59,581	3,259,805	3,376,342	6,636,147	(377,802)	2005	Mar-02	40 years
The Market at Preston Ridge
Frisco, TX		3,481,833	5,457,663		3,481,833	5,457,663	8,939,496	(527,284)	2003	Sep-04	40 years
Forest Hills
Ft. Worth, TX	*	283,275	1,669,157	24,578	283,275	1,693,734	1,977,010	(197,724)	1968	Mar-02	40 years
Westcliff
Ft. Worth, TX		1,034,333	5,737,121	165,775	1,034,333	5,902,896	6,937,229	(589,640)	1999	Mar-02	40 years
Village Plaza
Garland, TX	*	2,887,423	3,145,325	713,468	2,887,423	3,858,793	6,746,216	(386,613)	2002	Mar-02	40 years
North Hills Village
Haltom City, TX	*	682,122	1,125,729	78,391	682,122	1,204,120	1,886,242	(152,773)	1998	Mar-02	40 years
Highland Village Town Center
Highland Village, TX	*	2,083,370	7,683,343	36,288	2,083,370	7,719,630	9,803,000	(744,493)	1996	Mar-02	40 years
Antoine Square
Houston, TX		943,829	1,018,109	68,324	943,829	1,086,433	2,030,262	(111,721)	1974	Mar-02	40 years
Bay Forest
Houston, TX	*	2,168,058	4,668,118	386,534	2,168,058	5,054,652	7,222,711	(475,144)	2004	Mar-02	40 years
Braes Heights
Houston, TX	*	5,020,312	6,129,135	1,878,302	5,020,312	8,007,436	13,027,748	(781,718)	2003	Mar-02	40 years
Braes Link
Houston, TX		1,479,647	3,788,135	12,300	1,479,647	3,800,435	5,280,082	(368,431)	1999	Mar-02	40 years
Braes Oaks
Houston, TX	*	768,989	2,848,537	30,716	768,989	2,879,253	3,648,242	(307,776)	1992	Mar-02	40 years
Braesgate
Houston, TX		1,295,575	4,534,337		1,295,575	4,534,337	5,829,912	(437,809)	1997	Mar-02	40 years
Broadway
Houston, TX	*	958,424	1,465,137	24,741	958,424	1,489,878	2,448,302	(206,223)	1996	Mar-02	40 years
Clear Lake Camino South
Houston, TX	*	4,028,858	3,709,150	3,550,827	4,028,858	7,259,977	11,288,835	(648,507)	2004	Mar-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Hearthstone Corners
Houston, TX		5,738,446	10,170,631	195,239	5,738,446	10,365,870	16,104,316	(1,041,604)	1998	Mar-02	40 years
Huntington Village
Houston, TX	*	2,168,536	5,041,718	152,865	2,168,536	5,194,582	7,363,118	(537,719)	1987	Mar-02	40 years
Jester Village
Houston, TX		1,684,456	3,234,986	22,792	1,684,456	3,257,778	4,942,234	(339,292)	1988	Mar-02	40 years
Lazybrook
Houston, TX	*	175,162	648,982	2,463	175,162	651,445	826,607	(70,716)	1988	Mar-02	40 years
Long Point Square
Houston, TX		1,249,723	2,492,673	16,417	1,249,723	2,509,090	3,758,814	(342,047)	2002	Mar-02	40 years
Maplewood Mall
Houston, TX	*	1,801,474	2,794,194	1,276,904	1,801,474	4,071,098	5,872,573	(472,582)	2004	Mar-02	40 years
Merchants Park
Houston, TX		5,733,582	13,355,896	94,269	5,733,582	13,450,165	19,183,747	(1,312,491)	2005	Mar-02	40 years
North 45 Plaza
Houston, TX	*	2,805,052	3,315,044	7,202	2,805,052	3,322,246	6,127,298	(385,697)	1975	Mar-02	40 years
Northgate
Houston, TX	*	925,374	2,182,826	14,615	925,374	2,197,441	3,122,815	(209,246)	1972	Mar-02	40 years
Northshore East
Houston, TX	*	2,412,760	8,483,879	29,000	2,412,760	8,512,879	10,925,639	(889,313)	2001	Mar-02	40 years
Northtown Plaza
Houston, TX	*	2,919,608	11,751,087	327,908	2,919,608	12,078,995	14,998,603	(1,199,892)	1990	Mar-02	40 years
Northwood
Houston, TX		2,538,882	5,613,969	76,200	2,538,882	5,690,169	8,229,051	(585,327)	1972	Mar-02	40 years
Sharpstown Plaza
Houston, TX		840,472	1,446,280	4,590,986	840,472	6,037,266	6,877,738	(234,877)	2005	Mar-02	40 years
Stella Link
Houston, TX		1,666,691	3,463,577	66,384	1,666,691	3,529,962	5,196,653	(383,469)	1998	Mar-02	40 years
Tanglewilde
Houston, TX	*	6,184,663	1,209,944	53,314	6,184,663	1,263,258	7,447,921	(155,273)	1998	Mar-02	40 years
Tidwell Place
Houston, TX	*	294,980	2,914,618	95,238	294,980	3,009,857	3,304,836	(301,331)	1991	Mar-02	40 years
Westheimer Commons
Houston, TX	*	6,727,343	13,323,246	1,425,435	6,727,343	14,748,681	21,476,024	(1,494,358)	1995	Mar-02	40 years
Irving West
Irving, TX		933,850	3,735,400	809,505	933,850	4,544,905	5,478,755	(770,973)	2004	Sep-93	40 years
Washington Square
Kaufman, TX	*	449,155	848,867	55,140	449,155	904,007	1,353,161	(159,992)	1978	Mar-02	40 years
League City
League City, TX	*	2,029,894	2,489,822	89,550	2,029,894	2,579,372	4,609,266	(248,347)	1992	Mar-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Jefferson Park
Mount Pleasant, TX	*	2,677,336	4,558,193	303,041	2,677,336	4,861,234	7,538,570	(491,745)	2001	Mar-02	40 years
Crossroads Center
Pasadena, TX		2,828,017	10,345,485	34,039	2,828,017	10,379,524	13,207,541	(1,018,113)	1997	Mar-02	40 years
Parkview East
Pasadena, TX	*	870,067	733,667	542,099	870,067	1,275,766	2,145,834	(208,081)	2002	Mar-02	40 years
Parkview West
Pasadena, TX	*	1,208,848	1,547,002	30,288	1,208,848	1,577,290	2,786,138	(187,578)	2005	Mar-02	40 years
Spencer Square
Pasadena, TX		5,322,348	15,295,234	152,823	5,322,348	15,448,057	20,770,406	(1,653,933)	1998	Mar-02	40 years
Pearland Plaza
Pearland, TX		3,676,495	7,330,937	23,626	3,676,495	7,354,562	11,031,057	(727,610)	1995	Mar-02	40 years
Market Plaza
Plano, TX		5,447,953	33,692,681		5,447,953	33,692,681	39,140,634	(463,918)	2002	Jul-05	40 years
Klein Square
Spring, TX	*	1,279,607	4,111,204	199,564	1,279,607	4,310,767	5,590,374	(449,549)	1999	Mar-02	40 years
Texas City Bay
Texas City, TX	*	3,849,721	8,358,959	24,302	3,849,721	8,383,261	12,232,982	(803,322)	2005	Mar-02	40 years
The Centre at Navarro
Victoria, TX		161,606	41,792		161,606	41,792	203,398	(4,000)	2005	Mar-02	40 years
Pizza Hut
Harrisonburg, VA				427,500		427,500	427,500	(114,957)	1969	Jul-96	40 years
Hanover Square
Mechanicsville, VA		1,778,701	7,114,805	159,855	1,778,701	7,274,660	9,053,361	(2,462,920)	1991	Jan-93	40 years
Jefferson Green
Newport News, VA		1,459,646	4,378,937	60,638	1,459,646	4,439,575	5,899,221	(348,520)	1988	Dec-02	40 years
VA-KY Regional S.C.
Norton, VA		2,795,765	8,931,450	215,929	2,795,765	9,147,379	11,943,143	(1,912,438)	1996	Dec-92	40 years
Cave Spring Corners
Roanoke, VA		1,064,298	4,257,792	1,642,507	1,064,298	5,900,299	6,964,597	(1,066,446)	2005	Jun-97	40 years
Lakeside Plaza
Salem, VA		1,370,555	5,355,787	59,486	1,370,555	5,415,273	6,785,829	(899,773)	1989	Apr-99	40 years
Lake Drive Plaza
Vinton, VA		1,362,155	4,616,848	375,942	1,362,155	4,992,790	6,354,945	(1,316,414)	2001	Feb-98	40 years
Ridgeview Centre
Wise, VA		2,707,679	4,417,792	2,111,114	2,707,679	6,528,906	9,236,585	(1,748,417)	2005	Jul-92	40 years
Paradise Pavilion
West Bend, WI		2,896,984	8,885,953	44,721	2,896,984	8,930,674	11,827,659	(697,935)	2000	Dec-02	40 years
Cheyenne Plaza
Cheyenne, WY	(4,904,465)	2,184,686	6,554,057	46,157	2,184,686	6,600,214	8,784,900	(541,264)	1995	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Date	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Other
San Diego Corporate Office
San Diego, CA				159,209		159,209	159,209	(12,394)		Mar-05	40 years
Apopka Commons
Apopka, FL		3,079,748			3,079,748		3,079,748			Sep-05	LAND
Orlando Corporate Office
Orlando, FL				274,250		274,250	274,250	(17,360)	1997	Nov-99	40 years
Nine Mile Square
Pensacola, FL		3,798,030			3,798,030		3,798,030			Sep-05	LAND
Atlanta Corporate Office
Atlanta, GA				91,215		91,215	91,215	(15,972)		Oct-04	40 years
Denham Springs Plaza
Denham Springs, LA		1,593,030			1,593,030		1,593,030			Sep-05	LAND
Farmington Hills Corporate Office
Farmington, MI				563,441		563,441	563,441	(78,342)	2003		40 years
North Central Avenue
Hartsdale, NY		20,238			20,238		20,238			Jul-72	LAND
ERT Development Corp.
New York, NY		1,897,664	435,000		1,897,664	435,000	2,332,664	(43,445)		Jan-95	40 years
New Plan Corporate Headquaters
New York, NY				15,558		15,558	15,558			Dec-04	40 years
Akron Land
Akron, OH		308,030			308,030		308,030			Sep-05	LAND
Brandt Pike Place
Dayton, OH		1,648,178			1,648,178		1,648,178			Sep-05	LAND
Northgate Plaza
Westerville, OH		633,106			633,106		633,106			Sep-05	LAND
Philadelphia Corporate Office
Philadelphia, PA				707,803		707,803	707,803	(44,067)			40 years
CA New Plan Fixed Rate Partnership
Houston, TX	(147,914,325)
CA New Plan Management
Houston, TX				76,180		76,180	76,180	(3,326)			40 years
Houston Corporate Office
Houston, TX				491,894		491,894	491,894	(25,562)			40 years
Various				286,391,585		286,391,585	286,391,585
	(433,652,947)	724,900,916	2,173,345,505	494,832,000	724,900,916	2,668,177,504	3,393,078,420	(376,815,998)

*                       Denotes properties securing the Fixed Rate REMIC carried on the corporate entity CA New Plan Fixed Rate Partner.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
[a]	Reconciliation of total real estate carrying value is as follows:
	Balance at beginning of year	$3,988,190	$3,654,622	$3,565,422
	Acquisitions and improvements	369,769	407,862	219,930
	Impact of FIN 46 consolidation	(8,950)	8,950	—
	Real estate held for sale	(78,484)	(13,002)	(40,978)
	Impairment of real estate	(859)	(2,455)	(4,376)
	Cost of property sold or transferred to joint ventures	(875,274)	(65,873)	(83,995)
	Write-off of fully depreciated assets	(1,314)	(1,914)	(1,381)
	Balance at end of year	$3,393,078	$3,988,190	$3,654,622
	Total cost for federal tax purposes at end of each year	$3,059,228	$3,371,473	$3,250,091
[b]	Reconciliation of accumulated depreciation as follows:
	Balance at beginning of year	$428,427	$360,580	$295,946
	Depreciation expense	69,097	82,379	75,646
	Impact of FIN 46 consolidation	(420)	420	—
	Property sold or transferred to joint ventures	(104,514)	(11,870)	(4,195)
	Write-off of fully depreciated assets	(716)	(1,025)	(1,381)
	Real estate held for sale	(15,058)	(2,057)	(5,436)
	Balance at end of year	$376,816	$428,427	$360,580

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE

(in thousands)

SCHEDULE IV
December 31, 2005

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G
Description	Final Interest Rate	Face Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly	—	$1,000	$525
Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly	—	450	270
					$1,450	$795

Note: Column H is not applicable

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
(in thousands)

SCHEDULE IV
(continued)

	Year Ended
	December 31, 2005	December 31, 2004
Balance, beginning of period	$8,881	$39,637
Additions during period:
New loans	—	8,478
Reductions during period:
Collection of principal	(8,086)	(39,234)
Balance, end of period	$795	$8,881

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC.
(Registrant)
By:	/s/ GLENN J. RUFRANO
Glenn J. Rufrano
Chief Executive Officer

Dated:  March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WILLIAM NEWMAN	Chairman of the Board of	March 3, 2006
William Newman	Directors
/s/ GLENN J. RUFRANO	Chief Executive Officer and	March 3, 2006
Glenn J. Rufrano	Director (principal executive officer)
/s/ JOHN B. ROCHE	Chief Financial Officer and Executive	March 3, 2006
John B. Roche	Vice President (principal financial officer)
/s/ STEVE SPLAIN	Vice President and Chief Accounting	March 3, 2006
Steve Splain	Officer (principal accounting officer)
/s/ RAYMOND H. BOTTORF	Director	March 3, 2006
Raymond H. Bottorf
/s/ IRWIN ENGELMAN	Director	March 3, 2006
Irwin Engelman
/s/ NORMAN GOLD	Director	March 3, 2006
Norman Gold
Director
Matthew Goldstein
/s/ NINA MATIS	Director	March 3, 2006
Nina Matis
/s/ H. CARL MCCALL	Director	March 3, 2006
H. Carl McCall

/s/ MELVIN D. NEWMAN	Director	March 3, 2006
Melvin D. Newman
/s/ GEORGE PUSKAR	Director	March 3, 2006
George Puskar
/s/ GREGORY A. WHITE	Director	March 3, 2006
Gregory A. White

EXHIBIT INDEX

*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-65211.
*3.3

Restated Bylaws of the Company, effective as of February 23, 2004 (incorporating all amendments thereto through February 23, 2004), filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*4.1

Articles Supplementary classifying 150,000 shares of preferred stock as 7.80% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3, File No. 333-65211.

*4.2

Articles Supplementary classifying 805,000 shares of preferred stock as 7.625% Series E Cumulative Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 17, 2003.

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

*4.6

Supplemental Indenture, dated as of December 17, 2004, by and between the Company and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Company, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 22, 2004.

*4.7

Senior Securities Indenture, dated as of January 30, 2004, by and between the Company and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 5, 2004.

*4.8

Registration Rights Agreement, dated as of January 9, 2004, by and between the Company and Richard L. Friedman and Carpenter & Company, Inc, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 333-122193.

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

*10.7	Amended and Restated 1994 Directors’ Stock Option Plan of the Company, dated May 10, 1996, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †
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
*10.12

2003 Stock Incentive Plan of the Company, as amended and restated effective July 14, 2005, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †

*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.14	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †
*10.15	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.16

First Amended and Restated Revolving Credit Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.17

First Amendment to First Amended and Restated Revolving Credit Agreement, dated as of July 19, 2005, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.18

First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Revolving Credit Agreement), filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.19

First Amended and Restated Secured Term Loan Agreement, dated as of June 29, 2004, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.20

First Amendment to First Amended and Restated Secured Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.21

First Amended and Restated Guaranty, dated as of June 29, 2004, by and among New Plan Realty Trust, Excel Realty Trust—ST, Inc., New Plan Factory Malls, Inc., CA New Plan Asset Partnership IV, L.P., Excel Realty Trust-NC, NP of Tennessee, L.P., Pointe Orlando Development Company, CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan Property Holding Company and Bank of America, N.A., as administrative agent (First Amended and Restated Secured Term Loan Agreement), filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*10.22

Term Loan Agreement, dated as of April 5, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*10.23

First Amendment to Term Loan Agreement, dated as of July 13, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*10.24

Second Amendment to Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Citicorp North America Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.25

Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*10.26

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of December 7, 2004, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*10.27	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
*10.28	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. †
*10.29	Director Compensation Schedule, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †

*10.30	Schedule of 2004 Compensation for Named Executive Officers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †
*10.31	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998. †
*10.32	Schedule of William Newman’s Compensation Arrangement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.33	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
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

*10.36	Agreement, dated May 14, 2004, by and between the Company and Dean Bernstein, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †
*10.37	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.38	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.39

Employment Agreement, dated as of September 25, 1998, by and between the Company and Steven F. Siegel, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.40

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Steven F. Siegel, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. †

*10.41	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †
*10.42	Employment Agreement, dated as of March 15, 2005, by and between the Company and Glenn Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †
*10.43

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 9, 2000. †

*10.44

Stock Option Agreement, dated as of February 23, 2000, by and between the Company and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 9, 2000. †

*10.45

Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. †

*10.46	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †
*10.47	Agreement, dated as of October 24, 2005, by and between the Company and John Roche, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.48

Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. †

*10.49	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.50	Agreement, dated as of March 15, 2005, by and between the Company and Leonard Brumberg, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005.†
*10.51	Notice of Non-Renewal of Employment Agreement, dated November 2, 2004, from the Company to Scott MacDonald, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 7, 2005. †
*10.52

Consulting Agreement, dated as of May 6, 2005 (effective as of May 1, 2005), by and between the Company and Scott MacDonald, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005. †

*10.53	Employment Agreement, dated as of March 15, 2005, by and between the Company and Michael Carroll, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †
*10.54

Contribution and Sale Agreement, dated as of July 19, 2005, by and among the Company, certain of its subsidiaries, Galileo America LLC and Galileo America, Inc., filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated August 16, 2005.

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