Form 10-Q
period 2006-03-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2006-05-09
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

YES  ☐     NO ☒

The number of shares of common stock of the Registrant outstanding on May 1, 2006 was 104,604,233.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by New Plan Excel Realty Trust, Inc. (“we”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
 (In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Rental income	$89,951	$98,619
Percentage rents	2,376	2,507
Expense reimbursements	21,978	25,114
Fee income	4,283	1,579
Total revenues	118,588	127,819

Operating Expenses:
Operating costs	18,816	21,441
Real estate taxes	14,345	16,055
Depreciation and amortization	23,235	25,213
Provision for doubtful accounts	2,196	2,710
General and administrative	7,011	4,585
Total operating expenses	65,603	70,004

Income before real estate sales, impairment of real estate, minority interest and other income and expenses	52,985	57,815

Other income and expenses:
Interest, dividend and other income	835	955
Equity in income of unconsolidated ventures	1,180	689
Interest expense	(22,781)	(27,331)
Impairment of real estate	—	—
Minority interest in income of consolidated partnership and joint ventures	(150)	(282)
Income from continuing operations	32,069	31,846

Discontinued operations:
Income from discontinued operations (Note 5)	6,440	6,841

Net income	$38,509	$38,687

Preferred dividends	(5,484)	(5,467)
Net income available to common stock — basic	33,025	33,220
Minority interest in income of consolidated partnership	150	282
Net income available to common stock — diluted	$33,175	$33,502

Basic earnings per common share:
Income from continuing operations	$0.26	$0.26
Discontinued operations	0.06	0.06
Basic earnings per share	$0.32	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.25	$0.25
Discontinued operations	0.06	0.07
Diluted earnings per share	$0.31	$0.32

Average shares outstanding — basic	104,257	102,820
Average shares outstanding — diluted	108,602	106,135

Dividends per common share	$0.3125	$0.4125

Other comprehensive income:
Net income	$38,509	$38,687
Unrealized gain (loss) on available-for-sale securities	534	(239)
Unrealized gain on deferred compensation	18	—
Realized gain (loss) on interest risk hedges, net	359	(2,380)
Unrealized gain on interest risk hedges, net	—-	4,684
Comprehensive income	$39,420	$40,752

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(In thousands, except fractions, percentages and par value amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land	$724,728	$724,901
Building and improvements	2,681,789	2,668,177
Accumulated depreciation and amortization	(392,242)	(376,816)
Net real estate	3,014,275	3,016,262
Real estate held for sale	19,643	19,244
Cash and cash equivalents	10,497	9,202
Restricted cash	20,173	19,906
Marketable securities	3,547	3,014
Receivables:
Trade, net of allowance for doubtful accounts of $28,469 and $27,540 at March 31, 2006 and December 31, 2005, respectively	19,486	20,751
Deferred rent, net of allowance of $1,590 and $1,592 at March 31, 2006 and December 31, 2005, respectively	30,229	29,314
Other, net	22,595	25,138
Mortgages and notes receivable	761	795
Prepaid expenses and deferred charges	52,768	43,346
Investments in/advances to unconsolidated ventures	85,199	95,538
Intangible assets, net of accumulated amortization of $13,015 and $10,927 at March 31, 2006 and December 31, 2005, respectively	75,280	78,046
Other assets	11,476	9,206
Total assets	$3,365,929	$3,369,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $13,127 and $13,871 at March 31, 2006 and December 31, 2005, respectively	$425,605	$433,653
Notes payable, net of unamortized discount of $4,601 and $4,822 at March 31, 2006 and December 31, 2005, respectively	967,505	968,347
Credit agreements	230,000	215,000
Capital leases	27,788	27,881
Dividends payable	37,883	37,826
Other liabilities	113,167	127,369
Tenant security deposits	10,921	10,641
Total liabilities	1,812,869	1,820,717

Minority interest in consolidated partnership and joint ventures	56,908	57,659

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares issued and outstanding at March 31, 2006 and December 31, 2005; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares issued and outstanding at March 31, 2006 and December 31, 2005	10	10
Common stock, $.01 par value, 250,000 shares authorized; 104,486 and 104,305 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,044	1,042
Additional paid-in capital	2,040,361	2,036,880
Accumulated other comprehensive loss	(7,163)	(8,074)
Accumulated distribution in excess of net income	(538,100)	(538,472)
Total stockholders’ equity	1,496,152	1,491,386
Total liabilities and stockholders’ equity	$3,365,929	$3,369,762

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited, in thousands)

	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$38,509	$38,687
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	23,275	26,096
Amortization of net premium/discount on mortgages and notes payable	(523)	(855)
Amortization of deferred debt and loan acquisition costs	615	556
Amortization of stock options	463	415
Interest on swaps	492	95
Amortization of asset retirement liabilities	272	—
Amortization of below market leases	(408)	—
Gain on sale of discontinued operations, net	(5,720)	(5,005)
Minority interest in income of consolidated partnership	150	282
Impairment of real estate assets	98	—
Equity in income of unconsolidated ventures	(1,180)	(689)
Distributions of income from unconsolidated ventures	2,101	2,633
Changes in operating assets and liabilities, net:
Change in restricted cash	(267)	2,464
Change in trade receivables	1,265	772
Change in deferred rent receivables	(915)	(1,024)
Change in other receivables	2,543	166
Change in other liabilities	(14,770)	1,592
Change in tenant security deposits	280	211
Change in sundry assets and liabilities	(8,123)	(7,667)
Net cash provided by operating activities	38,157	58,729

Cash flows from investing activities:
Real estate acquisitions and building improvements	(24,682)	(32,498)
Acquisition, net of cash and restricted cash received	(7,920)	(21,667)
Proceeds from real estate sales, net	17,805	8,383
Advances for mortgage notes receivable, net	—	(93)
Repayments of mortgage notes receivable	34	8,005
Leasing commissions paid	(2,743)	(3,311)
Cash from joint venture consolidation (Note 2)	—	172
Cash paid for joint venture investment	—	—
Proceeds from sale of joint venture interest	782	—
Capital contributions to unconsolidated ventures	(3,111)	(5,506)
Distributions of capital from unconsolidated ventures	11,296	8,160
Net cash used in investing activities	(8,539)	(38,355)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(7,396)	(3,832)
Proceeds from public debt offering	—	99,930
Cash (paid) received for swap agreement	—	(2,476)
Proceeds from credit facility borrowing	40,000	62,000
Repayment of credit facility	(25,000)	(113,000)
Financing fees	—	(1,704)
Distributions paid to minority partners	(900)	(677)
Dividends paid	(37,875)	(47,699)
Proceeds from exercise of stock options	802	1,149
Repayment of loans receivable for the purchase of common stock	114	118
Proceeds from dividend reinvestment plan	1,932	2,477
Net cash used in financing activities	(28,323)	(3,714)

Net increase in cash and cash equivalents	1,295	16,660

Cash and cash equivalents at beginning of period	9,202	7,292

Cash and cash equivalents at end of period	$10,497	$23,952

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$34,334	$26,932
Capitalized interest	2,960	1,230
State and local taxes paid	105	35
Mortgages assumed, net	—	27,797
Partnership units issued in acquisition	—	14,547

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Description of Business

New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated variable interest entities, the “Company”) is operated as a self-administered, self-managed real estate investment trust (“REIT”). The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

Note 2:           Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of the Company. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods presented. All material inter-entity transactions have been eliminated.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and if the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who qualifies as the primary beneficiary if certain events occur that are likely to cause a change in the original determinations.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income and comprehensive income for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share. Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Net earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) preferred stock (using the “if converted” method), (ii) limited partnership units of Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership, (iii) convertible senior notes, (iv) restricted stock grants and (v) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $28.5 million and $27.5 million as of March 31, 2006 and December 31, 2005, respectively. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Real Estate

Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, and ordinary repairs and maintenance are expensed as incurred. Land, buildings and building and tenant improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction costs, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development are capitalized. The Company ceases capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock. These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%. Interest on such loans is payable quarterly. Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity. At March 31, 2006 and December 31, 2005, the Company had aggregate loans to employees of approximately $0.5 million and $0.6 million, respectively.

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

Balance at December 31, 2005	$12,512

Costs capitalized	2,014
Amortization	(922)

Balance at March 31, 2006	$13,604

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

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which the Company adopted as of December 31, 2005. A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company. The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of. In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.0 million as of March 31, 2006. During the three months ended March 31, 2006 the Company recorded approximately $0.3 million of amortization expense associated with its asset retirement obligation liability.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees. In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually. Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry. The liability for self-insured losses is included in accrued expenses and was approximately $0.8 million and $0.7 million at March 31, 2006 and December 31, 2005, respectively.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Rental revenue also includes lease termination fees. Lease termination fees were approximately $5.4 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs. At March 31, 2006, the Company’s TRSs had a tax net operating loss carryforward of approximately $15.8 million, expiring from 2015 to 2020. In addition, the Company’s TRSs had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold. The Company’s TRSs have ascribed a full valuation allowance to their net deferred tax assets.

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

Recently Issued Accounting Standards

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 (i) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable and (iii) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, but early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

Note 3:           Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2006, the Company acquired two buildings, one immediately adjacent to Tarpon Mall, a shopping center owned by the Company, and the other immediately adjacent to Hazel Path, a shopping center owned by the Company. Please refer to the following table for additional details (dollars in millions).

					Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area	Purchase Price	ERP Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	01/27/06	6,580	$2.3	—	—	$2.3
Building at Hazel Path	Hendersonville, TN	02/21/06	94,977	$4.8	—	—	$4.8
	Total			$7.1	—	—	$7.1

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

						Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	01/13/05	20,338	(1)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	02/16/05	343,914		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	03/17/05	163,131		$16.6	—	$11.0	$5.6
Marketplace at Wycliffe(2)(3)	Lake Worth, FL	06/01/05	133,520		$35.7	—	—	$35.7
Mableton Walk (2)	Mableton, GA	06/01/05	105,742		—	—	—-	—
Market Plaza	Plano, TX	07/13/05	161,453		$39.6	—	—	$39.6
Surrey Square Mall	Norwood, OH	08/26/05	190,323		$10.5	—	—	$10.5
Five land parcels adjacent to Home Depot Stores	FL, LA, OH	09/07/05	40 acres		$9.3	—	—	$9.3
Fashion Place Shopping Center	Columbia, SC	09/14/05	149,493		$6.8	—	—	$6.8
Brandt Pike Place	Dayton, OH	09/30/05	11 acres		$1.6	—	—	$1.6
Building at Victory Square	Savannah, GA	10/03/05	13,000		$0.8	—	—	$0.8
Western Hills Plaza	Cincinnati, OH	11/03/05	430,399		$45.6	—	—	$45.6
Southland Shopping Center	Toledo, OH	12/21/05	291,221		$14.8	—	—	$14.8
	Total				$234.3	$14.5	$27.8	$192.0

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

Other Dispositions

During the three months ended March 31, 2006, the Company sold four shopping centers and one land parcel for aggregate gross proceeds of approximately $18.6 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

In addition to the Galileo Transactions, during 2005, the Company sold 12 properties, four land parcels, 90% of its ownership interest in The Pines and 90% of its ownership interest in Northshore West for aggregate gross proceeds of approximately $105.6 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income from discontinued operations (Note 5). The results of operations from The Pines and Northshore West are not considered to be income from discontinued operations due to the Company’s continued involvement in its operations as a result of the Company’s 10% joint venture interest.

Note 4:           Real Estate Held for Sale

As of March 31, 2006, four shopping centers and three land parcels were classified as “Real estate held for sale.”  These properties are located in five states and have an aggregate gross leasable area of approximately 0.3 million square feet. Such properties had an aggregate book value of approximately $19.6 million, net of accumulated depreciation of approximately $1.7 million and accumulated impairment of approximately $0.1 million, as of March 31, 2006. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

As of December 31, 2005, five retail properties and three land parcels were classified as “Real estate held for sale.”  These properties are located in five states and have an aggregate gross leasable area of approximately 0.5 million square feet. Such properties had an aggregate book value of approximately $19.2 million, net of accumulated depreciation of approximately $3.6 million, as of December 31, 2005. The five retail properties and three land parcels were all under contract for sale as of December 31, 2005 and all sales are expected to close by the third quarter of 2006, but in any event no later than December 31, 2006. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any properties classified as held for sale as income from discontinued operations (Note 5).

Note 5:           Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Total revenue
Real estate held for sale	$666	$464
Other discontinued operations	362	3,897
Total revenue	$1,028	$4,361

Operating costs
Real estate held for sale	(134)	(94)
Other discontinued operations	(102)	(1,216)

Real estate taxes
Real estate held for sale	(83)	(55)
Other discontinued operations	(52)	(489)

Interest expense
Real estate held for sale	—	—
Other discontinued operations	—	(5)

Depreciation and amortization
Real estate held for sale	(33)	(67)
Other discontinued operations	(7)	(816)

Provision for doubtful accounts
Real estate held for sale	(41)	1
Other discontinued operations	242	218

General and Administrative
Real estate held for sale	—	—
Other discontinued operations	—	(1)

Total operating costs	(210)	2,524

Income from discontinued operations before impairment and gain on sale	818	1,837

Gain on sale of other discontinued operations (1)	5,720	5,004

Impairment of other discontinued operations	(98)	—

Income from discontinued operations	$6,440	$6,841

(1)             For the three months ended March 31, 2005, balance includes approximately $3.3 million attributable to the gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest.

Note 6:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2006 and December 31, 2005 (dollars in thousands). The Company accounts for these investments using the equity method.

				Company
					Investments in/Advances to Unconsolidated Ventures
				Percent	March 31,	December 31,
	City	State	JV Partner	Ownership	2006	2005
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,555	$6,663

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$825	$1,221

BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$3,207	$3,615

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$821	$822

CA New Plan Acquisition Fund, LLC (3)	Various	Various	Major U.S. Pension Fund	10%	$2,296	$1,409

CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$891	$849

CA New Plan Venture Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$3,665	$3,692

Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$33,094	$33,762

NP/I&G Institutional Retail Company, LLC (4)	Various	Various	JPMorgan Investment Management, Inc.	20%	$31,769	$41,447

NP/I&G Institutional Retail Company II, LLC (3) (5)	—	—	JPMorgan Investment Management, Inc.	20%	—	—

NPK Redevelopment I, LLC (1) (6)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$1,000	$1,000

Westgate Mall, LLC (7)	Fairview Park	OH	Transwestern Investment Company/The Richard E. Jacobs Group	10%	$1,076	$1,058
	Investments in/Advances to Unconsolidated Ventures				$85,199	$95,538

(1)             The Company receives increased participation after a 10% return.

(2)             The Company receives a 10% preferred return on its investment.

(3)             The Company receives increased participation after a 10% IRR.

(4)             The Company receives increased participation after a 12% IRR.

(5)             The joint venture did not own any properties as of March 31, 2006.

(6)             The Company has committed to contribute an additional $5.0 million to this joint venture. Percent ownership represents the Company’s ownership interest in the joint venture subsequent to such contribution.

(7)             The Company receives increased participation after a 13% IRR.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands, except footnotes):

Condensed Combined Balance Sheets	March 31, 2006	December 31, 2005
Cash and cash equivalents	$43,545	$44,554
Receivables, net of allowance for doubtful accounts	32,928	23,981
Property and equipment, net of accumulated depreciation	2,706,347	2,488,325
Other assets, net of accumulated amortization	118,928	48,145
Total Assets	$2,901,748	$2,605,005

Long-term debt	$1,796,468	$1,580,749
Accrued interest	4,563	4,576
Other liabilities	112,467	166,506
Total liabilities	1,913,498	1,751,831
Total partners’ capital	988,250	853,174
Total liabilities and partners’ capital	$2,901,748	$2,605,005

Company’s investments in/advances to unconsolidated ventures	$85,199	$95,538

	Three Months Ended
	March 31,
Condensed Combined Statements of Income	2006	2005
Rental revenues	$79,965	$18,009
Operating expenses	(22,235)	(5,000)
Interest expense	(23,613)	(5,229)
Other expense, net	(25,928)	(4,009)
Gain on sale of real estate	771	—
Net income	$8,960	$3,771

Company’s share of net income	$1,180	$689

The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of March 31, 2006.

•       Arapahoe Crossings, L.P. The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $48.4 million as of March 31, 2006.

•       BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of March 31, 2006.

•      BPR Shopping Center, L.P. The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $68.4 million as of March 31, 2006.

•      BPR South, L.P. The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of March 31, 2006.

•      CA New Plan Acquisition Fund, LLC. The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for asset acquisitions, up to a maximum amount of $4.2 million, of which approximately $2.4 million had been contributed by the Company as of March 31, 2006. The Company anticipates contributing the remaining approximate $1.8 million by the end of 2007. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. As of March 31, 2006, the joint venture owned six operating retail properties and one property under redevelopment. The joint venture had loans outstanding of approximately $58.0 million as of March 31, 2006.

•      CA New Plan Venture Direct Investment Fund, LLC. The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.4 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture. As of March 31, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture owned seven retail properties as of March 31, 2006. The joint venture had loans outstanding of approximately $60.8 million as of March 31, 2006.

•      CA New Plan Venture Fund, LLC. During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold. As of March 31, 2006, the joint venture owned six operating retail properties and one retail property under redevelopment. Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture. As of March 31, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $58.1 million as of March 31, 2006.

•      Galileo America LLC. The Company has a 5% interest in this joint venture, which interest was acquired in conjunction with the Galileo Transactions (Note 3). Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest. The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest. As of March 31, 2006, this joint venture was comprised of 128 stabilized assets, and had loans outstanding of approximately $1.2 billion.

•      NP / I&G Institutional Retail Company, LLC. In November 2003, the Company formed a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 13 retail properties as of March 31, 2006. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture. The Company initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Company together with ERP, contributed a disproportionate share of capital to the venture, such that the Company’s total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to the Company in February 2006. During the three months ended March 31, 2006, in connection with the acquisition of certain other assets, the Company increased its committed capital to the venture to $31.8 million, the Company’s capital investment balance as of March 31, 2006. The joint venture had loans outstanding of approximately $275.4 million as of March 31, 2006.

•      NP / I&G Institutional Retail Company II, LLC. In February 2006, the Company formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions, up to a maximum of $30.0 million. As of March 31, 2006, the Company had not made any such capital contributions. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. As of March 31, 2006, the joint venture did not own any properties. The joint venture had no loans outstanding as of March 31, 2006.

•      NPK Redevelopment I, LLC. The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, the Company has committed to contribute $6.0 million, of which $1.0 million had been contributed by the Company as of March 31, 2006. After the contribution of the total committed amount, the Company will have a 20% interest in the venture and be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had no loans outstanding as of March 31, 2006.

•      Westgate Mall, LLC. The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture plans to redevelop the mall into a large community shopping center. Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $23.9 million as of March 31, 2006.

Note 7:           Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	March 31, 2006	December 31, 2005	Amortization Period
In-place lease value, legal fees and leasing commissions, net (Note 2)	$31,501	$34,454	Life of lease
Above market leases acquired, net (Note 2)	4,078	3,498	Life of lease
Amounts paid for asset management fee stream, net (Note 2)	18,192	18,307	40 years
Amounts paid for property management rights, net (Note 2)	21,509	21,787	20 years

Total	$75,280	$78,046

Aggregate amortization expense on these assets for the three months ended March 31, 2006 and 2005 was approximately $2.8 million and $1.4 million, respectively, and included write-offs of approximately $0.6 million and $0.1 million, respectively. The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2006 (remaining nine months)	$8,136
2007	7,020
2008	6,337
2009	5,957
2010	5,456

Note 8:           Debt Obligations

As of March 31, 2006 and December 31, 2005, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	March 31, 2006	December 31, 2005	Stated Interest Rates	Scheduled Maturity Date
CREDIT AGREEMENTS
Revolving Facility	$350,000	$80,000	$65,000	LIBOR + 65 bp(1)(2)	June 2007
Secured Term Loan	150,000	150,000	150,000	LIBOR + 85 bp(1)	June 2007
Total Credit Agreements	$500,000	$230,000	$215,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$388,307	$395,486	6.670% - 9.625%	2007 – 2028
Variable Rate Mortgages		24,171	24,296	Variable (3)	2006 – 2011
Total Mortgages		412,478	419,782
Net unamortized premium		13,127	13,871
Total Mortgages, net		$425,605	$433,653

NOTES PAYABLE
7.35% unsecured notes		30,000	$30,000	7.350%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
4.50% unsecured notes (4)		150,000	150,000	4.500%	February 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
3.75% unsecured notes (5)		115,000	115,000	3.750%	June 2023
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		975,000	975,000
Net unamortized discount		(4,601)	(4,822)
Impact of pay-floating swap agreements		(2,894)	(1,831)
Total Notes, net		$967,505	$968,347

CAPITAL LEASES		$27,788	$27,881	7.500%	June 2031

TOTAL DEBT		$1,650,898	$1,644,881

(1)             The Company incurs interest using the 30-day LIBOR rate which was 4.83% as of March 31, 2006. The interest rate on this facility adjusts based on the Company’s credit rating.

(2)             The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)             As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 4.83% as of March 31, 2006, plus spreads ranging from 65 to 85 basis points, or the Moody’s A Corporate Bond Index, which was 5.67% as of March 31, 2006, plus spreads ranging from 12.5 to 37.5 basis points.

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

The Company’s $350.0 million unsecured revolving credit facility (the “Revolving Facility”) and the Company’s $150.0 million secured term loan (the “Secured Term Loan” and, together with the Revolving Facility, the “Credit Agreements”) require that the Company maintain certain financial coverage ratios and other debt covenants. On July 19, 2005, in anticipation of the closing of the Galileo Transactions, the Company entered into amendments to the Credit Agreements. The amendments to each of the Credit Agreements were substantially identical.

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

•                                          The covenants in the Credit Agreements relating to permitted dividends by the Company were amended to specifically provide that the special dividend distributed to stockholders of the Company (Note 11) following the Galileo Transactions be permitted under the terms of the Credit Agreements;

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

As of March 31, 2006, these coverage ratios and debt covenants, as amended, included:

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

As of March 31, 2006, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2006 (remaining nine months)	$23,458
2007	294,551
2008	173,637
2009	163,424
2010	65,099
Thereafter	925,097
Total debt maturities	1,645,266

Net unamortized premiums on mortgages	13,127
Net unamortized discount on notes	(4,601)
Fair value adjustment on pay-floating swap agreements	(2,894)

Total debt obligations	$1,650,898

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

As of March 31, 2006, the Company’s derivative financial instruments consisted of two reverse arrears swap agreements. The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2006 (dollars in thousands). The notional amounts at March 31, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(2,079)
Reverse Arrears Swap	Fair Value	$15,000	4.030%	02/01/11	(815)
					$(2,894)

As of March 31, 2006, the reverse arrears swap debt of approximately $(2.9) million was reported as a component of the notes payable to which it was assigned. As of March 31, 2006, there were approximately $9.8 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps.

Over time, the unrealized gains and losses held in OCI (Note 13) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Approximately $1.4 million of expense, net, is expected to be amortized over the next 12 months. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

Note 10:         Minority Interest in Consolidated Partnership and Joint Ventures

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company at certain exchange rates), cash and the assumption of mortgage indebtedness. On September 27, 2005, in conjunction with the payment of a special cash distribution to the Company’s common stockholders of $3.00 per common share (see Note 11), certain unitholders received a corresponding special cash distribution of $3.00 per unit, which special cash distributions aggregated approximately $4.4 million. Unitholders who were not entitled to receive the special cash distribution received an adjustment to their exchange ratio, which adjustment accounts for the payment of the special cash distribution. After such adjustments, exchange ratios currently range from 1.0 to 1.6. ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2005	7,883,488	5,109,215	2,774,273
Issued	—	—	—-
Redeemed	—	—	—

Outstanding at March 31, 2006	7,883,488	5,109,215	2,774,273

Note 11:         Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Three Months Ended March 31,
	2006	2005
Basic EPS
Numerator:
Income from continuing operations	$32,069	$31,846
Preferred dividends	(5,484)	(5,467)
Net income available to common shares from continuing operations - basic	$26,585	$26,379

Net income available to common shares from discontinued operations - basic	$6,440	$6,841

Net income available to common shares - basic	$33,025	$33,220

Denominator:
Weighted average of common shares outstanding	104,257	102,820

Earnings per share - continuing operations	$0.26	$0.26
Earnings per share - discontinued operations	0.06	0.06
Basic earnings per common share	$0.32	$0.32

Diluted EPS
Numerator:
Income from continuing operations	$32,069	$31,846
Preferred dividends	(5,484)	(5,467)
Minority interest in consolidated partnership	150	282
Net income available to common shares from continuing operations - diluted	$26,735	$26,661

Net income available to common shares from discontinued operations - diluted	$6,440	$6,841

Net income available to common shares - diluted	$33,175	$33,502

Denominator:
Weighted average of common shares outstanding — basic	104,257	102,820
Effect of diluted securities:
Common stock options and contingently issuable shares	1,350	1,042
Excel Realty Partners, L.P. third party units	2,924	1,964
Convertible debt	—	165
Restricted stock	71	144
Weighted average of common shares outstanding - diluted	108,602	106,135

Earnings per share - continuing operations	$0.25	$0.25
Earnings per share - discontinued operations	0.06	0.07
Diluted earnings per common share	$0.31	$0.32

Note - For the three months ended March 31, 2006 and 2005, there were approximately 0.9 million and 0.6 million stock options, respectively, that were anti-dilutive.

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

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions, which program expired on December 31, 2005. Through December 31, 2005, approximately 2,150,000 shares were repurchased and retired at an average purchase price of $15.30 per share. In February 2006, the Company renewed the repurchase program to provide for the repurchase of up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. No shares were repurchased under the renewed common stock repurchase program in the three months ended March 31, 2006.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred E Shares”).

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500.00 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.  Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable. For the three months ended March 31, 2006, the Company recorded total, non-cash increases of approximately $0.2 million. The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized for the first quarter.

Stock Based Compensation

Stock Options

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). Generally, the approach to accounting for stock-based compensation in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative under SFAS No. 123(R).

SFAS No. 123(R) became effective for fiscal years beginning after December 31, 2005. The Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method during the first quarter of 2006. Under the modified prospective transition method, compensation cost is recognized beginning with the adoption date (i) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the adoption date and (ii) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the adoption date of SFAS No. 123(R) that remain unvested on the effective date.

During the three months ended March 31, 2006, the Company recorded approximately $0.3 million of amortization of deferred compensation related to stock-based compensation. The expense includes $0.1 million related to stock options and $0.2 million for restricted stock grants. Deferred compensation is recorded as a reduction to additional paid in capital.

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based compensation under the provisions of Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123 (“SFAS No. 148”), which was issued in December 2002. SFAS No. 148 provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The interim disclosure provisions of SFAS No. 148 are effective for the first interim period beginning after December 15, 2002. In January 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of FAS 123 to all employee stock awards granted, modified or settled after January 1, 2003. The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Company.

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the years ending December 31, 2004 and 2003 under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002. Beginning in August 2005, and as a result of the amendments to the stock options discussed above, all previously stock-based compensation previously accounted for under Opinion 25 was revalued under the fair value methods of SFAS No. 123(R). Accordingly, this compensation cost was recognized in the quarter ended March 31, 2006.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income, as reported	$38,687
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)
Pro forma net income	$38,600

Earnings per share:
Basic — as reported	$0.32
Basic — pro forma	$0.32

Earnings per share:
Diluted — as reported	$0.32
Diluted — pro forma	$0.31

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company. Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000. These prior outstanding option grants are now incorporated under the active stock option plan. The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company. The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant. The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee. As of March 31, 2006, approximately 2.0 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan. The stock options outstanding under the 2003 Plan, at March 31, 2006, had exercise prices from $11.35 to $25.05 and a weighted average remaining contractual life of approximately 6.9 years. The total amount of option shares exercisable under the 2003 Plan, at March 31, 2006, was approximately 2.3 million.

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

The Company uses the Black-Scholes-Merton closed form model (“Black-Scholes option pricing model”), which uses the assumptions detailed in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s use of the Black-Scholes option pricing model requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of the vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, significantly different amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock option grants and stock options outstanding, but not yet vested, on the date the Company adopted SFAS No. 123(R).

The Company believes that the use of the Black-Scholes option pricing model meets the fair value measurement objectives of SFAS No. 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $2.02 for options granted during the period ended March 31, 2006 and the fair value of $1.10 for options granted during the period ended March 31, 2005:

	March 31, 2006	March 31, 2005
Expected dividend yield	6.50%	7.50%
Risk-free interest rate	4.65% - 4.75%	3.55%
Expected volatility	18.00%	15.00%
Expected life in years	1.5 years - 5.5 years	3.0 years

The following tables summarize information concerning outstanding and exercisable options as of March 31, 2006, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	744,818	3.9 years		744,818
$12.23	16,942	4.2 years		16,942
$12.40	63,254	4.5 years		63,254
$13.71	380,727	5.0 years		380,727
$15.15	18,071	5.2 years		18,071
$16.97	490,047	6.9 years		157,496
$17.41	23,152	6.2 years		23,152
$17.60	150,753	3.1 years		150,753
$17.70	767,943	6.0 years		195,778
$17.77	16,940	3.2 years		16,940
$17.82	18,952	2.5 years		18,952
$18.45	39,530	7.2 years		39,530
$21.08	42,072	8.2 years		42,072
$22.75	592,985	8.9 years		118,565
$23.11	606,107	7.9 years		242,435
$23.85	44,614	9.2 years		44,614
$25.05	850,000	9.9 years		—

Total	4,866,907	6.9 years	$18.91	2,274,099	$15.72

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share	Intrinsic Value
Outstanding at December 31, 2005	4,113,213	$17.59

Granted	850,000	$25.05
Exercised	(53,464)	$15.00
Forfeited	(42,842)	$19.18
Outstanding at March 31, 2006	4,866,907	$18.91	$34,214,356

Options exercisable at March 31, 2006	2,274,099	$15.72	$23,241,292

Stock Awards

During the three months ended March 31, 2006, the Company granted 50,060 restricted shares of common stock to certain employees. Of these shares, 25,030 will vest proportionately over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant. The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares in accordance with the provisions of SFAS No. 123(R), as discussed above.

The following table reports restricted stock activity during the three months ended March 31, 2006 (in thousands):

	Number of Shares	Intrinsic Value
Unvested Shares at December 31, 2005	133,036

Granted	50,060
Vested and Distributed	(27,608)
Forfeited	(1,500)

Unvested Shares at March 31, 2006	153,988	$3,994,449

As of March 31, 2006, there was approximately $2.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, specifically, previously granted shares of  restricted stock. That cost is expected to be recognized over a weighted-average period of 3.9 years.

During the three months ended March 31, 2006, the Company also granted 1,746 shares of common stock to members of its Board of Directors. These shares vested immediately upon grant. For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date. Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan. The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation. Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee. The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit. As of March 31, 2006, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $3.1 million. Expenses for the three months ended March 31, 2006 were immaterial.

Note 12:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company has increased its previously taken reserve by an additional $2.5 million, for an aggregate reserve of approximately $4.8 million as of March 31, 2006. Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of March 31, 2006, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of five separate letters of credit in connection with certain property related matters. If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw. As of March 31, 2006, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.9 million.

•      Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2006, the Company had mortgage loans outstanding of approximately $425.6 million, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.8 billion. In addition, from time to time, the Company will guarantee certain construction and other obligations relative to certain joint venture development projects. The Company does not expect its obligation under such guarantees will be material.

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

Year
2006 (remaining nine months)	$2,025
2007	3,106
2008	2,784
2009	2,727
2010	2,662
Thereafter	37,458

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

Note 13:           Comprehensive Income

Total comprehensive income was $39.4 million and $40.8 million for the three months ended March 31, 2006 and 2005, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of March 31, 2006 and December 31, 2005, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of March 31, 2006	As of December 31, 2005

Unrealized gains on available-for-sale securities	$2,574	$2,040
Unrealized gains on deferred compensation	57	39
Realized gains on interest risk hedges	1,696	1,751
Realized losses on interest risk hedges	(11,490)	(11,904)
Accumulated other comprehensive loss	$(7,163)	$(8,074)

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

On August 10, 2005, we completed the Galileo Transactions. Due to our continued interest in the Galileo Properties through a retained 5% ownership interest in Galileo America LLC, and our acquisition of certain property and asset management rights as part of the Galileo Transactions, the results of operations of these properties were not classified as discontinued operations for the three months ended March 31, 2006 and 2005. Accordingly, our results of operations for the three months ended March 31, 2005 include the results of operations of the Galileo Properties.

During the three months ended March 31, 2006, we acquired two buildings, one immediately adjacent to Tarpon Mall (a shopping center owned by us), and the other immediately adjacent to Hazel Path (a shopping center owned by us). During 2005, we acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing (a shopping center owned by us), a vacant building immediately adjacent to Victory Square (a shopping center owned by us), six land parcels, the remaining 90% interest in Marketplace at Wycliffe (a shopping center in which we owned the other 10% interest), and the remaining 90% interest in Mableton Walk (a shopping center in which we owned the other 10% interest) (collectively, the “2005 Acquisitions”).

In accordance with the provisions of SFAS No. 144, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our Consolidated Statements of Income and Comprehensive Income. Therefore, results of operations from prior periods have been restated to reflect the current pool of assets that have been disposed of or are held for sale.

Results of operations for the three months ended March 31, 2006 and 2005

Rental Revenues:

Total rental revenues decreased $9.2 million, or 7%, from $127.8 million for the three months ended March 31, 2005 to $118.6 million for the three months ended March 31, 2006. Significant changes are discussed below.

Rental income decreased $8.6 million, or 9%, from $98.6 million for the three months ended March 31, 2005 to $90.0 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased rental income by approximately $4.1 million

•                  Increased lease settlement income, which increased rental income by approximately $4.2 million

•                  Net increases in occupancy, rental rates and straight-line rent adjustments, which increased rental income by approximately $2.3 million

•                  Increased cost of living adjustments, combined with increases in miscellaneous rental income, which increased rental income by approximately $0.2 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $19.4 million

Expense reimbursements decreased $3.1 million, or 12%, from $25.1 million for the three months ended March 31, 2005 to $22.0 for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased expense reimbursements by approximately $1.1 million

•                  A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $0.9 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $0.3 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $4.8 million

•                  A net decrease in the amount of reimbursable common area maintenance expenses, which decreased expense reimbursements by approximately $0.6 million

Fee income increased $2.7 million, or 169%, from $1.6 million for the three months ended March 31, 2005 to $4.3 million for the three months ended March 31, 2006. Fee income is derived from services provided to our joint ventures and other managed projects, and the increases in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $1.8 million

•                  Leasing fee revenue, which increased fee income by approximately $0.1 million

•                  Acquisition fee revenue, which increased fee income by approximately $0.2 million

•                  Asset management fee revenue, which increased fee income by approximately $0.6 million

Operating Expenses:

Total operating expenses decreased $4.4 million, or 6%, from $70.0 million for the three months ended March 31, 2005 to $65.6 million for the three months ended March 31, 2006. Significant changes are discussed below.

Operating costs decreased $2.6 million, or 12%, from $21.4 million for the three months ended March 31, 2005 to $18.8 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased operating costs by approximately $0.9 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing  number of properties under management, which increased operating costs by approximately $0.9 million

•                  Increased repair expenses, which increased operating costs by approximately $0.3 million

•                  Costs recorded for conditional asset retirement obligations in accordance with FIN 47, and in anticipation of future environmental remediation, which increased operating costs by approximately $0.3 million

•                  Increased utilities, which increased operating costs by approximately $0.1 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $4.0 million

•                  Decreased snow removal costs, which decreased operating costs by approximately $0.4 million

•                  Increased capitalization with respect to our redevelopment projects, due to increased project spending, which decreased operating costs by approximately $0.7 million

Real estate taxes decreased $1.8 million, or 11%, from $16.1 million for the three months ended March 31, 2005 to $14.3 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased real estate taxes by approximately $0.7 million

•                  Property tax rate increases at certain municipalities, combined with higher assessments at certain properties, which increased real estate taxes by approximately $0.7 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $2.9 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.3 million

Depreciation and amortization decreased $2.0 million, or 8%, from $25.2 million for the three months ended March 31, 2005 to $23.2 million for the three months ended March 31, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $2.4 million

•                  Increased depreciation expense on properties previously under redevelopment, or classified as held for sale, which increased depreciation and amortization by approximately $0.4 million

•                  Increased amortization expense of intangible assets, which increased depreciation and amortization by approximately $0.1 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.5 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $4.7 million

•                  Increased tenant move-outs in the first quarter of 2006 as compared with the first quarter of 2005, which decreased depreciation and amortization by approximately $0.7 million

Provision for doubtful accounts decreased $0.5 million, or 19%, from $2.7 million for the three months ended March 31, 2005 to $2.2 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  Reserves taken in connection with the sale of the Galileo Properties, which increased provision for doubtful accounts by approximately $0.3 million

•                  Increased recoveries of previously reserved amounts, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $0.8 million

General and administrative expenses increased $2.4 million, or 52%, from $4.6 million for the three months ended March 31, 2005 to $7.0 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  Increased payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, and comprised of the following, which increased general and administrative expenses by approximately $1.3 million:

•        Increased payroll expense of approximately $0.4 million

•        Increased bonus expense of approximately $0.4 million

•        Increased social security expense of approximately $0.2 million

•        Increased medical expense of approximately $0.3 million

•                  Costs incurred in connection with offshore accounting, which increased general and administrative expenses by approximately $0.5 million

•                  Increased legal fees, which increased general and administrative expenses by approximately $0.2 million

•                  Increased consulting fees, which increased general and administrative expenses by approximately $0.1 million

•                  Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.2 million

•                  A change in accounting methodology whereby expenses previously billed to the Galileo Properties and reflected as management fee income, an offset to general and administrative expenses, are now classified as fee income in the consolidated statement of operations, which change resulted in an increase in general and administrative expenses by approximately $0.4 million

•                  Decreased state tax expense, attributable to the reversal of reserves previously taken, in light of a recent evaluation of our state and franchise tax exposure, which decreased general and administrative expenses by approximately $0.3 million

Other Income and Expenses:

Interest, dividend and other income decreased $0.2 million, or 20%, from $1.0 million for the three months ended March 31, 2005 to $0.8 million for the three months ended March 31, 2006. This variance is primarily attributable to decreased mortgage receivable balances, resulting from the repayment of loans outstanding.

Equity in income of unconsolidated ventures increased $0.5 million, or 71%, from $0.7 million for the three months ended March 31, 2005 to $1.2 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  Increased income before depreciation, attributable to the following, which increased equity in income of unconsolidated ventures by approximately $3.8 million:

•                  The operating performance of Galileo America LLC, in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $1.4 million

•                  Increased operating performance of  NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of six properties by the joint venture subsequent to March 31, 2005, which increased income before depreciation by approximately $0.1 million

•                  Improved operating performance of BPR Shopping Center, L.P., and the allocation of 2005 income in 2006, which increased income before depreciation by approximately $2.0 million

•                  A gain on the sale of land by BPR Land Partnership, L.P. in the first quarter of 2006, which increased income before depreciation by approximately $0.4 million

•                  A gain on the sale of Rodney Village, a property owned by Benbrooke Ventures, a joint venture in which we formerly had a 50% interest, in the first quarter of 2005, which decreased income before depreciation by approximately $0.1 million

•                  Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $3.3 million

Interest expense decreased $4.5 million, or 16%, from $27.3 million for the three months ended March 31, 2005 to $22.8 million for the three months ended March 31, 2006. The following factors accounted for this variance:

•                  A higher interest rate on the Secured Term Loan, which increased interest expense by approximately $0.7 million

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $0.9 million

•                  A net decrease in the balance of our outstanding notes payable, attributable to the following transactions, which decreased interest expense by approximately $2.1 million:

•                  The September 2005 Debt Offering, which increased interest expense by approximately $3.3 million

•                  The repayment of $100.0 million of our outstanding 7.75% unsecured senior notes, due April 5, 2005, with a portion of the proceeds from the Galileo Transactions, which decreased interest expense by approximately $1.8 million

•                  The repayment of $250.0 million of our outstanding 5.875% unsecured senior notes, due June 15, 2007, with the proceeds from the September 2005 Debt Offering, which decreased interest expense by approximately $3.6 million

•                  A decrease in the average balance outstanding under the Revolving Facility, partially offset by a higher interest rate on the Revolving Facility, which decreased interest expense by approximately $0.8 million

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions, which decreased interest expense by approximately $1.5 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.7 million

Discontinued Operations:

For the three months ended March 31, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $0.8 million, $0.1 million and $5.7 million in results of operations, impairment of real estate held for sale, and gain on sale, respectively. For the three months ended March 31, 2005, such properties generated approximately $1.8 million and $5.0 million in results of operations and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2006	2005

Net income available to common stockholders — diluted	$33,175	$33,502
Deduct:
Minority interest in income of consolidated partnership	(150)	(282)
Net income available to common stockholders - basic	33,025	33,220
Add:
Depreciation and amortization
Continuing operations real estate assets	22,342	24,805
Discontinued operations real estate assets	40	883
Pro rata share of joint venture real estate assets	3,847	565
Deduct:
Gain on sale of real estate (1)	—	—
Gain on sale of discontinued operations (1)	(5,532)	(3,732)
Pro rata share of joint venture (gain) loss on sale of real estate (1)	—-	—-
Funds from operations — basic	53,722	55,741

Add:
Minority interest in income of consolidated partnership	150	282
Funds from operations — diluted	$53,872	$56,023

Net cash provided by operating activities	$38,157	$58,729
Net cash used in investing activities	(8,539)	(38,355)
Net cash used in financing activities	(28,323)	(3,714)

(1)             Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $14.0 million in available cash, cash equivalents and marketable securities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital. As of March 31, 2006, approximately $270.0 million was available for draw under the Revolving Facility.

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

On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. As a result of certain lease assignments, rejections and failures to renew, we currently have 10 Winn-Dixie leases (one of which is currently sub-leased) in our portfolio, including five leases at properties held in joint ventures in which we have either a 5% or 10% equity interest. The 10 non-rejected lease locations are all currently physically occupied and aggregate (including our pro rata share of joint venture properties) approximately 278,545 square feet of GLA and represent approximately $1.7 million of ABR, or approximately $6.14 per square foot. This represents approximately 0.5% of our total ABR. The 5 non-rejected lease locations within our wholly-owned portfolio aggregate approximately 261,936 square feet of GLA and represent approximately $1.6 million of ABR, or approximately $6.07 per square foot. If Winn-Dixie Stores terminates any of these leases, or if they receive substantial rent reductions or deferrals, such events will impact our rental revenues, but we do not believe this impact will be material. We do not believe that there are any other pending tenant bankruptcies that are likely to materially affect our rental revenues.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly. Pursuant to the terms of five of our joint venture agreements, we have committed to contribute up to an aggregate of $113.1 million of capital that may be required by such joint ventures. As of March 31, 2006, we contributed approximately $75.0 million of the committed amount. In addition to this amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which amount is not expected to be material. We expect to fund these capital requirements either out of excess cash from operations, or through draws on the Revolving Facility.

During the three months ended March 31, 2006, we completed six redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $27.3 million. Our current redevelopment pipeline in our consolidated portfolio is comprised of 30 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $174.7 million. Our current outparcel development pipeline in our consolidated portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $18.8 million. We intend on financing these redevelopment and outparcel redevelopment projects through cash from operations or draws on the Revolving Facility.

We also redevelop properties in our joint venture portfolios. Our current redevelopment pipeline for our joint venture portfolios is comprised of six projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $106.3 million. In addition, we develop outparcels of properties in our joint venture portfolios and during the three months ended March 31, 2006, our joint venture portfolios completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $6.0 million. The current outparcel development pipeline for our joint venture portfolios is comprised of one project, the aggregate cost of which, including costs incurred in prior years on the project, is expected to be approximately $2.2 million. We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

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

In February 2006, we renewed our common stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions. At that time, we also renewed our preferred stock and public debt repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions. As of March 31, 2006, no repurchases had been made under any of our renewed repurchase programs.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have investment grade credit ratings for prospective unsecured debt offerings from three major rating agencies — Standard & Poor’s (BBB), Moody’s Investor Service (Baa2) and Fitch Ratings (BBB+). A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt. If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

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

We selectively effect asset sales to generate cash proceeds. During the three months ended March 31, 2006, we generated approximately $18.6 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $0.8 million from the disposition of certain properties and land parcels held through joint ventures. During 2005, we generated approximately $1.1 billion in gross proceeds through the sale of the Galileo Properties as part of the Galileo Transactions, as well as the culling of non-core and non-strategic properties and approximately $17.1 million from the disposition of certain properties and land parcels held through joint ventures. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of March 31, 2006 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,617,478	$23,170	$467,336	$227,534	$899,438
Capital Lease Obligations	27,788	288	852	989	25,659
Operating Leases	50,762	2,025	5,890	5,389	37,458
Total	$1,696,028	$25,483	$474,078	$233,912	$962,555

(1)             Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

We intend to repay our 2006 contractual cash obligations, the balance of which represents maturing mortgages and scheduled amortization, either through draws under the Revolving Facility, with proceeds generated through the sale of assets, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of March 31, 2006 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of March 31, 2006	Current Interest Rate (1)	Maturity Date
Revolving Facility	$350,000	$80,000	LIBOR plus 65 bp (2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007
Total	$500,000	$230,000

(1)             We incur interest using a 30-day LIBOR rate, which was 4.83% at March 31, 2006.

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

As of March 31, 2006, these coverage ratios and debt covenants, as amended, included:

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

As of March 31, 2006, we had approximately $975.0 million of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.6%. These indentures also contain covenants that require us to maintain certain financial coverage ratios. These covenants are generally less onerous than the covenants contained in our existing Credit Agreements, as described above.

As of March 31, 2006, we were in compliance with all of the financial covenants under our existing Credit Agreements and public indentures, and we believe that we will continue to remain in compliance with these covenants. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing Credit Agreements and public indebtedness, as of March 31, 2006, we had approximately $412.5 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.3% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of March 31, 2006, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Acquisition Fund, LLC. We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets. Under the terms of the joint venture, we have committed to contribute our pro rata share of any capital that might be required by the joint venture for asset acquisitions, up to a maximum of $4.2 million, of which approximately $2.4 million had been contributed by us as of March 31, 2006. We anticipate contributing the remaining approximate $1.8 million by the end of 2007. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. As of March 31, 2006, the joint venture owned six operating retail properties and one property under redevelopment, and had loans outstanding of approximately $58.0 million. As of March 31, 2006, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $2.3 million.

•      Galileo America LLC. We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005, in conjunction with the Galileo Transactions. Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest. We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest. As of March 31, 2006, the joint venture was comprised of 128 retail assets, and had loans outstanding of approximately $1.2 billion. As of March 31, 2006, the book value of our investment in Galileo America LLC was approximately $33.1 million.

•      NP/I&G Institutional Retail Company, LLC. We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 13 retail properties as of March 31, 2006. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. We initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, we, together with ERP, contributed a disproportionate share of capital to the venture, such that our total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to us in February 2006. During the three months ended March 31, 2006, in connection with the acquisition of certain other assets, we increased our committed capital to the venture to $31.8 million, our capital investment balance as of March 31, 2006. The joint venture had loans outstanding of approximately $275.4 million as of March 31, 2006.

•      NP / I&G Institutional Retail Company II, LLC. In February 2006, we formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, we have a 20% interest in the venture and have agreed to contribute our pro rata share of any capital required by the venture for asset acquisitions, up to a maximum of $30.0 million. As of March 31, 2006, we had not made any such capital contributions. We anticipate contributing the $30.0 million at various times through the end of 2007. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. As of March 31, 2006, the joint venture did not own any properties. The joint venture had no loans outstanding as of March 31, 2006.

•      NPK Redevelopment I, LLC. We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, we have agreed to contribute $6.0 million, $1.0 million of which we have contributed as of March 31, 2006. After our contribution of the total committed amount, we will have a 20% interest in the venture and will be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. The joint venture had no loans outstanding as of March 31, 2006. As of March 31, 2006, the book value of our investment in NPK Redevelopment I, LLC was approximately $1.0 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of March 31, 2006. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P. We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $48.4 million as of March 31, 2006. As of March 31, 2006, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.6 million.

•      BPR Land Partnership, L.P. We have a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of March 31, 2006. As of March 31, 2006, the book value of our investment in BPR Land Partnership, L.P. was approximately $0.8 million.

•      BPR Shopping Center, L.P. We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $68.4 million as of March 31, 2006. As of March 31, 2006, the book value of our investment in BPR Shopping Center, L.P. was approximately $3.2 million.

•      BPR South, L.P. We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of March 31, 2006. As of March 31, 2006, the book value of our investment in BPR South, L.P. was approximately $0.8 million.

•      CA New Plan Venture Direct Investment Fund, LLC. We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum of $0.4 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture. As of March 31, 2006, we had not made any such capital contributions. As of March 31, 2006, the joint venture owned seven retail properties and had loans outstanding of approximately $60.8 million. As of March 31, 2006, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $0.9 million.

•      CA New Plan Venture Fund, LLC. During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.  As of March 31, 2006, the joint venture owned six operating retail properties and one retail property under redevelopment. Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and have agreed to contribute our share of any additional capital that might be required by the joint venture. As of March 31, 2006, we had not made any such capital contributions. The joint venture had loans outstanding of approximately $58.1 million as of March 31, 2006. As of March 31, 2006, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $3.7 million.

•      Westgate Mall, LLC. We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture plans to redevelop the mall into a large community shopping center. Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $23.9 million as of March 31, 2006.  As of March 31, 2006, the book value of our investment in Westgate Mall, LLC was approximately $1.1 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2006, none of which we believe will materially adversely affect us:

•      Letters of Credit. We have arranged for the provision of five separate letters of credit in connection with certain property related matters. If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw. As of March 31, 2006, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.9 million.

•      Non-Recourse and Other Debt Guarantees. Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2006, we had mortgage loans outstanding of approximately $425.6 million and our unconsolidated joint ventures had mortgage loans outstanding of approximately $1.8 billion. In addition, from time to time, we will guarantee certain construction and other obligations relative to certain joint venture development projects. We do not expect our obligations under such guarantees will be material.

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

Year
2006 (remaining nine months)	$2,025
2007	3,106
2008	2,784
2009	2,727
2010	2,662
Thereafter	37,458

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of March 31, 2006. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve established, we believe that the amount of the loss in excess of the reserve would be immaterial.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item IA of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006, we had approximately $24.2 million of outstanding floating rate mortgages. We also had approximately $230.0 million outstanding under our floating rate Credit Agreements. We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2006, in relation to our approximately $1.7 billion of outstanding total debt, our approximately $3.4 billion of total assets and our approximately $3.1 billion total equity market capitalization as of that date. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of March 31, 2006, we had entered into two reverse arrears swap agreements.  The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.2 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.2 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $319.2 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of March 31, 2006. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $0.1 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $0.1 million. This assumes that our total debt outstanding remains at approximately $1.7 billion, the balance as of March 31, 2006.

As of March 31, 2006, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                    Exhibits

10.1	Out-Performance Compensation Plan, effective as of February 27, 2006. †

10.2*	2005 Compensation Schedule for Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2006. †

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference as above indicated.

†                     Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2006

NEW PLAN EXCEL REALTY TRUST, INC.

By: /s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By: /s/ John B. Roche
John B. Roche
Chief Financial Officer
(Principal Financial Officer)