Form 10-Q
period 2006-06-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2006-08-07
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock of the Registrant outstanding on August 1, 2006 was 104,801,970.

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

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2006 and 2005
 (In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Rental income	$83,671	$98,957	$173,035	$197,186
Percentage rents	1,030	1,539	3,391	4,046
Expense reimbursements	26,800	28,567	48,714	53,607
Fee income	3,769	1,346	8,052	2,925
Total revenues	115,270	130,409	233,192	257,764

Operating Expenses:
Operating costs	18,306	20,494	37,007	41,832
Real estate taxes	14,256	18,230	28,537	34,220
Depreciation and amortization	22,138	24,389	45,259	49,498
Provision for doubtful accounts	2,273	2,012	4,452	4,667
General and administrative	7,327	4,606	14,338	9,191
Total operating expenses	64,300	69,731	129,593	139,408

Income before real estate sales, minority interest and other income and expenses	50,970	60,678	103,599	118,356

Other income and expenses:
Interest, dividend and other income	843	780	1,678	1,735
Equity in income of unconsolidated ventures	883	441	2,063	1,130
Interest expense	(22,894)	(28,178)	(45,675)	(55,509)
Minority interest in income of consolidated partnership and joint ventures	(201)	(1,134)	(351)	(1,416)
Income from continuing operations	29,601	32,587	61,314	64,296

Discontinued operations:
Income from discontinued operations (Note 5)	5,068	8,110	11,864	15,087

Net income	$34,669	$40,697	$73,178	$79,383

Preferred dividends	(5,489)	(5,471)	(10,973)	(10,938)
Net income available to common stock — basic	29,180	35,226	62,205	68,445
Minority interest in income of consolidated partnership	201	251	351	533
Net income available to common stock — diluted	$29,381	$35,477	$62,556	$68,978

Basic earnings per common share:
Income from continuing operations	$0.23	$0.26	$0.48	$0.52
Discontinued operations	0.05	0.08	0.12	0.14
Basic earnings per share	$0.28	$0.34	$0.60	$0.66

Diluted earnings per common share:
Income from continuing operations	$0.22	$0.25	$0.47	$0.51
Discontinued operations	0.05	0.08	0.11	0.14
Diluted earnings per share	$0.27	$0.33	$0.58	$0.65

Average shares outstanding — basic	104,493	103,164	104,376	103,002
Average shares outstanding — diluted	108,894	106,685	108,750	106,404

Dividends per common share	$0.3125	$0.4125	$0.6250	$0.8250

Other comprehensive income:
Net income	$34,669	$40,697	$73,176	$79,383
Unrealized (loss) gain on available-for-sale securities	(278)	564	256	325
Unrealized (loss) gain on deferred compensation	(34)	24	(16)	24
Realized loss on interest risk hedges, net	(42)	(157)	(97)	(2,168)
Unrealized gain (loss) on interest risk hedges, net	400	(5,475)	814	(791)
Comprehensive income	$34,715	$35,653	$74,133	$76,773

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(In thousands, except fractions, percentages and par value amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land	$735,880	$724,901
Building and improvements	2,694,357	2,668,177
Accumulated depreciation and amortization	(408,362)	(376,816)
Net real estate	3,021,875	3,016,262
Real estate held for sale	35,337	19,244
Cash and cash equivalents	9,234	9,202
Restricted cash	19,657	19,906
Marketable securities	3,269	3,014
Receivables:
Trade, net of allowance for doubtful accounts of $29,339 and $27,540 at June 30, 2006 and December 31, 2005, respectively	21,659	20,751
Deferred rent, net of allowance of $1,650 and $1,592 at June 30, 2006 and December 31, 2005, respectively	30,748	29,314
Other, net	21,432	25,138
Mortgages and notes receivable	731	795
Prepaid expenses and deferred charges	47,402	43,346
Investments in/advances to unconsolidated ventures	85,099	95,538
Intangible assets, net of accumulated amortization of $15,216 and $10,927 at June 30, 2006 and December 31, 2005, respectively	73,019	78,046
Other assets	11,747	9,206
Total assets	$3,381,209	$3,369,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $12,382 and $13,871 at June 30, 2006 and December 31, 2005, respectively	$430,948	$433,653
Notes payable, net of unamortized discount of $4,381 and $4,822 at June 30, 2006 and December 31, 2005, respectively	966,791	968,347
Credit agreements	235,000	215,000
Capital leases	27,694	27,881
Dividends payable	37,957	37,826
Other liabilities	116,833	127,369
Tenant security deposits	10,997	10,641
Total liabilities	1,826,220	1,820,717

Minority interest in consolidated partnership and joint ventures	57,110	57,659

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares issued and outstanding at June 30, 2006 and December 31, 2005; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares issued and outstanding at June 30, 2006 and December 31, 2005	10	10
Common stock, $.01 par value, 250,000 shares authorized; 104,726 and 104,305 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,047	1,042
Additional paid-in capital	2,045,643	2,036,880
Accumulated other comprehensive loss	(7,117)	(8,074)
Accumulated distribution in excess of net income	(541,704)	(538,472)
Total stockholders’ equity	1,497,879	1,491,386
Total liabilities and stockholders’ equity	$3,381,209	$3,369,762

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited, in thousands)

	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$73,178	$79,383
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	45,547	51,338
Amortization of net premium/discount on mortgages and notes payable	(1,047)	(1,644)
Amortization of deferred debt and loan acquisition costs	1,146	1,224
Amortization of stock options	1,163	891
Interest on swaps	851	197
Amortization of asset retirement liabilities	278	—
Amortization of below market leases	(780)	—
Gain on sale of discontinued operations, net	(10,139)	(11,696)
Minority interest in income of consolidated partnership	351	1,416
Impairment of real estate assets	305	—
Equity in income of unconsolidated ventures	(2,063)	(1,131)
Distributions of income from unconsolidated ventures	2,875	—
Changes in operating assets and liabilities, net:
Change in restricted cash	250	3,708
Change in trade receivables	(908)	3,303
Change in deferred rent receivables	(1,450)	(3,472)
Change in other receivables	3,706	33
Change in other liabilities	(9,678)	7,112
Change in tenant security deposits	356	468
Change in sundry assets and liabilities	(3,396)	(6,718)
Net cash provided by operating activities	100,545	124,412

Cash flows from investing activities:
Real estate acquisitions and building improvements	(54,112)	(71,343)
Acquisition, net of cash and restricted cash received	(16,985)	(56,129)
Proceeds from real estate sales, net	27,354	17,503
Repayments of mortgage notes receivable	64	10,650
Leasing commissions paid	(4,880)	(6,070)
Cash from joint venture consolidation (Note 2)	—	54
Cash paid for joint venture investment	—	(5,441)
Proceeds from sale of joint venture interest	—	8,160
Capital contributions to unconsolidated ventures	(5,312)	(6,300)
Distributions of capital from unconsolidated ventures	14,342	6,208
Net cash used in investing activities	(39,529)	(102,708)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(10,356)	(20,526)
Proceeds from public debt offering	—	99,930
Repayment of public debt	—	(100,000)
Cash paid for swap agreement	—	(2,476)
Proceeds from credit facility borrowing	75,000	295,000
Repayment of credit facility	(55,000)	(206,000)
Financing fees	(179)	(2,024)
Distributions paid to minority partners	(1,920)	(1,483)
Dividends paid	(75,859)	(95,496)
Proceeds from exercise of stock options	3,236	7,347
Repayment of loans receivable for the purchase of common stock	115	118
Proceeds from dividend reinvestment plan	3,874	4,975
Net cash used in financing activities	(61,089)	(20,635)

Net (decrease) increase in cash and cash equivalents	(73)	1,069

Cash and cash equivalents at beginning of period	9,202	7,292

Cash and cash equivalents at end of period	$9,129	$8,361

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$50,702	$59,011
Capitalized interest	6,071	3,412
State and local taxes paid	210	(140)
Mortgages assumed, net	8,953	27,797
Partnership units issued in acquisition	—	14,547

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and if the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”).  The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls.  Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence.  The Company will reconsider its determination of whether an entity is a VIE and who qualifies as the primary beneficiary if certain events occur that are likely to cause a change in the original determinations.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Net Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Net earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Net earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $29.3 million and $27.5 million as of June 30, 2006 and December 31, 2005, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

The total amount of other intangible assets allocated to in-place lease values is based on management’s evaluation of the specific characteristics of each lease and the Company’s overall relationship with each tenant.  Factors considered in the allocation of these values include, but are not limited to, the nature of the existing relationship with the tenant, the tenant’s credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases.  Management will also consider information obtained about a property in connection with its pre-acquisition due diligence.  Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions.  Management will estimate costs required to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property.  Independent appraisals and/or management’s estimates will be used to determine these values.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%.  Interest on such loans is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At June 30, 2006 and December 31, 2005, the Company had aggregate loans to employees of approximately $0.5 million and $0.6 million, respectively.

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

Balance at December 31, 2005	$12,512

Costs capitalized	3,328
Amortization / write-offs	(1,657)

Balance at June 30, 2006	$14,183

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

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which the Company adopted as of December 31, 2005.  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.0 million as of June 30, 2006.  During the three and six months ended June 30, 2006 the Company recorded approximately $5,800 and $0.3 million, respectively, of accretion associated with its asset retirement obligation liability.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $1.0 million and $0.7 million at June 30, 2006 and December 31, 2005, respectively.

General Liability Insurance

The Company has one wholly-owned captive insurance company, ERT CIC, LLC (“ERT CIC”), which underwrites the first layer of general liability insurance programs for the Company’s wholly-owned, majority-owned and joint venture properties (excluding properties owned by CA New Plan Acquisition Fund, LLC, CA New Plan Direct Investment Fund, LLC and CA New Plan Venture Fund, LLC, which are covered under a separate policy).  The Company carries general liability insurance on its properties in amounts that it believes (i) adequately insures all of its properties and (ii) are in line with coverage obtained by owners of similar properties.  As the Company owns ERT CIC, the Company is responsible for ERT CIC’s liquidity and capital resources, and the accounts of ERT CIC are part of the Company’s consolidated financial statements.  If the Company experiences a loss and ERT CIC is required to pay under its insurance policy, the Company would ultimately record a loss to the extent of such required payment.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  Lease termination fees were approximately $0.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $5.9 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively.

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

The Company may elect to treat one or more of its subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  TRS are subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRS.  At June 30, 2006, the Company’s TRS had a tax net operating loss carryforward of approximately $15.6 million, expiring from 2015 to 2020.  In addition, the Company’s TRS had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold.  The Company’s TRS have ascribed a full valuation allowance to their net deferred tax assets.

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

Reclassifications

In accordance with the provisions of SFAS No. 144, certain prior period amounts have been reclassified to conform with the current period presentation.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Note 3:           Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2006, the Company acquired two buildings, one immediately adjacent to Tarpon Mall, a shopping center owned by the Company, and the other immediately adjacent to Hazel Path, a shopping center owned by the Company. Please refer to the following table for additional details (dollars in millions).

					Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area	Purchase Price	ERP Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	01/27/06	6,580	$ 2.3	—	—	$ 2.3
Building at Hazel Path	Hendersonville, TN	02/21/06	94,977	$ 4.8	—	—	$ 4.8
	Total			$ 7.1	—	—	$ 7.1

Additionally, on June 20, 2006, NewSem Tyrone Gardens LLC, a joint venture with The Sembler Company in which the Company holds a 90% interest, acquired Tyrone Gardens, a 209,337 square foot shopping center located in St. Petersburg, Florida, for approximately $19.0 million, including approximately $9.0 million of assumed mortgage indebtedness.  In accordance with the provisions of FIN 46, this property is included as a consolidated entity in the Company’s Consolidated Financial Statements and throughout the remainder of this document.

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

Other Dispositions

During the six months ended June 30, 2006, the Company sold six shopping centers and two land parcels for aggregate gross proceeds of approximately $27.6 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

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

Note 4:           Real Estate Held for Sale

As of June 30, 2006, eight shopping centers, one single tenant property and six land parcels were classified as “Real estate held for sale.”  These properties are located in nine states and have an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $35.3 million, net of accumulated depreciation of approximately $2.7 million and accumulated impairment of approximately $0.2 million, as of June 30, 2006.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 5).

As of December 31, 2005, five retail properties and three land parcels were classified as “Real estate held for sale.”  These properties are located in five states and have an aggregate gross leasable area of approximately 0.5 million square feet.  Such properties had an aggregate book value of approximately $19.2 million, net of accumulated depreciation of approximately $3.6 million, as of December 31, 2005.  The five retail properties and three land parcels were all under contract for sale as of December 31, 2005 and all sales are expected to close by the third quarter of 2006, but in any event no later than December 31, 2006.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 5).

Note 5:           Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue
Real estate held for sale	$995	$786	$1,909	$1,508
Other discontinued operations	406	3,864	1,186	7,968
Total revenue	1,401	4,650	3,095	9,476

Operating costs
Real estate held for sale	(136)	(126)	(288)	(255)
Other discontinued operations	(81)	(1,147)	(280)	(2,432)

Real estate taxes
Real estate held for sale	(89)	(91)	(178)	(176)
Other discontinued operations	(207)	(523)	(316)	(1,047)

Interest expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	—	—	(5)

Depreciation and amortization
Real estate held for sale	(132)	(134)	(246)	(262)
Other discontinued operations	(1)	(719)	(41)	(1,578)

Provision for doubtful accounts
Real estate held for sale	(3)	5	(20)	(37)
Other discontinued operations	104	(498)	304	(292)

General and Administrative
Real estate held for sale	—	—	—	—
Other discontinued operations	—	—	—	(2)

Total operating costs	(545)	(3,233)	(1,065)	(6,086)

Income from discontinued operations before impairment and gain on sale	856	1,417	2,030	3,390

Gain on sale of other discontinued operations (1)	4,419	6,693	10,139	11,697

Impairment of real estate held for sale and other discontinued operations	(207)	—	(305)	—

Income from discontinued operations	$5,068	$8,110	$11,864	$15,087

(1) For the six months ended June 30, 2005, balance includes approximately $3.5 million attributable to the gain on sale of, and final distributions from, Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest.

Note 6:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2006 and December 31, 2005 (dollars in thousands).  The Company accounts for these investments using the equity method.

				Company
					Investments in/Advances to
					Unconsolidated Ventures
				Percent	June 30,	December 31,
	City	State	JV Partner	Ownership	2006	2005
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,629	$6,663

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$938	$1,221

BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$3,183	$3,615

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$823	$822

CA New Plan Acquisition Fund, LLC (3)	Various	Various	Major U.S. Pension Fund	10%	$2,647	$1,409

CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$1,030	$849

CA New Plan Venture Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$3,265	$3,692

Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$34,323	$33,762

NP/I&G Institutional Retail Company, LLC (5)	Various	Various	JPMorgan Investment Management, Inc.	20%	$30,184	$41,447

NP/I&G Institutional Retail Company II, LLC (1) (6)	—	—	JPMorgan Investment Management, Inc.	20%	—	—

NPK Redevelopment I, LLC (7)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$1,001	$1,000

Westgate Mall, LLC (8)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$1,076	$1,058

		Investments in/Advances to Unconsolidated Ventures			$85,099	$95,538

(1)                                  The Company receives increased participation after a 10% return.

(2)                                  The Company receives a 10% preferred return on its investment.

(3)                                  The Company receives increasing participation after a 10% IRR.

(4)                                  The Company receives increasing participation after a 12% IRR.

(5)                                  The Company receives increased participation after a 12% IRR.

(6)                                  The joint venture did not own any properties as of June 30, 2006.

(7)                                  The Company has committed to contribute an additional $5.0 million to this joint venture.  Percent ownership represents the Company’s ownership interest in the joint venture subsequent to such contribution.  The Company receives increasing participation after a 10% return.

(8)                                  The Company receives increasing participation after a 13% IRR.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets	June 30, 2006	December 31, 2005

Assets:
Real estate assets	$2,925,536	$2,687,346
Accumulated depreciation	(117,604)	(79,158)
Net real estate	2,807,932	2,608,188
Trade receivables, net of allowance for doubtful account	21,883	15,909
Other assets, net of accumulated amortization	180,336	198,779
Total Assets	$3,010,151	$2,822,876

Liabilities:
Mortgages payable, net of unamortized premium	$1,745,454	$1,704,473
Credit facilities	132,266	38,993
Amounts payable to New Plan	2,429	6,605
Other liabilities	116,919	119,723
Total liabilities	1,997,068	1,869,794
Total partners’ capital	1,013,083	953,082
Total liabilities and partners’ capital	$3,010,151	$2,822,876

Company’s investments in/advances to unconsolidated ventures	$85,099	$95,538

	Three Months Ended		Six Months Ended
Condensed Combined Statements of Income	June 30,		June 30,
	2006	2005	2006	2005
Rental revenues	$80,730	$18,865	$160,915	$36,600
Operating expenses	(25,291)	(5,751)	(47,619)	(10,748)
Interest expense	(25,914)	(5,759)	(49,537)	(10,988)
Depreciation and amortization	(24,764)	(4,275)	(51,908)	(8,258)
Other (expense) income, net	(154)	223	181	468
Gain on sale of real estate	777	9,227	1,548	9,227
Net income	$5,384	$12,530	$13,580	$16,301

Company’s share of net income	$883	$441	$2,063	$1,130

The following is a brief summary of the unconsolidated joint venture obligations that the Company had as of June 30, 2006.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $48.2 million as of June 30, 2006.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2006.

•      BPR Shopping Center, L.P.  The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $68.2 million as of June 30, 2006.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2006.

•      CA New Plan Acquisition Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for asset acquisitions, up to a maximum amount of $4.2 million, of which approximately $2.8 million had been contributed by the Company as of June 30, 2006.  The Company anticipates contributing the remaining approximate $1.4 million by the end of 2007.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  As of June 30, 2006, the joint venture owned seven operating retail properties and one property under redevelopment.  The joint venture had loans outstanding of approximately $67.9 million as of June 30, 2006.

•      CA New Plan Venture Direct Investment Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.4 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture.  As of June 30, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture owned seven retail properties as of June 30, 2006.  The joint venture had loans outstanding of approximately $60.7 million as of June 30, 2006.

•      CA New Plan Venture Fund, LLC.  During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.  As of June 30, 2006, the joint venture owned five operating retail properties and one retail property under redevelopment.  Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture.  As of June 30, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $54.8 million as of June 30, 2006.

•      Galileo America LLC.  The Company has a 5% interest in this joint venture, which interest was acquired in conjunction with the Galileo Transactions (Note 3).  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of June 30, 2006, this joint venture was comprised of 131 stabilized retail assets, one property under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

•      NP / I&G Institutional Retail Company, LLC.  In November 2003, the Company formed a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 retail properties as of June 30, 2006.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Company initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Company together with ERP, contributed a disproportionate share of capital to the venture, such that the Company’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Company in February 2006.  During the six months ended June 30, 2006, in connection with the acquisition of certain other assets, the Company increased its committed capital to the venture to $31.8 million.  The joint venture had loans outstanding of approximately $281.7 million as of June 30, 2006.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Company formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions, up to a maximum of $30.0 million.  As of June 30, 2006, the Company had not made any such capital contributions.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  As of June 30, 2006, the joint venture did not own any properties.  The joint venture had no loans outstanding as of June 30, 2006.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has committed to contribute $6.0 million, of which $1.0 million had been contributed by the Company as of June 30, 2006.  After the contribution of the total committed amount, the Company will have a 20% interest in the venture and be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2006.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $26.2 million as of June 30, 2006.

Note 7:           Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	June 30, 2006	December 31, 2005	Amortization Period
In-place lease value, legal fees and leasing commissions, net (Note 2)	$30,870	$34,454	Life of lease
Above market leases acquired, net (Note 2)	2,842	3,498	Life of lease
Amounts paid for asset management fee stream, net (Note 2)	18,076	18,307	40 years
Amounts paid for property management rights, net (Note 2)	21,231	21,787	20 years

Total	$73,019	$78,046

Aggregate amortization expense on these assets for the three months ended June 30, 2006 and 2005 was approximately $2.1 million and $1.5 million, respectively.  Aggregate amortization expense for the three months ended June 30, 2005 included write-offs of approximately $0.1 million.  Aggregate amortization expense on these assets for the six months ended June 30, 2006 and 2005 was approximately $4.9 million and $2.9 million, respectively, and included write-offs of approximately $0.5 million and $0.1 million, respectively.  The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2006 (remaining six months)	$3,280
2007	7,026
2008	6,339
2009	5,960
2010	5,462

Note 8:           Debt Obligations

As of June 30, 2006 and December 31, 2005, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	June 30, 2006	December 31, 2005	Stated Interest Rates	Scheduled Maturity Date
CREDIT AGREEMENTS
Revolving Facility	$350,000	$85,000	$65,000	LIBOR + 65 bp (1) (2)	June 2007
Secured Term Loan	150,000	150,000	150,000	LIBOR + 85 bp (1)	June 2007
Total Credit Agreements	$500,000	$235,000	$215,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$394,522	$395,486	5.240% – 9.625%	2007 – 2028
Variable Rate Mortgages		24,044	24,296	Variable (3)	2006 – 2011
Total Mortgages		418,566	419,782
Net unamortized premium		12,382	13,871
Total Mortgages, net		$430,948	$433,653

NOTES PAYABLE
7.35% unsecured notes		$30,000	$30,000	7.350%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
4.50% unsecured notes (4)		150,000	150,000	4.500%	February 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
3.75% unsecured notes (5)		115,000	115,000	3.750%	June 2023
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		975,000	975,000
Net unamortized discount		(4,381)	(4,822)
Impact of pay-floating swap agreements		(3,828)	(1,831)
Total Notes, net		$966,791	$968,347

CAPITAL LEASES		$27,694	$27,881	7.500%	June 2031

TOTAL DEBT		$1,660,433	$1,644,881

(1)          The Company incurs interest using the 30-day LIBOR rate which was 5.33% as of June 30, 2006.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)          The Company also incurs an annual facility fee of 20 basis points on this facility.

(3)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 5.33% as of June 30, 2006, plus spreads ranging from 65 to 85 basis points, or the Moody’s A Corporate Bond Index, which was 5.91% as of June 30, 2006, plus spreads ranging from 12.5 to 37.5 basis points.

(4)          The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(5)          Represents the Company’s convertible senior notes, which are redeemable for cash, in whole or in part, any time after June 9, 2008.

The Company’s $350.0 million unsecured revolving credit facility (the “Revolving Facility”) and the Company’s $150.0 million secured term loan (the “Secured Term Loan” and, together with the Revolving Facility, the “Credit Agreements”) require that the Company maintain certain financial coverage ratios and other debt covenants.  As of June 30, 2006, these coverage ratios and debt covenants, as amended, included:

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

As of June 30, 2006, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2006 (remaining six months)	$20,567
2007	299,692
2008	173,788
2009	172,017
2010	65,099
Thereafter	925,097
Total debt maturities	1,656,260

Net unamortized premiums on mortgages	12,382
Net unamortized discount on notes	(4,381)
Fair value adjustment on pay-floating swap agreements	(3,828)

Total debt obligations	$1,660,433

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

As of June 30, 2006, the Company’s derivative financial instruments consisted of two reverse arrears swap agreements.  The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2006 (dollars in thousands).  The notional amounts at June 30, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(2,815)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(1,013)
		$65,000			$(3,828)

As of June 30, 2006, the reverse arrears swap debt of approximately $(3.8) million was reported as a component of the notes payable to which it was assigned.  As of June 30, 2006, there were approximately $9.4 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps.

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

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2005	7,883,488	5,109,215	2,774,273
Issued	—	—	—-
Redeemed	—	—	—

Outstanding at June 30, 2006	7,883,488	5,109,215	2,774,273

Note 11:         Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic EPS
Numerator:
Income from continuing operations	$29,601	$32,587	$61,314	$64,296
Preferred dividends	(5,489)	(5,471)	(10,973)	(10,938)
Net income available to common shares from continuing operations - basic	24,112	27,116	50,341	53,358

Net income available to common shares from discontinued operations basic	5,068	8,110	11,864	15,087

Net income available to common shares - basic	$29,180	$35,226	$62,205	$68,445

Denominator:
Weighted average of common shares outstanding	104,493	103,164	104,376	103,002

Earnings per share - continuing operations	$0.23	$0.26	$0.48	$0.52
Earnings per share - discontinued operations	0.05	0.08	0.12	0.14
Basic earnings per common share	$0.28	$0.34	$0.60	$0.66

Diluted EPS
Numerator:
Income from continuing operations	$29,601	$32,587	$61,314	$64,296
Preferred dividends	(5,489)	(5,471)	(10,973)	(10,938)
Minority interest in consolidated partnership	201	251	351	533
Net income available to common shares from continuing operations - diluted	24,313	27,367	50,692	53,891

Net income available to common shares from discontinued operations - diluted	5,068	8,110	11,864	15,087

Net income available to common shares - diluted	$29,381	$35,477	$62,556	$68,978

Denominator:
Weighted average of common shares outstanding - basic	104,493	103,164	104,376	103,002
Effect of diluted securities:
Common stock options and contingently issuable shares	1,425	982	1,390	1,016
Excel Realty Partners, L.P. third party units	2,924	2,264	2,924	2,145
Convertible debt	—	231	—	199
Restricted stock	52	44	60	42
Weighted average of common shares outstanding - diluted	108,894	106,685	108,750	106,404

Earnings per share - continuing operations	$0.22	$0.25	$0.47	$0.51
Earnings per share - discontinued operations	0.05	0.08	0.11	0.14
Diluted earnings per common share	$0.27	$0.33	$0.58	$0.65

Note - For the three months ended June 30, 2006 and 2005, there were approximately 0.8 million and 0.6 million stock options, respectively, that were anti-dilutive.  For the six months ended June 30, 2006 and 2005, there were approximately 0.8 million and 0 stock options, respectively, that were anti-dilutive.

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

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions, which program expired on December 31, 2005.  Through December 31, 2005, approximately 2,150,000 shares were repurchased and retired at an average purchase price of $15.30 per share.  In February 2006, the Company renewed the repurchase program to provide for the repurchase of up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  No shares were repurchased under the renewed common stock repurchase program in the six months ended June 30, 2006.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock.

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500.00 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.   Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable.  For the three and six months ended June 30, 2006, the Company recorded total, non-cash increases of approximately $0.2 million and $0.4 million, respectively.  The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized for the second quarter.

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

During the three and six months ended June 30, 2006, the Company recorded approximately $0.5 million  and $0.8 million of amortization of deferred compensation related to stock-based compensation, respectively.  For the three months ended June 30, 2006, the expense includes approximately $0.2 million related to stock options and approximately $0.3 million for restricted stock grants.  For the six months ended June 30, 2006, the expense includes approximately $0.3 million related to stock options and approximately $0.5 million for restricted stock grants. Deferred compensation is recorded as a reduction to additional paid in capital.

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based compensation under the provisions of Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123 (“SFAS No. 148”), which was issued in December 2002.  SFAS No. 148 provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002.  The interim disclosure provisions of SFAS No. 148 are effective for the first interim period beginning after December 15, 2002.  In January 2003, the Company adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS 123 to all employee stock awards granted, modified or settled after January 1, 2003.  The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Company.

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations.  Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the years ending December 31, 2004 and 2003 under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002.  Beginning in August 2005, and as a result of the amendments to the stock options discussed above, all stock-based compensation previously accounted for under Opinion 25 was revalued under the fair value methods of SFAS No. 123.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005
Net income, as reported	$40,697	$79,383
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(173)
Pro forma net income	$40,610	$79,210

Earnings per share:
Basic - as reported	$0.34	$0.66
Basic - pro forma	$0.34	$0.66

Earnings per share:
Diluted - as reported	$0.33	$0.65
Diluted - pro forma	$0.33	$0.65

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000.  These prior outstanding option grants are now incorporated under the active stock option plan.  The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of June 30, 2006, approximately 2.0 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding under the 2003 Plan, at June 30, 2006, had exercise prices from $11.35 to $25.05 and a weighted average remaining contractual life of approximately 6.7 years.  The total amount of option shares exercisable under the 2003 Plan, at June 30, 2006, was approximately 2.4 million.

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

The Company uses the Black-Scholes-Merton closed-form model (“Black-Scholes option pricing model”), which uses the assumptions detailed in the following table, to value its stock option and restricted stock grants.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding.  The risk-free rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  The Company’s use of the Black-Scholes option pricing model requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of the vesting requirements.  Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, significantly different amounts recognized in the Consolidated Statements of Operations.  The provisions of SFAS No. 123(R) apply to new stock option grants and stock options outstanding, but not yet vested, on the date the Company adopted SFAS No. 123(R).

The Company believes that the use of the Black-Scholes option pricing model meets the fair value measurement objectives of SFAS No. 123(R) and reflects all substantive characteristics of the instruments being valued.  The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $2.02 for options granted during the six months ended June 30, 2006, and the fair value of $1.10 for options granted during the six months ended June 30, 2005:

	June 30, 2006	June 30, 2005
Expected dividend yield	6.50%	7.50%
Risk-free interest rate	4.65% – 4.75%	3.55%
Expected volatility	18.00%	15.00%
Expected life in years	1.5 years – 5.5 years	3.0 years

The following tables summarize information concerning outstanding and exercisable options as of June 30, 2006, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	712,318	3.7 years		712,318
$12.23	16,942	3.9 years		16,942
$12.40	63,254	4.2 years		63,254
$13.71	336,777	4.7 years		336,777
$15.15	18,071	4.9 years		18,071
$16.97	472,850	6.7 years		140,299
$17.41	23,152	5.9 years		23,152
$17.60	138,253	2.9 years		138,253
$17.70	722,284	5.8 years		436,120
$17.77	16,940	2.9 years		16,940
$17.82	18,952	2.3 years		18,952
$18.45	39,530	6.9 years		39,530
$21.08	42,072	7.9 years		42,072
$22.75	578,982	8.7 years		114,502
$23.11	602,719	7.7 years		239,047
$23.61	41,750	8.9 years		41,750
$23.85	44,614	8.9 years		44,614
$25.05	848,000	9.7 years		—
Total	4,737,460	6.7 years	$19.05	2,442,593	$17.82

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share	Intrinsic Value
Outstanding at December 31, 2005	4,113,213	$17.59	$23,010,775

Granted	891,750	$24.98
Exercised	(211,116)	$15.33
Forfeited	(56,387)	$19.86
Outstanding at June 30, 2006	4,737,460	$19.05	$27,013,006

Options exercisable at June 30, 2006	2,442,593	$17.82	$20,969,733

Certain of the Company’s option grants vest upon satisfaction of annual performance/market criteria, while other grants vest over time.

Restricted Stock Awards

During the six months ended June 30, 2006, the Company granted 50,060 restricted shares of common stock to certain employees.  Of these shares, 25,030 will vest proportionately over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 31, 2006.  The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares in accordance with the provisions of SFAS No. 123(R), as discussed above.

The following table reports restricted stock activity during the six months ended June 30, 2006:

	Number of Shares	Intrinsic Value
Unvested Shares at December 31, 2005	133,036	$3,083,774

Granted	50,060
Vested and Distributed	(32,758)	$818,304
Forfeited	(1,500)

Unvested Shares at June 30, 2006	148,838	$3,674,810

As of June 30, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, specifically, previously granted shares of restricted stock and options.  That cost is expected to be recognized over a weighted-average period of 4.0 years.

Other Stock Awards

During the six months ended June 30, 2006, the Company also granted 3,654 shares of common stock to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

Pursuant to the terms of the New Plan Excel Realty Trust, Inc. 2006 Long-Term Out-Performance Compensation Plan (“Out-Performance Plan”), the Company’s current executive officers, other than Glenn Rufrano, the Company’s Chief Executive Officer, are entitled to receive an award of common stock in the event that over either a four or five year performance period ending December 31, 2009 or December 31, 2010, respectively, either of two specified performance criteria are achieved.  The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $12.0 million.  The compensation expense of approximately $3.5 million associated with this award will be recognized ratably over the service period.

Pursuant to the terms of the Company’s employment agreement with Mr. Rufrano, he may receive an award of common stock in the event that over either a four or five year performance period, ending February 22, 2009 or February 22, 2010, respectively, either of two specified performance criteria are achieved.  The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $6.0 million.  The compensation expense of approximately $2.2 million associated with this award will be recognized ratably over the service period.

The Company used a Monte Carlo analysis to value the Out-Performance Plan and Mr. Rufrano’s performance award. The Monte Carlo analysis is a simulation exercise designed to arrive at a value for a variable, such as the expected value of an award on the valuation date.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Share Purchase Plan whereby shareholders may invest cash distributions and make optional cash payments to purchase shares of the Company’s common stock.  The additional shares currently are issued directly by the Company.

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan.  The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation.  Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee.  The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit.  As of June 30, 2006, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $3.1 million.  Expenses for the three and six months ended June 30, 2006 were immaterial.

Note 12:  Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company increased its previously taken reserve by an additional $2.5 million, for an aggregate reserve of approximately $4.8 million as of June 30, 2006.  Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of June 30, 2006, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of five separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2006, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.9 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2006, the Company had mortgage loans outstanding of approximately $418.6 million, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.9 billion.  In addition, from time to time, the Company will guarantee certain construction and other obligations relative to certain joint venture development projects.  The Company does not expect its obligation under such guarantees will be material.

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

Year
2006 (remaining six months)	$1,436
2007	3,101
2008	2,778
2009	2,726
2010	2,663
Thereafter	37,463

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

Note 13:  Comprehensive Income

Total comprehensive income was $34.7 million and $35.7 million for the three months ended June 30, 2006 and 2005, respectively.  Total comprehensive income was $74.1 million and $76.8 million for the six months ended June 30, 2006 and 2005, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of June 30, 2006 and December 31, 2005, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of June 30, 2006	As of December 31, 2005

Unrealized gains on available-for-sale securities	$2,296	$2,040
Unrealized gains on deferred compensation	23	39
Realized gains on interest risk hedges	1,654	1,751
Realized losses on interest risk hedges	(11,090)	(11,904)
Accumulated other comprehensive loss	$(7,117)	$(8,074)

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

On August 10, 2005, we completed the Galileo Transactions.  Due to our continued interest in the Galileo Properties through a retained 5% ownership interest in Galileo America LLC, and our acquisition of certain property and asset management rights as part of the Galileo Transactions, the results of operations of these properties were not classified as discontinued operations for the three and six months ended June 30, 2006 and 2005.  Accordingly, our results of operations for the three and six months ended June 30, 2006 and 2005 include the results of operations of the Galileo Properties.

During the six months ended June 30, 2006, we acquired two buildings, one immediately adjacent to Tarpon Mall (a shopping center owned by us), and the other immediately adjacent to Hazel Path (a shopping center owned by us).  During 2005, we acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing (a shopping center owned by us), a vacant building immediately adjacent to Victory Square (a shopping center owned by us), six land parcels, the remaining 90% interest in Marketplace at Wycliffe (a shopping center in which we owned the other 10% interest), and the remaining 90% interest in Mableton Walk (a shopping center in which we owned the other 10% interest) (collectively, the “2005 Acquisitions”).

In accordance with the provisions of FIN 46 our consolidated results of operations for the three and six months ended June 30, 2006 and 2005 include the results of operations of certain of our joint ventures, as applicable.

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

Results of operations for the three months ended June 30, 2006 and 2005

Rental Revenues:

Total rental revenues decreased $15.1 million, or 12%, from $130.4 million for the three months ended June 30, 2005 to $115.3 million for the three months ended June 30, 2006. Significant changes are discussed below.

Rental income decreased $15.3 million, or 15%, from $99.0 million for the three months ended June 30, 2005 to $83.7 million for the three months ended June 30, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased rental income by approximately $3.0 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $1.2 million

•                  Increased miscellaneous rental income, which increased rental income by approximately $0.2 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $19.4 million

•                  Decreased lease settlement income, which decreased rental income by approximately $0.3 million

Expense reimbursements decreased $1.8 million, or 6%, from $28.6 million for the three months ended June 30, 2005 to $26.8 million for the three months ended June 30, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased expense reimbursements by approximately $1.1 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $0.6 million

•                  A net increase in the amount of reimbursable property insurance expenses, which increased expense reimbursements by approximately $0.3 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $3.8 million

Fee income increased $2.5 million, or 192%, from $1.3 million for the three months ended June 30, 2005 to $3.8 million for the three months ended June 30, 2006.  Fee income is derived from services provided to our joint ventures and other managed projects, and the variances in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the net increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $1.7 million

•                  Acquisition fee revenue, which increased fee income by approximately $0.3 million

•                  Asset management fee revenue, which increased fee income by approximately $0.6 million

•                  Leasing fee revenue, which decreased fee income by approximately $0.1 million

Operating Expenses:

Total operating expenses decreased $5.4 million, or 8%, from $69.7 million for the three months ended June 30, 2005 to $64.3 million for the three months ended June 30, 2006.  Significant changes are discussed below.

Operating costs decreased $2.2 million, or 11%, from $20.5 million for the three months ended June 30, 2005 to $18.3 million for the three months ended June 30, 2006. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased operating costs by approximately $0.7 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing  number of properties under management, which increased operating costs by approximately $0.6 million

•                  Increased insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.4 million

•                  Combined increases in repair and utility expenses, which increased operating costs by approximately $0.2 million

•                  Decreased capitalization with respect to our redevelopment projects, which increased operating costs by approximately $0.1 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $4.0 million

•                  Decreased snow removal costs, which decreased operating costs by approximately $0.2 million

Real estate taxes decreased $3.9 million, or 21%, from $18.2 million for the three months ended June 30, 2005 to $14.3 million for the three months ended June 30, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased real estate taxes by approximately $0.6 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $2.8 million

•                  Lower than expected tax assessments at certain properties, combined with lower legal costs, which decreased real estate taxes by approximately $1.6 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.1 million

Depreciation and amortization decreased $2.3 million, or 9%, from $24.4 million for the three months ended June 30, 2005 to $22.1 million for the three months ended June 30, 2006.   The following factors accounted for this variance:

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $1.3 million

•                  Increased depreciation expense on properties previously under redevelopment, or classified as held for sale, which increased depreciation and amortization by approximately $1.0 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.4 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $4.9 million

•                  Decreased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which decreased depreciation and amortization by approximately $0.1 million

General and administrative expenses increased $2.7 million, or 59%, from $4.6 million for the three months ended June 30, 2005 to $7.3 million for the three months ended June 30, 2006.  The following factors accounted for this variance:

•                  Increased payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, and comprised of the following, which increased general and administrative expenses by approximately $1.3 million:

•        Increased payroll expense of approximately $0.4 million

•        Increased bonus expense of approximately $0.4 million

•                         Increased compensation expense of approximately $0.2 million attributable to stock-based awards granted during 2006

•        Increased medical expense of approximately $0.2 million

•        Increased hiring and other miscellaneous expenses of approximately $0.1 million

•                  Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.2 million

•                  A change in accounting treatment whereby expenses previously billed to the Galileo Properties and reflected as management fee income, an offset to general and administrative expenses, are now classified as fee income in the consolidated statement of operations, which change resulted in an increase in general and administrative expenses by approximately $1.5 million

•                  A combined decrease in office costs and utilities, which decreased general and administrative expenses by approximately $0.3 million

Other Income and Expenses:

Equity in income of unconsolidated ventures increased $0.5 million, or 125%, from $0.4 million for the three months ended June 30, 2005 to $0.9 million for the three months ended June 30, 2006.  The following factors accounted for this variance:

•                  Increased income before depreciation, attributable to the following, which increased equity in income of unconsolidated ventures by approximately $1.9 million:

•                        The operating performance of Galileo America LLC, in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $1.1 million

•                        Increased operating performance of  NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of six properties by the joint venture subsequent to June 30, 2005, which increased income before depreciation by approximately $0.3 million

•                        Improved operating performance of BPR Shopping Center, L.P., which increased income before depreciation by approximately $0.5 million

•                  Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $1.4 million

Interest expense decreased $5.3 million, or 19%, from $28.2 million for the three months ended June 30, 2005 to $22.9 million for the three months ended June 30, 2006.  The following factors accounted for this variance:

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $0.3 million

•                  A higher interest rate on the Secured Term Loan, which increased interest expense by approximately $0.8 million

•                  A net decrease in the balance of our outstanding notes payable, attributable to the following transactions, which decreased interest expense by approximately $0.7 million:

•                    The September 2005 Debt Offering, which increased interest expense by approximately $3.2 million

•                    The repayment of $100.0 million of our outstanding 7.75% unsecured senior notes, due April 5, 2005,with a portion of the proceeds from the Galileo Transactions, which decreased interest expense by approximately $0.2 million

•                    The repayment of $250.0 million of our outstanding 5.875% unsecured senior notes, due June 15, 2007, with the proceeds from the September 2005 Debt Offering, which decreased interest expense by approximately $3.7 million

•                  A decrease in the average balance outstanding under the Revolving Facility, partially offset by a higher average interest rate on the Revolving Facility, which decreased interest expense by approximately $0.8 million

•                  The repayment of the Unsecured Term Loan in August 2005, which decreased interest expense by approximately $1.4 million

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, which decreased interest expense by approximately $2.5 million

•                  Decreased amortization of debt issuance costs, which decreased interest expense by approximately $0.1 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $0.9 million

Discontinued Operations:

For the three months ended June 30, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $0.9 million, $0.2 million and $4.4 million in results of operations, impairment of real estate held for sale, and gain on sale, respectively.  For the three months ended June 30, 2005, such properties generated approximately $1.4 million and $6.7 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the six months ended June 30, 2006 and 2005

Rental Revenues:

Total rental revenues decreased $24.5 million, or 10%, from $257.7 million for the six months ended June 30, 2005 to $233.2 million for the six months ended June 30, 2006. Significant changes are discussed below.

Rental income decreased $24.2 million, or 12%, from $197.2 million for the six months ended June 30, 2005 to $173.0 million for the six months ended June 30, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased rental income by approximately $7.1 million

•                  Increased lease settlement income, which increased rental income by approximately $3.8 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $3.5 million

•                  Increased cost of living adjustments, which increased rental income by approximately $0.2 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $38.8 million

Expense reimbursements decreased $4.9 million, or 9%, from $53.6 million for the six months ended June 30, 2005 to $48.7 million for the six months ended June 30, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased expense reimbursements by approximately $2.2 million

•                  A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $0.9 million

•                  A net increase in the amount of reimbursable property operating expenses, including electricity, insurance, water and sewer expenses, which increased expense reimbursements by approximately $0.5 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $8.5 million

Fee income increased $5.2 million, or 179%, from $2.9 million for the six months ended June 30, 2005 to $8.1 million for the six months ended June 30, 2006.  Fee income is derived from services provided to our joint ventures and other managed projects, and the increases in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $3.5 million

•                  Acquisition fee revenue, which increased fee income by approximately $0.5 million

•                  Asset management fee revenue, which increased fee income by approximately $1.2 million

Operating Expenses:

Total operating expenses decreased $9.8 million, or 7%, from $139.4 million for the six months ended June 30, 2005 to $129.6 million for the six months ended June 30, 2006.  Significant changes are discussed below.

Operating costs decreased $4.8 million, or 11%, from $41.8 million for the six months ended June 30, 2005 to $37.0 million for the six months ended June 30, 2006. The following factors accounted for this variance:

•                  2005 Acquisitions, which increased operating costs by approximately $1.6 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing  number of properties under management, which increased operating costs by approximately $1.4 million

•                  Increased repair expenses, which increased operating costs by approximately $0.4 million

•                  Costs recorded for conditional asset retirement obligations in accordance with FIN 47, and in anticipation of future environmental remediation, which increased operating costs by approximately $0.3 million

•                  Increased insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.4 million

•                  Increased utilities, which increased operating costs by approximately $0.2 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $7.9 million

•                  Decreased snow removal costs, which decreased operating costs by approximately $0.6 million

•                  Increased capitalization with respect to our redevelopment projects, due to increased project spending, which decreased operating costs by approximately $0.6 million

Real estate taxes decreased $5.7 million, or 17%, from $34.2 million for the six months ended June 30, 2005 to $28.5 million for the six months ended June 30, 2006.  The following factors accounted for this variance:

•                  2005 Acquisitions, which increased real estate taxes by approximately $1.3 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $5.7 million

•                  Lower than expected assessments at certain properties, which decreased real estate taxes by approximately $0.9 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.4 million

Depreciation and amortization decreased $4.2 million, or 8%, from $49.5 million for the six months ended June 30, 2005 to $45.3 million for the six months ended June 30, 2006.   The following factors accounted for this variance:

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $3.7 million

•                  Increased depreciation expense on properties previously under redevelopment, or classified as held for sale, which increased depreciation and amortization by approximately $1.0 million

•                  Increased amortization expense of intangible assets, which increased depreciation and amortization by approximately $0.1 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.9 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $9.7 million

•                  Increased tenant move-outs, which decreased depreciation and amortization by approximately $0.2 million

General and administrative expenses increased $5.1 million, or 55%, from $9.2 million for the six months ended June 30, 2005 to $14.3 million for the six months ended June 30, 2006.  The following factors accounted for this variance:

•                  Increased payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, and comprised of the following, which increased general and administrative expenses by approximately $2.6 million:

•        Increased payroll expense of approximately $0.9 million

•        Increased bonus expense of approximately $0.7 million

•                        Increased compensation expense, attributable to stock-based awards granted during 2006, of approximately $0.3 million

•        Increased social security expense of approximately $0.1 million

•        Increased medical expense of approximately $0.5 million

•        Increased hiring costs of approximately $0.1 million

•                  Costs incurred in connection with offshore accounting, which increased general and administrative expenses by approximately $0.6 million

•                  Increased legal fees, which increased general and administrative expenses by approximately $0.2 million

•                  Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.4 million

•                  A change in accounting treatment whereby expenses previously billed to the Galileo Properties and reflected as management fee income, an offset to general and administrative expenses, are now classified as fee income in the consolidated statement of operations, which change resulted in an increase in general and administrative expenses by approximately $1.8 million

•                  Decreased rent expense, which decreased general and administrative expenses by approximately $0.3 million

•                  Decreased state tax expense, attributable to the reversal of reserves previously taken, in light of a recent evaluation of our state and franchise tax exposure, which decreased general and administrative expenses by approximately $0.2 million

Other Income and Expenses:

Equity in income of unconsolidated ventures increased $1.0 million, or 91%, from $1.1 million for the six months ended June 30, 2005 to $2.1 million for the six months ended June 30, 2006.  The following factors accounted for this variance:

•                  Increased income before depreciation, attributable to the following, which increased equity in income of unconsolidated ventures by approximately $5.7 million:

•                        The operating performance of Galileo America LLC, in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $2.4 million

•                        Increased operating performance of  NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of six properties by the joint venture subsequent to March 31, 2005, which increased income before depreciation by approximately $0.4 million

•                        Improved operating performance of BPR Shopping Center, L.P., and the allocation of 2005 income in 2006, which increased income before depreciation by approximately $2.6 million

•                        A gain on the sale of land by BPR Land Partnership, L.P. in the first quarter of 2006, which increased income before depreciation by approximately $0.4 million

•                        A gain on the sale of Rodney Village, a property owned by Benbrooke Ventures, a joint venture in which we formerly had a 50% interest, in the first quarter of 2005, which decreased income before depreciation by approximately $0.1 million

•                  Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $4.7 million

Interest expense decreased $9.8 million, or 18%, from $55.5 million for the six months ended June 30, 2005 to $45.7 million for the six months ended June 30, 2006.  The following factors accounted for this variance:

•                  A higher interest rate on the Secured Term Loan, which increased interest expense by approximately $1.5 million

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $1.1 million

•                  A net decrease in the balance of our outstanding notes payable, attributable to the following transactions, which decreased interest expense by approximately $2.7 million:

•      The September 2005 Debt Offering, which increased interest expense by approximately $6.6 million

•                        The repayment of $100.0 million of our outstanding 7.75% unsecured senior notes, due April 5, 2005, with a portion of the proceeds from the Galileo Transactions, which decreased interest expense by approximately $2.1 million

•                        The repayment of $250.0 million of our outstanding 5.875% unsecured senior notes, due June 15, 2007, with the proceeds from the September 2005 Debt Offering, which decreased interest expense by approximately $7.2 million

•                  A decrease in the average balance outstanding under the Revolving Facility, partially offset by a higher interest rate on the Revolving Facility, which decreased interest expense by approximately $1.6 million

•                  The repayment of the Unsecured Term Loan in August 2005, which decreased interest expense by approximately $1.4 million

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions, which decreased interest expense by approximately $4.1 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $2.6 million

Discontinued Operations:

For the six months ended June 30, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $2.0 million, $0.3 million and $10.1 million in results of operations, impairment of real estate held for sale, and gain on sale, respectively.  For the six months ended June 30, 2005, such properties generated approximately $3.4 million and $11.7 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Funds from Operations

Funds from Operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.  We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”).  The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization on real estate assets, which can make periodic and peer analyses of operating performance more difficult.  However, it should be noted that there are certain items, such as impairments, that are included within the definition of FFO that do not relate to and are not indicative of our operating performance.  Furthermore, FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions.  In addition, our computation of FFO may differ from the methodology utilized by other equity REITs to calculate FFO and, therefore, may not be comparable to such other REITs.

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income available to common stockholders — diluted	$29,381	$35,477	$62,556	$68,978
Deduct:
Minority interest in income of consolidated partnership	(201)	(251)	(351)	(533)
Net income available to common stockholders basic	29,180	35,226	62,205	68,445
Add:
Depreciation and amortization
Continuing operations real estate assets	21,317	24,013	43,545	48,713
Discontinued operations real estate assets	133	853	287	1,841
Pro rata share of joint venture real estate assets	2,049	627	5,896	1,192
Deduct:
Gain on sale of real estate (1)	—	—	—	—
Gain on sale of discontinued operations (1)	(1,923)	(4,611)	(7,455)	(8,343)
Pro rata share of joint venture (gain) loss on sale of real estate (1)	(78)	—	(78)	—
Funds from operations — basic	50,678	56,108	104,400	111,848

Add:
Minority interest in income of consolidated partnership	201	251	351	533
Funds from operations — diluted	$50,879	$56,359	$104,751	$112,381

Net cash provided by operating activities	$62,388	$65,683	$100,545	$124,412
Net cash used in investing activities	(30,990)	(64,353)	(39,529)	(102,708)
Net cash used in financing activities	(32,766)	(16,921)	(61,089)	(20,635)

(1) Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $12.5 million in available cash, cash equivalents and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.  As of June 30, 2006, approximately $265.0 million was available for draw under the Revolving Facility.

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

On February 21, 2005, Winn-Dixie Stores filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws.  As a result of certain lease assignments, rejections and failures to renew, we currently have 11 Winn-Dixie leases (one of which is currently sub-leased) in our portfolio, including five leases at properties held in joint ventures in which we have either a 5% or 10% equity interest.  The 11 non-rejected lease locations are all currently physically occupied and aggregate (including our pro rata share of joint venture properties) approximately 325,826 square feet of GLA and represent approximately $2.1 million of ABR, or approximately $6.43 per square foot.  This represents approximately 0.6% of our total ABR.  The 6 non-rejected lease locations within our wholly-owned portfolio aggregate approximately 309,217 square feet of GLA and represent approximately $2.0 million of ABR, or approximately $6.38 per square foot.  If Winn-Dixie Stores terminates any of these leases, or if they receive substantial rent reductions or deferrals, such events will impact our rental revenues, but we do not believe this impact will be material.  We do not believe that there are any other pending tenant bankruptcies that are likely to materially affect our rental revenues.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly.  Pursuant to the terms of certain of our joint venture agreements, we have committed to contribute up to an aggregate of $73.3 million of capital that may be required by such joint ventures.  As of June 30, 2006, we contributed approximately $35.6 million of the committed amount.  In addition to this amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which amount is not expected to be material.  We expect to fund these capital requirements either out of excess cash from operations, or through draws on the Revolving Facility.

During the six months ended June 30, 2006, we completed 11 redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $40.3 million.  In addition, we develop outparcels of properties in our consolidated portfolio and during the six months ended June 30, 2006, we completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $4.8 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 31 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $176.8 million.  Our current outparcel development pipeline in our consolidated portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $14.0 million.  We intend on financing these redevelopment and outparcel redevelopment projects through cash from operations or draws on the Revolving Facility.

We also redevelop properties in our joint venture portfolios.  Our current redevelopment pipeline for our joint venture portfolios is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $105.7 million.  In addition, we develop outparcels of properties in our joint venture portfolios and during the six months ended June 30, 2006, our joint venture portfolios completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $6.0 million.  The current outparcel development pipeline for our joint venture portfolios is comprised of one project, the aggregate cost of which, including costs incurred in prior years on the project, is expected to be approximately $2.2 million.  We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

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

In February 2006, we renewed our common stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  At that time, we also renewed our preferred stock and public debt repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of June 30, 2006, no repurchases had been made under any of our renewed repurchase programs.

We currently pay a quarterly dividend of $0.3125 per share of common stock (or $1.25 per share on an annualized basis).  The reduction in the quarterly dividend on our common stock reduced our quarterly cash distribution requirements by approximately $10.3 million.  We also pay regular quarterly dividends on our preferred stock.  The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income be distributed to stockholders.   In addition, under the Revolving Facility and the Secured Term Loan, we are restricted from paying common stock dividends that would exceed 95% of our Funds From Operations (as defined in the applicable debt agreement) during any four-quarter period.  We also make regular quarterly distributions on ERP units.

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

We selectively effect asset sales to generate cash proceeds.  During the six months ended June 30, 2006, we generated approximately $27.6 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $1.4 million from the disposition of certain properties and land parcels held through joint ventures.  During 2005, we generated approximately $1.1 billion in gross proceeds through the sale of the Galileo Properties as part of the Galileo Transactions, as well as the culling of non-core and non-strategic properties and approximately $17.1 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of June 30, 2006 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,628,566	$20,373	$472,628	$236,127	$899,438
Capital Lease Obligations	27,694	194	852	989	25,659
Operating Leases (2)	50,167	1,436	5,879	5,389	37,463
Total	$1,706,427	$22,003	$479,359	$242,505	$962,560

(1)             Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)             Operating leases include ground leases for shopping centers that we operate, an office building that we sublet, and our administrative office space (Note 12).

We intend to repay our 2006 contractual cash obligations, the balance of which represents maturing mortgages and scheduled amortization, either through draws under the Revolving Facility, with proceeds generated through the sale of assets, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of June 30, 2006 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of June 30, 2006	Current Interest Rate (1)	Maturity Date
Revolving Facility	$350,000	$85,000	LIBOR plus 65 bp (2)	June 29, 2007
Secured Term Loan	150,000	150,000	LIBOR plus 85 bp	June 29, 2007
Total	$500,000	$235,000

(1)             We incur interest using a 30-day LIBOR rate, which was 5.33% at June 30, 2006.

(2)             We also incur an annual facility fee of 20 basis points on this facility.

The Credit Agreements require that we maintain certain financial coverage ratios and other debt covenants. As of June 30, 2006, these coverage ratios and debt covenants, as amended, included:

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

As of June 30, 2006, we had approximately $975.0 million of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.6%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing Credit Agreements, as described above.

As of June 30, 2006, we were in compliance with all of the financial covenants under our existing Credit Agreements and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing Credit Agreements and public indebtedness, as of June 30, 2006, we had approximately $418.6 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.3% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of June 30, 2006, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Acquisition Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets.  Under the terms of the joint venture, we have committed to contribute our pro rata share of any capital that might be required by the joint venture for asset acquisitions, up to a maximum of $4.2 million, of which approximately $2.8 million had been contributed by us as of June 30, 2006.  We anticipate contributing the remaining approximate $1.4 million by the end of 2007.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of June 30, 2006, the joint venture owned seven operating retail properties and one property under redevelopment, and had loans outstanding of approximately $67.9 million.  As of June 30, 2006, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $2.6 million.

•      Galileo America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005, in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest.  As of June 30, 2006, the joint venture was comprised of 131 stabilized retail assets, one property under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.  As of June 30, 2006, the book value of our investment in Galileo America LLC was approximately $34.3 million.

•      NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 retail properties as of June 30, 2006.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. We initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, we, together with ERP, contributed a disproportionate share of capital to the venture, such that our total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to us in February 2006.  During the six months ended June 30, 2006, in connection with the acquisition of certain other assets, we increased our committed capital to the venture to $31.8 million.  The joint venture had loans outstanding of approximately $281.7 million as of June 30, 2006.  As of June 30, 2006, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $30.2 million.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, we formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, we have a 20% interest in the venture and have agreed to contribute our pro rata share of any capital required by the venture for asset acquisitions, up to a maximum of $30.0 million.  As of June 30, 2006, we had not made any such capital contributions.  We anticipate contributing the $30.0 million at various times through the end of 2007.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of June 30, 2006, the joint venture did not own any properties.  The joint venture had no loans outstanding as of June 30, 2006.

•      NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, we have agreed to contribute $6.0 million, $1.0 million of which we have contributed as of June 30, 2006.  After our contribution of the total committed amount, we will have a 20% interest in the venture and will be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2006.  As of June 30, 2006, the book value of our investment in NPK Redevelopment I, LLC was approximately $1.0 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of June 30, 2006.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $48.2 million as of June 30, 2006.  As of June 30, 2006, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.6 million.

•      BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of June 30, 2006.  As of June 30, 2006, the book value of our investment in BPR Land Partnership, L.P. was approximately $0.9 million.

•      BPR Shopping Center, L.P.  We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $68.2 million as of June 30, 2006.  As of June 30, 2006, the book value of our investment in BPR Shopping Center, L.P. was approximately $3.2 million.

•      BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of June 30, 2006.  As of June 30, 2006, the book value of our investment in BPR South, L.P. was approximately $0.8 million.

•      CA New Plan Venture Direct Investment Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum of $0.4 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture.  As of June 30, 2006, we had not made any such capital contributions.  As of June 30, 2006, the joint venture owned seven retail properties and had loans outstanding of approximately $60.7 million.  As of June 30, 2006, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $1.0 million.

•      CA New Plan Venture Fund, LLC.  During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.   As of June 30, 2006, the joint venture owned five operating retail properties and one retail property under redevelopment.  Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and have agreed to contribute our share of any additional capital that might be required by the joint venture.  As of June 30, 2006, we had not made any such capital contributions.  The joint venture had loans outstanding of approximately $54.8 million as of June 30, 2006.  As of June 30, 2006, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $3.3 million.

•      Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $26.2 million as of June 30, 2006.   As of June 30, 2006, the book value of our investment in Westgate Mall, LLC was approximately $1.1 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of June 30, 2006, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of five separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2006, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $3.9 million.

•      Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2006, we had mortgage loans outstanding of approximately $418.6 million and our unconsolidated joint ventures had mortgage loans outstanding of approximately $1.9 billion.  In addition, from time to time, we will guarantee certain construction and other obligations relative to certain joint venture development projects.  We do not expect our obligations under such guarantees will be material.

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

Year
2006 (remaining six months)	$1,436
2007	3,101
2008	2,778
2009	2,726
2010	2,663
Thereafter	37,463

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of June 30, 2006.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve established, we believe that the amount of the loss in excess of the reserve would be immaterial.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006, we had approximately $24.0 million of outstanding floating rate mortgages.  We also had approximately $235.0 million outstanding under our floating rate Credit Agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2006, in relation to our approximately $1.7 billion of outstanding total debt, our approximately $3.4 billion of total assets and our approximately $2.9 billion total equity market capitalization as of that date.  In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of June 30, 2006, we had entered into two reverse arrears swap agreements. The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.2 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.2 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $324.0 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of June 30, 2006.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $77.9 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $85.6 million. This assumes that our total debt outstanding remains at approximately $1.7 billion, the balance as of June 30, 2006.

As of June 30, 2006, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II - OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of stockholders was held on May 16, 2006.  Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all of such nominees were elected.

Proposal One:  Election of Directors.

a.               92,634,608 votes were cast “for” the election of Irwin Engelman as a Director;  2,711,221 votes were withheld.

b.              93,566,930 votes were cast “for” the election of H. Carl McCall as a Director; 1,778,898 votes were withheld.

c.               91,762,163 votes were cast “for” the election of Melvin Newman as a Director; 3,583,666 votes were withheld.

d.              94,046,274 votes were cast “for” the election of Glenn J. Rufrano as a Director; 1,299,555 votes were withheld.

Item 6.                    Exhibits

10.1*	Agreement, dated as of May 16, 2006, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2006. †

10.2*	Agreement, dated as of May 16, 2006, by and between the Company and Dean Bernstein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2006. †

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference as above indicated.

†  Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2006

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer
(Principal Financial Officer)