Form 10-Q
period 2006-09-30
NEW PLAN EXCEL REALTY TRUST INC
filed 2006-11-07
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
YES  ☐     NO ☒

The number of shares of common stock of the Registrant outstanding on October 27, 2006 was 103,286,001.

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

•                  the ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

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

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2006 and 2005
 (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Rental income	$83,149	$88,422	$256,184	$285,609
Percentage rents	1,119	890	4,500	4,936
Expense reimbursements	28,688	22,228	77,412	75,835
Fee income	4,036	3,228	11,485	6,153
Total revenues	116,992	114,768	349,581	372,533

Operating Expenses:
Operating costs	19,124	17,474	56,131	59,306
Real estate taxes	16,223	15,022	44,760	49,242
Depreciation and amortization	22,707	22,025	67,966	71,523
Provision for doubtful accounts	1,685	4,466	6,137	9,133
General and administrative	6,713	9,779	21,051	18,970
Total operating expenses	66,452	68,766	196,045	208,174

Income before real estate sales, minority interest and other income and expenses	50,540	46,002	153,536	164,359

Other income and expenses:
Interest, dividend and other income	889	1,836	2,567	3,571
Equity in income of unconsolidated ventures	1,103	755	3,769	1,885
Interest expense	(23,480)	(39,554)	(69,155)	(95,063)
Impairment of real estate	—	(859)	—	(859)
Minority interest in income of consolidated partnership and joint ventures	(210)	(4,359)	(561)	(5,775)
Income from continuing operations	28,842	3,821	90,156	68,118

Discontinued operations:
Income from discontinued operations (Note 5)	4,340	5,282	16,204	20,369

Income before gain on sale of real estate	33,182	9,103	106,360	88,487

Gain on sale of real estate	—	186,942	—	186,942

Net income	$33,182	$196,045	$106,360	$275,429

Preferred dividends	(5,494)	(5,475)	(16,467)	(16,413)
Net income available to common stock — basic	27,688	190,570	89,893	259,016
Minority interest in income of consolidated partnership	210	4,359	561	4,892
Net income available to common stock — diluted	$27,898	$194,929	$90,454	$263,908

Basic earnings per common share:
Income from continuing operations	$0.22	$1.79	$0.70	$2.31
Discontinued operations	0.04	0.05	0.16	0.20
Basic earnings per share	$0.26	$1.84	$0.86	$2.51

Diluted earnings per common share:
Income from continuing operations	$0.21	$1.77	$0.68	$2.29
Discontinued operations	0.04	0.05	0.15	0.19
Diluted earnings per share	$0.25	$1.82	$0.83	$2.48

Average shares outstanding — basic	104,506	103,460	104,419	103,157
Average shares outstanding — diluted	109,448	106,835	108,899	106,623

Dividends per common share (1)	$0.3125	$3.3125	$0.9375	$4.2375

Other comprehensive income:
Net income	$33,182	$196,045	$106,360	$275,429
Unrealized gain (loss) on available-for-sale securities	199	(384)	455	(59)
Unrealized gain on deferred compensation	50	27	34	51
Realized gain (loss) on interest risk hedges, net	359	(9,237)	1,076	(11,516)
Unrealized (loss) gain on interest risk hedges, net	(4,558)	9,286	(4,558)	8,495
Comprehensive income	$29,232	$195,737	$103,367	$272,400

(1)             For the three an nine months ended September 30, 2005, dividends per common share include a special cash distribution of $3.00 per common share (the “Special Dividend”), which was paid on September 27, 2005 to common stockholders of record on August 25, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(In thousands, except fractions, percentages and par value amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate:
Land	$729,119	$724,901
Building and improvements	2,788,683	2,668,177
Accumulated depreciation and amortization	(427,316)	(376,816)
Net real estate	3,090,486	3,016,262
Real estate held for sale	19,276	19,244
Cash and cash equivalents	14,673	9,202
Restricted cash	18,660	19,906
Marketable securities	5,761	3,014
Receivables:
Trade, net of allowance for doubtful accounts of $23,129 and $27,540 at September 30, 2006 and December 31, 2005, respectively	26,797	20,751
Deferred rent, net of allowance of $1,855 and $1,592 at September 30, 2006 and December 31, 2005, respectively	30,848	29,314
Other, net	23,545	25,138
Mortgages and notes receivable	2,524	795
Prepaid expenses and deferred charges	52,611	43,346
Investments in/advances to unconsolidated ventures	85,806	95,538
Intangible assets, net of accumulated amortization of $15,608 and $10,927 at September 30, 2006 and December 31, 2005, respectively	74,173	78,046
Other assets	14,291	9,206
Total assets	$3,459,451	$3,369,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $11,637 and $13,871 at September 30, 2006 and December 31, 2005, respectively	$436,470	$433,653
Notes payable, net of unamortized discount of $6,156 and $4,822 at September 30, 2006 and December 31, 2005, respectively	1,166,848	968,347
Credit agreements	150,000	215,000
Capital leases	27,598	27,881
Dividends payable	37,484	37,826
Other liabilities	127,431	127,369
Tenant security deposits	10,574	10,641
Total liabilities	1,956,405	1,820,717

Minority interest in consolidated partnership and joint ventures	56,088	57,659

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares issued and outstanding at September 30, 2006 and December 31, 2005; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares issued and outstanding at September 30, 2006 and December 31, 2005	10	10
Common stock, $.01 par value, 250,000 shares authorized; 103,213 and 104,305 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,031	1,042
Additional paid-in capital	2,003,205	2,036,880
Accumulated other comprehensive loss	(11,067)	(8,074)
Accumulated distribution in excess of net income	(546,221)	(538,472)
Total stockholders’ equity	1,446,958	1,491,386
Total liabilities and stockholders’ equity	$3,459,451	$3,369,762

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited, in thousands)

	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$106,360	$275,429
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	68,257	73,997
Amortization of net premium/discount on mortgages and notes payable	(1,568)	(6,642)
Amortization of deferred debt and loan acquisition costs	1,746	1,974
Amortization of stock options	1,905	1,905
Interest on swaps	1,570	240
Amortization of asset retirement liabilities	292	—
Amortization of below market leases	(1,237)	—
Gain on sale of real estate, net	—	(186,942)
Gain on sale of discontinued operations, net	(14,373)	(14,676)
Minority interest in income of consolidated partnership	561	5,775
Impairment of real estate assets	305	859
Equity in income of unconsolidated ventures	(3,769)	(1,885)
Distributions of income from unconsolidated ventures	3,577	2,436
Changes in operating assets and liabilities, net:
Change in restricted cash	1,246	3,284
Change in trade receivables	(6,046)	9,948
Change in deferred rent receivables	(1,734)	(3,358)
Change in other receivables	1,593	(959)
Change in other liabilities	(6,367)	20,835
Change in tenant security deposits	(67)	(667)
Change in sundry assets and liabilities	(3,154)	(3,567)
Net cash provided by operating activities	149,097	177,986

Cash flows from investing activities:
Real estate acquisitions and building improvements	(82,121)	(115,927)
Acquisition, net of cash and restricted cash received	(70,717)	(124,652)
Proceeds from real estate sales, net	48,889	984,131
Repayments of mortgage notes receivable	(1,728)	11,775
Leasing commissions paid	(7,393)	(8,816)
Cash paid for asset management fee stream	—	(18,500)
Cash paid for property management rights	—	(22,251)
Cash paid for joint venture investment	—	(5,441)
Proceeds from sale of joint venture interest	—	11,400
Capital contributions to unconsolidated ventures	(6,467)	(48,482)
Distributions of capital from unconsolidated ventures	15,526	4,778
Cash paid to redeem partnership units (Note 10)	(554)	—
Net cash used in investing activities	(104,565)	668,015

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(14,976)	(136,591)
Proceeds from public debt offering, net	198,000	349,044
Repayment of public debt	—	(350,000)
Cash paid to settle swap agreement	—	(11,945)
Proceeds from credit facility borrowing	115,000	430,000
Repayment of credit facility	(180,000)	(691,000)
Financing fees	(4,139)	(3,703)
Distributions paid to minority partners	(2,931)	(6,769)
Dividends paid	(113,825)	(453,836)
Proceeds from exercise of stock options	7,918	7,601
Cash paid for repurchase of common stock (Note 11)	(50,000)	—
Repayment of loans receivable for the purchase of common stock	115	119
Proceeds from dividend reinvestment plan	5,777	19,731
Net cash used in financing activities	(39,061)	(847,349)

Net increase (decrease) in cash and cash equivalents	5,471	(1,348)

Cash and cash equivalents at beginning of period	9,202	7,292

Cash and cash equivalents at end of period	$14,673	$5,944

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$85,848	$110,705
Capitalized interest	9,233	5,174
State and local taxes paid	315	(35)
Mortgages assumed, net	10,791	27,797
Partnership units issued in acquisition	—	14,547

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine (i) if the entity is a variable interest entity (“VIE”), (ii) if the Company is the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”) and (iii) whether the Company has a controlling interest in the entity, in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).  The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary in accordance with FIN 46 and (ii) entities that are non-VIEs which the Company controls in accordance with EITF 04-5.  Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence.  The Company will reconsider its determination of whether an entity is a VIE and who qualifies as the primary beneficiary if certain events occur that are likely to cause a change in the original determinations.

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $23.1 million and $27.5 million as of September 30, 2006 and December 31, 2005, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%.  Interest on such loans is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At September 30, 2006 and December 31, 2005, the Company had aggregate loans to employees of approximately $0.5 million and $0.6 million, respectively.

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

Balance at December 31, 2005	$12,512

Costs capitalized	5,258
Amortization / write-offs	(2,372)

Balance at September 30, 2006	$15,398

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

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which the Company adopted as of December 31, 2005.  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $0.9 million as of September 30, 2006.  During the three and nine months ended September 30, 2006 the Company recorded approximately $14,000 and $0.3 million, respectively, of accretion associated with its asset retirement obligation liability.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.9 million and $0.7 million at September 30, 2006 and December 31, 2005, respectively.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  Lease termination fees were approximately $0.5 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $6.4 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company may elect to treat one or more of its subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  TRS are subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRS.  At September 30, 2006, the Company’s TRS had a tax net operating loss carryforward of approximately $16.7 million, expiring from 2015 to 2020.  In addition, the Company’s TRS had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold.  The Company’s TRS have ascribed a full valuation allowance to their net deferred tax assets.

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

Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No.108”).  SAB No. 108 provides guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment.  The SEC staff believes registrants must quantify misstatements using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged.  The Company plans to adopt SAB No. 108 in its fourth fiscal quarter.  The adoption of SAB No. 108 is not expected to have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The adoption of SFAS No. 158 is not expected to have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for such fiscal year, including financial statements for an interim period within such fiscal year.  The adoption of SFAS No. 157 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Note 3:           Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2006, the Company acquired two shopping centers (Shoppes at Hickory Hollow and The Quentin Collection), a 40-acre land parcel (the Shoppes at Cinnaminson) and two buildings, one immediately adjacent to Tarpon Mall, a shopping center owned by the Company, and the other immediately adjacent to Hazel Path, a shopping center owned by the Company. Please refer to the following table for additional details (dollars in millions).

					Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area (1)	Purchase Price	ERP Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	01/27/06	6,580	$2.3	—	—	$2.3
Building at Hazel Path	Hendersonville, TN	02/21/06	94,977	$4.8	—	—	$4.8
Shoppes at Hickory Hollow	Antioch, TN	09/21/06	144,469	$15.5	—	$10.8	$4.7
The Quentin Collection	Kildeer, IL	09/22/06	171,179	$38.2	—	—	$38.2
the Shoppes at Cinnaminson	Cinnaminson, NJ	09/29/06	40 acres	$10.7	—	—	$10.7
	Total			$71.5	—	$10.8	$60.7

(1)             Amounts in square feet, unless otherwise noted.

Additionally, on June 20, 2006, NewSem Tyrone Gardens LLC, a joint venture with The Sembler Company in which the Company holds a 90% interest, acquired Tyrone Gardens, a 209,337 square foot shopping center located in St. Petersburg, Florida, for approximately $19.0 million, including approximately $9.0 million of assumed mortgage indebtedness.  In accordance with the provisions of EITF 04-5, this property is included as a consolidated entity in the Company’s Consolidated Financial Statements and throughout the remainder of this document.

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

						Purchase Price Components
Property Name	Location	Acquisition Date	Gross Leasable Area (1)		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	01/13/05	20,338	(2)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	02/16/05	343,914		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	03/17/05	163,131		$16.6	—	$11.0	$5.6
Marketplace at Wycliffe (3) (4)	Lake Worth, FL	06/01/05	133,520		$35.7	—	—	$35.7
Mableton Walk (3)	Mableton, GA	06/01/05	105,742		—	—	—	—
Market Plaza	Plano, TX	07/13/05	161,453		$39.6	—	—	$39.6
Surrey Square Mall	Norwood, OH	08/26/05	190,323		$10.5	—	—	$10.5
Five land parcels adjacent to Home Depot Stores	FL, LA, OH	09/07/05	40 acres		$9.3	—	—	$9.3
Fashion Place Shopping Center	Columbia, SC	09/14/05	149,493		$6.8	—	—	$6.8
Brandt Pike Place	Dayton, OH	09/30/05	11 acres		$1.6	—	—	$1.6
Building at Victory Square	Savannah, GA	10/03/05	13,000		$0.8	—	—	$0.8
Western Hills Plaza	Cincinnati, OH	11/03/05	430,399		$45.6		—	$45.6
Southland Shopping Center	Toledo, OH	12/21/05	291,221		$14.8	—	—	$14.8
	Total				$234.3	$14.5	$27.8	$192.0

(1)     Amounts in square feet, unless otherwise noted.

(2)          Also includes 2.5 acres of land.

(3)          Property acquired as a component of a multi-property transaction.  Purchase price and cash listed for Marketplace at Wycliffe represent the combined amounts for the acquisition of 100% interests in Marketplace at Wycliffe and Mableton Walk.

(4)          On August 10, 2005, this property was sold as part of the Galileo Transactions (as defined below).

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

Other Dispositions

During the nine months ended September 30, 2006, the Company sold 12 shopping centers and two land parcels for aggregate gross proceeds of approximately $49.7 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

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

Note 4:           Real Estate Held for Sale

As of September 30, 2006, two shopping centers, one single tenant property and eight land parcels were classified as “Real estate held for sale.”  These properties are located in eight states and have an aggregate gross leasable area of approximately 0.1 million square feet.  Such properties had an aggregate book value of approximately $19.3 million, net of accumulated depreciation of approximately $0.5 million, as of September 30, 2006.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 5).

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

Note 5:   Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue
Real estate held for sale	$450	$241	$1,362	$746
Other discontinued operations	479	4,091	2,662	13,061
Total revenue	929	4,332	4,024	13,807

Operating costs
Real estate held for sale	(66)	(28)	(201)	(82)
Other discontinued operations	(90)	(1,021)	(522)	(3,653)

Real estate taxes
Real estate held for sale	(36)	(38)	(112)	(105)
Other discontinued operations	(28)	(212)	(447)	(1,368)

Interest expense
Real estate held for sale	—	—	—	—
Other discontinued operations	—	—	—	(5)

Depreciation and amortization
Real estate held for sale	(1)	(27)	(5)	(81)
Other discontinued operations	(2)	(607)	(286)	(2,393)

Provision for doubtful accounts
Real estate held for sale	(1)	—	(1)	(12)
Other discontinued operations	(599)	(95)	(314)	(412)

General and Administrative
Real estate held for sale	—	—	—	—
Other discontinued operations	—	(1)	—	(3)

Total operating costs	(823)	(2,029)	(1,888)	(8,114)

Income from discontinued operations before impairment and gain on sale	106	2,303	2,136	5,693

Gain on sale of other discontinued operations (1)	4,234	2,979	14,373	14,676

Impairment of real estate held for sale and other discontinued operations	—	—	(305)	—

Income from discontinued operations	$4,340	$5,282	$16,204	$20,369

(1) For the three and nine months ended September 30, 2005, balance includes approximately $2.3 million attributable to the gain on sale of the Company’s ownership interest in BPR West, L.P., a joint venture in which the Company previously held a 50% interest.  For the nine months ended September 30, 2005, balance also includes approximately $3.3 million attributable to the gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Company previously held a 50% interest, as well as approximately $0.1 million of final distributions from Benbrooke Ventures.

Note 6:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2006 and December 31, 2005 (dollars in thousands).  The Company accounts for these investments using the equity method.

				Company
					Investments in/Advances to
					Unconsolidated Ventures
				Percent	September 30,	December 31,
	City	State	JV Partner	Ownership	2006	2005
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,815	$6,663

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$938	$1,221

BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$2,915	$3,615

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$821	$822

CA New Plan Acquisition Fund, LLC (3)	Various	Various	Major U.S. Pension Fund	10%	$2,543	$1,409

CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$1,001	$849

CA New Plan Venture Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$3,210	$3,692

Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$34,501	$33,762

NP/I&G Institutional Retail Company, LLC (5)	Various	Various	JPMorgan Investment Management, Inc.	20%	$29,842	$41,447

NP/I&G Institutional Retail Company II, LLC (3) (6)	—	—	JPMorgan Investment Management, Inc.	20%	—	—

NPK Redevelopment I, LLC (7)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$1,901	$1,000

Westgate Mall, LLC (8)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$1,319	$1,058
		Investments in/Advances to Unconsolidated Ventures			$85,806	$95,538

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

(6)                                  The joint venture did not own any properties as of September 30, 2006.

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

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets	September 30, 2006	December 31, 2005
Assets:
Real estate assets	$2,933,476	$2,687,346
Accumulated depreciation	(138,870)	(79,158)
Net real estate	2,794,606	2,608,188
Trade receivables, net of allowance for doubtful account	20,310	15,909
Other assets, net of accumulated amortization	203,192	198,779
Total Assets	$3,018,108	$2,822,876

Liabilities:
Mortgages payable, net of unamortized premium	$1,861,828	$1,704,473
Credit facilities	—	38,993
Amounts payable to New Plan	4,394	6,605
Other liabilities	133,462	119,723
Total liabilities	1,999,684	1,869,794
Total partners’ capital	1,018,424	953,082
Total liabilities and partners’ capital	$3,018,108	$2,822,876

Company’s investments in/advances to unconsolidated ventures	$85,806	$95,538

	Three Months Ended		Nine Months Ended
Condensed Combined Statements of Income	September 30,		September 30,
	2006	2005	2006	2005
Rental revenues	$82,028	$47,231	$242,945	$86,652
Operating expenses	(22,384)	(12,492)	(70,003)	(24,812)
Interest expense	(26,404)	(14,585)	(75,941)	(25,573)
Depreciation and amortization	(27,698)	(12,076)	(79,606)	(20,433)
Other income, net	100	441	281	(164)
Gain on sale of real estate	—	—	1,548	—
Loss from discontinued operations	(2)	—	(2)	—
Net income	$5,640	$8,519	$19,222	$15,670

Company’s share of net income (1)	$1,103	$755	$3,769	$1,885

(1)    For the three and nine months ended September 30, 2006, amount includes approximately $0.3 million and $0.9 million, respectively, of fee income adjustments, representing the Company’s ownership interest in fee income earned.

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of September 30, 2006.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $48.0 million as of September 30, 2006.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2006.

•      BPR Shopping Center, L.P.  The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $68.0 million as of September 30, 2006.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2006.

•      CA New Plan Acquisition Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for asset acquisitions, up to a maximum amount of $4.2 million, of which approximately $2.8 million had been contributed by the Company as of September 30, 2006.  The Company anticipates contributing the remaining approximate $1.4 million by the end of 2007.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  As of September 30, 2006, the joint venture owned seven operating retail properties and one property under redevelopment.  The joint venture had loans outstanding of approximately $67.9 million as of September 30, 2006.

•      CA New Plan Venture Direct Investment Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.4 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture.  As of September 30, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture owned seven retail properties as of September 30, 2006.  The joint venture had loans outstanding of approximately $60.6 million as of September 30, 2006.

•      CA New Plan Venture Fund, LLC.  During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.  As of September 30, 2006, the joint venture owned five operating retail properties and one retail property under redevelopment.  Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture.  As of September 30, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $54.8 million as of September 30, 2006.

•      Galileo America LLC.  The Company has a 5% interest in this joint venture, which interest was acquired in conjunction with the Galileo Transactions (Note 3).  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of September 30, 2006, this joint venture was comprised of 130 stabilized retail assets, two properties under redevelopment and one new development property, and had loans outstanding of approximately $1.2 billion.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 retail properties as of September 30, 2006.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Company initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Company together with ERP, contributed a disproportionate share of capital to the venture, such that the Company’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Company in February 2006.  During the nine months ended September 30, 2006, in connection with the acquisition of certain other assets, the Company increased its committed capital to the venture to $31.8 million, of which approximately $31.1 million had been contributed as of September 30, 2006.  The Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $281.6 million as of September 30, 2006.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Company formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions, up to a maximum of $30.0 million.  As of September 30, 2006, the Company had not made any such capital contributions.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  As of September 30, 2006, the joint venture did not own any properties.  The joint venture had no loans outstanding as of September 30, 2006.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has committed to contribute $6.0 million, of which $1.9 million had been contributed by the Company as of September 30, 2006.  After the contribution of the total committed amount, the Company will have a 20% interest in the venture and be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2006.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center. Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $27.7 million as of September 30, 2006.

Note 7:           Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	September 30, 2006	December 31, 2005	Amortization Period
In-place lease value, legal fees and leasing commissions, net (Note 2)	$32,382	$34,454	Life of lease
Above market leases acquired, net (Note 2)	2,878	3,498	Life of lease
Amounts paid for asset management fee stream, net (Note 2)	17,960	18,307	40 years
Amounts paid for property management rights, net (Note 2)	20,953	21,787	20 years

Total	$74,173	$78,046

Aggregate amortization expense on these assets for the three months ended September 30, 2006 and 2005 was approximately $2.1 million and $1.9 million, respectively.  Aggregate amortization expense for the three months ended September 30, 2006 and 2005 included write-offs of approximately $22,800 and $33,310, respectively.  Aggregate amortization expense on these assets for the nine months ended September 30, 2006 and 2005 was approximately $7.0 million and $4.8 million, respectively, and included write-offs of approximately $0.7 million and $0.1 million, respectively.  The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2006 (remaining three months)	$2,498
2007	8,011
2008	7,189
2009	6,672
2010	5,947

Note 8:           Debt Obligations

As of September 30, 2006 and December 31, 2005, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands):

		Carrying Value as of
	Maximum Amount Available	September 30, 2006	December 31, 2005	Stated Interest Rates	Scheduled Maturity Date
CREDIT AGREEMENTS
Revolving Facility (1)	N/A	N/A	$65,000	N/A	N/A
Secured Term Loan (1)	N/A	N/A	150,000	N/A	N/A
Amended Revolving Facility	$350,000	—	N/A	LIBOR + 55 bp (2) (3)	August 2010
Amended Secured Term Loan	150,000	150,000	N/A	LIBOR + 55 bp (2)	August 2010
Total Credit Agreements	$500,000	$150,000	$215,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$400,918	$395,486	5.240% - 9.625%	2007 — 2028
Variable Rate Mortgages		23,915	24,296	Variable (4)	2006 — 2011
Total Mortgages		424,833	419,782
Net unamortized premium		11,637	13,871
Total Mortgages, net		$436,470	$433,653

NOTES PAYABLE
7.35% unsecured notes		$30,000	$30,000	7.350%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
3.75% unsecured notes (5)		115,000	115,000	3.750%	June 2010
4.50% unsecured notes (6)		150,000	150,000	4.500%	February 2011
3.70% unsecured notes (7)		200,000	—	3.700%	September 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		1,175,000	975,000
Net unamortized discount		(6,156)	(4,822)
Impact of pay-floating swap agreements		(1,996)	(1,831)
Total Notes, net		$1,166,848	$968,347

CAPITAL LEASES		$27,598	$27,881	7.500%	June 2031

TOTAL DEBT		$1,780,916	$1,644,881

(1)          As discussed below, agreement was amended and restated on August 25, 2006.

(2)          The Company incurs interest using the 30-day LIBOR rate which was 5.32% as of September 30, 2006.  The interest rate on this facility adjusts based on the Company’s credit rating.

(3)          The Company also incurs an annual facility fee of 15 basis points on this facility.

(4)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 5.32% as of September 30, 2006, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.42% as of September 30, 2006, plus spreads ranging from 12.5 to 37.5 basis points.

(5)          Represents convertible senior notes.  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion price is $25.00 per share.  On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to purchase all or any portion of the notes.

(6)          The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(7)          Represents convertible senior notes issued in a private offering completed on September 19, 2006 (as further discussed below).  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion rate is 30.5506 shares of the Company’s common stock for each $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share).  On or after September 20, 2011, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is September 15, 2026, the scheduled maturity date listed above represents the first date that note holders have the right, contingent on other provisions, to require the Company to purchase all or any portion of the notes.

On September 19, 2006, the Company completed a private offering of $200.0 million aggregate principal amount of 3.70% senior convertible notes due September 15, 2026 (the “September 2006 Debt Offering”).   At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion rate will be 30.5506 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share).  The notes may not be redeemed by the Company prior to September 20, 2011 (except to preserve the Company’s status as a REIT for U.S, federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any.  In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Net proceeds from the September 2006 Debt Offering were used to repurchase approximately $50.0 million of the Company’s common stock at a price of $26.83 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Company’s $350.0 million unsecured revolving credit facility.

On August 25, 2006, the Company amended and restated its existing $350.0 million unsecured revolving credit facility (as amended, the “Amended Revolving Facility”) and added an accordion feature to the Amended Revolving Facility that allows the Company, subject to certain conditions, to increase the amount that can be borrowed under the facility to $500.0 million.  The Amended Revolving Facility bears interest at LIBOR plus 55 basis points (based on the Company’s current credit ratings) and incurs an annual facility fee of 15 basis points.  The Amended Revolving Facility is scheduled to mature on August 25, 2010, with a one-year extension option.

On August 25, 2006, the Company also amended and restated its existing $150.0 million secured term loan (as amended, the “Amended Secured Term Loan”).  The Amended Secured Term Loan bears interest at LIBOR plus 55 basis points (based on the Company’s current credit ratings) and is scheduled to mature on August 25, 2010.

The Company’s ability to borrow under both the Amended Revolving Facility and the Amended Secured Term Loan (together, the “Credit Agreements”) is subject to its ongoing compliance with a number of covenants, including with respect to the Company’s ability to incur liens on its property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with its affiliates.  In addition, the Credit Agreements require that the Company maintain certain financial coverage ratios and other debt covenants.  As of September 30, 2006, these coverage ratios and debt covenants included:

•                                          EBITDA (as defined in the applicable debt agreement) to fixed charges ratio of at least 1.60:1

•                                          minimum tangible net worth of approximately $1.2 billion

•                                          total debt to total adjusted assets of no more than 60% (or 65% in certain circumstances)

•                                          total secured debt to total adjusted assets of no more than 40%

•                                          unsecured debt to unencumbered assets value of no more than 60% (or 65% in certain circumstances)

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

As of September 30, 2006, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2006 (remaining three months)	$17,528
2007	64,720
2008	173,811
2009	182,376
2010	329,962
Thereafter	1,009,034
Total debt maturities	1,777,431

Net unamortized premiums on mortgages	11,637
Net unamortized discount on notes	(6,156)
Fair value adjustment on pay-floating swap agreements	(1,996)

Total debt obligations	$1,780,916

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

On August 2, 2006, the Company entered into two forward starting interest rate swap agreements, each for $75.0 million in notional amount.  One of the swaps is expected to be used to hedge the risk of changes in interest cash outflows on fixed rate 10-year borrowings/financings that the Company anticipates issuing between February 1, 2007 and October 31, 2007 by effectively locking the three-month LIBOR swap rate.  This swap terminates on June 15, 2017.  The other swap is expected to be used to hedge the risk of changes in interest cash outflows on fixed rate 10-year borrowings/financings that the Company anticipates issuing between February 1, 2008 and October 31, 2008 by effectively locking the three-month LIBOR swap rate.  This swap terminates on June 4, 2018.

As of September 30, 2006, the Company also had two reverse arrears swap agreements.  The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2006 (dollars in thousands).  The notional amounts at September 30, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(1,345)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(651)
Forward Starting Swap	Interest Rate	75,000	5.558%	06/15/17	(2,304)
Forward Starting Swap	Interest Rate	75,000	5.612%	06/04/18	(2,254)
		$215,000			$(6,554)

As of September 30, 2006, the reverse arrears swap debt of approximately $(2.0) million was reported as a component of the notes payable to which it was assigned.  As of September 30, 2006, there were approximately $13.6 million in deferred losses, net, represented in OCI, representing the unamortized portion of the settled swaps.

As of September 30, 2006, the forward starting swap debt of approximately $4.6 million was reported in Other liabilities.

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

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2005	7,883,488	5,109,215	2,774,273
Issued	—	—	—
Redeemed	—	17,143	(17,143)

Outstanding at September 30, 2006	7,883,488	5,126,358	2,757,130

Note 11:         Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS
Numerator:
Income from continuing operations	$28,842	$190,763	$90,156	$255,060
Preferred dividends	(5,494)	(5,475)	(16,467)	(16,413)
Income available to common shares from continuing operations - basic	23,348	185,288	73,689	238,647

Income available to common shares from discontinued operations - basic	4,340	5,282	16,204	20,369

Net income available to common shares - basic	$27,688	$190,570	$89,893	$259,016

Denominator:
Weighted average of common shares outstanding	104,506	103,460	104,419	103,157

Earnings per share - continuing operations	$0.22	$1.79	$0.70	$2.31
Earnings per share - discontinued operations	0.04	0.05	0.16	0.20
Basic earnings per common share	$0.26	$1.84	$0.86	$2.51

Diluted EPS
Numerator:
Income from continuing operations	$28,842	$190,763	$90,156	$255,060
Preferred dividends	(5,494)	(5,475)	(16,467)	(16,413)
Minority interest in consolidated partnership	210	4,359	561	4,892
Income available to common shares from continuing operations - diluted	23,558	189,647	74,250	243,539

Income available to common shares from discontinued operations - diluted	4,340	5,282	16,204	20,369

Net income available to common shares - diluted	$27,898	$194,929	$90,454	$263,908

Denominator:
Weighted average of common shares outstanding — basic	104,506	103,460	104,419	103,157
Effect of diluted securities:
Common stock options and contingently issuable shares	1,779	865	1,520	981
Excel Realty Partners, L.P. third party units	2,907	2,369	2,918	2,258
Convertible debt	237	89	16	162
Restricted stock	19	52	26	65
Weighted average of common shares outstanding - diluted	109,448	106,835	108,899	106,623

Earnings per share - continuing operations	$0.21	$1.77	$0.68	$2.29
Earnings per share - discontinued operations	0.04	0.05	0.15	0.19
Diluted earnings per common share	$0.25	$1.82	$0.83	$2.48

Note - For the three and nine months ended September 30, 2006 and 2005, there were no stock options that were anti dilutive.

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

Common Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions, which program expired on December 31, 2005.  Through December 31, 2005, approximately 2,150,000 shares were repurchased and retired at an average purchase price of $15.30 per share.  In February 2006, the Company renewed the repurchase program to provide for the repurchase of up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  Through September 30, 2006, no shares have been repurchased under the renewed common stock repurchase program.

In September 2006, the Company obtained separate authorization to repurchase an additional up to $75.0 million of its common stock in connection with the September 2006 Debt Offering (see Note 8).  Concurrently with the September 2006 Debt Offering, pursuant to such separate authorization, 1,863,600 shares were repurchased and retired at an average purchase price of $26.83 per share (approximately $50.0 million in aggregate value).  Due to the fact that the Company completed the offering on September 19, 2006, no additional repurchases may be made pursuant to this authorization.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock.

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500.00 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.   Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable.  For the three and nine months ended September 30, 2006, the Company recorded total, non-cash increases of approximately $0.2 million and $0.6 million, respectively.  The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares in amounts that are not expected to vary materially from the amounts recognized for the second quarter.

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

During the three and nine months ended September 30, 2006, the Company recorded approximately $0.4 million and $1.2 million of amortization of deferred compensation related to stock-based compensation, respectively.  For the three months ended September 30, 2006, the expense includes approximately $0.3 million related to stock options and approximately $0.1 million for restricted stock grants.  For the nine months ended September 30, 2006, the expense includes approximately $0.6 million related to stock options and approximately $0.6 million for restricted stock grants. Deferred compensation is recorded as a reduction to additional paid in capital.

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

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended	Nine months Ended
	September 30, 2005
Net income, as reported	$196,045	$275,429
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(260)
Pro forma net income	$195,958	$275,169

Earnings per share:
Basic — as reported	$1.84	$2.51
Basic — pro forma	$1.84	$2.51

Earnings per share:
Diluted — as reported	$1.82	$2.47
Diluted — pro forma	$1.82	$2.47

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000.  These prior outstanding option grants are now incorporated under the active stock option plan.  The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of September 30, 2006, approximately 2.0 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding under the 2003 Plan, at September 30, 2006, had exercise prices from $11.35 to $25.05 and a weighted average remaining contractual life of approximately 6.5 years.  The total amount of option shares exercisable under the 2003 Plan, at September 30, 2006, was approximately 2.2 million.

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

The Company believes that the use of the Black-Scholes option pricing model meets the fair value measurement objectives of SFAS No. 123(R) and reflects all substantive characteristics of the instruments being valued.  The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $2.02 for options granted during the nine months ended September 30, 2006, and the fair value of $1.10 for options granted during the nine months ended September 30, 2005:

	September 30, 2006	September 30, 2005
Expected dividend yield	6.50%	7.50%
Risk-free interest rate	4.65% - 4.75%	3.55%
Expected volatility	18.00%	15.00%
Expected life in years	1.5 years — 5.5 years	3.0 years

The following tables summarize information concerning outstanding and exercisable options as of September 30, 2006, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	695,721	3.4 years		695,721
$12.23	16,942	3.7 years		16,942
$12.40	63,254	4.0 years		63,254
$13.71	245,401	4.5 years		245,401
$15.15	18,071	4.7 years		18,071
$16.97	443,032	6.4 years		114,566
$17.41	23,152	5.7 years		23,152
$17.60	138,253	2.6 years		138,253
$17.70	660,538	5.5 years		381,359
$17.77	16,940	2.6 years		16,940
$17.82	10,481	2.0 years		10,481
$18.45	39,530	6.7 years		39,530
$21.08	42,072	7.7 years		42,072
$22.75	566,223	8.4 years		102,681
$23.11	549,631	7.4 years		185,961
$23.61	41,750	8.7 years		41,750
$23.85	44,614	8.7 years		44,614
$25.05	847,000	9.4 years		—
Total	4,462,605	6.5 years	$19.17	2,180,748	$17.36

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share	Intrinsic Value
Outstanding at December 31, 2005	4,113,213	$17.59	$23,010,775

Granted	891,750	$24.98
Exercised	(483,842)	$16.46
Forfeited	(58,516)	$20.01
Outstanding at September 30, 2006	4,462,605	$19.17	$33,492,495

Options exercisable at September 30, 2006	2,180,748	$17.36	$24,145,144

Certain of the Company’s option grants vest upon satisfaction of annual performance/market criteria, while other grants vest over time.

Restricted Stock Awards

During the nine months ended September 30, 2006, the Company granted 50,060 restricted shares of common stock to certain employees.  Of these shares, 25,030 will vest proportionately over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 31, 2006.  The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares in accordance with the provisions of SFAS No. 123(R), as discussed above.

The following table reports restricted stock activity during the nine months ended September 30, 2006:

	Number of Shares	Intrinsic Value
Unvested Shares at December 31, 2005	133,036	$3,083,774

Granted	50,060
Vested and Distributed	(32,758)	$818,304
Forfeited	(1,500)

Unvested Shares at September 30, 2006	148,838	$4,026,068

As of September 30, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, specifically, previously granted shares of restricted stock and options.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

Other Stock Awards

During the nine months ended September 30, 2006, the Company also granted 5,283 shares of common stock to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan.  The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation.  Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee.  The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit.  As of September 30, 2006, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $3.2 million.  Expenses for the three and nine months ended September 30, 2006 were immaterial.

Note 12:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company increased its previously taken reserve by an additional $2.5 million, for an aggregate reserve of approximately $4.8 million as of September 30, 2006.  Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of September 30, 2006, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of four separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2006, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $8.8 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2006, the Company had mortgage loans outstanding of approximately $424.8 million, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.9 billion.  In addition, from time to time, the Company will guarantee certain construction and other obligations relative to certain joint venture development projects.  The Company does not expect its obligation under such guarantees will be material.

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

Year
2006 (remaining three months)	$784
2007	3,119
2008	2,796
2009	2,738
2010	2,663
Thereafter	37,463

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

Note 13:         Comprehensive Income

Total comprehensive income was $29.2 million and $195.7 million for the three months ended September 30, 2006 and 2005, respectively.  Total comprehensive income was $103.4 million and $272.4 million for the nine months ended September 30, 2006 and 2005, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of September 30, 2006 and December 31, 2005, accumulated other comprehensive income reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of September 30, 2006	As of December 31, 2005
Unrealized gains on available-for-sale securities	$2,495	$2,040
Unrealized gains on deferred compensation	73	39
Realized losses on interest risk hedges, net	(9,077)	(10,153)
Unrealized losses on interest risk hedges	(4,558)	—
Accumulated other comprehensive loss	$(11,067)	$(8,074)

Note 14:         Subsequent Event

On November 3, 2006, the Company filed a registration statement on Form S-3 (the “Registration Statement”) registering (i) $200.0 million aggregate principal amount of the Company’s 3.70% convertible senior notes due September 15, 2026 (the “Convertible Notes”), and (ii) up to 7,454,340 shares of common stock of the Company, which may, under certain circumstances, become issuable upon conversion of the Convertible Notes.  The Convertible Notes were originally sold to qualified institutional buyers by means of a private placement in accordance with Rule 144A under the Securities Act of 1933, as amended, on September 19, 2006; at the same time a Registration Rights Agreement (the “Registration Rights Agreement”) was entered into between the Company and the initial purchasers of the Convertible Notes, which requires the filing of the Registration Statement. The Company will not receive any of the proceeds from the resale of the Convertible Notes or the shares of common stock by the selling security holders.

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

On August 10, 2005, we completed the Galileo Transactions.  Due to our continued interest in the Galileo Properties through a retained 5% ownership interest in Galileo America LLC, and our acquisition of certain property and asset management rights as part of the Galileo Transactions, the results of operations of these properties were not classified as discontinued operations for the three and nine months ended September 30, 2006 and 2005.  Accordingly, our results of operations for the three and nine months ended September 30, 2006 and 2005 include the results of operations of the Galileo Properties.

During the nine months ended September 30, 2006, we acquired two shopping centers (Shoppes at Hickory Hollow and The Quentin Collection), one land parcel (the Shoppes at Cinnaminson), and two buildings, one immediately adjacent to Tarpon Mall (a shopping center owned by us), and the other immediately adjacent to Hazel Path (a shopping center owned by us) (collectively, the “2006 Acquisitions”).  During 2005, we acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing (a shopping center owned by us), a vacant building immediately adjacent to Victory Square (a shopping center owned by us), six land parcels, the remaining 90% interest in Marketplace at Wycliffe (a shopping center in which we owned the other 10% interest), and the remaining 90% interest in Mableton Walk (a shopping center in which we owned the other 10% interest) (collectively, the “2005 Acquisitions”).

In accordance with the provisions of FIN 46 and EITF 04-5 our consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 include the results of operations of certain of our joint ventures (“Consolidation Adjustments”), as applicable.

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

Results of operations for the three months ended September 30, 2006 and 2005

Rental Revenues:

Total rental revenues increased $2.2 million, or 2%, from $114.8 million for the three months ended September 30, 2005 to $117.0 million for the three months ended September 30, 2006. Significant changes are discussed below.

Rental income decreased $5.3 million, or 6%, from $88.4 million for the three months ended September 30, 2005 to $83.1 million for the three months ended September 30, 2006.  The following factors accounted for this variance:

•                  2006 Acquisitions, which increased rental income by approximately $0.1 million

•                  Consolidation Adjustments, which increased rental income by approximately $0.5 million

•                  2005 Acquisitions, which increased rental income by approximately $1.9 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $1.3 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $8.6 million

•                  Decreased lease settlement income, which decreased rental income by approximately $0.5 million

Expense reimbursements increased $6.5 million, or 29%, from $22.2 million for the three months ended September 30, 2005 to $28.7 million for the three months ended September 30, 2006.  The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased expense reimbursements by approximately $0.1 million

•                  2005 Acquisitions, which increased expense reimbursements by approximately $0.7 million

•                  A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $2.1 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $5.3 million

•                  A net increase in the amount of reimbursable property insurance expenses, which increased expense reimbursements by approximately $0.8 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $2.5 million

Fee income increased $0.8 million, or 25%, from $3.2 million for the three months ended September 30, 2005 to $4.0 million for the three months ended September 30, 2006.  Fee income is derived from services provided to our joint ventures and other managed projects, and the variances in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the net increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $1.4 million

•                  Leasing fee revenue, which increased fee income by approximately $0.2 million

•                  Asset management fee revenue, which increased fee income by approximately $0.4 million

•                  Acquisition fee revenue, which decreased fee income by approximately $1.0 million

•                  Financing fee revenue, which decreased fee income by approximately $0.2 million

Operating Expenses:

Total operating expenses decreased $2.4 million, or 3%, from $68.8 million for the three months ended September 30, 2005 to $66.4 million for the three months ended September 30, 2006.  Significant changes are discussed below.

Operating costs increased $1.6 million, or 9%, from $17.5 million for the three months ended September 30, 2005 to $19.1 million for the three months ended September 30, 2006. The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  2005 Acquisitions, which increased operating costs by approximately $0.5 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing number of properties under management, which increased operating costs by approximately $0.5 million

•                  Increased insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $1.3 million

•                  Increased snow removal costs, which increased operating costs by approximately $0.1 million

•                  Combined increases in repair and utility expenses, which increased operating costs by approximately $0.4 million

•                  Decreased capitalization with respect to our redevelopment projects, which increased operating costs by approximately $0.4 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $1.7 million

Real estate taxes increased $1.2 million, or 8%, from $15.0 million for the three months ended September 30, 2005 to $16.2 million for the three months ended September 30, 2006.  The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased real estate taxes by approximately $0.1 million

•                  2005 Acquisitions, which increased real estate taxes by approximately $0.5 million

•                  Higher than expected tax assessments at certain properties, combined with lower legal costs, which increased real estate taxes by approximately $2.1 million

•                  Decreased capitalization with respect to our redevelopment projects, which increased real estate taxes by approximately $0.1 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $1.6 million

Depreciation and amortization increased $0.7 million, or 3%, from $22.0 million for the three months ended September 30, 2005 to $22.7 million for the three months ended September 30, 2006.   The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased depreciation and amortization by approximately $0.3 million

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $0.8 million

•                  Increased depreciation expense on properties previously under redevelopment, or classified as held for sale, which increased depreciation and amortization by approximately $1.2 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.1 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $1.7 million

Provision for doubtful accounts decreased $2.8 million, or 62%, from $4.5 million for the three months ended September 30, 2005 to $1.7 million for the three months ended September 30, 2006.  This decrease is primarily attributable to the collection of previously reserved receivables, which receivables were associated with the sale of the Galileo Properties in connection with the Galileo Transactions.

General and administrative expenses decreased $3.1 million, or 32%, from $9.8 million for the three months ended September 30, 2005 to $6.7 million for the three months ended September 30, 2006.  The following factors accounted for this variance:

•                  Increased payroll and payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, which increased general and administrative expenses by approximately $0.9 million

•                  Increased stock option expense primarily attributable to stock-based awards granted during 2006, which increased general and administrative expenses by approximately $0.4 million

•                  Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.3 million

•                  A change in accounting treatment whereby expenses previously billed to the Galileo Properties and reflected as management fee income, an offset to general and administrative expenses, are now classified as fee income in the consolidated statement of operations, which change resulted in an increase in general and administrative expenses by approximately $0.3 million

•                  The following non-recurring expenses, which were recorded in 2005 in connection with the Galileo Transactions and the payment of the Special Dividend, which decreased general and administrative expenses by approximately $2.2 million:

•                  Personnel expense of approximately $1.5 million

•                  Additional stock option expense of approximately $0.7 million attributable to, and recorded as a result of, the stock option revaluation resulting from the payment of the Special Dividend

•                  Reserves taken in 2005 in connection with specific tenant litigations, which decreased general and administrative expenses by approximately $2.8 million

Other Income and Expenses:

Equity in income of unconsolidated ventures increased $0.3 million, or 38%, from $0.8 million for the three months ended September 30, 2005 to $1.1 million for the three months ended September 30, 2006.  The following factors accounted for this variance:

•                  Increased income before depreciation, attributable to the following, which increased equity in income of unconsolidated ventures by approximately $1.5 million:

•                  The operating performance of Galileo America LLC, in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $0.7 million

•                  Increased operating performance of  NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of five properties by the joint venture subsequent to September 30, 2005, which increased income before depreciation by approximately $0.3 million

•                  Improved operating performance of BPR Shopping Center, L.P., which increased income before depreciation by approximately $0.5 million

•                  Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $1.2 million

Interest expense decreased $16.1 million, or 41%, from $39.6 million for the three months ended September 30, 2005 to $23.5 million for the three months ended September 30, 2006.  The following factors accounted for this variance:

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $0.7 million

•                  A higher interest rate on our then existing $150.0 million variable rate secured term loan, which increased interest expense by approximately $0.3 million

•                  An increase in the average balance outstanding under our then existing $350.0 million unsecured revolving credit facility, compounded by a higher average interest rate on such revolving credit facility, which increased interest expense by approximately $0.3 million

•                  The write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $4.2 million

•                  A net decrease in interest expense recorded on our outstanding notes payable, attributable to the following transactions, which decreased interest expense by approximately $7.2 million:

•                  The September 2006 Debt Offering, which increased interest expense by approximately $0.2 million

•                  The September 2005 Debt Offering, which increased interest expense by approximately $2.7 million

•                  The payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which decreased interest expense by approximately $7.1 million

•                  The repayment of $250.0 million in principal amount of our outstanding 5.875% unsecured senior notes, due June 15, 2007, with the proceeds from the September 2005 Debt Offering, which decreased interest expense by approximately $3.0 million

•                  The repayment of the Unsecured Term Loan in August 2005, which decreased interest expense by approximately $0.6 million

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness in 2005 with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, which decreased interest expense by approximately $1.2 million

•                  Prepayment penalties incurred in connection with the repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $11.2 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.4 million

Gain (loss) on sale of real estate was approximately $186.9 million for the three months ended September 30, 2005.  This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions.

Discontinued Operations:

For the three months ended September 30, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $0.1 million and $4.2 million in results of operations and gain on sale, respectively.  For the three months ended September 30, 2005, such properties generated approximately $2.3 million and $3.0 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Results of operations for the nine months ended September 30, 2006 and 2005

Rental Revenues:

Total rental revenues decreased $22.9 million, or 6%, from $372.5 million for the nine months ended September 30, 2005 to $349.6 million for the nine months ended September 30, 2006. Significant changes are discussed below.

Rental income decreased $29.4 million, or 10%, from $285.6 million for the nine months ended September 30, 2005 to $256.2 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  2006 Acquisitions, which increased rental income by approximately $0.1 million

•                  Consolidation Adjustments, which increased rental income by approximately $0.5 million

•                  2005 Acquisitions, which increased rental income by approximately $8.9 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $4.9 million

•                  Increased lease settlement income, which increased rental income by approximately $3.6 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $47.4 million

Expense reimbursements increased $1.6 million, or 2%, from $75.8 million for the nine months ended September 30, 2005 to $77.4 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased expense reimbursements by approximately $0.1 million

•                  2005 Acquisitions, which increased expense reimbursements by approximately $2.9 million

•                  A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $3.0 million

•                  A net increase in the amount of reimbursable property operating expenses, including electricity, insurance, water and sewer expenses, which increased expense reimbursements by approximately $6.6 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $11.0 million

Fee income increased $5.3 million, or 85%, from $6.2 million for the nine months ended September 30, 2005 to $11.5 million for the nine months ended September 30, 2006.  Fee income is derived from services provided to our joint ventures and other managed projects, and the variances in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $5.3 million

•                  Leasing fee revenue, which increased fee income by approximately $0.1 million

•                  Asset management fee revenue, which increased fee income by approximately $1.5 million

•                  Acquisition fee revenue, which decreased fee income by approximately $0.5 million

•                  Financing fee revenue, which decreased fee income by approximately $1.1 million

Operating Expenses:

Total operating expenses decreased $12.2 million, or 6%, from $208.2 million for the nine months ended September 30, 2005 to $196.0 million for the nine months ended September 30, 2006.  Significant changes are discussed below.

Operating costs decreased $3.2 million, or 5%, from $59.3 million for the nine months ended September 30, 2005 to $56.1 million for the nine months ended September 30, 2006. The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  2005 Acquisitions, which increased operating costs by approximately $2.2 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing  number of properties under management, which increased operating costs by approximately $1.9 million

•                  Costs recorded for conditional asset retirement obligations in accordance with FIN 47, and in anticipation of future environmental remediation, which increased operating costs by approximately $0.3 million

•                  Increased insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $1.6 million

•                  Increased utilities, which increased operating costs by approximately $0.5 million

•                  Combined increases in repairs, maintenance, cleaning and other miscellaneous expenses, which increased operating costs by approximately $0.5 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $9.7 million

•                  Decreased snow removal costs, which decreased operating costs by approximately $0.5 million

•                  Increased capitalization with respect to our redevelopment projects, due to increased project spending, which decreased operating costs by approximately $0.1 million

Real estate taxes decreased $4.4 million, or 9%, from $49.2 million for the nine months ended September 30, 2005 to $44.8 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased real estate taxes by approximately $0.1 million

•                  2005 Acquisitions, which increased real estate taxes by approximately $1.8 million

•                  Higher than expected assessments at certain properties, which increased real estate taxes by approximately $1.1 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $7.2 million

•                  Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.2 million

Depreciation and amortization decreased $3.5 million, or 5%, from $71.5 million for the nine months ended September 30, 2005 to $68.0 million for the nine months ended September 30, 2006.   The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased depreciation and amortization by approximately $0.3 million

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $4.4 million

•                  Increased depreciation expense on properties previously under redevelopment, or classified as held for sale, which increased depreciation and amortization by approximately $2.1 million

•                  Increased amortization expense of intangible assets, which increased depreciation and amortization by approximately $0.1 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $1.0 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $11.4 million

Provision for doubtful accounts decreased $3.0 million, or 33%, from $9.1 million for the nine months ended September 30, 2005 to $6.1 million for the nine months ended September 30, 2006.  This decrease is primarily attributable to the collection of previously reserved receivables, which receivables were associated with the sale of the Galileo Properties in connection with the Galileo Transactions.

General and administrative expenses increased $2.1 million, or 11%, from $19.0 million for the nine months ended September 30, 2005 to $21.1 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  Increased payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, and comprised of the following, which increased general and administrative expenses by approximately $3.9 million:

•                  Increased payroll expense of approximately $2.4 million

•                  Increased compensation expense, attributable to stock-based awards granted during 2006, of approximately $0.6 million

•                  Increased social security expense of approximately $0.2 million

•                  Increased medical expense of approximately $0.6 million

•                  Increased hiring costs of approximately $0.1 million

•                  Costs incurred in connection with offshore accounting, which increased general and administrative expenses by approximately $0.8 million

•                  Increased legal fees, which increased general and administrative expenses by approximately $0.2 million

•                  Increased computer services costs, which increased general and administrative expenses by approximately $0.3 million

•                  Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.7 million

•                  A change in accounting treatment whereby expenses previously billed to the Galileo Properties and reflected as management fee income, an offset to general and administrative expenses, are now classified as fee income in the consolidated statement of operations, which change resulted in an increase in general and administrative expenses by approximately $2.1 million

•                  Decreased rent expense, which decreased general and administrative expenses by approximately $0.7 million

•                  Reserves taken in 2005 in connection with specific tenant litigations, which decreased general and administrative expenses by approximately $2.8 million

•                  The following non-recurring expenses, which were recorded in 2005 in connection with the Galileo Transactions and the payment of the Special Dividend, which decreased general and administrative expenses by approximately $2.2 million:

•                  Personnel expense of approximately $1.5 million

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

Interest, dividend and other income decreased $1.0 million, or 28%, from $3.6 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  Decreased mortgage receivable balances, primarily attributable to the repayment of loans outstanding, which decreased interest, dividend and other income by approximately $0.3 million

•                  Interest earned on cash balances in 2005, primarily on the balance maintained during the period between the closing of the Galileo Transactions on August 10, 2005 and the payment of the Special Dividend on September 27, 2005, which decreased interest, dividend and other income by approximately $0.7 million

Equity in income of unconsolidated ventures increased $1.9 million, or 100%, from $1.9 million for the nine months ended September 30, 2005 to $3.8 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  Increased income before depreciation, attributable to the following, which increased equity in income of unconsolidated ventures by approximately $7.8 million:

•                  The operating performance of Galileo America LLC, in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $3.4 million

•                  Increased operating performance of  NP/I&G Institutional Retail Company, LLC, primarily attributable to property acquisitions by the joint venture subsequent to September 30, 2005,     which increased income before depreciation by approximately $0.8 million

•                  Increased operating performance of CA New Plan Acquisition Fund, LLC, primarily attributable to property acquisitions by the joint venture subsequent to September 30, 2005, which increased income before deprecation by approximately $0.2 million

•                  Improved operating performance of BPR Shopping Center, L.P., and the allocation of 2005 income in 2006, which increased income before depreciation by approximately $3.1 million

•                  A gain on the sale of land by BPR Land Partnership, L.P. in the first quarter of 2006, which increased income before depreciation by approximately $0.4 million

•                  A gain on the sale of Rodney Village, a property owned by Benbrooke Ventures, a joint venture in which we formerly had a 50% interest, in the first quarter of 2005, which decreased income before depreciation by approximately $0.1 million

•                  Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $5.9 million

Interest expense decreased $25.9 million, or 27%, from $95.1 million for the nine months ended September 30, 2005 to $69.2 million for the nine months ended September 30, 2006.  The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased interest expense by approximately $0.2 million

•                  A higher interest rate on our then existing $150.0 million variable rate secured term loan, which increased interest expense by approximately $2.2 million

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $1.8 million

•                  The write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $4.2 million

•                  A net decrease in interest expense recorded on our outstanding notes payable, attributable to the following transactions, which decreased interest expense by approximately $10.3 million:

•                  The September 2005 Debt Offering, which increased interest expense by approximately $9.3 million

•                  The repayment of $100.0 million of our outstanding 7.75% unsecured senior notes, due April 5, 2005, with a portion of the proceeds from the issuance of the Unsecured Term Loan, which decreased interest expense by approximately $2.1 million

•                  The repayment of $250.0 million of our outstanding 5.875% unsecured senior notes, due June 15, 2007, with the proceeds from the September 2005 Debt Offering, which decreased interest expense by approximately $10.4 million

•                  The payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which decreased interest expense by approximately $7.1 million

•                  A decrease in the average balance outstanding under our then existing $350.0 million variable rate revolving credit facility, partially offset by a higher interest rate on such revolving credit facility, which decreased interest expense by approximately $1.3 million

•                  The repayment of the Unsecured Term Loan in August 2005, which decreased interest expense by approximately $2.3 million

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2006 Acquisitions and 2005 Acquisitions, which decreased interest expense by approximately $5.1 million

•                  Prepayment penalties incurred in connection with the repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $11.2 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $4.1 million

Minority interest decreased $5.2 million, from $5.8 million for the nine months ended September 30, 2005 to $0.6 million for the nine months ended September 30, 2006.  This decrease is primarily attributable to the allocation of a portion of the gain from the sale of the Galileo Properties in connection with the Galileo Transactions to the limited partners of ERP.

Gain (loss) on sale of real estate was approximately $186.9 million for the nine months ended September 30, 2005.  This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions.

Discontinued Operations:

For the nine months ended September 30, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $2.1 million, $(0.3) million and $14.4 million in results of operations, impairment of real estate held for sale, and gain on sale, respectively.  For the nine months ended September 30, 2005, such properties generated approximately $5.7 million and $14.7 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005

Net income available to common stockholders — diluted	$27,898	$194,929	$90,454	$263,908
Deduct:
Minority interest in income of consolidated partnership	(210)	(3)	(561)	(536)
Net income available to common stockholders basic	27,688	194,926	89,893	263,372
Add:
Depreciation and amortization
Continuing operations real estate assets	21,851	21,638	65,396	70,351
Discontinued operations real estate assets	3	634	290	2,475
Pro rata share of joint venture real estate assets	2,263	947	8,159	2,139
Deduct:
Gain on sale of real estate (1)	—	(186,942)	—	(186,942)
Gain on sale of discontinued operations (1)	(4,234)	(451)	(11,689)	(8,794)
Pro rata share of joint venture gain on sale of real estate (1)	—	(40)	(78)	(40)
Funds from operations — basic	47,571	30,712	151,971	142,561

Add:
Minority interest in income of consolidated partnership	210	3	561	536
Funds from operations — diluted	$47,781	$30,715	$152,532	$143,097

Net cash provided by operating activities	$48,552	$53,574	$149,097	$177,986
Net cash (used in) provided by investing activities	(65,036)	770,723	(104,565)	668,015
Net cash provided by (used in) financing activities	22,028	(826,714)	(39,061)	(847,349)

(1)             Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $20.4 million in available cash, cash equivalents and marketable securities.  As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs.  Instead, these needs must be met from cash generated from operations and external sources of capital.  As of September 30, 2006, $350.0 million was available for draw under the Amended Revolving Facility.

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

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), capital expenditures incurred in our development and redevelopment projects, and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in ERP.  We believe that cash generated from operations and borrowings under the Amended Revolving Facility will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow from operations.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly.  Pursuant to the terms of certain of our joint venture agreements, we have committed to contribute up to an aggregate of $73.3 million of capital that may be required by such joint ventures.  As of September 30, 2006, we contributed approximately $35.8 million of the committed amount.  In addition to this amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which amount is not expected to be material.  We expect to fund these capital requirements either out of excess cash from operations, or through draws on the Amended Revolving Facility.

During the nine months ended September 30, 2006, we completed 12 redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $42.0 million.  In addition, we develop outparcels of properties in our consolidated portfolio and during the nine months ended September 30, 2006, we completed four outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $8.0 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 31 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $183.1 million.  Our current outparcel development pipeline in our consolidated portfolio is comprised of six projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $19.6 million.  We intend on financing these redevelopment and outparcel redevelopment projects through cash from operations or draws on the Amended Revolving Facility.

We also redevelop properties in our joint venture portfolios.  During the nine months ended September 30, 2006, we completed one redevelopment project in our joint venture portfolio, the aggregate cost of which, including costs incurred in prior years on this project, was approximately $3.9 million, of which our pro rata share was approximately $0.4 million.  In addition, we develop outparcels of properties in our joint venture portfolio and during the nine months ended September 30, 2006, we completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $6.0 million, of which our pro rata share was approximately $0.3 million.  Our current redevelopment pipeline for our joint venture portfolios is comprised of eight projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $115.6 million, of which our pro rata share will be approximately $4.9 million.  Our current outparcel development pipeline for our joint venture portfolios is comprised of one project, the aggregate cost of which, including costs incurred in prior years on the project, is expected to be approximately $2.2 million, of which our prop rata share will be approximately $0.1 million.  We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

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

In February 2006, we renewed our common stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  At that time, we also renewed our preferred stock and public debt repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  As of September 30, 2006, no repurchases had been made under any of our renewed repurchase programs.

We also obtained separate authorization in September 2006 to repurchase an additional up to $75.0 million of our outstanding common stock in connection with the September 2006 Debt Offering (Note 8).  Concurrently with the September 2006 Debt Offering, pursuant to such separate authorization, 1,863,600 shares of common stock were repurchased and retired at an average purchase price of $26.83 per share (approximately $50.0 million aggregate value).  Due to the fact that we completed the offering on September 19, 2006, no additional repurchases may be made pursuant to this authorization.

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

We selectively effect asset sales to generate cash proceeds.  During the nine months ended September 30, 2006, we generated approximately $49.7 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $1.4 million from the disposition of certain properties and land parcels held through joint ventures.  During 2005, we generated approximately $1.1 billion in gross proceeds through the sale of the Galileo Properties as part of the Galileo Transactions, as well as the culling of non-core and non-strategic properties and approximately $17.1 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of September 30, 2006 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,749,833	$17,430	$237,679	$511,349	$983,375
Capital Lease Obligations	27,598	98	852	989	25,659
Operating Leases (2)	49,563	784	5,915	5,401	37,463
Total	$1,826,994	$18,312	$244,446	$517,739	$1,046,497

(1)             Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)             Operating leases include ground leases for shopping centers that we operate, an office building that we sublet, and our administrative office space (Note 12).

We intend to repay our 2006 contractual cash obligations, the balance of which represents maturing mortgages and scheduled amortization, either through draws under the Amended Revolving Facility, with proceeds generated through the sale of assets, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of September 30, 2006 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of September 30, 2006	Current Interest Rate (1)	Maturity Date
Amended Revolving Facility	$350,000	$—	LIBOR plus 55 bp (2)	August 2010
Amended Secured Term Loan	150,000	150,000	LIBOR plus 55 bp	August 2010
Total	$500,000	$150,000

(1)             We incur interest using a 30-day LIBOR rate, which was 5.32% at September 30, 2006.

(2)             We also incur an annual facility fee of 15 basis points on this facility.

On September 19, 2006, we completed the September 2006 Debt Offering.  Net proceeds from the offering were used to repurchase approximately $50.0 million of our common stock at a price of $26.83 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Amended Revolving Facility.

On August 25, 2006, we amended and restated our existing $350.0 million unsecured revolving credit facility and added an accordion feature that allows us, subject to certain conditions, to increase the amount that can be borrowed under the facility to $500.0 million.  The Amended Revolving Facility bears interest at LIBOR plus 55 basis points (based on our current credit ratings) and incurs an annual facility fee of 15 basis points.  The Amended Revolving Facility is scheduled to mature on August 25, 2010, with a one-year extension option.

On August 25, 2006, the Company also amended and restated its existing $150.0 million secured term loan.  The Amended Secured Term Loan bears interest at LIBOR plus 55 basis points (based on our current credit ratings) and is scheduled to mature on August 25, 2010.

Our ability to borrow under the Credit Agreements is subject to our ongoing compliance with a number of covenants, including with respect to our ability to incur liens on our property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with our affiliates.  In addition, the Credit Agreements require that we maintain certain financial coverage ratios and other debt covenants. As of September 30, 2006, these coverage ratios and debt covenants, as amended, included:

•                  EBITDA (as defined in the applicable debt agreement) to fixed charges ratio of at least 1.60:1

•                  minimum tangible net worth of approximately $1.2 billion

•                  total debt to total adjusted assets of no more than 60% (or 65% in certain circumstances)

•                  total secured debt to total adjusted assets of no more than 40%

•                  unsecured debt to unencumbered assets value of no more than 60% (or 65% in certain circumstances)

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

Under the terms of each of the Amended Revolving Facility and the Amended Secured Term Loan, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into.  The Amended Secured Term Loan also contains certain financial covenants relating to the operating performance of certain properties that collateralize the Amended Secured Term Loan.

As of September 30, 2006, we had approximately $1.2 billion of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.3%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our existing Credit Agreements, as described above.

As of September 30, 2006, we were in compliance with all of the financial covenants under our existing Credit Agreements and public indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing Credit Agreements and public indebtedness, as of September 30, 2006, we had approximately $424.8 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.3% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of September 30, 2006, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Acquisition Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets.  Under the terms of the joint venture, we have committed to contribute our pro rata share of any capital that might be required by the joint venture for asset acquisitions, up to a maximum of $4.2 million, of which approximately $2.8 million had been contributed by us as of September 30, 2006.  We anticipate contributing the remaining approximate $1.4 million by the end of 2007.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of September 30, 2006, the joint venture owned seven operating retail properties and one property under redevelopment, and had loans outstanding of approximately $67.9 million.  As of September 30, 2006, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $2.5 million.

•      Galileo America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005, in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest.  As of September 30, 2006, the joint venture was comprised of 130 stabilized retail assets, two properties under redevelopment and one new development property, and had loans outstanding of approximately $1.2 billion.  As of September 30, 2006, the book value of our investment in Galileo America LLC was approximately $34.5 million.

•      NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 retail properties as of September 30, 2006.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. We initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, we, together with ERP, contributed a disproportionate share of capital to the venture, such that our total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to us in February 2006.  During the nine months ended September 30, 2006, in connection with the acquisition of certain other assets, we increased our committed capital to the venture to $31.8 million of which approximately $31.1 million had been contributed as of September 30, 2006.  We do not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $281.6 million as of September 30, 2006.  As of September 30, 2006, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $29.8 million.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, we formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, we have a 20% interest in the venture and have agreed to contribute our pro rata share of any capital required by the venture for asset acquisitions, up to a maximum of $30.0 million.  As of September 30, 2006, we had not made any such capital contributions.  We anticipate contributing the $30.0 million at various times through the end of 2007.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of September 30, 2006, the joint venture did not own any properties.  The joint venture had no loans outstanding as of September 30, 2006.

•      NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, we have agreed to contribute $6.0 million, $1.9 million of which we have contributed as of September 30, 2006.  After our contribution of the total committed amount, we will have a 20% interest in the venture and will be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2006.  As of September 30, 2006, the book value of our investment in NPK Redevelopment I, LLC was approximately $1.9 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of September 30, 2006.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $48.0 million as of September 30, 2006.  As of September 30, 2006, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.8 million.

•      BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of September 30, 2006.  As of September 30, 2006, the book value of our investment in BPR Land Partnership, L.P. was approximately $0.9 million.

•      BPR Shopping Center, L.P.  We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $68.0 million as of September 30, 2006.  As of September 30, 2006, the book value of our investment in BPR Shopping Center, L.P. was approximately $2.9 million.

•      BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of September 30, 2006.  As of September 30, 2006, the book value of our investment in BPR South, L.P. was approximately $0.8 million.

•      CA New Plan Venture Direct Investment Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum of $0.4 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture.  As of September 30, 2006, we had not made any such capital contributions.  As of September 30, 2006, the joint venture owned seven retail properties and had loans outstanding of approximately $60.6 million.  As of September 30, 2006, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $1.0 million.

•      CA New Plan Venture Fund, LLC.  During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.   As of September 30, 2006, the joint venture owned five operating retail properties and one retail property under redevelopment.  Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and have agreed to contribute our share of any additional capital that might be required by the joint venture.  As of September 30, 2006, we had not made any such capital contributions.  The joint venture had loans outstanding of approximately $54.8 million as of September 30, 2006.  As of September 30, 2006, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $3.2 million.

•      Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture plans to redevelop the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $27.7 million as of September 30, 2006.   As of September 30, 2006, the book value of our investment in Westgate Mall, LLC was approximately $1.3 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of September 30, 2006, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of four separate letters of credit in connection with certain property related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2006, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $8.8 million.

•      Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2006, we had mortgage loans outstanding of approximately $424.8 million and our unconsolidated joint ventures had mortgage loans outstanding of approximately $1.9 billion.  In addition, from time to time, we will guarantee certain construction and other obligations relative to certain joint venture development projects.  We do not expect our obligations under such guarantees will be material.

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

Year
2006 (remaining three months)	$784
2007	3,119
2008	2,796
2009	2,738
2010	2,663
Thereafter	37,463

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of September 30, 2006.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, even if our ultimate loss is more than the reserve established, we believe that the amount of the loss in excess of the reserve would be immaterial.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006, we had approximately $23.9 million of outstanding floating rate mortgages.  We also had approximately $150.0 million outstanding under our floating rate Credit Agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2006, in relation to our approximately $1.8 billion of outstanding total debt, our approximately $3.5 billion of total assets and our approximately $4.9 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

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

On August 2, 2006, we entered into two forward starting interest rate swap agreements, each for $75.0 million in notional amount.  One of the swaps is expected to be used to hedge the risk of changes in interest cash outflows on fixed rate 10-year borrowings/financings that we anticipate issuing between February 1, 2007 and October 31, 2007 by effectively locking the three-month LIBOR swap rate.  This swap terminates on June 15, 2017.  The other swap is expected to be used to hedge the risk of changes in interest cash outflows on fixed rate 10-year borrowings/financings that we anticipate issuing between February 1, 2008 and October 31, 2008 by effectively locking the three-month LIBOR swap rate.  This swap terminates on June 4, 2018.

As of September 30, 2006, we had entered into two reverse arrears swap agreements.   The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.4 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.4 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $238.9 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of September 30, 2006.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $82.7 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $80.6 million. This assumes that our total debt outstanding remains at approximately $1.8 billion, the balance as of September 30, 2006.

As of September 30, 2006, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II — OTHER INFORMATION

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Under our common stock repurchase program, which was renewed in February 2006, we are authorized to repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions.  At that time, we also renewed our preferred stock and public debt repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions.  In September 2006, we also obtained separate authorization to repurchase an additional up to $75.0 million of our outstanding common stock in connection with the September 2006 Debt Offering (Note 8).

During the three months ended September 30, 2006, we repurchased 1,863,600 shares of our common stock under the separate authorization obtained in connection with the September 2006 Debt Offering.  Due to the fact that we completed the September 2006 Debt Offering on September 19, 2006, no additional repurchases may be made pursuant to this authorization.  The following table presents information related to such repurchases of common stock made during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2006	—		$—	—		$200,000,000 (2)
August 1-31, 2006	—		$—	—		$200,000,000 (2)
September 1-30, 2006	1,863,600	(1)	$26.83	1,863,600	(1)	$200,000,000 (2)

Total	1,863,600	(1)	$26.83	1,863,600	(1)	$200,000,000 (2)

(1)          Represents shares of common stock repurchased in connection with the September 2006 Debt Offering, pursuant to a separate authorization obtained in connection with such offering.

(2)          This dollar value represents $75.0 million of common stock, which we are authorized to repurchase pursuant to our common stock repurchase program, and $125.0 million of preferred stock, which we are authorized to repurchase pursuant to our preferred stock and public debt repurchase program.  In the event that we repurchase outstanding public debt pursuant to our preferred stock and public debt repurchase program, the total dollar value of preferred stock that we may repurchase pursuant to such program will be reduced as a result and to the extent of such repurchases. As of September 19, 2006, the date on which we completed the September 2006 Debt Offering, no additional repurchases could be made pursuant to the separate authorization obtained in connection with the September 2006 Debt Offering.

Item 5.            Other Information

As previously disclosed in our Current Report on Form 8-K, filed on August 28, 2006, on August 25, 2006, we entered into the Amended Revolving Facility with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the First Amended and Restated Revolving Credit Agreement, as amended, dated June 29, 2004, among us, Bank of America, N.A. and the other lenders party thereto.  Borrowings under the Amended Revolving Facility bear interest at LIBOR plus a spread that varies depending on our credit ratings (currently 55 basis points).  The Amended Revolving Facility incurs an annual facility fee of 15 basis points and is scheduled to mature on August 25, 2010, with a one-year extension option. We have the right to increase the amount that can be borrowed under the Amended Revolving Facility to $500 million, subject to certain conditions.

Concurrently with our entry into the Amended Revolving Facility, we also entered into the Amended Secured Term Loan with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the First Amended and Restated Secured Term Loan Agreement, as amended, dated June 29, 2004, among us, Bank of America, N.A. and the other lenders party thereto. Borrowings under the Amended Secured Term Loan bear interest at LIBOR plus a spread that varies depending on our credit ratings (currently 55 basis points). The Amended Secured Term Loan is scheduled to mature on August 25, 2010.

Several of our subsidiaries are guarantors of our obligations under both the Amended Revolving Facility and the Amended Secured Term Loan. Bank of America, N.A. acted as Administrative Agent in both facilities, with The Bank of New York acting as Co-Syndication Agent in the Amended Revolving Facility and Syndication Agent in the Amended Secured Term Loan.  For the Amended Revolving Facility, Keybank National Association acted as Co-Syndication Agent, and J.P. Morgan Chase Bank, N.A. and SunTrust Bank acted as Co-Documentation Agents.  SunTrust Bank acted as Documentation Agent in the Amended Secured Term Loan.  Banc of America Securities LLC and BNY Capital Markets, Inc. were Joint Lead Arrangers for both of the Credit Agreements.

Our ability to borrow under both of the Credit Facilities will be subject to our ongoing compliance with a number of covenants, including with respect to our ability to incur liens on our property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with our affiliates.  In addition, both Credit Agreements require that we maintain certain financial coverage ratios and comply with other debt covenants. These coverage ratios and debt covenants include:

•                              EBITDA (as defined in the applicable debt agreement) to fixed charges ratio of at least 1.6:1

•                              minimum tangible net worth of approximately $1.2 billion

•                              total debt to total adjusted assets of no more than 60% (or 65% in certain circumstances)

•                              total secured debt to total adjusted assets of no more than 40%

•                              unsecured debt to unencumbered assets value of no more than 60% (or 65% in certain circumstances)

•                              book value of ancillary assets to total adjusted assets of no more than 25%

•                              book value of new construction assets to total adjusted assets of no more than 15%

•                              Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

The forgoing summary is qualified in its entirety by reference to the copies of the Amended Revolving Facility and the Amended Secured Term Loan, which were previously filed as Exhibits 10.1 and 10.3, respectively, to our Current Report on Form 8-K, filed on August 28, 2006, and are incorporated herein by reference.

The foregoing disclosure was previously provided under Item 1.01 in our Current Report on Form 8-K filed on August 28, 2006, and is provided herein for purposes of satisfying the requirements of Item 2.03 of Form 8-K.

Item 6.            Exhibits

4.1*	First Supplemental Indenture, dated as of September 19, 2006, between the Company and the Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2006.

4.2*

Form of 3.70% Convertible Senior Note due 2026, included as Exhibit A to the First Supplemental Indenture, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2006.

4.3*

Registration Rights Agreement, dated as of September 19, 2006, among the Company and the Initial Purchasers named in Schedule A to the Purchase Agreement, for whom Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Banc of America Securities LLC are acting as representatives, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 19, 2006.

10.1*

Second Amended and Restated Revolving Credit Agreement, dated as of August 25, 2006, among New Plan Excel Realty Trust, Inc., Bank of America, N.A. and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.2*

Second Amended and Restated Guaranty, dated as of August 25, 2006, by and among Excel Realty Trust—ST, Inc., CA New Plan Asset Partnership IV, L.P., CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner II, LP, NP of Tennessee, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan of Michigan, LLC, New Plan Property Holding Company, Pointe Orlando Development Company, New Plan Realty Trust, Excel Realty Trust-NC and Bank of America, N.A., as administrative agent (Second Amended and Restated Revolving Credit Agreement), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.3*

Second Amended and Restated Secured Term Loan Agreement, dated as of August 25, 2006, among New Plan Excel Realty Trust, Inc., Bank of America, N.A. and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.4*

Second Amended and Restated Guaranty, dated as of August 25, 2006, by and among Excel Realty Trust—ST, Inc., CA New Plan Asset Partnership IV, L.P., CA New Plan Texas Assets, L.P., HK New Plan Exchange Property Owner II, LP, NP of Tennessee, L.P., HK New Plan Exchange Property Owner I, LLC, New Plan of Illinois, LLC, New Plan of Michigan, LLC, New Plan Property Holding Company, Pointe Orlando Development Company, New Plan Realty Trust, Excel Realty Trust-NC and Bank of America, N.A., as administrative agent (Second Amended and Restated Secured Term Loan Agreement), filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

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

Dated: November 7, 2006

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer
(Principal Financial Officer)