Form 10-K
period 2006-12-31
NEW PLAN EXCEL REALTY TRUST INC
filed 2007-02-26
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒      Accelerated Filer ☐      Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the Registrant’s shares of common stock held by non-affiliates was approximately $2,508,098,812 as of June 30, 2006, based on the closing price of $24.69 on the New York Stock Exchange on that date.

As of February 21, 2007, the number of shares of common stock of the Registrant outstanding was 103,496,084.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

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

Item 1.                        Business

General

We are one of the nation’s largest owners, managers and developers of community and neighborhood shopping centers. As of December 31, 2006, we owned interests in 467 properties in 38 states, including 289 wholly-owned properties and one property held through a consolidated joint venture (collectively, our “Consolidated Portfolio”), as well as 177 properties held through unconsolidated joint ventures. The 467 properties include 453 community and neighborhood shopping centers with approximately 67.6 million square feet of gross leasable area (“GLA”), and 14 related retail assets with approximately 0.7 million square feet of GLA. In addition, we manage three properties, with approximately 0.7 million square feet of GLA, on behalf of third-party owners. Our Consolidated Portfolio includes 278 community and neighborhood shopping centers with approximately 40.7 million square feet of GLA and 12 related retail assets with approximately 0.7 million square feet of GLA. At December 31, 2006, the GLA for our Consolidated Portfolio was approximately 90.7% leased and the GLA for our total portfolio, including our pro rata share of joint venture properties, was approximately 90.9% leased.

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

•       generating fee income through the management of properties owned by joint ventures in which we have an economic interest, as well as properties owned by independent third parties;

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

Our ownership interests in real estate consist of our Consolidated Portfolio, which includes wholly-owned properties and properties consolidated in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) or in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar

Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), and our unconsolidated joint venture portfolio, which includes properties owned by joint ventures in which we have an economic interest. By entering into strategic joint ventures with institutional investors and other partners, we are able to generate capital sources for redevelopment, new development and acquisitions, as well as create an opportunity to earn fees for property management, leasing and other related services. Our joint ventures may grow through acquisitions from third parties or direct purchases from us. We, together with our joint venture partners, apply similar operating, investing and capital strategies to the portfolios owned by our joint ventures as we do with respect to our Consolidated Portfolio.

Aggressive Management

We aggressively manage our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In order to support these efforts, we have six regional offices and 11 satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area. We regularly monitor the physical condition of our properties and the financial condition of our tenants. We continually use our leasing and management capabilities to seek opportunities for tenant expansions, renovations and refurbishments to preserve and increase the value of our properties. We are currently improving the general appearance of certain of our properties by upgrading existing facades and roofs, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting. In addition, we remain focused on enhancing our property management skills and our internal capabilities, systems and infrastructure.

We seek to increase the cash flow and portfolio value of our existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at increased rents, expansion and redevelopment of existing properties, development of undeveloped outparcels and the minimization of overhead and operating costs.

Redevelopment and Outparcel Development of Properties

During 2006, we completed 17 redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $64.6 million. Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 27 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $189.4 million. In addition, during 2006, we completed four outparcel development projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $8.0 million. Our current outparcel development pipeline in our Consolidated Portfolio is comprised of nine projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $22.2 million. We intend on financing these redevelopment and outparcel development projects through cash from operations or draws on our $350.0 million unsecured revolving credit facility, which was amended and restated on August 25, 2006 (as amended, the “Amended Revolving Facility”).

We also redevelop properties in our joint venture portfolios and during 2006, we completed one redevelopment project, the aggregate cost of which, including costs incurred in prior years on this project, was approximately $3.9 million, of which our pro rata share was approximately $0.4 million. The current redevelopment pipeline in our joint venture portfolios is comprised of nine projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $125.8 million, of which our pro rata share will be approximately $14.7 million. In addition, we also develop outparcels at properties in our joint venture portfolios and during 2006, we completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $6.0 million, of which our pro rata share was approximately $0.3 million. The current outparcel development pipeline in our joint venture portfolios is comprised of one project, the aggregate cost of which, including costs incurred in prior years on this project, is expected to be approximately $2.2 million, of which our pro rata share will be approximately $0.1 million. We intend on financing the redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

New Development of Properties

We selectively enter into new development opportunities. These projects are driven by tenant demand, and as such, we generally have a lease executed with the anchor tenant prior to investing substantial capital. Such activity enhances our relationships with our anchor tenants by demonstrating our ability to serve their growth needs. Upon completion, we either hold the properties as long-term investments or sell them as part of a merchant building program. Properties that are developed as part of our merchant building program are owned in one of our wholly-owned taxable REIT subsidiaries, in accordance with the Tax Relief Extension Act of 1999, which became effective on January 1, 2001.

Our current new development pipeline in our Consolidated Portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $92.1 million. We intend on financing these new development projects through cash from operations or draws on the Amended Revolving Facility.

We also develop properties in our joint venture portfolios and the current pipeline for such new development projects in our joint venture portfolios is one project, the aggregate cost of which, including costs incurred in prior years on this project, is expected to be approximately $26.9 million, of which our pro rata share will be approximately $1.3 million. We intend on financing any new development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

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

During 2006, we expanded our Consolidated Portfolio by opportunistically acquiring the following: (i) five shopping centers, (ii) two buildings adjacent to shopping centers owned by us, (iii) the remaining 90% interests in two shopping centers in which we owned the other 10% interests, (iv) a leasehold interest in a new development project and (v) six land parcels. The acquisitions were completed in separate transactions during 2006 for an aggregate purchase price of approximately $197.5 million and were comprised of properties located within our existing regional concentrations. Included in the 2006 acquisitions of shopping centers is the acquisition of Tyrone Gardens, a 209,337 square foot shopping center located in St. Petersburg, Florida, for approximately $19.0 million by NewSem Tyrone Gardens LLC, a joint venture with The Sembler Company in which we hold a 90% interest. In accordance with the provisions of EITF 04-5, this property is included as a consolidated entity in our Consolidated Financial Statements.

During 2006, we also expanded our joint venture portfolios by acquiring, together with our joint venture partners, 15 properties and one land parcel for an aggregate purchase price of approximately $336.3 million.

Disposition of Properties

We generally hold our properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of our business. However, to maximize shareholder value, we continually analyze each asset in our portfolio and identify those properties that can be sold or exchanged in light of prevailing market conditions and the particular characteristics of each property. Through this strategy, we seek to continually update our core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying such capital into newer properties or properties where management techniques may maximize property values. We may engage from time to time in like-kind property exchanges, which allow us to dispose of properties and redeploy proceeds in a tax efficient manner.

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

During 2006, we generated proceeds of approximately $124.0 million through the dispositions of 27 shopping centers (15 of which were sold to a single buyer in a portfolio transaction), two miscellaneous properties and six land parcels, each of which were part of our Consolidated Portfolio. In addition, we generated approximately $1.3 million from our pro rata share of the dispositions of three properties and one land parcel held through our joint ventures.

Retail Real Estate Advisory Services

In order to capitalize on our asset management expertise and our broad geographic and tenant reach, we also provide retail real estate advisory services, including leasing and disposition strategies, for retailers. Our efforts may include services for our current tenants, as well as for retailers not currently leasing space in our portfolio. For example, during 2006, we were engaged by The Great Atlantic & Pacific Tea Company to advise on the sublease, assignment or other disposition of certain surplus Farmer Jack and Food Basics lease locations in the Southeast Michigan and Toledo, Ohio markets.

Portfolio Diversification

We seek to reduce risk through diversification achieved by the geographic distribution of our properties, the breadth of our tenant base and the balanced mix of both community and neighborhood shopping centers. As a result, the largest shopping center in our Consolidated Portfolio, as a percent of our total Consolidated Portfolio annualized base rent (“ABR”), is just 2.0% of our total Consolidated Portfolio ABR and the ten largest tenants in our Consolidated Portfolio account for 18.2% of our total Consolidated Portfolio ABR.  Including our pro rata share of ABR from unconsolidated joint venture properties, our largest shopping center, as a percent of our total portfolio ABR, is just 1.8% of our total portfolio ABR and our ten largest tenants account for 17.8% of our total portfolio ABR. Our properties are strategically located across 38 states and throughout more than 165 metropolitan and micropolitan statistical areas (as defined by The United States Office of Management and Budget for application to Census Bureau data). By owning both community shopping centers and neighborhood shopping centers we are able to offer convenience shopping for the day-to-day needs of consumers, as well as a broad range of general merchandise.

Financing Strategy

General

We intend to finance redevelopments of existing assets, new developments and future acquisition opportunities with the most advantageous sources of capital available to us at the time, which may include the sale of common stock, preferred stock or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of properties or joint venture interests. We also may enter into additional joint ventures with institutions to acquire individual properties or portfolios, reducing the amount of capital required by us to make such investments. Our financing strategy is to maintain a strong and flexible financial position by:

•       maintaining a prudent level of leverage in order to maintain current investment-grade credit ratings,

•       maintaining a large pool of unencumbered properties, and

•       managing our exposure to interest rate risk from our floating rate debt.

Financing Activities

Amendments and Restatements of Credit Agreements

On August 25, 2006, we amended and restated our then existing $350.0 million unsecured revolving credit facility and added an accordion feature to the Amended Revolving Facility that allows us, subject to certain conditions, to increase the amount that can be borrowed under the facility to $500.0 million. The Amended Revolving Facility bears interest at LIBOR plus 55 basis points (based on our current credit ratings) and incurs an annual facility fee of 15 basis points. The Amended Revolving Facility is scheduled to mature on August 25, 2010, with a one-year extension option.

On August 25, 2006, we also amended and restated our then existing $150.0 million secured term loan (as amended, the “Amended Secured Term Loan”). The Amended Secured Term Loan bears interest at LIBOR plus 55 basis points (based on our current credit ratings) and is scheduled to mature on August 25, 2010.

Issuance of 3.70% Senior Convertible Notes and Repurchase of $50.0 Million of Common Stock

On September 19, 2006, we completed a private offering of $200.0 million aggregate principal amount of 3.70% senior convertible notes (the “3.70% Convertible Notes”) due September 15, 2026 (the “September 2006 Debt Offering”).  At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of our common stock. The initial conversion rate will be 30.5506 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share). The notes may not be redeemed by us prior to September 20, 2011 (except to preserve our status as a REIT for U.S., federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders may require us to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.

Net proceeds from the September 2006 Debt Offering were used to repurchase and retire 1,863,600 shares of our common stock at an average purchase price of $26.83 per share (approximately $50.0 million in aggregate value) and for general corporate purposes, including the repayment of outstanding borrowings under our Amended Revolving Facility.

On November 3, 2006, we filed a registration statement on Form S-3 (the “Registration Statement”) registering the resale of the 3.70% Convertible Notes and the shares of our common stock, which may, under certain circumstances, become issuable upon conversion of the 3.70% Convertible Notes. The 3.70% Convertible Notes were originally sold to qualified institutional buyers by means of a private placement in accordance with Rule 144A under the Securities Act of 1933, as amended. At the time of the September 2006 Debt Offering, we entered into a Registration Rights Agreement with the initial purchasers of the 3.70% Convertible Notes, which required the filing of the Registration Statement. We will not receive any of the proceeds from the sale of the 3.70% Convertible Notes or the shares of common stock issuable upon conversion of the 3.70% Convertible Notes by the selling securityholders. On November 22, 2006, December 11, 2006, December 22, 2006, January 16, 2007 and February 2, 2007, we filed prospectus supplements to the Registration Statement naming additional beneficial holders as selling securityholders of the 3.70% Convertible Notes and shares of our common stock issuable upon conversion of the 3.70% Convertible Notes.

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

Employees

As of December 31, 2006, we employed approximately 440 individuals (including, executive, administrative and field personnel).

Available Information

Our internet website address is www.newplan.com. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Directors—the Audit Committee, the Corporate Governance and Nominating Committee and the Executive Compensation and Stock Option Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available in print free of charge, upon request by any stockholder. You can obtain such copies in print by contacting our Senior Vice President of Corporate Communications, either by mail at our corporate office or by e-mail at corporatecommunications@newplan.com.

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

Risks Related to Our Properties and Business

The economic performance and value of our properties are subject to risks associated with real estate assets and with the real estate industry.   As a real estate company, we are subject to all of the risks associated with owning and operating real estate, including:

•       changes in the national, regional and local economic climate, particularly in Texas, where properties that represented 17.0% of our Consolidated Portfolio total ABR and 17.3% of our total portfolio total ABR, each as of December 31, 2006, are located;

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

Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.   Our performance depends on our ability to collect rent from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of December 31, 2006, our largest tenants were The Kroger Co., Wal-Mart Stores and Sears Holdings Corp., the scheduled ABR for which, represented 4.1%, 2.4% and 2.3%, respectively, of our total ABR including our pro rata share of ABR generated by properties owned by unconsolidated joint ventures. As of December 31, 2006, The Kroger Co., Wal-Mart Stores and Sears Holdings Corp. represented 4.3%, 2.5% and 2.4%, respectively, of our scheduled ABR, excluding our pro rata share of ABR generated by properties owned by unconsolidated joint ventures.

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

We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.   We compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2006, leases were scheduled to expire on a total of approximately 11.6% of the space at our properties (including our pro rata share of properties owned by unconsolidated joint ventures) through 2007. We may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

Future acquisitions of properties may not yield the returns we expect, may result in disruptions to our business and may strain management resources.   We intend to continue acquiring select community and neighborhood shopping centers. In deciding whether to acquire a particular property, we make certain assumptions regarding the expected future performance of that property. However, newly acquired properties may fail to perform as expected. Our management may underestimate the costs necessary to bring acquired properties up to standards established for their intended market position, which may result in the properties’ failure to achieve projected returns.

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

Current and future development and redevelopment of real estate properties may not yield expected returns and may strain management resources.   We are actively involved in several ongoing redevelopment projects, and in the past few years have become more actively involved in development projects. We also expect to invest in additional development and redevelopment projects in the future.

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

•       failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and

•       delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws.

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

•       such investments have the potential risk of impasse on certain major decisions, such as a sale, because neither we nor our partner or co-venturer typically have full control over the joint venture;

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

As of December 31, 2006, we had approximately $91.4 million of investments in and advances to 13 unconsolidated joint ventures that own an aggregate of 177 properties. The largest of these investments is our investment in the Galileo America LLC venture. We have a 5% equity interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with our sale of an aggregate of 69 community and neighborhood shopping centers to Galileo America LLC. Our investment in this joint venture is subject to the risks described above for jointly owned investments. As of December 31, 2006, this joint venture was comprised of 132 stabilized assets, two assets undergoing redevelopment and one new development asset.

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

There can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.   Although we believe our properties are adequately covered by insurance, we cannot predict at this time if we will be able to obtain full coverage in the future at a reasonable cost. The costs associated with property and casualty renewals may be higher than anticipated.

We have substantial scheduled debt payments, which will result in significant debt service obligations, and we may not be able to refinance debt at maturity.   As of December 31, 2006, the total principal amount of our outstanding debt was approximately $1.8 billion. Therefore, our business is subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to pay expected dividends to stockholders and meet required payments of principal and interest. We are also subject to the risk that we may not be able to refinance existing debt, which in virtually all cases requires substantial principal payments at maturity, and, even if we can, the terms of a refinancing might not be as favorable as the terms of existing debt. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, cash flow may not be sufficient in all years to repay all maturing debt at the relevant time(s) and we may be forced to dispose of properties on disadvantageous terms. In addition, prevailing interest rates, our results of operations and financial condition, our senior debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense, which could adversely affect our cash flow and our ability to pay distributions to stockholders.

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

We currently have variable rate debt obligations, which could be substantial in the future and may impede our operating performance and put us at a competitive disadvantage.   As of December 31, 2006, we had approximately $265.3 million of outstanding floating rate debt, including the impact of swaps, maturing at various times up to September 1, 2011. In addition, we could increase the amount of our outstanding variable rate debt in the future in part by borrowing under the Amended Revolving Facility, which bears interest at a variable rate and had approximately $309.0 million available for draw as of December 31, 2006. The rates on our variable rate indebtedness increase when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future. Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt and pay dividends to stockholders.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities. Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, even though the counterparties to hedging agreements that we enter into are major financial institutions, which could increase our exposure to fluctuating interest rates. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. As of December 31, 2006, we were a party to four hedging agreements.

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

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.   As of December 31, 2006, we had approximately $437.3 million of mortgage debt outstanding, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Also, certain of these mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

Our financial covenants may restrict our operating and acquisition activities.   The Amended Revolving Facility, the Amended Secured Term Loan and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

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

•       actions by institutional shareholders or hedge funds, including trading or hedging activity; and

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

If the company fails to qualify as a REIT and any available relief provisions do not apply, the company would not be allowed to take a deduction for distributions to stockholders in computing its taxable income, and it would be subject to federal and state income tax (including any applicable alternative minimum tax) at regular corporate rates. Also, unless the Internal Revenue Service granted the company relief under certain statutory provisions, the company would remain disqualified as a REIT for four years following the year the company first failed to qualify. If the company failed to qualify as a REIT, the company would have to pay significant income taxes and would therefore have less money available for investments, debt service and dividends to stockholders. This likely would have a significant adverse affect on the value of our securities. In addition, we would no longer be required to pay any dividends to stockholders.

Even if the company qualifies as a REIT for federal income tax purposes, we are required to pay certain federal, state and local taxes on our income and property. For example, we will pay tax on any net taxable income or gain that we do not distribute in a taxable year. We may also be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

In addition, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we have undertaken a significant number of asset sales in recent years, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the Internal Revenue Service would not contend otherwise. The need to avoid this penalty tax could cause us to forego or defer sales of our properties that we might otherwise have sold or that might otherwise be in our best interest to sell or to own and sell such properties through a taxable REIT subsidiary. A taxable REIT subsidiary would be subject to a corporate level tax on its taxable income attributable to such sales.

Any net taxable income earned directly by our taxable affiliates, including ERT Development Corporation, is subject to federal, state and local corporate income tax. The taxation of the company at the state and local levels may differ from the federal income tax treatment of the company. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for investment, debt service, and distributions to our stockholders.

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

Item 1B.             Unresolved Staff Comments

None.

Item 2.                        Properties

The following table sets forth certain information as of December 31, 2006 regarding our Consolidated Portfolio properties on a state-by-state basis:

	Number of	Percent		Percent of
State	Properties	Leased	GLA (1)	Scheduled ABR (2)
Alabama	6	91.6%	703,686	1.1%
Arizona	3	86.8%	601,212	1.3%
Arkansas	1	100.0%	60,842	0.0%
California	11	94.6%	1,726,058	6.2%
Colorado	2	98.1%	364,580	1.3%
Connecticut	1	92.6%	97,086	0.3%
Delaware	1	100.0%	30,000	0.0%
Florida	28	90.0%	4,754,531	13.9%
Georgia	21	94.0%	2,488,139	5.8%
Illinois	10	93.0%	1,759,856	5.4%
Indiana	6	89.2%	828,289	1.5%
Iowa	2	71.4%	279,826	0.3%
Kentucky	9	96.7%	1,709,912	3.7%
Louisiana	3	99.3%	345,573	0.5%
Maryland	2	72.1%	163,161	0.3%
Massachusetts	2	82.2%	343,532	0.6%
Michigan	16	90.6%	2,207,848	5.7%
Minnesota	1	93.7%	55,715	0.1%
Nevada	2	74.4%	311,512	0.7%
New Jersey	7	98.5%	818,353	2.4%
New Mexico	2	100.0%	97,384	0.2%
New York	15	87.2%	2,014,432	5.7%
North Carolina	10	95.9%	1,375,925	2.2%
Ohio	24	85.0%	4,235,138	8.6%
Oklahoma	1	90.3%	186,851	0.5%
Pennsylvania	11	87.1%	2,117,696	5.5%
Rhode Island	1	93.2%	148,126	0.4%
South Carolina	4	91.2%	807,866	1.7%
Tennessee	15	90.8%	2,194,443	4.1%
Texas	64	92.0%	7,210,072	17.0%
Virginia	7	90.6%	941,257	2.1%
Wisconsin	1	100.0%	198,419	0.4%
Wyoming	1	89.5%	155,022	0.3%
	290	90.7%	41,332,342	100.0%
Region (3)
East	70	91.1%	10,567,346	24.7%
Midwest	60	88.1%	9,720,113	22.4%
South	139	91.7%	17,944,137	43.0%
West	21	91.6%	3,100,746	9.8%
	290	90.7%	41,332,342	100.0%

(1)          GLA represents gross leasable area in square feet.

(2)          ABR represents 2006 scheduled ABR based on contractual minimum lease payments as of December 31, 2006.

(3)          NCREIF Regions

Of the 290 properties in our Consolidated Portfolio, 286 properties are held in fee simple, and four properties are held pursuant to ground leases, which ground leases constitute an aggregate of 0.5 million rentable square feet and expire between 2027 and 2031.

As of December 31, 2006, we owned interests in 467 properties, including 177 properties held through unconsolidated joint ventures. The following table sets forth certain information as of December 31, 2006 regarding our properties on a state-by-state basis, and includes our pro rata share of unconsolidated joint venture properties:

	Number of	Percent		Percent of
State	Properties	Leased	GLA (1)	Scheduled ABR (2)
Alabama	10	92.2%	810,115	1.4%
Arizona	5	86.8%	611,391	1.2%
Arkansas	2	96.8%	69,868	0.0%
California	14	94.6%	1,752,127	5.9%
Colorado	6	98.1%	542,667	1.9%
Connecticut	13	94.6%	244,404	0.8%
Delaware	1	100.0%	30,000	0.0%
Florida	44	90.3%	4,915,990	13.5%
Georgia	38	94.0%	2,756,651	6.0%
Illinois	12	93.0%	1,801,436	5.2%
Indiana	8	89.2%	837,218	1.4%
Iowa	3	72.5%	293,299	0.3%
Kansas	1	94.3%	5,132	0.0%
Kentucky	14	96.8%	1,759,569	3.6%
Louisiana	6	99.3%	375,415	0.5%
Maine	2	100.0%	13,702	0.0%
Maryland	2	72.1%	163,161	0.3%
Massachusetts	6	82.7%	361,825	0.6%
Michigan	22	90.4%	2,273,892	5.5%
Minnesota	1	93.7%	55,715	0.1%
Mississippi	3	54.2%	13,156	0.0%
Nevada	3	75.3%	325,263	0.7%
New Hampshire	2	100.0%	11,122	0.0%
New Jersey	8	98.5%	821,193	2.3%
New Mexico	3	98.9%	103,685	0.2%
New York	24	88.0%	2,152,653	5.8%
North Carolina	19	96.0%	1,454,691	2.3%
Ohio	35	85.1%	4,383,704	8.4%
Oklahoma	2	92.5%	245,774	0.7%
Pennsylvania	16	87.3%	2,155,087	5.2%
Rhode Island	1	93.2%	148,126	0.4%
South Carolina	9	91.3%	828,021	1.7%
Tennessee	26	90.8%	2,247,583	4.0%
Texas	86	92.2%	7,606,218	17.3%
Virginia	13	91.1%	1,001,215	2.1%
West Virginia	3	93.0%	18,031	0.0%
Wisconsin	3	99.3%	212,314	0.4%
Wyoming	1	89.5%	155,022	0.3%
	467	90.9%	43,556,435	100.0%
Region (3)
East	133	91.5%	11,162,800	25.1%
Midwest	85	88.1%	9,862,710	21.3%
South	217	91.9%	19,040,770	43.3%
West	32	91.9%	3,490,155	10.2%
	467	90.9%	43,556,435	100.0%

(1)          GLA represents gross leasable area in square feet.

(2)          ABR represents 2006 scheduled ABR based on contractual minimum lease payments as of December 31, 2006.

(3)          NCREIF Regions

The following table sets forth a schedule of lease expirations for leases in place within our Consolidated Portfolio as of December 31, 2006 (excluding Pointe*Orlando, a wholly-owned property currently undergoing significant redevelopment), for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of	Leased	Percent of	ABR	Percent of
	Leases Expiring	GLA	GLA	Per Foot	Total ABR
2007	1,017	3,971,149	10.67%	$10.01	11.90%
2008	914	4,347,843	11.69%	9.52	12.39%
2009	867	4,316,522	11.60%	9.89	12.78%
2010	617	4,779,062	12.85%	8.48	12.13%
2011	577	4,007,814	10.77%	8.98	10.77%
2012	176	1,640,544	4.41%	8.63	4.24%
2013	117	1,680,247	4.52%	7.69	3.87%
2014	93	1,584,011	4.26%	8.97	4.26%
2015	123	2,363,775	6.35%	9.51	6.73%
2016	113	2,584,288	6.95%	8.20	6.34%
2017+	173	5,929,959	15.94%	8.22	14.59%
	4,787	37,205,214	100.00%	$8.98	100.00%

The following table sets forth a schedule of lease expirations for leases in place as of December 31, 2006 (including our pro rata share of unconsolidated joint venture properties, but excluding Pointe*Orlando, a wholly-owned property currently undergoing significant redevelopment), for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of	Leased	Percent of	ABR	Percent of
	Leases Expiring	GLA	GLA	Per Foot	Total ABR
2007	1,535	4,103,216	10.44%	$10.09	11.59%
2008	1,420	4,546,366	11.56%	9.58	12.19%
2009	1,356	4,512,747	11.48%	9.92	12.53%
2010	1,019	5,033,564	12.80%	8.62	12.15%
2011	884	4,231,773	10.76%	9.20	10.90%
2012	303	1,763,901	4.49%	8.87	4.38%
2013	218	1,783,829	4.54%	7.98	3.98%
2014	198	1,706,098	4.34%	9.09	4.34%
2015	225	2,505,267	6.37%	9.60	6.73%
2016	183	2,694,871	6.85%	8.37	6.31%
2017+	342	6,437,445	16.37%	8.26	14.89%
	7,683	39,319,077	100.00%	$9.09	100.00%

Item 3.                        Legal Proceedings

We are not presently involved in any material litigation arising outside the ordinary course of our business. However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by us.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “NXL”. As of February 21, 2007, there were approximately 3,297 registered record holders of our common stock. The following table shows the high and low sales prices, as reported by the New York Stock Exchange composite tape, and the cash dividends declared each calendar quarter during 2006 and 2005 for our common stock:

	High	Low	Cash Dividends Declared
2005:
First quarter	$27.35	$24.83	$0.4125
Second quarter	27.91	24.50	0.4125
Third quarter	28.65	22.39	3.3125	(1)
Fourth quarter	24.55	20.18	0.3125
2006:
First quarter	$26.42	$23.07	$0.3125
Second quarter	25.95	22.80	0.3125
Third quarter	27.75	24.35	0.3125
Fourth quarter	28.93	26.67	0.3125

(1)          Dividends declared for the third quarter 2005 include a special dividend of $3.00 per common share (the “Special Dividend”), which was paid on September 27, 2005 to common stockholders of record on August 25, 2005. In connection with the payment of the Special Dividend and the closing of a transfer of approximately $968.0 million of our assets to a joint venture, we reduced our regular quarterly dividend from $0.4125 per share of common stock to $0.3125 per share of common stock.

We declared dividends of approximately $151.1 million for the year ended December 31, 2006 (amount does not include increases to the dividend payable on our Series D depository shares to account for the “step-up” in the dividend rate).

Distributions to stockholders are usually taxable as ordinary income, although a portion of the dividend may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our stockholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Under our existing Amended Revolving Facility and Amended Secured Term Loan (together, “Credit Agreements”), we are restricted from paying common stock dividends that would exceed 95% of our funds from operations during any four-quarter period, except as necessary to protect our REIT status.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate Securities and Exchange Commission filings, in whole or in part, the following performance graph will not be incorporated by reference into any such filings.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return of our common stock for the period from December 31, 2001 to December 31, 2006 to the S&P 500 Index and to the published FTSE NAREIT Equity REIT Index over the same five-year period. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2001 and that all dividends were reinvested. The stockholder return shown on the graph below is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New Plan Excel Realty Trust, Inc., The S & P 500 Index
And The FTSE NAREIT Equity REIT Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
New Plan Excel Realty Trust, Inc.	100.00	108.95	151.58	177.40	181.60	223.21
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
FTSE NAREIT Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Income Data:
Rental revenues:
Rental income	$334,349	$358,869	$367,511	$343,823	$274,154
Percentage rents	4,903	5,811	5,979	6,347	5,389
Expense reimbursements	101,063	97,656	92,824	93,381	73,405
Fee income	16,660	10,957	4,797	5,265	5,266
Total rental revenues	456,975	473,293	471,111	448,816	$358,214
Expenses:
Operating costs	72,672	75,511	79,221	81,929	58,895
Real estate taxes	59,564	64,414	58,572	55,867	42,544
Depreciation and amortization	88,905	89,973	86,487	71,862	59,558
Provision for doubtful accounts	7,922	11,167	8,763	6,815	8,342
General and administrative	28,674	26,361	17,674	19,807	17,837
Total expenses	257,737	267,426	250,717	236,280	187,176
Income before real estate sales, minority interest and other income and expenses	199,238	205,867	220,394	212,536	171,038
Other income and expenses:
Interest, dividend and other income	4,016	4,219	3,517	4,130	5,734
Equity in income of unconsolidated ventures	5,143	4,045	1,513	3,438	5,245
Interest expense	(94,202)	(118,043)	(106,054)	(100,987)	(92,071)
Foreign currency loss	—	—	—	—	(13)
Impairment of real estate	—	(859)	(43)	(3,536)	(67,600)
Minority interest in income of consolidated partnership and joint ventures	(745)	(5,953)	(853)	(1,554)	(642)
Income from continuing operations	113,450	89,276	118,474	114,027	21,691
Discontinued operations:
Results of discontinued operations	8,025	12,353	15,476	17,929	39,293
Gain (loss) on sale of discontinued operations	14,648	17,787	(1,139)	4,018	99,046
Impairment of real estate held for sale	(907)	—	(88)	(6,953)	(39,961)
Income from discontinued operations	21,766	30,140	14,249	14,994	98,378
Income before gain on sale of real estate	135,216	119,416	132,723	129,021	120,069
Gain on sale of real estate	1	186,908	1,217	—	1,993
Net income	$135,217	$306,324	$133,940	$129,021	$122,062
Net income available to common stock—basic	$113,251	$284,436	$112,470	$107,221	$108,036
Net income available to common stock—diluted	$113,996	$289,506	$113,266	$108,776	$108,678
Basic earnings per common share:
Earnings per share—continuing operations	$0.88	$2.46	$0.98	$0.95	$0.11
Earnings per share—discontinued operations	0.21	0.29	0.13	0.15	1.03
Basic earnings per common share	$1.09	$2.75	$1.11	$1.10	$1.14
Diluted earnings per common share:
Earnings per share—continuing operations	$0.85	$2.43	$0.97	$0.93	$0.11
Earnings per share—discontinued operations	0.20	0.28	0.13	0.15	1.02
Diluted earnings per common share	$1.05	$2.71	$1.10	$1.08	$1.13
Average shares outstanding—basic	104,102	103,393	100,894	97,318	95,119
Average shares outstanding—diluted	108,814	106,834	103,345	100,269	96,552
Other Data:
Distributions per common share (1)	$1.25	$4.45	$1.65	$1.65	$1.65
Balance Sheet Data as of the End of Each Period:
Net real estate	$3,135,547	$3,016,262	$3,559,763	$3,294,037	$3,269,476
Total assets	3,534,899	3,369,762	3,831,742	3,558,596	3,515,279
Long term debt, net (2)	1,834,360	1,644,881	1,996,319	1,776,004	1,713,476
Total liabilities	2,032,677	1,820,717	2,160,797	1,934,588	1,902,996
Minority interest in consolidated partnership and joint ventures	57,485	57,659	30,784	37,865	39,434
Total stockholders’ equity	1,444,737	1,491,386	1,640,161	1,586,143	1,572,849

(1)             Amount for the year ended December 31, 2005 includes the Special Dividend of $3.00 per common share, which was paid on September 27, 2005 to common stockholders of record on August 25, 2005.

(2)             Long-term debt includes mortgage loans, net, notes payable, net, capital leases and credit agreements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our consolidated financial statements include our accounts and those of our wholly-owned and majority-owned subsidiaries and consolidated variable interest entities. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

We recognize rental revenue on a straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on our consolidated balance sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. Leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses. Rental income also includes lease termination fees.

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

Business Combinations

In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and building and tenant improvements, are determined as if vacant (i.e., at replacement cost). Intangible assets, including the above-market value of leases and the value of in-place leases, are recorded at their relative fair values. The below-market value of leases is recorded in Other liabilities on our Consolidated Balance Sheets.

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

Recently Issued Accounting Standards

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify misstatements using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. We adopted SAB No. 108 in the quarter ended December 31, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for such fiscal year, including financial statements for an interim period within such fiscal year. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 (i) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and (iii) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, but early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.

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

During 2006, we acquired four shopping centers (Shoppes at Hickory Hollow, The Quentin Collection, Fox Run Mall and Memphis Commons), two buildings immediately adjacent to properties owned by us (Building at Tarpon Mall and Building at Hazel Path), the remaining 90% interests in two shopping centers in which we owned the other 10% interests (Ventura Downs and Odessa-Winwood Town Center), six land parcels, and a leasehold interest in a new development project (collectively, the “2006 Acquisitions”).

On August 10, 2005, we completed the sale and contribution of 69 community and neighborhood shopping centers (the “Galileo Properties”) to Galileo America LLC for approximately $968.0 million of total consideration (the “Property Transfer”). As a result of a series of related transactions that occurred simultaneously with the closing of the Property Transfer, we own an approximately 5.0% equity interest in Galileo America LLC, which, as of December 31, 2006, owned 135 real estate assets. In addition, we acquired a recurring asset management fee stream and a minimum 20 year fee stream for all property management, leasing, development, acquisition and disposition fees related to Galileo America LLC (such transactions are referred to collectively with the Property Transfer as the “Galileo Transactions”). As a result of our  retained 5% equity ownership interest in Galileo America LLC, as well as our acquisition of the property and asset management rights as part of the Galileo Transactions, the results of operations of the Galileo Properties were not classified as discontinued operations for the years ended December 31,

2006, 2005 and 2004. Accordingly, our results of operations for the years ended December 31, 2006, 2005 and 2004 include the results of operations of the Galileo Properties.

During 2005, we acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing, a shopping center owned by us, a vacant building immediately adjacent to Victory Square, a shopping center owned by us, six land parcels, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which we owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which we owned the other 10% interest (collectively, the “2005 Acquisitions”). Accordingly, our results of operations for the years ended December 31, 2006 and 2005 include the results of operations of the 2005 Acquisitions.

During 2004, we acquired 11 shopping centers (New Britain Village Square, Elk Grove Town Center, Villa Monaco, Florence Square, Stockbridge Village, Starlite Plaza, Village Center, Annex of Arlington, Marketplace, Silver Pointe, and The Shoppes at Southside), 11 acres of unimproved land known as Unity Plaza, the remaining 50% interest in Clearwater Mall, a shopping center in which we owned the other 50% interest, and the remaining 50% interest in The Market at Preston Ridge, a shopping center in which we owned the other 50% interest (collectively, the “2004 Acquisitions”). Accordingly, our results of operations for the years ended December 31, 2006, 2005 and 2004 include the results of operations of the 2004 Acquisitions.

In accordance with the provisions of FIN 46 and EITF 04-5 our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 include the results of operations of certain of our joint ventures (collectively, “Consolidation Adjustments”), as applicable.

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

Results of Operations for the Twelve Months Ended December 31, 2006 and 2005

Revenues:

Total revenues decreased $16.3 million, or 3%, from $473.3 million in 2005 to $457.0 million in 2006. Significant changes are discussed below.

Rental income decreased $24.6 million, or 7%, from $358.9 million in 2005 to $334.3 million in 2006. The following factors accounted for this variance:

•       2006 Acquisitions, which increased rental income by approximately $2.1 million

•       2005 Acquisitions, which increased rental income by approximately $8.5 million

•       Consolidation Adjustments, which increased rental income by approximately $1.0 million

•       Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $9.6 million

•       Increased lease settlement income, which increased rental income by approximately $1.9 million

•       The sale of the Galileo Properties, which decreased rental income by approximately $47.3 million

•       Decreased specialty rent, which decreased rental income by approximately $0.4 million

Percentage rents decreased $0.9 million, or 16%, from $5.8 million in 2005 to $4.9 million in 2006. The following factors accounted for this variance:

•       2005 Acquisitions, which increased percentage rents by approximately $0.1 million

•       The sale of the Galileo Properties, which decreased percentage rents by approximately $0.4 million

•       Higher tenant sales breakpoints associated with contractual lease terms, combined with certain tenants who are now paying annual minimum rents in lieu of percentage rents, which decreased percentage rents by approximately $0.6 million

Expense reimbursements increased $3.4 million, or 3%, from $97.7 million in 2005 to $101.1 million in 2006. The following factors accounted for this variance:

•       2006 Acquisitions, which increased expense reimbursements by approximately $0.3 million

•       2005 Acquisitions, which increased expense reimbursements by approximately $2.7 million

•       Consolidation Adjustments, which increased expense reimbursements by approximately $0.2 million

•       A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $2.1 million

•       A net increase in the amount of reimbursable property operating expenses, including electricity, insurance, water and sewer expenses, which increased expense reimbursements by approximately $8.7 million

•       The sale of the Galileo Properties, which decreased expense reimbursements by approximately $10.6 million

Fee income increased $5.7 million, or 52%, from $11.0 million in 2005 to $16.7 million in 2006. Fee income is derived from services provided to our joint ventures and other managed projects, and the variances in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the net increase in fee income:

•       Property management fee revenue, which increased fee income by approximately $4.6 million

•       Leasing fee revenue, which increased fee income by approximately $0.5 million

•       Asset management fee revenue, which increased fee income by approximately $1.6 million

•       Acquisition fee revenue, which decreased fee income by approximately $0.8 million

•       Financing fee revenue, which decreased fee income by approximately $0.2 million

Operating Expenses:

Total operating expenses decreased $9.7 million, or 4%, from $267.4 million in 2005 to $257.7 million in 2006. Significant changes are discussed below.

Operating costs decreased $2.8 million, or 4%, from $75.5 million in 2005 to $72.7 million in 2006. The following factors accounted for this variance:

•       2006 Acquisitions, which increased operating costs by approximately $0.3 million

•       2005 Acquisitions, which increased operating costs by approximately $2.1 million

•       Consolidation Adjustments, which increased operating costs by approximately $0.2 million

•       Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing number of properties under management, which increased operating costs by approximately $1.4 million

•       Costs recorded for conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and in anticipation of future environmental remediation, which increased operating costs by approximately $0.3 million

•       Increased insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $1.3 million

•       Decreased capitalization with respect to our redevelopment projects, due to the completion of certain projects, which increased operating costs by approximately $3.5 million

•       The sale of the Galileo Properties, which decreased operating costs by approximately $9.5 million

•       Decreased snow removal costs, which decreased operating costs by approximately $0.4 million

•       Decreased legal fees for tenant related matters, which decreased operating costs by approximately $1.1 million

•       Combined net decreases in maintenance, repair and utility expenses, which decreased operating costs by approximately $0.7 million

•       Decreased advertising and promotions expenses, which accounted for the balance of the variance

Real estate taxes decreased $4.8 million, or 7%, from $64.4 million in 2005 to $59.6 million in 2006. The following factors accounted for this variance:

•       2006 Acquisitions, which increased real estate taxes by approximately $0.2 million

•       2005 Acquisitions, which increased real estate taxes by approximately $2.2 million

•       Consolidation Adjustments, which increased real estate taxes by approximately $0.2 million

•       Decreased capitalization, attributable to the completion of certain redevelopment projects, which increased real estate taxes by approximately $0.7 million

•       The sale of the Galileo Properties, which decreased real estate taxes by approximately $7.2 million

•       Lower assessments at certain properties, which decreased real estate taxes by approximately $0.9 million

Depreciation and amortization decreased $1.1 million, or 1%, from $90.0 million in 2005 to $88.9 million in 2006.  The following factors accounted for this variance:

•       2006 Acquisitions, which increased depreciation and amortization by approximately $1.1 million

•       2005 Acquisitions, which increased depreciation and amortization by approximately $4.3 million

•       Consolidation Adjustments, which increased depreciation and amortization by approximately $0.6 million

•       Increased depreciation expense on properties previously under redevelopment, which increased depreciation and amortization by approximately $2.8 million

•       Increased deprecation expense on corporate assets, which increased depreciation and amortization by approximately $0.2 million

•       Increased amortization expense of intangible assets, which increased depreciation and amortization by approximately $0.2 million

•       Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $1.1 million

•       The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $11.4 million

Provision for doubtful accounts decreased $3.3 million, or 29%, from $11.2 million in 2005 to $7.9 million in 2006. The following factors accounted for this variance:

•       2005 Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.3 million

•       Reserves taken on properties previously under redevelopment, partially offset by lower write-offs, which increased provision for doubtful accounts by approximately $1.9 million

•       Lower reserve levels on the Galileo Properties, combined with the collection of previously reserved receivables associated with these same properties, which decreased provision for doubtful accounts by approximately $5.5 million

General and administrative expenses increased $2.3 million, or 9%, from $26.4 million in 2005 to $28.7 million in 2006. The following factors accounted for this variance:

•       Increased payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, and comprised of the following, which increased general and administrative expenses by approximately $4.7 million:

•        Increased payroll and payroll related expenses of approximately $3.5 million

•        Increased compensation expense, primarily attributable to stock-based awards granted during 2006, of approximately $1.1 million

•        Increased hiring costs of approximately $0.1 million

•       Costs incurred in connection with our increased offshore accounting efforts, which increased general and administrative expenses by approximately $1.4 million

•       The write-off of pre-acquisition due diligence costs associated with an acquisition that did not materialize, combined with increased consulting expenses, which increased general and administrative expenses by approximately $0.3 million

•       Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.7 million

•       Decreased allocation of costs to the properties, primarily attributable to lower regional office costs, which increased general and administrative expenses by approximately $0.2 million

•       A change in accounting classification whereby expenses previously billed to the Galileo Properties and reflected as management fee income, an offset to general and administrative expenses, are now classified as fee income in the consolidated statement of operations, which change resulted in an increase in general and administrative expenses by approximately $1.5 million

•       Decreased rent expense, which decreased general and administrative expenses by approximately $0.7 million

•       Decreased utilities expense, which decreased general and administrative expenses by approximately $0.1 million

•       Reserves taken in 2005 in connection with specific tenant litigations, which decreased general and administrative expenses by approximately $2.8 million

•       Decreased legal fees, which decreased general and administrative expenses by approximately $0.5 million

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

Equity in income of unconsolidated ventures increased $1.1 million, or 28%, from $4.0 million in 2005 to $5.1 million in 2006. The following factors accounted for this variance:

•       Increased income before depreciation, attributable to the following, which increased equity in income unconsolidated ventures by approximately $7.7 million:

•        The operating performance of Galileo America LLC, a joint venture in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $4.0 million

•        Increased operating performance of NP/I&G Institutional Retail Company, LLC, primarily attributable to property acquisitions by the joint venture subsequent to January 1, 2005, which increased income before depreciation by approximately $0.7 million

•        Increased operating performance of CA New Plan Acquisition Fund, LLC, primarily attributable to property acquisitions by the joint venture subsequent to January 1, 2005, which increased income before deprecation by approximately $0.2 million

•        Improved operating performance of BPR Shopping Center, L.P., which increased income before depreciation by approximately $3.0 million

•        A gain on the sale of land by BPR Land Partnership, L.P. in the first quarter of 2006, which increased income before depreciation by approximately $0.4 million

•        A gain on the sale of Rodney Village, a property owned by Benbrooke Ventures, a joint venture in which we formerly had a 50% interest, in the first quarter of 2005, which decreased income before depreciation by approximately $0.1 million

•        Decreased operating performance of CA New Plan Venture Fund, LLC, primarily due to property sales by the joint venture subsequent to January 1, 2005, which decreased income before deprecation by approximately $0.5 million

•       Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $6.6 million

Interest expense decreased $23.8 million, or 20%, from $118.0 million in 2005 to $94.2 million in 2006. The following factors accounted for this variance:

•       Consolidation Adjustments, which increased interest expense by approximately $0.3 million

•       A higher interest rate on our then existing $150.0 million variable rate secured term loan (prior to August 2006 amendments), which increased interest expense by approximately $2.5 million

•       Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $1.8 million

•       The 2005 write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $4.2 million

•       A net decrease in interest expense recorded on our outstanding notes payable, attributable to the following transactions, which decreased interest expense by approximately $8.3 million:

•       The September 2006 Debt Offering, which increased interest expense by approximately $2.1 million

•        The public offering of $125.0 million aggregate principal amount of senior unsecured, 7-year fixed rate notes with a coupon of 5.125% and $125.0 million aggregate principal amount of senior unsecured, 10-year fixed rate notes with a coupon of 5.25% in September 2005 (collectively, the “September 2005 Debt Offering”), which increased interest expense by approximately $9.3 million

•        A full year of interest expense on our $100.0 million 5.30% unsecured senior notes, due January 15, 2015, which increased interest expense by approximately $0.2 million

•        The repayment of $100.0 million in principal amount of our outstanding 7.75% unsecured senior notes, due April 5, 2005, with a portion of the proceeds from our then existing $150.0 million unsecured term loan (the “Unsecured Term Loan”) on April 5, 2005, which decreased interest expense by approximately $2.5 million

•        The repayment of $250.0 million in principal amount of our outstanding 5.875% unsecured senior notes, due June 15, 2007, with the proceeds from the September 2005 Debt Offering, which decreased interest expense by approximately $10.3 million

•        The 2005 payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which decreased interest expense by approximately $7.1 million

•       A decrease in the average balance outstanding under our then existing $350.0 million variable rate revolving credit facility, partially offset by a higher interest rate on such revolving credit facility, which decreased interest expense by approximately $1.1 million

•       The repayment of the Unsecured Term Loan in August 2005, which decreased interest expense by approximately $2.3 million

•       A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2006 Acquisitions and 2005 Acquisitions, which decreased interest expense by approximately $5.4 million

•       Prepayment penalties incurred in connection with the 2005 repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $11.2 million

•       Decreased amortization of debt issuance costs, primarily attributable to the non-recurring write-off in 2005 of unamortized issuance costs associated with our then outstanding 5.875% unsecured notes, which decreased interest expense by approximately $1.1 million

•       Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $3.2 million

Minority interest in income of consolidated partnership and joint ventures decreased $5.3 million, from $6.0 million for the year ended December 31, 2005 to $0.7 million for the year ended December 31, 2006. This decrease is primarily attributable to the allocation of a portion of the gain from the sale of the Galileo Properties to the limited partners of Excel Realty Partners, L.P., a Delaware limited partnership (“ERP”), in 2005, which allocation did not recur in 2006.

Discontinued Operations:

For the year ended December 31, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $8.0 million, $14.6 million and $(0.9) million in results of operations, gain on sale and impairment of real estate held for sale, respectively. For the year ended December 31, 2005, such properties generated approximately $12.4 million and $17.8 million in results of operations and gain on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

Gain on Sale of Real Estate:

Gain on sale of real estate was approximately $186.9 million for the year ended December 31, 2005. This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions.

Results of Operations for the Twelve Months Ended December 31, 2005 and 2004

Revenues:

Total revenues increased $2.2 million, from $471.1 million in 2004 to $473.3 million in 2005. Significant changes are discussed below.

Rental income decreased $8.6 million, or 2%, from $367.5 million in 2004 to $358.9 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased rental income by approximately $8.6 million

•       2004 Acquisitions, which increased rental income by approximately $10.8 million

•       Increases in occupancy and rental rates, which increased rental income by approximately $5.7 million

•       Increased lease settlement income, which increased rental income by approximately $2.7 million

•       The sale of the Galileo Properties, which decreased rental income by approximately $28.0 million

•       Write-offs of straight-line rent balances related to certain tenant move-outs, primarily at our properties under redevelopment, which decreased rental income by approximately $2.6 million

•       Decreased specialty rent, which decreased rental income by approximately $0.2 million

•       Increased capitalization with respect to our redevelopment projects, which decreased rental income by approximately $5.2 million

•       Decreases in cost of living adjustments, which accounted for the balance of the variance

Expense reimbursements increased $4.9 million, or 5%, from $92.8 million in 2004 to $97.7 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased expense reimbursements by approximately $1.7 million

•       2004 Acquisitions, which increased expense reimbursements by approximately $4.9 million

•       A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $4.2 million

•       The sale of the Galileo Properties, which decreased expense reimbursements by approximately $4.1 million

•       A net decrease in the amount of reimbursable property operating expenses, which decreased expense reimbursements by approximately $1.0 million

•       Increased capitalization with respect to our redevelopment projects, which decreased expense reimbursements by approximately $0.8 million

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

•       Property management fee revenue, which increased fee income by approximately $3.0 million

•       Leasing fee revenue, which increased fee income by approximately $1.0 million

•       Acquisition fee revenue, which increased fee income by approximately $1.3 million

•       Asset management fee revenue, which increased fee income by approximately $0.8 million

Operating Expenses:

Total operating expenses increased $16.7 million, or 7%, from $250.7 million in 2004 to $267.4 million in 2005. Significant changes are discussed below.

Operating costs decreased $3.7 million, or 5%, from $79.2 million in 2004 to $75.5 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which increased operating costs by approximately $1.6 million

•       2004 Acquisitions, which increased operating costs by approximately $1.7 million

•       Increased payroll and payroll related expenses, attributable to increased personnel levels and increased management fees, as a result of the increased number of properties under management, which increased operating costs by approximately $1.9 million

•       Combined increases in maintenance, repair and utility expenses, which increased operating costs by approximately $1.5 million

•       Increased legal fees for tenant related matters, which increased operating costs by approximately $0.3 million

•       Increased snow removal costs, which increased operating costs by approximately $0.3 million

•       The sale of the Galileo Properties, which decreased operating costs by approximately $5.9 million

•       Decreased insurance expense attributable to lower premiums under our renewed insurance policy that went into effect in April 2005, which decreased operating costs by approximately $1.5 million

•       Increased capitalization with respect to our redevelopment projects, which decreased operating costs by approximately $3.6 million

Real estate taxes increased $5.8 million, or 10%, from $58.6 million in 2004 to $64.4 million in 2005. The following factors accounted for this variance:

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

•       Increased capitalization with respect to our redevelopment projects, which decreased real estate taxes by approximately $0.5 million

Depreciation and amortization increased $3.5 million, or 4%, from $86.5 million in 2004 to $90.0 million in 2005.  The following factors accounted for this variance:

•       2005 Acquisitions, which increased depreciation and amortization by approximately $3.5 million

•       2004 Acquisitions, which increased depreciation and amortization by approximately $4.4 million

•       Increased depreciation expense attributable to increased tenant improvements, which increased depreciation and amortization by approximately $1.5 million

•       Increased depreciation expense on properties previously under redevelopment or classified as held for sale, which increased depreciation and amortization by approximately $0.1 million

•       Increased amortization expense attributable to increased deferred leasing commissions, which increased depreciation and amortization by approximately $0.4 million

•       Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $0.6 million

•       The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $7.0 million

Provision for doubtful accounts increased $2.4 million, or 27%, from $8.8 million in 2004 to $11.2 million in 2005. The following factors accounted for this variance:

•       2005 Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.1 million

•       2004 Acquisitions, which in the aggregate increased provision for doubtful accounts by approximately $0.2 million

•       Reserves taken in connection with the sale of the Galileo Properties, which increased provision for doubtful accounts by approximately $2.8 million

•       Increased reserves taken for properties under redevelopment, which reserves were capitalized and therefore decreased provision for doubtful accounts by approximately $0.5 million

•       Increased recoveries of previously reserved amounts, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $0.2 million

General and administrative expenses increased $8.7 million, or 49%, from $17.7 million in 2004 to $26.4 million in 2005. The following factors accounted for this variance:

•       Increased payroll related expenses, attributable to the following factors, which increased general and administrative expenses by approximately $5.0 million:

•        Additional stock option expense of approximately $0.7 million attributable to, and recorded as a result of, the stock option revaluation resulting from the payment of the Special Dividend

•       Additional stock option expense of approximately $1.0 million taken in accordance with the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), for stock option grants awarded to certain of our employees and members of our Board of Directors during 2005

•       Additional personnel expense of approximately $1.5 million recorded in conjunction with the Galileo Transactions

•       Increased personnel levels and wage rates, which increased payroll related expenses by approximately $1.8 million

•       Increased rental expense and other office costs associated with our new corporate office location, which lease began in December 2004 and increased general and administrative expenses by approximately $2.2 million

•       Increased reserves taken in connection with specific tenant litigations, which increased general and administrative expenses by approximately $2.8 million

•       Increased costs incurred from offshore accounting services, partially offset by decreased accounting fees, primarily attributable to lower costs incurred in connection with complying with regulations under Section 404 of the Sarbanes-Oxley Act of 2002 as compared to 2004, which increased general and administrative expenses by approximately $0.8 million

•       Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.1 million

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

Interest, dividend and other income increased $0.7 million, or 20%, from $3.5 million in 2004 to $4.2 million in 2005. The following factors accounted for this variance:

•       Interest earned on cash balances, primarily on the balance maintained during the period between the closing of the Galileo Transactions on August 10, 2005 and the payment of the Special Dividend on September 27, 2005, which increased interest, dividend and other income by approximately $1.6 million

•       Consolidation Adjustments, which increased interest, dividend and other income by approximately $0.1 million

•       Compensation for an easement received in 2004, but not in 2005, which decreased interest, dividend and other income by approximately $0.1 million

•       Decreased mortgage receivable balances, primarily attributable to the repayment of loans outstanding, which decreased interest, dividend and other income by approximately $0.9 million

Equity in income of unconsolidated ventures increased $2.5 million, or 167%, from $1.5 million in 2004 to $4.0 million in 2005. The following factors accounted for this variance:

•       Increased income before depreciation, attributable to the following, which increased equity in income of unconsolidated ventures by approximately $4.6 million:

•        The operating performance of Galileo America LLC, a joint venture in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $1.6 million

•       Increased operating performance of NP/I&G Institutional Retail Company, LLC, primarily attributable to the acquisition of properties by the joint venture subsequent to January 1, 2004, which increased equity in income of unconsolidated ventures by approximately $2.0 million

•       Improved operating performance of BPR Shopping Center, L.P., which increased income of unconsolidated ventures by approximately $0.7 million

•       Improved operating performance of Arapahoe Crossings, L.P., which increased income of unconsolidated ventures by approximately $0.3 million

•       Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $2.1 million

Interest expense increased $11.9 million, or 11%, from $106.1 million in 2004 to $118.0 million in 2005. The following factors accounted for this variance:

•       An increase in the average balance outstanding under our then outstanding $350.0 million revolving credit facility, compounded by a higher interest rate on our then outstanding revolving credit facility, which increased interest expense by approximately $1.3 million

•       A higher interest rate on our then outstanding $150.0 million secured term loan, which increased interest expense by approximately $3.1 million

•       The Unsecured Term Loan, which was entered into in the second quarter of 2005 and paid off with a portion of the proceeds from the Galileo Transactions in the third quarter of 2005, which increased interest expense by approximately $2.3 million

•       Increased interest expense on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $2.3 million

•       Increased amortization of debt issuance costs, primarily attributable to the early repayment of public debt, which increased interest expense by approximately $0.9 million

•       The payment of accrued interest and a “make-whole” premium in connection with our redemption of all $250.0 million of our outstanding 5.875% senior notes due June 15, 2007, which increased interest expense by approximately $7.1 million

•       Prepayment penalties incurred in connection with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $11.2 million

•       A net decrease in the amount of mortgage indebtedness outstanding, attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2005 Acquisitions and 2004 Acquisitions, which decreased interest expense by approximately $5.0 million

•       The write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $3.0 million

•       The repayment of $75.0 million of our 6.875% medium-term notes in April 2005 with a portion of the proceeds from the Unsecured Term Loan, which decreased interest expense by approximately $5.8 million

•       A decrease in the balance outstanding under our fixed rate REMIC, attributable to ongoing scheduled payments, which decreased interest expense by approximately $0.2 million

•       Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $2.1 million

•       Decreased financing fees, which accounted for the balance of the variance

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

Discontinued Operations:

For the year ended December 31, 2005, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $12.4 million and $17.8 million in results of operations and gain on sale, respectively. For the year ended December 31, 2004, such properties generated approximately $14.6 million, $(0.1) million and $(1.1) million in results of operations, impairment of real estate held for sale and loss on sale, respectively. Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the periods indicated (dollars in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income available to common stockholders—diluted	$113,996	$289,506	$113,266
Deduct:
Minority interest in income of consolidated partnership, excluding gain allocation	(745)	(714)	(796)
Net income available to common stockholders—basic	113,251	288,792	112,470
Add:
Depreciation and amortization
Continuing operations real estate assets	85,470	88,412	84,796
Discontinued operations real estate assets	3,155	5,164	5,782
Pro rata share of joint venture real estate assets	10,355	3,732	1,629
Deduct:
Gain on sale of real estate (1)	(1)	(186,908)	(1,217)
(Gain) loss on sale of discontinued operations (1)	(11,801)	(11,818)	5,622
Pro rata share of joint venture (gain) loss on sale of real estate (1)	(78)	(406)	433
Funds from operations—basic	200,351	186,968	209,515
Add:
Minority interest in income of consolidated partnership, excluding gain allocation	745	714	796
Funds from operations—diluted	$201,096	$187,682	$210,311
Net cash provided by operating activities	$209,157	$222,366	$221,955
Net cash (used in) provided by investing activities	(154,809)	636,105	(254,294)
Net cash (used in) provided by financing activities	(55,634)	(856,561)	34,303

(1)          Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $13.8 million in available cash, cash equivalents and marketable securities. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will have any substantial cash balances that could be used to meet our liquidity needs. Instead, these needs must be met from cash generated from operations and external sources of capital.

As of December 31, 2006, approximately $309.0 million was available for draw under the Amended Revolving Facility.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. Pursuant to the terms of certain of our joint venture agreements, we have outstanding commitments to contribute up to an aggregate of $5.5 million that may be required by such joint ventures. In addition to the committed amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which pro rata share is not expected to be material. We expect to fund these capital requirements either out of excess cash from operations, or through draws on the Amended Revolving Facility.

During 2006, we completed 17 redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $64.6 million. Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 27 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $189.4 million. In addition, during 2006, we completed four outparcel development projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $8.0 million. Our current outparcel development pipeline in our Consolidated Portfolio is comprised of nine projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $22.2 million. We intend on financing these redevelopment and outparcel development projects through cash from operations or draws on the Amended Revolving Facility.

We also redevelop properties in our joint venture portfolios and during 2006 we completed one redevelopment project, the aggregate cost of which, including costs incurred in prior years on this project, was approximately $3.9 million, of which our pro rata share was approximately $0.4 million. The current joint venture redevelopment pipeline is comprised of nine projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $125.8 million, of which our pro rata share will be approximately $14.7 million. In addition, we also develop outparcels at properties in our joint venture portfolios and during 2006, we completed two outparcel redevelopment projects through out joint venture portfolios, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $6.0 million, of which our pro rata share was approximately $0.3 million. The current outparcel development pipeline in our joint venture portfolios is comprised of one project, the aggregate cost of which, including costs incurred in prior years on this project, is expected to be approximately $2.2 million, of which our pro rata share will be approximately $0.1 million. We intend on financing the redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the lives of the leases. We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, through draws on the Amended Revolving Facility. We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

We have a common stock repurchase program pursuant to which we may repurchase up to $75.0 million of our outstanding common stock through periodic open market transactions or through privately negotiated transactions. We also have a preferred stock and public debt repurchase program under which we may repurchase up to $125.0 million of our outstanding preferred stock and public debt through periodic open market transactions or through privately negotiated transactions. No repurchases were made in 2006 under any of these repurchase programs.

We also obtained separate authorization in September 2006 to repurchase up to an additional $75.0 million of our outstanding common stock in connection with the September 2006 Debt Offering. Concurrently with the September 2006 Debt Offering, pursuant to such separate authorization, 1,863,600 shares of common stock were repurchased and retired at an average purchase price of $26.83 per share (approximately $50.0 million aggregate value). Due to the fact that we completed the offering on September 19, 2006, no additional repurchases may be made pursuant to this authorization.

We currently pay a quarterly dividend of $0.3125 per share of common stock (or $1.25 per share on an annualized basis). We also pay regular quarterly dividends on our preferred stock. The maintenance of these dividends is subject to various factors, including the discretion of our Board of Directors, our ability to pay dividends under Maryland law, the availability of cash to make the necessary dividend payments and the effect of REIT distribution requirements, which require at least 90% of our taxable income be distributed to stockholders.  In addition, under the Amended Revolving Facility and the Amended Secured Term Loan, we are restricted from paying common stock dividends that would exceed 95% of our Funds From Operations (as defined in the applicable debt agreement) during any four-quarter period. We also make regular quarterly distributions on ERP units.

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

We have selectively effected asset sales to generate cash proceeds over the last two years. During 2006, we generated approximately $124.0 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $1.4 million from the disposition of certain properties and land parcels held through joint ventures. During 2005, we generated approximately $1.1 billion in gross proceeds through the Galileo Transactions, as well as the culling of non-core and non-strategic properties and approximately $17.1 million from the disposition of certain properties and land parcels held through joint ventures. Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of December 31, 2006 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,803,347	$62,239	$372,624	$742,517	$625,967
Capital Lease Obligations	27,500	410	918	1,066	25,106
Operating Leases (2)	57,807	3,474	6,440	6,285	41,608
Total	$1,888,654	$66,123	$379,982	$749,868	$692,681

(1)          Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)          Operating leases include ground leases for shopping centers that we operate and our administrative office space.

We intend to repay our 2007 contractual cash obligations, which include approximately $32.6 million of maturing mortgages and scheduled amortization and approximately $30.0 million of maturing notes payable, through draws under the Amended Revolving Facility, with proceeds generated through the sale of assets, with proceeds generated through the issuance of public or private secured or unsecured debt, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of December 31, 2006 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of December 31, 2006	Current Interest Rate (1)	Maturity Date
Amended Revolving Facility	$350,000	$41,000	LIBOR plus 55 bp (2)	August 2010
Amended Secured Term Loan	150,000	150,000	LIBOR plus 55 bp	August 2010
Total	$500,000	$191,000

(1)          We incur interest using a 30-day LIBOR rate, which was 5.35% at December 31, 2006.

(2)          We also incur an annual facility fee of 15 basis points on this facility.

On September 19, 2006, we completed the September 2006 Debt Offering. Net proceeds from the offering were used to repurchase approximately $50.0 million of our common stock at an average purchase price of $26.83 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Amended Revolving Facility.

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

Our ability to borrow under the Credit Agreements is subject to our ongoing compliance with a number of covenants, including with respect to our ability to incur liens on our property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with our affiliates. In addition, the Credit Agreements require that we maintain certain financial coverage ratios and other debt covenants. As of December 31, 2006, these coverage ratios and debt covenants, as amended, included:

•       EBITDA (as defined in the applicable debt agreement) to fixed charges ratio of at least 1.60:1;

•       minimum tangible net worth of approximately $1.2 billion;

•       total debt to total adjusted assets of no more than 60% (or 65% in certain circumstances);

•       total secured debt to total adjusted assets of no more than 40%;

•       unsecured debt to unencumbered assets value of no more than 60% (or 65% in certain circumstances);

•       book value of ancillary assets to total adjusted assets of no more than 25%;

•       book value of new construction assets to total adjusted assets of no more than 15%; and

•       Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%.

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

As of December 31, 2006, we had approximately $1.2 billion of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.3%. These indentures also contain covenants that require us to maintain certain financial coverage ratios. These covenants are generally less onerous than the covenants contained in our existing Credit Agreements, as described above.

As of December 31, 2006, we were in compliance with all of the financial covenants under our existing Credit Agreements and public indentures, and we believe that we will continue to remain in compliance with these covenants. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our existing Credit Agreements and public indebtedness, as of December 31, 2006, we had approximately $437.3 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average contract interest rate of 7.3% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of December 31, 2006, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Acquisition Fund, LLC. We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets. Under the terms of the joint venture, we have committed to contribute our pro rata share of any capital that might be required by the joint venture for asset acquisitions, up to a maximum of $4.2 million, of which approximately $2.4 million had been contributed by us as of December 31, 2006. We anticipate contributing the remaining approximately $1.8 million by the end of 2007. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required. As of December 31, 2006, the joint venture owned seven stabilized retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $67.8 million as of December 31, 2006. As of December 31, 2006, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $2.4 million.

•      Galileo America LLC. We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions. Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest. We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest. As of December 31, 2006, the joint venture was comprised of 132 stabilized retail assets, two retail properties under redevelopment and one new development property and had loans outstanding of approximately $1.3 billion. As of December 31, 2006, the book value of our investment in Galileo America LLC was approximately $34.8 million.

•       NP / I&G Institutional Retail Company II, LLC. In February 2006, we formed a second strategic joint venture with JP Morgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, we have a 20% interest in the venture and have committed to contribute our pro rata share of any capital required by the venture for asset acquisitions. As of December 31, 2006, we had contributed approximately $1.8 million. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions with respect to existing properties will be required. As of December 31, 2006, the joint venture owned one stabilized retail property. The joint venture had loans outstanding of approximately $21.0 million as of December 31, 2006. As of December 31, 2006, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $1.8 million.

•      NPK Redevelopment I, LLC. We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, we have agreed to contribute $6.0 million, $3.6 million of which we have contributed as of December 31, 2006. After our contribution of the total committed amount, we will have a 20% interest in the venture and will be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2006. As of December 31, 2006, the book value of our investment in NPK Redevelopment I, LLC was approximately $3.6 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of December 31, 2006. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P. We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $47.8 million as of December 31, 2006. As of December 31, 2006, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.5 million.

•      BPR Land Partnership, L.P. We have a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of December 31, 2006. As of December 31, 2006, the book value of our investment in BPR Land Partnership, L.P. was approximately $1.0 million.

•      BPR Shopping Center, L.P. We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $67.8 million as of December 31, 2006. As of December 31, 2006, the book value of our investment in BPR Shopping Center, L.P. was approximately $2.8 million.

•      BPR South, L.P. We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had no loans outstanding as of December 31, 2006. As of December 31, 2006, the book value of our investment in BPR South, L.P. was approximately $0.9 million.

•      CA New Plan Venture Direct Investment Fund, LLC. We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum of $0.4 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture. As of December 31, 2006, we had not made any such capital contributions. As of December 31, 2006, the joint venture owned five stabilized retail properties and one retail property under redevelopment and had loans outstanding of approximately $45.0 million. As of December 31, 2006, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $0.7 million.

•      CA New Plan Venture Fund, LLC. During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold. As of December 31, 2006, the joint venture owned four stabilized retail properties and one retail property under redevelopment. Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture. As of December 31, 2006, we had not made any such capital contributions. The joint venture had loans outstanding of approximately $47.3 million as of December 31, 2006. As of December 31, 2006, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $3.3 million.

•      NP/I&G Institutional Retail Company, LLC. We have a strategic joint venture with JPMorgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 13 stabilized retail properties as of December 31, 2006. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. We initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, we, together with ERP, contributed a disproportionate share of capital to the venture, such that our total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to us in February 2006. During the year ended December 31, 2006, in connection with the acquisition of certain other assets, we increased our committed capital to the venture to $31.9 million, of which approximately $29.2 million (which represents the book value of our investment as of December 31, 2006) had been contributed as of December 31, 2006. We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture. The joint venture had loans outstanding of approximately $281.4 million as of December 31, 2006.

•      NP/SSP Baybrook, LLC. In December 2006, we formed a third strategic joint venture with JP Morgan Investment Management Inc. for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $41.0 million as of December 31, 2006. As of December 31, 2006, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.9 million.

•      Westgate Mall, LLC. We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture is currently redeveloping the mall into a large community shopping center. Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $27.7 million as of December 31, 2006.  As of December 31, 2006, the book value of our investment in Westgate Mall, LLC was approximately $1.5 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2006, none of which we believe will materially adversely affect us:

•       Letters of Credit. We have arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters. If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2006, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.7 million.

•       Non-Recourse and Other Debt Guarantees. Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2006, we had mortgage loans outstanding of approximately $437.3 million, excluding the impact of unamortized premiums, and our unconsolidated joint ventures had mortgage loans outstanding of approximately $1.9 billion. In addition, we have guaranteed certain construction and other obligations relative to certain joint venture development projects; however we do not expect that our obligations under such guarantees will be material if called upon.

•       Leasing Commitments. We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space. These leases are accounted for as operating leases. The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2007	$3,474
2008	3,223
2009	3,217
2010	3,193
2011	3,092
Thereafter	41,608

We also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of December 31, 2006. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, we believe that the amount of the reserve is adequate.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2006, we had approximately $9.3 million of outstanding floating rate mortgages. We also had approximately $191.0 million outstanding under our floating rate Credit Agreements. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of a hedging agreement. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2006, in relation to our approximately $1.8 billion of outstanding total debt, our approximately $3.5 billion of total assets and our approximately $5.0 billion total market capitalization as of that date.

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

As of December 31, 2006, we had entered into two reverse arrears swap agreements.  The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.7 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.7 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $265.3 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of December 31, 2006. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $71.7 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $75.0 million. This assumes that our total outstanding debt remains at $1.8 billion, the balance as of December 31, 2006.

Item 8.                        Financial Statements and Supplementary Data

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this Annual Report on Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers, and Corporate Governance

We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers, which is available on our website at www.newplan.com. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within four business days following the date of amendment or waiver.

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2007 (the “Proxy Statement”) under the captions “Election of Directors,” and “Information Regarding Directors, Executive Officers and Corporate Governance.”  The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                 Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors and Executive Officers,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

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

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006. In order to counteract the dilutive effect on the options outstanding resulting from the payment of the Special Dividend, we amended our outstanding option grants to adjust both the number of options outstanding and the related exercise prices. The information set forth in the following table includes the effect of such amendment.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,802,928	$20.48	2,002,207	(1)
Equity compensation plans not approved by stockholders (2)	633,650	11.35	—-
Total	4,436,578	$19.18	2,002,207	(1)

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding Directors, Executive Officers and Corporate Governance—Independence of Directors.”

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

*4.8

First Supplemental Indenture, dated as of September 19, 2006, between the Company and U.S. Bank Trust National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2006.

*4.9

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

*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.14	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †
*10.15	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.16	Out-Performance Compensation Plan, effective as of February 27, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. †
*10.17

Second Amended and Restated Revolving Credit Agreement, dated as of August 25, 2006, among New Plan Excel Realty Trust, Inc., Bank of America, N.A. and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

*10.18

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

*10.19

Second Amended and Restated Secured Term Loan Agreement, dated as of August 25, 2006, among New Plan Excel Realty Trust, Inc., Bank of America, N.A. and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

*10.20

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

*10.21

Term Loan Agreement, dated as of April 5, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*10.22

First Amendment to Term Loan Agreement, dated as of July 13, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.23

Second Amendment to Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Citicorp North America Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.24

Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*10.25

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of December 7, 2004, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*10.26	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
10.27	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, amended and restated as of February 26, 2007. †
*10.28	Director Compensation Schedule, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †
*10.29	2005 Compensation Schedule for Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2006. †
*10.30	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998. †
*10.31	Schedule of William Newman’s Compensation Arrangement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.32	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.33

Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. †

*10.34

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. †

*10.35	Agreement, dated May 14, 2004, by and between the Company and Dean Bernstein, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †
*10.36	Agreement, dated as of May 16, 2006, by and between the Company and Dean Bernstein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2006. †
*10.37	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.38	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

*10.41	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †
*10.42	Agreement, dated as of May 16, 2006, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2006. †
*10.43	Employment Agreement, dated as of March 15, 2005, by and between the Company and Glenn Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †
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

*10.46

Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. †

*10.47	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †
*10.48	Agreement, dated as of October 24, 2005, by and between the Company and John Roche, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.49

Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. †

*10.50	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.51	Agreement, dated as of March 15, 2005, by and between the Company and Leonard Brumberg, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005.†
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of New Plan Excel Realty Trust, Inc.:

We have completed integrated audits of New Plan Excel Realty Trust, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 26, 2007

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except fractions, percentages and par value amounts)

	December 31, 2006	December 31, 2005
ASSETS
Real estate:
Land	$724,596	$724,901
Buildings and improvements	2,841,158	2,668,177
Accumulated depreciation and amortization	(430,207)	(376,816)
Net real estate	3,135,547	3,016,262
Real estate held for sale	28,649	19,244
Cash and cash equivalents	7,916	9,202
Restricted cash	23,662	19,906
Marketable securities	5,847	3,014
Receivables:
Trade, net of allowance for doubtful accounts of $19,386 and $27,540 as of December 31, 2006 and 2005, respectively	29,422	20,751
Deferred rent, net of allowance of $1,702 and $1,592 as of December 31, 2006 and 2005, respectively	32,169	29,314
Other, net	22,582	25,138
Mortgages and notes receivable	4,412	795
Prepaid expenses and deferred charges	47,550	43,346
Investments in / advances to unconsolidated ventures	91,401	95,538
Intangible assets, net of accumulated amortization of $19,754 and $10,927 as of December 31, 2006 and 2005, respectively	88,256	78,046
Other assets	17,486	9,206
Total assets	$3,534,899	$3,369,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $11,563 and $13,871 as of December 31, 2006 and 2005, respectively	$448,910	$433,653
Notes payable, net of unamortized discount of $5,911 and $4,822 as of December 31, 2006 and 2005, respectively	1,166,950	968,347
Credit facilities	191,000	215,000
Capital leases	27,500	27,881
Dividends payable	37,529	37,826
Other liabilities	150,585	127,369
Tenant security deposits	10,203	10,641
Total liabilities	2,032,677	1,820,717
Minority interest in consolidated partnership and joint ventures	57,485	57,659
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares outstanding at December 31, 2006 and 2005; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares outstanding as of December 31, 2006 and 2005	10	10
Common stock, $0.01 par value, 250,000 shares authorized; 103,420 and 104,305 shares issued and outstanding as of December 31, 2006 and 2005, respectively	1,034	1,042
Additional paid-in capital	2,009,705	2,036,880
Accumulated other comprehensive loss	(10,850)	(8,074)
Accumulated distributions in excess of net income	(555,162)	(538,472)
Total stockholders’ equity	1,444,737	1,491,386
Total liabilities and stockholders’ equity	$3,534,899	$3,369,762

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	December 31, 2006	December 31, 2005	December 31, 2004
Revenues:
Rental income	$334,349	$358,869	$367,511
Percentage rents	4,903	5,811	5,979
Expense reimbursements	101,063	97,656	92,824
Fee income	16,660	10,957	4,797
Total revenues	456,975	473,293	471,111
Operating expenses:
Operating costs	72,672	75,511	79,221
Real estate taxes	59,564	64,414	58,572
Depreciation and amortization	88,905	89,973	86,487
Provision for doubtful accounts	7,922	11,167	8,763
General and administrative	28,674	26,361	17,674
Total operating expenses	257,737	267,426	250,717
Income before real estate sales, impairment of real estate, minority interest and other income and expenses	199,238	205,867	220,394
Other income and expenses:
Interest, dividend, and other income	4,016	4,219	3,517
Equity in income of unconsolidated ventures	5,143	4,045	1,513
Interest expense	(94,202)	(118,043)	(106,054)
Impairment of real estate	—	(859)	(43)
Minority interest in income of consolidated partnership and joint ventures	(745)	(5,953)	(853)
Income from continuing operations	113,450	89,276	118,474
Income from discontinued operations (Note 5)	21,766	30,140	14,249
Income before gain on sale of real estate	135,216	119,416	132,723
Gain on sale of real estate	1	186,908	1,217
Net income	$135,217	$306,324	$133,940
Preferred dividends	(21,966)	(21,888)	(21,470)
Net income available to common stock—basic	113,251	284,436	112,470
Minority interest in income of consolidated partnership	745	5,070	796
Net income available to common stock—diluted	$113,996	$289,506	$113,266
Basic earnings per common share:
Income from continuing operations	$0.88	$2.46	$0.98
Discontinued operations	0.21	0.29	0.13
Basic earnings per share	$1.09	$2.75	$1.11
Diluted earnings per common share:
Income from continuing operations	$0.85	$2.43	$0.97
Discontinued operations	0.20	0.28	0.13
Diluted earnings per share	$1.05	$2.71	$1.10
Average shares outstanding—basic	104,102	103,393	100,894
Average shares outstanding—diluted	108,814	106,834	103,345
Dividends per common share (1)	$1.25	$4.45	$1.65
Other comprehensive income:
Net income	$135,217	$306,324	$133,940
Realized/unrealized (loss) gain on available-for-sale securities	259	(420)	517
Unrealized gains on securities held for deferred compensation	131	39	—
Realized (loss) gain on interest hedges, net	1,435	(11,157)	161
Unrealized gain (loss) on interest hedges, net	(4,601)	8,495	(8,494)
Comprehensive income	$132,441	$303,281	$126,124

(1)             For the year ended December 31, 2005, amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 14).

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Preferred Stock		Shares of Beneficial Interest/ Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Distributions in Excess of	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Net Income	Equity
Balance at December 31, 2003	950	$10	97,980	$979	$1,889,338	$2,785	$(306,969)	$1,586,143
Net income	—	—	—	—	—	—	133,940	133,940
Dividends	—	—	—	—	—	—	(188,424)	(188,424)
Exercise of stock options	—	—	952	10	19,066	—	—	19,076
Shares repurchased and retired	—	—	(2)	—	(52)	—	—	(52)
Employee loans	—	—	—	—	291	—	—	291
Dividend Reinvestment Plan	—	—	465	5	11,184	—	—	11,189
Stock incentive grants	—	—	65	—	898	—	—	898
Option grant	—	—	—	—	664	—	—	664
Redemption of limited partner units for shares of common stock	—	—	1,385	14	34,598	—	—	34,612
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	517	—	517
Realized gain on interest hedges	—	—	—	—	—	161	—	161
Unrealized loss on interest hedges	—	—	—	—	—	(8,494)	—	(8,494)
Stock offering	—	—	2,000	20	49,620	—	—	49,640
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	370	—	(370)	—
Balance at December 31, 2004	950	10	102,845	1,028	2,005,977	(5,031)	(361,823)	1,640,161
Net income	—	—	—	—	—	—	306,324	306,324
Dividends (1)	—	—	—	—	—	—	(482,973)	(482,973)
Exercise of stock options	—	—	487	5	8,677	—	—	8,682
Forfeiture of equity award	—	—	(11)	—	(295)	—	—	(295)
Shares repurchased and retired	—	—	(2)	—	(47)	—	—	(47)
Employee loans	—	—	—	—	119	—	—	119
Dividend Reinvestment Plan	—	—	919	9	21,739	—	—	21,748
Stock incentive grants	—	—	67	—	239	—	—	239
Option grant	—	—	—	—	(161)	—	—	(161)
Redemption of limited partner units for shares of common stock	—	—	—	—	(161)	—	—	(161)
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	(420)	—	(420)
Unrealized gains on securities held for deferred compensation	—	—	—	—	—	39	—	39
Realized gain/loss on interest hedges, net	—	—	—	—	—	(11,157)	—	(11,157)
Unrealized losses on interest hedges	—	—	—	—	—	8,495	—	8,495
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	793	—	—	793
Balance at December 31, 2005	950	10	104,305	1,042	2,036,880	(8,074)	(538,472)	1,491,386
Net income	—	—	—	—	—	—	135,217	135,217
Dividends	—	—	—	—	—	—	(151,907)	(151,907)
Exercise of stock options	—	—	509	5	8,357	—	—	8,362
Forfeiture of equity award	—	—	(1)	—	—	—	—	—
Shares repurchased and retired	—	—	(1,870)	(18)	(50,127)	—	—	(50,145)
Employee loans	—	—	—	—	115	—	—	115
Dividend Reinvestment Plan	—	—	302	3	7,509	—	—	7,512
Stock incentive grants	—	—	57	1	179	—	—	180
Option grant	—	—	—	—	2,630	—	—	2,630
Redemption of limited partner units for shares of common stock	—	—	118	1	3,295	—	—	3,296
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	259	—	259
Unrealized gain/loss on securities held for deferred compensation, net	—	—	—	—	—	131	—	131
Realized gain/loss on interest hedges, net	—	—	—	—	—	1,435	—	1,435
Unrealized gain/loss on interest hedges, net	—	—	—	—	—	(4,601)	—	(4,601)
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	867	—	—	867
Balance at December 31, 2006	950	$10	103,420	$1,034	$2,009,705	$(10,850)	$(555,162)	$1,444,737

(1)                Amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 14).

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$135,219	$306,324	$133,940
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	92,060	95,137	92,270
Amortization of net premium/discount on mortgages and notes payable	(2,534)	(7,164)	(2,923)
Amortization of deferred debt and loan acquisition costs	2,483	3,895	2,809
Amortization of stock options	2,711	2,372	681
Interest on swaps	1,929	599	—
Amortization of asset retirement obligations	306	—	—
Amortization of below market leases	(1,993)	(210)	27
Gain on sale of real estate and securities, net	—	(186,907)	(1,217)
(Gain) loss on sale of discontinued operations	(14,650)	(17,789)	1,139
Minority interest in income of partnership	745	5,954	986
Impairment of real estate assets	907	859	131
Equity in income of unconsolidated ventures	(5,143)	(4,045)	(2,078)
Distributions of income from unconsolidated ventures	5,879	3,812	—
Changes in operating assets and liabilities, net:
Change in restricted cash	(3,456)	2,472	1,229
Change in trade receivables	(8,671)	10,302	9,062
Change in deferred rent receivables	(2,458)	(3,819)	(7,106)
Change in other receivables	2,556	(6,513)	(4,564)
Change in other liabilities	1,565	16,822	2,155
Change in tenant security deposits	(438)	(906)	1,347
Change in sundry assets and liabilities	2,140	1,171	(5,933)
Net cash provided by operating activities	209,157	222,366	221,955
Cash flows from investing activities:
Real estate acquisitions and building improvements	(125,332)	(150,885)	(120,283)
Acquisition, net of cash and restricted cash received	(145,419)	(186,856)	(186,733)
Proceeds from real estate sales, net	120,961	1,060,456	48,269
Repayments of mortgage notes receivable, net	(3,617)	11,800	18,220
Leasing commissions paid	(10,059)	(11,405)	(10,671)
Cash paid for asset management fee stream	—	(18,500)	—
Cash paid for property management rights	—	(22,251)	—
Cash from joint venture consolidation (Note 2)	68	—	1,171
Cash paid for joint venture interest	—	(5,441)	(9,748)
Proceeds from sale of joint venture interest	—	11,400	3,870
Capital contributions to unconsolidated joint ventures	(8,295)	(57,663)	(7,900)
Distributions of capital from unconsolidated ventures	16,884	5,450	9,511
Net cash (used in) provided by investing activities	(154,809)	636,105	(254,294)
Cash flows from financing activities:
Principal payments of mortgages and notes payable	(35,382)	(139,490)	(79,593)
Proceeds from public debt offering, net	198,000	349,044	149,114
Repayment of public debt	—	(350,000)	(75,000)
Cash paid to settle swap agreement	—	(11,945)	279
Proceeds from credit facility borrowing	220,000	490,000	496,000
Repayment of credit facility	(244,000)	(721,000)	(341,000)
Financing fees	(4,242)	(4,172)	(5,435)
Cash paid to redeem limited partnership units	(554)	—	—
Distributions paid to minority partners	(3,942)	(7,514)	(3,848)
Dividends paid	(151,354)	(492,051)	(186,421)
Proceeds from exercise of stock options	8,262	8,685	19,087
Repayment of loans receivable for the purchase of common stock	115	119	291
Proceeds from common stock offering	—	—	49,640
Cash paid for repurchase of common stock	(50,145)	—	—
Proceeds from dividend reinvestment plan	7,608	21,763	11,189
Net cash (used in) provided by financing activities	(55,634)	(856,561)	34,303
Net (decrease) increase in cash and cash equivalents	(1,286)	1,910	1,964
Cash and cash equivalents at beginning of year	9,202	7,292	5,328
Cash and cash equivalents at end of year	$7,916	$9,202	$7,292
Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest, net of amounts capitalized	$112,121	$125,970	$114,615
Capitalized interest	11,838	8,485	6,433
State and local taxes paid	420	70	532
Mortgages assumed, net	43,613	27,797	69,074
Partnership units issued in acquisition	4,770	29,547	19,989
Satisfaction of notes receivable	—	—	15,091

The accompanying notes are an integral part of the consolidated financial statements.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, the “Company”) is operated as a self-administered, self-managed real estate investment trust (“REIT”). The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $19.4 million and $27.5 million as of December 31, 2006 and 2005, respectively. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations

In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and building and tenant improvements, are determined as if vacant (i.e., at replacement cost). Intangible assets, including the above-market value of leases and the value of in-place leases,  are recorded at their relative fair values. The below-market value of leases is recorded in Other liabilities.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock. These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%. Interest on such loans is payable quarterly. Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity. At December 31, 2006 and 2005, the Company had aggregate loans to employees of approximately $0.5 million and $0.6 million, respectively.

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

Balance at December 31, 2003	$7,790
Costs capitalized	6,926
Amortization/writeoffs	(2,445)
Balance at December 31, 2004	12,271
Costs capitalized	6,260
Amortization/writeoffs (1)	(6,019)
Balance at December 31, 2005	12,512
Costs capitalized	7,032
Amortization/writeoffs	(3,529)
Balance at December 31, 2006	$16,015

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

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which the Company adopted as of December 31, 2005. A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company. The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of. In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.0 million as of December 31, 2006. During the year ended December 31,

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2006, the Company recorded approximately $0.3 million of accretion associated with its asset retirement obligation liability.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees. In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually. Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry. The liability for self-insured losses is included in accrued expenses and was approximately $0.8 million and $0.7 million at December 31, 2006 and 2005, respectively.

General Liability Insurance

The Company has one wholly-owned captive insurance company, ERT CIC, LLC (“ERT CIC”), which underwrites the first layer of general liability insurance programs for the Company’s wholly-owned, majority-owned and joint venture properties (excluding properties owned by CA New Plan Acquisition Fund, LLC, CA New Plan Direct Investment Fund, LLC and CA New Plan Venture Fund, LLC, which are covered under a separate policy). The Company carries general liability insurance on its properties in amounts that it believes (i) adequately insures all of its properties and (ii) are in line with coverage obtained by owners of similar properties. The Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.3 million annually, or aggregate claims in excess of $3.7 million annually. If the Company experiences a loss and ERT CIC is required to pay under its insurance policy, the Company would ultimately record a loss to the extent of such required payment. Because the Company owns ERT CIC, the Company is responsible for ERT CIC’s liquidity and capital resources, and the accounts of ERT CIC are part of the Company’s consolidated financial statements.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Rental revenue also includes lease termination fees. Lease termination fees were approximately $6.8 million, $5.4 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs. At December 31, 2006, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $32.4 million, expiring from 2013 to 2020. In addition, the Company’s TRSs had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold. The Company’s TRSs have ascribed a full valuation allowance to its net deferred tax assets.

Segment Information

The principal business of the Company is the ownership and management of community and neighborhood shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP. Further, all of the Company’s operations and assets are within the United States and no tenant comprises more than 4.1% of revenue.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify misstatements using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Company adopted SAB No. 108 in the quarter ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements of the Company.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”). SFAS No. 156 (i) clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, (ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and (iii) permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, but early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.

3. Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2006, the Company acquired eight shopping centers (including two buildings immediately adjacent to properties owned by the Company and the remaining 90% interests in two shopping centers in which the Company owned the other 10% interests), six land parcels, and a leasehold interest in a new development project. Please refer to the following table for additional details (dollars in millions, except footnotes).

				Gross		Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Leasable Area (1)	Purchase Price	ERP Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	Shopping Center	01/27/06	6,580	$2.3	—	—	$2.3
Building at Hazel Path	Hendersonville, TN	Shopping Center	02/21/06	94,977	$4.8	—	—	$4.8
Shoppes at Hickory Hollow	Antioch, TN	Shopping Center	09/21/06	144,469	$15.5	—	$10.8	$4.7
The Quentin Collection	Kildeer, IL	Shopping Center	09/22/06	171,179	$38.2	—	—	$38.2
the Shoppes at Cinnaminson	Cinnaminson, NJ	Land	09/29/06	40 acres	$10.7	—	—	$10.7
Land at Brentwood Plaza	Cincinnati, OH	Land	10/19/06	1.2 acres	$0.7	—	—	$0.7
Ventura Downs (2) (3)	Kissimmee, FL	Shopping Center	11/01/06	98,191	$42.7	—	—	$27.1
Odessa-Winwood Town Center (2) (4)	Odessa, TX	Shopping Center	11/01/06	343,603	—	—	$15.6	—
A&P Fresh Market	Clark, NJ	Leasehold Interest	11/10/06	—	—	—	—	—
Land at Culpepper Plaza	College Station, TX	Land	11/16/06	0.6 acres	$0.2	—	—	$0.2
Fox Run Mall	Glastonbury, CT	Shopping Center	12/01/06	97,086	$17.5	$4.8	—	$12.7
Land at Rising Sun Towne Center	Rising Sun, MD	Land	12/05/06	5.3 acres	$0.7	—	—	$0.7
Land at Victory Square	Savannah, GA	Land	12/12/06	9.8 acres	$0.6	—	—	$0.6
Memphis Commons	Memphis, TN	Shopping Center	12/21/06	336,638	$42.0	—	$17.2	$24.8
Land at Wabash Crossing (5)	Wabash, IN	Land	12/22/06	26.5 acres	$2.6	—	—	$2.6
	Total				$178.5	$4.8	$43.6	$130.1

(1)             Amounts in square feet, unless otherwise noted. Gross leasable area is unaudited.

(2)             Property acquired as a component of a multi-property transaction. Purchase price and cash listed for Ventura Downs represent the combined amounts for the acquisition of Ventura Downs and Odessa-Winwood Town Center.

(3)             Property acquired from CA New Plan Venture Fund, LLC, a joint venture in which the Company has a 10% interest.

(4)             Property acquired from CA New Plan Venture Direct Investment Fund, LLC, a joint venture in which the Company has a 10% interest.

(5)             Approximately 23.1 acres of the land was simultaneously sold to Wal-Mart Stores for approximately $2.3 million.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, on June 20, 2006, NewSem Tyrone Gardens LLC, a joint venture with The Sembler Company in which the Company holds a 90% interest, acquired Tyrone Gardens, a 209,337 square foot shopping center located in St. Petersburg, Florida, for approximately $19.0 million, including approximately $9.0 million of assumed mortgage indebtedness. In accordance with the provisions of EITF 04-5, this property is included as a consolidated entity in the Company’s Consolidated Financial Statements.

During the year ended December 31, 2005, the Company acquired 12 shopping centers, including two vacant buildings and the remaining 90% interests in two shopping centers in which the Company owned the other 10% interest, and six land parcels. Please refer to the following table for additional details (dollars in millions).

				Gross			Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Leasable Area (1)		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	Shopping Center	01/13/05	20,338	(2)	$1.1	—	—	$1.1
Brunswick Town Center	Brunswick, OH	Shopping Center	01/21/05	122,989		$16.4	—	—	$16.4
Hillcrest Shopping Center	Spartanburg, SC	Shopping Center	02/16/05	343,914		$35.5	$14.5	$16.8	$4.2
West Ridge Shopping Center	Westland, MI	Shopping Center	03/17/05	163,131		$16.6	—	$11.0	$5.6
Marketplace at Wycliffe(3)(4)(5)	Lake Worth, FL	Shopping Center	06/01/05	133,520		$35.7	—	—	$35.7
Mableton Walk(3)(4)	Mableton, GA	Shopping Center	06/01/05	105,742		—	—	—	—
Market Plaza	Plano, TX	Shopping Center	07/13/05	161,453		$39.6	—	—	$39.6
Surrey Square Mall	Norwood, OH	Shopping Center	08/26/05	190,323		$10.5	—	—	$10.5
Five land parcels adjacent to Home Depot Stores	FL, LA, OH	Land	09/07/05	40 acres		$9.3	—	—	$9.3
Fashion Place Shopping Center	Columbia, SC	Shopping Center	09/14/05	149,493		$6.8	—	—	$6.8
Brandt Pike Place	Dayton, OH	Land	09/30/05	11 acres		$1.6	—	—	$1.6
Building at Victory Square	Savannah, GA	Shopping Center	10/03/05	13,000		$0.8	—	—	$0.8
Western Hills Plaza	Cincinnati, OH	Shopping Center	11/03/05	430,399		$45.6		—	$45.6
Southland Shopping Center	Toledo, OH	Shopping Center	12/21/05	291,221		$14.8	—	—	$14.8
	Total					$234.3	$14.5	$27.8	$192.0

(1)             Amounts in square feet, unless otherwise noted. Gross leasable area is unaudited.

(2)             Also includes 2.5 acres of land.

(3)             Property acquired as a component of a multi-property transaction. Purchase price and cash listed for Marketplace at Wycliffe represent the combined amounts for the acquisition of Marketplace at Wycliffe and Mableton Walk.

(4)             Property acquired from CA New Plan Venture Fund, LLC, a joint venture in which the Company has a 10% interest.

(5)             On August 10, 2005, this property was sold as part of the Galileo Transactions (as defined below).

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the 2004 fiscal year, the Company acquired 13 shopping centers, including the remaining 50% interest in two shopping centers in which the Company owned the other 50%, and 11 acres of unimproved land known as Unity Plaza. Please refer to the following table for additional details (dollars in millions).

				Gross		Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Leasable Area(1)	Purchase Price	ERP Units	Assumed Debt		Cash
New Britain Village Square	Chalfont, PA	Shopping Center	01/09/04	143,716	$23.4	$11.2	$12.2	(2)	—
Clearwater Mall(3)	Clearwater, FL	Shopping Center	01/30/04	285,519	$30.0	—	—		$30.0
Elk Grove Town Center	Elk Grove Village, IL	Shopping Center	01/30/04	131,849	$21.0	—	$14.5		$6.5
Villa Monaco	Denver, CO	Shopping Center	02/19/04	122,213	$12.0	—	—		$12.0
Florence Square	Florence, KY	Shopping Center	03/17/04	361,251	$39.5	—	$15.8		$23.7
Unity Plaza	East Fishkill, NY	Land	04/28/04	11 acres	$6.0	—	—		$6.0
Stockbridge Village	Stockbridge, GA	Shopping Center	04/29/04	188,203	$23.8	—	—		$23.8
Starlite Plaza	Sylvania, OH	Shopping Center	07/22/04	222,450	$16.8	—	—		$16.8
Village Center	Smithtown, NY	Shopping Center	08/19/04	97,401	$16.8	—	$4.4		$12.4
Annex of Arlington	Arlington Heights, IL	Shopping Center	08/26/04	197,328	$27.2	—	$17.9		$9.3
Marketplace	Tulsa, OK	Shopping Center	09/01/04	186,851	$18.0	$8.8	$9.2		—
The Market at Preston Ridge(3)	Frisco, TX	Shopping Center	09/01/04	50,326	$5.2	—	—		$5.2
Silver Pointe	Fenton, MI	Shopping Center	11/23/04	86,141	$10.2	—	$7.2		$3.0
The Shoppes at Southside	Jacksonville, FL	Shopping Center	12/10/04	109,113	$25.0	—	—		$25.0
	Total				$274.9	$20.0	$81.2		$173.7

(1)             Amounts in square feet, unless otherwise noted. Gross leasable area is unaudited.

(2)             Represents the assumption of a mortgage loan previously made by the Company to the seller.

(3)             Acquired remaining 50% interest in property.

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Dispositions

During 2006, the Company sold 29 properties and six land parcels for aggregate gross proceeds of approximately $124.0 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

During 2005, in addition to the Galileo Transactions, the Company sold 12 properties, four land parcels, 90% of its ownership interest in The Pines and 90% of its ownership interest in Northshore West for aggregate gross proceeds of approximately $105.6 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain/loss on sale as income from discontinued operations (Note 5). The results of operations from The Pines and Northshore West are not considered to be income from discontinued operations due to the Company’s continued involvement in its operations as a result of the Company’s 10% joint venture interest.

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

4. Real Estate Held for Sale and Impaired Real Estate

As of December 31, 2006, three retail properties and three land parcels were classified as “Real estate held for sale.”  These properties are located in four states and have an aggregate gross leasable area of approximately 0.2 million square feet. Such properties had an aggregate book value of approximately $28.6 million, net of accumulated depreciation of approximately $0.7 million as of December 31, 2006. In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 5).

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income from Discontinued Operations

The following is a summary of income from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Total revenue
Other discontinued operations	$13,716	$26,170	$36,101
Real estate held for sale	3,597	1,583	906
Total revenue	17,313	27,753	37,007
Operating costs
Other discontinued operations	(2,668)	(6,220)	(9,203)
Real estate held for sale	(547)	(189)	(129)
Real estate taxes
Other discontinued operations	(1,666)	(2,997)	(4,155)
Real estate held for sale	(290)	(171)	(148)
Interest expense
Other discontinued operations	—	(5)	(183)
Real estate held for sale	—	—	—
Depreciation and amortization
Other discontinued operations	(2,793)	(5,092)	(5,680)
Real estate held for sale	(361)	(72)	(101)
Provision for doubtful accounts
Other discontinued operations	(936)	(652)	(1,902)
Real estate held for sale	(27)	1	(1)
General and administrative expenses
Other discontinued operations	—	(3)	(29)
Real estate held for sale	—	—	—
Total operating costs	(9,288)	(15,400)	(21,531)
Income from discontinued operations before impairment and gain on sale	8,025	12,353	15,476
Impairment of real estate	(907)	—	(88)
Gain (loss) on sale of other discontinued operations (1)	14,648	17,787	(1,139)
Income from discontinued operations	$21,766	$30,140	$14,249

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

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Marketable Securities

The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to stockholders’ equity (dollars in thousands):

	December 31, 2006	December 31, 2005
Cost basis	$3,552	$973
Unrealized holding gains	2,295	2,041
Fair value	$5,847	$3,014

The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2006 and 2005.

7. Mortgages and Notes Receivable

The Company had the following mortgages and notes receivable (dollars in thousands):

	December 31, 2006	December 31, 2005
Leasehold mortgages, interest at 10% to 12%, due 2008 to 2010	$667	$795
Promissory notes, interest at 5% to 8%, due 2007	3,745	—
Total	$4,412	$795

At December 31, 2006 and 2005, approximately $1.3 million and $1.1 million, respectively, of the other receivables on the accompanying consolidated balance sheet represented interest and dividends receivable.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2006 and 2005 (dollars in thousands).  The Company accounts for these investments using the equity method.

				Company
					Investments in/ Advances to Unconsolidated Ventures December 31,
	City	State	JV Partner	Percent Ownership	2006	2005
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,477	$6,663
BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$1,039	$1,221
BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton	25%	$2,808	$3,615
			Schaffer
BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$871	$822
CA New Plan Acquisition Fund, LLC (3)	Various	Various	Major U.S. Pension Fund	10%	$2,408	$1,409
CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$744	$849
CA New Plan Venture Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$3,258	$3,692
Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$34,843	$33,762
NP/I&G Institutional Retail Company, LLC (5)	Various	Various	JPMorgan Investment Management Inc.	20%	$29,174	$41,447
NP/I&G Institutional Retail Company II, LLC (6)	Raleigh	NC	JPMorgan Investment Management Inc.	20%	$1,808	—
NPK Redevelopment I, LLC (7) (8)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$3,557	$1,000
NP/SSP Baybrook, LLC (6)	Webster	TX	JPMorgan Investment Management Inc.	20%	$2,892	—
Westgate Mall, LLC (9)	Fairview Park	OH	Transwestern Investment Company/	10%	$1,522	$1,058
			The Richard E. Jacobs Group
Investments in/Advances to Unconsolidated Ventures					$91,401	$95,538

(1)             The Company receives increased participation after a 10% return.

(2)             The Company receives a 10% return on its investment.

(3)             The Company receives increasing participation after a 10% IRR.

(4)             The Company receives increasing participation after a 12% IRR.

(5)             The Company receives increased participation after a 12% IRR.

(6)             The Company receives increased participation after a 10% IRR.

(7)             The Company has committed to contribute a total of $6.0 million to this joint venture. Percent ownership represents the

Company’s ownership interest subsequent to such contribution.

(8)             The Company receives increasing participation after a 10% return.

(9)             The Company receives increasing participation after a 13% IRR.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Combined summary financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands, except footnotes):

	December 31, 2006	December 31, 2005
Condensed Combined Balance Sheets
Assets:
Real estate assets	$3,030,086	$2,687,346
Accumulated depreciation	(156,235)	(79,158)
Net real estate	2,873,851	2,608,188
Trade receivable, net of allowance for doubtful accounts	27,536	15,909
Other assets, net of accumulated amortization	206,717	198,779
Total Assets	$3,108,104	$2,822,876
Liabilities:
Mortgages payable, net of unamortized premium	$1,930,025	$1,704,473
Credit facilities	—	38,993
Amounts payable to New Plan	6,314	6,605
Other liabilities	129,672	119,723
Total liabilities	2,066,011	1,869,794
Total partners’ capital	1,042,093	953,082
Total liabilities and partners’ capital	$3,108,104	$2,822,876
Company’s investments in / advances to unconsolidated ventures	$91,401	$95,538

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Condensed Combined Statements of Income
Rental revenues	$328,346	$218,688	$59,515
Operating expenses	(95,313)	(63,163)	(18,891)
Interest expense	(100,838)	(60,318)	(16,998)
Depreciation and amortization	(104,197)	(39,574)	(12,590)
Other income (expense), net	418	(23,706)	557
Gain (loss) on sale of real estate, net	18,800	17,005	(85)
Income from discontinued operations	189	—	—
Net income	$47,405	$48,932	$11,508
Company’s share of net income	$5,143	$4,045	$1,513

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of December 31, 2006.

•       Arapahoe Crossings, L.P. The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $47.8 million as of December 31, 2006.

•       BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 27.1 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2006.

•       BPR Shopping Center, L.P. The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $67.8 million as of December 31, 2006.

•       BPR South, L.P. The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2006.

•       CA New Plan Acquisition Fund, LLC. The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for asset acquisitions, up to a maximum amount of $4.2 million, of which approximately $2.4 million had been contributed by the Company as of December 31, 2006. The Company anticipates contributing the remaining approximate $1.8 million by the end of 2007. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. As of December 31, 2006, the joint venture owned seven stabilized retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $67.9 million as of December 31, 2006.

•       CA New Plan Venture Direct Investment Fund, LLC. The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.4 million, and has agreed to contribute its pro rata share of any additional

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

capital that might be required by the joint venture. As of December 31, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture owned five stabilized retail properties and one retail property under redevelopment as of December 31, 2006. The joint venture had loans outstanding of approximately $45.0 million as of December 31, 2006.

•       CA New Plan Venture Fund, LLC. During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold. As of December 31, 2006, the joint venture owned four stabilized retail properties and one retail property under redevelopment. Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture. As of December 31, 2006, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $47.3 million as of December 31, 2006.

•       Galileo America LLC. The Company has a 5% interest in this joint venture, which interest was acquired in conjunction with the Galileo Transactions (Note 3). Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest. The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest. As of December 31, 2006, this joint venture was comprised of 132 stabilized retail properties, two retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

•       NP/I&G Institutional Retail Company, LLC. The Company has a strategic joint venture with JPMorgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 13 stabilized retail properties as of December 31, 2006. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture. The Company initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Company together with ERP, contributed a disproportionate share of capital to the venture, such that the Company’s total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to the Company in February 2006. During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Company increased its committed capital to the venture to $31.9 million, of which approximately $29.2 million had been contributed as of December 31, 2006. The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture. The joint venture had loans outstanding of approximately $281.4 million as of December 31, 2006.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

•       NP/I&G Institutional Retail Company II, LLC. In February 2006, the Company formed a second strategic joint venture with JP Morgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions. As of December 31, 2006, the Company had contributed approximately $1.8 million of such amount. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required. As of December 31, 2006, the joint venture owned one stabilized retail property. The joint venture had loans outstanding of approximately $21.0 million as of December 31, 2006.

•       NPK Redevelopment I, LLC. The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, the Company has committed to contribute $6.0 million, $3.6 million of which had been contributed by the Company as of December 31, 2006. After the contribution of the total committed amount, the Company will have a 20% interest in the venture and will be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2006.

•       NP/SSP Baybrook, LLC. In December 2006, the Company formed a third strategic joint venture with JP Morgan Investment Management Inc. for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $41.0 million as of December 31, 2006.

•       Westgate Mall, LLC. The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture is currently redeveloping the mall into a large community shopping center. Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $27.7 million as of December 31, 2006.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

9. Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	December 31, 2006	December 31, 2005	Amortization Period
In-place lease value, legal fees and leasing commissions, net	$44,860	$34,454	Life of lease
Above market leases acquired, net	4,877	3,498	Life of lease
Amounts paid for asset management fee stream, net	17,845	18,307	40 years
Amounts paid for property management rights, net	20,674	21,787	20 years
Total	$88,256	$78,046

Aggregate amortization expense on these assets for the years ended December 31, 2006 and 2005 was approximately $9.5 million and $6.8 million, respectively, and included write-offs of approximately $0.6 million and $0.2 million, respectively. The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2007	$10,281
2008	8,353
2009	7,467
2010	6,524
2011	4,378

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

10. Debt Obligations

As of December 31, 2006 and 2005, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	December 31, 2006	December 31, 2005	Interest Rates	Maturity Date
CREDIT AGREEMENTS
Revolving Facility (1)	N/A	N/A	$65,000	N/A	N/A
Secured Term Loan (1)	N/A	N/A	150,000	N/A	N/A
Amended Revolving Facility	$350,000	$41,000	N/A	LIBOR + 55 bp (2)(3)	August 2010
Amended Secured Term Loan	150,000	150,000	N/A	LIBOR + 55 bp (2)	August 2010
Total Credit Agreements	$500,000	$191,000	$215,000
MORTGAGES PAYABLE
Fixed Rate Mortgages		$428,045	$395,486	5.240% – 9.625%	2006 – 2021
Variable Rate Mortgages		9,302	24,296	Variable (4)	2006 – 2011
Total Mortgages		$437,347	419,782
Net unamortized premium		11,563	13,871
Total Mortgages, net		$448,910	$433,653
NOTES PAYABLE
7.35% unsecured notes		30,000	30,000	7.350%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
3.75% unsecured notes (5)		115,000	115,000	3.750%	June 2010
4.50% unsecured notes (6)		150,000	150,000	4.500%	February 2011
3.70% unsecured notes (7)		200,000	—	3.700%	September 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		1,175,000	975,000
Net unamortized discount		(5,911)	(4,822)
Impact of pay-floating swap agreements		(2,139)	(1,831)
Total Notes, net		$1,166,950	$968,347
CAPITAL LEASES		$27,500	$27,881	7.500%	June 2031
TOTAL DEBT		$1,834,360	$1,644,881

(1)             As discussed below, agreement was amended and restated on August 25, 2006.

(2)             The Company incurs interest using the 30-day LIBOR rate, which was 5.35% as of December 31, 2006. The interest rate on this facility adjusts based on the Company’s credit rating.

(3)             The Company also incurs an annual facility fee of 15 basis points on this facility.

(4)             As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 5.35% as of December 31, 2006, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.46% as of December 31, 2006, plus spreads ranging from 12.5 to 37.5 basis points.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(5)             Represents convertible senior notes. At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion price is $25.00 per share. On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.

(6)             The Company has entered into reverse interest rate swap agreements that effectively convert the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(7)             Represents convertible senior notes issued in a private offering completed on September 19, 2006 (as further discussed below). At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion rate is 30.5506 shares of the Company’s common stock for each $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share). On or after September 20, 2011, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Although the stated maturity date of the notes is September 15, 2026, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.

On September 19, 2006, the Company completed a private offering of $200.0 million aggregate principal amount of 3.70% senior convertible notes due September 15, 2026 (the “September 2006 Debt Offering”).  At certain times and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion rate will be 30.5506 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share). The notes may not be redeemed by the Company prior to September 20, 2011 (except to preserve the Company’s status as a REIT for U.S. federal income tax purposes), but are redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the September 2006 Debt Offering were used to repurchase approximately $50.0 million of the Company’s common stock at a price of $26.83 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Company’s $350.0 million unsecured revolving credit facility.

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

The Company’s ability to borrow under both the Amended Revolving Facility and the Amended Secured Term Loan (together, the “Credit Agreements”) is subject to its ongoing compliance with a number of covenants, including with respect to the Company’s ability to incur liens on its property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with its affiliates. In addition, the Credit Agreements require that the Company maintain certain financial coverage ratios and other debt covenants. As of December 31, 2006, these coverage ratios and debt covenants included:

•       EBITDA (as defined in the applicable debt agreement) to fixed charges ratio of at least 1.60:1;

•       minimum tangible net worth of approximately $1.2 billion;

•       total debt to total adjusted assets of no more than 60% (or 65% in certain circumstances);

•       total secured debt to total adjusted assets of no more than 40%;

•       unsecured debt to unencumbered assets value of no more than 60% (or 65% in certain circumstances);

•       book value of ancillary assets to total adjusted assets of no more than 25%;

•       book value of new construction assets to total adjusted assets of no more than 15%; and

•       Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%.

On September 19, 2005, the Company completed a public offering of $125.0 million aggregate principal amount of senior unsecured, 7-year fixed rate notes with a coupon of 5.125% (the “5.125% Notes”) and $125.0 million aggregate principal amount of senior unsecured, 10-year fixed rate notes with a coupon of 5.25% (the “5.25% Notes”) (collectively, the “September 2005 Debt Offering”). The 5.125% Notes and the 5.25% Notes are due on September 15, 2012 and 2015, respectively. The 5.125% Notes were priced at 99.919% of par value to yield 5.139%. The 5.25% Notes were priced at 99.372% of par value to yield 5.332%. Net proceeds from the offering were used to redeem all $250.0 million of the Company’s outstanding 5.875% senior unsecured notes that were due June 15, 2007 and were called for redemption on August 4, 2005 at a redemption price of 100% of their principal amount plus any interest accrued up to, but excluding, the redemption date, and the applicable “make-whole” premium of approximately $7.1 million relating to such notes. Concurrent with the pricing of the September 2005 Debt Offering, the Company settled five forward starting interest rate swap agreements with an aggregate of approximately $248.2 million in notional amount for an aggregate cost of approximately $9.5 million.

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

On January 13, 2005, the Company completed a public offering of $100.0 million aggregate principal amount of unsecured, 10-year fixed rate notes with a coupon of 5.30% (the “January 2005 Debt Offering”). These notes are due on January 15, 2015 and were priced at 99.930% of par value to yield 5.309%. Net proceeds from the offering were used to repay a portion of the amount outstanding under the Company’s then existing $350.0 million revolving credit facility. Concurrent with the pricing of the January 2005 Debt Offering, the Company settled four of its seven then existing 10-year forward starting interest rate swap agreements with an aggregate of approximately $100.0 million in notional amount for an aggregate cost of approximately $2.5 million.

As of December 31, 2006, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2007	$62,649
2008	174,404
2009	199,138
2010	371,362
2011	372,221
Thereafter	651,073
Total debt maturities	1,830,847
Net unamortized premiums on mortgages	11,563
Net unamortized discount on notes	(5,911)
Fair value adjustment on pay-floating swap agreements	(2,139)
Total debt obligations	$1,834,360

11. Other Liabilities

Other liabilities are comprised of the following (in thousands):

	December 31, 2006	December 31, 2005
Property and other taxes payable	$30,229	$29,442
Interest payable	21,362	19,324
Accrued professional and personnel costs	22,325	18,776
Accrued construction costs	9,685	10,673
Below market leases, net	26,250	10,575
Swap contracts	4,601	—
Accounts payable	7,608	6,532
Deferred rent expense and rents received in advance	7,115	5,221
Amounts due seller of property	3,928	3,846
Accrued acquisition / disposition costs	4,277	6,804
Accrued insurance	2,315	6,087
Deferred gain on sale	342	—
Other	10,548	10,089
Total	$150,585	$127,369

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

On August 2, 2005, the Company entered into two forward starting interest rate swap agreements for an aggregate of approximately $148.2 million in notional amount. These derivative instruments were expected to be used to hedge the risk of changes in interest cash outflows on anticipated fixed rate financings by effectively locking the three-month LIBOR swap rate. Concurrent with the pricing of the September 2005 Debt Offering, the Company settled both forward starting swaps discussed above, as well as three other outstanding forward starting swaps, with an aggregate of approximately $248.2 million for an aggregate cost of approximately $9.5 million. The effect of such payment was deferred and will be amortized into earnings as an increase in the effective interest expense over the term of the fixed rate borrowings.

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

As of December 31, 2006, the Company also had two reverse arrears swap agreements. The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. The two reverse arrears swap agreements terminate on February 1, 2011.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2006 (dollars in thousands). The notional amounts at December 31, 2006 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(1,454)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(685)
Forward Starting Swap	Interest Rate	75,000	5.558%	06/15/17	(2,337)
Forward Starting Swap	Interest Rate	75,000	5.612%	06/04/18	(2,264)
		$215,000			$(6,740)

As of December 31, 2006, the reverse arrears swap debt of approximately $2.1 million was reported as a component of the notes payable to which it was assigned. As of December 31, 2006, the forward starting swaps of approximately $4.6 million were reported in Other Liabilities. As of December 31, 2006, there were approximately $8.7 million in deferred losses, net, included in OCI, representing the unamortized portion of the settled swaps.

Over time, the unrealized gains and losses held in OCI (Note 17) will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. Approximately $1.3 million of expense, net, is expected to be amortized over the next 12 months. The current balance held in OCI is expected to be reclassified to earnings over the lives of the current hedging instruments, or for realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

13. Minority Interest in Consolidated Partnership and Joint Ventures

In 1995, ERP, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of ERP and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations. Properties have been contributed to ERP in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company at certain exchange rates), cash and the assumption of mortgage indebtedness. On September 27, 2005, in conjunction with the payment of a special cash distribution to the Company’s common stockholders of $3.00 per common share (see Note 14), certain unitholders received a corresponding special cash distribution of $3.00 per unit, which special cash distributions aggregated

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $4.4 million. Unitholders who were not entitled to receive the special cash distribution received an adjustment to their exchange ratio, which adjustment accounts for the payment of the special cash distribution. After such adjustments, exchange ratios currently range from 1.0 to 1.6. ERP unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2004	6,715,566	5,109,215	1,606,351
Issued (1)	1,167,922	—	1,167,922
Redeemed	—	—	—
Outstanding at December 31, 2005	7,883,488	5,109,215	2,774,273
Issued (2)	175,885	—	175,885
Redeemed (3)	—	135,106	(135,106)
Outstanding at December 31, 2006	8,059,373	5,244,321	2,815,052

(1)          Represents limited partnership units issued in connection with the Company’s acquisition of (1) Hillcrest Shopping Center (612,763 limited partnership units) and (2) a partial interest in two properties currently held in NP/I&G Institutional Retail Company, LLC, one of the Company’s joint ventures (555,159 limited partnership units).

(2)          Represents limited partnership units issued in connection with the Company’s acquisition of Fox Run Mall.

(3)          Represents the redemption of limited partnership units in exchange for shares of the Company’s common stock or cash.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Year Ended December 31,
	2006	2005	2004
Basic EPS
Numerator:
Income from continuing operations and gain on sale of real estate	$113,451	$276,184	$120,558
Preferred dividends	(21,966)	(21,888)	(21,470)
Income available to common shares from continuing operations—basic	91,485	254,296	99,088
Income available to common shares from discontinued operations—basic	21,766	30,140	13,382
Net income available to common shares—basic	$113,251	$284,436	$112,470
Denominator:
Weighted average of common shares outstanding	104,102	103,393	100,894
Earnings per share—continuing operations	$0.88	$2.53	$1.04
Earnings per share—discontinued operations	0.21	0.22	0.07
Basic earnings per common share	$1.09	$2.75	$1.11
Diluted EPS
Numerator:
Income from continuing operations and gain on sale of real estate	$113,451	$276,184	$120,558
Preferred dividends	(21,966)	(21,888)	(21,470)
Minority interest in consolidated partnership	745	5,070	796
Income available to common shares from continuing operations—diluted	92,230	259,366	99,884
Income available to common shares from discontinued operations—diluted	21,766	30,140	13,382
Net income available to common shares—diluted	$113,996	$289,506	$113,266
Denominator:
Weighted average of common shares outstanding—basic	104,102	103,393	100,894
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	2,922	2,337	1,394
Options and contingently issuable shares	1,616	1,003	1,057
Convertible debt	139	35	—
Restricted stock	35	66	—
Weighted average of common shares outstanding—diluted	108,814	106,834	103,345
Earnings per share—continuing operations	$0.85	$2.49	$1.03
Earnings per share—discontinued operations	0.20	0.22	0.07
Diluted earnings per common share	$1.05	$2.71	$1.10

Note—For the year ended December 31, 2004 there were approximately 0.6 million stock options that were anti-dilutive.

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

Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions, which program expired on December 31, 2005. Through December 31, 2005, approximately 2,150,000 shares were repurchased and retired at an average purchase price of $15.30 per share. In February 2006, the Company renewed the repurchase program to provide for the repurchase of up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through December 31, 2006, no shares have been repurchased under the renewed common stock repurchase program.

In September 2006, the Company obtained separate authorization to repurchase up to an additional $75.0 million of its common stock in connection with the September 2006 Debt Offering (see Note 8). Concurrently with the September 2006 Debt Offering, pursuant to such separate authorization, 1,863,600 shares were repurchased and retired at an average purchase price of $26.83 per share (approximately $50.0 million in aggregate value). Due to the fact that the Company completed the offering on September 19, 2006, no additional repurchases may be made pursuant to this authorization.

Preferred Stock

The Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock.

The Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500 per share. The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter. Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable.  For the year ended December 31, 2006, the Company recorded total, non-cash increases of approximately $0.9 million. The Company expects to continue recognizing additional quarterly non-cash charges with respect to the Preferred D Shares through 2012 in amounts that are not expected to vary materially from the amounts recognized in 2006.

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

During the year ended December 31, 2006, the Company recorded approximately $2.7 million of stock-based compensation, which expense included approximately $0.8 million related to stock options, approximately $0.8 million for restricted stock grants and approximately $1.1 million for other stock awards (see below for additional information). Stock-based compensation is recorded as a reduction to additional paid in capital. Cash received from option exercises for the year ended December 31, 2006 was approximately $8.2 million.

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

With respect to the Company’s stock options which were granted prior to 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations. Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the years ending December 31, 2004 and 2003 under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002. Beginning in August 2005, as a result of the amendments to the stock options discussed above, and to the extent the stock options have not vested, all stock-based compensation previously accounted for under Opinion 25 was revalued under the fair value methods of SFAS No. 123.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

	For the Year Ended
	December 31,
	2005	2004
Net income, as reported	$306,324	$133,940
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(346)	(1,240)
Pro forma net income	$305,978	$132,700
Earnings per share:
Basic—as reported	$2.75	$1.11
Basic—pro forma	$2.75	$1.10
Earnings per share:
Diluted—as reported	$2.71	$1.10
Diluted—pro forma	$2.71	$1.08

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company. Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000. These prior outstanding option grants are now incorporated under the active stock option plan. The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company. The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant. The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

committee. As of December 31, 2006, approximately 2.0 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan. The stock options outstanding under the 2003 Plan, at December 31, 2006, had exercise prices ranging from $11.35 to $25.05 and a weighted average remaining contractual life of approximately 6.3 years. The total amount of option shares exercisable under the 2003 Plan, at December 31, 2006, was approximately 2.1 million.

During 2005, in order to counteract the dilutive effect on the options outstanding resulting from the payment of the Special Dividend, the Company amended its outstanding option grants to adjust both the number of options outstanding and the related exercise prices. As a result of the amendment, the Company computed an incremental charge representing the change in fair value immediately before and after the modification of the options of approximately $1.1 million. Approximately $0.7 million of this incremental charge related to options which were fully vested, and was expensed immediately. The remainder of the incremental charge will be reflected in expense over the remaining service periods of the grants.

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

The Company believes that the use of the Black-Scholes option pricing model meets the fair value measurement objectives of SFAS No. 123(R) and reflects all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option pricing model to determine the per share weighted average fair value of $2.02 for options granted during the year ended December 31, 2006, and the fair value of $1.10 for options granted during the year ended December 31, 2005:

	December 31, 2006	December 31, 2005
Expected dividend yield	6.50%	7.50%
Risk-free interest rate	4.65% – 4.75%	3.55%
Expected volatility	18.00%	15.00%
Expected life in years	1.5 years – 5.5 years	3.0 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize information concerning outstanding and exercisable options as of December 31, 2006, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	695,721	3.1 years		695,721
$12.23	16,942	3.4 years		16,942
$12.40	63,254	3.7 years		63,254
$13.71	245,401	4.2 years		245,401
$15.15	18,071	4.4 years		18,071
$16.97	443,032	6.2 years		110,481
$17.41	23,152	5.4 years		23,152
$17.60	132,572	2.4 years		132,572
$17.70	651,673	5.3 years		367,129
$17.77	16,940	2.4 years		16,940
$18.45	39,530	6.4 years		39,530
$21.08	42,072	7.4 years		42,072
$22.75	566,223	8.2 years		102,647
$23.11	549,631	7.2 years		185,959
$23.61	41,750	8.4 years		41,750
$23.85	44,614	8.4 years		44,614
$25.05	846,000	9.2 years		—
Total	4,436,578	6.3 years	$19.17	2,146,235	$15.95

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	4,304,598	$18.33
Granted	669,750	$25.97
Exercised	(951,822)	$20.98
Forfeited	(217,402)	$22.53
Outstanding at December 31, 2004	3,805,124	$18.85
Granted	596,200	$25.77
Adjustment to outstanding grants due to payment of Special Dividend	480,387	$17.53
Exercised	(486,503)	$17.85
Forfeited	(281,995)	$21.68
Outstanding at December 31, 2005	4,113,213	$17.59
Granted	891,750	$24.98
Exercised	(505,222)	$16.51
Forfeited	(63,163)	$19.95
Outstanding at December 31, 2006	4,436,578	$19.17
Options exercisable at December 31, 2006	2,146,235	$15.95
Options exercisable at December 31, 2005	1,810,493	$14.69
Options exercisable at December 31, 2004	1,163,867	$16.82

Certain of the Company’s option grants vest upon satisfaction of annual performance/market criteria, while other grants vest over time.

Restricted Stock Awards

During the year ended December 31, 2006, the Company granted 50,060 restricted shares of common stock to certain employees. Of these shares, 25,030 will vest proportionately over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 31, 2006. The balance of the restricted shares vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares in accordance with the provisions of SFAS No. 123(R), as discussed above.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reports restricted stock activity during the year ended December 31, 2006:

	Number of Shares	Intrinsic Value
Unvested Shares at December 31, 2005	133,036	$3,083,774
Granted	50,060
Vested and Distributed	(32,758)	$818,304
Forfeited	(1,500)
Unvested Shares at December 31, 2006	148,838	$4,090,068

As of December 31, 2006, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, specifically, previously granted shares of restricted stock and options. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Other Stock Awards

During the years ended December 31, 2006 and 2005, the Company also granted 6,903 and 7,047 shares of common stock, respectively, to members of its Board of Directors. These shares vested immediately upon grant. For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date. Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

Pursuant to the terms of the New Plan Excel Realty Trust, Inc. 2006 Long-Term Out-Performance Compensation Plan (“Out-Performance Plan”), the Company’s current executive officers, other than Glenn Rufrano, the Company’s Chief Executive Officer, and William Newman, the Company’s Chairman of the Board of Directors, are entitled to receive an award of common stock in the event that over either a four or five year performance period ending December 31, 2009 or December 31, 2010, respectively, either of two specified performance criteria are achieved. The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $12.0 million. The compensation expense of approximately $3.5 million associated with this award will be recognized ratably over the service period.

Pursuant to the terms of the Company’s employment agreement with Mr. Rufrano, he may receive an award of common stock in the event that over either a four or five year performance period, ending February 22, 2009 or February 22, 2010, respectively, either of two specified criteria are achieved. The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $6.0 million. The compensation expense of approximately $2.2 million associated with this award will be recognized ratably over the service period.

The Company used a Monte Carlo analysis to value the Out-Performance Plan and Mr. Rufrano’s performance award. The Monte Carlo analysis is a simulation exercise designed to arrive at a value for a variable, such as the expected value of an award on the valuation date.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends Paid and Payable (in thousands):

Dividends declared in 2004, paid in 2004 (1)	$140,729
Dividends declared in 2004, paid in 2005 (1)	47,699
Dividends declared in 2005, paid in 2005 (1)(2)	444,353
Dividends declared in 2005, paid in 2006 (1)	37,870
Dividends declared in 2006, paid in 2006 (1)	113,515
Dividends declared in 2006, payable in 2007 (1)	37,550

(1)          Amount does not include the quarterly non-cash adjustments to account for the Preferred D dividend “step-up” discussed in the Preferred Stock section above.

(2)          Amount includes payment of the Special Dividend.

Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The percentage of distributions characterized as ordinary income, capital gain and return of capital for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table:

	For the year ended December 31,
	2006	2005	2004
Ordinary income	73%	27%	94%
Capital gain	17%	72%	—
Return of capital	10%	1%	6%

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan, which was amended and restated as of January 1, 2005. The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation. Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee. The Company has established grantor trusts, also known as Rabbi Trusts, to act

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as vehicles for accumulating the assets needed to pay the promised benefit. As of December 31, 2006, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $3.3 million. Expenses for the years ended December 31, 2006, 2005 and 2004 were immaterial.

15. Fair Value of Financial Instruments

The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2006 and 2005, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2006 and 2005 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

The following are financial instruments for which Company estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable	$4,412	$4,435	$795	$845
Mortgages payable	448,910	447,078	433,653	436,463
Notes payable	1,166,950	1,181,164	968,347	998,872
Credit Agreements	191,000	191,000	215,000	215,505

16. Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company has increased its previously taken reserve by an additional $2.5 million, for an aggregate reserve of approximately $4.8 million as of December 31, 2006. Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funding Commitments

In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of December 31, 2006, none of which the Company believes will have a material adverse affect on the Company’s operations:

•       Letters of Credit. The Company has arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters. If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2006, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.7 million.

•       Non-Recourse Debt Guarantees. Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2006, the Company had mortgage loans outstanding of approximately $448.9 million and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.9 billion. In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect its obligations under such guarantees will be material if called upon.

•       Leasing Commitments. The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2007	$3,474
2008	3,223
2009	3,217
2010	3,193
2011	3,092
Thereafter	41,608

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

17.  Comprehensive Income

Total comprehensive income was $132.4 million, $303.3 million and $126.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of December 31, 2006 and 2005, accumulated other comprehensive loss reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of December 31,
	2006	2005
Realized/unrealized gains on available-for-sale securities	$2,299	$2,040
Unrealized gains on securities held for deferred compensation	170	39
Realized gains on interest hedges	1,584	1,751
Realized losses on interest hedges	(10,302)	(11,904)
Unrealized losses on interest hedges	(4,601)	—
Accumulated other comprehensive loss	$(10,850)	$(8,074)

18. Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2006 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2007	$427,586
2008	377,343
2009	320,555
2010	267,708
2011	218,651
Thereafter	895,024

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. Contingent rentals for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $110.2 million, $109.7 million and $107.7 million, respectively.

19. Retirement Plan

The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2006, 2005 and 2004, the Company’s expense for the Savings Plan was approximately $0.7 million, $0.6 million and $0.5 million, respectively.

20. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income	Net Income Per Share-Basic	Net Income Per Share-Diluted
Year Ended December 31, 2006:
First quarter	$114,475	$38,509	$0.32	$0.31
Second quarter	111,692	34,669	0.28	0.27
Third quarter	113,710	33,182	0.26	0.25
Fourth quarter	117,099	28,857	0.23	0.22
Year Ended December 31, 2005:
First quarter	124,770	$38,687	$0.32	$0.32
Second quarter	127,773	40,697	0.34	0.33
Third quarter	112,133	196,045	1.84	1.82
Fourth quarter	108,615	30,895	0.24	0.24
Year Ended December 31, 2004:
First quarter	$118,026	$37,397	$0.32	$0.32
Second quarter	115,669	32,916	0.28	0.27
Third quarter	116,696	29,441	0.24	0.23
Fourth quarter	120,716	34,186	0.28	0.27

(1)          Amounts have been adjusted to give effect to the Company’s discontinued operations, in accordance with SFAS No. 144.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$27,540	$(5,415)	$(2,739)	$19,386
Year ended December 31, 2005	$24,239	$7,407	$(4,106)	$27,540
Year ended December 31, 2004	$16,950	$7,642	$(353)	$24,239

		Additions	Deductions
	Balance at Beginning of Period	Charged to Expense	Written Off	Balance at End of Period
Reserve for straight-line rents:
Year ended December 31, 2006	$1,592	$1,449	$(1,339)	$1,702
Year ended December 31, 2005	$3,548	$(635)	$(1,321)	$1,592
Year ended December 31, 2004	$5,445	$(22)	$(1,875)	$3,548

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Retail

Riverview Plaza Gadsden, AL	$(4,012,042)	$2,072,169	$8,286,847	$91,626	$2,072,169	$8,378,473	$10,450,642	$(1,732,460)	2007	Oct-95	40 years
Grants Mill Station Irondale, AL		2,888,819	11,555,308	271,476	2,888,819	11,826,784	14,715,602	(2,448,921)	1991	Jul-98	40 years
Kroger Muscle Shoals, AL		429,999	1,659,638		429,999	1,659,638	2,089,637	(344,962)	1982	Aug-93	40 years
Kroger Muscle Shoals, AL		102,822	396,597		102,822	396,597	499,419	(82,778)	1982	Aug-93	40 years
Kroger Scottsboro, AL		369,815	1,427,451		369,815	1,427,451	1,797,266	(296,800)	1982	Aug-93	40 years
Payton Park Sylacauga, AL		3,584,697	14,339,021	78,679	3,584,697	14,417,700	18,002,397	(2,991,802)	1995	Jul-98	40 years
Country Market Pine Bluff, AR		490,287	1,892,538	43,957	490,287	1,936,496	2,426,783	(402,541)	1981	Aug-93	40 years
Broadway Mesa Mesa, AZ		1,147,194	4,588,778	438,053	1,147,194	5,026,830	6,174,025	(1,161,600)	1985	Dec-90	40 years
Metro Marketplace Phoenix, AZ		5,098,702	20,521,995	206,193	5,098,702	20,728,189	25,826,891	(4,720,530)	2001	Jun-91	40 years
Northmall Centre Tucson, AZ		4,762,481	12,630,121	191,944	4,762,481	12,822,065	17,584,546	(2,963,874)	1996	Dec-96	40 years
Bakersfield Plaza Bakersfield, CA		(28,534)	27,597,943	236,776	(28,534)	27,834,719	27,806,186	(5,707,899)	2007	Jun-97	40 years
Burbank Plaza Burbank, CA		1,153,334	4,613,209	54,925	1,153,334	4,668,134	5,821,468	(1,077,829)	1988	May-89	40 years
Carmen Plaza Camarillo, CA		1,872,708	7,491,044	847,703	1,872,708	8,338,747	10,211,455	(2,271,328)	2000	Jun-97	40 years
Cudahy Plaza Cudahy, CA			10,019,146	165,187		10,184,333	10,184,333	(2,035,086)	1994	Jun-97	40 years
Arbor Faire Fresno, CA		4,378,813	17,624,497	526,132	4,378,813	18,150,629	22,529,442	(3,702,389)	1993	Apr-97	40 years
Broadway Faire Fresno, CA		2,795,383	11,181,648	51,328	2,795,383	11,232,976	14,028,359	(2,302,169)	1995	Apr-97	40 years
Briggsmore Plaza Modesto, CA	(725)	1,663,885	6,653,828	254,163	1,663,885	6,907,991	8,571,876	(1,517,231)	1998	Jun-97	40 years
Montebello Plaza Montebello, CA	(267,441)	5,808,350	23,231,144	415,812	5,808,350	23,646,956	29,455,306	(5,291,990)	1996	Jun-97	40 years
Metro 580 Pleasanton, CA		5,876,389	23,651,921	2,485,628	5,876,389	26,137,549	32,013,938	(5,198,624)	2004	Sep-97	40 years
Rose Pavilion Pleasanton, CA		11,389,328	45,840,252	3,221,541	11,389,328	49,061,793	60,451,121	(9,854,792)	2005	Feb-98	40 years
Bristol Plaza Santa Ana, CA			15,222,022	4,740,430		19,962,452	19,962,452	(3,349,563)	2003	Jun-97	40 years
Arvada Plaza Arvada, CO	(2,070,757)	1,214,994	3,820,483		1,214,994	3,820,483	5,035,478	(385,802)	1994	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Superior Marketplace Superior, CO		23,433,974	15,637,888	15,187,180	23,433,974	30,825,069	54,259,042	(2,561,552)	2004	Jul-02	40 years
Doverama at Rodney Dover, DE		50,755	311,781		50,755	311,781	362,536	(141,943)	1959	Jan-69	40 years
Brooksville Square Brooksville, FL		1,503,243	7,874,334	262,976	1,503,243	8,137,309	9,640,553	(2,340,575)	2006	Mar-94	40 years
Clearwater Mall Clearwater, FL		9,524,335	30,919,809	3,317,830	9,524,335	34,237,638	43,761,973	(2,348,099)	2003	Jan-04	40 years
Coconut Creek Coconut Creek, FL		16,222,504	9,021,223	441,370	16,222,504	9,462,593	25,685,097	(1,694,845)	2005	Mar-02	40 years
Northgate S.C. DeLand, FL	(5,180,996)	2,957,640	11,830,664	185,124	2,957,640	12,015,788	14,973,428	(2,463,058)	1993	Jun-93	40 years
Sun Plaza Ft. Walton Beach, FL	(9,208,234)	3,356,305	10,571,344	2,921,335	3,356,305	13,492,679	16,848,985	(1,173,092)	2004	Dec-02	40 years
Regency Park Jacksonville, FL		3,888,425	15,553,501	4,340,960	3,888,425	19,894,461	23,782,886	(4,257,548)	2006	Jun-97	40 years
The Shoppes at Southside Jacksonville, FL		5,040,765	19,591,340	9,914	5,040,765	19,601,254	24,642,020	(1,164,746)	2004	Dec-04	40 years
Plaza 66 Kenneth City, FL		1,618,156	4,854,469	9,800	1,618,156	4,864,269	6,482,425	(491,083)	1995	Dec-02	40 years
Ventura Downs Kissimmee, FL		2,390,906	8,670,437	29,346	2,390,906	8,699,783	11,090,689	(63,268)	2005	Nov-06	40 years
Leesburg Square Leesburg, FL		1,051,639	4,206,554	211,142	1,051,639	4,417,696	5,469,335	(960,730)	1986	Dec-92	40 years
Miami Gardens Miami, FL		5,418,459	22,098,501	192,956	5,418,459	22,291,457	27,709,916	(4,576,551)	1996	Oct-97	40 years
The Mall at 163rd Street Miami, FL		5,275,704	4,863,782	32,949,581	5,275,704	37,813,363	43,089,067	(452,947)	2007	Dec-98	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Freedom Square
Naples, FL		3,340,254	13,361,049	119,810	3,340,254	13,480,858	16,821,112	(2,815,680)	1995	Oct-97	40 years
Southgate
New Port Richey, FL		4,253,341	3,981,290	7,190,295	4,253,341	11,171,584	15,424,925	(1,418,138)	2004	Aug-97	40 years
Presidential Plaza
North Lauderdale, FL		1,750,441	3,269,390	675,948	1,750,441	3,945,338	5,695,779	(940,207)	2006	Apr-97	40 years
Colonial Marketplace
Orlando, FL		3,426,817	3,504,446	6,558,794	3,426,817	10,063,240	13,490,057	(1,168,806)	2006	Apr-98	40 years
Pointe*Orlando
Orlando, FL				257,830		257,830	257,830		2007	Nov-99	40 years
23rd Street Station
Panama City, FL		1,849,668	7,398,843	331,619	1,849,668	7,730,462	9,580,130	(1,616,506)	1995	Jul-98	40 years
Pensacola Square
Pensacola, FL		3,536,164	10,608,491	609,119	3,536,164	11,217,610	14,753,774	(1,074,220)	1995	Dec-02	40 years
Seminole Plaza
Seminole, FL		2,033,780	2,204,597	150,392	2,033,780	2,354,989	4,388,769	(854,430)	1995	Jun-98	40 years
Eagles Park
St. Petersburg, FL		2,804,604	5,527,812	26,591	2,804,604	5,554,403	8,359,007	(814,889)	1986	Mar-02	40 years
Rutland Plaza
St. Petersburg, FL		1,443,294	5,773,175	1,125,273	1,443,294	6,898,448	8,341,742	(1,768,413)	2002	Nov-96	40 years
Skyway Plaza
St. Petersburg, FL	(3,391,893)	1,859,960	5,579,881	94,677	1,859,960	5,674,558	7,534,519	(670,075)	2002	Dec-02	40 years
Tyrone Gardens
St. Petersburg, FL	(8,885,331)	2,811,942	16,046,158		2,811,942	16,046,158	18,858,100	(403,168)	1998	Jun-06	40 years
Downtown Publix
Stuart, FL		5,431,541	5,906,376	353,388	5,431,541	6,259,764	11,691,305	(1,092,343)	2000	Mar-02	40 years
Tarpon Mall
Tarpon Springs, FL		4,097,649	8,866,946	2,570,468	4,097,649	11,437,415	15,535,064	(1,054,522)	2003	Dec-02	40 years
Northeast Plaza
Atlanta, GA		5,577,118	16,731,354	4,763,759	5,577,118	21,495,113	27,072,231	(1,948,513)	2004	Dec-02	40 years
Sweetwater Village
Austell, GA		707,938	2,831,750	139,937	707,938	2,971,687	3,679,624	(909,862)	1985	Oct-94	40 years
Cedar Plaza
Cedartown, GA		905,977	3,713,207	272,211	905,977	3,985,417	4,891,394	(1,186,254)	1994	Oct-94	40 years
Covered Bridge
Clayton, GA	(2,519,462)	937,028	2,811,085	166,235	937,028	2,977,319	3,914,348	(303,523)	2001	Dec-02	40 years
Habersham Crossing
Cornelia, GA	(3,496,798)	1,644,936	6,580,461	94,303	1,644,936	6,674,763	8,319,699	(1,447,739)	1990	Mar-96	40 years
Covington Gallery
Covington, GA		2,494,987	9,979,830	470,933	2,494,987	10,450,763	12,945,749	(2,125,743)	1991	Dec-93	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Midway Village
Douglasville, GA		1,553,580	2,887,506	151,181	1,553,580	3,038,687	4,592,267	(761,309)	1989	May-97	40 years
Westgate
Dublin, GA		1,406,062	3,617,277	2,385,427	1,406,062	6,002,705	7,408,767	(1,954,069)	2004	Jul-90	40 years
Mableton Walk
Mableton, GA		2,136,994	8,923,974	33,827	2,136,994	8,957,802	11,094,796	(466,077)	1994	Jun-05	40 years
Marshalls at Eastlake
Marietta, GA		1,710,517	2,074,698	73,271	1,710,517	2,147,969	3,858,486	(484,277)	1982	Oct-98	40 years
New Chastain Corners
Marietta, GA		2,457,446	5,741,641	483,966	2,457,446	6,225,607	8,683,054	(1,547,271)	2004	Jul-97	40 years
Pavilions at Eastlake
Marietta, GA		2,812,000	11,249,970	429,192	2,812,000	11,679,162	14,491,162	(2,444,023)	1996	Mar-99	40 years
Village at Southlake
Morrow, GA		1,733,198	3,017,677	59,562	1,733,198	3,077,239	4,810,437	(778,541)	1983	Apr-98	40 years
Merchants Crossing
Newnan, GA	(5,065,196)	2,077,145	6,231,434	1,498	2,077,145	6,232,933	8,310,077	(629,004)	2007	Dec-02	40 years
Creekwood Shopping Center
Rex, GA		1,160,203	3,482,609	137,211	1,160,203	3,619,820	4,780,022	(854,010)	1990	May-97	40 years
Shops of Riverdale
Riverdale, GA		1,523,058	1,271,713	27,913	1,523,058	1,299,626	2,822,683	(295,944)	1995	Feb-96	40 years
Eisenhower Square
Savannah, GA		1,029,500	4,117,700	488,094	1,029,500	4,605,794	5,635,294	(1,248,871)	1997	Jul-97	40 years
Victory Square
Savannah, GA		2,029,618	5,392,846	1,491,250	2,029,618	6,884,096	8,913,714	(2,042,819)	2007	Jul-92	40 years
University Commons
Statesboro, GA		1,312,739	5,250,755	15,450	1,312,739	5,266,205	6,578,944	(1,078,876)	1994	Jul-96	40 years
Stockbridge Village
Stockbridge, GA		4,331,759	17,800,000	906,677	4,331,759	18,706,677	23,038,436	(1,564,182)	1991	Apr-04	40 years
Tift-Town
Tifton, GA		271,444	1,325,238	579,076	271,444	1,904,315	2,175,758	(810,516)	1965	Jul-90	40 years
Kmart
Atlantic, IA		293,138	1,134,513		293,138	1,134,513	1,427,652	(235,884)	1980	Jan-94	40 years
Haymarket Mall
Des Moines, IA		1,230,252	5,031,799	1,680,588	1,230,252	6,712,387	7,942,638	(2,322,120)	2002	May-95	40 years
Annex of Arlington
Arlington Heights, IL	(19,811,061)	8,771,289	21,274,207	184,215	8,771,289	21,458,422	30,229,711	(1,590,016)	1999	Aug-04	40 years
Festival Center
Bradley, IL	(2,563,460)	912,590	2,737,771	70,552	912,590	2,808,323	3,720,914	(359,525)	2006	Dec-02	40 years
Southfield Plaza
Bridgeview, IL		3,188,496	3,897,167	2,597,774	3,188,496	6,494,941	9,683,437	(5,209,757)	2006	Dec-96	40 years
Pershing Plaza
Decatur, IL		750,298	2,250,894	10,345	750,298	2,261,239	3,011,537	(228,617)	1986	Dec-02	40 years
Elk Grove Town Center
Elk Grove Village, IL		8,063,593	11,704,159	12,340	8,063,593	11,716,499	19,780,092	(954,739)	1998	Jan-04	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated —
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Freeport Plaza Freeport, IL		1,383,601	4,150,804	134,679	1,383,601	4,285,483	5,669,085	(431,631)	2000	Dec-02	40 years
The Quentin Collection Kildeer, IL		7,169,606	29,261,613		7,169,606	29,261,613	36,431,219	(255,974)	2006	Sep-06	40 years
Westridge Court Naperville, IL		9,843,696	39,373,783	2,233,680	9,843,696	41,607,463	51,451,159	(11,020,039)	2002	Jul-97	40 years
Olympia Corners Olympia Fields, IL	(4,945,022)	2,010,324	6,030,973	243,894	2,010,324	6,274,867	8,285,191	(698,635)	1988	Dec-02	40 years
Tinley Park Plaza Tinley Park, IL		2,607,702	10,430,808	5,645,807	2,607,702	16,076,614	18,684,316	(3,736,348)	2005	Sep-95	40 years
Columbus Center Columbus, IN		599,158	1,952,355	6,841,862	599,158	8,794,216	9,393,375	(3,076,164)	2005	Dec-88	40 years
Elkhart Plaza West Elkhart, IN		1,864,321	5,592,962	32,178	1,864,321	5,625,140	7,489,461	(549,874)	1997	Dec-02	40 years
Elkhart Market Centre Goshen, IN	(12,146,961)	5,528,742	16,586,227	918,377	5,528,742	17,504,604	23,033,346	(1,677,894)	1994	Dec-02	40 years
Valley View Plaza Marion, IN		684,867	2,739,492	99,451	684,867	2,838,943	3,523,810	(610,514)	1997	Mar-94	40 years
Knox Plaza Vincennes, IN		411,877	1,235,631		411,877	1,235,631	1,647,508	(134,722)	1989	Dec-02	40 years
Wabash Crossing Wabash, IN		1,557,711	6,470,511	57,496	1,557,711	6,528,008	8,085,718	(2,129,647)	2007	Dec-93	40 years
Florence Plaza Florence, KY		2,524,185	7,572,556	407,719	2,524,185	7,980,275	10,504,460	(858,183)	1985	Dec-02	40 years
Florence Square Florence, KY	(15,023,620)	8,208,760	24,457,786	1,344,565	8,208,760	25,802,352	34,011,112	(2,059,581)	2000	Mar-04	40 years
Highland Commons Glasgow, KY	(3,403,908)	1,500,300	6,862,680	136,238	1,500,300	6,998,918	8,499,219	(1,469,546)	1992	Mar-93	40 years
Jefferson Towne Commons Jeffersontown, KY		1,331,074	4,121,997	10,074,839	1,331,074	14,196,836	15,527,910	(2,694,213)	2005	Oct-88	40 years
Mist Lake Plaza Lexington, KY		4,075,659	16,405,956	264,819	4,075,659	16,670,775	20,746,434	(3,461,261)	1993	Jul-98	40 years
Eastgate Shopping Center Louisville, KY		1,945,679	7,792,717	424,989	1,945,679	8,217,706	10,163,385	(3,381,211)	2002	Nov-93	40 years
Piccadilly Shopping Plaza Louisville, KY		337,670	1,588,409	1,105,653	337,670	2,694,063	3,031,733	(1,175,069)	2006	Apr-89	40 years
Towne Square North Owensboro, KY		2,277,220	6,831,659	288,716	2,277,220	7,120,375	9,397,595	(746,086)	1988	Dec-02	40 years
Lexington Road Plaza Versailles, KY	(6,261,812)	2,856,229	11,425,027	145,926	2,856,229	11,570,953	14,427,182	(2,418,831)	2007	Apr-94	40 years
Iberia Plaza New Iberia, LA		1,295,361	3,730,569	236,004	1,295,361	3,966,573	5,261,934	(507,430)	1992	Mar-02	40 years
Lagniappe Village New Iberia, LA		3,122,914	12,491,850	456,751	3,122,914	12,948,601	16,071,515	(2,838,991)	1990	Jul-98	40 years
Points West Brockton, MA		1,846,851	5,540,554	267,334	1,846,851	5,807,888	7,654,739	(613,974)	2007	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated —
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Holyoke Shopping Center Holyoke, MA		2,979,803	8,510,744	244,928	2,979,803	8,755,672	11,735,475	(928,033)	2000	Dec-02	40 years
Liberty Plaza Randallstown, MD		2,075,809	5,848,620	767,002	2,075,809	6,615,622	8,691,431	(2,551,091)	2007	May-95	40 years
Rising Sun Towne Centre Rising Sun, MD		1,161,300	4,389,359	157,582	1,161,300	4,546,941	5,708,241	(904,160)	2007	Jun-99	40 years
Maple Village Ann Arbor, MI		1,622,732	7,501,205	1,373,583	1,622,732	8,874,789	10,497,521	(3,797,891)	2000	Oct-94	40 years
Grand Crossing Brighton, MI		1,709,627	5,128,881	895,795	1,709,627	6,024,677	7,734,304	(548,870)	2005	Jan-03	40 years
Farmington Crossroads Farmington, MI		1,092,200	4,368,800	254,771	1,092,200	4,623,571	5,715,771	(1,311,069)	1986	Dec-95	40 years
Silver Lake Fenton, MI		2,397,852	7,193,555	48,774	2,397,852	7,242,329	9,640,181	(721,842)	1996	Jan-03	40 years
Silver Pointe Shopping Center Fenton, MI	(7,161,608)	2,200,544	8,223,286	31,700	2,200,544	8,254,986	10,455,530	(507,328)	1996	Nov 04	40 years
Fremont Fremont, MI		405,901	1,217,703	11,350	405,901	1,229,053	1,634,954	(125,406)	2007	Jan-03	40 years
Cascade East Grand Rapids, MI		1,826,689	5,480,068	129,656	1,826,689	5,609,724	7,436,413	(568,260)	1983	Jan-03	40 years
Kentwood Kentwood, MI		1,191,795	3,786,382	89,738	1,191,795	3,876,120	5,067,915	(397,339)	1987	Jan-03	40 years
Hampton Village Centre Rochester Hills, MI	(28,449,679)	7,209,596	34,541,500	4,510,273	7,209,596	39,051,773	46,261,369	(10,363,797)	2004	Dec-95	40 years
Hall Road Crossing Shelby Township, MI		2,595,500	10,382,000	1,225,195	2,595,500	11,607,195	14,202,695	(3,534,862)	1999	Dec-95	40 years
Southfield Shopping Center Southfield, MI		2,052,995	8,056,980	381,043	2,052,995	8,438,023	10,491,018	(1,968,169)	2002	Feb-98	40 years
18 Mile & Ryan Sterling Heights, MI		2,852,408	8,557,223		2,852,408	8,557,223	11,409,630	(854,648)	1997	Jan-03	40 years
Delco Plaza Sterling Heights, MI		1,277,504	5,109,367	210,917	1,277,504	5,320,284	6,597,788	(1,364,325)	1996	Nov-96	40 years
Harvest Place Stevensville, MI		1,156,967	3,470,900	7,700	1,156,967	3,478,600	4,635,567	(347,338)	1994	Jan-03	40 years
West Ridge Shopping Center Westland, MI	(10,772,718)	3,377,757	12,730,287	186,100	3,377,757	12,916,387	16,294,144	(811,110)	1989	Mar-05	40 years
Westland Crossing Westland, MI		2,046,000	8,184,000	552,186	2,046,000	8,736,186	10,782,186	(1,820,964)	1999	Nov-99	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
University IV Spring Lake Park, MN	(1,731,501)	987,865	2,963,594	44,644	987,865	3,008,238	3,996,103	(304,632)	1988	Dec-02	40 years
Macon Plaza Franklin, NC		832,590	2,497,770	36,530	832,590	2,534,300	3,366,890	(256,229)	2001	Dec-02	40 years
Foothills Market Jonesville, NC		644,555	2,578,295	62,199	644,555	2,640,494	3,285,049	(582,947)	1996	Jun-95	40 years
Chapel Square Kannapolis, NC	(1,338,331)	918,460	3,673,918	25,327	918,460	3,699,245	4,617,705	(764,725)	1992	Dec-94	40 years
Kinston Pointe Kinston, NC		2,235,052	8,940,354	118,853	2,235,052	9,059,208	11,294,260	(2,163,331)	2001	Jul-95	40 years
Roxboro Square Roxboro, NC		1,448,313	5,793,289	6,789,067	1,448,313	12,582,357	14,030,670	(1,430,714)	2005	Jun-95	40 years
Siler Crossing Siler City, NC		1,779,566	7,118,100	59,774	1,779,566	7,177,873	8,957,439	(1,483,802)	1988	Jun-95	40 years
Crossroads Center Statesville, NC		5,261,636	21,177,392	100,867	5,261,636	21,278,258	26,539,894	(4,478,506)	1997	Feb-96	40 years
Thomasville Crossing Thomasville, NC		1,604,339	6,417,145	14,934	1,604,339	6,432,078	8,036,417	(1,323,481)	1996	Apr-97	40 years
Anson Station Wadesboro, NC		1,844,644	5,118,172	98,454	1,844,644	5,216,625	7,061,269	(1,169,887)	1988	Aug-95	40 years
Roanoke Landing Williamston, NC		2,519,288	10,077,339	69,003	2,519,288	10,146,342	12,665,631	(2,104,704)	1991	Jan-96	40 years
Laurel Square Brick, NJ		3,222,701	9,283,302	1,467,730	3,222,701	10,751,031	13,973,732	(4,124,283)	2003	Jul-92	40 years
Hamilton Plaza - Kmart Plaza Hamilton, NJ		1,124,415	4,513,658	344,462	1,124,415	4,858,121	5,982,535	(1,682,993)	1972	May-94	40 years
Bennetts Mills Plaza Jackson, NJ		1,794,122	6,399,888	955,407	1,794,122	7,355,295	9,149,417	(2,183,234)	2002	Sep-94	40 years
Middletown Plaza Middletown, NJ		1,204,829	7,871,317	9,575,267	1,204,829	17,446,583	18,651,413	(5,134,554)	2002	Jan-75	40 years
Tinton Falls Plaza Tinton Falls, NJ		1,884,325	6,308,392	2,312,718	1,884,325	8,621,110	10,505,435	(1,552,712)	2006	Jan-98	40 years
Paseo del Norte Albuquerque, NM		2,639,471		117,277	2,639,471	117,277	2,756,748	(96,390)	2004	Mar-02	40 years
Socorro Socorro, NM	*	953,411	2,926,733		953,411	2,926,733	3,880,143	(353,279)	1976	Mar-02	40 years
Renaissance Center East Las Vegas, NV		2,543,856	10,175,427	1,755,180	2,543,856	11,930,607	14,474,463	(3,073,525)	2006	Oct-96	40 years
Kietzke Center Reno, NV		3,069,735	12,279,924	331,106	3,069,735	12,611,030	15,680,765	(2,660,229)	2007	Jun-97	40 years
Cortlandville Cortland, NY		237,194	1,440,393	2,836,215	237,194	4,276,608	4,513,801	(1,159,831)	2003	Aug-87	40 years
Kmart Plaza De Witt, NY		943,079	3,772,312	498,856	943,079	4,271,167	5,214,246	(1,445,604)	1970	Aug-93	40 years
Elmira Plaza Elmira, NY		110,318	892,015	174,122	110,318	1,066,137	1,176,455	(944,020)	2001	Feb-89	40 years
Pyramid Mall Geneva, NY		2,176,731	8,706,926	489,633	2,176,731	9,196,559	11,373,290	(3,174,036)	2006	Aug-93	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Cayuga Mall Ithaca, NY		1,368,908	5,597,954	859,181	1,368,908	6,457,135	7,826,044	(3,014,140)	1969	May-89	40 years
Transit Road Plaza Lockport, NY		424,680	1,698,721	4,610,513	424,680	6,309,233	6,733,913	(1,034,863)	2005	Aug-93	40 years
Sunshine Square Medford, NY	(7,320,456)	3,525,378	10,576,133		3,525,378	10,576,133	14,101,511	(1,066,246)	2007	Dec-02	40 years
Wallkill Plaza Middletown, NY		2,748,152	9,672,604	3,213,025	2,748,152	12,885,629	15,633,780	(2,919,123)	2005	Dec-95	40 years
Monroe Shoprite Plaza Monroe, NY		1,028,189	8,649,212	326,531	1,028,189	8,975,743	10,003,932	(2,108,152)	1985	Aug-97	40 years
Rockland Plaza Nanuet, NY		3,904,495	3,056,456	8,494,993	3,904,495	11,551,449	15,455,944	(5,977,872)	2006	Jan-83	40 years
Mohawk Acres Rome, NY		335,734	1,755,445	2,799,783	335,734	4,555,228	4,890,962	(2,547,665)	2005	Jan-84	40 years
Price Chopper Plaza Rome, NY		934,687	3,738,751	178,730	934,687	3,917,480	4,852,167	(1,315,485)	2007	Aug-93	40 years
Village Center Smithtown, NY	(4,250,242)	3,195,563	13,015,362	79,041	3,195,563	13,094,403	16,289,966	(839,252)	2005	Aug-04	40 years
Brunswick Town Center Brunswick, OH		3,328,056	13,776,125		3,328,056	13,776,125	17,104,180	(699,342)	2004	Jan-05	40 years
Springbrook Plaza Canton, OH		2,846,763	8,822,289	189,735	2,846,763	9,012,024	11,858,788	(1,024,732)	1989	Dec-02	40 years
Brentwood Plaza Cincinnati, OH		2,027,969	8,222,875	6,620,405	2,027,969	14,843,280	16,871,249	(3,434,485)	2004	May-94	40 years
Delhi Cincinnati, OH		2,300,029	9,218,117	860,834	2,300,029	10,078,951	12,378,980	(2,797,707)	2002	May-96	40 years
Harpers Station Cincinnati, OH		7,209,895	15,221,639	72,631	7,209,895	15,294,271	22,504,166	(1,267,060)	2000	Sep-03	40 years
Hillcrest Square Cincinnati, OH		654,870	1,964,609	250,733	654,870	2,215,342	2,870,211	(251,387)	1996	Dec-02	40 years
Western Hills Plaza Cincinnati, OH		8,885,880	40,704,638	67,955	8,885,880	40,772,593	49,658,473	(1,600,340)	1989	Nov-05	40 years
Western Village Cincinnati, OH		1,321,484	5,300,935	5,359,689	1,321,484	10,660,625	11,982,108	(1,909,508)	2005	May-94	40 years
Crown Point Columbus, OH	(6,553,567)	2,881,681	7,958,319	281,617	2,881,681	8,239,936	11,121,617	(1,970,369)	1998	Jul-98	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Greentree Shopping Center Columbus, OH	(4,749,517)	3,379,200	6,860,800	205,508	3,379,200	7,066,308	10,445,508	(1,666,404)	2005	Jul-98	40 years
Karl Plaza Columbus, OH	(3,505,542)	1,235,044	3,705,132	137,905	1,235,044	3,843,037	5,078,081	(434,765)	1992	Dec-02	40 years
South Towne Centre Dayton, OH		4,737,368	9,636,943	863,013	4,737,368	10,499,956	15,237,324	(4,164,301)	2007	Mar-92	40 years
The Vineyards Eastlake, OH	(7,647,301)	3,016,683	9,050,049	129,627	3,016,683	9,179,675	12,196,358	(969,818)	1989	Dec-02	40 years
Midway Crossing Elyria, OH		3,128,504	7,776,800	329,589	3,128,504	8,106,389	11,234,893	(2,456,864)	2007	Dec-95	40 years
Midway Market Square Elyria, OH	(15,758,095)	5,145,249	20,597,920	60,415	5,145,249	20,658,335	25,803,584	(2,108,582)	2001	Nov-02	40 years
New Boston New Boston, OH		2,102,371	9,537,101	242,951	2,102,371	9,780,052	11,882,422	(3,503,137)	2000	Feb-93	40 years
Surrey Square Mall Norwood, OH		3,184,794	7,836,828		3,184,794	7,836,828	11,021,622	(311,274)	2007	Aug-05	40 years
Market Place Piqua, OH		976,763	3,738,164	347,070	976,763	4,085,233	5,061,997	(1,780,442)	2007	Nov-91	40 years
Starlite Plaza Sylvania, OH		4,526,286	11,628,011	238,608	4,526,286	11,866,619	16,392,905	(876,409)	2000	Jul-04	40 years
Alexis Park Toledo, OH	32,966	2,228,272	6,684,816	217,041	2,228,272	6,901,856	9,130,128	(752,336)	1988	Dec-02	40 years
Southland Shopping Plaza Toledo, OH		4,113,346	10,193,224	34,799	4,113,346	10,228,023	14,341,369	(735,893)	1988	Dec-05	40 years
Marketplace Tulsa, OK	(9,719,461)	4,182,127	15,942,413	135,378	4,182,127	16,077,791	20,259,919	(1,030,670)	1992	Sep-04	40 years
Bethel Park Bethel Park, PA		868,039	9,933,094	1,493,279	868,039	11,426,373	12,294,412	(3,021,626)	2004	May-97	40 years
New Britain Village Square Chalfont, PA		4,240,303	14,255,020	167,470	4,240,303	14,422,490	18,662,792	(1,187,516)	1989	Jan-04	40 years
Harveys Clearfield, PA		357,218	1,400,990		357,218	1,400,990	1,758,208	(281,322)	1982	Aug-93	40 years
Laurel Mall Connellsville, PA		1,941,466	2,856,706	34,142	1,941,466	2,890,848	4,832,314	(625,505)	1970	May-01	40 years
Dickson City Crossings Dickson City, PA	(13,677,068)	4,264,935	22,622,963	69,823	4,264,935	22,692,786	26,957,720	(1,863,282)	1997	Sep-03	40 years
Dillsburg Shopping Center Dillsburg, PA		1,986,481	4,665,505	8,249,899	1,986,481	12,915,403	14,901,885	(1,911,571)	2007	Oct-96	40 years
New Garden Kennett Square, PA		912,130	3,161,495	846,515	912,130	4,008,010	4,920,140	(1,668,365)	2001	Jun-97	40 years
Stone Mill Plaza Lancaster, PA		1,407,975	5,650,901	215,681	1,407,975	5,866,583	7,274,558	(1,982,185)	1993	Jan-94	40 years
Ivyridge Philadelphia, PA		1,504,080	6,026,320	6,336,002	1,504,080	12,362,322	13,866,402	(2,189,953)	2006	Aug-95	40 years
Roosevelt Mall Philadelphia, PA		2,537,378	91,798	9,779,166	2,537,378	9,870,964	12,408,341	(7,923,598)	1988	Jan-64	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Hampton Square Southampton, PA		772,800	2,907,200	1,017,689	772,800	3,924,889	4,697,689	(732,394)	2002	Dec-98	40 years
Hunt River Commons North Kingstown, RI	(7,291,612)	3,138,736	9,416,208	161,016	3,138,736	9,577,225	12,715,961	(1,007,320)	1989	Dec-02	40 years
Circle Center Hilton Head, SC		1,533,330	6,133,106	35,920	1,533,330	6,169,026	7,702,356	(1,293,940)	2000	Mar-94	40 years
Lexington Town Square Lexington, SC	(133,325)	642,813	1,928,439	59,413	642,813	1,987,853	2,630,666	(205,754)	1995	Dec-02	40 years
Festival Centre North Charleston, SC		2,427,247	7,281,740	1,902,898	2,427,247	9,184,638	11,611,884	(1,011,804)	2004	Dec-02	40 years
Hillcrest Shopping Center Spartanburg, SC	(17,380,413)	1,189,916	33,731,500	779,906	1,189,916	34,511,406	35,701,322	(1,754,760)	2007	Feb-05	40 years
Shoppes at Hickory Hollow Antioch, TN	(10,749,390)	3,393,593	11,438,069		3,393,593	11,438,069	14,831,661	(148,113)	1986	Sep-06	40 years
Congress Crossing Athens, TN		994,734	6,747,013	199,562	994,734	6,946,575	7,941,309	(2,592,846)	1990	Nov-88	40 years
St. Elmo Central Chattanooga, TN		1,529,587	6,120,555	55,827	1,529,587	6,176,382	7,705,969	(1,273,254)	1995	Aug-96	40 years
Saddletree Village Columbia, TN	(1,343,624)	685,676	2,900,245	30,678	685,676	2,930,923	3,616,599	(608,974)	1990	Jun-98	40 years
West Towne Square Elizabethton, TN		529,103	3,880,088	122,569	529,103	4,002,657	4,531,760	(931,528)	2007	Jun-98	40 years
Greeneville Commons Greeneville, TN		1,075,200	7,934,800	680,394	1,075,200	8,615,194	9,690,394	(3,119,831)	2002	Mar-92	40 years
Hazel Path Hendersonville, TN		1,451,864	7,644,779	32,432	1,451,864	7,677,211	9,129,076	(845,565)	1989	Nov-95	40 years
Kimball Crossing Kimball, TN		3,654,333	15,875,659	192,256	3,654,333	16,067,915	19,722,248	(3,348,311)	1997	Nov-95	40 years
Chapman-Ford Crossing Knoxville, TN		2,367,047	9,507,577	2,149	2,367,047	9,509,726	11,876,773	(1,980,952)	2007	Dec-92	40 years
Farrar Place Shopping Center Manchester, TN		804,963	3,220,060	68,881	804,963	3,288,941	4,093,904	(708,507)	1989	Dec-95	40 years
Memphis Commons Memphis, TN	(18,334,949)	9,917,109	26,693,884		9,917,109	26,693,884	36,610,992		1997	Dec-06	40 years
Georgetown Square Murfreesboro, TN		1,166,924	4,674,698	791,660	1,166,924	5,466,357	6,633,282	(2,000,993)	2003	Sep-93	40 years
Apison Crossing Ooltewah, TN		1,679,125	6,716,542	27,366	1,679,125	6,743,908	8,423,033	(1,391,277)	1997	Jul-97	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Madison Street Station Shelbyville, TN		752,499	3,012,444	203,164	752,499	3,215,608	3,968,107	(717,548)	1999	Oct-95	40 years
Commerce Central Tullahoma, TN		2,889,948	12,177,046	46,703	2,889,948	12,223,749	15,113,697	(2,545,430)	1995	Aug-96	40 years
Palm Plaza Aransas, TX	*	343,333	871,639	63,413	343,333	935,052	1,278,385	(384,072)	2002	Mar-02	40 years
Bardin Place Center Arlington, TX		6,733,620	27,101,486	261,240	6,733,620	27,362,726	34,096,346	(6,342,764)	1993	Oct-97	40 years
Baytown Shopping Center Baytown, TX	*	2,163,096	6,720,138	13,392	2,163,096	6,733,531	8,896,626	(815,434)	1987	Mar-02	40 years
Cedar Bellaire Bellaire, TX	*	1,663,131	2,397,528	82,298	1,663,131	2,479,826	4,142,956	(306,564)	1994	Mar-02	40 years
Rice Bellaire Bellaire, TX		1,255,793	2,494,516		1,255,793	2,494,516	3,750,309	(311,865)	2000	Mar-02	40 years
Brenham Four Corners Brenham, TX	*	964,224	6,170,922	95,499	964,224	6,266,421	7,230,645	(760,244)	1997	Mar-02	40 years
Bryan Square Bryan, TX	*	797,369	641,393	20,688	797,369	662,082	1,459,450	(81,047)	2001	Mar-02	40 years
Townshire Bryan, TX		3,550,915	3,078,231	103,550	3,550,915	3,181,781	6,732,696	(657,555)	2002	Mar-02	40 years
Culpepper Plaza College Station, TX		5,695,894	7,664,913	107,049	5,695,894	7,771,962	13,467,856	(1,072,406)	2007	Mar-02	40 years
Rock Prairie Crossing College Station, TX		2,991,802	5,731,371	1,474,199	2,991,802	7,205,571	10,197,373	(812,887)	2002	Mar-02	40 years
Carmel Village Corpus Christi, TX	*	2,159,210	3,805,505	40,842	2,159,210	3,846,347	6,005,557	(493,515)	1993	Mar-02	40 years
Five Points Corpus Christi, TX	*	5,429,519	14,979,830	278,503	5,429,519	15,258,333	20,687,852	(1,953,339)	1993	Mar-02	40 years
Claremont Village Dallas, TX	*	616,854	2,763,528	29,175	616,854	2,792,703	3,409,557	(342,792)	1976	Mar-02	40 years
Jeff Davis Dallas, TX	*	2,429,083	1,794,831	383,589	2,429,083	2,178,420	4,607,503	(288,303)	1975	Mar-02	40 years
Stevens Park Village Dallas, TX	*	730,884	2,920,054	65,092	730,884	2,985,145	3,716,029	(362,789)	1974	Mar-02	40 years
Webb Royal Dallas, TX	*	2,938,496	3,569,544	246,155	2,938,496	3,815,699	6,754,195	(587,174)	1992	Mar-02	40 years
Wynnewood Village Dallas, TX	*	5,582,452	21,580,198	4,342,360	5,582,452	25,922,558	31,505,010	(3,025,662)	2006	Mar-02	40 years
Parktown Deer Park, TX	*	1,242,627	5,060,049	92,954	1,242,627	5,153,003	6,395,630	(891,610)	1999	Mar-02	40 years
Kenworthy Crossing El Paso, TX		870,748	4,034,680	57,987	870,748	4,092,667	4,963,415	(614,009)	2003	Mar-02	40 years
Yarbrough El Paso, TX		189,126	1,268,368		189,126	1,268,368	1,457,494	(153,102)	1995	Mar-02	40 years
The Market at Preston Ridge Frisco, TX		3,481,833	5,457,663		3,481,833	5,457,663	8,939,496	(721,212)	2003	Sep-04	40 years
Forest Hills Ft. Worth, TX	*	283,275	1,669,157	74,916	283,275	1,744,072	2,027,348	(257,003)	1968	Mar-02	40 years
Westcliff Ft. Worth, TX		1,034,333	5,737,121	215,345	1,034,333	5,952,466	6,986,799	(757,977)	1999	Mar-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Village Plaza Garland, TX	*	2,887,423	3,145,325	755,396	2,887,423	3,900,721	6,788,144	(546,727)	2002	Mar-02	40 years
North Hills Village Haltom City, TX	*	682,122	1,125,729	78,391	682,122	1,204,120	1,886,242	(217,595)	1998	Mar-02	40 years
Highland Village Town Center Highland Village, TX	*	2,083,370	7,683,343	39,885	2,083,370	7,723,227	9,806,597	(1,017,673)	1996	Mar-02	40 years
Antoine Square Houston, TX		943,829	1,018,109	68,324	943,829	1,086,433	2,030,262	(143,481)	2007	Mar-02	40 years
Bay Forest Houston, TX	*	2,168,058	4,668,118	382,017	2,168,058	5,050,135	7,218,193	(622,412)	2004	Mar-02	40 years
Braes Heights Houston, TX	*	5,020,312	6,129,135	1,878,302	5,020,312	8,007,436	13,027,748	(1,060,445)	2003	Mar-02	40 years
Braes Link Houston, TX		1,479,647	3,788,135	12,300	1,479,647	3,800,435	5,280,082	(468,159)	1999	Mar-02	40 years
Braes Oaks Houston, TX	*	768,989	2,848,537	61,891	768,989	2,910,428	3,679,418	(393,424)	1992	Mar-02	40 years
Braesgate Houston, TX		1,295,575	4,534,337		1,295,575	4,534,337	5,829,912	(570,310)	1997	Mar-02	40 years
Broadway Houston, TX	*	958,424	1,465,137	24,741	958,424	1,489,878	2,448,302	(274,505)	2006	Mar-02	40 years
Clear Lake Camino South Houston, TX	*	4,028,858	3,709,150	3,724,722	4,028,858	7,433,872	11,462,730	(933,779)	2004	Mar-02	40 years
Hearthstone Corners Houston, TX		5,738,446	10,170,631	200,462	5,738,446	10,371,093	16,109,539	(1,351,251)	1998	Mar-02	40 years
Huntington Village Houston, TX	*	2,168,536	5,041,718	227,763	2,168,536	5,269,481	7,438,016	(702,350)	2007	Mar-02	40 years
Jester Village Houston, TX		1,684,456	3,234,986	250,939	1,684,456	3,485,924	5,170,380	(436,988)	1988	Mar-02	40 years
Lazybrook Houston, TX	*	175,162	648,982	57,269	175,162	706,252	881,414	(89,628)	1988	Mar-02	40 years
Maplewood Mall Houston, TX	*	1,801,474	2,794,194	1,276,904	1,801,474	4,071,098	5,872,573	(640,489)	2004	Mar-02	40 years
Merchants Park Houston, TX		7,373,663	13,355,896	298,017	7,373,663	13,653,913	21,027,575	(1,776,849)	2006	Mar-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
North 45 Plaza Houston, TX	*	2,805,052	3,315,044	7,202	2,805,052	3,322,246	6,127,298	(507,392)	1975	Mar-02	40 years
Northgate Houston, TX	*	925,374	2,182,826	19,765	925,374	2,202,590	3,127,965	(277,017)	1972	Mar-02	40 years
Northshore East Houston, TX	*	2,412,760	8,483,879	29,000	2,412,760	8,512,879	10,925,639	(1,167,326)	2001	Mar-02	40 years
Northtown Plaza Houston, TX	*	2,919,608	11,751,087	616,076	2,919,608	12,367,163	15,286,771	(1,557,721)	1990	Mar-02	40 years
Northwood Houston, TX		2,538,882	5,613,969	135,118	2,538,882	5,749,087	8,287,970	(781,604)	1972	Mar-02	40 years
Sharpstown Plaza Houston, TX		840,472	1,446,280	4,590,986	840,472	6,037,266	6,877,738	(399,756)	2005	Mar-02	40 years
Tanglewilde Houston, TX	*	6,184,663	1,209,944	130,314	6,184,663	1,340,258	7,524,921	(219,910)	1998	Mar-02	40 years
Tidwell Place Houston, TX	*	294,980	2,914,618	105,122	294,980	3,019,741	3,314,720	(395,807)	1991	Mar-02	40 years
Westheimer Commons Houston, TX	*	6,727,343	13,323,246	1,425,435	6,727,343	14,748,681	21,476,024	(1,917,096)	1995	Mar-02	40 years
Washington Square Kaufman, TX	*	449,155	848,867	65,532	449,155	914,399	1,363,553	(269,892)	1978	Mar-02	40 years
League City League City, TX	*	2,029,894	2,489,822	137,811	2,029,894	2,627,633	4,657,527	(316,450)	1992	Mar-02	40 years
Jefferson Park Mount Pleasant, TX	*	2,677,336	4,558,193	323,039	2,677,336	4,881,232	7,558,568	(647,921)	2001	Mar-02	40 years
Odessa-Winwood Town Center Odessa, TX	(15,582,946)	3,618,061	24,489,502	142,070	3,618,061	24,631,572	28,249,632	(145,325)	2002	Nov-06	40 years
Crossroads Center Pasadena, TX		2,828,017	10,345,485	34,039	2,828,017	10,379,524	13,207,541	(1,297,638)	1997	Mar-02	40 years
Parkview East Pasadena, TX	*	870,067	733,667	542,099	870,067	1,275,766	2,145,834	(275,499)	2002	Mar-02	40 years
Parkview West Pasadena, TX	*	1,208,848	1,547,002	399,302	1,208,848	1,946,304	3,155,151	(260,877)	2005	Mar-02	40 years
Spencer Square Pasadena, TX		5,322,348	15,295,234	152,823	5,322,348	15,448,057	20,770,406	(2,154,178)	1998	Mar-02	40 years
Pearland Plaza Pearland, TX		3,676,495	7,330,937	122,674	3,676,495	7,453,611	11,130,106	(928,961)	1995	Mar-02	40 years
Market Plaza Plano, TX		5,447,953	33,673,966		5,447,953	33,673,966	39,121,919	(1,384,430)	2002	Jul-05	40 years
Klein Square Spring, TX	*	1,279,607	4,111,204	199,564	1,279,607	4,310,767	5,590,374	(574,826)	1999	Mar-02	40 years
El Camino St. Petersburg, TX	*	1,097,545	1,189,980	122,064	1,097,545	1,312,044	2,409,589	(158,720)	1972	Mar-02	40 years
Texas City Bay Texas City, TX	*	3,849,721	8,358,959	6,330,477	3,849,721	14,689,436	18,539,157	(1,162,520)	2005	Mar-02	40 years
Hanover Square Mechanicsville, VA		1,778,701	7,114,805	181,830	1,778,701	7,296,635	9,075,336	(2,676,503)	1991	Jan-93	40 years
Jefferson Green Newport News, VA		1,459,646	4,378,937	77,583	1,459,646	4,456,520	5,916,166	(468,151)	1988	Dec-02	40 years
VA-KY Regional SC Norton, VA		2,795,765	8,931,450	215,929	2,795,765	9,147,379	11,943,143	(2,152,243)	1996	Dec-92	40 years
Cave Spring Corners Roanoke, VA		1,064,298	4,257,792	1,737,338	1,064,298	5,995,130	7,059,428	(1,331,846)	2005	Jun-97	40 years
Lakeside Plaza Salem, VA		1,370,555	5,355,787	79,563	1,370,555	5,435,351	6,805,906	(1,038,734)	1989	Apr-99	40 years
Lake Drive Plaza Vinton, VA		1,362,155	4,616,848	380,793	1,362,155	4,997,641	6,359,796	(1,492,881)	2001	Feb-98	40 years
Ridgeview Centre Wise, VA		2,707,679	4,417,792	2,155,269	2,707,679	6,573,061	9,280,740	(1,929,121)	2005	Jul-92	40 years
Paradise Pavilion West Bend, WI		2,900,624	8,885,953	58,254	2,900,624	8,944,208	11,844,832	(947,433)	2000	Dec-02	40 years

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Cost Capitalized	Gross Amount at Which Carried						Life on Which
		Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated—
			Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Cheyenne Plaza Cheyenne, WY	(4,701,984)	2,184,686	6,554,057	46,157	2,184,686	6,600,214	8,784,900	(737,941)	1995	Dec-02	40 years
Other
San Diego Corporate Office San Diego, CA				159,209		159,209	159,209	(17,920)			40 years
Apopka Commons Apopka, FL		3,079,748			3,079,748		3,079,748		2007	Sep-05	LAND
Orlando Corporate Office Orlando, FL				274,250		274,250	274,250	(24,216)			40 years
Nine Mile Square Pensacola, FL		3,307,961			3,307,961		3,307,961		2007	Sep-05	LAND
Atlanta Corporate Office Atlanta, GA				91,215		91,215	91,215	(25,069)			40 years
Denham Springs Plaza Denham Springs, LA		1,324,542			1,324,542		1,324,542		2007	Sep-05	LAND
Farmington Hills Corporate Office Farmington, MI				563,441		563,441	563,441	(113,208)			40 years
North Central Avenue Hartsdale, NY		20,238			20,238		20,238			Jul-72	LAND
ERT Development Corp. New York, NY			435,000			435,000	435,000	(24,524)			40 years
Excel Realty Partners, L.P. New York, NY		66,149	264,596		66,149	264,596	330,745	(1,654)			40 years
Akron Land Akron, OH		308,030			308,030		308,030			Sep-05	LAND
Brandt Pike Place Dayton, OH		1,663,736			1,663,736		1,663,736		2007	Sep-05	LAND
Northgate Plaza Westerville, OH		633,106			633,106		633,106		2007	Sep-05	LAND
Philadelphia Corporate Office Philadelphia, PA				714,251		714,251	714,251	(75,480)			40 years
CA New Plan Fixed Rate Partnership Houston, TX	(142,534,742)
CA New Plan Management Houston, TX				76,180		76,180	76,180	(5,230)			40 years
Houston Corporate Office Houston, TX				491,894		491,894	491,894	(37,859)			40 years
Various				319,497,926		319,497,926	319,497,926
	$ (448,909,824)	$ 724,596,510	$ 2,227,641,867	$ 613,515,872	$ 724,596,510	$ 2,841,157,738	$ 3,565,754,248	$ (430,207,368)

*  Denotes properties securing the Fixed Rate REMIC carried on the corporate entity CA New Plan Fixed Rate Partnership.

Year constructed represents year of most recent redevelopment, or year built, if no redevelopment has occurred.

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
[a]	Reconciliation of total real estate carrying value is as follows:
	Balance at beginning of year	$3,393,078	$3,988,190	$3,654,622
	Acquisitions and improvements	291,547	369,769	407,862
	Impact of FIN 46 consolidation	18,820	(8,950)	8,950
	Real estate held for sale	(49,413)	(78,484)	(13,002)
	Impairment of real estate	—	(859)	(2,455)
	Cost of property sold or transferred to joint ventures	(85,637)	(875,274)	(65,873)
	Write-off of fully depreciated assets	(2,641)	(1,314)	(1,914)
	Balance at end of year	$3,565,754	$3,393,078	$3,988,190
	Total cost for federal tax purposes at end of each year	$3,192,731	$3,059,228	$3,371,473
[b]	Reconciliation of accumulated depreciation as follows:
	Balance at beginning of year	$376,816	$428,427	$360,580
	Depreciation expense	75,444	69,097	82,379
	Impact of FIN 46 consolidation	202	(420)	420
	Property sold or transferred to joint ventures	(16,393)	(104,514)	(11,870)
	Write-off of fully depreciated assets	(1,877)	(716)	(1,025)
	Real estate held for sale	(3,985)	(15,058)	(2,057)
	Balance at end of year	$430,207	$376,816	$428,427

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
(in thousands)
SCHEDULE IV
December 31, 2006

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G
Description	Final Interest Rate	Face Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages
Promissory note	5%	1/31/2007	Interest and principal payable monthly	—	$1,925	$1,925
Promissory note	8%	3/8/2007	Interest and principal payable monthly	—	1,820	1,820
Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly	—	452	452
Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly	—	215	215
					$4,412	$4,412

Note: Column H is not applicable

NEW PLAN EXCEL REALTY TRUST, INC. AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE
 (in thousands)
SCHEDULE IV
 (continued)

	Year Ended
	December 31, 2006	December 31, 2005
Balance, beginning of period	$795	$8,881
Additions during period:
New loans	3,745	—
Reductions during period:
Collection of principal	(128)	(8,086)
Balance, end of period	$4,412	$795

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PLAN EXCEL REALTY TRUST, INC.
(Registrant)
By:	/s/ GLENN J. RUFRANO
Glenn J. Rufrano
Chief Executive Officer

Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM NEWMAN	Chairman of the Board of Directors	February 26, 2007
William Newman
/s/ GLENN J. RUFRANO	Chief Executive Officer and Director	February 26, 2007
Glenn J. Rufrano	(principal executive officer)
/s/ JOHN B. ROCHE	Chief Financial Officer and Executive	February 26, 2007
John B. Roche	Vice President (principal financial officer)
/s/ STEVE SPLAIN	Vice President and Chief Accounting Officer	February 26, 2007
Steven Splain	(principal accounting officer)
/s/ RAYMOND H. BOTTORF	Director	February 26, 2007
Raymond H. Bottorf
/s/ IRWIN ENGELMAN	Director	February 26, 2007
Irwin Engelman
/s/ NORMAN GOLD	Director	February 26, 2007
Norman Gold
/s/ MATTHEW GOLDSTEIN	Director	February 26, 2007
Matthew Goldstein
/s/ NINA MATIS	Director	February 26, 2007
Nina Matis
/s/ H. CARL MCCALL	Director	February 26, 2007
H. Carl McCall
/s/ MELVIN D. NEWMAN	Director	February 26, 2007
Melvin D. Newman
/s/ GEORGE PUSKAR	Director	February 26, 2007
George Puskar
/s/ GREGORY A. WHITE	Director	February 26, 2007
Gregory A. White

EXHIBIT INDEX

*3.1	Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 3.01 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, File No. 33-59195.
*3.2	Articles of Amendment of Articles of Amendment and Restatement of the Charter of the Company, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-65211.
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

*4.8

First Supplemental Indenture, dated as of September 19, 2006, between the Company and U.S. Bank Trust National Association, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2006.

*4.9

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

*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.14	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †
*10.15	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 18, 2005. †
*10.16	Out-Performance Compensation Plan, effective as of February 27, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. †
*10.17

Second Amended and Restated Revolving Credit Agreement, dated as of August 25, 2006, among New Plan Excel Realty Trust, Inc., Bank of America, N.A. and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

*10.18

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

*10.19

Second Amended and Restated Secured Term Loan Agreement, dated as of August 25, 2006, among New Plan Excel Realty Trust, Inc., Bank of America, N.A. and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

*10.20

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

*10.21

Term Loan Agreement, dated as of April 5, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*10.22

First Amendment to Term Loan Agreement, dated as of July 13, 2005, by and among the Company, Citicorp North America, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.23

Second Amendment to Term Loan Agreement, dated as of July 19, 2005, by and among the Company, Citicorp North America Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

*10.24

Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of May 19, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

*10.25

First Amendment to Second Amended and Restated Agreement of Limited Partnership of Excel Realty Partners, L.P., dated as of December 7, 2004, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

*10.26	Dividend Reinvestment and Share Purchase Plan, included in the prospectus of the Company filed pursuant to Rule 424(b)(3), File No. 333-65211, on April 20, 2000.
10.27	New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, amended and restated as of February 26, 2007. †
*10.28	Director Compensation Schedule, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 28, 2005. †
*10.29	2005 Compensation Schedule for Executive Officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2006. †

*10.30	Support Agreement, dated as of May 14, 1998, by William Newman to the Company, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, File No. 333-61131, dated August 11, 1998. †
*10.31	Schedule of William Newman’s Compensation Arrangement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.32	Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Company, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.33

Employment Agreement, dated as of September 25, 1998, by and between the Company and Dean Bernstein, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. †

*10.34

Extension Letter concerning Employment Agreement, dated March 27, 2000, provided by the Company to Dean Bernstein, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. †

*10.35	Agreement, dated May 14, 2004, by and between the Company and Dean Bernstein, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. †
*10.36	Agreement, dated as of May 16, 2006, by and between the Company and Dean Bernstein, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2006. †
*10.37	Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
*10.38	Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Company, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
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

*10.41	Agreement, dated June 24, 2003, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †
*10.42	Agreement, dated as of May 16, 2006, by and between the Company and Steven F. Siegel, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2006. †
*10.43	Employment Agreement, dated as of March 15, 2005, by and between the Company and Glenn Rufrano, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 18, 2005. †
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

*10.46

Employment Agreement, dated as of April 14, 2000, by and between the Company and John Roche, filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. †

*10.47	Agreement, dated as of September 27, 2002, by and between the Company and John Roche, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †
*10.48	Agreement, dated as of October 24, 2005, by and between the Company and John Roche, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2005. †
*10.49

Employment Agreement, dated as of September 14, 2000, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. †

*10.50	Agreement, dated February 12, 2003, by and between the Company and Leonard Brumberg, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. †
*10.51	Agreement, dated as of March 15, 2005, by and between the Company and Leonard Brumberg, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 18, 2005.†
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