Form 10-K/A
period 2006-12-31
Super IntermediateCo LLC
filed 2007-04-30
CIK 798288

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12244

Super IntermediateCo LLC

(Exact Name of Registrant as Specified in Its Charter)

Maryland	64-0955724
(State of Incorporation)	(I.R.S. Employer
Identification No.)
420 Lexington Avenue
New York, NY 10170	(212) 869-3000
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Documents incorporated by reference:  None.

EXPLANATORY NOTE

As described in New Plan’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 20, 2007 (the “8-K”), on February 27, 2007, New Plan Excel Realty Trust, Inc. (“New Plan”), and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, is the general partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Super IntermediateCo LLC (“IntermediateCo”), Super MergerSub Inc. (“MergerSub”), and Super DownREIT MergerSub LLC (“Super REIT MergerSub” and together with IntermediateCo and MergerSub, the “Buyer Parties”). The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company (“Centro”). Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer to purchase all outstanding shares of common stock, par value $0.01 per share (“Common Stock”), of New Plan at a price of $33.15 per share, net to the holders thereof, in cash (the “Offer Price”). The tender offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York city time, on Wednesday, April 18, 2007. On April 19, 2007, MergerSub exercised its top-up option pursuant to the Merger Agreement to acquire additional shares of Common Stock from New Plan at purchase price equal to the Offer Price per share.

On April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the ”Merger”), with New Plan surviving the Merger. As more fully described in the 8-K, in connection with the Merger, among other things, each share of Common Stock (other than shares held by New Plan or any subsidiary of New Plan or by MergerSub) was converted into the right to receive the same $33.15 in cash per share as was paid in the Offer, without interest. As a result of the Merger, New Plan became a wholly owned subsidiary of IntermediateCo and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger. In connection with the tender offer and the Merger, eight of eleven New Plan directors resigned effective as of April 5, 2007, and the remaining three directors resigned effective as of April 20, 2007 (the “Original Directors”). Consequently, none of the Original Directors holds any position with IntermediateCo.

Immediately following the Merger, on April 20, 2007, New Plan, as the surviving corporation of the Merger, was liquidated (the “Liquidation”), and in connection with the Liquidation, all of New Plan’s  assets were transferred to, and all of its liabilities were assumed by, IntermediateCo. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

In connection with the Merger, IntermediateCo, New Plan Realty Trust, LLC and U.S. Bank Trust National Association, as trustee (the “Trustee”), entered into supplemental indentures to each of New Plan’s three indentures that governed numerous classes of debt securities that New Plan had issued and which debt securities remained issued and outstanding after the Merger (collectively, the “Notes”). The supplemental indentures each provided for the assumption by IntermediateCo of all of the obligations of New Plan with respect to the Notes outstanding under the indentures effective upon consummation of the Merger.

IntermediateCo, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the indentures governing the Notes or pursuant to Section 15(d) of the Exchange Act.

Consequently, IntermediateCo is filing this Amendment to New Plan’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (this “Amendment”) that was previously filed on February 26, 2007 solely for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (the “Original 10-K”) not previously provided by New Plan in the Original 10-K. Such information was to be incorporated by reference from New Plan’s definitive proxy statement in connection with New Plan’s 2007 Annual Meeting of Stockholders. However, due to the Merger, New Plan will not be holding its 2007 Annual Meeting of Stockholders and will not file its definitive proxy statement within 120 days following the end of its fiscal year. In accordance

i

with rules promulgated under the Exchange Act, IntermediateCo is filing this Amendment to include the disclosures required by Part III of Annual Report on Form 10-K.

Except as otherwise indicated, all information provided in under Items 10, 11, 12, 13 and 14 of Part III of this Amendment is as of a date or date specified herein and, in all cases, prior to the closings of the tender offer, the Merger and the other related transactions described above (collectively, the “Transactions”) and pertain to New Plan prior to the consummation of the Transactions. Therefore, all references to “New Plan,” the “Company,” “us,” “we,” or “our” in this Amendment (other than in this Explanatory Note) refer to New Plan Excel Realty Trust, Inc. and its subsidiaries prior to the closings of the Transactions. In certain limited circumstances, information provided in this Amendment pertains to IntermediateCo. Accordingly, all references to “IntermediateCo” refer to Super IntermediateCo LLC, as the successor registrant to New Plan as a result of the Transactions.

ii

TABLE OF CONTENTS

PART III
		2
Item 10.	Directors, Executive Officers and Corporate Governance
		5
Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31

Item 13.	Certain Relationships and Related Transactions, and Director Independence	34

Item 14.	Principal Accountant Fees and Services	36

PART IV		37

Item 15.	Exhibits and Financial Statement Schedules	37

PART III

Item 10.                            Directors, Executive Officers, and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors of New Plan

Set forth below are the name, age and position of each director and executive officer of New Plan as of February 26, 2007:

William Newman, age 80, has been our Chairman of the Board of Directors since our organization in 1972. He served as our Chief Executive Officer from 1972 to 1998 and as our President from 1972 to 1988. He served as President and Chief Executive Officer of our predecessor corporation, New Plan Realty Corporation, from the corporation’s organization in 1961 through its reorganization in 1972. He is a past Chairman of National Association of Real Estate Investment Trusts (NAREIT) and has been actively involved in real estate for over 50 years. Mr. Newman’s then existing employment agreement with us provided that we nominate him at the 2004 annual meeting to serve as a director for a three-year term. William Newman is the brother of Melvin Newman.

Glenn J. Rufrano, age 57, has been a director since 2000 and our Chief Executive Officer since February 2000. From February 2000 until March 2002, Mr. Rufrano also served as our President. He was a partner in The O’Connor Group, a diversified real estate firm, from its inception in 1983 until March 2000. He was Chief Financial Officer of The O’Connor Group from June 1990 to November 1994 and President and Chief Operating Officer from November 1994 to March 2000. He also was Co-Chairman of The Peabody Group, an association between The O’Connor Group and J.P. Morgan & Co., Inc., from September 1998 to March 2000. He currently serves on a number of boards at New York University’s Real Estate Institute, where he is an adjunct professor, and is a trustee, member of the Executive Committee and Treasurer and Secretary of the International Council of Shopping Centers. Mr. Rufrano’s employment agreement with us required that we nominate him at the 2006 annual meeting to serve as a director for a three-year term.

John B. Roche, age 48, has been an Executive Vice President since March 2002 and the Chief Financial Officer of New Plan since May 2000. He was Senior Vice President of the financial services division of The Related Companies, a fully integrated real estate firm, from May 1998 until May 2000.

Steven F. Siegel, age 46, has been an Executive Vice President since March 2002 and the General Counsel of New Plan since 1991. He was our Senior Vice President from September 1998 to March 2002. Mr. Siegel has also served as the Secretary of New Plan from 1991 to September 1998 and since April 1999.

Leonard I. Brumberg, age 63, has been Executive Vice President – Portfolio Management since March 2005 and an Executive Vice President since September 2000. Mr. Brumberg was Managing Director and Chief Operating Officer of City Center Retail Trust, a private REIT, from October 1997 until September 2000.

Dean R. Bernstein, age 48, has been the Executive Vice President—Acquisitions/Dispositions of New Plan since March 2005 and has been employed by New Plan since 1991. He was New Plan’s Senior Vice President– Acquisitions/Dispositions from January 2001 to February 2005 and its Senior Vice President– Finance from September 1998 to January 2001. Mr. Bernstein is the son-in-law of William Newman.

Michael A. Carroll, age 38, has been our Executive Vice President—Real Estate Operations since March 2005 and has been employed by us since November 1992. From March 2002 to March 2005, he was our Senior Vice President—Director of Redevelopment. Between November 1992 and March 2002, Mr. Carroll held various positions at the Company, including Vice President—Asset Management, Vice President—Leasing and Assistant Vice President—Leasing.

Raymond H. Bottorf, age 65, has been a director since 1991. He has been Managing Partner of Global Real Estate Partners, LLC, a private merchant bank, since July 1999. Mr. Bottorf was the Managing Director of the New York office of the Global Real Estate Group of ABN-AMRO, Inc., an investment bank, from 1997 through July 1999. From 1990 to 1997, he was the President and sole director of U.S. Alpha, Inc., a wholly owned subsidiary of Stichting Pensioenfonds ABP, formerly Algemeen Burgerlijk Pensioenfonds, a Dutch pension fund.

Irwin Engelman, age 72, has been a director since 2003. He is currently a consultant to various industrial companies. From November 1999 until April 2002, he served as Executive Vice President and Chief Financial Officer of YouthStream Media Networks, Inc., a media and retailing company serving high school and college markets. From 1992 until April 1999, he served as Executive Vice President and Chief Financial Officer of MacAndrews & Forbes Holdings, Inc., a privately-held financial holding company. From November 1998 until April 1999, he also served as Vice Chairman, Chief Administrative Officer and a director of Revlon, Inc., a publicly-traded consumer products company. From 1978 until 1992, he served as an executive officer of various public companies including International Specialty Products, Inc. (a subsidiary of GAF Holdings Inc.), CitiTrust Bancorporation, General Foods Corporation and The Singer Company. He is currently a director and a member of the audit committee of Sanford Bernstein Mutual Funds, a publicly-traded mutual fund company, and a director and a member of the audit committee of eMagin Corporation, a publicly-traded OLED microdisplays and virtual imaging technologies company.

Norman Gold, age 75, has been a director since the organization of New Plan in 1972. He is currently of counsel to the law firm of Perkins Coie LLP. From August 2003 to August 2005 he was of counsel to the law firm of Wildman, Harrold, Allen & Dixon LLP and from 1962 until July 2003 he was a partner in the law firm of Altheimer & Gray.

Matthew Goldstein, age 65, has been a director since 2000. He has been Chancellor of The City University of New York since September 1999. He formerly held the positions of President of Adelphi University from June 1998 to August 1999 and President of Baruch College of The City University of New York from 1991 to June 1998. He is currently a member of the Board of Trustees of the JP Morgan Funds, a publicly-traded mutual fund company, and as such he currently oversees nine investment companies comprised of 122 funds.

Nina Matis, age 59, has been a director since 2002. Ms. Matis is currently, and has been since 1986, a partner at the law firm of Katten Muchin Rosenman LLP. She is also currently, and has been since November 1999, Executive Vice President of iStar Financial Inc., a publicly-traded REIT specializing in commercial real estate financing, where she also currently serves, and has served since 1996, as General Counsel.

H. Carl McCall, age 71, has been a director since 2003. He is currently, and has been since June 2004, a principal of Convent Capital, LLC, a financial advisory firm. From February 2003 to June 2004, he served as Vice Chairman of Healthpoint, a private equity firm investing in the healthcare industry. From May 1993 until December 2002, he served as Comptroller of the State of New York, from 1991 until May 1993, he served as President of the New York City Board of Education and from 1985 to 1993 he served as Vice President of Citicorp. He is also currently a director of Tyco International LTD, a publicly-traded diversified manufacturing and service company, and Ariel Mutual Funds, a publicly-traded mutual fund company.

Melvin Newman, age 65, has been a director since 1983. Mr. Newman is a private investor and the brother of William Newman.

George Puskar, age 63, has been a director since 2003. He currently serves as Chairman of Solutions Manufacturing, Inc., a contract manufacturer of electronic components, and is a private investor. From June 1997 until June 2000, Mr. Puskar served as Chairman of the Board of Lend Lease Real Estate Investments, formerly known as ERE Yarmouth, the U.S. real estate unit of Lend Lease Corporation, an international financial services and real estate company. From 1988 to June 1997, he served as Chairman and Chief Executive Officer of Equitable Real Estate Management, Inc., a full service commercial real estate investment management company that was the largest manager of pension funds invested in real estate and a subsidiary of The Equitable Life Assurance Society of the United States. He is also currently a director and a member of the investment committee of iStar Financial Inc., a publicly-traded REIT specializing in commercial real estate financing.

Gregory White, age 50, has been a director since 1994. Mr. White is a founding partner of Prima Capital Advisors, an investment advisory firm formed in January 2003. Mr. White served as Senior Vice President of Conning Asset Management Company, an investment advisory firm, from August 1998 until January 2003. From 1992 to August 1998, Mr. White was a founding partner and Managing Director of Schroder Mortgage Associates, an investment advisory firm. From

1982 to 1992, he was associated with Salomon Brothers Inc., where from 1988 until 1992 he was a Managing Director of the real estate finance department.

Executive Officers and Directors of IntermediateCo

IntermediateCo is a Maryland limited liability company. In accordance with its organizational documents, IntermediateCo’s business and affairs are managed by its sole member. Accordingly, IntermediateCo does not have any directors or managers. As of April 30, 2007, Super LLC, a Maryland limited liability company, owned 100% of the membership interest in IntermediateCo.

Set forth below are the name, age and position of each executive officer of IntermediateCo as of April 30, 2007:

Andrew Scott, age 52, has been Chairman of IntermediateCo since April 20, 2007 and prior thereto was Chief Executive Officer and President of IntermediateCo since February 27, 2007. Mr. Scott has also served as Chief Executive Officer of Centro Properties Limited, an Australian real estate company, since 1997.

John Hutchinson, age 46, has been Secretary and Vice President of IntermediateCo since February 27, 2007. Mr. Hutchinson has also served as General Counsel & Head of Acquisitions of Centro Properties Limited since 2002.

Graham Terry, age 49, has been Vice President of IntermediateCo since February 27, 2007. Mr. Terry has also served as Chief Operating Officer of Centro Properties Limited since 1998.

Romano Nenna, age 53, has been Treasurer and Vice President of IntermediateCo since February 27, 2007. Mr. Nenna has also served as Chief Financial Officer of Centro Properties Limited since 2002.

Anthony Torney, age 43, has been Vice President of IntermediateCo since February 27, 2007. Mr. Torney has been the Chief Operating Officer of Centro Watt Management Joint Venture since February 5, 2007. Prior thereto, he served as General Manager, Unlisted Funds and Shared Services since 2003. Prior thereto, he served as a director of MCS Property for a number of years.

Basil Donnelly, age 42, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Donnelly has also served as Senior Vice President and General Counsel of Centro Watt Management Joint Venture since July 2006.  Prior thereto, he served as Vice President and General Counsel of Centro Watt since April 2005.  Prior thereto, he served as Vice President and General Counsel of Kramont Realty Trust since November 2000.

Mary Gannon, age 49, has been Vice President of IntermediateCo since February 27, 2007.  Ms. Gannon has also served as Vice President, Human Resources of Centro Watt Management Joint Venture since July 2006.  Prior thereto, she served as Vice President and Secretary of Centro Watt since April 2005.  Prior thereto, she served as Vice President and Secretary of Kramont Realty Trust since June 2000.

Michael Mortimer, age 37, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Mortimer has also served as Vice President, Investment Management and Corporate Controller of Centro Watt Management Joint Venture since April 2005.  Prior thereto, he served as Vice President, Asset Management and Controller of Kramont Realty Trust since June 2003.  Prior thereto, he served as Controller of Kramont Realty Trust since June 2000.

Charles Morroney, age 66, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Morroney has also served as Senior Vice President of Acquisitions of Centro Watt Management Joint Venture since April 2005.  Prior thereto, he served as Senior Vice President, Asset and Investment Management of Kramont Realty Trust since June 2003.  Prior thereto, he served as Senior Vice President of Investment Management of Kramont Realty Trust since June 2000.

Michael Moss, age 38, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Moss has also served as Vice President, National Director of Leasing of Centro Watt Management Joint Venture since July 2006.  Prior thereto, he served as Vice President and Director of Leasing of Centro Watt since April 2005.  Prior thereto, he served as Vice President and Director of Leasing of Kramont Realty Trust since July 2003.  Prior thereto, he served as Vice President of Leasing of Kramont Realty Trust.

Mark Wilson, age 45, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Wilson has also served as Chief Investment Officer since March 2007.  Prior thereto, he served as Chief Operating Officer of Centro Watt since April 2005.  Prior thereto, he served as National Property Manager for Centro in Australia since 1997.

Tom Lorenzen, age 42, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Lorenzen has also served as Chief Investment Officer of Centro Watt Management Joint Venture since January 2007.  Prior thereto, he served as Sr. Vice President—Investment Management of Centro Watt since April 2005.  Prior thereto, he served as National Investment Manager of Centro Properties Group since November 2003.  Prior thereto, he served as Financial Accounting Manager of Centro Properties Group since November 1999.

Mitchell Brown, age 41, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Brown has also served as Vice President, Marketing of Centro Watt Management Joint Venture since April 2005.  Prior thereto, he served as Director of Marketing for Kramont Realty Trust since November 2001.  Prior thereto, he served as Principal of Evenues, LLC since March 2001.

John Braddon, age 41, has been Vice President of IntermediateCo since February 27, 2007.  Mr. Braddon has served as Vice President, Corporate Reporting of Centro Watt Management Joint Venture since January 2006.  Prior thereto, he served as Audit Director at ANZ Bank in Australia since February 2005.  Prior thereto, he served as Financial Controller for Uecomm Pty Ltd. since December 2001.

John Van de Waterbeemd, age 36, has been Vice President of IntermediateCo since April 20, 2007. John Van de Waterbeemd, age 36, has been Vice President of IntermediateCo since April 20, 2007.  Mr. Van de Waterbeemd has served as Senior Vice President, Shared Services of Centro Watt Management Joint Venture since March 2007.  Prior thereto, he served as General Manager, Shared Services for Centro Properties Group since March 2006.  Prior thereto, he served as Corporate Finance Manager for Centro Properties Group since April 2003.  Prior thereto, he served as Head of Finacnce for MCS Property since August 2002.

Messrs. Rufrano and Roche have served as Chief Executive Officer and President, and Chief Financial Officer, respectively, of IntermediateCo since April 20, 2007. In addition, each of  Siegel, Carroll, Brumberg and Bernstein has served as a Vice President of IntermediateCo since April 20, 2007. Biographical information and age for each of Messrs. Rufrano, Roche, Siegel, Carroll, Brumberg and Bernstein are set forth above under “—Executive Officers and Directors of New Plan.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange. Executive officers, directors and greater than 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file.

Based solely on our review of the copies of such forms received by us, and/or on written representations from certain reporting persons that they were not required to file a Form 5 for the fiscal year, we believe that our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2006. Mr. Michael Carroll, Executive Vice President – Real Estate Operations of the Company, inadvertently failed to timely file a Form 4 with respect to the acquisition of 3,000 shares of common stock of the Company resulting from a partial exercise of stock options in January 2007. A report was filed promptly upon the discovery of this oversight.

AUDIT COMMITTEE FINANCIAL EXPERT AND AUDIT COMMITTEE

Prior to the Transactions, New Plan maintained an audit committee, and its Board of Directors had determined that Irwin Engelman was an “audit committee financial expert” as defined by the rules and regulations of the SEC.

IntermediateCo does not maintain an audit committee at this time nor does it have, as previously discussed above, a board of directors, board of managers or other similar governing body. It is currently expected that the executive officers of IntermediateCo will oversee the accounting and financial reporting processes and audits of financial statements of IntermediateCo.

CODE OF ETHICS

Prior to the Transactions, New Plan maintained a Code of Business Conduct and Ethics which applied to all of our employees, officers and directors and met the requirements for such code as set forth in the New York Stock Exchange listing standards. It also had adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers which met the requirements of a “code of ethics” as defined by the rules and regulations of the SEC.

IntermediateCo has not yet adopted similar codes due to the recent nature of the consummation of the Transactions. IntermediateCo intends to evaluate and consider whether to adopt such a “code of ethics.”

DIRECTOR NOMINATIONS BY SECURITYHOLDERS

Prior to the Transactions, New Plan maintained a corporate governance and nominating committee that, among other things, considered all persons recommended by New Plan’s stockholders in the same manner as all other director candidates and established procedures by which interested stockholders who wished to submit qualified candidates may do so. IntermediateCo does not maintain such a committee or such procedures due to the fact that it is wholly owned by Super LLC.

Item 11.                            Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

References in this discussion to “the Committee” are references to the Executive Compensation and Stock Option Committee of the Board of Directors of the Company. The discussion below discusses various matters relating to the compensation of the Company’s “named executive officers” (i.e., the chief executive officer, the chief financial officer and the three other most highly compensated executive officers) and applies generally to compensation decisions made with respect to all of the Company’s executive officers prior to the consummation of the Transactions.

Objectives of the Company’s Compensation Policies and Programs

The Company implements compensation policies and programs that seek to enhance stockholder value by aligning closely the financial interests of our named executive officers with those of our stockholders. Our overall objectives are:

•                  to establish compensation programs that attract and retain the best possible executive talent,

•                  to motivate these executives to achieve the goals inherent in our business strategy through a combination of cash compensation and long-term incentive compensation, in the form of equity incentive-based awards,

•                  to align executive and stockholder interests through performance goals and equity incentive-based awards, and

•                  to provide a compensation package that recognizes individual contributions as well as overall business results.

Our policies and programs are designed to provide compensation that is commensurate with the responsibilities imposed on named executive officers, and also to reward superior performance by those executive officers.

In implementing our compensation policies, we strive to ensure that our named executive officers are compensated fairly in relation to compensation packages provided for executives with comparable positions and responsibilities at comparable public REITs, taking into account variables such as the cost of living where those companies are located as compared to New York City as well as the fact that our named executive officers may have opportunities with other companies in the New York City metropolitan area.

How Compensation Decisions are Made

The Committee is charged with reviewing and assessing the broad compensation policies, practices and structures for the compensation of executive officers, including the Company’s corporate goals and objectives with respect to the compensation of executive officers, and evaluating the performance of the Company’s executive officers. The Committee then determines and approves, subject to the approval of a majority of the Company’s independent directors (including the members of the Committee), the appropriate level and structure of compensation, including base salary, cash bonus and long-term incentive compensation awards and any special or supplemental benefits, for the Company’s executive officers.

In fulfilling its responsibilities in 2006, the Committee retained an outside compensation consultant to assist it. The Committee also took into account the recommendations of the Chief Executive Officer.

Elements of Executive Compensation

In 2006, the components of our executive compensation program consisted of:

•                  base salary,

•                  short-term incentive compensation, in the form of an annual cash bonus, and

•                  long-term incentive compensation, in the form of restricted stock awards, stock options and an “out-performance” compensation plan.

The Company’s primary focus is on the total compensation received by a named executive officer. While each of these three categories of compensation is reviewed by the Committee separately and at different times (for example, decisions with respect to 2006 base salaries were made in February 2006, while decisions with respect annual bonus and long-term incentive compensation based on 2006 performance were made in February 2007), the three components are integrally linked, as the Committee reviews each category in light of its relationship to the total compensation that we believe our named executive officers should receive.

Base Salary

Base salaries are intended to provide our named executive officers with a fixed and certain amount of compensation for services provided. The Committee determines the base salary level of each of our named executive officers by evaluating the responsibilities of the position held and the experience of the individual. Base salaries for named executive officers typically are set in February or March, effective for the ensuing 12 months.

Each of our named executive officers has entered into an employment agreement with the Company. In each case, the terms of the employment agreement do not permit the base salary of the executive to be reduced during the term of the agreement. Thus, each named executive officer’s prior year’s salary effectively serves as a minimum requirement for the named executive officer’s salary for the ensuing year. The Committee has complete discretion to determine whether an increase in a named executive officer’s base salary is merited, taking into account the performance of the Company and of the named executive officer, the factors set forth above and also taking into account changed responsibilities and other matters that the Committee deems appropriate.

We established base salaries for 2006 for our named executive officers in February 2006, effective February 28, 2006. In establishing 2006 salaries, as a starting point the Committee took into account the fact that, on a company-wide basis, salaries were increased by approximately 3-4% over 2005 levels. In addition, prior to establishing base salaries for 2006, the Committee engaged an outside compensation consultant (The Schonbraun Group) to assemble data regarding total compensation paid to executive officers by comparable companies. The consultant provided the Committee with comparisons of base salaries, bonuses, long-term incentive compensation and total compensation paid to executive officers by several peer groups of other public REITs. The report provided information with respect to the following 4 peer groups: (i) a retail peer group; (ii) a geographic peer group; (iii) an implied equity market capitalization peer group; and (iv) a combined peer group including all of the above companies. The peer companies used were as follows:

Retail Peer Group	Geographic Peer Group	Implied Equity Market Cap Peer Group
Developers Diversified Realty Corporation	Brandywine Realty Trust	AMB Property Corporation
Equity One, Inc.	Kimco Realty Corporation	Developers Diversified Realty Corporation
Federal Realty Investment Trust	Liberty Property Trust	Federal Realty Investment Trust
Heritage Property Investment Trust, Inc.	Mack-Cali Realty Corporation	Liberty Property Trust
Kimco Realty Corporation	Reckson Associates Realty Corp.	Mack-Cali Realty Corporation
Pan Pacific Retail Properties, Inc.	SL Green Realty Corp.	Pan Pacific Retail Properties, Inc.
Regency Centers Corporation		Regency Centers Corporation
Weingarten Realty Investors		The Macerich Company
The Mills Corporation
Trizec Properties, Inc.
Weingarten Realty Investors

In connection with the base salary review process, the Committee reviewed information relating to the Company and each individual named executive officer, including the Company’s overall 2005 performance, with particular focus on growth in funds from operations and total return to stockholders, both on an absolute basis and in comparison to the NAREIT composite index and the NAREIT shopping center index, an analysis of each named executive officer’s salary, bonus and long-term incentive compensation for each of the past three years, a competitive compensation analysis prepared by the Committee’s compensation consultant as described above and the consultant’s summary of findings, a self-evaluation form prepared by each named executive officer with respect to the accomplishment of individual goals, and the Chief Executive Officer’s recommendations with respect to base salary for each named executive officer (excluding himself). In considering base salary determinations, the Committee specifically took into account the total compensation to be paid to the named executive officer, including base salary, the bonus to be paid to such individual with respect to 2005 performance and long-term incentive compensation to be awarded to such individual with respect to 2005.

After reviewing and considering the foregoing information, the Committee then determined base salaries for our named executive officers on an individual-by-individual basis. The base salaries were then approved by the Company’s independent directors without change. The named executive officers received increases in base salary for 2006 ranging from 0% to 5%, as set forth in the table below:

	2005	2006	%
Name	Title	Base Salary	Base Salary	Change
Glenn J. Rufrano	Chief Executive Officer	$600,000	$600,000	0.0%
John B. Roche	Executive Vice President – Chief Financial Officer	$350,000	$367,500	5.0%
Steven F. Siegel	Executive Vice President – General Counsel	$300,000	$315,000	5.0%
Leonard I. Brumberg	Executive Vice President – Portfolio Management	$300,000	$315,000	5.0%
Dean R. Bernstein	Executive Vice President – Acquisitions/Dispositions	$290,000	$304,500	5.0%

Mr. Rufrano’s salary was not increased over 2005 because the Committee’s general view is that adjustments in Mr. Rufrano’s compensation are best made through increases (or decreases) in long-term compensation (i.e., bonuses and incentive award grants).

Short-Term Incentive Compensation – Annual Bonus

 The Committee annually determines whether to award an annual cash bonus to our named executive officers. Cash bonuses are provided because we believe that a combination of cash and non-cash incentive compensation (i.e., stock option and restricted stock grants) best motivates our executive officers, as some portion of their incentive compensation can be immediately realized.

The amount of each named executive officer’s bonus is at the discretion of the Committee and the amounts paid are based on a number of objective and subjective factors, including the overall performance of the Company, particularly as it relates to growth in funds from operations and in total return to stockholders, both on an absolute basis and in comparison to its peers (as discussed below), and the individual executive’s performance and contributions to the Company.

The Committee began its process of considering bonuses for named executive officers with respect to 2006 performance in the fourth quarter of 2006. The Committee engaged an outside compensation consultant (FPL Associates) to assemble data regarding compensation paid to named executive officers by comparable companies. The consultant provided the Committee with comparisons of base salaries, bonuses, long-term incentive compensation and total compensation paid to executive officers by two sets of peer groups – an asset based peer group consisting of seven other public REITs, and a size-based peer group consisting of 13 other public REITs. These peer groups consisted of the following companies:

Asset-Based Peer Group	Size-Based Peer Group
Developers Diversified Realty Corporation	AMB Property Corporation
Equity One, Inc.	BRE Properties, Inc.
Federal Realty Investment Trust	First Industrial Realty Trust, Inc.
Inland Real Estate Corporation	Home Properties, Inc.
Kimco Realty Corporation	Kilroy Realty Corporation
Regency Centers Corporation	Lexington Realty Trust
Weingarten Realty Investors	Mack-Cali Realty Corporation
Nationwide Health Properties, Inc.
Pennsylvania Real Estate Investment Trust
Realty Income Corporation
Reckson Associates Realty Corporation
Regency Centers Corporation
Taubman Centers, Inc.

In connection with the bonus review process, the Committee reviewed various information relating to the Company and each individual named executive officer, including the Company’s overall 2006 performance, with particular focus on growth in funds from operations and total return to stockholders, both on an absolute basis and in comparison to the NAREIT composite index and the NAREIT shopping center index, an analysis of each named executive officer’s salary, bonus and long-term incentive compensation for each of the past three years, a competitive compensation analysis prepared by the Committee’s compensation consultant as described above and the consultant’s summary of findings, a self-evaluation form prepared by each named executive officer with respect to the accomplishment of goals, and the Chief Executive Officer’s recommendations with respect to bonus for each named executive officer (excluding himself). In considering bonus awards, the Committee specifically took into account the total compensation to be paid to the named executive officer, including a base salary to be established for 2007, and the bonus and long-term incentive compensation to be awarded with respect to 2006.

After reviewing and considering the foregoing information, in February 2007 the Committee determined bonuses to executive officers on an individual-by-individual basis. These bonuses were then approved by the Company’s independent directors without change. Bonuses paid to our named executive officers ranged from 61-167% of the individual’s base salary for 2006, as set forth below:

		2006%	of
Name	Title	Bonus	Base Salary
Glenn J. Rufrano	Chief Executive Officer	$1,000,000	167%
John B. Roche	Executive Vice President – Chief Financial Officer	$350,000	96%
Steven F. Siegel	Executive Vice President – General Counsel	$230,000	74%
Leonard I. Brumberg	Executive Vice President – Portfolio Management	$190,000	61%
Dean R. Bernstein	Executive Vice President – Acquisitions/Dispositions	$210,000	70%

These bonuses were awarded in part as a result of, among other things, the strong performance of the Company in 2006, including continued execution of the Company’s business plan and achievement of various corporate goals and objectives, as well as achievement by the individual executive of various individual goals and objectives that were established for the year.

Long-Term Incentive Compensation

Stock Option and Restricted Stock Awards

We believe that long-term incentive compensation is an important component of executive compensation, as it aligns the financial interests of our executive officers more closely with those of our stockholders. We believe that grants of stock options and/or restricted stock provide our named executive officers with significant incentives to focus on Company objectives that ultimately result in increased value not only for the executives, but also for our stockholders.

The Committee typically approves grants of equity awards in February or March of each year, which grants are based on a review of the prior year’s performance. These grants are then subject to approval of the Company’s independent directors (including the members of the Committee). The grant dates for awards are set by the Committee in advance, usually several days after the date on which the independent directors approve such awards. For example, this year the Committee approved equity grants on February 26, 2007, with an effective grant date of February 27, 2007, but subject to approval by the independent directors, which occurred on February 26, 2007. Pursuant to the terms of the Company’s 2003 Incentive Plan, the exercise price for stock options is based on the closing trading price of the Company’s common stock on the day preceding the grant date. The Company does not have any policy or practice that times stock option grants in connection with the release of material nonpublic information. The annual stock option grants to named executive officers typically occur several days after the Company has released its earnings for the previous year.

The Committee approves a mixture of stock option grants and restricted stock grants as long-term incentive compensation awards. The Company believes that providing grants of both stock options and restricted stock are beneficial to both the Company and the named executive officer. Stock options permit the executive to share financially, along with shareholders, in any long-term appreciation of the Company’s stock price after the grant date, while restricted stock allows for a similar appreciation opportunity, but with greater certainty of some value being received, regardless of whether the stock price in fact increases in the future.

In addition, a portion of the incentive awards to named executive officers are time-vested, in that they vest over a specified number of years as long as the named executive officer continues to work for the Company, and a portion of the incentive awards are performance based, requiring the Company to achieve certain performance hurdles in order for an award to vest. The Company believes that having a mixture of time-vesting and performance-based awards is beneficial to both the Company and the named executive officer. Performance-based awards enable the executive to realize increased value if the Company performs well, while time-vested awards provide an incentive for key employees to remain with the Company regardless of how the Company performs during any short-term window.

The Committee began its process of considering long-term incentive compensation awards to our named executive officers with respect to 2006 performance in the fourth quarter of 2006. Prior to determining these awards, the Committee had available the information provided to it by the compensation consultant referred to in “Short Term Incentive Compensation – Annual Bonus” above.

In connection with the long-term incentive compensation review process, the Committee reviewed various information relating to the Company and each individual named executive officer, including the Company’s overall 2006 performance, with particular focus on growth in funds from operations and total return to stockholders, both on an absolute basis and in comparison to the NAREIT composite index and the NAREIT shopping center index, an analysis of each named executive officer’s salary, bonus and long-term incentive compensation for each of the past three years, a competitive compensation analysis prepared by the Committee’s compensation consultant as described above and the consultant’s summary of findings, a self-evaluation form prepared by each named executive officer with respect to the accomplishment of goals, and the Chief Executive Officer’s recommendations with respect to bonuses for each named executive officer (excluding himself). In considering long-term incentive compensation awards, the Committee specifically took into account the total compensation to be paid to the named executive officer, including a base salary to be established for 2007 and the bonus and long-term incentive compensation to be awarded with respect to 2006.

                After reviewing and considering the foregoing information, in February 2007 the Committee approved an aggregate long-term incentive compensation grant to each of our named executive officers on an individual-by-individual basis. These awards were then approved by the Company’s independent directors without change.

The Committee determined that 25% of the total value of the long-term incentive compensation award would be in the form of stock options, and 75% of the total value of the award would be in the form of restricted stock. The options were valued based on a Black-Scholes valuation model, while the restricted stock grants were valued based on the market price of the shares being granted at the time of grant. Total grants of long-term incentive compensation to the named executives for 2006 performance were as follows:

Name	Title	Aggregate Long-Term Incentive Compensation	Value of Restricted Stock Grant	Number of Restricted Shares Granted	Value of Option Grant	Number of Options Granted
Glenn J. Rufrano	Chief Executive Officer	$1,000,000	$750,000	24,970	$250,000	83,330
John B. Roche	Executive Vice President — Chief Financial Officer	$600,000	$450,000	14,985	$150,000	50,000
Steven F. Siegel	Executive Vice President — General Counsel	$250,000	$187,500	6,240	$62,500	20,830
Leonard Brumberg	Executive Vice President — Portfolio Management	$250,000	$187,500	6,240	$62,500	20,830
Dean Bernstein	Executive Vice President — Acquisitions/Dispositions	$250,000	$187,500	6,240	$62,500	20,830

The aggregate value of all of these grants was higher than the aggregate value of the incentive awards granted to all of our named executive officers in February 2006 with respect to 2005 performance, because the Committee determined that an increase in the long-term incentive compensation awards was appropriate, taking into account the performance of the Company in 2006, the overall compensation levels at comparable companies as described above, and a desire to weight more heavily for executive officers the long-term incentive compensation component of their overall compensation..

All of the stock options granted (representing 25% of the total value of the overall long-term incentive compensation award) are subject to a time-vesting requirement and vest ratably over five years as long as the named executive officer remains employed by the Company. With respect to the restricted stock grants (representing 75% of the total value of the overall long-term incentive compensation award), one-third of such shares are subject to a time-vesting requirement and vest ratably over five years as long as the named executive officer remains employed by the Company, while the remaining two-thirds of such shares vest over five years if the Company achieves a total return or a target funds from operations per share established by the Committee each year. As a result, one-half of the total value of the long-term incentive compensations awards for 2006 are subject to a time-vesting requirement, and one-half are subject to performance vesting requirements.

Out-Performance Compensation Plan

In addition to the foregoing long-term incentive compensation awards, in February 2006, the Committee approved the implementation of an “out-performance” compensation plan for our named executive officers, other than Mr. Rufrano. Mr. Rufrano was granted a similar award in March 2005. Because the plan established for the named executive officers was established based on the grant that was awarded to Mr. Rufrano in March 2005, we consider the awards to be a single “out-performance” compensation plan for our named executive officers, even though the plan was implemented over two years. This plan entitles the named executive officers to receive an award of common stock if, over the four-year period beginning January 1, 2006 and ending December 31, 2009 (or beginning February 23, 2005 and ending February 22, 2009, in the case of Mr. Rufrano), the average annual total return on shares of common stock of the Company is at least 10% (or 11% in the case of Mr. Rufrano) or is at least 110% of the average annual total return on the shares of certain designated peer companies. If either of such thresholds is achieved, certain amounts are payable to the named executive officers, up to a specified maximum, depending on the amount by which the Company exceeds the thresholds. The amount payable to each named executive officer increases for every 25 basis points that the total return exceeds 10% (or 11%, in the case of Mr. Rufrano) or 110%, as the case may be, up to a specified maximum payout. The amounts payable to each named executive officer under this plan is as follows:

		Threshold	Maximum
Name	Title	Award	Award
Glenn J. Rufrano	Chief Executive Officer	$3,500,000	$6,000,000
John B. Roche	Executive Vice President – Chief Financial Officer	$1,400,000	$2,400,000
Steven F. Siegel	Executive Vice President – General Counsel	$1,400,000	$2,400,000
Leonard I. Brumberg	Executive Vice President – Portfolio Management	$1,400,000	$2,400,000
Dean R. Bernstein	Executive Vice President – Acquisitions/Dispositions	$1,400,000	$2,400,000

If at December 31, 2009 (or February 22, 2009, in the case of Mr. Rufrano), neither performance threshold is achieved, or a threshold is achieved but the maximum payout under the plan has not occurred, then performance will again be measured over an additional five-year period beginning January 1, 2006 and ending December 31, 2010 (or beginning February 23, 2005 and ending February 22, 2010, in the case of Mr. Rufrano), and to the extent that any additional performance criteria are achieved, a supplemental award will be made, up to the maximum amount.

An award of common stock of the Company made pursuant to this plan at the end of 2009 (or at February 22, 2009, in the case of Mr. Rufrano) will be subject to a further one-year service-based vesting schedule, without regard to any additional performance criteria, over the period from January 1, 2010 to December 31, 2010 (or February 23, 2009 to February 22, 2010, in the case of Mr. Rufrano). Any award received at the end of 2010 (or February 22, 2010, in the case of Mr. Rufrano) will not be subject to any additional cliff vesting schedule and will vest immediately upon receipt.

Tax Deductibility of Executive Compensation

The Committee has reviewed the potential consequences for the Company of Section 162(m) of the Internal Revenue Code of 1986, as amended, which imposes a limit on tax deductions for annual compensation in excess of one million dollars paid to any of the five most highly compensated executive officers. To the extent that compensation is required to, and does not, qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income tax expense as dividend income rather than return of capital, and any such compensation allocated to the Company’s taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct such compensation. Although the Company will be mindful of the limits imposed by Section 162(m), even if it is determined that Section 162(m) applies or may apply to certain compensation packages, the Company nevertheless reserves the right to structure the compensation packages and awards in a manner that may exceed the limitation on deduction imposed by Section 162(m).

Deferred Compensation Plan

We have established a deferred compensation plan under which our named executive officers may defer receipt of salary and/or bonus that otherwise would be payable to such executive officer and also may defer the receipt of restricted stock awards that otherwise may vest with respect to such executive officer. We established this plan so that executives could manage the income that they receive from the Company in a manner that fits their own personal tax planning situation. For additional information on our deferred compensation plan, see “2006 Nonqualified Deferred Compensation” and “Narrative Disclosure to Nonqualified Deferred Compensation Table” below.

The market value of a named executive officer’s deferred compensation account is not considered when setting his current compensation. The compensation earned and deferred was already reviewed and analyzed based on the above described compensation philosophy and policies at the time the compensation was awarded. Had the executive officer instead elected to receive a payout of the compensation earned, and then invested those amounts externally, we would not have considered external investment experience when considering the amount by which we should compensate the executive officer. Thus, we do not believe it is appropriate to consider the value of the executive officer’s deferred compensation account just because it is held in a plan that we sponsor.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

The following tables contain certain historical compensation information for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2006 (our “named executive officers”), as well as our directors, in each case prior to the consummation of the Transactions.

Summary Compensation Table

Name and Principal Position	Year	Salary ($ )	Bonus ($ ) (1)	Stock Awards ($ ) (2)	Option Awards ($ ) (3)	All Other Compensation ($ ) (4)	Total ($ )
Glenn J. Rufrano, Chief Executive Officer	2006	$600,000	$1,000,000	$686,676	$202,513	$41,400	$2,530,589

John B. Roche, Executive Vice President and Chief Financial Officer	2006	$364,471	$350,000	$191,834	$75,800	$25,800	$1,007,905

Steven F. Siegel, Executive Vice President, General Counsel and Secretary	2006	$312,404	$230,000	$182,599	$68,972	$25,800	$819,775

Leonard I. Brumberg, Executive Vice President—Portfolio Management	2006	$312,404	$190,000	$182,599	$69,738	$25,800	$780,541

Dean Bernstein, Executive Vice President— Acquisitions and Dispositions	2006	$301,990	$210,000	$174,679	$60,988	$25,800	$773,457

(1)                                  See “Compensation Discussion and Analysis” for a discussion of how bonus amounts were determined.

(2)                                  Amounts shown in this column are based on the accounting expense recognized by the Company in fiscal year 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123R”), related to (a) awards made in 2006 pursuant to the Company’s 2006 Long-Term Out-Performance Compensation Plan (the “OPP Plan”) and (b) restricted stock awards made to the named executive officers in 2006 and in prior fiscal years to the extent that the compensation cost of awards granted in prior fiscal years was recognized during the 2006 fiscal year. The assumptions used to calculate the accounting expense recognized in fiscal 2006 for the OPP Plan awards and shares of restricted stock are set forth in footnote 14 to the Company’s  audited financial statements contained in its Form 10-K for the year ended December 31, 2006.

(3)                                  Amounts shown in this column are based on the accounting expense recognized by the Company in fiscal year 2006, in accordance with FAS 123R, related to stock option awards made in 2006 and in prior fiscal years to the extent that the compensation cost of awards granted in prior fiscal years was recognized during the 2006 fiscal year. The assumptions used to calculate the accounting expense recognized in fiscal 2006 for these stock option awards are set forth in footnote 14 to the Company’s  audited financial statements contained in its Form 10-K for the year ended December 31, 2006.

(4)                                  For each named executive officer, $15,000 represents our 401(k) plan contribution, and the remainder represents perquisites in the form of an automobile allowance.

Grants of Plan-Based Awards in 2006

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date (1)	Date of Board Action Approving Award Grant (2)	Threshold ($)		Target (#)		Maximum ($)		All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Equity Exercise or Base Price of Option Awards ($ /Sh) (5)		Closing Market Price of Option Awards on Grant Date ($ /Sh) (6)	Grant Date Fair Value of Stock and Option Awards ($ ) (7)
Glenn J. Rufrano	02/27/06	06/13/03		(8)	1,200	(8)		(8)						$25,848
	02/27/06	03/02/04		(8)	1.500	(8)		(8)						$32,310
	02/27/06	02/23/05		(8)	1,605	(8)		(8)						$34,572
	03/01/06	02/27/06		(8)	1,596	(8)		(8)						$34,378
	02/27/06	03/02/04		(9)	12,989	(9)		(9)			$23.11	(10)	$24.99	$36,499
	02/27/06	02/23/05		(9)	14,119	(9)		(9)			$22.75	(11)	$24.99	$38,545
	03/01/06	02/27/06		(9)	22,099	(9)		(9)			$25.05		$25.30	$41,325
	03/01/06	02/27/06							7,980					$199,899
	03/01/06	02/27/06								110,495	$25.05		$25.30	$239,774
John B. Roche	02/27/06	02/27/06		(8)	650	(8)		(8)						$14,001
	02/27/06	06/13/03		(8)	559	(8)		(8)						$12,041
	02/27/06	03/02/04		(8)	657	(8)		(8)						$14,152
	03/01/06	02/23/05		(8)	499	(8)		(8)						$10,748
	02/27/06	02/27/06		(9)	4,823	(9)		(9)			$23.11	(10)	$24.99	$13,553
	02/27/06	03/02/04		(9)	5,760	(9)		(9)			$22.75	(11)	$24.99	$15,725
	03/01/06	02/23/05		(9)	6,906	(9)		(9)			$25.05		$25.30	$12,914
	03/01/06	02/27/06							2,495					$62,500
	03/01/06	02/27/06								34,530	$25.05		$25.30	$74,930
	05/15/06	02/27/06	$1,400,000	(12)		(12)	$2,400,000	(12)						$700,000
Steven F. Siegel	02/27/06	06/13/03		(8)	650	(8)		(8)						$14,001
	02/27/06	02/27/06		(8)	559	(8)		(8)						$12,041
	02/27/06	02/27/06		(8)	544	(8)		(8)						$11,718
	03/01/06	03/02/04		(9)	399	(8)		(8)						$8,594
	02/27/06	02/23/05		(9)	4,823	(9)		(9)			$23.11	(10)	$24.99	$13,553
	02/27/06	02/27/06		(9)	4,777	(9)		(9)			$22.75	(11)	$24.99	$13,041
	03/01/06	03/02/04			5,525	(9)		(9)			$25.05		$25.30	$10,332
	03/01/06	02/23/05							1,995					$49,975
	03/01/06	02/27/06					$25.05			27,625			$25.30	$59,946
	05/15/06	02/27/06	$1,400,000	(12)		(12)	$2,400,000	(12)						$700,000
Leonard I. Brumberg	02/27/06	06/13/03		(8)	650	(8)		(8)						$14,001
	02/27/06	02/27/06		(8)	559	(8)		(8)						$12,041
	02/27/06	03/02/04		(8)	544	(8)		(8)						$11,718
	03/01/06	02/23/05		(8)	399	(8)		(8)						$8,594
	02/27/06	02/27/06		(9)	4,823	(9)		(9)			$23.11	(10)	$24.99	$13,553
	02/27/06	03/02/04		(9)	4,777	(9)		(9)			$22.75	(11)	$24.99	$13,041
	03/01/06	02/23/05		(9)	5,525	(9)		(9)			$25.05		$25.30	$10,332
	03/01/06	02/27/06							1,995					$49,975
	03/01/06	02/27/06								27,625	$25.05		$25.30	$59,946
	05/15/06	02/27/06	$1,400,000	(12)		(12)	$2,400,000	(12)						$700,000
Dean Bernstein	02/27/06	06/13/03		(8)	500	(8)		(8)						$10,770
	02/27/06	02/27/06		(8)	490	(8)		(8)						$10,555
	02/27/06	02/23/05		(8)	544	(8)		(8)						$11,718
	03/01/06	02/27/06		(8)	399	(8)		(8)						$8,594
	02/27/06	03/02/04		(9)	3,445	(9)		(9)			$23.11	(10)	$24.99	$9,680
	02/27/06	02/23/05		(9)	4,777	(9)		(9)			$22.75	(11)	$24.99	$13,041
	03/01/06	02/27/06		(9)	5,525	(9)		(9)			$25.05		$25.30	$10,332
	03/01/06	02/27/06							1,995					$49,975
	03/01/06	02/27/06								27,625	$25.05		$25.30	$59,946
	05/15/06	02/27/06	$1,400,000	(12)		(12)	$2,400,000	(12)						$700,000

(1)                                  Represents the grant date determined for financial statement reporting purposes pursuant to FAS 123R which represents the date on which each of the following conditions has been met: (i) the stock or option award agreement has been executed (the execution date of the stock or option award is referred to herein as the contractual grant date) and (ii) the applicable performance criteria, if any, have been set. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Timing of Reporting Stock Option and Restricted Stock Awards” below for a discussion of the interplay between the determination of the grant date for financial statement reporting purposes pursuant to FAS 123R and the reporting in this table of grants of stock and option awards made by the executive compensation and stock option committee in 2006 and years prior to 2006.

(2)                                  Represents the date on which the Board of Directors approved the action of the executive compensation and stock option committee granting the stock or option award, as applicable. See “Compensation Discussion and Analysis” for a discussion of the timing of various compensation decisions regarding the grants of the awards reported in this table.

(3)                                  Amounts in this column represent time-vested restricted stock awards granted under the Company’s 2003 Stock Incentive Plan.

(4)                                  Amounts in this column represent time-vested stock option awards granted under the Company’s 2003 Stock Incentive Plan.

(5)                                  Represents the exercise price approved by the executive compensation and stock option committee and approved by the Board of Directors on the date set forth in “Date of Board Action Approving Award Grant” column. Pursuant to the terms of the option award, this price represents the closing market price of our common stock on the New York Stock Exchange on the date preceding the contractual grant date of such option award.

(6)                                  Represents the closing market price of our common stock on the New York Stock Exchange on the FAS 123R grant date set forth in the “Grant Date” column in this table. The “Equity Exercise or Base Price of Option Awards” is different than the price in this column because, pursuant to the determination of the executive compensation and stock option committee, as approved by the Board of Directors, the “Equity Exercise or Base Price of Option Awards” is the closing price of the Company’s stock on the date preceding the contractual grant date, and not the FAS 123R grant date, which is determined upon the satisfaction of the conditions set forth in footnote 1 to this table (which in certain circumstances may occur in years subsequent to the contractual grant date).

(7)                                  The full grant date fair value was computed in accordance with FAS 123R based on the assumptions described in footnotes 2 and 3 to the Summary Compensation Table.

(8)                                  These amounts represent performance based restricted stock awards granted under the Company’s 2003 Stock Incentive Plan, which vest upon the satisfaction of either of two annual performance criteria established by our executive compensation and stock option committee in 2006. Under the terms of the plan, there are no established “threshold” or “maximum” performance levels. The restricted shares only vest upon the achievement of either of the two 2006 “target” performance levels, and in such event, the number of shares set forth in the “target” column vest in full. As of the date hereof, these shares have vested based upon the achievement of the 2006 performance criteria. See the “Compensation Discussion and Analysis” section for more information regarding the terms of the restricted stock awards and the description of the performance-based criteria.

(9)                                  These grants represent performance based stock option awards granted under the Company’s 2003 Stock Incentive Plan, which vest upon the satisfaction of either of two annual performance criteria established by our executive compensation and stock option committee in 2006. Under the terms of the plan, there are no established “threshold” or “maximum” performance levels. The performance based options only vest upon the achievement of either of the two 2006 “target” performance levels, and in such event, options with respect to the number of shares set forth in the “target” column vest in full. As of the date hereof, these options have vested based upon the achievement of the 2006 performance criteria. See the “Compensation Discussion and Analysis” section for more information regarding the terms of the stock option awards and the description of the performance-based criteria.

(10)                            Exercise price was adjusted to account for the dilutive effect resulting from the payment of a $3.00 per share special dividend to the Company’s stockholders on September 27, 2005. The original pre-adjusted exercise price was $26.10 per share.

(11)                            Exercise price was adjusted to account for the dilutive effect resulting from the payment of a $3.00 per share special dividend to the Company’s stockholders on September 27, 2005. The original pre-adjusted exercise price was $25.69 per share.

(12)                            These amounts represent OPP performance share awards granted to the named executive officer in 2006 pursuant to the OPP Plan. Pursuant to the terms of the OPP Plan, in the event that the Company meets either of two specified performance thresholds (total return on Company shares or total return on Company shares in relation to a designated peer group), the named executive officer will receive an award of $1,400,000 plus an incremental amount if and to the extent that the Company exceeds either of such performance thresholds, up to a maximum award of $2,400,000 per named executive officer. These awards are denominated in dollars but are payable in shares of the Company’s common stock; the actual number of shares issued, if any, will be determined initially in December 2009 based on the Company’s performance over an initial four-year performance period, and/or in December 2010 based on the Company’s performance over a five-year performance period. Under the terms of the OPP Plan there is no “target” performance threshold; rather, any amounts payable in excess of the “threshold” amount are determined on an incremental basis up to the “maximum” amount.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Executive Officers

New Plan entered into employment agreements with each of Messrs. Rufrano, Roche, Siegel, Brumberg and Bernstein. The principal terms of each of these agreements as in effect prior to the transactions are summarized below, except with respect to potential payments and other benefits upon certain terminations or a change in control of the Company which are summarized below under “Potential Payments upon Termination or Change in Control”. Each of these employment agreements was entered into prior to the consummation of the Transactions. As previously noted, IntermediateCo has not yet determined its compensation policies and programs, or the criteria, components or elements of compensation, for its executive officers. Currently, other than Messrs. Rufrano, Roche and Siegel, IntermediateCo’s executive officers who are also executive officers of its affiliates do not receive any separate compensation from IntermediateCo for serving in such capacities. With respect to Messrs. Rufrano, Roche and Siegel, IntermediateCo and these executive officers have not yet entered into any agreement or understanding with respect to their compensation for serving as executive officers of IntermediateCo and/or any of its affiliates.

Glenn J. Rufrano Employment Agreement

On March 15, 2005, the Company entered into a new employment agreement with Mr. Rufrano, replacing the original employment agreement that was entered into upon commencement of Mr. Rufrano’s employment with the Company in February 2000. The new employment agreement provides for a term ending on June 30, 2010. The employment agreement also provides that, during the employment period, Mr. Rufrano continue to be nominated by us at our annual meetings of stockholders to serve as our director, and that we use reasonable good faith efforts to cause Mr. Rufrano to be elected as a director. In addition, the employment agreement provides that, during the employment period, Mr. Rufrano be our Chief Executive Officer and be appointed as a full voting member of our Investment Committee, or any successor committee.

Under the employment agreement, Mr. Rufrano will receive a minimum annual base salary of $600,000. The employment agreement also provides for Mr. Rufrano to receive an annual cash bonus and an annual long term incentive compensation award, in each case to be determined in the discretion of the Company’s executive compensation and stock option committee. During the employment period, Mr. Rufrano will also be entitled to receive business expense reimbursements and an automobile allowance, and to participate in the incentive, retirement, welfare benefit and fringe benefit programs made available to the Company’s senior executives.

Pursuant to the terms of his employment agreement, Mr. Rufrano may also become entitled to an award of common stock, termed “outperform shares,” in the event that over designated performance periods either of two specified performance criteria are achieved (total return on Company shares or total return on Company shares in relation to a designated peer group). The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $6 million.

The first performance period will be a four-year period commencing on February 23, 2005 and ending on February 22, 2009. Any common stock awarded for this performance period would be subject to a one year vesting schedule and would become fully vested and non-forfeitable on February 22, 2010 (but Mr. Rufrano would be entitled to receive the dividend on, and the voting rights with respect to, any such shares during the one-year vesting period). In the event that the maximum performance level is not achieved during the initial four-year performance period, then there will be a second performance period running from February 23, 2005 until February 22, 2010, and if at the end of such five-year period a performance level is achieved that is greater than the performance level that was achieved over the initial four-year period, Mr. Rufrano will be entitled to receive an incremental award of  common stock based on the greater performance level achieved over such five-year performance period. Any common stock awarded based on the five-year performance period will fully vest and be non-forfeitable on February 22, 2010.

See “Potential Payments upon Termination or Change in Control” below for a discussion of the potential post-employment payments and other benefits to be received by Mr. Rufrano.

John B. Roche Employment Agreement

The employment agreement of Mr. Roche currently provides for a term ending on May 15, 2009, and extends automatically for additional one-year periods unless either the Company or Mr. Roche elects not to extend the term. The employment agreement also provides that his then current annual salary cannot be reduced during the term of the agreement. In addition, the employment agreement provides that Mr. Roche receive an annual cash bonus of up to 100% of his base salary as determined by the executive compensation and stock option committee. The employment agreement also provides that, during the employment period, Mr. Roche will also be entitled to receive business expense reimbursements and an automobile allowance, and to participate in the incentive, retirement, welfare benefit and fringe benefit programs made available to the Company’s senior executives. See “Potential Payments upon Termination or Change in Control” below for a discussion of the potential post-employment payments and other benefits to be received by Mr. Roche.

Steven F. Siegel Employment Agreement

The employment agreement of Mr. Siegel currently provides for a term ending on December 31, 2009, and extends automatically for additional one-year periods unless either the Company or Mr. Siegel elects not to extend the term. The employment agreement also provides that his then current annual salary cannot be reduced during the term of the agreement. In addition, the employment agreement provides that Mr. Siegel receive an annual cash bonus of up to 50% of his base salary as determined by the executive compensation and stock option committee. The employment agreement also provides that, during the employment period, Mr. Siegel will also be entitled to receive business expense reimbursements and an automobile allowance, and to participate in the incentive, retirement, welfare benefit and fringe benefit programs made available to the Company’s senior executives. See “Potential Payments upon Termination or Change in Control” below for a discussion of the potential post-employment payments and other benefits to be received by Mr. Siegel.

Leonard I. Brumberg Employment Agreement

The employment agreement of Mr. Brumberg currently provides for a term ending on September 25, 2009. The employment agreement also provides that his then current annual salary cannot be reduced during the term of the agreement. In addition, the employment agreement provides that Mr. Brumberg receive an annual cash bonus as determined by the executive compensation and stock option committee. The employment agreement also provides that, during the employment period, Mr. Brumberg will also be entitled to receive business expense reimbursements and an automobile allowance, and to participate in the incentive, retirement, welfare benefit and fringe benefit programs made available to the Company’s senior executives. See “Potential Payments upon Termination or Change in Control” below for a discussion of the potential post-employment payments and other benefits to be received by Mr. Brumberg.

Dean R. Bernstein Employment Agreement

The employment agreement of Mr. Bernstein currently provides for a term ending on December 31, 2008, and extends automatically for additional one-year periods unless either the Company or Mr. Bernstein elects not to extend the term. The employment agreement also provides that his then current annual salary cannot be reduced during the term of the agreement. In addition, the employment agreement provides that Mr. Bernstein receive an annual cash bonus of up to 50% of his base salary as determined by the executive compensation and stock option committee. The employment agreement also provides that, during the employment period, Mr. Bernstein will also be entitled to receive business expense reimbursements and an automobile allowance, and to participate in the incentive, retirement, welfare benefit and fringe benefit programs made available to the Company’s senior executives. See “Potential Payments upon Termination or Change in Control” below for a discussion of the potential post-employment payments and other benefits to be received by Mr. Bernstein.

Timing of Reporting Stock Option and Restricted Stock Awards

The timing of reporting stock and option awards in both the Summary Compensation Table and the Grants of Plan-Based Awards Table is driven by the accounting treatment of the award.

Summary Compensation Table

In the Summary Compensation Table, we are required to disclose the compensation cost of the stock and option awards over the requisite service period in accordance with FAS 123R, which requires recognition of the costs of equity awards over the period in which an employee is required to provide service in exchange for the award. Therefore, the Stock Awards and Option Awards columns in the Summary Compensation Table include the compensation costs of awards granted in 2006 and in prior fiscal years to the extent that those costs are recognized during the 2006 fiscal year, which occurs if the service period for those awards extends into 2006. Because the disclosure of each stock and option award will be spread over several years, the total amount disclosed each year for equity compensation in the Summary Compensation Table reflects awards made in both the current and prior fiscal years. With respect to time-vested awards, which vest over a specified number of years as long as the named executive officer continues to work for the Company, the compensation costs of such awards is recognized, and thus reported in the Stock Awards and Option Awards columns of the Summary Compensation Table, over the course of the vesting period. With respect to performance-based awards, which require the Company to achieve certain performance hurdles in order for an award to vest, the compensation costs of such awards is reported in the Stock Awards and Option Awards columns of the Summary Compensation Table only to the extent that achievement of the performance criteria is or became probable in the reported fiscal year. In order for achievement of the applicable performance criteria to become probable once, the performance criteria must be set. Our performance-based restricted stock and option awards vest ratably in annual installments, subject to the achievement of performance criteria established annually by our executive compensation and stock option committee. Therefore, each tranche of a performance-based award may only become reportable once the performance criteria for such tranche has been established by our executive compensation and stock option committee, and only to the extent that achievement of such performance criteria is probable. For purposes of the 2006 fiscal year, this resulted in the disclosure of the compensation cost with respect to the proportionate tranche of each equity award made in and prior to 2006 for which our executive compensation and stock option committee established the annual performance criteria in 2006.

Grants of Plan-Based Awards Table

In the Grants of Plan-Based Awards Table, we are required to provide certain information with respect to each grant of an award made to a named executive officer in the last completed fiscal year. However, for financial statement reporting purposes, an equity award, or requisite portion thereof, will only be deemed made and thus is only reportable in the year in which the grant date occurs, which grant date is determined in accordance with FAS 123R. Pursuant to FAS

123R, the grant date represents the date on which each of the following conditions has been met: (i) the stock or option award agreement has been executed (the execution date of the stock or option award is referred to herein as the contractual grant date) and (ii) the performance criteria, if any, have been set. Therefore, the Grants of Plan-Based Awards Table includes (i) all grants of time-vested stock or option awards made in the 2006 fiscal year (i.e., those awards with a 2006 contractual grant date), and (ii) all performance-based stock and option awards with a 2006 FAS 123R grant date (which includes performance-based grants from prior years for which the performance criteria for the applicable tranche was set by our executive compensation and stock option committee in February 2006). Because the disclosure of each performance-based award subject to performance criteria established annually by our executive compensation and stock option committee will be spread over the life of the award, the information disclosed in the Grants of Plan-Based Awards Table reflect performance-based awards made in both the current and prior fiscal years.

2006 Long-Term Out-Performance Compensation Plan

The OPP Plan was designed as a feature of the Company’s 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005, which 2003 Stock Incentive Plan previously was approved by the Company’s stockholders. Pursuant to the terms of the OPP Plan, five of the current executive officers of the Company (other than Glenn Rufrano, the Company’s Chief Executive Officer, and William Newman, the Company’s Chairman of the Board of Directors) are entitled to receive an award of common stock of the Company if, over the period commencing January 1, 2006 and ending December 31, 2009 (the “Initial Performance Period”), or the period commencing January 1, 2006 and ending December 31, 2010 (the “Supplemental Performance Period”). the Annual New Plan Total Return (as defined below) is at least 10% or the Annual New Plan Total Return is at least 110% of the Annual Peer Group Total Return (as defined below). If either of such thresholds is achieved, the aggregate pool award will equal $7 million plus (i) $416,666 for each 25 basis points that the Annual New Plan Total Return exceeds 10% or (ii) $250,000 for each 25 basis points over 110% that the Annual New Plan Total Return exceeds the Annual Peer Group Total Return. In no event, however, will the aggregate pool award exceed $12 million. If both of the minimum performance thresholds are achieved, the aggregate pool award will be based on the calculation that produces the larger award, and each of the five current executive officers will receive 20% of the aggregate pool award, which amount was determined by the executive compensation and stock option committee.

If at the end of the Initial Performance Period, neither performance threshold is achieved, or a threshold is achieved but the aggregate award does not equal $12 million, then performance will be measured over the Supplemental Performance Period and to the extent that any additional performance criteria are achieved, a supplemental award will be made. In no event, however, will the aggregate award for the Initial Performance Period and the Supplemental Performance Period exceed $12 million.

An award of common stock of the Company made pursuant to the OPP Plan for the Initial Performance Period will be subject to a one-year cliff vesting schedule, without regard to any additional performance criteria, over the period from January 1, 2010 to December 31, 2010. The executive officer will be entitled to vote the shares and receive payment of any dividends paid on the shares during the one-year cliff vesting period. Any award received at the end of the Supplemental Performance Period will not be subject to a one-year cliff vesting schedule and will vest at the end of the Supplemental Performance Period.

No rights (voting or dividend) exist during the Initial Performance Period and stockholder rights will only arise upon the achievement of either of the performance thresholds at the end of the applicable performance period to the extent of the common stock award. In the event of the death or disability of a participant prior to December 31, 2010, the date of death or disability will be deemed the end of the applicable performance period and the participant will be entitled to the applicable award based on the performance criteria over the shortened performance period.

In the event of a change in control or a severance triggering event under an applicable employment agreement prior to December 31, 2010, the date of the event will be deemed to be the end of the applicable performance period and the participant will be entitled to the applicable award based on the performance criteria over the shortened performance period. If a participant leaves the Company prior to the applicable vesting date (subject to the provisions on death, disability, change in control, and severance triggering events), then the award allocable to that executive officer will be cancelled and will not be reallocated to other participants.

For purposes of the OPP Plan, “Annual New Plan Total Return” means the average annual total return on the shares of common stock of the Company over the applicable measurement period (calculated in accordance with the OPP Plan), and “Annual Peer Group Total Return” means, with respect to certain peer companies, the average of the average annual total return on the shares of each such company over the applicable measurement period (calculated in accordance with the OPP Plan).

The foregoing description of the OPP Plan is qualified in its entirety by the full terms and conditions of the OPP Plan which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

(as of fiscal year ended December 31, 2006)

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Glenn J. Rufrano	633,650					$11.35	02/22/10
	3,388					$12.23	05/31/10
	3,671					$15.15	05/31/11
	80,876	16,266	(1)	15,813	(1)	$17.70	04/01/12
	3,953					$17.41	05/31/12
	36,597	24,400	(2)	23,720	(2)	$16.97	03/09/13
	51,959	38,972	(3)	38,967	(4)	$23.11	03/02/14
	28,238	56,479	(5)	56,476	(6)	$22.75	02/23/15
		110,495	(7)	110,495	(8)	$25.05	03/01/16
								21,304	(9)	$585,434	21,300	(10)	$585,324
											218,340	(11)	$6,000,000	(12)
John B. Roche

	36,258	12,200	(1)	11,860	(1)	$17.70	04/01/12
	11,385	11,388	(2)	11,070	(2)	$16.97	03/09/13
	19,292	14,470	(3)	14,469	(4)	$23.11	03/02/14
	11,521	23,046	(5)	23,040	(6)	$22.75	02/23/15
		34,530	(7)	34,530	(8)	$25.05	03/01/16
								8,100	(13)	$222,588	8,100	(14)	$222,588
											87,336	(15)	$2,400,000	(16)
Steven F. Siegel

	14,029					$17.60	05/17/09
	36,375					$11.35	02/22/10
	51,967					$13.71	03/18/11
	36,409	12,200	(1)	11,860	(1)	$17.70	04/01/12
	12,078	11,386	(2)	11,070	(2)	$16.97	03/09/13
	19,292	14,470	(3)	14,469	(4)	$23.11	03/02/14
	9,555	19,116	(5)	19,108	(6)	$22.75	02/23/15
		27,625	(7)	27,625	(8)	$25.05	03/01/16
								7,148	(17)	$196,427	7,148	(18)	$196,427
											87,336	(15)	$2,400,000	(16)
Leonard I. Brumberg

	63,254					$12.40	09/24/10
	84,716					$13.71	03/18/11
	60,656	12,200	(1)	11,860	(1)	$17.70	04/01/12
	17,078	11,386	(2)	11,070	(2)	$16.97	03/09/13
	19,292	14,470	(3)	14,469	(4)	$23.11	03/02/14
	9,555	19,116	(5)	19,108	(6)	$22.75	02/23/15
		27,625	(7)	27,625	(8)	$25.05	03/01/16
								7,148	(17)	$196,427	7,148	(18)	$196,427
											87,336	(15)	$2,400,000	(16)
Dean Bernstein

	23,720					$11.35	02/22/10
	60,995					$13.71	03/18/11
	48,458	12,200	(1)	11,860	(1)	$17.70	04/01/12
	12,198	8,132	(2)	7,908	(2)	$16.97	03/09/13
	13,780	10,336	(3)	10,335	(4)	$23.11	03/02/14
	9,555	19,116	(5)	19,108	(6)	$22.75	02/23/15
		27,625	(7)	27,625	(8)	$25.05	03/01/16
								6,641	(19)	$182,495	6,641	(20)	$182,495
											87,336	(15)	$2,400,000 (16)

(1)           Represents stock options that vest on April 2, 2007, and, with respect to the unearned options, subject to the achievement of certain performance criteria previously established by our executive compensation and stock option committee. In the event that the performance criteria are not achieved with respect to the unearned options, such options will nonetheless vest on April 2, 2010.

(2)           Represents stock options that vest ratably in two annual installments, commencing on March 10, 2007, and, with respect to the unearned options, subject to the achievement of certain performance criteria previously established by our executive compensation and stock option committee. In the event that the performance criteria are not achieved with respect to any of the unearned options, such options will nonetheless vest on March 10, 2011.

(3)           Represents stock options that vest ratably in three annual installments, commencing on March 2, 2007.

(4)           Represents stock options that vest ratably in three annual installments, commencing on January 1, 2007, subject to the achievement of either of two annual performance criteria established annually by our executive compensation and stock option committee. In the event that the performance criteria are not achieved with respect to any of the unearned options, such options will nonetheless vest on March 2, 2012.

(5)           Represents stock options that vest ratably in four annual installments, commencing on February 23, 2007.

(6)           Represents stock options that vest ratably in four annual installments, commencing on January 1, 2007, subject to the achievement of either of two annual performance criteria established annually by our executive compensation and stock option committee.

(7)           Represents stock options that vest ratably in five annual installments, commencing on March 1, 2007.

(8)           Represents stock options that vest ratably in five annual installments, commencing on January 1, 2007, subject to the achievement of either of two annual performance criteria established annually by our executive compensation and stock option committee.

(9)           Represents shares of restricted stock, which vest as follows: 2,400 shares ratably in two annual installments, commencing on June 13, 2007; 4,500 shares ratably in three annual installments, commencing on March 2, 2007; 6,424 shares ratably in four annual installments, commencing on February 23, 2007; and 7,980 shares ratably over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 1, 2006.

(10)         Represents shares of performance based restricted stock, which will vest as follows: 2,400 shares ratably in two annual installments; 4,500 shares ratably in three annual installments; 6,420 shares ratably in four annual installments; and 7,980 shares ratably in five annual installments, in each case commencing on January 1, 2007 and in each case subject to the achievement of either of two specified annual performance criteria established annually by our executive compensation and stock option committee.

(11)         Represents “outperform shares” that may be issued to Mr. Rufrano pursuant to the terms of his employment agreement, which shares would vest on February 22, 2010, in the event the Company meets either of two specified performance criteria (total return on Company shares or total return on Company shares in relation to a designated peer group). Pursuant to the terms of the employment agreement, in the event that the Company meets either of the two specified performance thresholds, Mr. Rufrano will receive an award of $3,500,000 plus an incremental amount if and to the extent that the Company exceeds either of such performance thresholds, up to a maximum award of $6,000,000. The actual number of shares issued, if any, will be determined initially in February 2009 based on Company performance over an initial four-year performance period, and/or in February 2010 based on Company performance over a five-year performance period. The number of shares reported was calculated by dividing the maximum value of the “outperform shares” that Mr. Rufrano could receive ($6,000,000) by $27.48 (the last reported share price of our common stock on the New York Stock Exchange on December 29, 2006). See “Compensation of Directors and Executive Officers—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Executive Officers—Glenn J. Rufrano Employment Agreement” for more information about the “outperform shares” that may be issued pursuant to Mr. Rufrano’s employment agreement.

(12)         Represents the maximum value of the “outperform shares” Mr. Rufrano could receive pursuant to the terms of his employment agreement.

(13)         Represents shares of restricted stock, which vest as follows: 1,300 shares ratably in two annual installments, commencing on June 13, 2007; 1,677 shares ratably in three annual installments, commencing on March 2, 2007; 2,628 shares ratably in four annual installments, commencing on February 23, 2007; and 2,495 shares ratably over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 1, 2006.

(14)         Represents shares of performance based restricted stock, which will vest as follows: 1,300 shares ratably in two annual installments; 1,677 shares ratably in three annual installments; 2,628 shares ratably in four annual installments; and 2,495 shares ratably in five annual installments, in each case commencing on January 1, 2007 and subject to the achievement of either of two specified annual performance criteria established annually by our Executive Compensation and Stock Option Committee.

(15)         Represents OPP performance shares that may be issued to the named executive officer pursuant to the OPP Plan, which shares would vest on December 31, 2010, in the event the Company meets either of two performance criteria (total return on Company shares or total return on Company shares in relation to a designated peer group). Pursuant to the terms of the OPP Plan, in the event that the Company meets either of the two specified performance thresholds, the named executive officer will receive an award of $1,400,000 plus an incremental amount if and to the extent that the Company exceeds either of such performance thresholds, up to a maximum award of $2,400,000 per named executive officer. The actual number of shares issued, if any, will be determined initially in December 2009 based on the Company’s performance over an initial four-year performance period, and/or in December 2010 based on the Company’s performance over a five-year performance period. The number of shares reported was calculated by dividing the maximum value of the OPP performance shares that the named executive officer could receive ($2,400,000) by $27.48 (the last reported share price of our common stock on the New York Stock Exchange on December 29, 2006). See “Compensation of Directors and Executive Officers—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—2006 Long-Term Out-Performance Compensation Plan” for more information about the OPP performance shares that may be issued pursuant to the 2006 Long-Term Out-Performance Compensation Plan.

(16)         Represents the maximum value of the OPP performance shares the named executive officer could receive pursuant to the terms of the OPP Plan.

(17)         Represents shares of restricted stock, which vest as follows: 1,300 shares ratably in two annual installments, commencing on June 13, 2007; 1,677 shares ratably in three annual installments, commencing on March 2, 2007; 2,176 shares ratably in four annual installments, commencing on February 23, 2007; and 1,995 shares ratably over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 1, 2006.

(18)         Represents shares of performance based restricted stock, which will vest as follows: 1,300 shares ratably in two annual installments; 1,677 shares ratably in three annual installments; 2,176 shares ratably in four annual installments; and 1,995 shares ratably in five annual installments, in each case commencing on January 1, 2007 and subject to the achievement of either of two specified annual performance criteria established annually by our Executive Compensation and Stock Option Committee.

(19)         Represents shares of restricted stock, which vest as follows: 1,000 shares ratably in two annual installments, commencing on June 13, 2007; 1,470 shares ratably in three annual installments, commencing on March 2, 2007; 2,176 shares ratably in four annual installments, commencing on February 23, 2007; and 1,995 shares ratably over five years, commencing on June 30, 2007, and then on the next four succeeding anniversary dates of the date of grant, which was March 1, 2006.

(20)         Represents shares of performance based restricted stock, which will vest as follows: 1,000 shares ratably in two annual installments; 1,470 shares ratably in three annual installments; 2,176 shares ratably in four annual installments; and 1,995 shares ratably in five annual installments, in each case commencing on January 1, 2007 and subject to the achievement of either of two specified annual performance criteria established annually by our Executive Compensation and Stock Option Committee.

Option Exercises and Stock Vested during 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Glenn J. Rufrano	—	—	8,611	(1)	$213,330

John B. Roche	48,118	$621,093	3,732	(2)	$92,220

Steven F. Siegel	65,681	$653,390	3,506	(3)	$86,594

Leonard I. Brumberg	—	—	3,506	(4)	$86,594

Dean Bernstein	48,457	$683,219	3,068		$75,878

(1)           Mr. Rufrano has elected to defer receipt of all stock awards that vested in 2006 until March 2010, at which time, unless he elects to redefer the receipt of such stock awards pursuant to the terms of the Company’s deferred compensation plan, he will receive a lump sum award of such shares.

(2)           Mr. Roche has elected to defer receipt of all stock awards that vested in 2006, of which 3,082 shares have been deferred until July 2007 and 650 shares have been deferred until July 2008, at which times, unless he elects to redefer the receipt of such stock awards pursuant to the terms of the Company’s deferred compensation plan, he will receive lump sum awards of such shares.

(3)           Mr. Siegel has elected to defer receipt of all stock awards that vested in 2006 until June 2010, at which time, unless he elects to redefer the receipt of such stock awards pursuant to the terms of the Company’s deferred compensation plan, he will receive a lump sum award of such shares.

(4)           Mr. Brumberg has elected to defer receipt of all stock awards that vested in 2006 until the earlier of his retirement or the termination of his employment, at which time he will receive a lump sum award of such shares.

2006 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($) (1)(2)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)

Glenn J. Rufrano	$1,001,730	$138,795	$2,075,436

John B. Roche	$292,220	$83,924	$773,908

Steven F. Siegel	$174,594	$48,060	$371,030

Leonard I. Brumberg	$207,806	$38,647	$396,094

Dean Bernstein	—	—	—

(1)           The Company’s deferred compensation plan provides for the deferral of salary and bonus, as well as restricted stock and restricted stock unit awards. Amounts shown in this column represent (i) for Mr. Brumberg, the deferral of $31,212 of his 2006 salary, which amount is reported as a portion of his 2006 salary in the Summary Compensation Table, (ii) for each named executive officer, the deferral of a portion of the executives’ annual bonuses for fiscal year 2005, which were paid in March 2006, which amounts were as follows: $788,400 for Mr. Rufrano; $200,000 for Mr. Roche; $88,000 for Mr. Siegel; and $90,000 for Mr. Brumberg, and (iii) for each named executive officer, the deferral of restricted stock that vested in 2006, the market values of which, aggregated as of the date deferred, were as follows: $213,330 for Mr. Rufrano; $92,220 for Mr. Roche; $86,594 for Mr. Siegel; and $86,594 for Mr. Brumberg. The current FAS 123R value of certain of these deferred restricted stock awards is reported in the “Stock Awards” column of the Summary Compensation Table for each named executive officer as follows: $99,802 for Mr. Rufrano; $41,979 for Mr. Roche; $39,076 for Mr. Siegel; and $39,076 for Mr. Brumberg.

(2)           The Company does not make any contributions on behalf of its named executive officers under its deferred compensation plan or pay above-market earnings on deferred compensation plan accounts.

Narrative Disclosure to Nonqualified Deferred Compensation Table

Under the deferred compensation plan, the named executive officers may defer receipt of all or a portion of their bonus, a portion of their salary, as well as all or a portion of their restricted stock and restricted stock unit awards. The deferred compensation plan is a non-qualified plan that provides benefits to eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA. Pursuant to the terms of the deferred compensation plan, the named executive officers may defer up to 75% of base salary and up to 100% of his or her bonus or restricted stock and restricted stock unit awards. The salary and bonus amounts elected to be deferred by each named executive officer are credited to such named executive officer’s “cash deferral account,” and the Company credits the cash deferral accounts with earnings as if the amounts deferred were invested in selected investment funds (e.g., a mutual fund, life insurance account, or other investment approved by the plan administrator) as directed by the named executive officer. The named executive officers may change their deemed investments from time to time. Restricted stock or restricted stock units deferred by a named executive officer are treated as invested in the Company’s common stock, and the Company credits these amounts to the named executive officer’s “stock unit deferral account.”  Stock unit deferral accounts are credited with dividend equivalent payments based on the number of units credited to the account at the time dividends are paid to the Company’s stockholders. Distributions of a named executive officer’s cash deferral account and his or her stock unit deferral account separately may be paid as retirement/termination benefit distributions upon a named executive officer’s retirement or termination of employment, and/or as in-service distributions on the date(s) elected by the named executive officer for an in-service distribution.

Elections to defer cash compensation generally must be made prior to the year in which the services to which the compensation relates will be performed. Elections to defer restricted stock grants generally may be made on or before the 30th day after the date of grant, provided that the election is made at least 12 months prior to the initial vesting date under the restricted stock grant. At the time a deferral election is made, the named executive officer chooses (a) (i) the amount of deferral and type of cash compensation to be deferred and/or (ii) the number or percentage of shares of restricted stock to be deferred, (b) any in-service distribution dates for that year’s, or a portion of that year’s, cash deferrals and/or restricted stock deferrals, and (c) the form of payment elections for the retirement/termination benefits and in-service distributions. The named executive officer may elect to receive his or her retirement/termination benefit payments in a lump sum and/or in up to fifteen annual installments (provided that such amount to be distributed in installments is, with respect to cash deferrals, at least $25,000 and, with respect to restricted stock deferrals, valued at $10,000 or more). Named executive officers may change the form of payment elected with respect to particular deferrals, subject to compliance with the terms of the deferred compensation plan then in effect, including any grandfathered terms resulting from changes in applicable U.S. federal income tax laws or regulations.

A named executive officer may have up to 5 in-service distribution elections applicable to each of his or her cash deferral account and to his or her stock unit deferral account. However, an election of a payment schedule for a cash or restricted stock retirement/termination benefit will pertain to the entire cash deferral account balance or stock unit account balance, as applicable.

Amounts that are treated as if invested in selected investment funds are distributed in cash, and amounts credited to a stock unit deferral account are distributed in shares of the Company’s common stock.

Participants in the deferred compensation plan are general unsecured creditors of the Company with respect to their benefits under the plan. The Company does not make any contributions on behalf of its executive officers under its deferred compensation plan or pay above-market or preferential earnings on deferred compensation plan accounts.

Potential Payments upon Termination or Change in Control

The following discussion summarizes the potential payments and acceleration rights upon certain terminations and/or a change in control of the Company for each of the named executive officers, assuming a December 31, 2006 termination or change in control date. These payments and acceleration rights are contained within the named executive officers’ employment agreements, the 2003 Stock Incentive Plan, stock option and restricted stock awards and the deferred compensation plan. The amount payable to or realized by each named executive officer may vary depending on the nature of the termination, whether as a result of termination by us without “cause” or by the executive for “good reason” (which is defined to include a “change in control” of the Company), or in the event of disability or death of the executive. For purposes of quantifying the value of continued insurance coverage benefits presented in the disclosure below, the Company has estimated a value of such insurance benefits based on the amount the Company would pay under COBRA for insurance coverage on behalf of the named executive officer over the applicable time period.

Employment Agreements, 2003 Stock Incentive Plan and Equity Awards

Glenn J. Rufrano. If Mr. Rufrano’s employment is terminated by us without cause or by Mr. Rufrano for good reason (which includes a change in control of the Company), then pursuant to the terms of Mr. Rufrano’s employment agreement, the 2003 Stock Incentive Plan and/or stock option and restricted stock awards made to Mr. Rufrano, Mr. Rufrano will be entitled to the following severance benefits:

•      A lump sum payment equal to twice his average annualized total cash compensation (base salary and bonus) for the two fiscal years ending prior to the termination date. As of December 31, 2006, this cash payment would have been $3,000,000.

•      Continuation for a period of three years, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Rufrano, his spouse and his dependents on the termination date. As of December 31, 2006, the estimated value of this benefit would have been $60,000.

•      The full vesting of the “outperform shares” to be awarded to Mr. Rufrano under his employment agreement in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $6,000,000.

•      The full vesting of certain stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $2,426,522.

In the event that payment is made in connection with a change in control, all of the foregoing is subject to certain provisions of the Internal Revenue Code of 1986, as amended, concerning “excess” parachute payments.

If Mr. Rufrano’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•      Continued base salary for six months. As of December 31, 2006, these cash payments would have amounted to $300,000 for the six month period.

•      The full vesting of certain stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $1,219,122.

•      The full vesting of the “outperform shares” to be awarded to Mr. Rufrano under his employment agreement in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $6,000,000.

If Mr. Rufrano’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•      A lump sum payment equal to one times Mr. Rufrano’s base salary. As of December 31, 2006, this cash payment would have been $600,000.

•      The full vesting of certain stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $1,706,916.

•      The full vesting of the “outperform shares” to be awarded to Mr. Rufrano under his employment agreement in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $6,000,000.

John B. Roche. If Mr. Roche’s employment is terminated by us without cause or by Mr. Roche for good reason (which includes a change in control of the Company), then pursuant to the terms of Mr. Roche’s employment agreement, the 2003 Stock Incentive Plan (including the OPP Plan), and/or stock option and restricted stock awards made to Mr. Roche, Mr. Roche will be entitled to the following severance benefits:

•      A lump sum payment equal to twice his average total compensation, including bonus, for the two fiscal years ending prior to the termination date. As of December 31, 2006, this cash payment would have been $1,367,500.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the earlier of (i) the date of consummation of a change in control and (ii) the termination date. In connection with a change in control, this payment would be made upon the change in control and without regard to the executive’s termination of employment. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $1,123,657.

In the event that payment is made in connection with a change in control, all of the foregoing is subject to certain provisions of the Internal Revenue Code of 1986, as amended, concerning “excess” parachute payments.

If Mr. Roche’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•      Continued base salary for six months. As of December 31, 2006, these cash payments would have been $182,235 per year.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $177,675.

If Mr. Roche’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•      A lump sum payment equal to one times Mr. Roche’s base salary. As of December 31, 2006, this cash payment would have been $364,471.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $656,320.

Steven F. Siegel. If Mr. Siegel’s employment is terminated by us without cause or by Mr. Siegel for good reason (which includes a change in control of the Company), then pursuant to the terms of Mr. Siegel’s employment agreement, the 2003 Stock Incentive Plan (including the OPP Plan), and/or stock option and restricted stock awards made to Mr. Siegel, Mr. Siegel will be entitled to the following severance benefits:

•      A lump sum payment equal to twice his average total compensation, including bonus, for the two fiscal years ending prior to the termination date. As of December 31, 2006, this cash payment would have been $1,065,000.

•      Continuation for a period of three years, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Siegel, his spouse and his dependents on the termination date. As of December 31, 2006, the estimated value of this benefit would have been $60,000.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the earlier of (i) the date of consummation of a change in control and (ii) the termination date. In connection with a change in control, this payment would be made upon the change in control and without regard to the executive’s termination of employment. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $1,061,791.

In the event that payment is made in connection with a change in control, all of the foregoing is subject to certain provisions of the Internal Revenue Code of 1986, as amended, concerning “excess” parachute payments.

If Mr. Siegel’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•      Continued base salary for the longer of six months or the date on which Mr. Siegel becomes entitled to long-term disability benefits, up to a maximum of three years of continued base salary. As of December 31, 2006, these cash payments would have been $312,404 per year.

•      Continued insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Siegel, his spouse and his dependents on the termination date for the longer of six months or the date on which Mr. Siegel becomes entitled to long-term disability benefits. As of December 31, 2006, the estimated value of this benefit would have been $20,000 per year.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $177,664.

If Mr. Siegel’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•      A lump sum payment equal to one times Mr. Siegel’s base salary. As of December 31, 2006, this cash payment would have been $312,404.

•      Continued insurance coverage (including medical, hospitalization, dental and life insurance) in effect for his spouse and his dependents on the termination date for one year. As of December 31, 2006, the estimated value of this benefit would have been $20,000.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $594,873.

Leonard I. Brumberg. If Mr. Brumberg’s employment is terminated by us without cause or by Mr. Brumberg for good reason (which includes a change in control of the Company), then pursuant to the terms of Mr. Brumberg’s employment agreement, the 2003 Stock Incentive Plan (including the OPP Plan), and/or stock option and restricted stock awards made to Mr. Brumberg, Mr. Brumberg will be entitled to the following severance benefits:

•      A lump sum payment equal to twice his average total compensation, including bonus, for the two fiscal years ending prior to the termination date. As of December 31, 2006, this cash payment would have been $985,000.

•      Continuation for a period of three years, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr.

Brumberg, his spouse and his dependents on the termination date. As of December 31, 2006, the estimated value of this benefit would have been $60,000.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the earlier of (i) the date of consummation of a change in control and (ii) the termination date. In connection with a change in control, this payment would be made upon the change in control and without regard to the executive’s termination of employment. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $1,061,791.

In the event that payment is made in connection with a change in control, all of the foregoing is subject to certain provisions of the Internal Revenue Code of 1986, as amended, concerning “excess” parachute payments.

If Mr. Brumberg’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•      Continued base salary for six months. As of December 31, 2006, these cash payments would have amounted to $156,202 for the six month period.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $177,664.

If Mr. Brumberg’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•      A lump sum payment equal to one times Mr. Brumberg’s base salary. As of December 31, 2006, this cash payment would have been $312,404.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $594,873.

Dean R. Bernstein. If Mr. Bernstein’s employment is terminated by us without cause or by Mr. Bernstein for good reason (which includes a change in control of the Company), then pursuant to the terms of Mr. Brumberg’s employment agreement, the 2003 Stock Incentive Plan (including the OPP Plan), and/or stock option and restricted stock awards made to Mr. Bernstein, Mr. Bernstein will be entitled to the following severance benefits:

•      A lump sum payment equal to twice his average total compensation, including bonus, for the two fiscal years ending prior to the termination date. As of December 31, 2006, this cash payment would have been $1,004,500.

•      Continuation for a period of three years, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Bernstein, his spouse and his dependents on the termination date. As of December 31, 2006, the estimated value of this benefit would have been $60,000.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the earlier of (i) the date of consummation of a change in control and (ii) the termination date. In connection with a change in control, this payment would be made upon the change in control and without regard to the executive’s termination of employment. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $930,363.

In the event that payment is made in connection with a change in control, all of the foregoing is subject to certain provisions of the Internal Revenue Code of 1986, as amended, concerning “excess” parachute payments.

If Mr. Bernstein’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•      Continued base salary for the longer of six months or the date on which Mr. Bernstein becomes entitled to long-term disability benefits, up to a maximum of three years of continued base salary. As of December 31, 2006, these cash payments would have been $301,990 per year.

•      Continued insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Bernstein, his spouse and his dependents on the termination date for the longer of six months or the date on which Mr. Bernstein becomes entitled to long-term disability benefits. As of December 31, 2006, the estimated value of this benefit would have been $20,000 per year.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $143,948.

If Mr. Bernstein’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•      A lump sum payment equal to one times Mr. Bernstein’s base salary. As of December 31, 2006, this cash payment would have been $301,990.

•      Continued insurance coverage (including medical, hospitalization, dental and life insurance) in effect for his spouse and his dependents on the termination date for one year. As of December 31, 2006, the estimated value of this benefit would have been $20,000.

•      The full vesting of the OPP performance shares in the event of the achievement by the Company of certain performance criteria as of the termination date. As of December 31, 2006, the value of this benefit would have been $2,400,000.

•      The full vesting of certain other stock options and restricted stock awards. As of December 31, 2006, the value of this benefit would have been $529,159.

Deferred Compensation Plan

Under the deferred compensation plan (see “Compensation Discussion and Analysis—Deferred Compensation Plan” and “Narrative Disclosure to Nonqualified Deferred Compensation Table” above for more information on this plan), in the event a named executive officer that has elected to defer compensation under the plan has a termination of employment (including retirement) within two years after a change in control, such named executive officer receives a lump sum distribution of his or her deferred compensation account balance (including all in service accounts) as soon as administratively practicable following the end of the month in which the termination of employment occurs. In the case of non-grandfathered subaccounts, payment to the named executive officers will be delayed six months following termination of employment to the extent necessary to avoid the imposition of the penalty tax under Section 409A of the Internal Revenue Code.

Assuming a change in control under the deferred compensation plans at December 31, 2006, the market value of the accelerated account balances is presented in the “Aggregate Balance at Last FYE” column of the 2006 Nonqualified Deferred Compensation table above.

Director Compensation

In 2006, non-management directors of the Company received an annual retainer fee of $40,000, plus a fee of $1,000 for attendance, in person or telephonically, at each meeting of the Board of Directors. Non-management directors also received $1,000 for each committee meeting attended, including telephonic meetings, that was not on the same day as a meeting of the Board of Directors. The lead director received an additional annual retainer fee of $10,000. The chairman of the audit committee received an additional annual retainer fee of $10,000, and the chairman of each of the executive compensation and stock option committee and the corporate governance and nominating committee received an additional annual retainer fee of $5,000. In addition, the other directors who are members of the audit committee received an additional annual retainer fee of $5,000. Each director was reimbursed for expenses incurred in attending meetings, including committee meetings. The $40,000 annual retainer fee was paid 50% in cash and 50% through the issuance of shares of our common stock.

Non-management directors also receive, on an annual basis, options to purchase shares of our common stock in accordance with the following formula:  3,000 shares, plus 250 shares multiplied by the number of years of continuous service beginning in 1997, including any portion of any fiscal year of service as a full year. The option price is the fair market value of the underlying shares of our common stock on the date of grant and the options are fully vested upon grant.

In addition to the compensation arrangements discussed above, the Company has historically reimbursed Mr. Melvin Newman (formerly an employee of the Company) for medical insurance. Mr. Newman previously received this benefit while he served as an employee of the Company and, following his retirement, the Company has continued to provide this benefit to Mr. Newman.

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2006. Mr. William Newman received no separate compensation for his service as a director of the Company; however, he did receive a salary of $150,000 for his service as an executive officer of the Company. Mr. Glenn Rufrano received no separate compensation for his service as director of the Company. For information regarding Mr. Rufrano’s compensation as a named executive officer of the Company, see “Compensation of Directors and Executive Officers— Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1) (3)	All Other Compensation ($)		Total ($)
Raymond Bottorf	$41,000	$19,943	$11,275	—		$72,218

Irwin Engelman	$44,000	$19,943	$7,688	—		$71,631

Norman Gold	$36,000	$19,943	$11,275	—		$67,218

Matthew Goldstein	$36,000	$19,943	$9,225	—		$65,168

Nina Matis	$35,000	$19,943	$8,200	—		$63,143

H. Carl McCall	$47,000	$19,943	$7,688	—		$74,631

Melvin Newman	$32,000	$19,943	$11,275	$12,680	(4)	$75,898

George Puskar	$38,000	$19,943	$7,688	—		$65,631

Gregory White	$40,000	$19,943	$11,275	—		$71,218

(1)           Amounts shown in these columns are based on the accounting expense recognized by the Company in fiscal year 2006 related to stock and option awards made in 2006, in accordance with FAS 123R. In addition, the amounts set forth in these columns represent the grant date fair values of the stock and option awards made in 2006. The assumptions used to calculate the accounting expense recognized in fiscal 2006 for these stock and option grants, as well as the grant date fair values of such awards, are set forth in footnote 14 to the Company’s  audited financial statements contained in its Form 10-K for the year ended December 31, 2006. The aggregate number of stock option awards outstanding at fiscal year-end appears in below in the “Outstanding Director Equity Awards at Fiscal Year-End” table.

(2)           All stock awards to directors during the 2006 fiscal year vested immediately upon the grant of the stock award.

(3)           The following table provides information on the aggregate number of option awards outstanding at fiscal year ended December 31, 2006 for each of the directors included in this Director Compensation Table.

(4)           This amount represents reimbursement paid by the Company during the 2006 fiscal year for medical insurance.

Outstanding Director Option Awards at Fiscal Year-End

(at fiscal year ended December 31, 2006)

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable
Raymond Bottorf	41,077	—

Irwin Engelman	14,762	—

Norman Gold	22,442	—

Matthew Goldstein	22,006	—

Nina Matis	15,859	—

H. Carl McCall	14,762	—

Melvin Newman	41,077	—

George Puskar	14,762	—

Gregory White	41,077	—

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The New Plan executive compensation and stock option committee was comprised of Gregory White, Matthew Goldstein and Nina Matis during 2006. None of these individuals were, or ever have been, employees of New Plan or any of our subsidiaries. No interlocking relationship existed between Mr. White, Mr. Goldstein or Ms. Matis and any member of any other company’s board of directors, board of trustees or executive compensation and stock option committee during that period.

COMPENSATION COMMITTEE REPORT

During 2006, New Plan’s executive compensation and stock option committee of the Board of Directors was composed entirely of independent directors. The committee consisted of Gregory White (chairman), Matthew Goldstein and Nina Matis. Under its charter, the committee was responsible for determining the compensation of the Company’s executive officers, including base salary, bonus and long-term incentive compensation, subject to approval of a majority of the Company’s independent directors (including members of the committee).

The committee reviewed and discussed the Compensation Discussion and Analysis set forth above (other than information with respect to IntermediateCo) with our management. Based on such review and discussion, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the Board of Directors approved that recommendation.

Respectfully submitted,

The Executive Compensation and Stock Option

Committee of the Board of Directors:

Gregory White (chairman)

Matthew Goldstein

Nina Matis

February 20, 2007

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 26, 2007, we had 6,797 registered holders of our common stock and four registered holders of our Series D depositary shares. For purposes of this Amendment, beneficial ownership of securities is defined in accordance with the rules of the SEC and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein.

Due to the consummation of the Transactions, as of April 30, 2007, IntermediateCo was wholly owned by Super LLC.

Ownership of Common Stock

The following table sets forth certain information as to the beneficial ownership, as of February 26, 2007, of shares of our common stock, including shares of our common stock as to which a right to acquire beneficial ownership existed, for example, through the exercise of common stock options, within the meaning of Rule 13d-3 under the Exchange Act, by:

•      the Original Directors,

•      the named executive officers, and

•      the Original Directors, the named executive officers and the other executive officers, as a group.

Unless otherwise indicated, each person had, as of February 26, 2007, sole voting and investment power with respect to such shares of our common stock, subject to community property laws where applicable.

Name and Business Address (1)	Number of Shares of Common stock Beneficially Owned		Percentage of Outstanding Shares of Common Stock
Named Executive Officers and Directors
William Newman	1,825,937	(2)	1.8%
Glenn J. Rufrano	1,470,046	(3)	1.4%
John B. Roche	171,908	(4)	(5)
Steven F. Siegel	273,051	(6)	(5)
Leonard I. Brumberg	357,450	(7)	(5)
Dean Bernstein	292,564	(8)	(5)
Raymond H. Bottorf	48,716	(9)	(5)
Irwin Engelman	18,160	(10)	(5)
Norman Gold	37,445	(11)	(5)
Matthew Goldstein	25,720	(12)	(5)
Nina Matis	18,257	(13)	(5)
H. Carl McCall	17,523	(14)	(5)
Melvin Newman	647,498	(15)	(5)
George Puskar	27,260	(16)	(5)
Gregory White	52,658	(17)	(5)
All Executive Officers and Directors as a Group (16 individuals)
More than Five Percent Beneficial Owners
The Vanguard Group, Inc.	6,542,257	(19)	6.3%
Morgan Stanley	5,315,625	(20)	5.1%
Barclays Global Investors, NA	7,447,734	(21)	7.2%

(1)           The business address of (i) Messrs. William Newman, Rufrano, Roche, Siegel, Brumberg, Bernstein, Puskar, Engelman, McCall and Melvin Newman is 420 Lexington Avenue, New York, New York 10170, (ii) Mr. Bottorf is 445 Park Avenue, 9th Floor, New York, New York 10022, (iii) Ms. Matis is 1114 Avenue of the Americas, New York, New York 10036, (iv) Mr. Gold is 131 South Dearborn, Suite 1700, Chicago, Illinois 60603, (v) Mr. Goldstein is 535 E. 80th Street, New York, New York 10021, and (vi) Mr. White is 2 Overhill Road, Suite 3140, Scarsdale, New York 10583.

(2)           Includes 39,627 shares of our common stock owned by Mr. Newman’s wife, 5,417 shares of our common stock held by Mr. Newman as custodian for his granddaughter and 290,720 shares of our common stock held by a family charitable foundation. Mr. Newman disclaims any beneficial interest in the shares of our common stock held for his granddaughter and by the family charitable foundation.

(3)           Includes 996,886 shares of our common stock which Mr. Rufrano has the right to acquire upon exercise of common stock options.

(4)           Includes 148,721 shares of our common stock which Mr. Roche has the right to acquire upon exercise of common stock options.

(5)           Amount owned does not exceed 1% of class.

(6)           Includes 245,244 shares of our common stock which Mr. Siegel has the right to acquire upon exercise of common stock options.

(7)           Includes 320,091 shares of our common stock which Mr. Brumberg has the right to acquire upon exercise of common stock options.

(8)           Includes 228,282 shares of our common stock which Mr. Bernstein has the right to acquire upon exercise of common stock options, 1,740 shares of our common stock owned jointly with his wife, 24,769 shares of our common stock owned by his wife, 3,556 shares of our common stock held by Mr. Bernstein as custodian for the benefit of his daughter and 8,949 shares of our common stock held by Mr. Bernstein as custodian for the benefit of his son. Mr. Bernstein disclaims any beneficial interest in the shares of our common stock held for his children.

(9)           Includes 41,077 shares of our common stock which Mr. Bottorf has the right to acquire upon exercise of common stock options.

(10)         Includes 14,762 shares of our common stock which Mr. Engelman has the right to acquire upon the exercise of common stock options and 1,000 shares of common stock owned jointly with his wife.

(11)         Includes 22,442 shares of our common stock which Mr. Gold has the right to acquire upon exercise of common stock options and 5,899 shares pledged as security for a margin account.

(12)         Includes 22,006 shares of our common stock which Mr. Goldstein has the right to acquire upon exercise of common stock options.

(13)         Includes 15,859 shares of our common stock which Ms. Matis has the right to acquire upon exercise of common stock options.

(14)         Includes 14,762 shares of our common stock which Mr. McCall has the right to acquire upon exercise of common stock options.

(15)         Includes 23,547 shares of our common stock owned by Mr. Newman’s wife and 72,350 shares of our common stock held by The Morris and Ida Newman Family Foundation, of which Mr. Newman is the trustee, as well as 41,077 shares of our common stock which Mr. Newman has the right to acquire upon exercise of common stock options. Mr. Newman disclaims any beneficial interest in the shares of our common stock held by the foundation.

(16)         Includes 2,400 shares of our common stock held by Mr. Puskar’s wife and 14,762 shares of our common stock which Mr. Puskar has the right to acquire upon exercise of common stock options.

(17)         Includes 2,000 shares of our common stock held by Mr. White as custodian for his children, 1,000 shares of our common stock held by a trust for Mr. White’s daughter of which Mr. White is a trustee, 1,000 shares of our common stock owned by Mr. White’s wife, and 41,077 shares of our common stock which Mr. White has the right to acquire upon exercise of common stock options.

(18)         Includes 2,047,406 shares of our common stock which the executive officers and directors have the right to acquire upon exercise of common stock options.

(19)         Represents the number of shares of common stock owned by the Vanguard Group, Inc. (“Vanguard”) based on a Schedule 13G filed with the SEC by Vanguard on February 14, 2007 pursuant to Section 13(g) of the Exchange Act. According to such Schedule 13G, (i) Vanguard has sole voting power with respect to 44,673 shares of our common stock and sole dispositive power with respect to 6,542,257 shares our common stock and (ii) Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 44,673 shares of our common stock as a result of serving as investment manager of collective trust accounts and directs voting of these shares. The Schedule 13G was filed on behalf of Vanguard solely in its capacity as an investment adviser under Section 203 of the Investment Advisers Act of 1940. The business address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(20)         Represents the number of shares of common stock owned by Morgan Stanley based on a Schedule 13G/A filed with the SEC by Morgan Stanley on February 15, 2007 pursuant to Section 13(g) of the Exchange Act. According to such Schedule 13G/A, Morgan Stanley has sole voting power with respect to 5,313,966 shares of our common stock, sole dispositive power with respect to 5,315,625 shares of our common stock and shared voting power with respect to 909 shares of our common stock. Morgan Stanley filed the Schedule 13G/A solely in its capacity as the parent company of, and indirect beneficial owner of securities held by, one of its business units. Morgan Stanley has disclaimed beneficial ownership of a portion of the shares reported, which are owned indirectly through a client vehicle. The business address of Morgan Stanley is 1585 Broadway, New York, New York 10036.

(21)         Represents the number of shares of common stock owned by Barclays Global Investors, NA (“Barclays”), Barclays Global Fund Advisors (“BGFA”), Barclays Global Investors, Ltd. (“BGI”), Barclays Global Investors Japan Trust and Banking Company Limited (“BGI Japan Trust”), and Barclays Global Investors Japan Limited (“BGI Japan Limited”), as a group, based on a Schedule 13G filed with the SEC by the group on January 23, 2007 pursuant to Section 13(g) of the Exchange Act. According to the Schedule 13G, (i) Barclays beneficially owns and has sole dispositive power with respect to 5,410,486 shares of our common stock and has sole voting power with respect to 4,565,343 shares of our common stock, (ii) BGFA beneficially owns and has sole voting and dispositive power with respect to 1,860,959 shares of our common stock, (iii) BGI beneficially owns and has sole voting and dispositive power with respect to 106,516 shares of our common stock, (iv) BGI Japan Trust beneficially owns and has sole voting and dispositive power with respect to no shares of our common stock, and (v) BGI Japan Limited beneficially owns and has sole voting and dispositive power with respect to 69,773 shares of our common stock. The business address of (i) Barclays and BGFA is 45 Fremont Street, San Francisco, California 94105, (ii) BGI is 1 Royal Mint Court, London, EC3N 4HH, (iii) BGI Japan Trust is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan, and (iv) BGI Japan Limited is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402 Japan.

The determination that there were no additional persons, entities or groups known to us to beneficially hold more than 5% of our common stock was based on a review of all statements filed with respect to New Plan since the beginning of the past fiscal year with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act.

Ownership of Series D Depositary Shares

The following table sets forth certain information as to the beneficial ownership, as of February 26, 2007, of Series D depositary shares, within the meaning of Rule 13d 3 under the Exchange Act by persons who beneficially owned more than 5% of the Series D depositary shares outstanding as of February 26, 2007. Since the Series D depositary shares are not registered under Section 12 of the Exchange Act, the holders of our Series D depositary shares are not required to make filings pursuant to Section 13(d) or 13(g) of the Exchange Act.

Name and Business Address (1)	Number of Series D Depositary Shares Beneficially Owned		Percentage of Outstanding Series D Depositary Shares
Capital Research and Management Company	112,500	(2)	7.5%
Spectrum Asset Management, Inc.	435,306	(3)	29.0%

(1)           The business address (i) of Capital Research and Management Company is 333 South Hope Street, Los Angeles, California 90071 and (ii) of Spectrum Asset Management, Inc. is 2 High Ridge Park, Stamford, Connecticut 06905.

(2)           Represents 112,500 Series D depositary shares that Capital Research and Management Company was deemed to beneficially own as a result of acting as investment adviser to various investment companies, and with respect to which Capital Research and Management Company had sole dispositive power, but no voting power. Capital Research and Management Company has disclaimed beneficial ownership of these Series D depositary shares pursuant to Rule 13d-4 under the Exchange Act.

(3)           Represents Series D depositary shares that Spectrum Asset Management, Inc. was deemed to beneficially own as a result of acting as investment adviser. We do not know whether Spectrum Asset Management, Inc., in its role as investment adviser, possesses sole, shared or no voting and dispositive power over these Series D depositary shares.

The information presented above is based solely on information made available to us as of February 26, 2007, and based on such information, there were no other persons, entities or groups known to us to beneficially hold more than 5% of the Series D depositary shares. No current director, director nominee, named executive officer or other current executive officer owned any Series D depositary shares as of February 26, 2007.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

The following loans were made by us over a number of years to assist certain executive officers in their purchase of our common shares. Such loans are unsecured.

•      In July 1997, we advanced a loan totaling $95,062 to Dean Bernstein, our Senior Vice President—Acquisitions/Dispositions. On December 31, 2006, Mr. Bernstein was indebted in the aggregate amount of $95,062 under these loans, which represented the maximum loan amount outstanding during 2006. The amount owed is represented by a demand note bearing interest at a rate of 5% per annum.

•      In June 1994 and July 1997, we advanced loans totaling $111,881 to Steven F. Siegel, our Executive Vice President, General Counsel and Secretary. On December 31, 2006, Mr. Siegel was indebted in the aggregate amount of $111,881 under these loans, which represented the maximum loan amount outstanding during 2006. The amount owed is represented by two demand notes, each bearing interest at 5% per annum.

All of the foregoing loan transactions took place prior to the consummation of the Transactions.

Policy and Procedures Regarding Transactions with Related Persons

On February 26, 2007, the Company adopted a written related person transaction policy and procedures to further the goal of ensuring that any related person transaction is properly reviewed, approved or ratified, if appropriate, and fully disclosed in accordance with applicable rules and regulations. The policies and procedures are intended to supplement the Corporate Governance Guidelines and work in conjunction with the Code of Business Conduct and Ethics, both of which are described above in “Information Regarding Directors, Executive Officers and Corporate Governance – Corporate Governance Guidelines and Codes of Ethics.”

The policies and procedures apply to transactions or arrangements between the Company and any related person, including but not limited to directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups. They do not, however, apply with respect to general conflicts between the interests of the Company and our employees, officers and directors, including issues relating to engaging in a competing business and performing outside or additional work, which are reported and handled in accordance with the Company’s Code of Business Conduct and Ethics and other procedures and guidelines implemented by the Company from time to time.

For purposes of the policies and procedures, a related person transaction is a transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (i) the aggregate amount involved will or may be expected to exceed $120,000, (ii) the Company is a participant, and (iii) any related person has or will have a direct or indirect material interest.

Under the policies and procedures, the directors and executive officers of the Company are responsible for identifying and reporting any proposed transaction with a related person. If any director or officer becomes aware of any transaction or arrangement that has taken place, may be taking place or may be about to take place involving the Company and any related person, such person shall immediately bring the matter to the attention of the Company’s general counsel. Any proposed related person transaction shall be presented by the general counsel to the Board of Directors for its review, or, in the event that the Board of Directors designates a committee of the Board of Directors, to such committee for its review. The Board of Directors or designated committee will then meet, in person or by telephone, to review and discuss the proposed transaction.

All related person transactions must be approved or ratified by either a majority of the disinterested directors of the Board of Directors or by a designated committee of the Board of Directors. If the transaction involves a director, that director will not participate in the action regarding whether to approve or ratify the transaction. In the event that all of the directors are deemed to have an interest in the transaction, the Company may enter into the transaction if it is approved in accordance with the provisions of the Maryland General Corporation Law.

IntermediateCo has not yet adopted similar related person policies and procedures following consummation of the Transactions. IntermediateCo intends to evaluate and consider whether to adopt such related party policies and procedures.

INDEPENDENCE OF DIRECTORS

The following discussions relates to New Plan’s determination of the independence of the Original Directors prior to the consummation of the Transactions.

The Board of Directors has evaluated the status of each director and has affirmatively determined that a majority of our directors, including Ms. Matis and Messrs. Bottorf, Engelman, Gold, Goldstein, McCall, Puskar and White, are “independent,” as such term is defined in the New York Stock Exchange’s listing standards. William Newman and Glenn Rufrano are not independent as they are employees of the Company. In addition, Melvin Newman is not independent as he is the brother of William Newman.

Pursuant to our Corporate Governance Guidelines and the New York Stock Exchange listing standards, in order for a director to be deemed independent, the Board of Directors must affirmatively determine that a director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). After broadly considering all facts and circumstances, the Board of Directors determined that Ms. Matis and Messrs. Bottorf, Engelman, Gold, Goldstein, McCall, Puskar and White have no known relationship (material or otherwise) with the Company.

Mr. Goldstein is the Chancellor of The City University of New York. Baruch College is one of the colleges in The City University of New York system. In 2005, William Newman, our Chairman of the Board of Directors, agreed to make a personal charitable contribution in the amount of $25 million over 5 years to Baruch College. This was a personal gift by Mr. Newman that was not sponsored or endorsed by the Company in any manner. The Board of Directors determined that since the gift was personal and did not involve the Company or its management, no relationship existed between Mr. Goldstein and the Company as a result of Mr. Newman’s gift, and determined that this charitable gift by Mr. Newman does not in any way interfere with or influence Mr. Goldstein’s exercise of independent judgment as a director of the Company.

Item 14.                 Principal Accountant Fees and Services

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

The following discussions relates to fees and other information regarding New Plan’s independent auditors prior to the consummation of the Transactions.

New Plan’s consolidated financial statements for the fiscal year ended December 31, 2006 have been audited by PricewaterhouseCoopers LLP, which served as our independent auditors for the last fiscal year and has been selected to serve as our independent auditors for the current fiscal year.

For services rendered to New Plan Excel Realty Trust, Inc. during, or in connection with, our 2006 and 2005 fiscal years, as applicable, PricewaterhouseCoopers LLP billed the following fees:

	2006	2005
Audit Fees	$689,684	$612,542

Audit-Related Fees	$61,243	$119,511

Tax Fees	$0	$0

All Other Fees	$0	$0

Audit Fees for 2006 included bills for services rendered in connection with our filing of a shelf registration statement in April 2006 ($7,208), our Rule 144A convertible debt offering, and filing of a related Current Report on Form 8-K, in September 2006 ($85,581), and our filing of a shelf registration statement in November 2006 registering the resale of our previously issued convertible senior notes and the shares of our common stock issuable upon conversion of the convertible senior notes ($10,995).

Audit-Related Fees for 2006 included bills for services rendered in connection with consultations regarding the impact on our financial statements of our OPP Plan and long-term incentive compensation awards made under the OPP Plan to our executive officers ($33,173), accounting consultations in connection with a potential transaction ($4,712) [, and accounting consultations regarding the impact on our financial statements of our captive insurance program ($23,358)].

Audit Fees for 2005 included bills for services rendered in connection with our debt offering in January 2005 and the creation of our new medium-term notes program in January 2005 ($30,352), our filing of a shelf registration statement and a related Current Report on Form 8-K in January 2005 ($23,402), our filing of an amendment to the January 2005 shelf registration statement in March 2005 ($6,636), our filing of a Current Report on Form 8-K in August 2005 in connection with the completion of the sale and contribution of 69 community and neighborhood shopping centers to Galileo America LLC and certain related transactions (the “Galileo Transactions”) ($12,728) and our debt offering in September 2005 ($17,324).

Audit-Related Fees for 2005 included bills for services rendered in connection with consultations regarding the impact on our financial statements of certain long-term incentive compensation components of our Chief Executive Officer’s employment agreement ($14,865), performing due diligence ($57,197) and accounting consultations ($36,633) regarding the Galileo Transactions, and accounting consultations in connection with a potential transaction ($10,816).

In addition to the foregoing, PricewaterhouseCoopers LLP billed an aggregate of approximately $196,400 and $123,400 in 2006 and 2005, respectively, for audit and other services provided with respect to the 2006 and 2005 fiscal years to four joint ventures and three joint ventures, respectively, in which we have equity interests.

All audit and audit-related services were pre-approved by the audit committee, either pursuant to the audit committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence from the Company.

Pre-Approval Policies and Procedures

New Plan’s committee’s policy is to review and pre-approve, either pursuant to the audit committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the audit committee, any engagement of the Company’s independent auditor to provide any audit or permissible non-audit service to the Company. Pursuant to the Audit and Non-Audit Services Pre-Approval Policy, which is annually reviewed and reassessed by the audit committee, a list of specific services within certain categories of services, including audit, audit-related, tax and other services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by the Company for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the audit committee. In addition, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the audit committee. The audit committee has delegated authority to its chairman to specifically pre-approve engagements for the performance of audit and permissible non-audit services, provided that the estimated cost for such services shall not exceed $100,000. The chairman must report all pre-approval decisions to the audit committee at its next scheduled meeting and provide a description of the terms of the engagement, including (1) the type of services covered by the engagement, (2) the dates the engagement is scheduled to commence and terminate, (3) the estimated fees payable by the Company pursuant to the engagement, (4) other material terms of the engagement, and (5) such other information as the audit committee may request.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)(3)  Exhibits.

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
*10.27

New Plan Excel Realty Trust, Inc. Deferred Compensation Plan, amended and restated as of February 26, 2007, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. †

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

*12.1	Ratio of Earnings to Fixed Charges, filed as Exhibit 12.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
*12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, filed as Exhibit 12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
*21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
*23	Consent of PricewaterhouseCoopers LLP, filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

*             Incorporated herein by reference as above indicated.

†              Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Super IntermediateCo LLC
(Registrant)

By:
Glenn J. Rufrano
Chief Executive Officer and President

By:
John B. Roche
Chief Financial Officer

Dated:  April 30, 2007