Form 10-Q
period 2007-03-31
Centro NP LLC
filed 2007-05-09
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 1-12244

CENTRO NP LLC

(Exact name of registrant as specified in its charter)

MARYLAND	64-0955724
(State or other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of Principal Executive Offices) (Zip Code)

212-869-3000
(Registrant’s Telephone Number, Including Area Code)

New Plan Excel Realty Trust, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Large Accelerated Filer  ☑              Accelerated Filer  ☐          Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐     NO ☑

The common stock of New Plan Excel Realty Trust, Inc. ceased to be outstanding as of April 20, 2007, and was accordingly de-listed under Section 12 of the Securities Exchange Act of 1934, as amended.

Centro NP LLC
(as successor by merger and liquidation to New Plan Excel Realty Trust, Inc.)

Explanatory Note

On February 27, 2007, New Plan Excel Realty Trust, Inc. (“New Plan”), and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, is the general partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centro NP LLC (formerly Super IntermediateCo LLC) (“Centro NP”), Super MergerSub Inc. (“MergerSub”), and Super DownREIT MergerSub LLC (“Super REIT MergerSub” and together with Centro NP and Merger Sub, the “Buyer Parties”).  The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company (“Centro”).  Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the “Offer”) to purchase all outstanding shares of common stock, par value $0.01 per share (“Common Stock”), of New Plan at a price of $33.15 per share, net to the holders thereof, in cash (the “Offer Price”).  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007.  On April 19, 2007, MergerSub exercised its top-up option pursuant to the Merger Agreement to acquire additional shares of Common Stock from New Plan at purchase price equal to the Offer Price.

As described in New Plan’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 20, 2007 (the “8-K”), on April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the “Merger”), with New Plan surviving the Merger, and in connection therewith, Super DownREIT Acquisition L.P. (“DownREIT Acquisition”) merged with and into Excel Realty Partners, L.P. (the “DownREIT Partnership”) with the DownREIT Partnership continuing as the surviving limited partnership (the “DownREIT Merger,” and together with the Merger, the “Mergers”).  As more fully described in the 8-K, in connection with the Merger, each share of Common Stock (other than shares held by New Plan or any subsidiary of New Plan or by Purchaser) was converted into the right to receive the same $33.15 in cash per share as was paid in the Offer, without interest, (b) each outstanding option to purchase Common Stock under any employee stock option or incentive plan became fully vested and exercisable (whether or not then vested or subject to any performance condition that has not been satisfied, and regardless of the exercise price thereof or the terms of any other agreement regarding the vesting, delivery or payment thereof) and were cancelled in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of the Offer Price over the exercise price per share of such option.  As a result of the Merger, New Plan became a wholly owned subsidiary of Centro NP and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger.

Immediately following the Merger, on April 20, 2007, New Plan, as the surviving corporation of the Merger, was liquidated (the “Liquidation”), and in connection with the Liquidation, all of New Plan’s assets were transferred to, and all of its liabilities were assumed by, Centro NP.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

In connection with the Mergers, Centro NP, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture (as defined below)) and U.S. Bank Trust National Association, as trustee (the “Trustee”) entered into supplemental indentures (the “Supplemental Indentures”), each dated as of April 20, 2007, to (i) the Indenture dated as of March 29, 1995 (the “1995 Indenture”), by and between New Plan (as successor to New Plan Realty Trust) and the Trustee (as successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston), (ii) the Indenture dated as of February 3, 1999 (the “1999 Indenture”), by and among New Plan, New Plan Realty Trust, as guarantor, and the Trustee (as successor to State Street Bank and Trust Company), and (iii) the Indenture dated as of January 30, 2004 (the “2004 Indenture”, and collectively with the 1995 Indenture and the 1999 Indenture, the “Indentures”), by and between New Plan and the Trustee.  The Supplemental Indentures each provide for the assumption by Centro NP of all of the obligations of New Plan under each of the Indentures, effective upon consummation of the New Plan Merger.

Centro NP, as the successor obligor on the Company’s unsecured senior notes intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the unsecured senior notes or pursuant to Section 15(d) of the Exchange Act.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Centro NP LLC (as successor by merger and liquidation to New Plan Excel Realty Trust, Inc.) (“we”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

CENTRO NP LLC
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
 (In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Rental income	$87,330	$86,762
Percentage rents	1,741	2,353
Expense reimbursements	24,994	21,376
Fee income	8,636	3,969
Total revenues	122,701	114,460

Operating Expenses:
Operating costs	20,584	18,064
Real estate taxes	16,335	13,895
Depreciation and amortization	24,545	22,383
Provision for doubtful accounts	2,412	2,193
General and administrative	15,775	7,011
Total operating expenses	79,651	63,546

Income before real estate sales, minority interest and other income and expenses	43,050	50,914

Other income and expenses:
Interest, dividend and other income	1,245	834
Equity in income of unconsolidated ventures	1,593	1,494
Interest expense	(25,245)	(22,781)
Minority interest in income of consolidated partnership and joint ventures	(291)	(150)
Income from continuing operations	20,352	30,311

Discontinued operations:
Income from discontinued operations (Note 5)	3,692	8,198

Net income	$24,044	$38,509

Preferred dividends	(5,504)	(5,484)
Net income available to common stock – basic	18,540	33,025
Minority interest in income of consolidated partnership	291	150
Net income available to common stock – diluted	$18,831	$33,175

Basic earnings per common share:
Income from continuing operations	$0.14	$0.24
Discontinued operations	0.04	0.08
Basic earnings per share	$0.18	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.14	$0.23
Discontinued operations	0.03	0.08
Diluted earnings per share	$0.17	$0.31

Average shares outstanding – basic	103,352	104,257
Average shares outstanding – diluted	109,673	108,602

Dividends per common share	$0.3125	$0.3125

Other comprehensive income:
Net income	$24,044	$38,509
Unrealized gain on available-for-sale securities	347	534
Unrealized (loss) gain on deferred compensation	(46)	18
Realized gain on interest risk hedges, net	359	359
Unrealized loss on interest risk hedges, net	(1)	—
Comprehensive income	$24,703	$39,420

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(In thousands, except fractions, percentages and par value amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate:
Land	$738,760	$724,596
Building and improvements	2,904,965	2,841,158
Accumulated depreciation and amortization	(449,141)	(430,207)
Net real estate	3,194,584	3,135,547
Real estate held for sale	28,718	28,649
Cash and cash equivalents	1,901	7,916
Restricted cash	21,702	23,662
Marketable securities	6,128	5,847
Receivables:
Trade, net of allowance for doubtful accounts of $20,702 and $19,386 at March 31, 2007 and December 31, 2006, respectively	28,505	29,422
Deferred rent, net of allowance of $1,748 and $1,702 at March 31, 2007 and December 31, 2006, respectively	33,213	32,169
Other, net	31,141	22,582
Mortgages and notes receivable	634	4,412
Prepaid expenses and deferred charges	45,358	47,550
Investments in/advances to unconsolidated ventures	95,925	91,401
Intangible assets, net of accumulated amortization of $22,595 and $19,754 at March 31, 2007 and December 31, 2006, respectively	88,055	88,256
Other assets	18,685	17,486
Total assets	$3,594,549	$3,534,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $10,749 and $11,563 at March 31, 2007 and December 31, 2006, respectively	$438,386	$448,910
Notes payable, net of unamortized discount of $5,665 and $5,911 at March 31,2007 and December 31, 2006, respectively	1,167,807	1,166,950
Credit agreements	269,000	191,000
Capital leases	27,411	27,500
Dividends payable	37,662	37,529
Other liabilities	139,435	150,585
Tenant security deposits	10,704	10,203
Total liabilities	2,090,405	2,032,677

Minority interest in consolidated partnership and joint ventures	68,804	57,485

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000 shares authorized; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 150 shares issued and outstanding at March 31, 2007 and December 31, 2006; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 800 shares issued and outstanding at March 31, 2007 and December 31, 2006	10	10
Common stock, $0.01 par value, 250,000 shares authorized; 103,638 and 103,420 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,036	1,034
Additional paid-in capital	2,013,561	2,009,705
Accumulated other comprehensive loss	(10,190)	(10,850)
Accumulated distribution in excess of net income	(569,077)	(555,162)
Total stockholders’ equity	1,435,340	1,444,737
Total liabilities and stockholders’ equity	$3,594,549	$3,534,899

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited, in thousands)

	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$24,044	$38,509
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24,551	23,275
Amortization of net premium/discount on mortgages and notes payable	(568)	(523)
Amortization of deferred debt and loan acquisition costs	1,865	615
Amortization of stock options	1,097	463
Interest on swaps	359	492
Amortization of asset retirement liabilities	15	272
Amortization of below market leases	(785)	(408)
Gain on sale of discontinued operations, net	(2,464)	(5,720)
Minority interest in income of partnership	291	150
Impairment of real estate assets	—	98
Equity in income of unconsolidated ventures	(1,593)	(1,180)
Distributions of income from unconsolidated ventures	2,033	2,101
Changes in operating assets and liabilities, net:
Change in restricted cash	1,960	(267)
Change in trade receivables	917	1,265
Change in deferred rent receivables	(1,044)	(915)
Change in other receivables	(8,560)	2,543
Change in other liabilities	(15,055)	(14,770)
Change in tenant security deposits	501	280
Change in sundry assets and liabilities	557	(8,123)
Net cash provided by operating activities	28,121	38,157

Cash flows from investing activities:
Real estate acquisitions and building improvements	(45,669)	(24,682)
Acquisition, net of cash and restricted cash received	(27,014)	(7,920)
Proceeds from real estate sales, net	4,404	17,805
Repayments of mortgage notes receivable, net	3,778	34
Leasing commissions paid	(1,906)	(2,743)
Cash from joint venture consolidation (Note 2)	14	—
Proceeds from sale of joint venture interest	—	782
Capital contributions to unconsolidated joint ventures	(1,328)	(3111)
Distributions of capital from unconsolidated joint ventures	1,442	11,296
Net cash used in investing activities	(66,279)	(8,539)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(9,799)	(7,396)
Proceeds from credit facility borrowing	85,000	40,000
Repayment of credit facility	(7,000)	(25,000)
Distributions paid to minority partners	(993)	(900)
Dividends paid	(37,597)	(37,875)
Proceeds from exercise of stock options	693	802
Repayment of loans receivable for the purchase of common stock	—	114
Proceeds from dividend reinvestment plan	1,839	1,932
Net cash provided by (used in) financing activities	32,143	(28,323)

Net increase (decrease) in cash and cash equivalents	(6,015)	1,295

Cash and cash equivalents at beginning of period	7,916	9,202

Cash and cash equivalents at end of period	$1,901	$10,497

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$38,404	$34,334
Capitalized interest	4,562	2,960
State and local taxes paid	151	105
Mortgages assumed, net	—	—
Partnership units issued in acquisition	12,020	—

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Description of Business

Prior to the transactions described in Note 14, “Subsequent Events,” New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, the “Company”) was operated as a self-administered, self-managed real estate investment trust (“REIT”).  The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States.

Note 2:           Summary of Significant Accounting Policies

Principles of Consolidation

As more fully described in Note 14, “Subsequent Events,” on February 27, 2007, the Company and the DownREIT Partnership entered into the Merger Agreement with the Buyer Parties.  The Buyer Parties are affiliates of Centro.  Pursuant to the Merger Agreement, MergerSub commenced and completed the Offer to purchase all outstanding shares of Common Stock of New Plan Excel Realty Trust, Inc. at the Offer Price.  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007.  On April 19, 2007, MergerSub exercised its top-up option under the Merger Agreement and purchased from New Plan, at a purchase price equal to the Offer Price, a number of additional shares of common stock sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of or any other action by the remaining New Plan stockholders.

As more fully described in Note 14, “Subsequent Events,” and as described in the Company’s 8-K, on April 20, 2007, the Company, Centro NP, MergerSub, and DownREIT Acquisition completed the Mergers.  Immediately following the Merger, on April 20, 2007, and in connection with the Liquidation, all of New Plan’s  assets were transferred to, and all of its liabilities were assumed by, Centro NP.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act, with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

All references to “we,” “us,” “our,” “ours,” “New Plan” or the “Company” in these notes refer to New Plan Excel Realty Trust, Inc. and its wholly-owned and majority owned subsidiaries and consolidated entities prior to the completion of the Mergers, unless the context indicates otherwise.

The accompanying consolidated financial statements reflect the accounts of the Company.  The portion of these entities not owned by the Company is presented as minority interest as of and during the periods presented.  All inter-entity transactions have been eliminated.

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

 Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The consolidated statements of income and comprehensive income for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

Earnings per Share of Common Stock

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per share.  Earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of the DownREIT Partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $20.7 million and $19.4 million as of March 31, 2007 and December 31, 2006, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

Employee Loans

Prior to 2001, the Company had made loans to officers and employees primarily for the purpose of purchasing the Company’s common stock.  These loans are demand and term notes bearing interest at rates ranging from 5.0% to 6.0%.  Interest on such loans is payable quarterly.  Loans made for the purchase of common stock are reported as a deduction from stockholders’ equity.  At March 31, 2007 and December 31, 2006, the Company had aggregate loans to employees of approximately $0.5 million.

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

Balance at December 31, 2006	$16,015

Costs capitalized	831
Amortization / write-offs	(962)

Balance at March 31, 2007	$15,884

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

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which the Company adopted as of December 31, 2005.  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.0 million as of March 31, 2007.  During the three months ended March 31, 2007 the Company recorded approximately $14,779 of accretion associated with its asset retirement obligation liability.

Self-Insured Health Plan

Beginning in May 2003, the Company implemented a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.6 million and $0.8 million at March 31, 2007 and December 31, 2006, respectively.

General Liability Insurance

The Company has one wholly-owned captive insurance company, ERT CIC, LLC (“ERT CIC”), which underwrites the first layer of general liability insurance programs for the Company’s wholly-owned, majority-owned and joint venture properties (excluding properties owned by CA New Plan Acquisition Fund, LLC, CA New Plan Direct Investment Fund, LLC and CA New Plan Venture Fund, LLC, which are covered under a separate policy).  The Company carries general liability insurance on its properties in amounts that it believes (i) adequately insures all of its properties and (ii) are in line with coverage obtained by owners of similar properties.  The Company has purchased stop loss insurance, which will reimburse the Company for individual claims in excess of $0.3 million annually, or aggregate claims in excess of $3.7 million annually.  If the Company experiences a loss and ERT CIC is required to pay under its insurance policy, the Company would ultimately record a loss to the extent of such required payment.  Because the Company owns ERT CIC, the Company is responsible for ERT CIC’s liquidity and capital resources, and the accounts of ERT CIC are part of the Company’s consolidated financial statements.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  Lease termination fees were approximately $2.0 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively.

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets.  As a REIT, the Company is not subject to federal income tax with respect to the portion of its income that meets certain criteria and is distributed annually to the stockholders.  Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.  Through April 20, 2007, the Company operated in a manner that allowed it to continue to meet the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.  The Company is subject to certain state and local taxes.  Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income.

The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary (“TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.  The Company has elected to treat certain of its corporate subsidiaries as TRSs.  At March 31, 2007, the Company’s TRSs had a tax net operating loss (“NOL”) carryforward of approximately $27.8 million, expiring from 2015 to 2020.  In addition, the Company’s TRSs had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold.  The Company’s TRSs have ascribed a full valuation allowance to their net deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company has evaluated the impact of the adoption of FIN 48 on its consolidated financial statements and has concluded that as of March 31, 2007 it does not have any uncertain tax positions.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 allows entities to report selected financial assets and liabilities at fair value.  Prior to the issuance of this new guidance, related assts and liabilities had been measured differently, resulting in artificial earnings volatility and the undue complexity of applying other accounting guidance.  SFAS No. 159 aims to alleviate those types of reporting issues in addition to enhancing comparisons between entities and expanding disclosures of interest to financial statement users.  SFAS No. 159 also serves to advance convergence of FASB guidance with that of the International Accounting Standards Board, which has previously adopted a fair value option.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, but early adoption is permitted.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations however the adoption of SFAS No. 159 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Note 3:           Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2007, the Company acquired one shopping center and one land parcel.  Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area (1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Land at the Rising Sun Towne Centre	Rising Sun, MD	Land	01/05/07	2.8 Acres	$2.0	—	—	$2.0
Stewart Plaza	Garden City, NY	Shopping Center	01/24/07	193,622	$32.7	$6.3	—	$26.4
	Total				$34.7	$6.3	—	$28.4

(1)          Amounts in square feet, unless otherwise noted.

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

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area (1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	Shopping Center	01/27/06	6,580	$2.3	—	—	$2.3
Building at Hazel Path	Hendersonville, TN	Shopping Center	02/21/06	94,977	$4.8	—	—	$4.8
Shoppes at Hickory Hollow	Antioch, TN	Shopping Center	09/21/06	144,469	$15.5	—	$10.8	$4.7
The Quentin Collection	Kildeer, IL	Shopping Center	09/22/06	171,179	$38.2	—	—	$38.2
the Shoppes at Cinnaminson	Cinnaminson, NJ	Land	09/29/06	40 acres	$10.7	—	—	$10.7
Land at Brentwood Plaza	Cincinnati, OH	Land	10/19/06	1.2 acres	$0.7	—	—	$0.7
Ventura Downs (2) (3)	Kissimmee, FL	Shopping Center	11/01/06	98,191	$42.7	—	—	$27.1
Odessa-Winwood Town Center (2) (4)	Odessa, TX	Shopping Center	11/01/06	343,603	—	—	$15.6	—
A&P Fresh Market	Clark, NJ	Leasehold Interest	11/10/06	—	—	—	—	—
Land at Culpepper Plaza	College Station, TX	Land	11/16/06	0.6 acres	$0.2	—	—	$0.2

Fox Run Mall	Glastonbury, CT	Shopping Center	12/01/06	97,086	$17.5	$4.8	—	$12.7
Land at Rising Sun Towne Center	Rising Sun, MD	Land	12/05/06	5.3 acres	$0.7	—	—	$0.7
Land at Victory Square	Savannah, GA	Land	12/12/06	9.8 acres	$0.6	—	—	$0.6
Memphis Commons	Memphis, TN	Shopping Center	12/21/06	336,638	$42.0	—	$17.2	$24.8
Land at Wabash Crossing (5)	Wabash, IN	Land	12/22/06	26.5 acres	$2.6	—	—	$2.6
	Total				$178.5	$4.8	$43.6	$130.1

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

Dispositions

During the three months ended March 31, 2007, the Company sold two land parcels for aggregate gross proceeds of approximately $4.5 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

During 2006, the Company sold 29 properties and six land parcels for aggregate gross proceeds of approximately $124.0 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 2), the Company recorded the results of operations and the related gain on sale as income from discontinued operations (Note 5).

Note 4:           Real Estate Held for Sale and Impaired Real Estate

As of March 31, 2006, three retail properties, three land parcels and one miscellaneous property were classified as “Real estate held for sale.”  These properties are located in six states and have an aggregate gross leasable area of approximately 0.4 million square feet.  Such properties had an aggregate book value of approximately $28.7 million, net of accumulated depreciation of approximately $0.8 million, as of March 31, 2007.  In accordance with SFAS No. 144 (Note 2), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 5).

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

Note 5:   Income from Discontinued Operations

The following is a summary of income from discontinued operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	March 31,
	2007	2006
Total revenue
Real estate held for sale	$962	$865
Other discontinued operations	(106)	3,979
Total revenue	856	4,844

Operating costs
Real estate held for sale	(147)	(147)
Other discontinued operations	(42)	(842)

Real estate taxes
Real estate held for sale	(141)	(63)
Other discontinued operations	(23)	(523)

Interest expense
Real estate held for sale	—	—
Other discontinued operations	—	—

Depreciation and amortization
Real estate held for sale	(6)	(38)
Other discontinued operations	—	(854)

Provision for doubtful accounts
Real estate held for sale	1	—
Other discontinued operations	730	199

General and Administrative
Real estate held for sale	—	—
Other discontinued operations	—	—

Total operating costs	372	(2,268)

Income from discontinued operations before impairment and gain on sale	1,228	2,576

Gain on sale of other discontinued operations	2,464	5,720

Impairment of real estate held for sale and other discontinued operations	—	(98)

Income from discontinued operations	$3,692	$8,198

Note 6:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2007 and December 31, 2006 (dollars in thousands).  The Company accounts for these investments using the equity method.

				Company
					Investments in/Advances to
					Unconsolidated Ventures
				Percent	March 31,	December 31,
	City	State	JV Partner	Ownership	2007	2006
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$6,655	$6,477

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$611	$1,039
BPR Shopping Center, L.P. (1)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$2,904	$2,808

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$868	$871

CA New Plan Acquisition Fund, LLC (3)	Various	Various	Major U.S. Pension Fund	10%	$2,331	$2,408

CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$768	$744

CA New Plan Venture Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$3,265	$3,258

Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$33,703	$34,843

NP/I&G Institutional Retail Company, LLC (5)	Various	Various	JPMorgan Investment Management, Inc.	20%	$28,626	$29,174

NP/I&G Institutional Retail Company II, LLC (6) (7)	—	—	JPMorgan Investment Management, Inc.	20%	$8,189	$1,808

NPK Redevelopment I, LLC (8)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$4,057	$3,557

NP/SSP Baybrook, LLC (6)	Webster	TX	JPMorgan Investment Management, Inc.	20%	$2,473	$2,892

Westgate Mall, LLC (9)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$1,475	$1,522

		Investments in/Advances to Unconsolidated Ventures			$95,925	$91,401

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

(7)             The joint venture did not own any properties as of December 31, 2006.

(8)             The Company has committed to contribute a total of $6.0 million to this joint venture.  Percent ownership represents the Company’s ownership interest in the joint venture subsequent to such contribution.  The Company receives increasing participation after a 10% return.

(9)             The Company receives increasing participation after a 13% IRR.

Combined summary unaudited financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets	March 31, 2007	December 31, 2006
Assets:
Real estate assets	$3,131,339	$3,030,086
Accumulated depreciation	(176,596)	(156,235)
Net real estate	2,954,743	2,873,851
Trade receivables, net of allowance for doubtful account	29,655	27,536
Other assets, net of accumulated amortization	202,494	206,717
Total Assets	$3,186,892	$3,108,104

Liabilities:
Mortgages payable, net of unamortized premium	$2,021,290	$1,930,025
Credit facilities	—	—
Amounts payable to New Plan	9,559	6,314
Other liabilities	123,469	129,672
Total liabilities	2,154,318	2,066,011
Total partners’ capital	1,032,574	1,042,093
Total liabilities and partners’ capital	$3,186,892	$3,108,104

Company’s investments in/advances to unconsolidated ventures	$95,925	$91,401

	Three Months Ended
Condensed Combined Statements of Income	March 31,
	2007	2006
Rental revenues	$94,354	$78,850
Operating expenses	(27,449)	(21,710)
Interest expense	(27,629)	(23,175)
Depreciation and amortization	(27,096)	(25,861)
Other income, net	375	(67)
Gain on sale of real estate	927	771
Gain from discontinued operations	—	152
Net income	$13,482	$8,960

Company’s share of net income (1)	$1,593	$1,494

(1)             For the three months ended March 31, 2007 and 2006, amount includes approximately $0.3 million of fee income adjustments, representing the Company’s ownership interest in fee income earned.

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of March 31, 2007.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $47.6 million as of March 31, 2007.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 24.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2007.

•      BPR Shopping Center, L.P.  The Company has a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $67.6 million as of March 31, 2007.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2007.

•      CA New Plan Acquisition Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for asset acquisitions, up to a maximum amount of $4.2 million, of which approximately $2.4 million had been contributed by the Company as of March 31, 2007.  The Company anticipates contributing the remaining approximate $1.8 million by the end of 2007.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  As of March 31, 2007, the joint venture owned seven stabilized retail properties and one retail property under redevelopment.  The joint venture had loans outstanding of approximately $67.9 million as of March 31, 2007.

•      CA New Plan Venture Direct Investment Fund, LLC.  The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below).  Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.4 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture.  As of March 31, 2007, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. As of March 31, 2007, the joint venture owned five stabilized retail properties and one retail property under redevelopment.  The joint venture had loans outstanding of approximately $45.0 million as of March 31, 2007.

•      CA New Plan Venture Fund, LLC.  During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.  As of March 31, 2007, the joint venture owned four stabilized retail properties and one retail property under redevelopment.  Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of

$0.9 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture.  As of March 31, 2007, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $47.3 million as of March 31, 2007.

•      Galileo America LLC.  The Company has a 5% interest in this joint venture, which interest was acquired in conjunction with the Galileo Transactions (Note 3).  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of March 31, 2007, this joint venture was comprised of 134 stabilized retail properties, three retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 stabilized retail properties as of March 31, 2007.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Company initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Company together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Company’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Company in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Company increased its committed capital to the venture to $31.9 million, of which approximately $31.1 million had been contributed as of March 31, 2007.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $281.2 million as of March 31, 2007.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Company formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of March 31, 2007, the Company had contributed approximately $8.2 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of March 31, 2007, the joint venture owned two stabilized retail properties.  The joint venture had loans outstanding of approximately $35.0 million as of March 31, 2007.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has committed to contribute $6.0 million, $4.1 million of which had been contributed by the Company as of March 31, 2007.  After the contribution of the total committed amount, the Company will have a 20% interest in the venture and will be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2007.

•      NP/SSP Baybrook, LLC.  In December 2006, the Company formed a third strategic joint venture with JP Morgan Investment Management Inc. for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of March 31, 2007.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $32.6 million as of March 31, 2007.

Note 7:   Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	March 31, 2007	December 31, 2006	Amortization Period
In-place lease value, legal fees and leasing commissions, net (Note 2)	$45,105	$44,860	Life of lease
Above market leases acquired, net (Note 2)	4,824	4,877	Life of lease
Amounts paid for asset management fee stream, net (Note 2)	17,729	17,845	40 years
Amounts paid for property management rights, net (Note 2)	20,397	20,674	20 years
Total	$88,055	$88,256

Aggregate amortization expense on these assets for the three months ended March 31, 2007 and 2006 was approximately $2.7 million and $2.8 million, respectively, and included write-offs of approximately $0.1 million and $0.6 million, respectively.  The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2007 (remaining nine months)	$8,261
2008	9,080
2009	8,141
2010	6,892
2011	4,479

Note 8:   Debt Obligations

As of March 31, 2007 and December 31, 2006, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

		Carrying Value as of
	Maximum Amount Available	March 31, 2007	December 31, 2006	Stated Interest Rates	Scheduled Maturity Date
CREDIT AGREEMENTS
Amended Revolving Facility	$350,000	$119,000	$41,000	LIBOR + 55 bp (1) (2)	August 2010
Amended Secured Term Loan	150,000	150,000	150,000	LIBOR + 55 bp (1)	August 2010
Total Credit Agreements	$500,000	$269,000	$191,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$418,505	$428,045	5.240% - 9.625%	2007 – 2028
Variable Rate Mortgages		9,132	9,302	Variable (3)	2009 – 2011
Total Mortgages		427,637	$437,347
Net unamortized premium		10,749	11,563
Total Mortgages, net		$438,386	$448,910

NOTES PAYABLE
7.35% unsecured notes		$30,000	30,000	7.350%	June 2007
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
3.75% unsecured notes (4)		115,000	115,000	3.750%	June 2010
4.50% unsecured notes (5)		150,000	150,000	4.500%	February 2011
3.70% unsecured notes (6)		200,000	200,000	3.700%	September 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		1,175,000	1,175,000
Net unamortized discount		(5,665)	(5,911)
Impact of pay-floating swap agreements		(1,528)	(2,139)
Total Notes, net		$1,167,807	$1,166,950

CAPITAL LEASES		$27,411	$27,500	7.500%	June 2031

TOTAL DEBT		$1,902,604	$1,834,360

(1)             The Company incurs interest using the 30-day LIBOR rate which was 5.32% as of March 31, 2007.  The interest rate on this facility adjusts based on the Company’s credit rating.

(2)             The Company also incurs an annual facility fee of 15 basis points on this facility.

(3)             As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 5.32% as of March 31, 2007, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.43% as of March 31, 2007, plus spreads ranging from 12.5 to 37.5 basis points.

(4)             Represents convertible senior notes.  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion price is $25.00 per share.  On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.

(5)             The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(6)             Represents convertible senior notes issued in a private offering completed on September 19, 2006 (as further discussed below).  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion rate is 30.5506 shares of the Company’s common stock for each $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share).  On or after September 20, 2011, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders may require the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is September 15, 2026, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.

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

The Company’s ability to borrow under both the Amended Revolving Facility and the Amended Secured Term Loan (together, the “Credit Agreements”) is subject to its ongoing compliance with a number of covenants, including with respect to the Company’s ability to incur liens on its property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with its affiliates.  In addition, the Credit Agreements require that the Company maintain certain financial coverage ratios and other debt covenants.  As of March 31, 2007, these coverage ratios and debt covenants included:

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

•                  book value of new construction assets to total adjusted assets of no more than 15%; and

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%.

As of March 31, 2007, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2007 (remaining nine months)	$52,850
2008	174,404
2009	199,138
2010	449,362
2011	372,221
Thereafter	651,073
Total debt maturities	1,899,048

Net unamortized premiums on mortgages	10,749
Net unamortized discount on notes	(5,665)
Fair value adjustment on pay-floating swap agreements	(1,528)

Total debt obligations	$1,902,604

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

As of March 31, 2007, the Company also had two reverse arrears swap agreements.  The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2007 (dollars in thousands).  The notional amounts at March 31, 2007 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(1,005)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(523)
Forward Starting Swap	Interest Rate	75,000	5.558%	06/15/17	(2,317)
Forward Starting Swap	Interest Rate	75,000	5.612%	06/04/18	(2,284)
		$215,000			$(6,129)

As of March 31, 2007, the reverse arrears swap debt of approximately $1.5 million was reported as a component of the notes payable to which it was assigned.  As of March 31, 2007, the forward starting swaps of approximately $4.6 million were reported in Other liabilities.  As of March 31, 2007, there were approximately $8.4 million in deferred losses, net, included in OCI, representing the unamortized portion of the settled swaps.

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

Note 10:         Minority Interest in Consolidated Partnership and Joint Ventures

In 1995, the DownREIT Partnership, a consolidated entity, was formed to own certain real estate properties.  A wholly owned subsidiary of the Company is the sole general partner of the DownREIT Partnership and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations.  Properties have been contributed to the DownREIT Partnership in exchange for limited partnership units (which may be redeemed at stipulated prices for cash or, at the Company’s option, shares of common stock of the Company at certain exchange rates), cash and the assumption of mortgage indebtedness.  The DownREIT Partnership unit information is summarized as follows:

	Total Units	Company Units	Limited Partner Units
Outstanding at December 31, 2006	8,059,373	5,244,321	2,815,052
Issued (1) (2)	892,901	455,578	437,323
Redeemed	—	—	—

Outstanding at March 31, 2007	8,952,274	5,699,899	3,252,375

(1)    Limited partnership units were issued to the Company in connection with the Company’s contribution of two properties to the DownREIT Partnership.

(2)    Limited partnership units were issued in connection with the Company’s acquisition of (1) Stewart Plaza (231,929 limited partnership units) and (2) a partial interest in one property currently held in NP/I&G Institutional Retail Company II, LLC, one of the Company’s joint ventures (205,394 limited partnership units).

Note 11:         Stockholders’ Equity

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 2), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Three Months Ended
	March 31,
	2007	2006
Basic EPS
Numerator:
Income from continuing operations	$20,352	$30,311
Preferred dividends	(5,504)	(5,484)
Income available to common shares from continuing operations – basic	14,848	24,827

Income available to common shares from discontinued operations – basic	3,692	8,198

Net income available to common shares – basic	$18,540	$33,025

Denominator:
Weighted average of common shares outstanding	103,352	104,257

Earnings per share – continuing operations	$0.14	$0.24
Earnings per share – discontinued operations	0.04	0.08
Basic earnings per common share	$0.18	$0.32

Diluted EPS
Numerator:
Income from continuing operations	$20,352	$30,311
Preferred dividends	(5,504)	(5,484)
Minority interest in consolidated partnership	291	150
Income available to common shares from continuing operations – diluted	15,139	24,977

Income available to common shares from discontinued operations – diluted	3,692	8,198

Net income available to common shares – diluted	$18,831	$33,175

Denominator:
Weighted average of common shares outstanding – basic	103,352	104,257
Effect of diluted securities:
Options and contingently issuable shares	2,114	1,350
Excel Realty Partners, L.P. third party units	3,314	2,924
Convertible debt	846	—
Restricted stock	47	71
Weighted average of common shares outstanding - diluted	109,673	108,602

Earnings per share – continuing operations	$0.14	$0.23
Earnings per share – discontinued operations	0.03	0.08
Diluted earnings per common share	$0.17	$0.31

Note - For the three months ended March 31, 2007 and 2006, there were no stock options that were anti dilutive.

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

Stock Repurchases

In October 1999, the Company commenced a program to repurchase up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions, which program expired on December 31, 2005.  Through December 31, 2005, approximately 2,150,000 shares were repurchased and retired at an average purchase price of $15.30 per share.  In February 2006, the Company renewed the repurchase program to provide for the repurchase of up to $75.0 million of the Company’s outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions.  Through March 31, 2007, no shares have been repurchased under the renewed common stock repurchase program.

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

Preferred Stock

As of March 31, 2007, the Company has 8,000,000 Series E depositary shares outstanding, each representing a 1/10 fractional interest of a share of 7.625% Series E Cumulative Redeemable Preferred Stock (the “Preferred E Shares”).

As of March 31, 2007, the Company also has 1,500,000 Series D depositary shares outstanding, each representing a 1/10 fractional interest in a share of 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the “Preferred D Shares”), which are redeemable at the option of the Company on or after June 15, 2007 at a liquidation preference of $500.00 per share.  The Preferred D Shares pay dividends quarterly at the rate of 7.8% of the liquidation preference per annum through September 2012 and at the rate of 9.8% of the liquidation preference per annum thereafter.   Beginning in the third quarter of 2004, in accordance with applicable accounting rules, and as a result of the “step-up” of the dividend to 9.8% of the liquidation preference beginning in 2012, the Company recorded quarterly non-cash increases to the current dividend payable.  For the three months ended March 31, 2007, the Company recorded total, non-cash increases of approximately $0.2 million.

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

During the three months ended March 31, 2007 and 2006, the Company recorded approximately $0.8 million and $0.3 million of amortization of deferred compensation related to stock-based compensation, respectively.  For the three months ended March 31, 2007, the expense includes approximately $0.4 million related to stock options and approximately $0.4 million for restricted stock grants.  For the three months ended March 31, 2006, the expense includes approximately $0.1 million related to stock options and approximately $0.2 million for restricted stock grants. Deferred compensation is recorded as a reduction to additional paid in capital.

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

The Company currently has one active stock option plan pursuant to which stock options have been granted to purchase shares of common stock of the Company to officers, directors, and certain employees of the Company.  Previously, options remained outstanding under three terminated stock option plans, and under two option grants made to the Company’s Chief Executive Officer in February 2000.  These prior outstanding option grants are now incorporated under the active stock option plan.  The active plan is the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the “2003 Plan”), which provides for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Company.  The exercise price of stock options granted pursuant to the 2003 Plan is required to be no less than the fair market value of a share of common stock on the date of grant.  The vesting schedule and other terms of stock options granted under the 2003 Plan are determined at the time of grant by the Company’s executive compensation and stock option committee.  As of March 31, 2007, approximately 1.5 million shares were available for stock option grants and 0.6 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan.  The stock options outstanding under the 2003 Plan, at March 31, 2007, had exercise prices ranging from $11.35 to $30.03 and a weighted average remaining contractual life of approximately 6.3 years.  The total amount of option shares exercisable under the 2003 Plan, at March 31, 2007, was approximately 2.8 million.

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

The Company believes that the use of the Black-Scholes option pricing model meets the fair value measurement objectives of SFAS No. 123(R) and reflects all substantive characteristics of the instruments being valued.  The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $2.86 for options granted during the three months ended March 31, 2007, and the fair value of $2.02 for options granted during the three months ended March 31, 2006:

	March 31, 2007	March 31, 2006
Expected dividend yield	5.40%	6.50%
Risk-free interest rate	4.46% – 4.76%	4.65% – 4.75%
Expected volatility	18.00%	18.00%
Expected life in years	1.5 years – 5.5 years	1.5 years – 5.5 years

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2007, after giving effect to the amendment described above:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$11.35	695,721	2.9 years		695,721
$12.23	16,942	3.2 years		16,942
$12.40	63,254	3.5 years		63,254
$13.71	236,411	4.0 years		236,411
$15.15	18,071	4.2 years		18,071
$16.97	441,979	5.9 years		275,696
$17.41	23,152	5.2 years		23,152
$17.60	132,121	2.1 years		132,121
$17.70	648,048	5.0 years		504,982
$17.77	16,940	2.2 years		16,940
$18.45	34,165	6.2 years		34,165
$21.08	36,425	7.2 years		36,425
$22.75	565,094	7.9 years		218,087
$23.11	549,631	6.9 years		307,176
$23.61	36,250	8.2 years		36,250
$23.85	38,684	8.2 years		38,684
$25.05	843,000	8.9 years		168,600
$30.03	388,155	9.9 years		—
Total	4,784,043	6.3 years	$20.05	2,822,677	$16.53

Stock option activity is summarized as follows:

	Option Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	4,436,578	$19.17

Granted	388,155	$30.03
Exercised	(35,892)	$19.33
Forfeited	(4,798)	$22.88
Outstanding at March 31, 2007	4,784,043	$20.05

Options exercisable at March 31, 2007	2,822,677	$16.53

Certain of the Company’s option grants vest upon satisfaction of annual performance/market criteria, while other grants vest over time.

Restricted Stock Awards

During the three months ended March 31, 2007, the Company granted 99,655 restricted shares of common stock to certain employees.  Of these shares, one-third were scheduled to vest proportionately over five years, commencing on June 30, 2008, and then on the next four succeeding anniversary dates of the date of grant, which was February 27, 2007.  The balance of the restricted shares were scheduled to vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Company’s executive compensation and stock option committee.

During the three months ended March 31, 2007, the Company also granted 14,900 restricted shares of common stock to members of its Board of Directors.  Of these shares, half were scheduled to vest proportionately over five years, commencing on June 30, 2008, and then on the next four succeeding anniversary dates of the date of grant, which was February 27, 2007.  The balance of the restricted shares were scheduled to vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Company’s executive compensation and stock option committee.

For accounting purposes, the Company measures compensation costs for restricted shares in accordance with the provisions of SFAS No. 123(R), as discussed above.

The following table reports restricted stock activity during the three months ended March 31, 2007:

	Number of Shares	Intrinsic Value
Unvested Shares at December 31, 2006	148,838	$4,090,068

Granted	114,555
Vested and Distributed	(32,314)	$1,072,825
Forfeited	—

Unvested Shares at March 31, 2007	231,079	$7,632,539

As of March 31, 2007, there was approximately $6.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, specifically, previously granted shares of restricted stock and options.  That cost was expected to be recognized over a weighted-average period of 2.0 years.

Other Stock Awards

During the three months ended March 31, 2007, the Company also granted 1,350 shares of common stock to members of its Board of Directors.  These shares vested immediately upon grant.  For accounting purposes, the Company measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date.  Such amounts appear on the Company’s Consolidated Statements of Income and Comprehensive Income under “General and administrative.”

Pursuant to the terms of the New Plan Excel Realty Trust, Inc. 2006 Long-Term Out-Performance Compensation Plan (“Out-Performance Plan”), the Company’s executive officers (as of March 31, 2007), other than Glenn Rufrano, the Company’s Chief Executive Officer, and William Newman, the Company’s Chairman of the Board of Directors, were to be entitled to receive an award of common stock in the event that over either a four or five year performance period ending December 31, 2009 or December 31, 2010, respectively, either of two specified performance criteria were achieved.  The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $12.0 million.  The compensation expense of approximately $3.5 million associated with this award will be recognized ratably over the service period.

Pursuant to the terms of the Company’s employment agreement with Mr. Rufrano, he was scheduled to receive an award of common stock in the event that over either a four or five year performance period, ending February 22, 2009 or February 22, 2010, respectively, either of two specified criteria were achieved.  The value of the common stock award will vary based on the level of performance achieved, but the maximum award of common stock that can be achieved is $6.0 million.  The compensation expense of approximately $2.2 million associated with this award will be recognized ratably over the service period.

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

Deferred Compensation Plan

Effective July 1, 2004, the Company adopted a deferred compensation plan which was amended and restated as of January 1, 2005.  The purpose of the plan is to provide participants with the opportunity to defer receipt of a portion of their salary, bonus and other specified cash and equity-based compensation.  Eligibility for the plan is determined at the sole discretion of the Company’s Executive Compensation and Stock Option Committee.  The Company has established grantor trusts, also known as Rabbi Trusts, to act as vehicles for accumulating the assets needed to pay the promised benefit.  As of March 31, 2007, the assets under the plan, which are reflected in Prepaid expenses and deferred charges on the Company’s Consolidated Balance Sheets, and the corresponding liabilities under the plan, which are reflected in Other liabilities on the Company’s Consolidated Balance Sheets, were approximately $4.1 million.  Expenses for the three ended March 31, 2007 were immaterial.

Note 12:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.8 million as of March 31, 2007.  Given the increase in the reserve taken by the Company, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 6 above, the Company also had the following contractual obligations as of March 31, 2007, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of eight separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2007, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $18.2 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2007, the Company had mortgage loans outstanding of approximately $427.6 million, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $2.0 billion.  In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2007 (remaining nine months)	$2,806
2008	3,465
2009	3,384
2010	3,220
2011	3,119
Thereafter	41,669

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

Note 13:         Comprehensive Income

Total comprehensive income was $24.7 million and $39.4 million for the three months ended March 31, 2007 and 2006, respectively.  The primary components of comprehensive income, other than net income, are the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and the Company’s mark-to-market on its available-for-sale securities.

As of March 31, 2007 and December 31, 2006, accumulated other comprehensive loss reflected in the Company’s stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of March 31, 2007	As of December 31, 2006
Realized/unrealized gains on available-for-sale securities	$2,646	$2,299
Unrealized gains on securities held for deferred compensation	124	170
Realized gains on interest hedges	1,549	1,584
Realized losses on interest hedges	(9,909)	(10,302)
Unrealized losses on interest hedges	(4,602)	(4,601)
Accumulated other comprehensive loss	$(10,190)	$(10,850)

Note 14:         Subsequent Events

General

On February 27, 2007, the Company and the DownREIT Partnership entered into the Merger Agreement with the Buyer Parties.  The Buyer Parties are affiliates of Centro.  Pursuant to the Merger Agreement, MergerSub commenced and completed the Offer to purchase all outstanding shares of Common Stock at the Offer Price.  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007.  On April 19, 2007, MergerSub exercised its top-up option under the Merger Agreement and purchased from New Plan, at a purchase price equal to the Offer Price per share, a number of additional shares of Common Stock sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of or any other action by the remaining New Plan stockholders.

As described in New Plan’s 8-K, on April 20, 2007, the Company, Centro NP, MergerSub, and DownREIT Acquisition completed the Mergers.  As more fully described in the 8-K, in connection with the New Plan Merger, each share of Common Stock (other than shares held by New Plan or any subsidiary of New Plan or by MergerSub) was converted into the right to receive the same $33.15 in cash per share as was paid in the Offer, without interest, (b) each outstanding option to purchase Common Stock under any employee stock option or incentive plan became fully vested and exercisable (whether or not then vested or subject to any performance condition that has not been satisfied, and regardless of the exercise price thereof or the terms of any other agreement regarding the vesting, delivery or payment thereof) and were cancelled in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of the Offer Price over the exercise price per share of such option.  As a result of the New Plan Merger, New Plan became a wholly owned subsidiary of Centro NP and any stockholder who held shares of Common Stock prior to the New Plan Merger ceased to be a stockholder effective as of the New Plan Merger.

Immediately following the New Plan Merger, and in connection with the Liquidation, all of New Plan’s  assets were transferred to, and all of its liabilities were assumed by, Centro NP.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act, with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

Stock Based Compensation

Immediately prior to the effective time of the New Plan Merger, and, as provided in the Merger Agreement, the Company’s Board of Directors caused all of the Company’s outstanding stock options, non-vested performance shares, restricted stock awards and deferred stock awards under any employee stock option or incentive plan to become fully vested and exercisable or payable, as the case may be, and, in the case of the restricted stock awards and deferred stock awards, free of forfeiture restrictions.  In particular, in connection with the New Plan Merger:

(a)   each outstanding option to purchase Common Stock under any employee stock option or incentive plan became fully vested and exercisable (whether or not then vested or subject to any performance condition that has not been satisfied, and regardless of the exercise price thereof or the terms of any other agreement regarding the vesting, delivery or payment thereof) and was cancelled in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of the New Plan Merger Consideration over the exercise price per share of such option;

(b)   all restricted share awards and all deferred share awards granted under the 2003 Plan automatically became fully vested and free of any forfeiture restrictions (whether or not then vested or subject to any performance condition that has not been satisfied, and regardless of the exercise price thereof or the terms of any other agreement regarding the vesting, delivery or payment thereof) and were considered outstanding shares of Common Stock for all purposes under the Merger Agreement, including the right to receive the New Plan Merger Consideration; and

(c)   all out-performance awards under the Out-Performance Plan and any one or more employment agreements vested and became payable in accordance with its terms.

Nonqualified Deferred Compensation

Until the effective time of the Merger, the Company maintained a nonqualified deferred compensation plan that provided benefits to eligible employees from among a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA.  The deferred compensation plan was terminated by the Board of Directors as of the Merger effective time, and all amounts under the plan, whether in the employee’s “cash deferral account” or his or her “stock unit deferral account” have since been distributed.  Under the deferred compensation plan, eligible employees, were permitted to defer receipt of all or a portion of their bonus, a portion of their salary, as well as all or a portion of their restricted stock and restricted stock unit awards.

Debt

Credit Agreements

On April 20, 2007, simultaneously with the completion of the Mergers, the Company’s Amended Revolving Facility was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Revolving Facility, Centro NP entered into a new revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility.  Concurrently with the establishment of the New Revolving Facility, Centro NP used a portion of the proceeds from the New Revolving Facility and caused the Amended Secured Term Loan to be repaid in full and terminated.

Unsecured Senior Notes

In connection with the Mergers, Centro NP, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture (as defined below)) and the Trustee entered into the Supplemental Indentures, each dated as of April 20, 2007, to the Indentures, by and between New Plan and the Trustee.  The Supplemental Indentures each provide for the assumption by Centro NP of all of the obligations of New Plan with respect to the following debt securities that are outstanding under each of the Indentures, effective upon consummation of the New Plan Merger (collectively, the “Notes”):

(i)            3.70% Convertible Senior Notes due 2026;

(ii)           3.75% Convertible Senior Notes due 2023;

(iii)          4.50% Senior Notes due 2011;

(iv)	5.30% Senior Notes due 2015;
(v)	5.250% Senior Notes due 2015;
(vi)	5.125% Senior Notes due 2012;
(vii)	7.40% Senior Notes due 2009;
(viii)	5.50% Senior Notes due 2013;
(ix)	7.50% Senior Notes due 2029;
(x)	6.90% Senior Notes due 2028;
(xi)	7.68% Senior Notes due 2026;
(xii)	7.65% Senior Notes due 2026;
(xiii)	7.97% Senior Notes due 2026; and
(xiv)	7.35% Senior Notes due 2007.

Centro NP, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the Notes or pursuant to Section 15(d) of the Exchange Act.

3.70% Convertible Senior Notes due 2026

Pursuant to the terms of the 3.70% Convertible Senior Notes due 2026, as set forth in the 2004 Indenture, as supplemented by the First Supplemental Indenture, dated September 19, 2006 (the “First Supplemental Indenture”), a Change in Control (as defined in the First Supplemental Indenture) occurred as of April 5, 2007.  Accordingly, pursuant to the 2004 Indenture, as supplemented by the First Supplemental Indenture, the 3.70% Convertible Senior Notes became convertible as of April 5, 2007.  As such, the 3.70% Convertible Senior Notes are convertible into the following cash amounts per $1,000 principal amount of notes, for the time periods set forth below (subject in each case to the terms and conditions of the 2004 Indenture, as supplemented by the First Supplemental Indenture):

•                     $1,114.65 per $1,000 principal amount up to and including June 4, 2007; and

•                     $1,012.75 per $1,000 principal amount after June 4, 2007, convertible at any time until maturity (subject to Sections 2.11(d) and (e) of the 2004 Indenture, as Supplemented by the First Supplemental Indenture).

As of May 7, 2007, approximately $145.4 million of the $200.0 million aggregate principal amount of the 3.70% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $162.1 million.

3.75% Convertible Senior Notes due 2023

Pursuant to the terms of the 3.75% Convertible Senior Notes due 2023, as set forth in the 1999 Indenture, as supplemented by an Officers’ Certificate, dated May 19, 2003 (the “Officers’ Certificate”) and the Supplemental Indenture, dated as of December 17, 2004 (the “Supplemental Indenture”), on April 1, 2007, the sale price condition triggering the holders’ conversion rights was satisfied as a result of the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter was greater than or equal to 120% of the applicable conversion price on such last trading day.  Accordingly, pursuant to the 1999 Indenture, as supplemented by the Officers’ Certificate and the Supplemental Indenture, the 3.75% Convertible Senior Notes became convertible as of April 1, 2007.  As such, the 3.75% Convertible Senior Notes are convertible into the following cash amounts per $1,000 principal amount of notes, for the time periods set forth below (subject in each case to the terms and conditions of the 1999 Indenture, as supplemented by the Officers’ Certificate and the Supplemental Indenture):

•                     $1,326.00 per $1,000 principal amount, convertible up to and including July 2, 2007.

As of May 7, 2007, approximately $76.1 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $101.0 million.

Minority Interest in Consolidated Partnership and Joint Ventures

In connection with the DownREIT Merger, each unit of limited partnership interest in the DownREIT Partnership (a “DownREIT Unit”) who elected to do so was converted, without any action on the part of the holder, into the right to receive one fully-paid Class A Preferred Unit, without interest, of the surviving partnership (the “Preferred Unit Consideration”).  In lieu of the Preferred Unit Consideration, holders of DownREIT Units were offered the opportunity to elect to receive cash in an amount equal to the Offer Price per DownREIT Unit, as adjusted  (the “Cash Consideration”).  The holders of DownREIT Units that elected to receive the Cash Consideration ceased to be limited partners of the DownREIT Partnership.  In connection with the DownREIT Merger, holders of 752,187 DownREIT Units, as adjusted, elected, or were deemed to have elected, to receive the Cash Consideration, and holders of 2,643,870 DownREIT Units, as adjusted, elected to receive the Preferred Unit Consideration. As a result, following the consummation of the DownREIT Merger, there were 2,643,870 Class A Preferred Units outstanding and not owned by Centro NP or its affiliates.

Stockholders’ Equity

Preferred Stock

In connection with the Liquidation, the holders of the Preferred D Shares and the Preferred E Shares received liquidating distributions in accordance with the terms of such securities, and the depositary shares representing a 1/10 fractional interest of a share of the Preferred D Shares and Preferred E Shares, as applicable, were automatically converted into, and canceled in exchange for the right to receive cash in the amount set forth below:

•                     Preferred D Shares:  $50.21667 per depositary share; and

•                     Preferred E Shares:  $25.12179 per depositary share.

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

As more fully described in Note 14, “Subsequent Events,” on February 27, 2007, we, together with the DownREIT Partnership, entered into the Merger Agreement with the Buyer Parties.  The Buyer Parties are affiliates Centro.  Pursuant to the Merger Agreement, MergerSub commenced and completed the Offer to purchase all outstanding shares of Common Stock of New Plan Excel Realty Trust, Inc. at the Offer Price.  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York city time, on Wednesday, April 18, 2007.  On April 19, 2007, MergerSub exercised its top-up option under the Merger Agreement and purchased from New Plan, at a purchase price equal to the Offer Price, a number of additional shares of common stock sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of or any other action by the remaining New Plan stockholders.

On April 20, 2007, we, together with Centro NP, MergerSub, and DownREIT Acquisition, completed the Mergers.  Immediately following the Merger, on April 20, 2007, and in connection with the Liquidation, all of New Plan’s assets were transferred to, and all of its liabilities were assumed by, Centro NP.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act, with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

In connection with the Mergers, Centro NP, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture and the Trustee entered the Supplemental Indentures, each dated as of April 20, 2007, to the Indentures, by and between New Plan and the Trustee.  The Supplemental Indentures each provide for the assumption by Centro NP of all of the obligations of New Plan under each of the Indentures, effective upon consummation of the New Plan Merger with respect to the Notes.

Centro NP, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the Notes or pursuant to Section 15(d) of the Exchange Act.

All references to “we,” “us,” “our,” “ours,” “New Plan” or the “Company” in this report refer to New Plan Excel Realty Trust, Inc. and its wholly-owned and majority owned subsidiaries and consolidated entities prior to the completion of the Mergers, unless the context indicates otherwise.

As a result of the Mergers, our operations and properties are now combined with the other operations and properties of Centro Properties Group in the United States.

During the three months ended March 31, 2007, we acquired one shopping center (Stewart Plaza) and one land parcel (collectively, the “2007 Acquisitions”).  During 2006, we acquired four shopping centers (Shoppes at Hickory Hollow, The Quentin Collection, Fox Run Mall and Memphis Commons), two buildings immediately adjacent to properties owned by us (Building at Tarpon Mall and Building at Hazel Path), the remaining 90% interests in two shopping centers in which we owned the other 10% interests (Ventura Downs and Odessa-Winwood Town Center), six land parcels, and a leasehold interest in a new development project (collectively, the “2006 Acquisitions”).

In accordance with the provisions of FIN 46 and EITF 04-5 our consolidated results of operations for the three months ended March 31, 2007 and 2006 include the results of operations of certain of our joint ventures (“Consolidation Adjustments”), as applicable.

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

Results of operations for the three months ended March 31, 2007 and 2006

The results discussed below are only those of New Plan Excel Realty Trust, Inc. and its subsidiaries on a consolidated basis as it existed prior to the Mergers.  The results below do not include the results of Centro Properties Group, Centro Watt or any of their other subsidiaries or operations.

Rental Revenues:

Total rental revenues increased $8.2 million, or 7%, from $114.5 million for the three months ended March 31, 2006 to $122.7 million for the three months ended March 31, 2007. Significant changes are discussed below.

Rental income increased $0.5 million, or 1%, from $86.8 million for the three months ended March 31, 2006 to $87.3 million for the three months ended March 31, 2007.  The following factors accounted for this variance:

•                  2007 Acquisitions, which increased rental income by approximately $0.3 million

•                  Consolidation Adjustments, which increased rental income by approximately $0.4 million

•                  2006 Acquisitions, which increased rental income by approximately $3.3 million

•                  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

•                  Decreases in cost of living adjustments, which accounted for the balance of the variance

Percentage rents decreased $0.7 million, or 29%, from $2.4 million for the three months ended March 31, 2006 to $1.7 million for the three months ended March 31, 2007.  This variance is primarily attributable to higher tenant sales breakpoints associated with contractual lease terms, combined with certain tenants who are now paying annual minimum rents in lieu of percentage rents.

Expense reimbursements increased $3.6 million, or 17%, from $21.4 million for the three months ended March 31, 2006 to $25.0 million for the three months ended March 31, 2007.  The following factors accounted for this variance:

•                  2007 Acquisitions, which increased expense reimbursements by approximately $0.4 million

•                  Consolidation Adjustments, which increased expense reimbursements by approximately $0.1 million

•                  2006 Acquisitions, which increased expense reimbursements by approximately $0.7 million

•                  A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $1.4 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $0.7 million

•                  A net increase in the amount of reimbursable property insurance expenses, which increased expense reimbursements by approximately $0.3 million

Fee income increased $4.6 million, or 115%, from $4.0 million for the three months ended March 31, 2006 to $8.6 million for the three months ended March 31, 2007.  Fee income is derived from services provided to our joint ventures and other managed projects, and the variances in the following fee revenues accounted for the net increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $0.1 million

•                  Leasing fee revenue, attributable to the combination of the signing of an anchor lease at a property in the Galileo America LLC portfolio and an increase in the number of properties being managed by us, which increased fee income by approximately $2.9 million

•                  Acquisition fee revenue, which increased fee income by approximately $0.4 million

•                  Financing fee revenue, which increased fee income by approximately $0.2 million

•                  Construction fee revenue, primarily attributable to an increase in the number of properties undergoing redevelopment, or being newly constructed, which increased fee income by approximately $1.0 million

Operating Expenses:

Total operating expenses increased $16.2 million, or 26%, from $63.5 million for the three months ended March 31, 2006 to $79.7 million for the three months ended March 31, 2007.  Significant changes are discussed below.

Operating costs increased $2.5 million, or 14%, from $18.1 million for the three months ended March 31, 2006 to $20.6 million for the three months ended March 31, 2007. The following factors accounted for this variance:

•                  2007 Acquisitions, which increased operating costs by approximately $0.1 million

•                  Consolidation Adjustments, which increased operating costs by approximately $0.1 million

•                  2006 Acquisitions, which increased operating costs by approximately $0.6 million

•                  Increased property insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.5 million

•                  Increased snow removal costs, primarily attributable to harsh winter conditions in the Midwest, which increased operating costs by approximately $1.0 million

•                  Increased utility expenses, which increased operating costs by approximately $0.4 million

•                  Combined increases in parking lot and other repairs, which accounted increased operating costs by approximately $0.2 million

•                  Decreased costs recorded for conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and in anticipation of future environmental remediation, which decreased operating costs by approximately $0.2 million

•                  Decreased medical expenses, attributable to lower claims, which decreased operating costs by approximately $0.2 million

Real estate taxes increased $2.4 million, or 17%, from $13.9 million for the three months ended March 31, 2006 to $16.3 million for the three months ended March 31, 2007.  The following factors accounted for this variance:

•                  2007 Acquisitions, which increased real estate taxes by approximately $0.3 million

•                  Consolidation Adjustments, which increased real estate taxes by approximately $0.1 million

•                  2006 Acquisitions, which increased real estate taxes by approximately $0.6 million

•                  Higher tax assessments at certain properties, partially offset by lower legal costs, which increased real estate taxes by approximately $1.4 million

Depreciation and amortization increased $2.1 million, or 9%, from $22.4 million for the three months ended March 31, 2006 to $24.5 million for the three months ended March 31, 2007.   The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased depreciation and amortization by approximately $0.3 million

•                  2006 Acquisitions, which increased depreciation and amortization by approximately $1.9 million

•                  Increased depreciation expense on properties previously under redevelopment, which increased depreciation and amortization by approximately $0.4 million

•                  Decreased amortization expense of intangible assets, which decreased depreciation and amortization by approximately $0.5 million

General and administrative expenses increased $8.8 million, or 126%, from $7.0 million for the three months ended March 31, 2006 to $15.8 million for the three months ended March 31, 2007.  The following factors accounted for this variance:

•                  Legal fees incurred in connection with the Mergers, which increased general and administrative expenses by approximately $5.8 million

•                  Increased payroll and payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, which increased general and administrative expenses by approximately $0.3 million

•                  Increased compensation expense, primarily attributable to stock-based awards granted during 2006, of approximately $0.6 million

•                  Costs incurred in connection with our increased offshore accounting efforts, which increased general and administrative expenses by approximately $0.2 million

•                  Increased travel and promotion expenses, which increased general and administrative expenses by approximately $0.2 million

•                  Increased allocation of costs to the properties, primarily attributable to higher regional office costs, which increased general and administrative expenses by approximately $1.4 million

•                  Increased state tax expense, which increased general and administrative expenses by approximately $0.1 million

•                  Increased office costs, which accounted for the balance of the varaince

Other Income and Expenses:

Interest expense increased $2.4 million, or 11%, from $22.8 million for the three months ended March 31, 2006 to $25.2 million for the three months ended March 31, 2007.  The following factors accounted for this variance:

•                  Consolidation Adjustments, which increased interest expense by approximately $0.1 million

•                  Mortgage debt assumed in connection with the 2006 Acquisitions, which increased interest expense by approximately $0.6 million

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $0.3 million

•                  A higher interest rate on our Amended Secured Term Loan, which increased interest expense by approximately $0.3 million

•                  An increase in the average balance outstanding under our Amended Revolving Facility, compounded by a higher average interest rate on such facility, which increased interest expense by approximately $0.4 million

•                  The September 2006 Debt Offering, which increased interest expense by approximately $1.9 million

•                  The write-off of fees incurred in connection with the issuance of our $115.0 million 3.75% unsecured convertible bonds due to the occurrence of certain events which triggered bond holder conversion rights, which increased interest expense by approximately $1.2 million

•                  A net decrease in the amount of mortgage debt outstanding, excluding debt assumed in connection with the 2006 Acquisitions, primarily attributable to the repayment of mortgage indebtedness upon maturity, which decreased interest expense by approximately $0.8 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.6 million

Discontinued Operations:

For the three months ended March 31, 2007, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $1.2 million and $2.5 million in results of operations and gain on sale, respectively.  For the three months ended March 31, 2006, such properties generated approximately $2.6 million, $5.7 million and $(0.1) million in results of operations, gain on sale and impairment expense of real estate held for sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

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

The following information is provided to reconcile net income, the most comparable GAAP number, to FFO, and to show the items included in our FFO for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Net income available to common stockholders – diluted	$18,831	$33,175
Deduct:
Minority interest in income of consolidated partnership	(291)	(150)
Net income available to common stockholders basic	18,540	33,025
Add:
Depreciation and amortization
Continuing operations real estate assets	23,664	21,490
Discontinued operations real estate assets	6	892
Pro rata share of joint venture real estate assets	2,416	3,847
Deduct:
Gain on sale of real estate (1)	—	—
Gain on sale of discontinued operations (1)	—	(5,532)
Pro rata share of joint venture gain on sale of real estate (1)	—	—
Funds from operations – basic	44,626	53,722

Add:
Minority interest in income of consolidated partnership	291	150
Funds from operations – diluted	$44,917	$53,872

Net cash provided by operating activities	28,121	$38,157
Net cash used in investing activities	(66,279)	(8,539)
Net cash provided by (used in) financing activities	32,143	(28,323)

(1)             Excludes gain/loss on sale of land.

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $8.0 million in available cash, cash equivalents and marketable securities.  Prior to the Mergers, we generally did not maintain significant cash or cash equivalent balances.  As a REIT, we were required to distribute at least 90% of our taxable income to our stockholders on an annual basis.  Therefore, as a general matter, we met our liquidity needs from cash generated from operations and external sources of capital.  As a result of the New Plan Merger and the Liquidation, we are no longer operating as a REIT.  As of March 31, 2007, $231.0 million was available for draw under the Amended Revolving Facility, which facility was repaid in full and terminated on April 20, 2007.  Concurrently with the termination of the Amended Revolving Facility, Centro NP entered into the New Plan Revolving Facility, under which $25.4 million was available for draw as of April 30, 2007.

Short-Term Liquidity Needs

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), capital expenditures incurred in our development and redevelopment projects, and quarterly dividends and distributions that we pay to our common and preferred stockholders and holders of partnership units in the DownREIT Partnership.  We believe that cash generated from operations, borrowings under the New Revolving Facility and funding from Centro will be sufficient to meet our short-term liquidity requirements; however, there are certain factors that may have a material adverse effect on our cash flow from operations.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly.  Pursuant to the terms of certain of our joint venture agreements, we have outstanding commitments to contribute up to an aggregate of $11.5 million of capital that may be required by such joint ventures.  As of March 31, 2007, we contributed approximately $6.5 million of the committed amount.  In addition to the committed amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which pro rata share is not expected to be material.  We expect to fund these capital requirements either out of excess cash from operations, draws on the New Revolving Facility or with funding from Centro.

During the three months ended March 31, 2007, we completed four redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $9.2 million.  In addition, we develop outparcels of properties in our consolidated portfolio and during the three months ended March 31, 2007, we completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $2.2 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 26 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $212.0 million.  Our current outparcel development pipeline in our consolidated portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $20.0 million.  We intend on financing these redevelopment and outparcel development projects through cash from operations, draws on the New Revolving Facility or with funding from Centro.

We also redevelop properties in our joint venture portfolios.  Our current joint venture redevelopment pipeline is comprised of 11 projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $144.4 million, of which our pro rata share will be approximately $16.6 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios.  Our current joint venture outparcel development pipeline is comprised of one project, the aggregate cost of which, including costs incurred in prior years on the project, is expected to be approximately $2.2 million, of which our pro rata share will be approximately $0.1 million.  We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the lives of the leases.  We expect to pay for these capital expenditures out of excess cash from operations or, to the extent necessary, through draws on the New Revolving Facility or with funding from Centro.  We believe that a significant portion of these expenditures is recouped in the form of continuing lease payments.

Long-Term Liquidity Needs

Prior to the New Plan Merger, our long-term liquidity requirements consisted primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment or development projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue.  Historically, we satisfied these requirements principally through the most advantageous source of capital at the time, which has included the incurrence of new debt through borrowings (through public offerings of unsecured debt and private incurrence of secured and unsecured debt), sales of common and preferred stock, capital raised through the disposition of assets, repayment by third parties of notes receivable and joint venture capital transactions.  We believe that these same sources of capital, with the exception of sales of common and preferred stock, will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  Currently, we have investment grade credit ratings for prospective unsecured debt offerings from three major rating agencies — Standard & Poor’s (BBB), Moody’s Investor Service (Baa2) and Fitch Ratings (BBB+).  A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt.  As a result of the Merger and Liquidation, Standard & Poor’s, Moody’s Investor Service and Fitch Ratings have all placed our current ratings on review for downgrade.  If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Therefore, at this time, we believe that additional financing could be obtained, either in the form of mortgage debt or additional unsecured borrowings, and without violating the financial covenants contained in our existing debt agreements.

We selectively effect asset sales to generate cash proceeds.  During the three months ended March 31, 2007, we generated approximately $4.5 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $0.9 million from the disposition of certain properties and land parcels held through joint ventures.  During 2006, we generated approximately $124.0 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $1.4 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions and certain rules applicable to REITs.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of March 31, 2007 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,871,637	$52,529	$372,624	$820,517	$625,967
Capital Lease Obligations	27,411	321	918	1,066	25,106
Operating Leases (2)	57,663	2,806	6,849	6,339	41,669
Total	$1,956,711	$55,656	$380,391	$827,922	$692,742

(1)             Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)             Operating leases include ground leases for shopping centers that we operate and our administrative office space (Note 12).

We intend to repay our 2007 contractual cash obligations, the balance of which represents maturing mortgages and scheduled amortization, either through draws under the New Revolving Facility, with proceeds generated through the sale of assets, with funding from Centro, or a combination thereof.

The following table summarizes certain terms of our existing credit agreements as of March 31, 2007 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of March 31, 2007	Current Interest Rate (1)	Maturity Date
Amended Revolving Facility (2)	$350,000	$119,000	LIBOR plus 55 bp (3)	August 2010
Amended Secured Term Loan (2)	150,000	150,000	LIBOR plus 55 bp	August 2010
Total	$500,000	$269,000

(1)             We incur interest using a 30-day LIBOR rate, which was 5.32% at March 31, 2007.

(2)             As more fully discussed in Note 14, on April 20, 2007, simultaneously with the completion of the Mergers, our Amended Revolving Facility was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Revolving Facility, Centro NP entered into the New Revolving Facility with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility.  Concurrently with the establishment of the New Revolving Facility, Centro NP used a portion of the proceeds from the New Revolving Facility and caused the Amended Secured Term Loan to be repaid in full and terminated.

(3)             We also incurred an annual facility fee of 15 basis points on this facility.

Our ability to borrow under the Credit Agreements was subject to our ongoing compliance with a number of covenants, including with respect to our ability to incur liens on our property, engage in major transactions such as mergers, make certain investments and engage in certain transactions with our affiliates.  In addition, the Credit Agreements required that we maintain certain financial coverage ratios and other debt covenants. As of March 31, 2007, these coverage ratios and debt covenants, as amended, included:

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

•                  unsecured debt to unencumbered assets value of no more than 60% (or 65% in certain circumstances)

•                  book value of ancillary assets to total adjusted assets of no more than 25%

•                  book value of new construction assets to total adjusted assets of no more than 15%

•                  Funds from Operations (as defined in the applicable debt agreement) payout ratio no greater than 95%

Under the terms of each of the Amended Revolving Facility and the Amended Secured Term Loan, the respective covenants will be modified to be consistent with any more restrictive covenant contained in any other existing or new senior unsecured credit facility that we enter into.  The Amended Secured Term Loan also contained certain financial covenants relating to the operating performance of certain properties that collateralize the Amended Secured Term Loan.

The New Revolving Facility requires that we maintain certain financial coverage ratios and other debt covenants.  These coverage ratios and debt covenants are substantially similar to those listed above for the Credit Agreements.

As of March 31, 2007, we had approximately $1.2 billion of public indebtedness outstanding, excluding the impact of unamortized discounts, under three indentures, having a weighted average interest rate of 5.31%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  These covenants are generally less onerous than the covenants contained in our New Revolving Facility, as described above.

As of March 31, 2007, we were in compliance with all of the financial covenants under our then existing Credit Agreements and public indentures, and we believe that we will continue to remain in compliance with these covenants under the New Revolving Facility.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our then existing Credit Agreements and public indebtedness, as of March 31, 2007, we had approximately $427.6 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.3% per annum.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of March 31, 2007, and in which we expect to make additional capital contributions to the joint venture:

•      CA New Plan Acquisition Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets.  Under the terms of the joint venture, we have committed to contribute our pro rata share of any capital that might be required by the joint venture for asset acquisitions, up to a maximum of $4.2 million, of which approximately $2.4 million had been contributed by us as of March 31, 2007.  We anticipate contributing the remaining approximate $1.8 million by the end of 2007.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  As of March 31, 2007, the joint venture owned seven stabilized retail properties and one retail property under redevelopment.  The joint venture had loans outstanding of approximately $67.9 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $2.3 million.

•      Galileo America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest.  As of March 31, 2007, the joint venture was comprised of 134 stabilized retail properties, three properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.  As of March 31, 2007, the book value of our investment in Galileo America LLC was approximately $33.7 million.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, we formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, we have a 20% interest in the venture and have agreed to contribute our pro rata share of any capital required by the venture for asset acquisitions.  As of March 31, 2007, we had contributed approximately $8.2 million.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions with respect to existing properties will be required.  As of March 31, 2007, the joint venture owned two stabilized retail properties.  The joint venture had loans outstanding of approximately $35.0 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in NP/I&G Institutional Retail Company II, LLC was approximately $8.2 million.

•      NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, we have agreed to contribute $6.0 million, $4.1 million of which we have contributed as of March 31, 2007.  After our contribution of the total committed amount, we will have a 20% interest in the venture and will be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2007.  As of March 31, 2007, the book value of our investment in NPK Redevelopment I, LLC was approximately $4.1 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of March 31, 2007.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $47.6 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in Arapahoe Crossings, L.P. was approximately $6.7 million.

•      BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 24.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of March 31, 2007.  As of March 31, 2007, the book value of our investment in BPR Land Partnership, L.P. was approximately $0.6 million.

•      BPR Shopping Center, L.P.  We have a 25% interest in a joint venture that owns The Centre at Preston Ridge, a community shopping center located in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $67.6 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in BPR Shopping Center, L.P. was approximately $2.9 million.

•      BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of March 31, 2007.  As of March 31, 2007, the book value of our investment in BPR South, L.P. was approximately $0.9 million.

•      CA New Plan Venture Direct Investment Fund, LLC.  We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum of $0.4 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture.  As of March 31, 2007, we had not made any such capital contributions.  As of March 31, 2007, the joint venture owned five stabilized retail properties and one property under redevelopment and had loans outstanding of approximately $45.0 million.  As of March 31, 2007, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $0.8 million.

•      CA New Plan Venture Fund, LLC.  During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC.  As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold.   As of March 31, 2007, the joint venture owned four stabilized retail properties and one retail property under redevelopment.  Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture.  As of March 31, 2007, we had not made any such capital contributions.  The joint venture had loans outstanding of approximately $47.3 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $3.3 million.

•      NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 operating retail properties as of March 31, 2007.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. We initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, we, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that our total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to us in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, we increased our committed capital to the venture to $31.9 million of which approximately $31.1 million had been contributed as of March 31, 2007.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $281.2 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $28.6 million.

•      NP/SSP Baybrook, LLC.  In December 2006, we formed a third strategic joint venture with JP Morgan Investment Management Inc. for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, we have a 20% interest in the venture and is responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of March 31, 2007.  As of March 31, 2007, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.5 million.

•      Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $32.6 million as of March 31, 2007.   As of March 31, 2007, the book value of our investment in Westgate Mall, LLC was approximately $1.5 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2007, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of eight separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2007, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $18.2 million.

•      Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2007, we had mortgage loans outstanding of approximately $427.6 million and our unconsolidated joint ventures had mortgage loans outstanding of approximately $2.0 billion.  In addition, we have guaranteed certain construction and other obligations relative to certain joint venture development projects; however, we do not expect that its obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2007 (remaining nine months)	$2,806
2008	3,465
2009	3,384
2010	3,220
2011	3,119
Thereafter	41,669

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of March 31, 2007.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, we believe that the amount of the loss in excess of the reserve is adequate.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2007, we had approximately $9.1 million of outstanding floating rate mortgages.  We also had approximately $269.0 million outstanding under our floating rate Credit Agreements.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2007, in relation to our approximately $1.9 billion of outstanding total debt, our approximately $3.6 billion of total assets and our approximately $5.6 billion total market capitalization as of that date.  In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

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

As of March 31, 2007, we had entered into two reverse arrears swap agreements.   The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.4 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.4 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $343.1 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of March 31, 2007.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $69.4 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $74.6 million. This assumes that our total debt outstanding remains at approximately $1.9 billion, the balance as of March 31, 2007.

As of March 31, 2007, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.            Exhibits

2.1*

Agreement and Plan of Merger, dated February 27, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Centro NP LLC, Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 2, 2007.

10.1	Extension of Term of Employment Agreement, dated as of February 26, 2007, by and between the Company and Leonard Brumberg. †

10.2	Extension of Term of Employment Agreement, dated as of February 26, 2007, by and between the Company and Michael Carroll. †

10.3	Agreement, dated as of February 27, 2007, by and between the Company and Glenn Rufrano. †

10.4	Agreement, dated as of February 27, 2007, by and between the Company and Michael Carroll. †

10.5	Agreement, dated as of February 27, 2007, by and between the Company and John Roche. †

10.6	Agreement, dated as of February 27, 2007, by and between the Company and Steven Siegel. †

10.7	Agreement, dated as of February 27, 2007, by and between the Company and Leonard Brumberg. †

10.8	Agreement, dated as of February 27, 2007, by and between the Company and Dean Bernstein. †

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference as above indicated.

†  Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2007

NEW PLAN EXCEL REALTY TRUST, INC.

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer
(Principal Financial Officer)