Form 10-Q
period 2007-09-30
Centro NP LLC
filed 2007-11-09
CIK 798288

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12244

CENTRO NP LLC

(Exact name of registrant as specified in its charter)

MARYLAND (State or other Jurisdiction of Incorporation)	64-0955724 (IRS Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of Principal Executive Offices) (Zip Code)

212-869-3000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒        Accelerated Filer ☐        Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Centro NP LLC (as successor by merger and liquidation to New Plan Excel Realty Trust, Inc.) ("we"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

  •
  financial risks, such as the inability to obtain debt financing on favorable terms or at all;

  •
  possible future downgrades in our credit rating;

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CENTRO NP LLC (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share amounts)

	Company		Predecessor
	Three Months Ended September 30, 2007	Period from April 5, through September 30, 2007	Three Months Ended September 30, 2006	Period from January 1, through April 4, 2007	Nine Months Ended September 30, 2006
Revenues:
Rental income	$101,850	$198,210	$81,518	$92,663	$250,794
Percentage rents	1,193	1,963	1,102	2,169	4,452
Expense reimbursements	29,056	53,306	27,907	27,775	75,716
Fee income	7,866	14,701	4,036	8,832	11,485

Total revenues	139,965	268,180	114,563	131,439	342,447

Operating Expenses:
Operating costs	20,008	42,203	18,639	22,042	54,628
Real estate taxes	17,020	32,400	15,891	17,234	43,770
Depreciation and amortization	54,363	108,160	22,020	25,895	65,876
Provision for doubtful accounts	722	1,232	1,645	3,277	6,010
General and administrative	7,656	13,832	6,713	51,932	21,051

Total operating expenses	99,769	197,827	64,908	120,380	191,335

Income before real estate sales, minority interest and other income and expenses	40,196	70,353	49,655	11,059	151,112
Other income and expenses:
Interest, dividend and other income	2,968	3,570	887	1,524	2,564
Equity in (loss) income of unconsolidated ventures	(27)	1,608	1,103	974	3,769
Interest expense	(30,116)	(55,819)	(23,480)	(26,845)	(69,156)
Minority interest in income of consolidated partnership and joint ventures	(1,305)	(4,046)	(210)	(297)	(561)

Income (loss) from continuing operations	11,716	15,666	27,955	(13,585)	87,728

Discontinued operations:
Income from discontinued operations (Note 7)	33	48	5,227	2,976	18,632

Net income (loss)	$11,749	$15,714	$33,182	$(10,609)	$106,360

Preferred dividends	—	—	(5,494)	(12,079)	(16,467)

Net income (loss) available to common stock—basic	—	—	27,688	(22,688)	89,893
Minority interest in income of consolidated partnership	—	—	210	297	561

Net income (loss) available to common stock—diluted	—	—	$27,898	$(22,391)	$90,454

Basic earnings (loss) per common share:
Income (loss) from continuing operations	—	—	$0.21	$(0.25)	$0.68
Discontinued operations	—	—	0.05	0.03	0.18

Basic earnings (loss) per share	—	—	$0.26	$(0.22)	$0.86

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	—	—	$0.20	$(0.23)	$0.66
Discontinued operations	—	—	0.05	0.03	0.17

Diluted earnings (loss) per share	—	—	$0.25	$(0.20)	$0.83

Average shares outstanding—basic	—	—	104,506	103,355	104,419

Average shares outstanding—diluted	—	—	109,448	109,558	108,899

Dividends per common share	—	$0.3125	$0.3125	$0.6250	$0.9375

Other comprehensive income:
Net income (loss)	$11,749	$15,714	$33,182	$(10,609)	$106,360
Unrealized (loss) gain on available-for-sale securities	(521)	(568)	199	512	455
Unrealized gain (loss) on deferred compensation	—	—	50	(168)	34
Realized gain on interest risk hedges, net	—	—	359	359	1,076
Unrealized (loss) gain on interest risk hedges, net	—	—	(4,558)	166	(4,558)

Comprehensive income (loss)	$11,228	$15,146	$29,232	$(9,740)	$103,367

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except fractions, percentages and par value amounts)

	Company	Predecessor
	September 30, 2007	December 31, 2006
ASSETS
Real estate:
Land	$1,302,164	$724,596
Building and improvements	3,033,986	2,841,158
Accumulated depreciation and amortization	(40,154)	(430,207)

Net real estate	4,295,996	3,135,547
Real estate held for sale	990	28,649
Cash and cash equivalents	22,527	7,916
Restricted cash	22,668	23,662
Marketable securities	5,665	5,847
Receivables:
Trade, net of allowance for doubtful accounts of $21,622 and $19,386 at September 30, 2007 and December 31, 2006, respectively	38,651	29,422
Deferred rent, net of allowance of $0 and $1,702 at September 30, 2007 and December 31, 2006, respectively	5,604	32,169
Other, net	29,889	22,582
Mortgages and notes receivable	568	4,412
Prepaid expenses and deferred charges	15,481	47,550
Investments in/advances to unconsolidated ventures	216,760	91,401
Intangible assets, net of accumulated amortization of $56,987 and $19,754 at September 30, 2007 and December 31, 2006, respectively	823,328	88,256
Goodwill	785,556	—
Other assets	33,450	17,486

Total assets	$6,297,133	$3,534,899

LIABILITIES AND MEMBERS' CAPITAL / STOCKHOLDERS' EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $14,573 and $11,563 at September 30, 2007 and December 31, 2006, respectively	$433,237	$448,910
Notes payable, net of unamortized premium (discount) of $31,243 and $(5,911) at September 30, 2007 and December 31, 2006, respectively	861,460	1,166,950
Credit agreements	304,000	191,000
Capital leases	31,054	27,500
Due to Centro Property Trust	303,400	—
Dividends payable	—	37,529
Other liabilities	431,339	150,585
Tenant security deposits	10,766	10,203

Total liabilities	2,375,256	2,032,677

Minority interest in consolidated partnership and joint ventures	87,488	57,485

Commitments and contingencies	—	—
Members' capital / Stockholders' equity:
Preferred stock, $0.01 par value, 0 and 25,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 0 and 150 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 0 and 800 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	10
Common stock, $0.01 par value, 0 and 250,000 shares authorized at September 30, 2007 and December 31, 2006; 0 and 103,420 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	1,034
Additional paid-in capital	—	2,009,705
Members' capital	3,819,243	—
Accumulated other comprehensive loss	(568)	(10,850)
Accumulated distribution in excess of net income	15,714	(555,162)

Total members' capital / stockholders' equity	3,834,389	1,444,737

Total liabilities and members' capital / stockholders' equity	$6,297,133	$3,534,899

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Company	Predecessor
	Period from April 5, through September 30, 2007	Period from January 1, through April 4, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$15,714	$(10,609)	$106,360
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	108,160	25,897	68,257
Amortization of net premium/discount on mortgages and notes payable	(4,516)	(690)	(1,568)
Amortization of deferred debt and loan acquisition costs	493	1,891	1,746
Amortization of stock options	—	17,961	1,905
(Gain) loss on swaps	(5,404)	292	1,570
Amortization of asset retirement liabilities	71	15	292
Amortization of below market leases	(22,463)	(847)	(1,237)
Gain on sale of discontinued operations, net	—	(2,122)	(14,373)
Minority interest in income of partnership	4,046	297	561
Impairment of real estate assets	—	—	305
Equity in income of unconsolidated ventures	(1,608)	(974)	(3,769)
Distributions of income from unconsolidated ventures	884	2,203	3,577
Changes in operating assets and liabilities, net:
Change in restricted cash	(3,680)	4,673	1,246
Change in trade receivables	(8,120)	(5,171)	(6,046)
Change in deferred rent receivables	(5,819)	(1,490)	(1,734)
Change in other receivables	928	(7,726)	1,593
Change in other liabilities	(4,035)	19,582	(6,367)
Change in tenant security deposits	1,518	(255)	(67)
Change in sundry assets and liabilities	(23,680)	10,469	(3,154)

Net cash provided by operating activities	52,489	53,396	149,097

Cash flows from investing activities:
Payment for purchase of Predecessor	(3,857,641)	—	—
Real estate and building improvements	(232,183)	(53,543)	(82,121)
Acquisition, net of cash and restricted cash received	—	(27,014)	(70,717)
Proceeds from real estate sales, net	3,246	4,404	48,889
Repayments of mortgage notes receivable, net	58	3,787	(1,728)
Leasing commissions paid	(2,106)	(2,730)	(7,393)
Cash from joint venture consolidation (Note 3)	—	14	—
Capital contributions to unconsolidated joint ventures	(1,074)	(1,328)	(6,467)
Purchase of intangibles	(530)	—	—
Distributions of capital from unconsolidated joint ventures	146,152	1,442	15,526

Net cash used in investing activities	(3,944,078)	(74,968)	(104,011)

Cash flows from financing activities:
Cash paid to redeem partnership units	(8,937)	—	(554)
Principal payments of mortgages and notes payable	(39,031)	(10,017)	(14,976)
Proceeds from credit facility borrowing	615,185	85,000	115,000
Repayment of credit facility	(430,185)	(7,000)	(180,000)
Repayment of secured term loan	(150,000)	—	—
Proceeds from public debt offering	—	529	198,000
Redemption of convertible notes payable	(375,133)	—	—
Loan from Centro Property Trust	303,400	—	—
Financing fees	(500)	—	(4,139)
Distributions paid to minority partners	(3,174)	(2,134)	(2,931)
Dividends paid	(38,957)	(37,597)	(113,825)
Proceeds from exercise of stock options	—	693	7,918
Cash paid for repurchase of common stock	—	—	(50,000)
Repayment of loans receivable for the purchase of common stock	—	—	115
Distribution to Centro	(193,140)	—	—
Proceeds from dividend reinvestment plan	—	1,839	5,777
Capital contribution from Centro	4,216,931	—	—

Net cash provided by (used in) financing activities	3,896,459	31,313	(39,615)

Net increase in cash and cash equivalents	4,870	9,741	5,471
Cash and cash equivalents at beginning of period	17,657	7,916	9,202

Cash and cash equivalents at end of period	$22,527	$17,657	$14,673

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$57,844	$38,533	$85,848
Capitalized interest	7,735	4,733	9,233
State and local taxes paid	567	145	315
Mortgages assumed, net	—	—	10,791
Book value of assets transferred in connection with joint venture (1)	405,531	—	—
Partnership units issued in connection with joint venture	6,700	—	—
Fair value of assets acquired (2)	6,270,330	—	—
Cash paid for stock (2)	3,857,556	—	—
Liabilities assumed (2)	2,412,773	—	—

(1)
Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC, discussed in Note 8.

(2)
Recorded in connection with the Merger, discussed in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Merger and Liquidation

  Merger Transaction

        On February 27, 2007, New Plan Excel Realty Trust, Inc. ("New Plan"), and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, is the general partner, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centro NP LLC (formerly Super IntermediateCo LLC) ("Centro NP"), Super MergerSub Inc. ("MergerSub"), and Super DownREIT MergerSub LLC ("Super REIT MergerSub" and together with Centro NP and MergerSub, the "Buyer Parties"). The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company ("Centro"). Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the "Offer") to purchase all outstanding shares of common stock, par value $0.01 per share ("Common Stock"), of New Plan at a price of $33.15 per share, net to the holders thereof, in cash (the "Offer Price"). The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007. On April 5, 2007, following the expiration of the initial offering period of the Offer, MergerSub accepted for payment, and purchased, all of the approximately 69,105,909 shares of Common Stock, representing approximately 66.7% of the outstanding shares of Common Stock, that had been validly tendered in the initial offering period of the Offer. On April 19, 2007, following the expiration of the subsequent offering period of the Offer, MergerSub accepted for payment, and purchased, all of the approximately 22,096,621 shares of Common Stock, which, together with the shares purchased in the initial offering period, represented approximately 88.0% of the outstanding shares of Common Stock, that had been validly tendered in the subsequent offering period of the Offer. On April 19, 2007, MergerSub exercised its top-up option pursuant to the Merger Agreement to acquire an additional 52,929,108 shares of Common Stock from New Plan at a purchase price equal to the Offer Price, which number of shares was sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of, or any action by, the New Plan stockholders. MergerSub used approximately $1.5 billion of borrowings under a term facility (the "Tender Facility") from J.P. Morgan Securities Inc. and certain of its affiliates to finance payments related to the Offer. The Tender Facility was outstanding from April 5, 2007 to April 20, 2007, and amounts outstanding thereunder bore interest at a rate per annum equal to the monthly Eurodollar rate determined as set forth in the Tender Facility Agreement. On April 20, 2007, the Tender Facility was repaid in full and terminated in connection with the closing of the Mergers (as defined below).

        On April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the "Merger"), with New Plan surviving the Merger, and in connection therewith, Super DownREIT Acquisition L.P. ("DownREIT Acquisition") merged with and into Excel Realty Partners, L.P. (the "DownREIT Partnership"), with the DownREIT Partnership continuing as the surviving limited partnership (the "DownREIT Merger," and together with the Merger, the "Mergers"). In connection with the Merger, (a) each share of Common Stock (other than shares held by New Plan or any subsidiary of New Plan or by Purchaser) was converted into the right to receive the same $33.15 in cash per share as was paid in the Offer, without interest, and (b) each outstanding option to purchase Common Stock under any employee stock option or incentive plan became fully vested and exercisable (whether or not then vested or subject to any performance condition that has not been satisfied, and regardless of the exercise price thereof or the terms of any other agreement regarding the vesting, delivery or payment thereof) and was cancelled in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of the Offer Price over the exercise price per share of such option. As a result of the Merger, New Plan became a wholly owned subsidiary of Centro NP and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger.

        Immediately following the Merger, on April 20, 2007, New Plan, as the surviving corporation of the Merger, was liquidated (the "Liquidation"), and in connection with the Liquidation, (a) all of New Plan's assets were transferred to, and all of its liabilities were assumed by, Centro NP, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of common stock of New Plan were cancelled. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

        In connection with the Mergers, Centro NP, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture (as defined below)) and U.S. Bank Trust National Association, as trustee (the "Trustee") entered into supplemental indentures (the "Supplemental Indentures"), each dated as of April 20, 2007, to (i) the Indenture dated as of March 29, 1995 (the "1995 Indenture"), by and between New Plan (as successor to New Plan Realty Trust) and the Trustee (as successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston), (ii) the Indenture dated as of February 3, 1999 (the "1999 Indenture"), by and among New Plan, New Plan Realty Trust, as guarantor, and the Trustee (as successor to State Street Bank and Trust Company), and (iii) the Indenture dated as of January 30, 2004 (the "2004 Indenture", and collectively with the 1995 Indenture and the 1999 Indenture, the "Indentures"), by and between New Plan and the Trustee. The Supplemental Indentures each provided for the assumption by Centro NP of all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger.

        Centro NP, as the successor obligor on New Plan's unsecured senior notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the unsecured senior notes or pursuant to Section 15(d) of the Exchange Act.

  Accounting Treatment

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), a business combination occurs when an entity acquires net assets that constitute a business or acquires equity interest of one or more other entities and obtains "control" over that entity or entities. "Control" is defined by SFAS No. 141 as "ownership by one company, directly or indirectly, of over fifty percent of the outstanding voting shares of another company." For accounting purposes, SFAS No. 141 further states that the designated acquisition date should be the date that effective control of the acquired entity is transferred to the acquiring entity without restrictions, except those required to protect the shareholders or other owners of the acquired entity. In conjunction with the transactions described above, Centro NP LLC acquired a 66.7% controlling interest in New Plan on April 5, 2007. As such, with respect to the results of operations of Centro NP, April 5, 2007 is used as the acquisition date throughout the remainder of this document. Accordingly, the Consolidated Financial Statements contained in this report represent the results of operations and financial condition of New Plan (which is referred to as the Predecessor herein) prior to April 5, 2007, and of Centro NP for the period from April 5, 2007 through September 30, 2007. Not withstanding the foregoing, New Plan's stock remained outstanding until April 20, 2007, at which point MergerSub, subsequently Centro NP, acquired the remaining outstanding shares of Common Stock. Accordingly, any discussion pertaining to New Plan's common stock, preferred stock or stock-based compensation will reference April 20, 2007.

        The aggregate purchase price of the Merger has been allocated in accordance with SFAS No. 141 at the date of acquisition, based on the Company's evaluation of information and estimates available at such date. Accordingly, all assets were recorded at their fair values at the time of acquisition. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations will be finalized no later than 12 months from the date of acquisition. As of September 30, 2007, the total aggregate purchase price had been allocated as follows:

ASSETS
Net real estate	$4,528,697
Cash and cash equivalents	96,964
Restricted cash	18,988
Marketable securities	6,230
Receivables:
Trade, net of allowance for doubtful accounts	34,593
Other, net	30,818
Mortgages and notes receivable	626
Prepaid expenses and deferred charges	16,028
Investments in/advances to unconsolidated ventures	186,476
Intangible assets, net of accumulated amortization	861,963
Goodwill	785,556
Other assets	19,379

Total assets	$6,586,318

LIABILITIES AND MEMBERS' CAPITAL
Liabilities:
Mortgages payable, including unamortized premium	$444,649
Notes payable, net of unamortized premium	1,266,814
Credit agreements	305,412
Capital leases	31,331
Due to Centro Property Trust	303,400
Other liabilities	551,032
Tenant security deposits	9,948

Total liabilities	2,912,586

Minority interest in consolidated partnership and joint ventures	88,673

Commitments and contingencies	—
Members' capital:
Members' capital	3,585,059

Total members' capital	3,585,059

Total liabilities and members' capital	$6,586,318

Note 2:    Description of Business

        Centro NP LLC (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, the "Company") was formed in February 2007 in connection with the Offer and the Mergers, and to succeed the operations of New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, "New Plan" or the "Predecessor"). Prior to the consummation of the Offer and the Mergers, the Company engaged in no activities other than those incident to its formation and the execution of the Merger Agreement. The principal business of the Company is the ownership and management of community and neighborhood shopping centers throughout the United States. Prior to the consummation of the Mergers and the Liquidation (described in Note 1, "Merger and Liquidation") the Predecessor was operated as a self-administered, self-managed real estate investment trust ("REIT"). As a result of the Merger and Liquidation, the Company is no longer operating as a REIT. On May 3, 2007, the Company's name was changed from Super IntermediateCo LLC to Centro NP LLC.

Note 3:    Summary of Significant Accounting Policies

  Principles of Consolidation

        All references to "we," "us," "our," "ours," "Centro NP" or the "Company" in these notes refer to Centro NP LLC and its wholly-owned and majority owned subsidiaries and consolidated entities, unless the context indicates otherwise. All references to the "Predecessor" or "New Plan" in these notes refer to New Plan Excel Realty Trust, Inc. and its wholly-owned and majority owned subsidiaries and consolidated entities, as it existed prior to April 5, 2007, unless the context indicates otherwise.

        The consolidated financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to April 5, 2007, and of the Company for the period from April 5, 2007 through September 30, 2007. The accompanying consolidated financial statements of the Company and the Predecessor include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. The portion of these entities not owned by the Company or the Predecessor is presented as minority interest as of and during the periods presented. All inter-entity transactions have been eliminated.

        When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine (i) if the entity is a variable interest entity ("VIE"), (ii) if the Company is the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46") and (iii) whether the Company has a controlling interest in the entity, in accordance with the FASB's Emerging Issues Task Force ("EITF") Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). The Company consolidates (i) entities that are VIEs that the Company is deemed to be the primary beneficiary of in accordance with FIN 46 and (ii) entities that are non-VIEs which the Company controls in accordance with EITF 04-5. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions) include (i) entities that are VIEs that the Company is not deemed to be the primary beneficiary of and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who qualifies as the primary beneficiary if certain events occur that are likely to cause a change in the original determinations.

  Basis of Presentation

        The consolidated financial statements of the Company and the Predecessor have been prepared pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated statements of income and comprehensive income for the periods presented are not necessarily indicative of the results expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Predecessor's latest annual report on Form 10-K.

  Earnings per Share of Common Stock

        As of September 30, 2007, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor's common stock had been cancelled. For periods prior to April 5, 2007, the Predecessor presented both basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). Earnings per common share ("basic EPS") was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings per share of common stock assuming dilution ("diluted EPS") was computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consisted of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of the DownREIT Partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

  Accounts Receivable

        Accounts receivable is stated net of allowance for doubtful accounts of $21.6 million and $19.4 million as of September 30, 2007 and December 31, 2006, respectively. The Company makes, and the Predecessor made, estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

        Above-market and below-market lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market lease value is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease, plus any renewal periods with fixed rental terms that are considered to be below-market.

        The total amount of other intangible assets allocated to in-place lease values is based on management's evaluation of the specific characteristics of each lease and the Company's overall relationship with each tenant. Factors considered in the allocation of these values include, but are not limited to, the nature of the existing relationship with the tenant, the tenant's credit quality, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management will estimate costs required to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. Independent appraisals and/or management's estimates will be used to determine these values.

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

        When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

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

Balance at April 5, 2007	$—
Costs capitalized	3,223
Amortization / write-offs	(164)

Balance at September 30, 2007	$3,059

        As of December 31, 2006, the balance of capitalized internal leasing costs was approximately $16.0 million.

  Investments in /Advances to Unconsolidated Ventures

        The Company has direct equity investments in several joint venture projects. The Company accounts for these investments in unconsolidated ventures using the equity method of accounting, as the Company exercises significant influence over, but does not control, and is not the primary beneficiary of, these entities. These investments are initially recorded at cost, as "Investments in/advances to unconsolidated ventures", and subsequently adjusted for equity in earnings and cash contributions and distributions. Intercompany fees and gains on property transactions are eliminated to the extent of the Company's ownership interest.

        To the extent that the Company contributes assets to a joint venture project, the difference between the Company's cost basis in the assets and the basis reflected at the joint venture level is amortized over the life of the related asset and included in the Company's share of equity in income of unconsolidated ventures.

  Intangible Assets

        The Company's intangible assets, other than those acquired in business combinations, include property management rights, an asset management fee stream and the Company's domain name. These assets were initially measured based on their fair values and are being amortized on a straight-line basis over a period of 10 to 40 years. These assets are stated at cost, net of accumulated amortization.

  Goodwill

        The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 modifies the previous accounting treatment of goodwill, eliminating the amortization of goodwill and requiring that goodwill be tested on an annual basis for possible impairment. The Company does not believe that any impairment of its goodwill existed as of September 30, 2007.

  Derivative/Financial Instruments

        The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. For periods subsequent to April 4, 2007, the Company does not qualify for hedge accounting under SFAS No. 133. Accordingly, for all derivative instruments the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. Prior to April 5, 2007, the Predecessor elected to use hedge accounting under SFAS No. 133. Under that pronouncement, changes in the fair value of derivatives designated as fair value hedges were recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative were reported in other comprehensive income ("OCI") and subsequently reclassified into earnings when the hedged item affected earnings. Changes in fair value of derivative instruments were not designated as hedging instruments, and ineffective portions of hedges, were recognized in earnings in the current period.

  Asset Retirement Obligations

        The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company. The Company's conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of. In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $2.4 million as of September 30, 2007. As of December 31, 2006, the Predecessor had recognized a liability for conditional asset retirement obligations of approximately $1.0 million.

  Self-Insured Health Plan

        The Company has a self-insured health plan for all of its employees. In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually. Self-insurance losses are accrued based on the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry. The liability for self-insured losses is included in accrued expenses and was approximately $1.0 million and $0.8 million at September 30, 2007 and December 31, 2006, respectively.

  General Liability Insurance

        The Company has one wholly-owned captive insurance company, ERT CIC, LLC ("ERT CIC"), which underwrites the first layer of general liability insurance programs for the Company's wholly-owned, majority-owned and joint venture properties (excluding properties owned by CA New Plan Acquisition Fund, LLC, CA New Plan Direct Investment Fund, LLC and CA New Plan Venture Fund, LLC, which are covered under a separate policy). The Company carries general liability insurance on its properties in amounts that it believes (i) adequately insures all of its properties and (ii) are in line with coverage obtained by owners of similar properties. The Company has purchased stop loss insurance, which will reimburse the Company for individual claims in excess of $0.3 million annually, or aggregate claims in excess of $3.7 million annually. If the Company experiences a loss and ERT CIC is required to pay under its insurance policy, the Company would ultimately record a loss to the extent of such required payment. Because the Company owns ERT CIC, the Company is responsible for ERT CIC's liquidity and capital resources, and the accounts of ERT CIC are part of the Company's and the Predecessor's consolidated financial statements.

  Revenue Recognition

        Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "deferred rent receivable" on the accompanying Consolidated Balance Sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Rental revenue also includes lease termination fees. The Company recognized approximately $2.1 million of lease termination fees for the three months ended September 30, 2007 and $2.6 million of lease termination fees for the period from April 5, 2007 through September 30, 2007. The Predecessor recognized approximately $2.1 million of lease termination fees for the period from January 1, 2007 through April 4, 2007. Additionally, the Predecessor recognized approximately $0.5 million and $6.4 million of lease termination fees for the three and nine months ended September 30, 2006, respectively.

  Income from Discontinued Operations

        Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company's real property that has been sold, or otherwise qualifies as "held for sale" (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company's Consolidated Statements of Income and Comprehensive Income and Consolidated Balance Sheets. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

  Income Taxes

        The Predecessor elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to maintain its qualification as a REIT, the Predecessor was required to, among other things, distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Predecessor was not subject to federal income tax with respect to the portion of its income that met certain criteria and was distributed annually to the stockholders. Subsequent to the Merger and the Liquidation, the Company is organized as a limited liability company and is not subject to federal income tax. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements.

        The Company is, and the Predecessor was, subject to certain state and local taxes. Provision for such taxes has been included in general and administrative expenses in the Company's Consolidated Statements of Income and Comprehensive Income.

        The Predecessor elected to treat certain of its subsidiaries as taxable REIT subsidiaries ("TRS"). In general, the TRSs of the Predecessor performed additional services for tenants of the Predecessor and generally engaged in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). The TRS was subject to corporate federal income tax. As a result of the Merger, and the fact that the Company is no longer operating as a REIT, the Predecessor's TRSs are now operating as corporations. At September 30, 2007, one of these corporations had a tax net operating loss ("NOL") carryforward of approximately $28.3 million, expiring from 2015 to 2020. In addition, the corporations had other net tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold. The Company has ascribed a full valuation allowance to these net deferred tax assets.

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of the adoption of FIN 48 on its consolidated financial statements and has concluded that as of September 30, 2007 it did not have any material uncertain tax positions.

  Segment Information

        The principal business of the Company is the ownership and management of community and neighborhood shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP. Further, all of the Company's operations and assets are within the United States.

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

  Recently Issued Accounting Standards

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 allows entities to report selected financial assets and liabilities at fair value. Prior to the issuance of this new guidance, related assts and liabilities had been measured differently, resulting in artificial earnings volatility and the undue complexity of applying other accounting guidance. SFAS No. 159 aims to alleviate those types of reporting issues in addition to enhancing comparisons between entities and expanding disclosures of interest to financial statement users. SFAS No. 159 also serves to advance convergence of FASB guidance with that of the International Accounting Standards Board, which has previously adopted a fair value option. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007, but early adoption is permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations however, the adoption of SFAS No. 159 is not expected to have a material impact on the consolidated financial statements of the Company.

Note 4:    Pro Forma Financials

        The following table summarizes, on an unaudited pro forma basis, the results of operations for the three and nine months ended September 30, 2007 and 2006 as though the Merger and Liquidation had occurred on January 1, 2007 and 2006, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Pro forma rental revenues	$—	$125,473	$410,139	$375,310
Pro forma operating expenses	—	(121,746)	(305,697)	(282,124)

Income before real estate sales, minority interest and other income and expenses	—	3,727	104,442	93,186
Pro forma other expenses, net	—	(22,695)	(69,880)	(67,500)

Pro forma (loss) income from continuing operations	—	(18,968)	34,562	25,686
Pro forma income from discontinued operations	—	993	560	4,562

Pro forma net (loss) income	$—	$(17,975)	$35,122	$30,248

Note 5:    Acquisitions and Dispositions

  Acquisitions

        During the nine months ended September 30, 2007, the Company and the Predecessor, as applicable, acquired one shopping center, the remaining 75% interest in a shopping center in which the Company owned the other 25% interest, a building on an outparcel located immediately adjacent to an existing shopping center owned by the Company and two land parcels. Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area(1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Predecessor:
Land at the Rising Sun Towne Centre	Rising Sun, MD	Land	01/05/07	2.8 Acres	$2.0	—	—	$2.0
Stewart Plaza	Garden City, NY	Shopping Center	01/24/07	193,622	$32.7	$6.3	—	$26.4

Predecessor Total					$34.7	$6.3	—	$28.4

Company:
Land at Wynnewood Village	Dallas, TX	Land	06/06/07	1.8 Acres	$0.4	—	—	$0.4
The Centre at Preston Ridge (2)	Frisco, TX	Shopping Center	08/03/07	734,258	$147.5	—	—	$147.5
Land at Victory Square	Savannah, GA	Building	08/09/07	0.9 Acres	$0.6	—	—	$0.6

Company Total					$148.5	$—	$—	$148.5

(1)
Amounts in square feet, unless otherwise noted.
(2)
Property acquired from BPR Shopping Center, L.P., a joint venture in which the Company had a 25% interest. The purchase price represents the amount paid for the remaining 75% interest in the joint venture. The Company now owns 100% of the partnership interest in BPR Shopping Center, L.P.

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

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area(1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	Shopping Center	01/27/06	6,580	$2.3	—	—	$2.3
Building at Hazel Path	Hendersonville, TN	Shopping Center	02/21/06	94,977	$4.8	—	—	$4.8
Shoppes at Hickory Hollow	Antioch, TN	Shopping Center	09/21/06	144,469	$15.5	—	$10.8	$4.7
The Quentin Collection	Kildeer, IL	Shopping Center	09/22/06	171,179	$38.2	—	—	$38.2
the Shoppes at Cinnaminson	Cinnaminson, NJ	Land	09/29/06	40 acres	$10.7	—	—	$10.7
Land at Brentwood Plaza	Cincinnati, OH	Land	10/19/06	1.2 acres	$0.7	—	—	$0.7
Ventura Downs (2) (3)	Kissimmee, FL	Shopping Center	11/01/06	98,191	$42.7	—	$15.6	$27.1
Odessa-Winwood Town Center (2) (4)	Odessa, TX	Shopping Center	11/01/06	343,603	—	—	—	—
A&P Fresh Market	Clark, NJ	Leasehold Interest	11/10/06	—	—	—	—	—
Land at Culpepper Plaza	College Station, TX	Land	11/16/06	0.6 acres	$0.2	—	—	$0.2
Fox Run Mall	Glastonbury, CT	Shopping Center	12/01/06	97,086	$17.5	$4.8	—	$12.7
Land at Rising Sun Towne Center	Rising Sun, MD	Land	12/05/06	5.3 acres	$0.7	—	—	$0.7
Land at Victory Square	Savannah, GA	Land	12/12/06	9.8 acres	$0.6	—	—	$0.6
Memphis Commons	Memphis, TN	Shopping Center	12/21/06	336,638	$42.0	—	$17.2	$24.8
Land at Wabash Crossing (5)	Wabash, IN	Land	12/22/06	26.5 acres	$2.6	—	—	$2.6

	Total				$178.5	$4.8	$43.6	$130.1

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

        Additionally, on June 20, 2006, NewSem Tyrone Gardens LLC, a joint venture with The Sembler Company in which the Company holds a 90% interest, acquired Tyrone Gardens, a 209,337 square foot shopping center located in St. Petersburg, Florida, for approximately $19.0 million, including approximately $9.0 million of assumed mortgage indebtedness. In accordance with the provisions of EITF 04-5, this property is included as a consolidated entity in the Company's Consolidated Financial Statements.

  Dispositions

        During the period from January 1, 2007 through April 4, 2007, the Predecessor sold two land parcels for aggregate gross proceeds of approximately $4.5 million. During the period from April 5, 2007 through September 30, 2007, the Company sold one property and five land parcels for aggregate gross proceeds of approximately $4.0 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company and the Predecessor, as applicable, recorded the results of operations and the related gain on sale as income (loss) from discontinued operations (Note 7).

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

Note 6:    Real Estate Held for Sale and Impaired Real Estate

        As of September 30, 2007, three land parcels, located in three states, were classified as "Real estate held for sale." Such parcels had an aggregate book value of approximately $1.0 million as of September 30, 2007.

        As of December 31, 2006, three retail properties and three land parcels were classified as "Real estate held for sale." These properties are located in four states and have an aggregate gross leasable area of approximately 0.2 million square feet. Such properties had an aggregate book value of approximately $28.6 million, net of accumulated depreciation of approximately $0.7 million as of December 31, 2006. In accordance with SFAS No. 144 (Note 3), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 7).

Note 7:    Income from Discontinued Operations

        The following is a summary of income from discontinued operations for the periods presented below (dollars in thousands):

	The Company		The Predecessor
	Three Months Ended September 30, 2007	Period from April 5, through September 30, 2007	Three Months Ended September 30, 2006	Period from January 1, through April 4, 2007	Nine Months Ended September 30, 2006
Total revenue	$279	$337	$3,360	$(88)	$11,159
Operating costs	(16)	(43)	(641)	(45)	(2,226)
Real estate taxes	39	9	(396)	(23)	(1,548)
Depreciation and amortization	—	—	(690)	(2)	(2,381)
Provision for doubtful accounts	(269)	(255)	(640)	670	(442)

Total operating costs	(246)	(289)	(2,367)	600	(6,597)
Income from discontinued operations before impairment and gain on sale	33	48	993	512	4,562
Gain on sale of other discontinued operations	—	—	4,234	2,464	14,374
Impairment of real estate held for sale and other discontinued operations	—	—	—	—	(304)

Income from discontinued operations	$33	$48	$5,227	$2,976	$18,632

Note 8:    Investments in/Advances to Unconsolidated Ventures

        The following table summarizes the Company's and the Predecessor's investments in unconsolidated joint ventures as of September 30, 2007 and December 31, 2006, respectively (dollars in thousands). The Company accounts, and the Predecessor accounted, for these investments using the equity method.

					Company	Predecessor
					Investments in/Advances to Unconsolidated Ventures
	City	State	JV Partner	Percent Ownership	September 30, 2007	December 31, 2006
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$14,266	$6,477
BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$8,676	$1,039
BPR Shopping Center, L.P. (3)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	25%	$—	$2,808
BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	$2,692	$871
CA New Plan Acquisition Fund, LLC (4)	Various	Various	Major U.S. Pension Fund	10%	$4,507	$2,408
CA New Plan Venture Direct Investment Fund, LLC	Various	Various	Major U.S. Pension Fund	10%	$3,453	$744
CA New Plan Venture Fund, LLC (5)	Various	Various	Major U.S. Pension Fund	10%	$20,184	$3,258
Centro NP Residual Holding LLC	Various	Various	Super LLC	49%	$51,612	$—
Galileo America LLC	Various	Various	Galileo Shopping America Trust	5%	$49,829	$34,843
NP/I&G Institutional Retail Company, LLC (6)	Various	Various	JPMorgan Investment Management, Inc.	20%	$38,117	$29,174
NP/I&G Institutional Retail Company II, LLC (7) (8)	Various	Various	JPMorgan Investment Management, Inc.	20%	$14,724	$1,808
NPK Redevelopment I, LLC (9)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	$4,657	$3,557
NP/SSP Baybrook, LLC (7)	Webster	TX	JPMorgan Investment Management, Inc.	20%	$2,776	$2,892
Westgate Mall, LLC (10)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	$1,267	$1,522

Investments in/Advances to Unconsolidated Ventures					$216,760	$91,401

In connection with the Merger, the Company's investments in unconsolidated ventures were recorded at fair value.

(1)
The Company receives increased participation after a 10% return.
(2)
The Company receives a 10% return on its investment.
(3)
On August 3, 2007, the Company acquired the 75% partnership interest in BPR Shopping Center, L.P. that it did not previously own for an aggregate purchase price of approximately $75.7 million. In connection with the transaction, the mortgage on the property was defeased for a total cost to the Company of $71.8 million. As of September 30, 2007, the Company owned 100% of the partnership interest in BPR Shopping Center, L.P. The purchase price was funded by an equity contribution from Super LLC.
(4)
The Company receives increasing participation after a 10% IRR.
(5)
The Company receives increasing participation after a 12% IRR.
(6)
The Company receives increased participation after a 12% IRR.
(7)
The Company receives increased participation after a 10% IRR.
(8)
The joint venture did not own any properties as of December 31, 2006.

(9)
The Company has committed to contribute a total of $6.0 million to this joint venture. Percent ownership represents the Company's ownership interest in the joint venture subsequent to such contribution. The Company receives increasing participation after a 10% return.
(10)
The Company receives increasing participation after a 13% IRR.

        Combined summary unaudited financial information for the Company's and the Predecessor's, as applicable, investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets	September 30, 2007	December 31, 2006
	(Company)	(Predecessor)
Assets:
Real estate assets	$3,562,456	$3,030,086
Accumulated depreciation	(220,769)	(156,235)

Net real estate	3,341,687	2,873,851
Trade receivables, net of allowance for doubtful account	32,968	27,536
Other assets, net of accumulated amortization	274,593	206,717

Total Assets	$3,649,248	$3,108,104

Liabilities:
Mortgages payable, net of unamortized premium	$1,966,166	$1,930,025
Notes payable, net of unamortized discount	300,000	—
Amounts payable to Centro NP/New Plan	880	6,314
Other liabilities	174,911	129,672

Total liabilities	2,441,957	2,066,011
Total partners' capital	1,207,291	1,042,093

Total liabilities and partners' capital	$3,649,248	$3,108,104

Investments in/advances to unconsolidated ventures	$216,760	$91,401

	Company		Predecessor
	Three Months Ended September 30, 2007	Period from April 5, through September 30, 2007	Three Months Ended September 30, 2006	Period from January 1, through April 4, 2007	Nine Months Ended September 30, 2006
Condensed Combined Statements of Income
Rental revenues	$93,417	$278,622	$82,028	$96,184	$242,945
Operating expenses	(27,701)	(82,059)	(22,384)	(27,785)	(70,003)
Interest expense	(35,439)	(90,935)	(26,404)	(28,821)	(75,941)
Depreciation and amortization	(28,520)	(83,567)	(27,698)	(28,588)	(79,606)
Other income, net	80	23	100	125	281
(Loss) gain on sale of real estate	(898)	(898)	—	—	1,548
Gain (loss) from discontinued operations	—	2,352	(2)	1,221	(2)

Net income	$939	$23,538	$5,640	$12,336	$19,222

Company's/Predecessor's share of net (loss) income	$(27)	$1,608	$1,103	$974	$3,769

        The following is a brief summary of the unconsolidated joint venture obligations of the Company as of September 30, 2007.

    • Arapahoe Crossings, L.P.    The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $47.2 million as of September 30, 2007.

    • BPR Land Partnership, L.P.    The Company has a 50% interest in a joint venture that owns approximately 24.3 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of September 30, 2007.

    • BPR South, L.P.    The Company has a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of September 30, 2007.

    • CA New Plan Acquisition Fund, LLC.    The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for asset acquisitions, up to a maximum amount of $4.2 million, of which approximately $2.4 million had been contributed by the Company as of September 30, 2007. The Company anticipates contributing the remaining approximate $1.8 million by the end of 2007. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. As of September 30, 2007, the joint venture owned seven stabilized retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $67.9 million as of September 30, 2007.

    • CA New Plan Venture Direct Investment Fund, LLC.    The Company has a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of this joint venture, the Company has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.4 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture. As of September 30, 2007, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. As of September 30, 2007, the joint venture owned five stabilized retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $45.0 million as of September 30, 2007.

    • CA New Plan Venture Fund, LLC.    During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct

    Investment Fund, LLC, and two assets were sold. As of September 30, 2007, the joint venture owned three stabilized retail properties and one retail property under redevelopment. Under the terms of the restructured joint venture, the Company continues to have a 10% interest in the venture, and has committed to contribute its pro rata share of capital required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture. As of September 30, 2007, the Company had not made any such required capital contributions, and does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $43.3 million as of September 30, 2007.

    • Centro NP Residual Holding LLC.    In August 2007, the Company formed a joint venture with Super LLC, the Company's sole managing member ("Super LLC"), in order to own and manage real estate properties (including owning securities in entities that own and/or manage real estate properties). In connection with the formation of the joint venture, the Company contributed 49% of its interest in certain subsidiaries (the "Transferred Entities"), owning 18 real properties with an approximate value of $406 million, to this joint venture. The Company distributed the remaining 51% of its interest in the Transferred Entities to its parent, Super LLC, and Super LLC contributed such interest in the Transferred Entities to this joint venture. Following these transactions, the Company owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture. The joint venture owned 18 stabilized retail properties as of September 30, 2007. Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture. The joint venture had loans outstanding of approximately $300.0 million as of September 30, 2007.

    The results of operations of this joint venture from August 15, 2007 to September 30, 2007 are included in the Company's consolidated statements of income and comprehensive income for the three months ended September 30, 2007 and the period from April 5, 2007 to September 30, 2007. There was no gain or loss recognized by the Company related to the transaction.

    • Galileo America LLC.    The Company has a 5% interest in this joint venture. Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest. The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest. As of September 30, 2007, this joint venture was comprised of 126 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

    • NP / I&G Institutional Retail Company, LLC.    The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 12 stabilized retail properties and one retail property under redevelopment as of September 30, 2007. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture. The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor's total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to the Predecessor in February 2006. During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of September 30, 2007. The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture. The joint venture had loans outstanding of approximately $280.9 million as of September 30, 2007.

    • NP / I&G Institutional Retail Company II, LLC.    In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions. As of September 30, 2007, the Company had contributed approximately $14.7 million for such purpose. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required. As of September 30, 2007, the joint venture owned three stabilized retail properties. The joint venture had loans outstanding of approximately $46.8 million as of September 30, 2007.

    • NPK Redevelopment I, LLC.    The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, the Company has committed to contribute $6.0 million, $4.7 million of which had been contributed by the Company as of September 30, 2007. After the contribution of the total committed amount, the Company will have a 20% interest in the venture and will be responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had no loans outstanding as of September 30, 2007.

    • NP/SSP Baybrook, LLC.    The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $41.0 million as of September 30, 2007.

    • Westgate Mall, LLC.    The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture is currently redeveloping the mall into a large community shopping center. Under the terms of this joint venture, the Company has a 10% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $45.6 million as of September 30, 2007.

Note 9:    Intangible Assets and Goodwill

        Intangible assets are comprised of the following (dollars in thousands):

	September 30, 2007	December 31, 2006	Amortization Period
	(Company)	(Predecessor)
In-place lease value, legal fees and leasing commissions, net (Note 3)	$560,955	$44,860	Life of lease
Above market leases acquired, net (Note 3)	30,782	4,877	Life of lease
Other intangibles, net (1)	615	—	20 years
Value of asset management fee stream, net (Note 3)	63,906	17,845	40 years
Value of property management rights, net (Note 3)	167,070	20,674	20 years

Total	$823,328	$88,256

(1)
Other intangibles consist of amounts paid to acquire the Company's domain name.

        Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Company		Predecessor
	Three Months Ended September 30, 2007	Period from April 5, through September 30, 2007	Three Months Ended September 30, 2006	Period from January 1 through April 4, 2007	Nine Months Ended September 30, 2006
Amortization Expense	$32,083	$64,083	$2,100	$3,010	$7,000
Write-offs	—	—	23	78	700

        The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2007 (remaining three months)	$31,377
2008	121,213
2009	115,000
2010	103,986
2011	96,650

        As of September 30, 2007, the Company had also recorded approximately $785.6 million of goodwill in connection with the Merger.

Note 10:    Debt Obligations

        As of September 30, 2007 and December 31, 2006, the Company and the Predecessor, respectively, had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

		Carrying Value as of
	Maximum Amount Available	September 30, 2007	December 31, 2006	Stated Interest Rates	Scheduled Maturity Date
		(Company)	(Predecessor)
CREDIT AGREEMENTS
July 2007 Revolving Facility (1)	$350,000	$304,000	$—	LIBOR + 85 bp (2) (3)	December 2007
Amended Revolving Facility (1)	—	—	41,000	—	—
Amended Secured Term Loan (1)	—	—	150,000	—	—

Total Credit Agreements	$350,000	$304,000	$191,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$409,790	$428,045	5.740% - 9.25%	2007-2021
Variable Rate Mortgages		8,874	9,302	Variable (4)	2009-2011

Total Mortgages		$418,664	$437,347
Net unamortized premium		14,573	11,563

Total Mortgages, net		$433,237	$448,910

NOTES PAYABLE
7.35% unsecured notes (5)		$—	$30,000	7.350%	—
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
3.75% unsecured notes (6)		217	115,000	3.750%	June 2010
4.50% unsecured notes (7)		150,000	150,000	4.500%	February 2011
3.70% unsecured notes (8)		—	200,000	3.700%	—
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029

Total Notes		830,217	1,175,000
Net unamortized premium (discount)		31,243	(5,911)
Impact of pay-floating swap agreements		—	(2,139)

Total Notes, net		$861,460	$1,166,950

CAPITAL LEASES		$31,054	$27,500	7.500%	June 2031

TOTAL DEBT		$1,629,751	$1,834,360

(1)
On April 20, 2007, simultaneously with the completion of the Mergers, the Predecessor's Amended Revolving Facility (as defined below) was prepaid in full and terminated. Simultaneously with the prepayment and termination of the Amended Revolving Facility, the Company entered into a new revolving credit facility (the "April 2007 Revolving Facility") with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility. Concurrently with the establishment of the April 2007 Revolving Facility, the Company used a portion of the proceeds from the April 2007 Revolving Facility and caused the Amended Secured Term Loan (as defined below) to be prepaid in full and terminated. On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility. Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into a new $350.0 million unsecured revolving credit facility (the "July 2007 Revolving Facility") with Bank of America, N.A., as administrative agent.

(2)
The Company incurs interest using the 30-day LIBOR rate which was 5.12% as of September 30, 2007. The interest rate on this facility adjusts based on the Company's credit rating.
(3)
The Company also incurs an annual facility fee of 22.5 basis points on this facility.
(4)
As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 5.12% as of September 30, 2007, plus 125 basis points, or the Moody's A Corporate Bond Index, which was 5.76% as of September 30, 2007, plus spreads ranging from 12.5 to 37.5 basis points.
(5)
On June 15, 2007, the Company repaid the $30.0 million outstanding under its 7.35% unsecured notes payable with funding from Centro.
(6)
Represents convertible senior notes. At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company's common stock. The initial conversion price was $25.00 per share. On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes. As discussed further below, these notes became convertible on April 1, 2007, and are currently convertible through July 2, 2007. As of September 30, 2007, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.
(7)
The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.
(8)
Represents convertible senior notes issued in a private offering completed on September 19, 2006 (as further discussed below). At certain dates, and upon the occurrence of certain events, the notes were convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company's common stock. The initial conversion rate was 30.5506 shares of the Company's common stock for each $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share). On or after September 20, 2011, the Company could have redeemed all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders could have required the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. As of September 30, 2007, all $200.0 million of these notes had been converted into cash by holders thereof.

        On April 20, 2007, simultaneously with the completion of the Mergers, the Predecessor's $350.0 million unsecured revolving credit facility, as amended August 25, 2006 (see below) (the "Amended Revolving Facility"), was prepaid in full and terminated. Simultaneously with the prepayment and termination of the Amended Revolving Facility, Centro NP entered into the April 2007 Revolving Facility with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility. Concurrently with the establishment of the April 2007 Revolving Facility, Centro NP used a portion of the proceeds from the April 2007 Revolving Facility and caused its $150.0 million secured term loan, as amended August 25, 2006 (the "Amended Secured Term Loan"), to be repaid in full and terminated.

        On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility. Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into July 2007 Revolving Facility, with Bank of America N.A., as administrative agent (the "Administrative Agent"), which effectively replaced the April 2007 Revolving Facility.

        The July 2007 Revolving Facility matures on December 31, 2007, subject to early termination by the Company or the Administrative Agent. The July 2007 Revolving Facility includes a revolving credit facility, swing line facility, and a letter of credit facility.

        The July 2007 Revolving Facility bears interest at a rate per annum equal to, at the Company's option, (i) a base rate equal to the prime rate plus an applicable margin as specified in the July 2007 Revolving Facility or (ii) the LIBOR rate plus the applicable margin.

        The July 2007 Revolving Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events. Under the July 2007 Revolving Facility, the Company is also subject to compliance with certain financial coverage ratios and other debt covenants. As of September 30, 2007, these coverage ratios and debt covenants included: (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all outstanding unsecured debt of the Company and its subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

        The July 2007 Revolving Facility contains customary defaults, including, among others: (i) the nonpayment of interest or principal of any loan; (ii) failure to comply with restrictions on use of proceeds; (iii) failure to observe or perform covenants under any loan document; (iv) bankruptcy or insolvency; (v) certain judgments and decrees; and (vi) change of control.

        Amounts outstanding under the July 2007 Revolving Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain subsidiaries of the Company, as guarantors in favor of the Administrative Agent. The July 2007 Revolving Credit Facility also has the benefit of a contingent Guaranty Agreement dated July 31, 2007, by and among CPT Manager Limited and Centro Properties Limited as guarantors in favor of the Administrative Agent (the "Centro Party Guaranty"), which, subject to certain conditions, guarantees up to the full amount of the July 2007 Revolving Credit Facility. In the event that at any time after the Centro Party Guaranty is triggered the amount of the guaranty is less than the full amount of the obligations under the July 2007 Revolving Credit Facility at such time, the Company is required to permanently prepay the July 2007 Credit Facility by the amount of such deficiency.

        In connection with the Mergers, Centro NP, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture) and the Trustee entered into the Supplemental Indentures, each dated as of April 20, 2007, to the Indentures, by and between New Plan and the Trustee. The Supplemental Indentures each provided for the assumption by Centro NP of all of the obligations of New Plan with respect to the following debt securities that are outstanding under each of the Indentures, effective upon consummation of the Merger (collectively, the "Notes"):

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
  (xiii)
  7.97% Senior Notes due 2026; and
  (xiv)
  7.35% Senior Notes due 2007 (repaid on June 15, 2007).

        Centro NP, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC to the extent required under the Indentures governing the Notes or pursuant to Section 15(d) of the Exchange Act.

        On September 19, 2006, the Predecessor completed a private offering of $200.0 million aggregate principal amount of 3.70% senior convertible notes due September 15, 2026 (the "September 2006 Debt Offering"). At certain times and upon the occurrence of certain events, the notes were convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Predecessor's common stock. The initial conversion rate was 30.5506 shares per $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share). At the time of issuance, the notes were not redeemable by the Predecessor prior to September 20, 2011 (except to preserve the Predecessor's status as a REIT for U.S, federal income tax purposes), but were redeemable anytime thereafter, in whole or in part, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest (including additional interest), if any. In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders could have required the Predecessor to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Net proceeds from the September 2006 Debt Offering were used to repurchase approximately $50.0 million of the Predecessor's common stock at a price of $26.83 per share and for general corporate purposes, including the repayment of outstanding borrowings under the Predecessor's $350.0 million unsecured revolving credit facility.

        Pursuant to the terms of the 3.70% Convertible Senior Notes due 2026, as set forth in the 2004 Indenture, as supplemented by the First Supplemental Indenture, dated September 19, 2006 (the "First Supplemental Indenture"), a Change in Control (as defined in the First Supplemental Indenture) occurred as of April 5, 2007, and the Predecessor's common stock was subsequently delisted from the New York Stock Exchange. Accordingly, pursuant to the 2004 Indenture, as supplemented by the First Supplemental Indenture, the 3.70% Convertible Senior Notes became convertible as of April 5, 2007. As such, the 3.70% Convertible Senior Notes were convertible into the following cash amounts per $1,000 principal amount of notes, for the time periods set forth below (subject in each case to the terms and conditions of the 2004 Indenture, as supplemented by the First Supplemental Indenture):

  •
  $1,114.65 per $1,000 principal amount up to and including June 4, 2007; and

  •
  $1,012.75 per $1,000 principal amount after June 4, 2007, convertible at any time until maturity (subject to Sections 2.11(d) and (e) of the 2004 Indenture, as Supplemented by the First Supplemental Indenture).

        As of September 30, 2007, all of the $200.0 million aggregate principal amount of the 3.70% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $222.9 million.

        Pursuant to the terms of the 3.75% Convertible Senior Notes due 2023, as set forth in the 1999 Indenture, as supplemented by an Officers' Certificate, dated May 19, 2003 (the "Officers' Certificate") and the Supplemental Indenture, dated as of December 17, 2004 (the "Supplemental Indenture"), on April 1, 2007, the sale price condition triggering the holders' conversion rights was satisfied as a result of the last reported sale price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter was greater than or equal to 120% of the applicable conversion price on such last trading day. Accordingly, pursuant to the 1999 Indenture, as supplemented by the Officers' Certificate and the Supplemental Indenture, the 3.75% Convertible Senior Notes became convertible as of April 1, 2007 and are currently convertible through July 2, 2007. As such, the 3.75% Convertible Senior Notes were convertible into $1,326 per $1,000 principal amount of notes, convertible up to and including July 2, 2007 (subject in each case to the terms and conditions of the 1999 Indenture, as supplemented by the Officers' Certificate and the Supplemental Indenture).

        As of September 30, 2007, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

        On August 25, 2006, the Predecessor amended and restated its then existing $350.0 million unsecured revolving credit facility (as amended, the "Amended Revolving Facility") and added an accordion feature to the Amended Revolving Facility that allowed the Predecessor, subject to certain conditions, to increase the amount that can be borrowed under the facility to $500.0 million. The Amended Revolving Facility bore interest at LIBOR plus 55 basis points (based on the Predecessor's then existing credit ratings) and incurred an annual facility fee of 15 basis points. The Amended Revolving Facility was scheduled to mature on August 25, 2010, with a one-year extension option.

        On August 25, 2006, the Predecessor also amended and restated its then existing $150.0 million secured term loan (as amended, the "Amended Secured Term Loan"). The Amended Secured Term Loan bore interest at LIBOR plus 55 basis points (based on the Company's then existing credit ratings) and was scheduled to mature on August 25, 2010.

        As of September 30, 2007, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2007 (remaining three months)	$318,403
2008	174,626
2009	199,368
2010	65,815
2011	172,463
Thereafter	653,260

Total debt maturities	1,583,935
Net unamortized premiums on mortgages	14,573
Net unamortized premiums on notes	31,243

Total debt obligations	$1,629,751

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

  Use of Derivative Financial Instruments

        The Company's and Predecessor's, as applicable, use of derivative instruments is, and was, primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to manage the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not use derivative instruments to hedge credit/market risk.

        On August 2, 2006, the Predecessor entered into two forward starting interest rate swap agreements, each for $75.0 million in notional amount. These swaps were assumed by the Company in connection with the Merger. One of the swaps was expected to be used to hedge the risk of changes in interest cash outflows on fixed rate 10-year borrowings/financings that the Company anticipated issuing between February 1, 2007 and October 31, 2007 by effectively locking the three-month LIBOR swap rate. This swap was scheduled to terminate on June 15, 2017. The other swap was expected to be used to hedge the risk of changes in interest cash outflows on fixed rate 10-year borrowings/financings that the Company anticipated issuing between February 1, 2008 and October 31, 2008 by effectively locking the three-month LIBOR swap rate. This swap was scheduled to terminate on June 4, 2018. Both of these swaps were cash settled on September 14, 2007 for approximately $5.6 million.

        As of September 30, 2007, the Company had two reverse arrears swap agreements. The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company's debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. The two reverse arrears swap agreements terminate on February 1, 2011.

        The following table summarizes the terms and fair values of the Company's derivative financial instruments at September 30, 2007 (dollars in thousands). The notional amounts at September 30, 2007 provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$(607)
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(376)

		$65,000			$(983)

        As of September 30, 2007, the reverse arrears swaps of approximately $(1.0) million were reported in Other Assets.

        The Company does not qualify for hedge accounting treatment under SFAS No. 133. Gains and losses pertaining to derivatives are included in "Interest expense" on the Company's Consolidated Statements of Income and Comprehensive Income. This includes mark-to-market adjustments of open contracts as well as periodic settlements.

        During the three months ended September 30, 2007, the Company recorded a non-cash out of period charge of $1.1 million to reflect a cumulative reduction in the fair value of two interest rate swaps which the Company determined did not qualify for hedge accounting within the meaning of SFAS No. 133.

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

        In connection with the DownREIT Merger, each unit of limited partnership interest in the DownREIT Partnership (a "DownREIT Unit") who elected to do so was converted, without any action on the part of the holder, into the right to receive one fully-paid Class A Preferred Unit, without interest, of the surviving partnership (the "Preferred Unit Consideration"). In lieu of the Preferred Unit Consideration, holders of DownREIT Units were offered the opportunity to elect to receive cash in an amount equal to the Offer Price per DownREIT Unit, as adjusted (the "Cash Consideration"). The holders of DownREIT Units that elected to receive the Cash Consideration ceased to be limited partners of the DownREIT Partnership. In connection with the DownREIT Merger, holders of 752,187 DownREIT Units, as adjusted, elected to receive the Cash Consideration, and holders of 2,643,870 DownREIT Units, as adjusted, elected, or were deemed to have elected, to receive the Preferred Unit Consideration. As a result, following the consummation of the DownREIT Merger, there were 2,643,870 Class A Preferred Units outstanding and not owned by Centro NP or its affiliates.

        DownREIT Partnership unit information is summarized as follows:

Limited Partner Units
Outstanding at April 5, 2007	2,643,870
Issued (1)	240,143
Redeemed	(262,049)

Outstanding at September 30, 2007	2,621,964

(1)
Limited partnership units were issued in connection with the Company's acquisition of a partial interest in one property currently held in NP/I&G Institutional Retail Company II, LLC, one of the Company's joint ventures.

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

Note 14:    Stockholders' Equity

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

        Immediately following the Merger, and in connection with the Liquidation, all of New Plan's assets were transferred to, and all of its liabilities were assumed by, Centro NP, and all outstanding shares of common stock of the Predecessor were cancelled. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

  Earnings per Share (EPS)

        In accordance with the disclosure requirements of SFAS No. 128 (Note 3), a reconciliation of the numerator and denominator of basic and diluted EPS for periods prior to April 5, 2007 is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Predecessor
	For the three months ended September 30, 2006	Period from January 1, 2007- April 4, 2007	For the nine months ended September 30, 2006
Basic EPS
Numerator:
Income (loss) from continuing operations	$27,955	$(13,585)	$87,728
Preferred dividends	(5,494)	(12,079)	(16,467)

Income (loss) available to common shares from continuing operations—basic	22,461	(25,664)	71,261
Income available to common shares from discontinued operations—basic	5,227	2,976	18,632

Net income (loss) available to common shares—basic	$27,688	$(22,688)	$89,893

Denominator:
Weighted average of common shares outstanding	104,506	103,355	104,419

Earnings (loss) per share—continuing operations	$0.21	$(0.25)	$0.68
Earnings per share—discontinued operations	0.05	0.03	0.18

Basic earnings (loss) per common share	$0.26	$(0.22)	$0.86

Diluted EPS
Numerator:
Income (loss) from continuing operations	$27,955	$(13,585)	$87,728
Preferred dividends	(5,494)	(12,079)	(16,467)
Minority interest in consolidated partnership	210	297	561

Income (loss) available to common shares from continuing operations—diluted	22,671	(25,367)	71,822
Income available to common shares from discontinued operations—diluted	5,227	2,976	18,632

Net income (loss) available to common shares—diluted	$27,898	$(22,391)	$90,454

Denominator:
Weighted average of common shares outstanding—basic	104,506	103,355	104,419
Effect of diluted securities:
Options and contingently issuable shares	1,779	2,120	1,520
Excel Realty Partners, L.P. third party units	2,907	3,175	2,918
Convertible debt	237	860	16
Restricted stock	19	48	26

Weighted average of common shares outstanding—diluted	109,448	109,558	108,899

Earnings (loss) per share—continuing operations	$0.20	$(0.23)	$0.66
Earnings per share—discontinued operations	0.05	0.03	0.17

Diluted earnings (loss) per common share	$0.25	$(0.20)	$0.83

  Common Stock

        As described above, and as a result of the Merger and the Liquidation, there were no common shares outstanding as of September 30, 2007.

        Prior to the Merger, in order to maintain its qualification as a REIT, not more than 50% in value of the outstanding shares of the Predecessor could have been owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Predecessor, applying certain constructive ownership rules. To help ensure that the Predecessor did not fail this test, the Predecessor's Articles of Incorporation provided for, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Predecessor maintained records that disclosed the actual ownership of its outstanding common stock and demanded written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

  Stock Repurchases

        In October 1999, the Predecessor commenced a program to repurchase up to $75.0 million of the Predecessor's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions, which program expired on December 31, 2005. Through December 31, 2005, approximately 2,150,000 shares were repurchased and retired at an average purchase price of $15.30 per share. In February 2006, the Predecessor renewed the repurchase program to provide for the repurchase of up to $75.0 million of the Predecessor's outstanding common stock from time to time through periodic open market transactions or through privately negotiated transactions. Through April 20, 2007, the date on which the common stock ceased to be outstanding, no shares were repurchased under the renewed common stock repurchase program.

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

  Preferred Stock

        In connection with the Liquidation, the holders of the 7.8% Series D Cumulative Voting Step-Up Premium Rate Preferred Stock (the "Preferred D Shares") and the 7.625% Series E Cumulative Redeemable Preferred Stock (the "Preferred E Shares") received liquidating distributions in accordance with the terms of such securities, and the depositary shares representing a 1/10 fractional interest of a share of the Preferred D Shares and Preferred E Shares, as applicable, were automatically converted into, and cancelled in exchange for the right to receive cash in the amount set forth below:

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

  Stock Based Compensation

        Immediately prior to the effective time of the Merger, and, as provided in the Merger Agreement, the Predecessor's Board of Directors caused all of the Predecessor's outstanding stock options, non-vested performance shares, restricted stock awards and deferred stock awards under any employee stock option or incentive plan to become fully vested and exercisable or payable, as the case may be, and, in the case of the restricted stock awards and deferred stock awards, free of forfeiture restrictions. In particular, in connection with the Merger:

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

        Accordingly, subsequent to the Merger, the Company does not maintain any stock based compensation plans.

  Stock Options

        In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Generally, the approach to accounting for stock-based compensation in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all stock-based compensation to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro-forma disclosure is no longer an alternative under SFAS No. 123(R).

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

        For the three and nine months ended September 30, 2006, the Predecessor recorded approximately $0.4 million and $1.2 million of amortization of deferred compensation related to stock-based compensation, respectively. For the three months ended September 30, 2006, the expense included approximately $0.3 million related to stock options and approximately $0.1 million for restricted stock grants. For the nine months ended September 30, 2006, the expense included approximately $0.6 million related to stock options and approximately $0.6 million for restricted stock grants. Deferred compensation is recorded as a reduction to additional paid in capital.

        As of September 30, 2006, the Predecessor had one active stock option plan pursuant to which stock options had been granted to purchase shares of common stock of the Predecessor to officers, directors, and certain employees of the Predecessor. The active plan was the 2003 Stock Incentive Plan, as amended and restated effective July 14, 2005 (the "2003 Plan"), which provided for the grant of stock options, stock grants and certain other types of stock based awards to officers, directors and certain employees of the Predecessor. The exercise price of stock options granted pursuant to the 2003 Plan was required to be no less than the fair market value of a share of common stock on the date of grant. The vesting schedule and other terms of stock options granted under the 2003 Plan were determined at the time of grant by the Predecessor's executive compensation and stock option committee. As of September 30, 2006, approximately 2.0 million shares were available for stock option grants and 0.8 million shares were available for stock grants or other types of stock based awards other than stock option grants (and to the extent that any such stock grants or other types of stock based awards are issued, then there is a share for share reduction in the number of shares available for stock option grants) under the 2003 Plan. The stock options outstanding under the 2003 Plan, at September 30, 2006, had exercise prices ranging from $11.35 to $25.05 and a weighted average remaining contractual life of approximately 6.5 years. The total amount of option shares exercisable under the 2003 Plan, at September 30, 2006, was approximately 2.2 million.

        The Predecessor used the Black-Scholes-Merton closed-form model ("Black-Scholes option pricing model"), which uses the assumptions detailed in the following table, to value its stock option and restricted stock grants. Expected volatilities are based on historical volatility of the Predecessor's stock. The Predecessor used historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options were expected to be outstanding. The risk-free rates for periods within the contractual life of the option were based on the U.S. Treasury yield curve in effect at the time of grant. The Predecessor's use of the Black-Scholes option pricing model required extensive use of accounting judgment and financial estimates, including estimates of the expected term employees would retain their vested stock options before exercising them, the estimated volatility of the Predecessor's common stock price over the expected term, and the number of options that would be forfeited prior to the completion of the vesting requirements. Application of alternative assumptions could have produced significantly different estimates of the fair value of stock-based compensation, and consequently, significantly different amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock option grants and stock options outstanding, but not yet vested, on the date the Predecessor adopted SFAS No. 123(R).

        The Predecessor believed that the use of the Black-Scholes option pricing model met the fair value measurement objectives of SFAS No. 123(R) and reflected all substantive characteristics of the instruments being valued. The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $2.86 for options granted during the period from January 1, 2007 through April 19, 2007 (on April 20, 2007, the options became fully vested and exercisable and were cancelled in exchanged for the right to received, for each share of common stock issuable upon exercise of the option, cash equal to the excess, if any, of the Offer Price over the exercise price per share of such option), and the fair value of $1.10 for options granted during the nine months ended September 30, 2006:

	April 19, 2007	September 30, 2006
Expected dividend yield	5.40%	6.50%
Risk-free interest rate	4.46% - 4.76%	4.65% - 4.75%
Expected volatility	18.00%	18.00%
Expected life in years	1.5 years - 5.5 years	1.5 years - 5.5 years

  Restricted Stock Awards

        During the period from January 1, 2007 through April 4, 2007, the Predecessor granted 99,655 restricted shares of common stock to certain employees. Of these shares, one-half were scheduled to vest proportionately over five years, commencing on June 30, 2008, and then on the next four succeeding anniversary dates of the date of grant, which was February 27, 2007. The balance of the restricted shares were scheduled to vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Predecessor's executive compensation and stock option committee.

        During the period from January 1, 2007 through April 4, 2007, the Predecessor also granted 14,900 restricted shares of common stock to members of its Board of Directors. Of these shares, half were scheduled to vest proportionately over five years, commencing on June 30, 2008, and then on the next four succeeding anniversary dates of the date of grant, which was February 27, 2007. The balance of the restricted shares were scheduled to vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Predecessor's executive compensation and stock option committee.

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

  Other Stock Awards

        During the period January 1, 2007 through April 4, 2007, the Predecessor also granted 14,900 shares of common stock to members of its Board of Directors. These shares vested immediately upon grant. For accounting purposes, the Predecessor measured compensation costs for these shares as of the date of grant and expensed such amounts against earnings on the grant date. Such amounts appear on the Predecessor's Consolidated Statements of Income and Comprehensive Income under "General and administrative."

        Pursuant to the terms of the New Plan Excel Realty Trust, Inc. 2006 Long-Term Out-Performance Compensation Plan ("Out-Performance Plan"), the Predecessor's executive officers (as of April 19,

2007), other than Glenn Rufrano, the Predecessor's Chief Executive Officer, and William Newman, the Predecessor's Chairman of the Board of Directors, were to be entitled to receive an award of common stock in the event that over either a four or five year performance period ending December 31, 2009 or December 31, 2010, respectively, either of two specified performance criteria were achieved. The value of the common stock award was to vary based on the level of performance achieved, but the maximum award of common stock that could be achieved was $12.0 million. The compensation expense of approximately $3.5 million associated with this award was being recognized ratably over the service period. As noted above, and in connection with the Merger, these awards vested and became payable according to the terms of the applicable agreements. The unrecognized compensation expense of approximately $2.8 million was recorded on the Predecessor's Consolidated Statement of Income and Comprehensive Income under "General and administrative" for the period from April 1, 2007 through April 4, 2007.

        Pursuant to the terms of the Predecessor's employment agreement with Mr. Rufrano, he was eligible to receive an award of common stock in the event that over either a four or five year performance period, ending February 22, 2009 or February 22, 2010, respectively, either of two specified criteria were achieved. The value of the common stock award was to vary based on the level of performance achieved, but the maximum award of common stock that could be achieved was $6.0 million. The compensation expense of approximately $2.2 million associated with this award would have been recognized ratably over the service period. As noted above, an in connection with the Merger, this award vested and became payable according to the terms of the applicable agreement. The unrecognized compensation expense of approximately $1.2 million was recorded on the Predecessor's Consolidated Statement of Income and Comprehensive Income under "General and administrative" for the period from April 1, 2007 through April 4, 2007.

        The Predecessor used a Monte Carlo analysis to value the Out-Performance Plan and Mr. Rufrano's performance award. The Monte Carlo analysis is a simulation exercise designed to arrive at a value for a variable, such as the expected value of an award on the valuation date.

  Dividend Reinvestment Plan

        The Predecessor had a Dividend Reinvestment and Share Purchase Plan whereby shareholders could have invested cash distributions and made optional cash payments to purchase shares of the Predecessor's common stock. The additional shares were issued directly by the Predecessor. In connection with the Merger, this plan was terminated.

  Deferred Compensation Plan

        Until the effective time of the Merger, the Predecessor maintained a nonqualified deferred compensation plan that provided benefits to eligible employees from among a select group of management or highly compensated employees of the Predecessor within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA. The deferred compensation plan was terminated by the Board of Directors as of the Merger effective time, and all amounts under the plan, whether in the employee's "cash deferral account" or his or her "stock unit deferral account" were distributed. Under the deferred compensation plan, eligible employees, were permitted to defer receipt of all or a portion of their bonus, a portion of their salary, as well as all or a portion of their restricted stock and restricted stock unit awards.

Note 15:    Commitments and Contingencies

  General

        The Company is not presently involved in any material litigation arising outside the ordinary course of its business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.8 million as of September 30, 2007. Given the increase in the reserve previously taken by the Predecessor, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

  Funding Commitments

        In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of September 30, 2007, none of which the Company believes will have a material adverse affect on the Company's operations:

    • Letters of Credit.    The Company has arranged for the provision of 10 separate letters of credit in connection with certain property or insurance related matters. If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw. As of September 30, 2007, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $24.4 million.

    • Non-Recourse Debt Guarantees.    Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2007, the Company had mortgage loans outstanding of approximately $418.7 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $2.3 billion. In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

    • Leasing Commitments.    The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2007 (remaining three months)	$941
2008	3,466
2009	3,385
2010	3,221
2011	3,120
Thereafter	41,705

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

Note 16:    Comprehensive Income (Loss)

        Total comprehensive income (loss) was as follows for the periods indicated below (dollars in thousands):

	Company		Predecessor
	Three Months Ended September 30, 2007	Period from April 5, through September 30, 2007	Three Months Ended September 30, 2006	Period from January 1, through April 4, 2007	Nine Months Ended September 30, 2006
Comprehensive income (loss)	$11,228	$15,146	$29,232	$(9,740)	$103,367

        As of September 30, 2007, the primary component of comprehensive income, other than net income, was the Company's mark-to market adjustment on its available-for-sale securities. Prior to the Merger, the Predecessor also included the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges as components of comprehensive income.

        As of September 30, 2007 and December 31, 2006, accumulated other comprehensive loss reflected in the Company's and the Predecessor's stockholders' equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of September 30, 2007	As of December 31, 2006
	(Company)	(Predecessor)
Realized/unrealized (loss) gains on available-for-sale securities	$(568)	$2,299
Unrealized gains on securities held for deferred compensation	—	170
Realized gains on interest hedges	—	1,584
Realized losses on interest hedges	—	(10,302)
Unrealized losses on interest hedges	—	(4,601)

Accumulated other comprehensive loss	$(568)	$(10,850)

Note 17:    Related Parties

        The Company receives a REIT Management fee from affiliates of its Parent Company, Super LLC, which is calculated on assets managed by the Company. As of September 30, 2007 total REIT Management fees earned totaled $4.8 million and are included in fee income on the Company's Statement of Operations.

Note 18:    Subsequent Event

        On October 22, 2007, the Company distributed its 5% interest in Galileo America, LLC to its parent company, Super LLC. Subsequent to the distribution, the Company received a non cash contribution of additional membership interests in Centro NP Residual Holding LLC, which approximates a $490 million addition to equity in unconsolidated joint ventures on the Company's Consolidated Balance Sheet on the date of the transaction.

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

        On April 20, 2007, New Plan, together with Centro NP, MergerSub, and DownREIT Acquisition completed the Mergers. Immediately following the Merger, on April 20, 2007, and in connection with the Liquidation, (a) all of New Plan's assets were transferred to, and all of its liabilities were assumed by, Centro NP, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of common stock of New Plan were cancelled. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act, with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

        In connection with the Mergers, Centro NP, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture) and the Trustee entered into the Supplemental Indentures to the Indentures, each dated as of April 20, 2007, by and between New Plan and the Trustee. The Supplemental Indentures each provide for the assumption by Centro NP of all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger with respect to the Notes.

        Centro NP, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC to the extent required under the Indentures governing the Notes or pursuant to Section 15(d) of the Exchange Act.

        All references to "we," "us," "our," "ours," "Centro NP" or the "Company" in this report refer to Centro NP LLC and its wholly-owned and majority owned subsidiaries and consolidated entities as of, or subsequent to, April 5, 2007, unless the context indicates otherwise. All references to the "Predecessor" or "New Plan" in this report refer to New Plan Excel Realty Trust, Inc. and its wholly-owned and majority owned subsidiaries and consolidated entities as it existed prior to April 5, 2007, unless the context indicates otherwise.

        During the period from April 5, 2007 through September 30, 2007, the Company acquired a building immediately adjacent to a property owned by us (Building at Victory Square), the remaining 75% interest in a shopping center in which we owned the other 25% (The Centre at Preston Ridge) and one land parcel (collectively, "Company Acquisitions"). During the period from January 1, 2007 through April 4, 2007, the Predecessor acquired one shopping center (Stewart Plaza) and one land parcel (collectively, "Predecessor Acquisitions" and, together with Company Acquisitions, the "2007

Acquisitions"). During 2006, the Predecessor acquired four shopping centers (Shoppes at Hickory Hollow, The Quentin Collection, Fox Run Mall and Memphis Commons), two buildings immediately adjacent to properties owned by us (Building at Tarpon Mall and Building at Hazel Path), the remaining 90% interests in two shopping centers in which we owned the other 10% interests (Ventura Downs and Odessa-Winwood Town Center), six land parcels, and a leasehold interest in a new development project (collectively, the "2006 Acquisitions").

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

Results of operations for the three months ended September 30, 2007 (the Company) and 2006 (the Predecessor)

  Rental Revenues:

        Rental income was $101.9 million for the three months ended September 30, 2007 and $81.5 million for the three months ended September 30, 2006.

  •
  The following significant factors caused material changes in the rental income of the Company:

  •
  2007 Acquisitions, which increased rental income by approximately $2.7 million

  •
  2006 Acquisitions, which increased rental income by approximately $3.2 million

  •
  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $1.8 million

  •
  Increased amortization of below market leases, which leases were recorded at fair value by the Company in connection with the Merger, which increased rental income by approximately $10.5 million

  •
  Increased lease settlement income, which decreased rental income by approximately $1.6 million

        Fee income was $7.9 million for the three months ended September 30, 2007 and $4.0 million for the three months ended September 30, 2006. Fee income is derived from services provided to our joint ventures and other managed projects. The material changes in the fee income of the Company were primarily a result of an increase in asset management fee revenue, which increased fee income by approximately $2.4 million.

  Operating Expenses:

        Depreciation and amortization was $54.4 million for the three months ended September 30, 2007 and $22.0 million for the three months ended September 30, 2006.

  •
  The following significant factors caused material changes in the depreciation and amortization of the Company:

  •
  2007 Acquisitions, which increased depreciation and amortization by approximately $1.5 million

  •
  Increased depreciation expense on our real estate properties, which properties were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $2.7 million

    •
    Increased amortization expense associated with amounts paid to acquire certain property and asset management rights, which rights were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $1.8 million

    •
    Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which assets were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $26.6 million

  Other Income and Expenses:

        Interest expense was $30.1 million for the three months ended September 30, 2007 and $23.5 million for the three months ended September 30, 2006.

  •
  The following significant factors caused material changes in the interest expense of the Company:

  •
  The $303.4 million note payable to Centro Property Trust, which the Company entered into on April 5, 2007, which increased interest expense by approximately $5.5 million

  •
  Increased borrowings outstanding under the Company's July 2007 Revolving Facility, combined with a higher interest rate, which increased interest expense by approximately $3.5 million

  •
  Two of the Company's derivative financial instruments, for which we have not qualified for hedge accounting treatment, which were cash settled during the three months ended September 30, 2007, which increased interest expense by approximately $4.2 million

  •
  The repayment of the Amended Secured Term Loan on April 20, 2007, which decreased interest expense by approximately $2.3 million

  •
  The conversion of $114.8 million of the $115.0 million aggregate principle amount of the 3.75% Convertible Senior Notes, which decreased interest expense by approximately $1.1 million

  •
  Increased amortization of the premium on mortgages and notes payable, primarily due to fair value adjustments recorded by the Company in connection with the Merger, which decreased interest expense by approximately $1.7 million

Results of operations for period from April 5, 2007 through September 30, 2007 (the Company), the period from January 1, 2007 through April 4, 2007 (the Predecessor) and the nine months ended September 30, 2006 (the Predecessor)

  Rental Revenues:

        Rental income was $250.8 million for the nine months ended September 30, 2006, $92.7 million for the period from January 1, 2007 through April 4, 2007 and $198.2 million for the period from April 5, 2007 through September 30, 2007.

  •
  The following significant factors caused material changes in the rental income of the Company:

  •
  2007 Acquisitions, which increased rental income by approximately $3.6 million

  •
  2006 Acquisitions, which increased rental income by approximately $6.2 million

  •
  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $5.1 million

    •
    Increased amortization of below market leases, which leases were recorded at fair value by the Company in connection with the Merger, which increased rental income by approximately $21.5 million

    •
    Increased lease settlement income, which increased rental income by approximately $1.5 million

  •
  The following significant factors caused material changes in the rental income of the Predecessor:

  •
  2006 Acquisitions, which increased rental income by approximately $3.3 million

  •
  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

        Fee income was $11.5 million for the nine months ended September 30, 2006, $8.8 million for the period from January 1, 2007 through April 4, 2007 and $14.7 million for the period from April 5, 2007 through September 30, 2007. Fee income is derived from services provided to our joint ventures and other managed projects.

  •
  The following significant factors caused material changes in the fee income of the Company:

  •
  Leasing fee revenue, which increased fee income by approximately $3.1 million

  •
  Asset management fee revenue, which increased fee income by approximately $4.9 million

  •
  Construction fee revenue, which increased fee income by approximately $1.8 million

  •
  The following significant factor caused a material change in the fee income of the Predecessor:

  •
  Leasing fee revenue, which increased fee income attributable to the Predecessor by approximately $1.0 million

  Operating Expenses:

        Operating costs were $54.6 million for the nine months ended September 30, 2006, $22.0 million for the period from January 1, 2007 through April 4, 2007 and $42.2 million for the period from April 5, 2007 through September 30, 2007.

  •
  The following significant factors caused material changes in the operating costs of the Company:

  •
  2006 Acquisitions, which increased operating costs by approximately $2.0 million

  •
  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to manage the growing number of properties under management, which increased operating costs by approximately $2.9 million

  •
  Increased utilities expense, which increased operating costs by approximately $1.0 million

  •
  The following significant factors caused material changes in the operating costs of the Predecessor:

  •
  Increased property insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.5 million

  •
  Increased snow removal costs, primarily attributable to the harsh winter conditions in the Midwest, which increased operating costs by approximately $1.2 million

        Real estate taxes were $43.8 million for the nine months ended September 30, 2006, $17.2 million for the period from January 1, 2007 through April 4, 2007 and $32.4 million for the period from April 5, 2007 through September 30, 2007.

  •
  The following significant factors caused material changes in the operating costs of the Company:

  •
  2007 Acquisitions, which increased real estate taxes by approximately $1.5 million

  •
  2006 Acquisitions, which increased operating costs by approximately $1.9 million

        Depreciation and amortization expense was $65.9 million for the nine months ended September 30, 2006, $25.9 million for the period from January 1, 2007 through April 4, 2007 and $108.2 million for the period from April 5, 2007 through September 30, 2007.

  •
  The following significant factors caused material changes in the depreciation and amortization of the Company:

  •
  2007 Acquisitions, which increased depreciation and amortization by approximately $1.4 million

  •
  Increased depreciation expense on our real estate properties, which properties were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $7.3 million

  •
  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights, which rights were recorded at fair value by the Company in connection with the Merger, increased depreciation and amortization by approximately $3.4 million

  •
  Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which intangible assets were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $53.7 million

  •
  The following significant factor caused a material change in the depreciation and amortization of the Predecessor:

  •
  2006 Acquisitions, which increased depreciation and amortization by approximately $2.0 million

        General and administrative expenses were $21.1 million for the nine months ended September 30, 2006, $51.9 million for the period from January 1, 2007 through April 4, 2007 and $13.8 million for the period from April 5, 2007 through September 30, 2007.

  •
  The following significant factors caused material changes in the general and administrative expenses of the Predecessor:

  •
  Increased advisory and legal fees incurred by the Predecessor in connection with the Mergers, which increased general and administrative expenses by approximately $22.5 million

  •
  Increased payroll related expenses, primarily attributable to the Predecessor's recognition of compensation expense associated with stock-based compensation that vested in connection with the Merger, which increased general and administrative expenses by approximately $19.2 million

  •
  There were no significant factors that caused material changes in the general and administrative expenses of the Company.

  Other Income and Expenses:

        Interest expense was $69.2 million for the nine months ended September 30, 2006, $26.8 million for the period from January 1, 2007 through April 4, 2007 and $55.8 million for the period from April 5, 2007 through September 30, 2007.

  •
  The following significant factors caused material changes in the interest expense of the Company:

  •
  The $303.4 million note payable to Centro Property Trust, which was entered into on April 5, 2007, which increased interest expense by approximately $10.8 million

  •
  Interest incurred on the Tender Facility, which increased interest expense by approximately $3.4 million

  •
  Debt issuance costs incurred in connection with the Tender Facility, which increased interest expense by approximately $2.9 million

  •
  Increased borrowings outstanding under the Company's July 2007 Revolving Facility, combined with a higher interest rate, which increased interest expense by approximately $5.8 million

  •
  Increased amortization of the premium on mortgages and notes payable, primarily due to fair value adjustments recorded by the Company in connection with the Merger, which decreased interest expense by approximately $3.3 million

  •
  The conversion of $114.8 million of the $115.0 million aggregate principle amount of the 3.75% Convertible Senior Notes, partially offset by the September 2006 Debt Offering, which debt was subsequently redeemed during the three months ended June 30, 2007, which decreased interest expense by approximately $2.9 million

  •
  The repayment of the Amended Secured Term Loan on April 20, 2007, which decreased interest by approximately $3.8 million

  •
  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.6 million

  •
  The following significant factors caused material variances in the interest expense of the Predecessor:

  •
  The September 2006 Debt Offering, which debt was subsequently redeemed during the three months ended June 30, 2007, which increased interest expense by approximately $2.0 million

  •
  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.6 million

Liquidity and Capital Resources

        As of September 30, 2007, we had approximately $28.2 million in available cash, cash equivalents and marketable securities. As of September 30, 2007, approximately $46.0 million was available for draw under the July 2007 Revolving Facility.

  Short-Term Liquidity Needs

        Our short-term liquidity requirements consist primarily of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), capital expenditures incurred in our development and redevelopment projects, and distributions that we pay to holders of partnership units in the DownREIT Partnership. We believe that cash generated from operations, borrowings under the July 2007 Revolving Facility or funding from Centro will be sufficient to meet our short-term liquidity requirements; however, there are certain factors (discussed below) that may have a material adverse effect on our cash flow from operations.

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

        In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties instead of developing projects directly. Pursuant to the terms of certain of our joint venture agreements, we have outstanding commitments to contribute up to an aggregate of $11.5 million of capital that may be required by such joint ventures. As of September 30, 2007, we contributed approximately $7.1 million of the committed amount. In addition to the committed amount, we have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, with the exception of Centro NP Residual Holding LLC, which pro rata share is not expected to be material. We expect to fund these capital requirements either out of excess cash from operations, through draws on the July 2007 Revolving Facility, or with funding from Centro.

        During the nine months ended September 30, 2007, we and the Predecessor, as applicable, completed 13 redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $71.2 million. In addition, we develop outparcels of properties in our consolidated portfolio and during the nine months ended September 30, 2007, we and the Predecessor, as applicable, completed three outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $5.1 million. Our current redevelopment pipeline in our consolidated portfolio is comprised of 22 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $190.2 million. Our current outparcel development pipeline in our consolidated portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $14.8 million. We intend on financing these redevelopment and outparcel development projects through cash from operations, draws on the July 2007 Revolving Facility, or with funding from Centro.

        We also redevelop properties in our joint venture portfolios. During the nine months ended September 30, 2007, our joint venture portfolios completed one outparcel development project, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $2.2 million, of which our pro rata share was approximately $0.1 million. Our current joint venture redevelopment pipeline is comprised of 13 projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $161.3 million, of which our pro rata share will be approximately $19.7 million. In addition, we also redevelop outparcels at properties in our joint venture portfolios. Our current joint venture outparcel development pipeline is comprised of one project, the aggregate cost of which, including costs incurred in prior years on the project, is expected to be approximately $4.6 million, of which our pro rata share will be approximately $2.3 million. We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

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

  Long-Term Liquidity Needs

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment or development projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue. We intend to satisfy these requirements principally through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings (through private incurrence of secured and unsecured debt), capital raised through the disposition of assets, joint venture capital transactions and funding from Centro. We believe that these sources will continue to be available in the future to fund our long-term capital needs; however, there are certain factors that may have a material adverse effect on our ability to access these capital sources.

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders. Currently, we have investment grade credit ratings for prospective unsecured debt offerings from three major rating agencies—Standard & Poor's (BBB), Moody's Investor Service (Baa3) and Fitch Ratings (BBB+). A downgrade in outlook or rating by a rating agency can occur at any time if the agency perceives an adverse change in our financial condition, results of operations or ability to service debt. As a result of the Merger and Liquidation, on May 11, 2007, Moody's Investor Service downgraded our rating from Baa2 to our current rating of Baa3, and such current rating remains on review for further downgrade. In addition, Fitch Ratings has placed our current ratings on review for downgrade. If such a downgrade occurs, it would increase the interest rate currently payable under our existing credit facilities, it likely would increase the costs associated with obtaining future financing, and it potentially could adversely affect our ability to obtain future financing.

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

        We selectively effect asset sales to generate cash proceeds. During the nine months ended September 30, 2007, we, and the Predecessor, as applicable, generated approximately $8.5 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $2.3 million from the disposition of certain properties and land parcels held through joint ventures. During 2006, the Predecessor generated approximately $124.0 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $1.4 million from the disposition of certain properties and land parcels held through joint ventures. Our ability to generate cash from asset sales is limited by market conditions. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

        The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of September 30, 2007 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$1,552,881	$317,556	$372,624	$236,734	$625,967
Capital Lease Obligations	31,054	847	1,369	1,544	27,294
Operating Leases (2)	55,838	941	6,851	6,341	41,705

Total	$1,639,773	$319,344	$380,844	$244,619	$694,966

(1)
Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)
Operating leases include ground leases for shopping centers that we operate and our administrative office space (Note 15 to our Consolidated Financial Statements).

        We intend to repay our 2007 contractual cash obligations, the balance of which represents the amount maturing under our July 2007 Revolving Facility, as well as maturing mortgages and scheduled amortization, with proceeds generated through the sale of assets, funding from Centro, or a combination thereof.

        The following table summarizes certain terms of our existing credit agreement as of September 30, 2007 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of September 30, 2007	Current Interest Rate (1)	Maturity Date
July 2007 Revolving Facility	$350,000	$304,000	LIBOR plus 85 bp (2)	December 2007

(1)
We incur interest using a 30-day LIBOR rate, which was 5.12% at September 30, 2007.

(2)
We also incur an annual facility fee of 22.5 basis points on this facility.

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

  •
  Total secured debt to total adjusted assets of no more than 40%

  •
  Unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of our outstanding unsecured debt

  •
  Consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt

        As of September 30, 2007, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three indentures, having a weighted average interest rate of 5.82%. These indentures also contain covenants that require us to maintain certain financial coverage ratios.

        As of September 30, 2007, we were in compliance with all of the financial covenants under our July 2007 Revolving Facility and indentures, and we believe that we will continue to remain in compliance with these covenants. However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives. In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

        In addition to our July 2007 Revolving Facility and indentures, as of September 30, 2007, we had approximately $418.7 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.1% per annum.

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

        The following is a brief summary of the unconsolidated joint venture obligations that we have as of September 30, 2007, and in which we expect to make additional capital contributions to the joint venture:

    • CA New Plan Acquisition Fund, LLC.    We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below) for the acquisition, redevelopment and development of real estate assets. Under the terms of the joint venture, we have committed to contribute our pro rata share of any capital that might be required by the joint venture for asset acquisitions, up to a maximum of $4.2 million, of which approximately $2.4 million had been contributed by us as of September 30, 2007. We anticipate contributing the remaining approximate $1.8 million by the end of 2007. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required. As of September 30, 2007, the joint venture owned seven stabilized retail properties and one retail property under redevelopment. The joint venture had loans outstanding of approximately $67.9 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in CA New Plan Acquisition Fund, LLC was approximately $4.5 million.

    • Galileo America LLC.    We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions. Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest. We anticipate making additional capital contributions from time to time to maintain our 5%

    ownership interest. As of September 30, 2007, the joint venture was comprised of 126 stabilized retail properties, four properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion. As of September 30, 2007, the book value of our investment in Galileo America LLC was approximately $49.8 million.

    • NP / I&G Institutional Retail Company II, LLC.    In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, we have a 20% interest in the venture and have agreed to contribute our pro rata share of any capital required by the venture for asset acquisitions. As of September 30, 2007, we had contributed approximately $14.7 million. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions with respect to existing properties will be required. As of September 30, 2007, the joint venture owned three stabilized retail properties. The joint venture had loans outstanding of approximately $46.8 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in NP/I&G Institutional Retail Company II, LLC was approximately $14.7 million.

    • NPK Redevelopment I, LLC.    We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, we have agreed to contribute $6.0 million, $4.7 million of which we have contributed as of September 30, 2007. After our contribution of the total committed amount, we will have a 20% interest in the venture and will be responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. The joint venture had no loans outstanding as of September 30, 2007. As of September 30, 2007, the book value of our investment in NPK Redevelopment I, LLC was approximately $4.7 million.

        In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of September 30, 2007. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

    • Arapahoe Crossings, L.P.    We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $47.2 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in Arapahoe Crossings, L.P. was approximately $14.3 million.

    • BPR Land Partnership, L.P.    We have a 50% interest in a joint venture that owns approximately 24.3 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of September 30, 2007. As of September 30, 2007, the book value of our investment in BPR Land Partnership, L.P. was approximately $8.7 million.

    • BPR South, L.P.    We have a 50% interest in a joint venture that owns approximately 8.4 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of September 30, 2007. As of

    September 30, 2007, the book value of our investment in BPR South, L.P. was approximately $2.7 million.

    • CA New Plan Venture Direct Investment Fund, LLC.    We have a 10% interest in a joint venture that was created in conjunction with the restructuring of CA New Plan Venture Fund, LLC (see below). Under the terms of the joint venture, we committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum of $0.4 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture. As of September 30, 2007, we had not made any such capital contributions. As of September 30, 2007, the joint venture owned five stabilized retail properties and one retail property under redevelopment and had loans outstanding of approximately $45.0 million. As of September 30, 2007, the book value of our investment in CA New Plan Venture Direct Investment Fund, LLC was approximately $3.5 million.

    • CA New Plan Venture Fund, LLC.    During 2005, this joint venture was restructured to create two additional joint ventures, CA New Plan Acquisition Fund, LLC, and CA New Plan Venture Direct Investment Fund, LLC. As a result of the restructuring, six stabilized assets were transferred from CA New Plan Venture Fund, LLC to CA New Plan Venture Direct Investment Fund, LLC, and two assets were sold. As of September 30, 2007, the joint venture owned three stabilized retail properties and one retail property under redevelopment. Under the terms of the restructured joint venture, we continue to have a 10% interest in the venture, and committed to contribute our pro rata share of any capital that might be required by the joint venture for certain redevelopment activities, up to a maximum amount of $0.9 million, and have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture. As of September 30, 2007, we had not made any such capital contributions. The joint venture had loans outstanding of approximately $43.3 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in CA New Plan Venture Fund, LLC was approximately $20.2 million.

    • Centro NP Residual Holding LLC.    In August 2007, we formed a joint venture with Super LLC, our sole managing member ("Super LLC"), in order to own and manage real estate properties (including owning securities in entities that own and/or manage real estate properties). In connection with the formation of the joint venture, we contributed 49% of its interest in certain subsidiaries (the "Transferred Entities"), owning 18 real properties with an approximate value of $406 million, to this joint venture. We distributed the remaining 51% of its interest in the Transferred Entities to our parent, Super LLC, and Super LLC contributed such interest in the Transferred Entities to this joint venture. Following these transactions, we owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture. The joint venture owned 18 stabilized retail properties as of September 30, 2007. Under the terms of the joint venture, we are not obligated to contribute any additional capital to the joint venture. The joint venture had loans outstanding of approximately $300.0 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in Centro NP Residual Holding LLC was approximately $51.6 million.

    The results of operations of this joint venture from August 15, 2007 to September 30, 2007 are included in our consolidated statements of income and comprehensive income for the three months ended September 30, 2007 and the period from April 5, 2007 to September 30, 2007. There was no gain or loss recognized by us related to the transaction.

    • NP/I&G Institutional Retail Company, LLC.    We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned 12 stabilized retail properties and one retail property under redevelopment as of September 30, 2007. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor's total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to the Predecessor in February 2006. During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million of which approximately $28.2 million had been contributed as of September 30, 2007. We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture. The joint venture had loans outstanding of approximately $280.9 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $38.1 million.

    • NP/SSP Baybrook, LLC.    We have a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas. Under the terms of this joint venture, we have a 20% interest in the venture and is responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $41.0 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.8 million.

    • Westgate Mall, LLC.    We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture is currently redeveloping the mall into a large community shopping center. Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $45.6 million as of September 30, 2007. As of September 30, 2007, the book value of our investment in Westgate Mall, LLC was approximately $1.3 million.

  Other Funding Obligations

        In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of September 30, 2007, none of which we believe will materially adversely affect us:

    • Letters of Credit.    We have arranged for the provision of 10 separate letters of credit in connection with certain property or insurance related matters. If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw. As of September 30, 2007, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $24.4 million.

    • Non-Recourse and Other Debt Guarantees.    Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2007, we had mortgage loans outstanding of approximately $418.7 million, excluding the impact of unamortized premiums, and our unconsolidated joint ventures had mortgage loans outstanding of approximately $2.3 billion. In addition, we have guaranteed certain construction and other obligations relative to certain joint venture development projects; however, we do not expect that its obligations under such guarantees will be material if called upon.

    • Leasing Commitments.    We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space. These leases are accounted for as operating leases. The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2007 (remaining three months)	$941
2008	3,466
2009	3,385
2010	3,221
2011	3,120
Thereafter	41,705

        As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of September 30, 2007. There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, we believe that the amount of the loss in excess of the reserve is adequate.

        For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled "Risk Factors" in Item 1A of the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        As of September 30, 2007, we had approximately $8.9 million of outstanding floating rate mortgages. We also had approximately $304.0 million outstanding under our floating rate July 2007 Revolving Facility and $303.4 million outstanding under a note payable to Centro Property Trust. We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2007, in relation to our approximately $1.9 billion of outstanding total debt and our approximately $6.3 billion of total assets as of that date. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

        As of September 30, 2007, we had two reverse arrears swap agreements. The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. These two swaps will terminate on February 1, 2011.

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

        If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $6.8 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $6.8 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $681.3 million (including the impact of $65.0 million in reverse arrears swap agreements and the $303.4 million due to Centro), the balance as of September 30, 2007. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $52.5 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $68.5 million. This assumes that our total debt outstanding remains at approximately $1.6 billion, the balance as of September 30, 2007.

        As of September 30, 2007, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

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

PART II—OTHER INFORMATION

Item 6.    Exhibits

10.1*	Amended and Restated Revolving Credit Agreement, dated as of July 31, 2007, by and among Centro NP LLC, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger, and Banc of America Securities LLC, as Sole Book Manager, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 6, 2007.
10.2*
Guaranty Agreement, dated as of July 31, 2007, by CPT Manager Limited, ABN 37054494307, as responsible entity of Centro Property Trust and Centro Properties Limited, ABN 45078590682, in favor of Bank of America, N.A., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 6, 2007.
10.3*
Guaranty, dated as of July 31, 2007, by and among each of the Subsidiaries listed on Schedule I thereto and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on August 6, 2007.
10.4*
Contribution, Distribution and Assignment Agreement, dated as of August 15, 2007, by and among New Plan of Elk Grove, LLC, New Plan Property Holding Company, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, Excel Realty Trust-NC, NC Properties #1, LLC, NC Properties #2, LLC, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, In, HK New Plan STH Upper Tier II Company, CA New Plan Asset Partnership IV, LP, CA New Plan Asset LLC, CA New Plan VI, Excel Realty Trust-ST, LLC, New Plan Florida Holdings, LLC, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, New Plan Acquisition Company, LLC, Centro NP LLC, Super LLC and Centro NP Residual Holding LLC, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 21, 2007.
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

Dated: November 9, 2007

CENTRO NP LLC
By:	/s/ GLENN J. RUFRANO Glenn J. Rufrano Chief Executive Officer
By:	/s/ JOHN BRADDON John Braddon Chief Financial Officer (Principal Financial Officer)

QuickLinks

Forward-Looking Statements
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CENTRO NP LLC (THE "COMPANY") (AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR")) CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited, in thousands, except per share amounts)
CENTRO NP LLC (THE "COMPANY") (AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR")) CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except fractions, percentages and par value amounts)
CENTRO NP LLC (THE "COMPANY") (AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR")) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
CENTRO NP LLC (THE "COMPANY") (AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR")) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES