Form 10-K
period 2007-12-31
Centro NP LLC
filed 2008-04-16
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12244

CENTRO NP LLC

(Exact Name of Registrant as Specified in Its Charter)

Maryland

(State of Incorporation)

420 Lexington Avenue

New York, NY 10170

(Address of Principal Executive Offices) (Zip Code)

64-0955724

(I.R.S. Employer

Identification Number)

(212) 869-3000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐     NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting interests held by non-affiliates on June 30, 2007 was $0. Super LLC owns all of the membership interests of the Registrant as of April 20, 2007.

The registrant does not have common stock.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Centro NP LLC (as successor by merger and liquidation to New Plan Excel Realty Trust, Inc.) (“we”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•                  liquidity risks, including the inability to refinance our short-term indebtedness on favorable terms or at all;

•                  recent downgrades, and possible future downgrades, in our credit rating;

•                  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

•                  the competitive environment in which we operate;

•                  property ownership risks;

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

Item 1.            Business

General

We are one of the nation’s largest owners and developers of community and neighborhood shopping centers.  As of December 31, 2007, we owned interests in 496 properties in 39 states, including 261 wholly-owned properties and one property held through a consolidated joint venture (collectively, our “Consolidated Portfolio”), as well as 234 properties held through unconsolidated joint ventures.  The 496 properties include 475 community and neighborhood shopping centers with approximately 75.0  million square feet of gross leasable area (“GLA”), and 21 related retail assets with approximately 1.1 million square feet of GLA.  In addition, we manage three properties, with approximately 0.7 million square feet of GLA, on behalf of third-party owners.  Our Consolidated Portfolio includes 245 community and neighborhood shopping centers with approximately 40.9 million square feet of GLA and 17 related retail assets with approximately 0.8 million square feet of GLA.  At December 31, 2007, the GLA for our Consolidated Portfolio was approximately 89% leased and the GLA for our total portfolio, including our pro rata share of joint venture properties, was approximately 92% leased.

Our predecessor, New Plan Excel Realty Trust, Inc. (“New Plan,” our “predecessor” or the “Predecessor”), was a self-administered and self-managed equity real estate investment trust, which we refer to as a REIT, that was formed in 1972 and was incorporated in Maryland.  On February 27, 2007, New Plan and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, was the general partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with us, Super MergerSub Inc. (“MergerSub”), and Super DownREIT MergerSub LLC (“Super REIT MergerSub” and together with us and MergerSub, the “Buyer Parties”).  The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company (“Centro”). Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the “Offer”) to purchase all outstanding shares of common stock, par value $0.01 per share (“Common Stock”), of New Plan at a price of $33.15 per share, net to the holders thereof, in cash (the “Offer Price”).  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007. On April 5, 2007, following the expiration of the initial offering period of the Offer, MergerSub accepted for payment, and purchased, approximately 69,105,909 shares of Common Stock, representing approximately 66.7% of the outstanding shares of Common Stock.  The 69,105,909 shares of Common Stock represented 100% of the validly tendered shares of Common Stock in the initial offering period of the Offer. On April 19, 2007, following the expiration of the subsequent offering period of the Offer, MergerSub accepted for payment, and purchased, all of the approximately 22,096,621 shares of Common Stock, which, together with the shares purchased in the initial offering period, represented approximately 88.0% of the outstanding shares of Common Stock.  On April 19, 2007, MergerSub exercised its top-up option pursuant to the Merger Agreement to acquire an additional 52,929,108 shares of Common Stock from New Plan at a purchase price equal to the Offer Price, which number of shares was sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of, or any action by, the New Plan stockholders. MergerSub used approximately $1.5 billion of borrowings under a term facility (the “Tender Facility”) from J.P. Morgan Securities Inc. and certain of its affiliates to finance payments related to the Offer.  The Tender Facility was outstanding from April 5, 2007 to April 20, 2007, and amounts outstanding thereunder bore interest at a rate per annum equal to the monthly Eurodollar rate determined as set forth in the Tender Facility Agreement. On April 20, 2007, the Tender Facility was repaid in full and terminated in connection with the closing of the Mergers (as defined below).

On April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the “Merger”), with New Plan surviving the Merger, and in connection therewith, Super DownREIT Acquisition L.P. (“DownREIT Acquisition”) merged with and into Excel Realty Partners, L.P. (the “DownREIT Partnership”), with the DownREIT Partnership continuing as the surviving limited partnership (the “DownREIT Merger,” and together with the Merger, the “Mergers”). In connection with the Merger, (a) each share of Common Stock (other than shares held by New Plan or any subsidiary of New Plan or by Purchaser) was converted into the right to receive the same $33.15 in cash per share as was paid in the Offer, without interest, and (b) each outstanding option to purchase Common Stock under any employee stock option or incentive plan became fully vested and exercisable (whether or not then vested or subject to any performance condition that has not been satisfied, and regardless of the exercise price thereof or the terms of any other agreement regarding the vesting, delivery or payment thereof) and was cancelled in exchange for the right to receive, for each share of Common Stock issuable upon exercise of such option, cash in the amount equal to the excess, if any, of the Offer Price over the exercise price per share of such option.  As a result of the Merger, New Plan became a wholly owned subsidiary of ours and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger.

On April 20, 2007, immediately following the Merger, New Plan, as the surviving corporation of the Merger, was liquidated (the “Liquidation”), and in connection with the Liquidation, (a) all of New Plan’s assets were transferred to us and we assumed all of its liabilities, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of Common Stock of New Plan were cancelled.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act, with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

Immediately following the Merger and the Liquidation, our employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in this report as the “Management Joint Venture”).  The distribution occurred in order to comply with certain tax restrictions applicable to our ultimate equity owners and to permit such employees to serve management functions at other properties controlled by our affiliates.  Following this distribution, the Management Joint Venture managed our properties, although during a transition period, certain of our subsidiaries continued to provide payroll, benefit and other transition services with respect to our former employees.  Such transition services were terminated as of December 31, 2007.  Contracts memorializing the management services arrangements under which we have been operating were entered into on March 28, 2008 in connection with an amendment to our revolving credit facility, as described below under “Recent Developments.”

Although our employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, we continued to administer the payroll and benefits functions for such employees on a transitory basis until December 31, 2007, during which time the Management Joint Venture was preparing to replicate such functions on its own behalf. The costs we incurred in providing such services during this transition period offset the management fees otherwise owed to the Management Joint Venture.

In connection with the Mergers, we, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture (as defined below)) and U.S. Bank Trust National Association, as trustee (the “Trustee”) entered into supplemental indentures (the “Supplemental Indentures”), each dated as of April 20, 2007, to (i) the Indenture dated as of March 29, 1995 (the “1995 Indenture”), by and between New Plan (as successor to New Plan Realty Trust) and the Trustee (as successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston), (ii) the Indenture dated as of February 3, 1999 (the “1999 Indenture”), by and among New Plan, New Plan Realty Trust, as guarantor, and the Trustee (as successor to State Street Bank and Trust Company), and (iii) the Indenture dated as of January 30, 2004 (the “2004 Indenture,” and collectively with the 1995 Indenture and the 1999 Indenture, the “Indentures”), by and between New Plan and the Trustee.  The Supplemental Indentures each provided for us to assume all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger.

As the successor obligor on New Plan’s unsecured senior notes, we intend to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the unsecured senior notes.

We are a Maryland limited liability company and maintain our principal executive offices at 420 Lexington Avenue, New York, New York 10170, where our telephone number is (212) 869-3000.

Recent Developments

Revolving Credit Facility

On April 20, 2007, simultaneously with the completion of the Mergers, New Plan’s $350.0 million unsecured revolving credit facility, as amended August 25, 2006 (the “Amended Original Revolving Facility”), was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Original Revolving Facility, we entered into a new revolving credit facility (the “April 2007 Revolving Facility”) with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Original Revolving Facility.  Concurrently with the establishment of the April 2007 Revolving Facility, we used a portion of the proceeds from the April 2007 Revolving Facility and caused our $150.0 million secured term loan, as amended August 25, 2006 (the “Amended Secured Term Loan”), to be repaid in full and terminated. The Amended Secured Term Loan was scheduled to mature on August 25, 2010.  The April 2007 Revolving Facility bore interest at LIBOR plus 55 basis points (based on our then current credit ratings) and incurred an annual facility fee of 15 basis points.  The April 2007 Revolving Facility was scheduled to mature on October 20, 2007.  On July 31, 2007, we terminated and prepaid the April 2007 Revolving Facility.  Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, we entered into a new $350.0 million unsecured revolving credit facility (the “July 2007 Revolving Facility”) with Bank of America N.A., as administrative agent, which effectively replaced the April 2007 Revolving Facility.  The July 2007 Revolving Facility was originally scheduled to mature on December 31, 2007, and bore interest at a rate per annum equal to, at our option, (i) a base rate equal to the prime rate plus an applicable margin ranging from 0.35% to 1.1% depending on the amount drawn and our credit rating or (ii) LIBOR plus an applicable margin ranging from 0.35% to 1.1% depending on the amount drawn and our credit rating.

Following our entering into the July 2007 Revolving Facility and prior to its maturity date we sought to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek an extension of the July 2007 Revolving Facility.  On December 16, 2007, we entered into an amendment to the July 2007 Revolving Facility (the “First Amendment to the July 2007 Revolving Facility”), which extended the maturity date to February 15, 2008, subject to certain conditions.  In connection with the amendment, the applicable margin of the interest rate was increased to a fixed premium of 1.75% and there was an extension fee of approximately $3.3 million, payable on February 15, 2008.

On February 14, 2008, we entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of our affiliates and a requirement that, prior to April 30, 2008, our Australian parents (CPT Manager Limited, as responsible entity of Centro Property Trust, (“CPT”) and Centro Properties Limited (“CPL”)) must extend the maturity of certain of their indebtedness (as described below) to a date no earlier than September 30, 2008.  As of the date of filing of this Form 10-K, CPT and CPL had not extended such indebtedness, although discussions are ongoing with regard to the extension of such facilities.  The applicable margin of the interest rate remained at 1.75%.  The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the Termination Date, remains the same under the Revolving Facility Extension Agreement.

To the extent that the Termination Date occurs and we are unable to restructure the terms of the July 2007 Revolving Facility, there is uncertainty over the Company’s ability to continue as a going concern. Refer to separate discussions in Item 1A and Item 7, where we have provided information relating to plans over the Company’s liquidity issues.

On March 28, 2008, we entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”).  The Amendment to Revolving Facility Extension Agreement, among other things, approved the transactions contemplated by the Contribution Agreement (described below under “Contribution, Distribution and Assumption Agreement”) and the Management Services Assumption (described below under “Distribution, Contribution and Assignment Agreement and Property Management and Leasing Agreement”).  Note that for accounting purposes, the Management Services Assumption has not been reflected as occurring immediately after the date of the Merger but will be reflected as occurring on March 28, 2008.

Extension of Super Bridge Loan

On August 1, 2007, Super LLC, our sole and managing member, entered into an amended and restated loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, for an approximate amount of $2.6 billion (the “Super Bridge Loan”).  As a result of dislocations in the global credit markets shortly after entering into the Super Bridge Loan, Super LLC was unable to obtain long-term financing on satisfactory terms consistent with its long-term strategy and was required to seek an extension of the Super Bridge Loan maturity date. On December 16, 2007, Super LLC entered into a letter agreement (the “Super Bridge Loan First Letter Agreement”) which extended the maturity date of the Super Bridge Loan to February 15, 2008, subject to certain conditions.  The balance of the loan at the date of extension was approximately $1.9 billion.  In connection with the Super Bridge Loan First Letter Agreement, the applicable spread was increased to a fixed premium of 1.75% and an aggregate extension fee of approximately $18.6 million was charged.

On February 14, 2008, Super LLC entered into a letter agreement (the “Super Bridge Loan Extension Agreement”) further amending the Super Bridge Loan.  The Super Bridge Loan Extension Agreement extended the maturity date (the “Super Bridge Loan Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain affiliates of Super LLC, including the Amended July 2007 Revolving Facility, and a requirement that, prior to April 30, 2008, CPT and CPL must extend the maturity of certain of their indebtedness (as described below)  to a date no earlier than September 30, 2008.  The applicable margin of the interest rate remained at 1.75%.  The extension fee under the Super Bridge Loan First Letter Agreement, payable on the Super Bridge Loan Termination Date, remains the same under the Super Bridge Loan Extension Agreement.  We are not an obligor under the Super Bridge Loan but the Amended July 2007 Revolving Facility is cross-defaulted with the Super Bridge Loan.

On March 28, 2008, Super LLC entered into another letter agreement (the “Additional Super Bridge Loan Letter Agreement”) with its lenders to permit the transactions under the Contribution Agreement (discussed below under “Contribution, Distribution and Assumption Agreement”) and the transactions contemplated by the Management Services Assumption (discussed below under “Distribution, Contribution and Assignment Agreement and Property Management and Leasing Agreement”).

Extension Deed of Centro Short-Term Facilities

As a result of dislocations in the global credit markets, CPT was also unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.18 billion.  As a result, CPT and CPL entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into another extension deed, the “Australian Extension Deed,” which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  We are not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

In addition, on February 15, 2008 and March 28, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement”), and collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement and the Australian Extension Deed, the “Extension Agreements”) waiving any actions with regards to any alleged defaults under debt previously placed with United States investors.

Preston Ridge Facility

On February 14, 2008, BPR Shopping Center, LLC (“BPR LLC”), an indirect subsidiary of ours, entered into a revolving credit facility (the “Preston Ridge Facility”) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which it can borrow up to $80.0 million (however, only $40.0 million can be borrowed on or before April 30, 2008).  The Preston Ridge Facility is collateralized by the property owned by BPR LLC known as The Centre at Preston Ridge and has a maturity date of September 30, 2008, subject to certain conditions.  The Preston Ridge Facility is guaranteed by Centro Preston Ridge Member LLC, the sole member of BPR LLC.  Proceeds of the Preston Ridge Facility will be used for development and redevelopment of certain properties and for general cash flow.  The Preston Ridge Facility is cross-defaulted with the Amended July 2007 Revolving Facility, the Super Bridge Loan and certain other credit facilities of affiliates of Super LLC.  Pursuant to the transactions described below under “Contribution, Distribution and Assumption Agreement,” BPR LLC and the debt associated therewith were transferred to Centro NP Residual Holding LLC (the “Residual Joint Venture”).

Contribution, Distribution and Assumption Agreement

On March 28, 2008, we executed a Contribution, Distribution and Assumption Agreement (the “Contribution Agreement”) together with Super LLC, the Residual Joint Venture, a joint venture owned by Super LLC and us, and certain of our wholly-owned subsidiaries.  The Contribution Agreement was released from escrow and became effective as of March 30, 2008.

Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including BPR LLC) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to our parent, Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities through the Residual Joint Venture.

Distribution, Contribution and Assignment Agreement and Property Management and Leasing Agreement

We, Super LLC, the Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan Inc. (a member of Super LLC) executed a Distribution, Contribution and Assignment Agreement to memorialize the prior agreement of the parties thereto with respect to the assumption of all liabilities relating to our former employees by the Management Joint Venture and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of our properties to the Management Joint Venture (the “Management Services Assumption”). Note that for accounting purposes, the Management Services Assumption has not been reflected as occurring immediately after the date of the Merger but will be reflected as occurring on March 28, 2008.

Credit Ratings

In connection with our refinancing difficulties, our credit ratings were downgraded by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade.  Standard & Poor’s cut its rating of us to CCC+, and “credit watch with developing implications.”  Fitch Ratings cut its rating of us to CCC, which is a “high default risk” or “rating watch negative.”  Moody’s cut its rating of us to B3 and “under review with direction uncertain.”  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.  As a result of these downgrades, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

Prohibition on Incurring Additional Indebtedness

Due to covenants contained in certain of our debt agreements, we are currently prohibited from incurring additional indebtedness.

Failure to File the Report of Our Independent Registered Public Accountants

We have been working to finalize the amount of the goodwill impairment charge reported in this Annual Report in order to have our audit completed.  As a result of our inability to complete the work necessary to finally determine the amount of the impairment charge, we are filing this Annual Report on Form 10-K without the Report of Independent Registered Public Accounting Firm (the “Audit Report”).  Filing this Annual Report without the Audit Report will mean that we are not in compliance with a covenant in one of the indentures governing certain of our outstanding notes.  We intend to cure this noncompliance by filing an Amendment to this Annual Report on Form 10-K which will include the Audit Report prior to the expiration of the cure period provided in such indenture.

Focused Product Strategy

Our strategy is to own a quality portfolio of commercial retail properties, primarily community and neighborhood shopping centers, which will provide increasing cash flow. We seek to implement this strategy by:

•                  aggressively managing our properties through our property manager;

•                  redeveloping and upgrading our properties where appropriate;

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

•                  achieving a strong and flexible financial position.

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

Aggressive Management

We have entered into property management agreements with the Management Joint Venture, which we refer to as our property manager.  Our property manager provides fully integrated property management and leasing for our properties as well as development management services.  Our property manager aggressively manages our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In order to support these efforts, our property manager has eight regional offices and multiple satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area.  Our property manager regularly monitors the physical condition of our properties and the financial condition of our tenants.  We are currently improving the general appearance of certain of our properties by upgrading existing facades and roofs, updating signage, resurfacing parking lots and improving parking lot and exterior building lighting. In addition, we, and our property manager, remain focused on enhancing our collective property management skills and internal capabilities, systems and infrastructure.  Note that for accounting purposes, the Management Services Assumption has not been reflected as occurring immediately after the date of the Merger but will be reflected as occurring on March 28, 2008.

In conjunction with our property manager, we seek to increase the cash flow and portfolio value of our existing properties primarily through contractual rent increases during the lease term, re-letting of existing space at increased rents, expansion and redevelopment of existing properties, development of undeveloped outparcels and the minimization of overhead and operating costs.

Redevelopment and Outparcel Development of Properties

During 2007, we completed 14 redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $81.8 million. Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 27 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $236.5 million.  In addition, we develop outparcels of properties in our Consolidated Portfolio and during the year ended December 31, 2007, we completed five outparcel development projects, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $10.9 million.  Our current outparcel development pipeline in our Consolidated Portfolio is comprised of three projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $9.0 million.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (however, only $40.0 million can be borrowed on or before April 30, 2008).

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

Our current new development pipeline in our Consolidated Portfolio is comprised of six projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $92.7 million. In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008).   If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance the balance of these obligations following exhaustion of the Preston Ridge Facility.

We also develop properties in our joint venture portfolios and the current pipeline for such new development projects in our joint venture portfolios is one project, the aggregate cost of which, including costs incurred in prior years on this project, is expected to be approximately $26.3 million, of which our pro rata share will be approximately $1.3 million.  Furthermore, under certain agreements governing our joint venture investments, the venture may make a capital call upon the venture members or partners to fund certain costs of operation.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance the balance of these obligations or any capital calls following exhaustion of the Preston Ridge Facility.

Acquisition of Properties

During 2007, we expanded our Consolidated Portfolio by opportunistically acquiring additional properties. During the period from April 5, 2007 through December 31, 2007, we acquired land immediately adjacent to a property owned by us (Land at Victory Square), the remaining 75% interest in a shopping center in which we owned the other 25% (The Centre at Preston Ridge which was subsequently transferred to the Residual Joint Venture in March 2008) and one land parcel.  We also acquired the remaining 90% interests in real estate assets of three of our joint ventures in which we owned the other 10% of each real estate asset through the joint ventures (CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC).  Combined, these joint ventures owned a total of 18 properties.  During the period from January 1, 2007 through April 4, 2007, our predecessor acquired one shopping center (Stewart Plaza) and one land parcel.  The acquisitions were completed in separate transactions during 2007 for an aggregate purchase price of approximately $398.0 million and were comprised of properties located within our existing regional concentrations. Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we do not presently have the means to acquire additional properties in our Consolidated Portfolio.

During 2007, we also expanded our joint venture portfolios by acquiring, together with our joint venture partners, five properties for an aggregate purchase price of approximately $293.7 million.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we do not presently have the means to acquire additional properties in our joint venture portfolios.

Disposition of Properties

We generally hold our properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of our business.  However, to maximize value, our property manager continually analyzes each asset in our portfolio and identifies those properties that can be sold or exchanged in light of prevailing market conditions and the particular characteristics of each property.  Through this strategy, we seek to continually update our core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying such capital into newer properties or properties where management techniques employed by our property manager may maximize property values. We also consider our liquidity needs in determining whether dispositions may be warranted.  We may engage from time to time in like-kind property exchanges, which allow us to dispose of properties and redeploy proceeds in a tax efficient manner.

Centro NP Residual Holding Joint Venture

In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the Residual Joint Venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties with an approximate value of $396.0 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the non-managing

interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture.   In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties with an approximate value of $605.0 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to the Residual Joint Venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture.  Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.

On March 28, 2008, we executed the Contribution Agreement.  The Contribution Agreement was released from escrow and became effective as of March 30, 2008. Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including the owner of The Centre at Preston Ridge) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.

Portfolio Diversification

We seek to reduce risk through diversification achieved by the geographic distribution of our properties, the breadth of our tenant base and the balanced mix of both community and neighborhood shopping centers.  As a result, the largest shopping center in our Consolidated Portfolio, as a percent of our total Consolidated Portfolio annualized base rent (“ABR”), is just 3.9% of our total Consolidated Portfolio ABR and the ten largest tenants in our Consolidated Portfolio account for 25% of our total Consolidated Portfolio ABR.   Our properties are strategically located across 37 states.  By owning both community shopping centers and neighborhood shopping centers we are able to offer convenience shopping for the day-to-day needs of consumers, as well as a broad range of general merchandise.

Financing Strategy

General

 As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility and the Super Bridge Loan, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek extensions of the July 2007 Revolving Facility and the Super Bridge Loan.  While the Extension Agreements extended the maturity date of certain of our short-term debt obligations, they also prevent us from incurring any additional indebtedness.  Our ability to finance redevelopment of existing assets, new development and future acquisition opportunities, as well as to satisfy any capital calls in connection with our joint ventures and the redemption rights of our Class A Preferred Units (discussed below under “Liquidity and Capital Resources”) is limited to distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008).   If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance our various activities.

Financing Activities

Revolving Credit Facility

On April 20, 2007, simultaneously with the completion of the Mergers, New Plan’s $350.0 million Amended Original Revolving Facility was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Original Revolving Facility, we entered into the April 2007 Revolving Facility, which effectively replaced the Amended Original Revolving Facility.  Concurrently with the establishment of the April 2007 Revolving Facility, we used a portion of the proceeds from the April 2007 Revolving Facility and caused our $150.0 million Amended Secured Term Loan to be repaid in full and terminated. The Amended Secured Term Loan was scheduled to mature on August 25, 2010.  The April 2007 Revolving Facility bore interest at LIBOR plus 55 basis points (based on our then current credit ratings) and incurred an annual facility fee of 15 basis points.  The April 2007 Revolving Facility was scheduled to mature on October 20, 2007.  On July 31, 2007, we terminated and prepaid the April 2007 Revolving Facility.

Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, we entered into a new $350.0 million unsecured revolving credit facility (the July 2007 Revolving Facility) with Bank of America N.A., as administrative agent, which effectively replaced the April 2007 Revolving Facility.  The July 2007 Revolving Facility was originally scheduled to mature on December 31, 2007, and the loans under the July 2007 Revolving Facility bore interest at a rate per annum equal to, at our option, (i) a base rate equal to the prime rate plus an applicable margin ranging from 0.35% to 1.1% depending on the amount drawn down and our credit rating or (ii) LIBOR plus an applicable margin ranging from 0.35% to 1.1% depending on the amount drawn down and our credit rating.

Following our entering into the July 2007 Revolving Facility and prior to its maturity date we sought to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek an extension of the July 2007 Revolving Facility. On December 16, 2007, we entered into the First Amendment to the July 2007 Revolving Facility, which extended the maturity date to February 15, 2008, subject to certain conditions.  In connection with the amendment, the applicable margin of the interest rate was increased to a fixed premium of 1.75% and there is an extension fee of approximately $3.3 million, payable on the maturity date.

On February 14, 2008, we entered into the Revolving Facility Extension Agreement further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the Termination Date from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  The applicable margin of the interest rate remained at 1.75%.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of our affiliates and a requirement that, prior to April 30, 2008, CPT and CPL must extend the maturity of their indebtedness to a date no earlier than September 30, 2008.   The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the maturity date, remains the same under the Revolving Facility Extension Agreement at approximately $3.3 million.

On March 28, 2008, we entered into the Amendment to Revolving Facility Extension Agreement modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement.   The Amendment to Revolving Facility Extension Agreement, among other things, approved the transactions contemplated by the Contribution Agreement and the Management Services Assumption.

The Amended July 2007 Revolving Facility contains various representations, warranties and covenants customary for financings of this type and substantially similar to those contained in the April 2007 Revolving Facility, including, among others, mandatory prepayment upon the occurrence of certain events. Under the Amended July 2007 Revolving Facility, we are also subject to compliance with certain covenants substantially similar to those contained in our Indentures relating to the public notes.  These covenants include: (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of our outstanding unsecured debt and that of our subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

The Amended July 2007 Revolving Facility contains customary defaults, including, among others: the nonpayment of interest or principal of any loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants under any loan document; bankruptcy or insolvency; certain judgments and decrees; change of control; defaults occurring due to defaults; and borrowing or prepayments under credit facilities of certain of our affiliates, including the Super Bridge Loan.

Amounts outstanding under the Amended July 2007 Revolving Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain of our subsidiaries, as guarantors in favor of the administrative agent.  The Amended July 2007 Revolving Facility also has the benefit of a contingent Guaranty Agreement dated July 31, 2007, by and among CPT and CPL as guarantors in favor of the administrative agent (the “Centro Party Guaranty”), which, subject to certain conditions, guarantees up to the full amount of the Amended July 2007 Revolving Facility.

The Amended July 2007 Revolving Facility also provides that we may not request, and the lenders under the Amended July 2007 Revolving Facility will have no obligation, to make any extensions of credit under the Amended July 2007 Revolving Facility.

Extension of Super Bridge Loan

On August 1, 2007, Super LLC, our sole and managing member, entered into the Super Bridge Loan.  As a result of dislocations in the global credit markets shortly after entering into the Super Bridge Loan, Super LLC was unable to obtain long-term financing on satisfactory terms consistent with its long-term strategy and was required to seek an extension of the Super Bridge Loan maturity date. On December 16, 2007, Super LLC entered into the Super Bridge Loan First Letter Agreement which extended the maturity date of the Super Bridge Loan to February 15, 2008, subject to certain conditions.  In connection with the Super Bridge Loan First Letter Agreement, the applicable spread was increased to a fixed premium of 1.75% and an aggregate extension fee of approximately $18.6 million was charged.

On February 14, 2008, Super LLC entered into the Super Bridge Loan Extension Agreement.  The Super Bridge Loan Extension Agreement extends the Super Bridge Loan Termination Date from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain affiliates of Super LLC, including the Amended July 2007 Revolving Facility, and a requirement that, prior to April 30, 2008, CPT and CPL must extend the maturity of certain of their indebtedness to a date no earlier than September 30, 2008.  The applicable margin of the interest rate remained at 1.75%.  The extension fee under the Super Bridge Loan First Letter Agreement, payable on the Super Bridge Loan Termination Date, remains the same under the Super Bridge Loan Extension Agreement.  We are not an obligor under the Super Bridge Loan but the Amended July 2007 Revolving Facility is cross-defaulted with the Super Bridge Loan.

On March 28, 2008, Super LLC entered into the Additional Super Bridge Loan Letter Agreement with its lenders to permit the transactions contemplated by the Contribution Agreement and the Management Services Assumption.

Extension Deed of Centro Short-Term Facilities

As a result of dislocations in the global credit markets, CPT was also unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.18 billion.  As a result, CPT and CPL entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into the Australian Extension Deed, which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  We are not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

Preston Ridge Facility

On February 14, 2008, BPR LLC entered into a revolving credit facility (the Preston Ridge Facility) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which it can borrow up to $80.0 million (only $40.0 million can be borrowed on or before April 30, 2008).  The Preston Ridge Facility is secured by the property owned by BPR LLC known as The Centre at Preston Ridge and has a maturity date of September 30, 2008, subject to certain conditions.  The Preston Ridge Facility is guaranteed by Centro Preston Ridge Member LLC, the sole member of BPR LLC.  Proceeds of the Preston Ridge Facility will be used for development and redevelopment of certain properties and for general cash flow of the Company. The Preston Ridge Facility is cross-defaulted with the Amended July 2007 Revolving Facility, the Super Bridge Loan and certain other credit facilities of affiliates of Super LLC.  Pursuant to the Contribution Agreement, BPR LLC and the debt associated therewith were transferred to the Residual Joint Venture.

Competition

We face considerable competition in the leasing of real estate, which is a highly competitive market. We compete (through our property manager) with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, co-tenants and physical conditions of our properties. In this regard, our property manager aggressively manages and, where appropriate, redevelops and upgrades, our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of properties, and the local knowledge and market intelligence of our regional operating system, make us attractive to national, regional and local retailers.

In addition, we face significant competition for acquisitions of, and investments in, properties and real estate companies with an indeterminate number of investors, including investors with access to significant capital such as domestic and foreign corporations and financial institutions, publicly traded and privately held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds.  The current market for acquisitions continues to be highly competitive. Nevertheless, we believe that our experience in operating, acquiring, and developing community and neighborhood shopping centers should enable us to compete effectively.

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

Employees

As of December 31, 2007, we had no employees.  Our operations are managed by the Management Joint Venture.

Available Information

We have previously filed periodic reports and other documents with the SEC.  Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the

SEC’s internet site address at http://www.sec.gov. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Financial Information about Industry Segments

Our principal business is the ownership and development of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance.  All operations are within the United States and no tenant accounts for more than 10% of total revenue.  Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

Item 1A. Risk Factors

Overview

Set forth below are the risks that we believe are material to investors who purchase or own our securities that are not otherwise described in this Annual Report on Form 10-K.  The occurrence of any of the following factors or circumstances could adversely affect our cash flows, financial condition, results of operations and/or our ability to meet our operating expenses, including debt service and capital expenditure obligations, any or all of which could in turn cause a decline in the value of our securities.

We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $171.7 million of mortgage debt scheduled to mature during 2008.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we may be unable to refinance our short-term debt obligations on favorable terms or at all.

On July 31, 2007, we terminated and prepaid the $350.0 million April 2007 Revolving Facility. Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, we entered into a new $350.0 million unsecured revolving credit facility (the July 2007 Revolving Facility) with Bank of America N.A., as administrative agent, which effectively replaced the April 2007 Revolving Facility.  The July 2007 Revolving Facility was originally scheduled to mature on December 31, 2007.

Following our entering into the July 2007 Revolving Facility and prior to its maturity date we attempted to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek an extension of the July 2007 Revolving Facility. On December 16, 2007, we entered into the First Amendment to the July 2007 Revolving Facility, which extended the maturity date to February 15, 2008, subject to certain conditions, and increased the interest margin applicable to the loans under the July 2007 Revolving Facility.  On February 14, 2008, we entered into the Revolving Facility Extension Agreement further amending the July 2007 Revolving Facility. The Revolving Facility Extension Agreement extended the Termination Date from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  The applicable margin of the interest rate remained at 1.75%.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of our affiliates and a requirement that, prior to April 30, 2008, CPT and CPL must extend the maturity of certain of their indebtedness to a date no earlier than September 30, 2008.

As of the filing of this Form 10-K, our Australian parents, CPT and CPL, have not extended such indebtedness, although discussions are ongoing with regard to the extension of such facilities. If CPT and CPL are not able to extend the maturity date for various short-term credit facilities by April 30, 2008, a trigger event will occur under the Revolving Facility Extension Agreement and the Super Bridge Loan Extension Agreement and defaults will occur under the Amended July 2007 Revolving Facility and the Super Bridge Loan.  Due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

In connection with our refinancing difficulties, our credit ratings were downgraded by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade. Standard & Poor’s cut its rating of us to CCC+, or “credit watch with developing implications.”  Fitch Ratings cut its rating of us to CCC, which is a “high default risk” or “rating watch negative.” Moody’s cut its rating of us to B3.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.

Furthermore, under certain agreements governing our joint venture investments, the venture may make a capital call upon the venture members or partners to fund certain costs of operation.  Capital calls by a venture could increase our short-term liquidity obligations.  If we are unable to satisfy our obligations pursuant to a capital call, we will be in breach of the agreement governing the particular joint venture.

We may be unable to refinance our debt obligations on favorable terms or at all.  At the present time, we are working with our lenders to refinance our short-term debt obligations, but there can be no guarantee that we will be able to refinance this debt on favorable terms or at all.  Our ability to refinance our short-term debt obligations and our ability to undertake additional financings may be further adversely affected by the downgrade in our credit ratings.  If principal payments on debt due at maturity cannot be refinanced, extended or paid, we will be in default under our debt obligations, and we may be forced to dispose of properties on disadvantageous terms.  If we are unable to refinance our short-term debt obligations, we may also be unable to satisfy our other short-term liquidity obligations, which have historically consisted of funds necessary to pay for operating and other expenses directly associated with our portfolio of properties (including regular maintenance items), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects. If we are unable to satisfy certain of these additional short-term debt obligations, we may further be forced to dispose of properties on disadvantageous terms.

In addition, because we are no longer permitted to make draws under our Amended July 2007 Revolving Facility and because of the restrictions imposed on us by the Extension Agreements and the Indentures, we may not be able to repay or refinance mortgage debt that comes due while we still are in the process of refinancing our short-term debt obligations.

Also, each Class A Preferred Unit is redeemable for $33.15 plus all the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  If all the limited partners exercised their redemption rights, the DownREIT Partnership would be obligated to redeem the Class A Preferred Units for an aggregate amount of approximately $83.2 million.  We currently as of the date of filing this Form 10-K, do not have the cash to satisfy this redemption obligation and we may be unable to satisfy this obligation if we are unable to refinance our short-term obligations and the restrictions imposed on us by the Extension Agreements remain in effect. Under such circumstances, we may have to sell certain of our properties in an effort to satisfy this obligation. The limited partners are not entitled to provide a notice of redemption prior to April 20, 2008. Therefore, at the date of this filing, information about the number of limited partners wishing to participate in the redemption right is not available.

Cross-default provisions in our borrowing arrangements increase the consequences of a default.   The Amended July 2007 Revolving Facility is cross-defaulted with the Super Bridge Loan, the Australian Extension Deed and the Preston Ridge Facility.  Accordingly, should an event of default occur under any of these debt agreements, we face the prospect of being in default under each of such debt instruments to which we are an obligor.  Although we are not an obligor under the Super Bridge Loan, the Preston Ridge Facility or the various short-term credit facilities covered by the Australian Extension Deed, a default by any of the obligors pursuant to any of these debt facilities (through non-payment upon maturity, among other things) would, pursuant to the cross-default provisions, trigger a default under the Amended July 2007 Revolving Facility.  In the event of a cross-default, we might not be able to obtain alternative financing for the defaulted obligations or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us.

We are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility, and we may be unable to finance development and redevelopment projects after exhaustion of the Preston Ridge Facility.  Our current new development pipeline in our Consolidated Portfolio is comprised of six projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $92.7 million.  We presently have $24.5 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for projects in our joint venture portfolio.  Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 27 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $236.5 million.  Our current outparcel development pipeline in our Consolidated Portfolio is comprised of three projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $9.0 million.  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008).  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance the balance of these obligations following exhaustion of the Preston Ridge Facility.

Our ability to continue as a going concern.  As a result of the liquidity risk factors discussed above, our need to restructure or further extend the debt obligations covered by the Extension Agreements and/or our ultimate parents’ need to restructure or further extend their debt obligations, there is substantial doubt about our ability to continue as a going concern.

Our management team continues to work closely with the counterparts of our ultimate parent investors (CPL and CPT), our lenders and lenders of Super LLC, CPL and CPT. We and our ultimate parent investors are focused on the extension of the debt of our ultimate parents to at least September 30, 2008, as this is required under the Extension Agreements. After taking into account all available information, our ultimate parent investors have concluded that there are reasonable grounds to believe the debt of our ultimate parents will be able to be extended and/or refinanced to at least September 30, 2008.

In conjunction with our ultimate parent investors, we are assessing a number of options to address the current liquidity issues. The Extension Agreements currently prevent us from incurring any additional debt, therefore any new sources of long term financing would be required to be approved by our lenders under the Extension Agreements.

In terms of potential equity investments, our ultimate parent investors are considering the option of obtaining third party equity investment which may result in equity contributions into us to assist with our liquidity position.

Our financial covenants will restrict our operating and acquisition activities.  The Amended July 2007 Revolving Facility and the indentures under which our senior unsecured debt is issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions.  In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us.  Due to covenants in certain of our debt agreements, we are presently unable to incur additional indebtedness and this restriction will limit our flexibility in restructuring our existing indebtedness (including refinancing indebtedness coming due in 2008).

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.  As of December 31, 2007, we had approximately $438.2 million of mortgage debt outstanding, excluding the impact of unamortized premiums.  If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender in other than normal circumstances could foreclose on the property, resulting in loss of our investment.  Alternatively, if we decide to sell assets in the current market in other than normal circumstances to raise funds to repay matured debt, it is possible that these properties may be disposed of at a loss. Our recent inability to obtain long-term financing on satisfactory terms consistent with our long-term strategy may hinder our ability to satisfy our mortgage debt obligations or to refinance existing mortgage debt as it becomes due.  Also, certain of our mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

The matters discussed herein under “Recent Developments” have also made it difficult for us to refinance property level debt in the ordinary course, and we were required to pay higher interest rates on certain property level debt because we were unable to refinance such debt.

Our degree of leverage could limit our ability to obtain additional financing and adversely affect our business and financial condition.  Our organizational documents do not contain any limitation on the incurrence of debt.  The degree of our leverage could have important consequences, including:

•                  requiring us to dedicate a substantial portion of our funds from operations to servicing our debt;

•                  affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general purposes; and

•                  making us more vulnerable to economic and industry downturns.

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

•                  changes in national, regional and local economic climate;

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

We identified a material weakness in connection with internal control over financial reporting that, unless remedied, could have a material adverse effect on our external financial reporting. For the year ended December 31, 2007, management identified a material weakness in our internal controls over financial reporting associated with failure of our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  We intend to remedy this by instituting more stringent reporting requirements between our property manager and our accounting function.  Any failure to achieve and maintain effective control over financial reporting could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods.

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

Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.  Our performance depends on our ability to collect rent, through our property manager, from tenants.  At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition.  As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy.  Any of these actions could result in the termination of the tenant’s leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases.  In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In that event, our property manager may be unable to re-lease the vacated space at attractive rents or at all.  The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance.  As of December 31, 2007, our largest tenants were The Kroger Co., Sears Holdings Corp., and Wal-Mart Stores, the scheduled ABR for which represented 5.7%, 3.3% and 3.3%, respectively, of our total ABR excluding our pro rata share of ABR generated by properties owned by unconsolidated joint ventures.

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

In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008). If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance further development and redevelopment following exhaustion of the Preston Ridge Facility.

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.  In some of our joint ventures, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  These investments involve risks not present in a wholly owned development or redevelopment project, including the following:

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

•      any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that    could increase our expenses and distract management from focusing their time and effort on our business; and

•      we might be liable for the actions of our joint venture partners in certain circumstances.

As of December 31, 2007, we had approximately $475.6 million of investments in and advances to ten unconsolidated joint ventures that own an aggregate of 234 properties.  The largest of these investments is our investment in the Residual Joint Venture.  We have a 49% equity interest in the Residual Joint Venture.  Our investment in the Residual Joint Venture is subject to the risks described above for jointly owned investments.  As of March 31, 2008, this joint venture was comprised of 110 stabilized assets and three assets undergoing redevelopment.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.  Real estate property investments generally cannot be disposed of quickly.  Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.  Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial position.

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

We currently have variable rate debt obligations, which could be substantial in the future and may impede our operating performance and put us at a competitive disadvantage.  As of December 31, 2007, we had approximately $562.0 million of outstanding floating rate debt, including the impact of swaps, maturing at various times up to September 1, 2011.  In addition, we could increase the amount of our outstanding variable rate debt in the future in part by borrowing under the Amended July 2007 Revolving Facility, which bears interest at a variable rate.  In connection with the First Amendment to the July 2007 Revolving Facility, we are presently not permitted to make draws under our Amended July 2007 Revolving Facility.  Furthermore, the rates on our variable rate indebtedness increase when interest rates increase.  Interest rates are currently low relative to historical levels and may increase significantly in the future.  Increases in interest rates, or the loss of the benefits of any hedging agreements that we might have, would increase our interest expense, which would adversely affect cash flow and our ability to service debt.

Hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities or fixed rate liabilities to floating rate liabilities.  Hedging agreements expose us to the risk that the counterparties to such agreements may not perform, even though the counterparties to hedging agreements that we enter into are major financial institutions, which could increase our exposure to fluctuating interest rates.  In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them.  As of December 31, 2007, we were a party to two hedging agreements.

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

Further information relating to recognition of remediation obligation in accordance with generally accepted accounting principles is provided in the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.  Through our property manager, we compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases.  If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space.  Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space.  As of December 31, 2007, leases were scheduled to expire on a total of approximately 10% of the space at our properties (excluding our pro rata share of properties owned by unconsolidated joint ventures) through 2008.  Our property manager may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

Item 1B.         Unresolved SEC Staff Comments

                        None.

Item 2.            Properties

The following table sets forth certain information as of December 31, 2007 regarding our Consolidated Portfolio properties on a state-by-state basis:

	Number of	Percent		Percent of
State	Properties	Leased	GLA (1)	Scheduled ABR (2)
Alabama	4	70%	471,866	0.6%
Arizona	2	80%	432,627	0.9%
Arkansas	1	100%	60,842	—
California	9	98%	1,610,223	6.8%
Colorado	3	91%	494,275	1.8%
Connecticut	1	90%	104,236	0.2%
Florida	24	85%	3,713,599	10.6%
Georgia	19	91%	2,249,376	5.0%
Illinois	6	88%	1,005,815	3.1%
Indiana	5	89%	683,152	1.3%
Iowa	2	87%	279,826	0.4%
Kentucky	9	96%	1,731,486	4.4%
Louisiana	4	87%	524,612	0.9%
Maryland	2	72%	163,161	0.3%
Massachusetts	1	85%	201,875	0.3%
Michigan	11	89%	1,453,208	4.3%
Minnesota	1	73%	55,715	0.1%
Mississippi	1	87%	126,773	0.1%
Nevada	1	57%	167,296	0.3%
New Jersey	6	97%	744,586	2.8%
New Mexico	2	100%	97,384	0.3%
New York	15	90%	2,003,668	6.8%
North Carolina	9	91%	1,035,735	1.7%
Ohio	24	84%	4,600,916	9.7%
Oklahoma	1	90%	186,851	0.5%
Pennsylvania	11	86%	2,120,221	6.2%
Rhode Island	1	93%	148,126	0.4%
South Carolina	4	88%	817,226	1.9%
Tennessee	14	86%	2,104,018	4.4%
Texas	63	93%	7,635,222	22.1%
Virginia	5	84%	650,445	1.5%
Wyoming	1	83%	155,022	0.3%
	262	89%	37,829,383	100%

(1)   GLA represents gross leasable area in square feet.

(2)   ABR represents 2007 scheduled ABR based on contractual minimum lease payments as of December 31, 2007.

Of the 262 properties in our Consolidated Portfolio, 258 properties are held in fee simple, and four properties are held pursuant to ground leases, which ground leases constitute an aggregate of 0.5 million rentable square feet and expire between 2027 and 2031.

As of December 31, 2007, we owned interests in 496 properties, including 234 properties held through unconsolidated joint ventures.  The following table sets forth certain information as of December 31, 2007 regarding our properties on a state-by-state basis, and includes our pro rata share of unconsolidated joint venture properties:

	Number of	Percent		Percent of
State	Properties	Leased	GLA (1)	Scheduled ABR (2)
Alabama	9	89%	1,775,340	2.2%
Arizona	5	89%	804,792	0.9%
Arkansas	2	70%	241,361	0.1%
California	13	98%	2,260,784	4.3%
Colorado	6	97%	1,481,200	2.7%
Connecticut	14	97%	2,314,956	4.0%
Florida	43	90%	6,810,234	9.7%
Georgia	37	92%	5,145,595	6.2%
Illinois	16	91%	2,829,874	4.1%
Indiana	12	88%	1,912,146	2.0%
Iowa	3	90%	549,291	0.4%
Kansas	2	89%	267,592	0.3%
Kentucky	16	96%	3,026,001	3.7%
Louisiana	5	89%	624,850	0.5%
Maine	2	100%	274,026	0.2%
Maryland	2	72%	163,161	0.1%
Massachusetts	7	87%	810,445	1.1%
Michigan	23	88%	3,662,778	4.2%
Minnesota	8	96%	1,077,521	1.7%
Mississippi	2	92%	206,773	0.1%
Missouri	3	91%	446,998	0.5%
Nevada	5	89%	735,325	1.3%
New Hampshire	3	94%	369,385	0.6%
New Jersey	8	97%	928,624	1.6%
New Mexico	3	99%	226,096	0.3%
New York	28	95%	4,653,672	7.7%
North Carolina	20	95%	2,872,619	3.3%
Ohio	36	88%	6,622,668	7.3%
Oklahoma	2	95%	481,464	0.8%
Pennsylvania	17	89%	3,241,151	4.1%
Rhode Island	1	93%	148,126	0.2%
South Carolina	8	91%	1,259,260	1.5%
Tennessee	28	91%	4,055,729	4.5%
Texas	84	94%	10,638,364	14.4%
Virginia	14	93%	1,808,564	2.3%
Vermont	1	96%	224,514	0.3%
West Virginia	3	98%	357,606	0.4%
Wisconsin	4	93%	646,214	0.5%
Wyoming	1	83%	155,022	0.1%
	496	92%	76,110,121	100.0%

(1)   GLA represents gross leasable area in square feet.

(2)   ABR represents 2007 scheduled ABR based on contractual minimum lease payments as of December 31, 2007.

The following table sets forth a schedule of lease expirations for leases in place within our Consolidated Portfolio as of December 31, 2007 for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of	Leased	Percent of
	Leases Expiring	GLA	Total ABR
2008	825	3,725,421	10.0%
2009	886	4,362,435	12.4%
2010	839	5,256,181	13.8%
2011	666	4,236,453	12.0%
2012	554	3,669,498	10.5%
2013	193	2,092,825	4.7%
2014	108	1,705,823	4.3%
2015	138	2,782,443	7.4%
2016	127	2,751,444	6.7%
2017+	337	6,901,164	18.2%
	4,673	37,483,687	100.0%

Item 3.            Legal Proceedings

We are not presently involved in any material litigation arising outside the ordinary course of our business.  However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by us.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Super LLC, our sole security holder, during the fourth quarter of 2007.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a result of the Merger described in Item 1 of this Annual Report on Form 10-K, the Common Stock of New Plan ceased to be outstanding as of April 20, 2007, and was accordingly de-listed under Section 12 of the Exchange Act.  We do not issue common stock.

New Plan declared dividends of approximately $39.0 million for the period from January 1, 2007 to April 20, 2007 (amount does not include increases to the dividend payable on New Plan’s Series D depository shares to account for the “step-up” in the dividend rate).  All dividends had been paid to holders of our predecessor’s common stock as at December 31, 2007.

Item 6.              Selected Financial Data

The following table shows our selected consolidated financial data and historical financial data for our predecessor for the periods indicated.  This information should be read together with our unaudited financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

	Company	Predecessor
	Period from April 5, through December 31,	Period from January 1, through April 4,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Rental revenues:
Rental income	$311,138	$92,455	$336,475	$359,372	$367,200	$343,719
Percentage rents	2,463	2,169	4,903	5,811	5,979	6,347
Expense reimbursements	79,115	27,730	101,512	97,728	92,717	93,376
Fee income	21,952	8,832	16,660	10,957	4,797	5,265
Total rental revenues	414,668	131,186	459,550	473,868	470,693	448,707

Expenses:
Operating costs	60,635	22,012	73,093	75,595	79,199	81,931
Real estate taxes	48,113	17,210	59,762	64,492	58,619	55,882
Depreciation and amortization	189,063	25,841	89,048	89,831	86,359	73,326
Provision for doubtful accounts	3,141	3,277	7,949	11,167	8,764	6,810
Impairment of real estate	27,775	—	—	859	43	3,536
Impairment of goodwill	475,175	—	—	—	—	—
General and administrative	20,538	51,932	28,674	26,359	17,675	18,225
Total expenses	824,440	120,272	258,526	268,303	250,659	239,710

	(409,772)	10,914	201,024	205,565	220,034	208,997

Other income and expenses:
Interest, dividend and other income	4,724	1,524	4,016	4,219	3,631	4,130
Equity in income of unconsolidated ventures	2,576	974	5,143	4,046	2,378	3,438
Interest expense	(78,802)	(26,845)	(94,202)	(118,043)	(106,042)	(100,987)
Minority interest in income of consolidated partnership and joint ventures	(5,956)	(297)	(745)	(5,953)	(796)	(1,554)
(Loss) income from continuing operations	(487,230)	(13,730)	115,236	89,834	119,205	114,024

Discontinued operations:
Results of discontinued operations	274	657	6239	11,794	14,744	17,932
Gain (loss) on sale of discontinued operations	—	2,464	14,648	17,788	(1,139)	4,018
Impairment of real estate held for sale	—	—	(907)	—	(88)	(6,953)
Income from discontinued operations	274	3,121	19,980	29,582	13,517	14,997

(Loss) income before gain on sale of real estate	(486,956)	(10,609)	135,216	119,416	132,722	129,021

Gain on sale of real estate	—	—	1	186,908	1,218	—

Net (loss) income	$(486,956)	$(10,609)	$135,217	$306,324	$133,940	$129,021

Net income (loss) available to common stock – basic	—	$(22,688)	$113,251	$284,436	$112,470	$107,221
Net income (loss) available to common stock – diluted	—	$(22,391)	$113,996	$289,506	$113,266	$108,776

Basic earnings (loss) per common share:
(Loss) earnings per share – continuing operations	—	$(0.25)	$0.88	$2.46	$0.98	$0.95
Earnings per share - discontinued operations	—	0.03	0.21	0.29	0.13	0.15
Basic (loss) earnings per common share	—	$(0.22)	$1.09	$2.75	$1.11	$1.10

Diluted earnings (loss) per common share:
(Loss) earnings per share – continuing operations	—	$(0.23)	$0.85	$2.43	$0.97	$0.93
Earnings per share - discontinued operations	—	0.03	0.20	0.28	0.13	0.15
Diluted (loss) earnings per common share	—	$(0.20)	$1.05	$2.71	$1.10	$1.08

Average shares outstanding - basic	—	103,355	104,102	103,393	100,894	97,318
Average shares outstanding - diluted	—	109,558	108,814	106,834	103,345	100,269

Other Data:
Distributions per common share (1)	—	$0.6250	$1.25	$4.45	$1.65	$1.65

	Company	Predecessor
Balance Sheet Data as of the End of Each Year:	2007	2006	2005	2004	2003
Net real estate	$3,904,430	$3,135,547	$3,016,262	$3,559,763	$3,294,037
Total assets	5,702,806	3,534,899	3,369,762	3,831,742	3,558,596
Debt, net (2)	1,831,546	1,834,360	1,644,881	1,996,319	1,776,004
Total liabilities	2,370,361	2,032,677	1,820,717	2,160,797	1,934,588
Minority interest in consolidated partnership and joint ventures	86,210	57,485	57,659	30,784	37,865
Total members’ capital/stockholders’ equity	3,246,235	1,444,737	1,491,386	1,640,161	1,586,143

(1)   Amount for the year ended December 31, 2005 includes the Special Dividend of $3.00 per common share, which was paid on    September 27, 2005 to common stockholders of record on August 25, 2005.

(2)   Debt includes mortgage loans, net, notes payable, net, capital leases and credit agreements.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.  Historical results and percentage relationships set forth in the Consolidated Statements of Operations and Comprehensive Income/(Loss) contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

As more fully described in Item 1 of this Annual Report on Form 10-K, on February 27, 2007, New Plan, together with the DownREIT Partnership, entered into the Merger Agreement with the Buyer Parties.  The Buyer Parties are affiliates of Centro.  Pursuant to the Merger Agreement, MergerSub commenced and completed the Offer to purchase all outstanding shares of common stock of New Plan at the Offer Price.  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007.  On April 19, 2007, MergerSub exercised its top-up option under the Merger Agreement and purchased from New Plan, at a purchase price equal to the Offer Price, a number of additional shares of common stock sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of or any other action by the remaining New Plan stockholders.

On April 20, 2007, New Plan, together with us, MergerSub, and DownREIT Acquisition, completed the Mergers. Immediately following the Merger, on April 20, 2007, and in connection with the Liquidation, (a) all of New Plan’s assets were transferred to us, and we assumed all of its liabilities, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive cash liquidating distributions in accordance with their terms, and (c) all shares of common stock of New Plan were cancelled.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 with the SEC pursuant to which it terminated its reporting obligations under the Exchange Act with respect to its common stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

In connection with the Mergers, we, New Plan Realty Trust, LLC (as successor to New Plan, but only with respect to the 1999 Indenture) and the trustee under the Indentures entered into the Supplemental Indentures to the Indentures, each dated as of April 20, 2007, by and between New Plan and the Trustee.  The Supplemental Indentures

each provide for us to assume all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger with respect to the notes issued under the Indentures (the “Notes”).

As the successor obligor on the Notes, we intend to continue to file with the SEC any annual reports, quarterly reports and other documents that we are required to file with the SEC to the extent required under the Indentures governing the Notes.

All references to “we,” “us,” “our,” “ours,” or the “Company” in this report refer to Centro NP LLC and its wholly-owned and majority owned subsidiaries and consolidated entities as of, or subsequent to, April 5, 2007, unless the context indicates otherwise.  All references to our “predecessor,” the “Predecessor” or “New Plan” in this report refer to New Plan Excel Realty Trust, Inc. and its wholly-owned and majority owned subsidiaries and consolidated entities as it existed prior to April 5, 2007, unless the context indicates otherwise.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	40 years
Building improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life

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

We are required to make subjective assessment as to the terminal growth rates used and the discount rates applied as part of our impairment analysis of the goodwill balance.  The analysis is also based upon management’s best estimate of forecast cashflows that are expected to be derived in the future.  These assessments have a direct impact on the determination of the impairment charge, and therefore our net loss.  For example, if we were to increase the discount rate or decrease the terminal growth rate used, this would reduce the net present value of our estimated future cashflows and therefore increase the goodwill impairment charge.

The assumptions used in calculating our goodwill impairment charge are consistent with those assumptions applied by our ultimate parent investors, CPL and CPT, when assessing the impairment of their investment in us.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e. levels 1, 2, and 3, as defined within SFAS No. 157). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 allows entities to report selected financial assets and liabilities at fair value.  Prior to the issuance of this new guidance, related assts and liabilities had been measured differently, resulting in artificial earnings volatility and the undue complexity of applying other accounting guidance. SFAS No. 159 aims to alleviate those types of reporting issues in addition to enhancing comparisons between entities and expanding disclosures of interest to financial statement users.  SFAS No. 159 also serves to advance convergence of FASB guidance with that of the International Accounting Standards Board, which has previously adopted a fair value option.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, but early adoption is permitted.  We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, however, the adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS No. 160.

Any recently issued accounting standards or pronouncements not mentioned in this note have been excluded as we have determined that they either are not relevant to us, or they are not expected to have a material effect on our Consolidated Financial Statements.

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

During the period from April 5, 2007 through December 31, 2007, we acquired a parcel of land immediately adjacent to a property owned by us (Land at Victory Square), the remaining 75% interest in a shopping center in which we owned the other 25% (The Centre at Preston Ridge which was subsequently transferred to the Residual Joint Venture in March 2008),  one land parcel and the remaining 90% interests in three of our joint ventures in which we owned the other 10% of each of the joint ventures (CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC) (collectively, “Company Acquisitions”).  During the period from January 1, 2007 through April 4, 2007, our predecessor acquired one shopping center (Stewart Plaza) and one land parcel (collectively, “Predecessor Acquisitions” and, together with Company Acquisitions, the “2007 Acquisitions”).

In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the joint venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties to this joint venture.  We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, we owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture.   In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties to this joint venture (together with the contribution of the 18 properties described above, the “Residual Joint Venture Transaction”).  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture.  Following these transactions, we continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture.

During 2006, our predecessor acquired four shopping centers (Shoppes at Hickory Hollow, The Quentin Collection, Fox Run Mall and Memphis Commons), two buildings immediately adjacent to properties owned by our predecessor (Building at Tarpon Mall and Building at Hazel Path), the remaining 90% interests in two shopping centers in which our predecessor owned the other 10% interests (Ventura Downs and Odessa-Winwood Town Center), six land parcels, and a leasehold interest in a new development project (collectively, the “2006 Acquisitions”).

On August 10, 2005, our predecessor completed the sale and contribution of 69 community and neighborhood shopping centers (the “Galileo Properties”) to Galileo America LLC for approximately $968.0 million of total consideration (the “Property Transfer”).  As a result of a series of related transactions that occurred simultaneously with the closing of the Property Transfer, our predecessor owned an approximately 5.0% equity interest in Galileo America LLC, which, as of December 31, 2006, owned 135 real estate assets.  In addition, our predecessor acquired a recurring asset management fee stream and a minimum 20 year fee stream for all property management, leasing, development, acquisition and disposition fees related to Galileo America LLC (such transactions are referred to collectively with the Property Transfer as the “Galileo Transactions”).  As a result of our predecessor’s retained 5% equity ownership interest in Galileo America LLC, as well as our predecessor’s acquisition of the property and asset management rights as part of the Galileo Transactions, the results of operations of the Galileo Properties were not classified as discontinued operations for the years ended December 31, 2006, 2005 and 2004.  Accordingly, our predecessor’s results of operations for the years ended December 31, 2006, 2005 and 2004 include the results of operations of the Galileo Properties.

During 2005, our predecessor acquired eight shopping centers (Brunswick Town Center, Hillcrest Shopping Center, West Ridge Shopping Center, Market Plaza, Surrey Square Mall, Fashion Place Shopping Center, Western Hills

Plaza and Southland Shopping Center), a vacant building with 2.5 acres of land immediately adjacent to Midway Crossing, a shopping center owned by our predecessor, a vacant building immediately adjacent to Victory Square, a shopping center owned by our predecessor, six land parcels, the remaining 90% interest in Marketplace at Wycliffe, a shopping center in which our predecessor owned the other 10% interest, and the remaining 90% interest in Mableton Walk, a shopping center in which our predecessor owned the other 10% interest (collectively, the “2005 Acquisitions”).  Accordingly, our predecessor’s results of operations for the years ended December 31, 2006 and 2005 include the results of operations of the 2005 Acquisitions.

In accordance with the provisions of FIN 46 and EITF 04-5 our and our predecessor’s consolidated results of operations for the period from April 5, 2007 through December 31, 2007, the period from January 1, 2007 through April 4, 2007, and the years ended December 31, 2006 and 2005 include the results of operations of certain of our joint ventures (collectively, “Consolidation Adjustments”), as applicable.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our and our predecessor’s Consolidated Statements of Income and Comprehensive Income.  Therefore, results of operations from prior periods have been restated to reflect the current pool of disposed of or held for sale assets.

Results of operations for period from April 5, 2007 through December 31, 2007 (the Company), the period from January 1, 2007 through April 4, 2007 (the Predecessor) and the year ended December 31, 2006 (the Predecessor)

Rental Revenues:

Rental income was $336.5 million for the year ended December 31, 2006, $92.5 million for the period from January 1, 2007 through April 4, 2007 and $311.1 million for the period from April 5, 2007 through December 31, 2007.

•                  The following significant factors caused material changes in the rental income of the Company:

•                  2007 Acquisitions, which increased rental income by approximately $11.4 million

•                  2006 Acquisitions, which increased rental income by approximately $6.1 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $9.3 million

•                  Increased lease settlement income, which increased rental income by approximately $3.7 million

•                  Increased amortization of below market leases, which leases were recorded at fair value by the Company in connection with the Merger, which increased rental income by approximately $38.7 million

•                  Residual Joint Venture Transaction, which decreased rental income by approximately $3.9 million

•                  The following significant factors caused material changes in the rental income of the Predecessor:

•                  2006 Acquisitions, which increased rental income by approximately $3.3 million

•                  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

Fee income was $16.7 million for the year ended December 31, 2006, $8.8 million for the period from January 1, 2007 through April 4, 2007 and $22.0 million for the period from April 5, 2007 through December 31, 2007.  Fee income is derived from services provided to our joint ventures and other managed projects.

•                  The following significant factors caused material changes in the fee income of the Company:

•                  Leasing fee revenue, which increased fee income by approximately $2.8 million

•                  Asset management fee revenue, which increased fee income by approximately $7.4 million

•                  Construction fee revenue, which increased fee income by approximately $2.0 million

•                  The following significant factor caused a material change in the fee income of the Predecessor:

•                  Leasing fee revenue, which increased fee income attributable to the Predecessor by approximately $1.0 million

   Operating Expenses:

Operating costs were $73.1 million for the year ended December 31, 2006, $22.0 million for the period from January 1, 2007 through April 4, 2007 and $60.6 million for the period from April 5, 2007 through December 31, 2007.

•                  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased operating costs by approximately $1.9 million

•                  2006 Acquisitions, which increased operating costs by approximately $2.1 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to manage the growing number of properties under management, which increased operating costs by approximately $3.2 million

•                  Increased utilities expense, which increased operating costs by approximately $1.7 million

•                  Increased legal fees, primarily attributable to an increase in tenant matters requiring legal attention, which increased operating costs by approximately $1.0 million

•                  Residual Joint Venture Transaction, which decreased operating costs by approximately $1.4 million

•                  The following significant factors caused material changes in the operating costs of the Predecessor:

•                  Increased property insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.5 million

•                  Increased snow removal costs, primarily attributable to the harsh winter conditions in the Midwest, which increased operating costs by approximately $1.2 million

Real estate taxes were $59.8 million for the year ended December 31, 2006, $17.2 million for the period from January 1, 2007 through April 4, 2007 and $48.1 million for the period from April 5, 2007 through December 31, 2007.

•                  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased real estate taxes by approximately $3.2 million

•                  2006 Acquisitions, which increased real estate taxes by approximately $1.9 million

•                  Residual Joint Venture Transaction, which decreased real estate taxes by approximately $1.3 million

Depreciation and amortization expense was $89.0 million for the year ended December 31, 2006, $25.8 million for the period from January 1, 2007 through April 4, 2007 and $189.1 million for the period from April 5, 2007 through December 31, 2007.

•                  The following significant factors caused material changes in the depreciation and amortization of the Company:

•                  2007 Acquisitions, which increased depreciation and amortization by approximately $6.2 million

•                  2006 Acquisitions, which increased depreciation and amortization by approximately $4.2 million

•                  Increased depreciation expense on our real estate properties, which properties were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $14.0 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights, which rights were recorded at fair value by the Company in connection with the Merger, increased depreciation and amortization by approximately $5.2 million

•                  Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which intangible assets were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $83.1 million

•                  The following significant factor caused a material change in the depreciation and amortization of the Predecessor:

•                  2006 Acquisitions, which increased depreciation and amortization by approximately $2.0 million

During the period to December 31, 2007, the Company recorded an impairment charge of $27.7 million over its real estate assets.  This impairment charge is a result of the expected hold period applied by management in relation to our real estate assets, in accordance with SFAS No. 144.

An impairment charge of $475.2 million of goodwill was also recorded by the Company during the period to December 31, 2007.  This impairment charge was required due to the significant reduction in the Company’s and its affiliates’ forecast cash flow streams derived from certain property and funds management services.  Upon announcement of our ultimate parents’ liquidity and refinancing position on December 17, 2007, there was a severe market reaction which significantly impaired our and our ultimate parents’ ability to continue to grow our funds management business.

General and administrative expenses were $28.7 million for the year ended December 31, 2006, $51.9 million for the period from January 1, 2007 through April 4, 2007 and $20.5 million for the period from April 5, 2007 through December 31, 2007.

•                  The following significant factors caused material changes in the general and administrative expenses of the Predecessor:

•                  Increased advisory and legal fees incurred by the Predecessor in connection with the Mergers, which increased general and administrative expenses by approximately $22.5 million

•                  Increased payroll related expenses, primarily attributable to the Predecessor’s recognition of compensation expense associated with stock-based compensation that vested in connection with the Merger, which increased general and administrative expenses by approximately $19.2 million

•                  There were no significant factors that caused material changes in the general and administrative expenses of the Company.

Other Income and Expenses:

Interest expense was $94.2 million for the year ended December 31, 2006, $26.8 million for the period from January 1, 2007 through April 4, 2007 and $78.8 million for the period from April 5, 2007 through December 31, 2007.

•                  The following significant factors caused material changes in the interest expense of the Company:

•                  The $303.4 million note payable to Centro Property Trust, which was entered into on April 5, 2007, which increased interest expense by approximately $12.0 million

•                  Interest incurred on the Tender Facility, which increased interest expense by approximately $3.5 million

•                  Debt issuance costs incurred in connection with the Tender Facility, which increased interest expense by approximately $3.0 million

•                  Increased borrowings outstanding under the Amended July 2007 Revolving Facility, combined with a higher interest rate, which increased interest expense by approximately $9.6 million

•                  Increased amortization of the premium on mortgages and notes payable, primarily due to fair value adjustments recorded by the Company in connection with the Merger, which decreased interest expense by approximately $4.1 million

•                  The conversion of $114.8 million of the $115.0 million aggregate principle amount of the 3.75% Convertible Senior Notes, partially offset by the September 2006 Debt Offering, which debt was subsequently redeemed during the three months ended June 30, 2007, which decreased interest expense by approximately $4.8 million

•                  The repayment of the Amended Secured Term Loan on April 20, 2007, which decreased interest by approximately $6.0 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.8 million

•                  The repayment of mortgage debt, which decreased interest expense by approximately $1.6 million

•                  The following significant factors caused material variances in the interest expense of the Predecessor:

•                  The September 2006 Debt Offering, which debt was subsequently redeemed during the three months ended June 30, 2007, which increased interest expense by approximately $2.0 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.6 million

Results of operations for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005

Revenues:

Total revenues were $459.6 million in 2006, a decrease of $14.3 million, or 3%, from $473.9 million in 2005.  Significant changes are discussed below.

Rental income decreased $22.9 million, or 6%, from $359.4 million in 2005 to $336.5 million in 2006.  The following significant factors accounted for this variance:

•                  2006 Acquisitions, which increased rental income by approximately $2.1 million

•                  2005 Acquisitions, which increased rental income by approximately $8.5 million

•                  Consolidation Adjustments, which increased rental income by approximately $1.0 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $11.1 million

•                  Increased lease settlement income, which increased rental income by approximately $1.9 million

•                  The sale of the Galileo Properties, which decreased rental income by approximately $47.3 million

Expense reimbursements increased $3.8 million, or 4%, from $97.7 million in 2005 to $101.5 million in 2006.  The following significant factors accounted for this variance:

•                  2005 Acquisitions, which increased expense reimbursements by approximately $2.7 million

•                  A net increase in the amount of reimbursable real estate taxes, which increased expense reimbursements by approximately $2.3 million

•                  A net increase in the amount of reimbursable property operating expenses, including electricity, insurance, water and sewer expenses, which increased expense reimbursements by approximately $8.6 million

•                  The sale of the Galileo Properties, which decreased expense reimbursements by approximately $10.6 million

Fee income increased $5.7 million, or 52%, from $11.0 million in 2005 to $16.7 million in 2006.  Fee income is derived from services provided to our joint ventures and other managed projects, and the significant variances in the following fee revenues, which are primarily attributable to an increase in the number of properties being managed by us, accounted for the net increase in fee income:

•                  Property management fee revenue, which increased fee income by approximately $4.6 million

•                  Asset management fee revenue, which increased fee income by approximately $1.6 million

•                  Acquisition fee revenue, which decreased fee income by approximately $0.8 million

Operating Expenses:

Total operating expenses were $258.5 million in 2006, a decrease of $9.0 million, or 3%, from $267.5 million in 2005.  Significant changes are discussed below.

Operating costs decreased $2.5 million, or 3%, from $75.6 million in 2005 to $73.1 million in 2006.  The following significant factors accounted for this variance:

•                  2005 Acquisitions, which increased operating costs by approximately $2.1 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to administer the growing number of properties under management, which increased operating costs by approximately $1.5 million

•                  Increased insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $1.3 million

•                  Decreased capitalization with respect to our redevelopment projects, due to the completion of certain projects, which increased operating costs by approximately $3.5 million

•                  The sale of the Galileo Properties, which decreased operating costs by approximately $9.5 million

•                  Decreased legal fees for tenant related matters, which decreased operating costs by approximately $1.1 million

Real estate taxes decreased $4.7 million, or 7%, from $64.5 million in 2005 to $59.8 million in 2006.  The following significant factors accounted for this variance:

•                  2005 Acquisitions, which increased real estate taxes by approximately $2.2 million

•                  The sale of the Galileo Properties, which decreased real estate taxes by approximately $7.2 million

Depreciation and amortization decreased $0.8 million, or 1%, from $89.8 million in 2005 to $89.1 million in 2006.  The following significant factors accounted for this variance:

•                  2006 Acquisitions, which increased depreciation and amortization by approximately $1.1 million

•                  2005 Acquisitions, which increased depreciation and amortization by approximately $4.3 million

•                  Increased depreciation expense on properties previously under redevelopment, or classified as held for sale, which increased depreciation and amortization by approximately $3.1 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights in conjunction with the Galileo Transactions, which increased depreciation and amortization by approximately $1.1 million

•                  The sale of the Galileo Properties, which decreased depreciation and amortization by approximately $11.4 million

Provision for doubtful accounts decreased $3.3 million, or 29%, from $11.2 million in 2005 to $7.9 million in 2006.  The following significant factors accounted for this variance:

•                     Reserves taken on properties previously under redevelopment, partially offset by lower write-offs, which increased provision for doubtful accounts by approximately $1.9 million

•                     Lower reserve levels on the Galileo Properties, combined with the collection of previously reserved receivables associated with these same properties, which decreased provision for doubtful accounts by approximately $5.5 million

General and administrative expenses increased $2.3 million, or 9%, from $26.4 million in 2005 to $28.7 million in 2006.  The following significant factors accounted for this variance:

•                     Increased payroll related expenses, primarily attributable to the increased personnel levels necessary to service the growth of properties under management in our portfolio, which were comprised of the following, which increased general and administrative expenses by approximately $4.3 million:

•                  Increased payroll and payroll related expenses of approximately $3.2 million

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

Equity in income of unconsolidated ventures increased $1.1 million, or 28%, from $4.0 million in 2005 to  $5.1 million in 2006.  The following significant factors accounted for this variance:

•                     Increased income before depreciation, attributable to the following significant factors, which increased equity in income unconsolidated ventures by approximately $7.7 million:

•                  The operating performance of Galileo America LLC, a joint venture in which we acquired an ownership interest in August 2005, which increased income before depreciation by approximately $4.0 million

•                  Improved operating performance of BPR Shopping Center, L.P., and the allocation of 2005 income in 2006, which increased income before depreciation by approximately $3.0 million

•                     Increased depreciation, attributable to an increased number of operating properties owned by unconsolidated ventures, which decreased equity in income of unconsolidated ventures by approximately $6.6 million

Interest expense decreased $23.8 million, or 20%, from $118.0 million in 2005 to $94.2 million in 2006.  The following significant factors accounted for this variance:

•                  A higher interest rate on our then existing $150.0 million variable rate secured term loan (prior to August 2006 amendments), which increased interest expense by approximately $2.5 million

•                  Increased interest rates on our derivative financial instruments that convert fixed rate debt to variable rate debt, which increased interest expense by approximately $1.8 million

•                  The 2005 write-off of premiums associated with the repayment of the secured mortgage indebtedness discussed below, which increased interest expense by approximately $4.2 million

•                  A net decrease in interest expense recorded on our outstanding notes payable, attributable to the following significant transactions, which decreased interest expense by approximately $8.3 million:

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

•                  A net decrease in the amount of mortgage debt outstanding, primarily attributable to the repayment of approximately $100.6 million of secured mortgage indebtedness with a portion of the proceeds from the Galileo Transactions, as well as the repayment of other mortgage indebtedness upon maturity, partially offset by the assumption of mortgages in connection with the 2006 Acquisitions and 2005 Acquisitions, which decreased interest expense by approximately $5.4 million

•                  Prepayment penalties incurred in connection with the 2005 repayment of the secured mortgage indebtedness discussed above, which decreased interest expense by approximately $11.2 million

•                  Decreased amortization of debt issuance costs, primarily attributable to the non-recurring write-off in 2005 of unamortized issuance costs associated with our then outstanding 5.875% unsecured notes, which decreased interest expense by approximately $1.1 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $3.2 million

Minority interest in income of consolidated partnership and joint ventures decreased $5.2 million from $5.9 in 2005 to $0.7 million in 2006.  This decrease is primarily attributable to the allocation of a portion of the gain from the sale of the Galileo Properties to the limited partners of DownREIT Partnership in 2005, which allocation did not recur in 2006.

Discontinued Operations:

For the year ended December 31, 2006, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $6.2 million, $14.6 million and $(0.9) million in results of operations, gain on sale and impairment of real estate held for sale, respectively.  For the year ended December 31, 2005, such properties generated approximately $11.8 million and $17.8 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Gain on Sale of Real Estate:

Gain on sale of real estate was approximately $186.9 million for the year ended December 31, 2005.  This gain is directly attributable to the sale of the Galileo Properties in connection with the Galileo Transactions.

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $41.5 million in available cash, cash equivalents and marketable securities.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.

Short-Term Liquidity Needs

In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $171.7 million of mortgage debt scheduled to mature during 2008.  Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Revolving Facility.  Due to covenants contained in certain of our debt agreements, we are currently prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility for additional borrowings to meet our short-term liquidity requirements.  We are currently working with the lenders under our Amended July 2007 Revolving Facility to refinance our short-term indebtedness and are considering additional plans with respect to meeting our short-term liquidity requirements.  There can be no assurances that we will be able to refinance our short-term debt on favorable terms or at all.  In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.

Refer to Note 12 to the Consolidated Financial Statements for details relating to the total short-term debt as at December 31, 2007.

We derive substantially all of our revenue from tenants under existing leases at our properties.  Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our property manager’s ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  We have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, with the exception of the Residual Joint Venture, which pro rata share is not expected to be material.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any capital requirements from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008).  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance these joint venture obligations following exhaustion of the Preston Ridge Facility.

During 2007, we and our predecessor, as applicable, completed 14 redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $81.8 million.  In addition, we develop outparcels of properties in our Consolidated Portfolio and during 2007, we and our predecessor, as applicable, completed five outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $10.9 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 27 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $236.5 million.  Our current outparcel development pipeline in our Consolidated Portfolio is comprised of three projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $9.0 million.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance further development and redevelopment in our Consolidated Portfolio following exhaustion of the Preston Ridge Facility.

We also redevelop properties in our joint venture portfolios.  During 2007, our joint venture portfolios completed one redevelopment project, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $2.3 million, of which our pro rata share was approximately $0.1 million.  Our current joint venture redevelopment pipeline is comprised of 10 projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $144.6 million, of which our pro rata share will be approximately $24.5 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios and during 2007, our joint venture portfolios completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $6.8 million, of which our pro rata share was approximately $2.4 million.  Currently, there are no outparcel developments in the pipeline for our joint venture portfolios.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008). If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance further development and redevelopment in our joint venture portfolios following exhaustion of the Preston Ridge Facility.

As discussed in detail in Item 1, the short-term credit facilities of CPT provided under the Australian Extension Deed, the Preston Ridge Facilities of the Residual Joint Venture, and the Super Bridge Loan of Super LLC provided under the Super Bridge Loan Extension Agreement are cross-defaulted with the Company’s revolver facility provided under the Amended July 2007 Revolving Facility.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the lives of the leases.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any capital expenditures from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to further finance these tenant improvements and leasing commissions following exhaustion of the Preston Ridge Facility.

Additionally, the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.2 million.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.

Due to covenants contained in certain of our debt agreements, we are presently unable to incur additional indebtedness, and this restriction will limit our flexibility in restructuring our existing indebtedness (including refinancing indebtedness coming due in 2008).  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008).  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance development and redevelopment costs following exhaustion of the Preston Ridge Facility.  In addition, due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment or development projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue.  We intend to satisfy these requirements principally through the most advantageous source of capital available to us at the time, which may include the incurrence of new debt through borrowings (through private incurrence of secured and unsecured debt), capital raised through the disposition of assets, joint venture capital transactions and funding from Centro.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we do not presently have access to the capital necessary to satisfy these long-term liquidity requirements.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  In connection with our refinancing difficulties, our credit ratings were downgraded by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade. Standard & Poor’s cut its rating of us to CCC+, or “credit watch with developing implications.”  Fitch Ratings cut its rating of us to CCC which is a “high default risk” or “rating watch negative.”  Moody’s cut its rating of us to B3.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility. As a result of these downgrades, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Nonetheless, the matters discussed herein under “Recent Developments” have made it difficult for us to refinance property level debt in the ordinary course, and we were required to pay higher interest rates on certain property level debt because we were unable to refinance such debt.

We have selectively effected asset sales to generate cash proceeds.  During 2007, we, and our predecessor, as applicable, generated approximately $21.9 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $8.2 million from the disposition of certain properties and land parcels held through joint ventures. During 2006, our predecessor generated approximately $124.0 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $1.4 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of December 31, 2007 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years

Long-Term Debt (1)	$1,756,754	$478,478	$446,203	$321,534	$510,539
Capital Lease Obligations	30,902	696	1,369	1,544	27,293
Operating Leases (2)	55,783	3,629	6,942	6,415	38,797
Redemption Rights (3)	83,214	83,214	—	—	—
Total	$1,926,653	$566,017	$454,514	$329,493	$576,629

(1)	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.
(2)	Operating leases include ground leases for shopping centers that we operate and our administrative office space.
(3)

The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008. Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.

In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.  We are presently considering what our plans will be with respect to satisfying our contractual cash obligations, the balance of which represents the amount maturing under our Amended July 2007 Revolving Facility, as well as maturing mortgages and scheduled amortization.

The following table summarizes certain terms of our existing credit agreements as of December 31, 2007 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of December 31, 2007	Current Interest Rate (1)	Maturity Date

Amended July 2007 Revolving Facility (2)	$—	$306,800	LIBOR plus 175 bp	Variable
Secured Term Loans	—	181,488	Variable (3)	2009 - 2010
Total Credit Agreements	$—	$488,288

(1)   We incur interest using a 30-day LIBOR rate, which was 4.60% at December 31, 2007.

(2)   We are presently (and were as of December 31, 2007) unable to make draws on our Amended July 2007 Revolving Facility.  Under the terms of the Amended July 2007 Revolving Facility, we incur an annual facility fee of 22.5 basis points on this facility.  The Amended July 2007 Revolving Facility is scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event, as defined in the agreement, occurs.  Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)   We incur interest using a 30-day LIBOR rate, which was 4.60% at December 31, 2007, plus spreads ranging from 135 to 175 basis points.

In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.  In addition, the Amended July 2007 Revolving Facility requires that we maintain certain financial coverage ratios and other debt covenants.  These coverage ratios and debt covenants include:

•      Total debt to total adjusted assets of no more than 65%;

•      Total secured debt to total adjusted assets of no more than 40%;

•      Unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of our outstanding unsecured debt; and

•      Consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

As of December 31, 2007, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three indentures, having a weighted average interest rate of 5.84%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.

In addition to our Amended July 2007 Revolving Facility and the Indentures, as of December 31, 2007, we had approximately $438.2 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.08% per annum.  It should be noted that as at December 31, 2007, the Super Bridge Loan (totaling $1.86 billion) of our parent is secured by its 100% membership interest in the Company.

Our management team continues to work closely with counterparts of our ultimate parent investors, CPL and CPT, our lenders, and lenders of Super LLC, CPL and CPT.  We and our ultimate parent investors are focused upon the extension of the debt of our ultimate parents to at least September 30, 2008, as this is required under the Extension Agreements.

In conjunction with our ultimate parent investors, the Company is assessing a number of options to address the current liquidity issues.  Covenants contained in certain of our debt agreements currently prevent us from incurring any additional debt, and any new sources of long-term financing would be required to be approved by the lenders under the Extension Agreements.

Resolution of our liquidity issues may be, in part, achieved through asset sales.  If we are required to dispose of real estate assets quickly and in a manner other than normal fashion to assist with our liquidity position, it is possible that these real estate assets would be sold at an accounting loss.  Additionally, our ability to sell real estate assets is restricted by a loan-to-asset covenant ratio as contained in the Indentures.

In terms of potential equity investments, our ultimate parent investors are considering such options which may result in equity contributions into us to assist with our liquidity position.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of December 31, 2007, and to which we expect to make additional capital contributions:

•      Centro GA America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest.  As of December 31, 2007, the joint venture was comprised of 126 stabilized retail assets, four retail properties under redevelopment and one new development property and had loans outstanding of approximately $1.3 billion.  As of December 31, 2007, the book value of our investment in Galileo America LLC was approximately $49.9 million.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, our predecessor formed a second strategic joint venture with JP Morgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, we have a 20% interest in the venture and have committed to contribute our pro rata share of any capital required by the venture for asset acquisitions.  As of December 31, 2007, we had contributed approximately $14.7 million.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of December 31, 2007, the joint venture owned three stabilized retail properties.  The joint venture had loans outstanding of approximately $46.9 million as of December 31, 2007.  As of December 31, 2007, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $15.0 million.

•      NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, we have agreed to contribute $6.0 million which had been fully contributed as of December 31, 2007.  We will have a 20% interest in the venture and are responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of December 31, 2007.  As of December 31, 2007, the book value of our investment in NPK Redevelopment I, LLC was approximately $9.5 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of December 31, 2007.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $47.0 million as of December 31, 2007.

As of December 31, 2007, the book value of our investment in Arapahoe Crossings, L.P. was approximately $14.4 million.

•      BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of December 31, 2007.  As of December 31, 2007, the book value of our investment in BPR Land Partnership, L.P. was approximately $3.8 million.

•      BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of December 31, 2007.  As of December 31, 2007, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

•      The Residual Joint Venture.  In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the Residual Joint Venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties with an approximate value of $396.0 million, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture.  In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties with an approximate value of $605.0 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to the Residual Joint Venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture.   Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.  The Residual Joint Venture owned 79 stabilized retail properties and three properties under redevelopment as of December 31, 2007.  Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture.  The Residual Joint Venture had loans outstanding of approximately $0.7 billion as of December 31, 2007.  As of December 31, 2007, the book value of our investment in the Residual Joint Venture was approximately $340.3 million.

On March 28, 2008, we executed the Contribution Agreement.  The Contribution Agreement was released from escrow and became effective as of March 30, 2008. Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including the owner of The Centre at Preston Ridge) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.

•      NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties and one retail property under redevelopment as of December 31, 2007.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture.  Our predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, our predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that our predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to our predecessor in February 2006.  During the year ended December 31, 2007, in connection with the acquisition of certain other assets, our predecessor increased our committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of December 31, 2007.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $280.8 million as of December 31, 2007.  As of December 31, 2007, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $37.1 million.

•      NP/SSP Baybrook, LLC.  We have a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of December 31, 2007.  As of December 31, 2007, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.7 million.

•      Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $55.2 million as of December 31, 2007.   As of December 31, 2007, the book value of our investment in Westgate Mall, LLC was approximately $1.5 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2007, none of which we believe will materially adversely affect us:

•      Letters of Credit.  We have arranged for the provision of 8 separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of December 31, 2007, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $14.9 million.

•      Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of December 31, 2007, we had mortgage and term loans outstanding of approximately $619.7 million, excluding the impact of unamortized premiums, and our unconsolidated joint ventures had mortgage loans outstanding of approximately $1.8 billion.  In addition, we have guaranteed certain construction and other obligations related to certain joint venture development projects; however we do not expect that our obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008	$3,629
2009	3,553
2010	3,389
2011	3,287
2012	3,128
Thereafter	38,797

•      Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.2 million.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.

We are not presently involved in any material litigation arising outside the ordinary course of business.  However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of our reserves for such matters.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, we maintain an aggregate reserve of approximately $4.8 million as of December 31, 2007.  Given the increase in the reserve previously taken by our predecessor, and the current status of the tenant litigation, we believe that any loss in excess of the established reserve would be immaterial.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Inflation

The majority of our leases contain provisions designed to mitigate the adverse impact of inflation.  Such provisions contain clauses enabling us to receive percentage rents, which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices.  In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to be consistent with, or get closer to, current market rates.  This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, discussions with our property manager, and upon the fact that many of our leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time.  Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.  In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

In the normal course of business, we also face risks that are either non-financial or non-qualitative.  Such risks principally include credit risks and legal risks.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, we had approximately $8.7 million of outstanding floating rate mortgages.  We also had approximately $306.8 million outstanding under our floating rate Amended July 2007 Revolving Facility and $181.5 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2007, in relation to our approximately $1.8 billion of outstanding total debt and our approximately $6.2 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short-term. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of December 31, 2007, we had two reverse arrears swap agreements.  The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.6 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.6 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $562.0 million (including the impact of $65.0 million in reverse arrears swap agreements), the balance as of December 31, 2007.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $58.7 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $86.7 million.  This assumes that our total debt outstanding remains at approximately $1.8 billion, the balance as of December 31, 2007.

As of December 31, 2007, we had no material exposure to foreign currency exchange risk, commodity price risk or equity price risk.  In addition to the other factors which may constrain our ability to refinance our short-term debt obligations addressed elsewhere in this Annual Report on Form 10-K, our ability to refinance such obligations may be further constrained as a result of recent dislocations in the global credit markets.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the material weakness described in Management’s report on internal control over financial reporting set forth on page F-2 of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described in Management’s report on internal control over financial reporting and our plans for remediation discussed therein, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

PART III

Item 10.         Directors, Executive Officers, and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our Executive Officers and Directors

As a result of the Merger described in Item 1 of this Annual Report on Form 10-K, the Common Stock of New Plan ceased to be outstanding as of April 20, 2007, and was accordingly de-listed under Section 12 of the Securities Exchange Act of 1934, as amended.  As a result of the Merger and Liquidation, all of New Plan’s assets were transferred to us and we assumed all of its liabilities.  We are a Maryland limited liability company.  In accordance with our organizational documents, our business and affairs are managed by our sole member, Super LLC.  In accordance with Super LLC’s organizational documents, Super LLC’s business and affairs are managed by six members, each of whose affairs are governed by a board of directors.  Accordingly, we do not have any directors.  All of our named executives are employed by the Management Joint Venture, but were paid up until December 31, 2007 by us.  Where the named executive was employed by the Management Joint Venture prior to April 20, 2007, the executive was paid directly by the Management Joint Venture.

Set forth below are the name, age and position of each of our executive officers:

Glenn J. Rufrano, age 58, has served as the Chief Executive Officer and President for us and the Management Joint Venture since April 20, 2007.  Mr. Rufrano served as the Chief Executive Officer of New Plan from February 2000 through February 20, 2007.  From February 2000 until March 2002, Mr. Rufrano also served as President of New Plan.  He was a partner in The O’Connor Group, a diversified real estate firm, from its inception in 1983 until March 2000.  He was Chief Financial Officer of The O’Connor Group from June 1990 to November 1994 and President and Chief Operating Officer from November 1994 to March 2000.  He also was Co-Chairman of The Peabody Group, an association between The O’Connor Group and J.P. Morgan & Co., Inc., from September 1998 to March 2000.

John Braddon, age 42, has served as the Executive Vice President and Chief Financial Officer for us and the Management Joint Venture since May 21, 2007.  Mr. Braddon served as Vice President, Corporate Reporting of the Management Joint Venture from January 2006 until May 2007.  Prior thereto, he served as Audit Director at ANZ Bank in Australia since February 2005.  Prior thereto, he served as Financial Controller for Uecomm Pty Ltd. since December 2001.

Steven Siegel, age 48, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007 and Secretary since May 21, 2007.  Mr. Siegel was Executive Vice President since March 2002 and the General Counsel of New Plan since 1991.  He was New Plan’s Senior Vice President from September 1998 to March 2002. Mr.  Siegel also served as the Secretary of New Plan from 1991 to September 1998 and from April 1999 to April 20, 2007.

Basil Donnelly, age 43, has served as our Executive Vice President since February 27, 2007, and has served as our Assistant Secretary since May 21, 2007.  Mr. Donnelly has also served as Senior Vice President and General Counsel of the Management Joint Venture since July 2006.  Prior thereto, he served as Vice President and General Counsel of the Management Joint Venture since April 2005.  Prior thereto, he served as Vice President and General Counsel of Kramont Realty Trust since November 2000.

Michael Moss, age 39, has served as our Executive Vice President since February 27, 2007.   Mr. Moss has also served as Vice President, National Director of Leasing of the Management Joint Venture since July 2006.   Prior thereto, he served as Vice President and Director of Leasing of the Management Joint Venture since April 2005.   Prior thereto, he served as Vice President and Director of Leasing of Kramont Realty Trust since July 2003.   Prior thereto, he served as Vice President of Leasing of Kramont Realty Trust.

Tom Lorenzen, age 43, has served as our Executive Vice President since February 27, 2007.   Mr. Lorenzen has also served as Chief Investment Officer of the Management Joint Venture since January 2007.   Prior thereto, he served as Sr. Vice President—Investment Management of the Management Joint Venture since April 2005.  Prior thereto, he served as National Investment Manager of Centro Properties Group since November 2003.  Prior thereto, he served as Financial Accounting Manager of Centro Properties Group since November 1999.

John Van de Waterbeemd, age 37, has served as our Executive Vice President since April 20, 2007.  Mr. Van de Waterbeemd has served as Senior Vice President, Shared Services of the Management Joint Venture since March 2007.  Prior thereto, he served as General Manager, Shared Services for Centro Properties Group since March 2006.  Prior thereto, he served as Corporate Finance Manager for Centro Properties Group since April 2003.  Prior thereto, he served as Head of Finance for MCS Property since August 2002.

Michael Carroll, age 39, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007.  Mr. Carroll was Executive Vice President—Real Estate Operations of New Plan from March 2005 to April 20, 2007.  From March 2002 to March 2005, he was New Plan’s Senior Vice President—Director of Redevelopment.  Between November 1992 and March 2002, Mr. Carroll held various positions at New Plan, including Vice President—Asset Management, Vice President—Leasing and Assistant Vice President—Leasing.

Leonard Brumberg, age 64, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007.  Mr. Brumberg was Executive Vice President—Portfolio Management of New Plan from March 2005 to April 20, 2007 and an Executive Vice President of New Plan from September 2000 to April 20, 2007. Mr. Brumberg was Managing Director and Chief Operating Officer of City Center Retail Trust, a private REIT, from October 1997 to September 2000.

Dean Bernstein, age 49, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007.  Mr. Bernstein was Executive Vice President—Acquisitions/Dispositions of New Plan from March 2005 to April 20, 2007 and was employed by New Plan since 1991.  He was New Plan’s Senior Vice President—Acquisitions/Dispositions from January 2001 to February 2005 and its Senior Vice President—Finance from September 1998 to January 2001.

AUDIT COMMITTEE FINANCIAL EXPERT AND AUDIT COMMITTEE

We are not required to and do not maintain an audit committee at this time, nor do we have, as previously discussed above, a board of directors, board of managers or other similar governing body.  It is currently expected that our executive officers will oversee the accounting and financial reporting processes and audits of our financial statements.

CODE OF ETHICS

We have not yet adopted a code of ethics.  We are currently evaluating and considering whether to adopt a code of ethics.

DIRECTOR NOMINATIONS BY SECURITYHOLDERS

Prior to the Merger and Liquidation, New Plan maintained a corporate governance and nominating committee that, among other things, considered all persons recommended by New Plan’s stockholders in the same manner as all other director candidates and established procedures by which interested stockholders who wished to submit qualified candidates could do so.  We are not required to and do not maintain such a committee or such procedures due to the fact that we are wholly owned by Super LLC and do not have a board of directors.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

As noted above, we assumed all of New Plan’s assets and liabilities on April 20, 2007.  Prior to that date, we did not conduct any business.  Information included in this Item 11 relates to the compensation paid to our named executive officers, as identified in the Summary Compensation Table below, from and after April 20, 2007.

Beginning April 20, 2007 and throughout the remainder of 2007 (with the exception of Mr. Roche who terminated his employment in July 2007), each of our named executive officers that had previously been employed by our predecessor became employed by the Management Joint Venture, which is indirectly controlled by Centro Properties Group, a publicly traded Australian entity that owns numerous real estate assets in Australia and the United States, in addition to some of our properties.  In addition, Mr. Braddon has served as an officer of the Management Joint Venture since January 2006.  Each of our named executive officers serves as an officer of both us and the Management Joint Venture but we do not have any employees.

Each of our named executive officers was, during 2007, paid by the Company. These payments, along with other costs incurred by the Company during the transition period during which time the Management Joint Venture was preparing to replicate such functions, offset the management fees otherwise owed to the Management Joint Venture.  All compensation objectives, policies and decisions made with respect to the amounts or forms of compensation paid to our named executive officers are made by the Management Joint Venture.  We do not participate in this decision-making process, but merely pay management fees to the Management Joint Venture who then uses a portion of such fees, together with fees collected from other properties managed by the Management Joint Venture, to pay the salaries of and otherwise compensate our named executive officers and its other employees.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

The following tables contain compensation information of our named executive officers for the period beginning on April 20, 2007 and ending December 31, 2007.  Such compensation relates to all services rendered by the officers for the Management Joint Venture and us, and thus does not reflect, and we are not able to apportion, compensation paid to the officers solely for services provided to us.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (3)	Total ($)
Glenn J. Rufrano, Chief Executive Officer	2007	477,693	1,750,000	—	—	2,000,000	4,227,693
John Braddon, Executive Vice President and Chief Financial Officer	2007	230,150	122,290	—	—	1,017,523	1,369,963
John B. Roche, Executive Vice President and Chief Financial Officer	2007	97,020	—	—	—	1,367,500	1,464,520
Michael Carroll, Executive Vice President	2007	281,538	595,000	—	—	800,000	1,676,538
Steven F. Siegel, Executive Vice President and Secretary	2007	246,592	607,500	—	—	630,000	1,484,092
Dean Bernstein, Executive Vice President	2007	245,752	562,250	—	—	630,000	1,438,002

(1)          Each of Messrs. Rufrano, Carroll, Siegel and Bernstein has served as an executive officer since April 20, 2007.  Mr. Roche served as Executive Vice President and Chief Financial Officer from April 20, 2007 to May 21, 2007, and Mr. Braddon has served as Executive Vice President and Chief Financial Officer since May 21, 2007.

 (2)       Amounts represent discretionary cash bonuses that were paid to each named executive officer (other than Mr. Roche) in July 2007, as well as Retention Bonuses (as defined under “Narrative Disclosure to Summary

Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Our Executive Officers” below) that were paid to each named executive officer (other than Messrs. Braddon and Roche) in July 2007 in consideration of entering into such named executive officer’s employment agreement.  The discretionary bonuses were subject to a guaranteed minimum amount and range, to be paid within such range as determined at the discretion of the board of directors of Centro Properties Group.  The amounts of the discretionary cash bonus and Retention Bonus for each named executive officer are as follows: (i) for Mr. Rufrano, $250,000 discretionary cash bonus, and $1,500,000 Retention Bonus; (ii) for Mr. Carroll, $100,000 discretionary cash bonus, and $495,000 Retention Bonus; (iii) for Mr. Siegel, $75,000 discretionary cash bonus, and $532,500 Retention Bonus; and (iv) for Mr. Bernstein, $60,000 discretionary cash bonus, and $502,250 Retention Bonus.  The amounts of the Retention Bonuses reflected in the “Bonus” column represent the amount of such Retention Bonuses paid in 2007, which constitute 50% of the total amounts payable as Retention Bonuses; the remaining 50% of each named executive officer’s Retention Bonus is payable to such named executive officer on April 20, 2009, provided, that his employment is not terminated by the Management Joint Venture for cause, or by him without good reason prior to such date.  As discussed in “Compensation Discussion and Analysis” above, the decision to make the discretionary bonus payments was not made by us.  See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Our Executive Officers” below for additional information regarding the Retention Bonuses and the timing of payment of such bonuses.

(3)          For each named executive officer (other than Messrs. Braddon and Roche), All Other Compensation includes an equity incentive compensation award granted to each of the named executive officers by the Management Joint Venture pursuant to the terms of each named executive officer’s employment agreement.  These awards represent grants of stock options and restricted shares in Centro Properties Group, an Australian publicly traded company.  We do not, and will not, have any equity awards outstanding and thus we do not recognize any compensation expense for these awards in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123R”) in our financial statements.  We have, however, included these awards in the All Other Compensation column because we believe they have been granted, at least in part, as consideration for the services provided to us by our named executive officers.  The value of the awards granted are as follows:  Mr. Rufrano – $2,000,000; Mr. Carroll – $800,000; Mr. Siegel – $630,000; and Mr. Bernstein – $630,000.  The dollar value of these awards is then used to determine the number of stock options and restricted shares subject to each award based on (i) in the case of stock options, an assumed value of such options as of the grant date, based on a Monte Carlo Simulation with respect to performance-based vesting options, or a binomial tree valuation methodology with respect to time-based vesting options, (ii) in the case of restricted shares, the average price of the Centro Properties Group’s common shares on the Australian Securities Exchange that were acquired by a financial broker for the purpose of granting these awards, measured over the number of days required by such financial broker to acquire the shares, and (iii) in the case of stock options and restricted shares, the May 2007 average exchange rate as published by the Reserve Bank of Australia for A$:US$ of 1.2118.  The value also assumes the satisfaction of all time- and performance-based vesting requirements, as described in the footnotes to the “Grants of Plan-Based Awards Table” below.  For the number of options and restricted shares granted to each named executive officer, see the Grants of Plan-Based Awards Table and Outstanding Equity at Fiscal Year-End Table below.  In the case of Mr. Braddon, All Other Compensation includes (i) the value of a nonrecourse interest-free loan in the amount of $858,178 provided to Mr. Braddon by Centro Properties Group, determined as the amount required to enable Mr. Braddon to purchase 125,000 shares of stock of Centro Properties Group (which was calculated using an average 2007 exchange rate for A$:US$ of 1.20 and the loan amount of A$1,029,813), (ii) $101,900 in the form of a housing allowance provided by the Management Joint Venture, and (iii) imputed interest (imputed at the rate of 4.92% which is a blended applicable federal rate published by the Internal Revenue Service) in the amount of $57,445, attributable to the balance of Mr. Braddon’s outstanding loans as of December 31, 2007, which includes the interest-free nonrecourse loan described under (i) above.  In the case of Mr. Roche, All Other Compensation reflects amount paid to Mr. Roche in January 2008 as consideration for his entering into a non-competition and confidentiality agreement in connection with his termination of employment in July 2007.

Grants of Plan-Based Awards in 2007 (1)

		Date of Board Action	Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Equity Exercise or Base Price		Grant Date Fair Value of Stock and
Name	Grant Date	Approving Award Grant	Threshold (#)		Target (#)		Maximum (#)		Stock or Units (#)	Underlying Options (#) (2)	of Option Awards ($/Sh) (3)		Option Awards ($) (4)
Glenn J.	7/31/07	7/9/07	53,040	(5)		(5)	132,600	(5)					—
Rufrano	7/31/07	7/9/07	175,640	(6)		(6)	439,100	(6)			A$	8.1523	—
	7/31/07	7/9/07								439,100	A$	8.1523	—

John	—	—	—		—		—		—	—	—		—
Braddon

John B.	—	—	—		—		—		—	—	—		—
Roche

Steven F.	7/31/07	7/9/07	16,720	(5)		(5)	41,800	(5)					—
Siegel	7/31/07	7/9/07	55,360	(6)		(6)	138,400	(6)			A$	8.1523	—
	7/31/07	7/9/07								138,400	A$	8.1523	—

Michael	7/31/07	7/9/07	21,240	(5)		(5)	53,100	(5)					—
Carroll	7/31/07	7/9/07	70,280	(6)		(6)	175,700	(6)			A$	8.1523	—
	7/31/07	7/9/07								175,700	A$	8.1523	—

Dean	7/31/07	7/9/07	16,720	(5)		(5)	41,800	(5)					—
Bernstein	7/31/07	7/9/07	55,360	(6)		(6)	138,400	(6)			A$	8.1523	—
	7/31/07	7/9/07								138,400	A$	8.1523	—

(1)               Awards in this table represent grants of stock options and restricted shares in, and made by, Centro Properties Group, an Australian publicly traded company, and one of our ultimate parents.

(2)              Amounts in this column represent time-vested stock option awards granted by Centro Properties Group under the Centro Executive Option Plan, which awards will vest on July 31, 2010 if, and to the extent that, the individual remains employed with the Management Joint Venture at such time.

(3)               Represents the option exercise price in Australian dollars.

(4)              The Company recognized no accounting expense pursuant to SFAS No. 123R as a result of the equity grants set forth in this table, as the grants were made by Centro Properties Group with respect to the common shares of  Centro Properties Group.

(5)              Awards represent performance-based restricted shares granted by Centro Properties Group under the Centro Employee Security Plan, which will vest on July 31, 2010, either in whole or in part, if, and to the extent that, the total shareholder return on Centro Property Group’s common shares exceeds the total shareholder return of a peer group of Australian-listed property trusts.  If the total shareholder return exceeds at least 50% of the peer group, a total of 40% of the restricted shares vest.  An increasing number of shares vest as the performance of Centro Properties Group improves in comparison to the peer group, with 100% of the restricted shares vesting if the total shareholder return exceeds at least 80% of the peer group.  Under the terms of the award there is no “target” performance threshold; rather, any amounts payable in excess of the “threshold” amount are determined on an incremental basis up to the “maximum” amount.  As discussed in “Compensation Discussion and Analysis” above, the structure, form and amount of these awards, including the performance metrics used and the Australian-listed property trusts comprising the peer group, was determined by the Management Joint Venture, through Centro Properties Group, and not by us.

(6)               Awards represent performance-based stock option awards granted by Centro Properties Group under the Centro Executive Option Plan, which will vest on July 31, 2010, either in whole or in part, if, and to the extent that, the total shareholder return on Centro’s common shares exceeds the total shareholder return of a peer group of Australian listed property trust securities.  If the total shareholder return exceeds at least 50% of the peer group, a total of 40% of the performance-based stock options vest.  An increasing number of shares vest as the performance of Centro Properties Group improves in comparison to the peer group, with 100% of the performance-based stock options vesting if the total shareholder return exceeds at least 80% of the peer group.  Under the terms of the award there is no “target” performance threshold; rather, any amounts payable in excess of the “threshold” amount are determined on an incremental basis up to the “maximum” amount.  As discussed in “Compensation Discussion and Analysis” above, the structure, form and amount of these awards, including the performance metrics used and the Australian-listed property trusts comprising the peer group, was determined by the Management Joint Venture, through Centro Properties Group, and not by us.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements with Our Executive Officers

We are not a party to any employment or similar agreement with our named executive officers.  In July 2007, the Management Joint Venture entered into employment agreements with each of Messrs. Rufrano, Carroll, Siegel and Bernstein, and in May 2007 amended the terms of Mr. Braddon’s employment agreement.  The principal terms of each of these agreements are summarized below, except with respect to potential payments and other benefits upon certain terminations or a change in control of the Management Joint Venture or Centro Properties Group, which are summarized below under “Potential Payments upon Termination or Change in Control”.

Rufrano, Carroll, Siegel and Bernstein Employment Agreements

The Management Joint Venture’s employment agreement with each named executive officer, other than with Mr. Braddon, contains substantially similar terms and is summarized below.  Each employment agreement provides for a term ending on July 23, 2008, and extends automatically for additional one-year periods unless either the Management Joint Venture or the executive elects not to extend the term.  Under the employment agreement, each named executive officer received two cash bonuses.  First, he received a bonus covering the period from when he commenced employment under the employment agreement through June 30, 2007 (the fiscal year end of Centro Properties Group).  The amount of this bonus for each named executive officer is reflected in the “Bonus” column of the Summary Compensation Table set forth above.  In addition, he received a bonus payment in consideration of entering into the employment agreement (the “Retention Bonus”), 50% of which was paid to him in July 2007 (and which also is included in the “Bonus” column of the Summary Compensation Table set forth above), and 50% of which is payable to him on April 20, 2009; provided, that his employment is not terminated by the Management Joint Venture for cause, or by him without good reason, prior to such date.

Under the employment agreement, each named executive officer also will be eligible to receive short-term incentive bonuses based on the achievement of certain financial goals for the years ending June 30, 2008 and beyond, as determined by the Management Joint Venture.  These goals relate to the overall financial performance of Centro Properties Group’s real estate operations, which include operations of entities in addition to us.  If these goals are achieved, each executive may receive a short-term incentive cash bonus (50% of such bonus is based on the achievement of certain performance metrics related to operations in Australia and 50% of such is bonus based on the achievement of certain performance metrics related to operations in the U.S.) equal to a percentage of his base salary (60-85% of base salary with respect to Messrs. Siegel and Bernstein, 70-100% of base salary with respect to Mr. Carroll and 100-150% of base salary with respect to Mr. Rufrano).  Each named executive officer also will be entitled to receive certain long-term incentive awards, including stock options and restricted shares, from time to time as determined by the Management Joint Venture.  Each named executive officer also will be entitled to participate in all employee benefit plans, programs and arrangements made available to other Management Joint Venture senior executives generally.

Braddon Employment Agreement

Mr. Braddon maintains an employment agreement with CPT Custodian Pty Limited (as trustee for Centro Management Services Trust and a member of the Centro Properties Group), under which he is seconded to the Management Joint Venture.  Pursuant to the terms of the employment agreement with Mr. Braddon, his base salary is reviewed annually, and his target and maximum bonuses are 25% and 50%, respectively, each of which bonus is subject to a market and position allowance.  As of July 1, 2007, Mr. Braddon is eligible to receive a further bonus up to a maximum of 35% of his base salary, plus a market and position allowance, assessed against the achievement of certain targets.  Mr. Braddon is also eligible to participate in the Centro Employee Share Plan.  In addition, Mr. Braddon’s employment may be terminated by either party with four weeks written notice or with payment in lieu of notice for some or all of the notice period.  Such notice is not required if Mr. Braddon’s employment is terminated for cause.

Roche Non-Competition and Confidentiality Agreement

In July 2007, Mr. Roche terminated his employment for “good reason” per the terms of his employment agreement with New Plan, following which the parties entered into a non-competition and confidentiality agreement.  As consideration for abiding by the terms and restrictions as set forth in such agreement, and executing and not revoking a waiver and release, in January 2008 Mr. Roche was paid $1,367,500 and any remaining unused and accrued vacation time as of his termination date.  Such separation payment was paid in full in 2008 and no further compensation or benefits are owed to Mr. Roche.

Outstanding Equity Awards at Fiscal Year-End
(as of fiscal year ended December 31, 2007) (1)

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)	Option Exercise Price ($)		Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)

Glenn J. Rufrano		439,100		A$	8.1523	7/31/17
			175,640	A$	8.1523	7/31/17
							53,040	A$	53,570.40

John Braddon

John Roche

Steven F. Siegel		138,400		A$	8.1523	7/31/17
			55,360	A$	8.1523	7/31/17
							16,720	A$	16,887.20

Michael Carroll		175,700		A$	8.1523	7/31/17
			70,280	A$	8.1523	7/31/17
							21,240	A$	21,452.40

Dean Bernstein		138,400		A$	8.1523	7/31/17
			55,360	A$	8.1523	7/31/17
							16,720	A$	16,887.20

(1)         Awards in this table vest on July 31, 2010 if certain conditions are met, as described below and in the footnotes to the “Grants of Plan-Based Awards Table” above.  Awards in this table represent grants of stock options and restricted shares pursuant to an employment agreement between the named executive officer and the Management Joint Venture.  The awards represent grants of stock options and restricted shares in Centro Properties Group, an Australian publicly traded company.

(2)         Amounts represent time-vested stock options that vest on July 31, 2010 if, and to the extent that, the individual remains employed with the Management Joint Venture at such time.

(3)          Amounts represent the number of shares that would vest under performance-based stock options if, in each case, the “threshold” performance criterion is satisfied.

(4)          Amounts represent the number of restricted shares that would vest under performance-based awards if, in each case, the “threshold” performance criterion is satisfied.

(5)          Market value calculations are based on the closing trading price of A$1.01 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2007.

Potential Payments upon Termination or Change in Control

The following discussion summarizes the potential payments and acceleration rights upon certain terminations and/or a change in control of the Company for each of the named executive officers, assuming a December 31, 2007 termination or change in control date. These payments and acceleration rights are contained within the named executive officers’ employment agreements, the Centro Employee Security Plan and the Centro Executive Option Plan. The amount payable to or realized by each named executive officer may vary depending on the nature of the termination, whether as a result of termination by the Management Joint Venture without “cause” or by the executive for “good reason” (which is defined to include a “change in control” of Centro Properties Group, the Management Joint Venture or Centro US), or in the event of death or disability of the executive. Except with respect to Mr. Braddon, in the event the executive becomes disabled or his employment terminates during the term, any payments or benefits to which he is entitled under his employment agreement is subject to his execution and non-revocation of a release of claims.  For purposes of quantifying the value of continued insurance coverage benefits presented in the disclosure below, we have estimated a value of such insurance benefits based on the amount the Management Joint Venture would pay under COBRA for insurance coverage on behalf of the named executive officer over the applicable time period.

For purposes of the employment agreements for Messrs. Rufrano, Siegel, Carroll and Bernstein, “cause” and “good reason” are defined as follows:

Cause generally means: (i) conviction of, or plea of guilty or nolo contendere to, a felony; (ii) willful and continued failure to use reasonable best efforts to substantially perform his duties under the employment agreement (other than such failure resulting from the executive’s incapacity due to physical or mental illness or subsequent to the issuance of a notice of termination by the executive for good reason) after demand for substantial performance is delivered in writing that specifically identifies the manner in which the Management Joint Venture believes the executive has willfully and continually failed to use reasonable best efforts to substantially perform his duties under the employment agreement; or (iii) willful misconduct that has a materially adverse effect on the Management Joint Venture or to any affiliate thereof.

Good reason generally means:

(i)      the assignment to the executive of duties materially and adversely inconsistent with the executive’s status or a material and adverse alteration in the nature of his duties and/or responsibilities, reporting obligations, titles or authority;

(ii)     a reduction in the executive’s base salary, short-term incentive-bonus range, or a failure to pay any such amounts when due;

(iii)    a failure by the Management Joint Venture to make certain payments or provide any material employee benefits as described in the employment agreement;

(iv)    the relocation of the executive’s own office location to a location that is more than 50 miles from New York, New York;

(v)     termination of the executive’s employment for cause, not effected pursuant to the employment agreement;

(vi)   the Management Joint Venture’s failure to provide the indemnification set forth in the employment agreement, or to require any successor to assume the employment agreement;

(vii)  a change in control (as defined in the employment agreement); or

(viii) notice by the Management Joint Venture to the executive indicating that it has elected not to renew or extend the term of employment.

For purposes of calculating the amounts below that relate to the full vesting of all unvested stock options and restricted stock awards, we based such calculations on the closing trading price of A$1.01 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2007 and an average 2007 exchange rate for A$:US$ of 1.20.

Glenn J. Rufrano. If Mr. Rufrano’s employment is terminated by the Management Joint Venture without cause or by Mr. Rufrano for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Rufrano’s employment agreement, Mr. Rufrano will be entitled to the following severance benefits:

•                  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2007, this cash payment would have been $2,100,000.

•                  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Rufrano, his spouse and his dependents immediately prior to the termination date. As of December 31, 2007, the estimated value of this benefit would have been $11,721.

•                  Other than in the event of a change in control (which is discussed below), the acceleration and vesting of certain stock options and restricted stock awards, such vesting to be determined as follows:

•                  with respect to time-based options, based on a proportion of the time served by Mr. Rufrano since the grant date; and

•                  with respect to performance-based options and restricted stock awards, such awards will vest in incremental amounts, up to the full vesting of such awards, if and to the extent that CPL exceeds certain performance thresholds for the period up to the last trading day of the calendar month preceding the termination date.

As of December 31, 2007, the aggregate value of this benefit would have been $0 (the closing trading price of A$1.01 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2007 is less than the option exercise price of A$8.1523, and as of December 31, 2007 we had not met the threshold performance target under the terms of the awards).

•                  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2007, the value of this benefit would have been $111,605.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $1,500,000.

In the event of a change in control, regardless of whether Mr. Rufrano elects to terminate his employment for good reason, all of Mr. Rufrano’s unvested stock options and restricted stock awards become fully vested. As of December 31, 2007, the value of this benefit would have been $111,605.

In the event that payment is made in connection with a “change in control”, such payment will be reduced to the extent it would cause Mr. Rufrano’s total termination benefits to constitute “excess” parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), subjecting Mr. Rufrano to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Rufrano’s termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

If Mr. Rufrano’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•                  Continued base salary for six months. As of December 31, 2007, this cash payment would have been $600,000.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $1,500,000.

If Mr. Rufrano’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•                  A lump sum payment equal to Mr. Rufrano’s base salary. As of December 31, 2007, this cash payment would have been $1,200,000.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $1,500,000.

Steven F. Siegel. If Mr. Siegel’s employment is terminated by the Management Joint Venture without cause or by Mr. Siegel for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Siegel’s employment agreement, Mr. Siegel will be entitled to the following severance benefits:

•                  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2007, this cash payment would have been $563,600.

•                  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Siegel, his spouse and his dependents immediately prior to the termination date. As of December 31, 2007, the estimated value of this benefit would have been $16,472.

•                  Other than in the event of a change in control (which is discussed below), the acceleration and vesting of certain stock options and restricted stock awards, such vesting to be determined as follows:

•                  with respect to time-based options, based on a proportion of the time served by Mr. Siegel since the grant date; and

•                  with respect to performance-based options and restricted stock awards, such awards will vest in incremental amounts, up to the full vesting of such awards, if and to the extent that CPL exceeds certain performance thresholds for the period up to the last trading day of the calendar month preceding the termination date.

As of December 31, 2007, the aggregate value of this benefit would have been $0 (the closing trading price of A$1.01 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2007 is less than the option exercise price of A$8.1523, and as of December 31, 2007 we had not met the threshold performance target under the terms of the awards).

•                  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2007, the value of this benefit would have been $35,181.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $532,500.

In the event of a change in control, regardless of whether Mr. Siegel elects to terminate his employment for good reason, all of Mr. Siegel’s unvested stock options and restricted stock awards become fully vested. As of December 31, 2007, the value of this benefit would have been $35,181.

In the event that payment is made in connection with a “change in control”, such payment will be reduced to the extent it would cause Mr. Siegel’s total termination benefits to constitute “excess” parachute payments under Section 280G of the Code, subjecting Mr. Siegel to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Siegel’s termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

If Mr. Siegel’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•                  Continued base salary for six months. As of December 31, 2007, this cash payment would have been $169,300.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $532,500.

If Mr. Siegel’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•                  A lump sum payment equal to Mr. Siegel’s base salary. As of December 31, 2007, this cash payment would have been $338,600.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $532,500.

Michael Carroll. If Mr. Carroll’s employment is terminated by the Management Joint Venture without cause or by Mr. Carroll for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Carroll’s employment agreement, Mr. Carroll will be entitled to the following severance benefits:

•                  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2007, this cash payment would have been $615,000.

•                  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Carroll, his spouse and his dependents immediately prior to the termination date. As of December 31, 2007, the estimated value of this benefit would have been $15,763.

•                  Other than in the event of a change in control (which is discussed below), the acceleration and vesting of certain stock options and restricted stock awards, such vesting to be determined as follows:

•                  with respect to time-based options, based on a proportion of the time served by Mr. Carroll since the grant date; and

•                  with respect to performance-based options and restricted stock awards, such awards will vest in incremental amounts, up to the full vesting of such awards, if and to the extent that CPL exceeds certain performance thresholds for the period up to the last trading day of the calendar month preceding the termination date.

As of December 31, 2007, the aggregate value of this benefit would have been $0 (the closing trading price of A$1.01 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2007 is less than the option exercise price of A$8.1523, and as of December 31, 2007 we had not met the threshold performance target under the terms of the awards).

•                  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2007, the value of this benefit would have been $44,692.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $495,000.

In the event of a change in control, regardless of whether Mr. Carroll elects to terminate his employment for good reason, all of Mr. Carroll’s unvested stock options and restricted stock awards become fully vested. As of December 31, 2007, the value of this benefit would have been $44,692.

In the event that payment is made in connection with a “change in control”, such payment will be reduced to the extent it would cause Mr. Carroll’s total termination benefits to constitute “excess” parachute payments under Section 280G of the Code, subjecting Mr. Carroll to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Carroll’s termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

If Mr. Carroll’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•                  Continued base salary for six months. As of December 31, 2007, this cash payment would have been $195,000.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $495,000.

If Mr. Carroll’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•                  A lump sum payment equal to Mr. Carroll’s base salary. As of December 31, 2007, this cash payment would have been $390,000.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $495,000.

Dean R. Bernstein. If Mr. Bernstein’s employment is terminated by the Management Joint Venture without cause or by Mr. Bernstein for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Bernstein’s employment agreement, Mr. Bernstein will be entitled to the following severance benefits:

•                  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2007, this cash payment would have been $543,600.

•                  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Bernstein, his spouse and his dependents immediately prior to the termination date. As of December 31, 2007, the estimated value of this benefit would have been $16,472.

•                  Other than in the event of a change in control (which is discussed below), the acceleration and vesting of certain stock options and restricted stock awards, such vesting to be determined as follows:

•                  with respect to time-based options, based on a proportion of the time served by Mr. Bernstein since the grant date; and

•                  with respect to performance-based options and restricted stock awards, such awards will vest in incremental amounts, up to the full vesting of such awards, if and to the extent that CPL exceeds certain performance thresholds for the period up to the last trading day of the calendar month preceding the termination date.

As of December 31, 2007, the aggregate value of this benefit would have been $0 (the closing trading price of A$1.01 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2007 is less than the option exercise price of A$8.1523, and as of December 31, 2007 we had not met the threshold performance target under the terms of the awards).

•                  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2007, the value of this benefit would have been $35,181.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $502,250.

In the event of a change in control, regardless of whether Mr. Bernstein elects to terminate his employment for good reason, all of Mr. Bernstein’s unvested stock options and restricted stock awards become fully vested. As of December 31, 2007, the value of this benefit would have been $35,181.

In the event that payment is made in connection with a “change in control”, such payment will be reduced to the extent it would cause Mr. Bernstein’s total termination benefits to constitute “excess” parachute payments under Section 280G of the Code, subjecting Mr. Bernstein to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Bernstein’s termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

If Mr. Bernstein’s employment is terminated upon his disability, he will be entitled to the following severance benefits:

•                  Continued base salary for six months. As of December 31, 2007, this cash payment would have been $169,300.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $502,250.

If Mr. Bernstein’s employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

•                  A lump sum payment equal to Mr. Bernstein’s base salary. As of December 31, 2007, this cash payment would have been $338,600.

•                  The remaining 50% of his Retention Bonus. As of December 31, 2007, this cash payment would have been $502,250.

John Braddon.    Pursuant to the terms of Mr. Braddon’s employment agreement with CPT Custodian Pty Limited (as trustee for Centro Management Services Trust and a member of the Centro Properties Group), under which he is seconded to the Management Joint Venture, generally if Mr. Braddon’s secondment is terminated and he is not placed in a suitable, comparable position, he is entitled to receive a severance package in accordance with the Centro Properties Group redundancy policy.  This redundancy policy generally provides for a severance payment of a specified number of weeks worth of salary based on length of service and age.  Such payment is provided when a restructure of staffing results in the elimination of a position and the executive is not employed in an alternate suitable position.  As of December 31, 2007, this payment would have been $14,103.  In the event of Mr. Braddon’s death or total and permanent disability he is entitled to a payment in the amount of a multiple of his base salary based on his age.  As of December 31, 2007, this payment would have been $916,667.  In addition, Mr. Braddon’s employment may be terminated by either party with four weeks written notice or with payment in lieu of notice for some or all of the notice period.  Such notice is not required if Mr. Braddon’s employment is terminated for cause.

John B. Roche.  In July 2007, Mr. Roche terminated his employment for “good reason” per the terms of his employment agreement with New Plan, following which the parties entered into a non-competition and confidentiality agreement.  In consideration for abiding by the terms and restrictions as set forth in such agreement, and executing and not revoking a waiver and release, in January 2008 Mr. Roche was paid $1,367,500 and any remaining unused and accrued vacation time as of his termination date.  Such separation payment was paid in full in January 2008 and no further compensation or benefits are owed to Mr. Roche.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We are not required to and do not maintain a compensation committee at this time nor do we have, as previously discussed above, a board of directors, board of managers or other similar governing body.  Prior to the Merger and Liquidation, the New Plan executive compensation and stock option committee was comprised of Gregory White, Matthew Goldstein and Nina Matis up to the time of the Merger and Liquidation.  None of these individuals were, or ever have been, employees of New Plan or any of its subsidiaries. No interlocking relationship existed between Mr. White, Mr. Goldstein or Ms. Matis and any member of any other company’s board of directors, board of trustees or executive compensation and stock option committee during that period.

COMPENSATION COMMITTEE REPORT

We are not required to and do not maintain a compensation committee at this time nor do we have, as previously discussed above, a board of directors, board of managers or other similar governing body.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2008 Super LLC, our sole and managing member, owned all of our membership interests, therefore, no securities were owned by the management.  Super LLC’s membership interests are held by six holders.  The following table sets forth certain information as to the beneficial ownership, as of March 31, 2008, of membership interests in Super LLC.  Each holder had, as of March 31, 2008, sole voting and investment power with respect to such membership interests.

Name and Business Address of Beneficial Owners (1)	Number of Membership Units Beneficially Owned (2)	Percentage of Aggregate Outstanding Membership Units
Centro Watt America REIT 17A, Inc. (3)	781,621,629 Class A Membership Interests	32.10%
Centro Super Residual 1 LLC (4)	436,832,396 Class B Membership Interests	17.94%
Centro Super Residual 2 LLC (5)	398,309,775 Class C Membership Interests	16.36%
Centro Super Residual 4 LLC (6)	1 Class D Membership Interest	0.00%
Centro New Plan Inc. (7)	400,000,000 Class E Membership Interests	16.43%
Centro Watt America REIT 15A, Inc. (8)	418,450,806 Class I Membership Interests	17.17%

(1)   The business address of each beneficial owner is 420 Lexington Avenue, New York, New York 10170.

(2)   Each class of membership interest tracks to identified pools of assets of which the owners of the class of membership interests are allocated all profits, losses and distributions resulting from such pool of assets.

(3)   Centro Watt America REIT 17A, Inc. is a wholly-owned, indirect subsidiary of Centro Retail Trust.

(4)   Centro Super Residual 1 LLC is a wholly-owned, indirect subsidiary of Centro Retail Trust.

(5)   Centro Super Residual 2 LLC is a wholly-owned, indirect subsidiary of CPT Manager Limited, as responsible entity of Centro Property Trust.

(6)   Centro Super Residual 4 LLC is a wholly-owned, indirect subsidiary of CPT Manager Limited, as responsible entity of Centro Property Trust.

(7)   Centro New Plan Inc. is a wholly-owned, indirect subsidiary of Centro Properties Limited.

(8)   Centro Watt America REIT 15A, Inc. is a wholly-owned, indirect subsidiary of Centro Retail Trust.

The Company does not have any securities that are authorized for issuance under equity compensation plans.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Loans by our Predecessor to Certain Executive Officers

The following unsecured loans were made by our predecessor over a number of years to assist certain of its executive officers in their purchase of common shares of our predecessor, and each loan was repaid during 2007:

•         In July 1997, our predecessor advanced a loan totaling $95,062 to Dean Bernstein, its Senior Vice President Acquisitions/Dispositions.

•         In June 1994 and July 1997, our predecessor advanced loans totaling $111,881 to Steven F. Siegel, its Executive Vice President, General Counsel and Secretary.

The Residual Joint Venture

In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the Residual Joint Venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties with an approximate value of $396.0 million, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture.  In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties with an approximate value of $605.0 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to the Residual Joint Venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture.   Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture to us such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.

On March 28, 2008, we executed the Contribution Agreement.  The Contribution Agreement was released from escrow and became effective as of March 30, 2008. Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including BPR LLC) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.

Property Management Agreements

In connection with the Management Services Assumption, on March 28, 2008, we executed three property management agreements (collectively, the “Property Management Agreements”) with a wholly owned subsidiary of the Management Joint Venture to memorialize the prior agreement under which the Management Joint Venture has been managing our properties.  Pursuant to the Exclusive Global Leasing and Management Agreement (Non-Contracted) by and between us and Centro Super Management Joint Venture, LLC (“Super Management JV2”) (the “Non-Contracted Agreement”), we contracted for Super Management JV2 to manage all of our properties not subject to other management agreements as of March 28, 2008.  Pursuant to the Exclusive Global Subcontract Agreement (Related Party) by and between us and Super Management JV2 (the “Related Party Agreement”), we subcontracted all of our obligations pursuant to management agreements governing all of our properties that were subject to management agreements with us or our affiliates as of March 28, 2008 to Super Management JV2.  Pursuant to the Exclusive Global Subcontract Agreement (Third Party) by and between us and Super Management JV2 (the “Third Party Agreement”), we subcontracted all of our obligations pursuant to management agreements governing all of our properties that were subject to management agreements with third parties as of March 28, 2008 to Super Management JV2.

The term of each Property Management Agreement extends indefinitely and can be by us cancelled on a project by project basis.  The services to be provided by Super Management JV2 pursuant to each Property Management Agreement (subject, with respect to the Related Party Agreement and the Third Party Agreement, to the scope of the underlying agreements being subcontracted), include the operation, management, supervision, maintenance and leasing of properties, as well as the maintenance of books and records and advisory services regarding tax and insurance matters.  Pursuant to the Property Management Agreements, we have agreed to reimburse Super Management JV2 for all direct and indirect costs and expenses incurred by Super Management JV2 in carrying out the duties imposed on Super Management JV2 by the terms of the Property Management Agreements.  Pursuant to the Non-Contracted Agreement, we have agreed to pay Super Management JV2, over and above costs and expenses, an annual fee of 4.5% of the gross revenues (rentals as collected), plus certain leasing commissions for each new lease entered into.  Pursuant to each of the Related Party Agreement and the Third Party Agreement, we have agreed to pay Super Management JV2, over and above costs and expenses, an annual fee of 5% of its costs and expenses.  Note that for accounting purposes, the Management Services Assumption has not been reflected as occurring immediately after the date of the Merger, but will be reflected as occuring on March 28, 2008.

POLICY AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

All decisions regarding actions to be taken by the Company (other than day-to-day operations, which are managed by the Management Joint Venture), including related party transactions, must be approved by all of the members of our parent, Super LLC.  Such members are subject to related party transactions policies of their ultimate parents, and submit such transactions to the appropriate persons under such policies in Australia for approval.

INDEPENDENCE OF DIRECTORS

As a result of the transactions described under Item 1 of this Annual Report on Form 10-K, we no longer have a board of directors.

Item 14          Principal Accountant Fees and Services

RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have been working to finalize the amount of the goodwill impairment charge reported in this Annual Report in order to have our audit completed.  As a result of our inability to complete the work necessary to finally determine the amount of the impairment charge, we are filing this Annual Report on Form 10-K without the Audit Report.  Filing this Annual Report without the Audit Report will mean that we are not in compliance with a covenant in one of the indentures governing certain of our outstanding notes.  We intend to cure this noncompliance by filing an Amendment to this Annual Report on Form 10-K which will include the Audit Report prior to the expiration of the cure period provided in such indenture.

PricewaterhouseCoopers LLP has been selected to serve as our independent registered public accounting firm for the current fiscal year.

For services rendered to us and our predecessor during, or in connection with, the period from April 5, 2007 through December 31, 2007, the period from January 1, 2007 through April 4, 2007, and the fiscal year ended December 31, 2006, as applicable, PricewaterhouseCoopers LLP billed the following fees:

	Company	Predecessor
	Period from April 5, 2007 through December 31, 2007	Period from January 1, 2007 through April 4, 2007	2006
Audit Fees	$478,900	$157,775	$689,684

Audit-Related Fees	$372,960	$74,360	$61,243

Tax Fees	$0	$0	$0

All Other Fees	$0	$0	$0

Audit Fees for the period from April 5, 2007 through December 31, 2007 included bills for services rendered in connection with our filing of a Current Report on Form 8-K in August 2007 regarding the formation of NP Residual Holding ($25,150).

Audit-Related Fees for the period from April 5, 2007 through December 31, 2007 included bills for services rendered in connection with accounting consultations regarding the purchase accounting associated with the Merger.

Audit Fees for the period from January 1, 2007 through April 4, 2007 included bills for services rendered in connection with our predecessor’s filing of a Schedule 14F-1 in March 2007 ($6,525).

Audit-Related Fees for the period from January 1, 2007 through April 4, 2007 included bills for services rendered in connection with consultations regarding the impact on our predecessor’s financial statements of its 2007 Long-Term Out-Performance Compensation Plan (the “2007 OPP Plan”) and long-term incentive compensation awards made under the 2007 OPP Plan to our predecessor’s executive officers ($6,727), accounting consultations regarding the formation of a new opportunity fund ($7,479), accounting consultations regarding the valuation of our predecessor’s convertible debt ($31,550) and accounting consultations regarding the impact of the Merger ($28,604).

Audit Fees for 2006 included bills for services rendered in connection with our predecessor’s filing of a shelf registration statement in April 2006 ($7,208), our predecessor’s Rule 144A convertible debt offering, and filing of a related Current Report on Form 8-K, in September 2006 ($85,581), and our predecessor’s filing of a shelf registration statement in November 2006 registering the resale of its previously issued convertible senior notes and the shares of its common stock issuable upon conversion of the convertible senior notes ($10,995).

Audit-Related Fees for 2006 included bills for services rendered in connection with consultations regarding the impact on our predecessor’s financial statements of its 2006 Long-Term Out-Performance Compensation Plan (the “OPP Plan”) and long-term incentive compensation awards made under the OPP Plan to our predecessor’s executive officers ($33,173), accounting consultations in connection with a potential transaction ($4,712), and accounting consultations regarding the impact on our predecessor’s financial statements of its captive insurance program ($23,358).

In addition to the foregoing, PricewaterhouseCoopers LLP billed an aggregate of approximately $300,000, $100,000 and $123,400 for the period from April 5, 2007 through December 31, 2007, the period from January 1, 2007 through April 4, 2007, and the fiscal year ended December 31, 2006, respectively, for audit and other services provided with respect to such periods to certain joint ventures in which we, or our predecessor, as applicable, have or had, equity interests.

Prior to the consummation of the transactions described in Item 1 of this Annual Report on Form 10-K, all audit and audit-related services were pre-approved by the audit committee of our predecessor, either pursuant to the audit committee’s Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence from the Company.

Pre-Approval Policies and Procedures

As a result of the transactions described in Item 1 of this Annual Report on Form 10-K, we no longer have an audit committee.  All decisions regarding actions to be taken by the Company (other than day-to-day operations, which are managed by the Management Joint Venture), including accounting and auditing related pre-approval matters, must be approved by all of the members of our parent, Super LLC.  Such members are subject to pre-approval policies and procedures of their ultimate parents, and submit such transactions to the appropriate persons under such policies (and in compliance with such procedures) in Australia for approval.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

1.     Financial Statements.

The response to this portion of Item 15 is submitted at item 8.

2.     Financial Statement Schedules.

The response to this portion of Item 15 is submitted at item 8.

3.     Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b).  The required exhibit index has been filed with the exhibits.

(b)  Exhibits.  The following documents are filed as exhibits to this report:

*2.1

Agreement and Plan of Merger, dated February 27, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Centro NP LLC, Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor’s Current Report on Form 8-K, filed on March 2, 2007.

*2.2

First Amendment to Agreement and Plan of Merger, dated as of April 19, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Super IntermediateCo LLC (now known as Centro NP LLC), Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor’s Current Report on Form 8-K, filed on April 20, 2007.

*2.3

Assignment and Assumption Agreement, dated as of April 20, 2007, by and between New Plan Excel Realty Trust, Inc. and Super IntermediateCo LLC (now known as Centro NP LLC)., filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*3.1

Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of February 26, 2007, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*3.2

Articles of Amendment of Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of May 3, 2007, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*3.3

Second Amended and Restated Limited Liability Company Agreement of Centro NP LLC, dated as of June 5, 2007, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.1

Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust’s Registration Statement on Form S-3, File No. 33-61383.

*4.2

First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*4.3

Senior Securities Indenture, dated as of February 3, 1999, among the Predecessor, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K dated February 3, 1999.

*4.4

Supplemental Indenture, dated as of December 17, 2004, by and between the Predecessor and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Predecessor, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K dated December 22, 2004.

*4.5

Senior Securities Indenture, dated as of January 30, 2004, by and between the Predecessor and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K dated February 5, 2004.

*4.6

First Supplemental Indenture, dated as of September 19, 2006, between the Predecessor and U.S. Bank Trust National Association, as trustee, filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K, filed on September 19, 2006.

*4.7

Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.8

Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.9

Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC), New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.10

Indenture, dated as of May 4, 2007, by and among Centro NP LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.11

Supplemental Indenture, dated as of May 4, 2007, by and among Centro NP LLC and U.S. Bank Trust National Association, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Predecessor’s Registration Statement on Form S-8, File No. 333-65221. †

*10.2	Amended and Restated 1993 Stock Option Plan of the Predecessor, dated May 28, 1998, filed as Exhibit 4.1 to the Predecessor’s Registration Statement on Form S-8, File No. 333-65223. †

*10.3

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated September 28, 1998, filed as Exhibit 10.4 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.4

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated February 8, 1999, filed as Exhibit 10.5 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.5	Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated

April 21, 1999, filed as Exhibit 10.4 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999. †

*10.6

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated February 17, 2000, filed as Exhibit 10.5 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999. †

*10.7

Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, dated May 10, 1996, filed as Exhibit 10.8 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.8

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, dated September 28, 1998, filed as Exhibit 10.9 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998. †

*10.9

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, dated February 17, 2000, filed as Exhibit 10.8 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999. †

*10.10

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, effective as of May 24, 2000, filed as Exhibit 10.6 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. †

*10.11	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Predecessor’s Registration Statement on Form S-8, File No. 333-65221. †

*10.12

2003 Stock Incentive Plan of the Predecessor, as amended and restated effective July 14, 2005, filed as Exhibit 10.7 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †

*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K, dated February 18, 2005. †

*10.14	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. †

*10.15	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K, dated February 18, 2005. †

*10.16	Out-Performance Compensation Plan, effective as of February 27, 2006, filed as Exhibit 10.1 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. †

*10.17

Revolving Credit Agreement, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC), Bank of America, N.A., as administrative agent, Banc of America Securities LLC, and the lenders party thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.18

Guaranty, dated as April 20, 2007, by and among each of the subsidiaries of Super IntermediateCo LLC (now known as Centro NP LLC) listed on Schedule I thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.19

First Amendment to Revolving Credit Agreement, dated as of June 14, 2007, by and among Centro NP LLC, Bank of America, N.A., as administrative agent, and the lenders party thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.20

Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger, and Banc of America Securities LLC, as Sole Book Manager, dated as of July 31, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 6, 2007.

*10.21

Guaranty Agreement, dated as of July 31, 2007, by CPT Manager Limited, ABN 37054494307, as responsible entity of the Centro Property Trust and Centro Properties Limited, ABN 45078590682, in favor of Bank of America, N.A, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 6, 2007.

*10.22

Guaranty, dated as of July 31, 2007, by and among each of the Subsidiaries listed on Schedule I thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 6, 2007.

*10. 23

First Amendment to Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of December 16, 2007, filed as Exhibit 10.1 to Company’s Current Report on Form 8-K, dated December 18, 2007.

*10.24

Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Predecessor, filed as Exhibit 10.23 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.25

Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Predecessor, filed as Exhibit 10.26 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.26

Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Predecessor, filed as Exhibit 10.27 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.27	Agreement, dated June 24, 2003, by and between the Predecessor and Steven F. Siegel, filed as Exhibit 10.1 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. †

*10.28

Stock Option Agreement, dated as of February 23, 2000, by and between the Predecessor and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K, dated March 9, 2000. †

*10.29

Stock Option Agreement, dated as of February 23, 2000, by and between the Predecessor and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Predecessor’s Current Report on Form 8-K, dated March 9, 2000. †

*10.30

Contribution, Distribution and Assumption Agreement, dated as of August 15, 2007, by and among New Plan of Elk Grove, LLC, New Plan Property Holding Company, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, Excel Realty Trust — NC, NC Properties #1, LLC, NC Properties #2, LLC, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan STH Upper Tier II Company, CA New Plan Asset Partnership IV, LP, CA New Plan Asset

LLC, CA New Plan VI, Excel Realty Trust — ST, LLC, New Plan Florida Holdings, LLC, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, New Plan Acquisition Company, LLC, Centro NP LLC, Super LLC and Centro NP Residual Holding LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 21, 2007.

*10.31

Contribution, Distribution and Assignment Agreement (the “Agreement”), dated as of November 30, 2007, by and among New Plan of Illinois, LLC, New Plan Property Holding Company, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan STH Upper Tier II Company, Excel Realty Partners, L.P., New Plan DRP Trust, New Plan ERP Limited Partner Company, NP of Tennessee, LP, New Plan of Tennessee, LLC, NPTN, Inc., CA New Plan Asset Partnership IV, LP, CA New Plan Asset LLC, CA New Plan VI, CA New Plan Texas Assets, L.P., CA New Plan Texas Assets, LLC, CA New Plan IV, ERT Development Corporation, Excel Realty Trust — ST, LLC, New Plan Florida Holdings, LLC, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, Clearwater Mall, LLC, HK New Plan Exchange Property Owner IV, LLC, HK New Plan Exchange Property Holdings IV, LLC, New Plan Realty Trust, LLC, New Plan Pennsylvania Holdings, LLC, Centro NP LLC, Super LLC, and Centro NP Residual Holding LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 6, 2007.

*10.32

Letter Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of February 14, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 14, 2008.

*10.33

Contribution, Distribution and Assignment Agreement, dated as of March 28, 2008, among Super LLC, Centro NP LLC, Centro NP Residual Holding LLC and certain of the Company’s wholly owned subsidiaries, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.34

Distribution, Contribution, Assignment and Assumption Agreement among Centro NP LLC, Super LLC, Centro New Plan Inc., Centro US Management Joint Venture, LP and Centro US Employment Company, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.35

Exclusive Global Leasing and Management Agreement (Non-Contracted) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.36

Exclusive Global Subcontract Agreement (Third Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.37

Exclusive Global Subcontract Agreement (Related Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.38

Letter Agreement, dated as of March 28, 2008, among Super LLC, JPMorgan Chase Bank, N.A., as agent, and certain other parties, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

10.39	Employment Letter, dated May 11, 2007, from Centro Properties Group to John Braddon.†

10.40	Offer of Employment, dated November 23, 2005, from Centro Properties Group to John Braddon.†

10.41	Non-competition and Confidentiality Agreement, dated July 2, 2007, by and between Centro NP LLC and John B. Roche.†

10.42	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Glenn J. Rufrano.†

10.43	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Dean Bernstein.†

10.44	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Steven Siegel.†

10.45	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Carroll.†

10.46	Centro Properties Group Executive Option Plan.†

10.47	Centro Properties Group Employee Security Plan.†

10.48	Form of Centro Properties Group Application for Options.†

10.49	Form of Centro Properties Group Offer to Participate in an Issuance of Options.†

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated herein by reference as above indicated.

†                 Denotes a management contract or compensatory plan, contract or arrangement.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
1.	CONSOLIDATED STATEMENTS

	Management’s Report on Internal Control Over Financial Reporting	F-2

	Consolidated Balance Sheets December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, the years ended December 31, 2006 and 2005

F-4

Consolidated Statements of Changes in Members’ Capital / Stockholders’ Equity for the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, the years ended December 31, 2006 and 2005

F-5

	Consolidated Statements of Cash Flows for the period April 5, 2007 to December 31, 2007 the Period January 1, 2007 to April 4, 2007 and the years ended December 31, 2006 and 2005	F-7

	Notes to Consolidated Financial Statements	F-9

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

	Schedule II – Valuation and Qualifying Accounts	F-56

	Schedule III – Real Estate and Accumulated Depreciation	F-57

	Schedule IV – Mortgage Loans on Real Estate	F-65

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that the following deficiency in our internal control over financial reporting constitutes a material weakness in our internal control over financial reporting as of December 31, 2007:

Insufficient internal controls relating to our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  Management believes that the principal issues surrounding this weakness related to the integration activities that we undertook following the Merger and Liquidation described in the accompanying Annual Report on Form 10-K.  While this material weakness did not result in any improper accounting by us, management is committed to remedying this deficiency.  Management plans to remedy this deficiency by instituting additional internal controls that will require our property manager to report a greater range of activities to our accounting and legal functions.

This Annual Report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Unaudited, in thousands, except fractions, percentages and par value amounts)

	Company	Predecessor
	December 31, 2007	December 31, 2006
ASSETS
Real estate:
Land	$1,200,343	$724,596
Buildings and improvements	2,764,677	2,841,158
Accumulated depreciation and amortization	(60,590)	(430,207)
Net real estate	3,904,430	3,135,547
Real estate held for sale	425	28,649
Cash and cash equivalents	34,706	7,916
Restricted cash	26,417	23,662
Marketable securities	6,774	5,847
Receivables:
Trade, net of allowance for doubtful accounts of $20,480 and $19,386 as of December 31, 2007 and 2006, respectively	24,584	29,422
Deferred rent, net of allowance of $131 and $1,702 as of December 31, 2007 and 2006, respectively	6,804	32,169
Other, net	32,876	22,582
Mortgages and notes receivable	3,397	4,412
Prepaid expenses and deferred charges	19,250	47,550
Investments in / advances to unconsolidated ventures	475,605	91,401
Intangible assets, net of accumulated amortization of $99,201 and $19,754 as of December 31, 2007 and 2006, respectively	784,385	88,256
Goodwill	350,437	—
Other assets	32,716	17,486
Total assets	$5,702,806	$3,534,899

LIABILITIES AND MEMBERS’ CAPITAL / STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $13,426 and $11,563 as of December 31, 2007 and 2006, respectively	$451,675	$448,910
Notes payable, net of unamortized premium (discount) of $30,465 and $(5,911) as of December 31, 2007 and 2006, respectively	860,681	1,166,950
Credit facilities	488,288	191,000
Capital leases	30,902	27,500
Dividends payable	—	37,529
Other liabilities	529,061	150,585
Tenant security deposits	9,754	10,203
Total liabilities	2,370,361	$2,032,677

Minority interest in consolidated partnership and joint ventures	86,210	57,485

Commitments and contingencies	—	—

Member’s capital / stockholders’ equity:
Preferred stock, $0.01 par value, 0 and 25,000 shares authorized at December 31, 2007 and 2006, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 0 and 150 shares issued and outstanding at December 31, 2007 and 2006, respectively; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 0 and 800 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	10
Common stock, $0.01 par value, 0 and 250,000 shares authorized at December 31, 2007 and 2006, respectively; 0 and 103,420 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	1,034
Additional paid-in capital	—	2,009,705
Member’s capital	3,734,387	—
Accumulated other comprehensive loss	(1,196)	(10,850)
Accumulated distributions in excess of net income	(486,956)	(555,162)
Total members’ capital / stockholders’ equity	3,246,235	1,444,737
Total liabilities and members’ capital / stockholders’ equity	$5,702,806	$3,534,899

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

For the years ended December 31, 2007, 2006 and 2005

 (Unaudited, in thousands, except per share amounts)

	Company	Predecessor
	Period from April	Period from January 1,
	5, through December 31, 2007	through April 4, 2007	December 31, 2006	December 31, 2005
Revenues:
Rental income	$311,138	$92,455	$336,475	$359,372
Percentage rents	2,463	2,169	4,903	5,811
Expense reimbursements	79,115	27,730	101,512	97,728
Fee income	21,952	8,832	16,660	10,957
Total revenues	414,668	131,186	459,550	473,868

Operating expenses:
Operating costs	60,635	22,012	73,093	75,595
Real estate taxes	48,113	17,210	59,762	64,492
Depreciation and amortization	189,063	25,841	89,048	89,831
Provision for doubtful accounts	3,141	3,277	7,949	11,167
Impairment of real estate	27,775	—	—	859
Impairment of goodwill	475,175	—	—	—
General and administrative	20,538	51,932	28,674	26,359
Total operating expenses	824,440	120,272	258,526	268,303

Income before real estate sales, minority interest and other income and expenses	(409,772)	10,914	201,024	205,565

Other income and expenses:
Interest, dividend, and other income	4,724	1,524	4,016	4,219
Equity in income of unconsolidated ventures	2,576	974	5,143	4,046
Interest expense	(78,802)	(26,845)	(94,202)	(118,043)
Minority interest in income of consolidated partnership and joint ventures	(5,956)	(297)	(745)	(5,953)

(Loss) income from continuing operations	(487,230)	(13,730)	115,236	89,834

Discontinued operations:
Income from discontinued operations (Note 7)	274	3,121	19,980	29,582

(Loss) income before gain on sale of real estate	(486,956)	(10,609)	135,216	119,416

Gain on sale of real estate	—	—	1	186,908

Net (loss) income	$(486,956)	$(10,609)	$135,217	$306,324

Preferred dividends	—	(12,079)	(21,966)	(21,888)
Net (loss) income available to common stock - basic	—	(22,688)	113,251	284,436
Minority interest in income of consolidated partnership	—	297	745	5,070
Net income (loss) available to common stock - diluted	—	$(22,391)	$113,996	$289,506

Basic earnings (loss) per common share:
Income (loss) from continuing operations	—	$(0.25)	$0.88	$2.46
Discontinued operations	—	0.03	0.21	0.29
Basic earnings (loss) per share	—	$(0.22)	$1.09	$2.75

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	—	$(0.23)	$0.85	$2.43
Discontinued operations	—	0.03	0.20	0.28
Diluted earnings (loss) per share	—	$(0.20)	$1.05	$2.71

Average shares outstanding – basic	—	103,355	104,102	103,393
Average shares outstanding – diluted	—	109,558	108,814	106,834

Dividends per common share (1)	—	$0.6250	$1.25	$4.45

Other comprehensive income/(loss):
Net (loss) income	$(486,956)	$(10,609)	$135,217	$306,324
Realized/unrealized (loss) gain on available-for-sale securities	(1,196)	512	259	(420)
Unrealized gains (loss) on deferred compensation	—	(168)	131	39
Realized gain (loss) on interest hedges, net	—	359	1,435	(11,157)
Unrealized gain (loss) on interest risk hedges, net	—-	166	(4,601)	8,495
Comprehensive (loss) income	$(488,152)	$(9,740)	$132,441	$303,281

(1)   For the year ended December 31, 2005, amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 16).

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL / STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(Unaudited, in thousands)

			Shares of Beneficial Interest/		Additional	Accumulated Other	Accumulated Distributions	Total Members’ Capital /
	Preferred Stock		Common Stock		Paid-in	Comprehensive	in Excess of	Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Net Income	Equity
Predecessor
Balance at December 31, 2004	950	$10	102,845	$1,028	$2,005,977	$(5,031)	$(361,823)	$1,640,161
Net income	—	—	—	—	—	—	306,324	306,324
Dividends (1)	—	—	—	—	—	—	(482,973)	(482,973)
Exercise of stock options	—	—	487	5	8,677	—	—	8,682
Forfeiture of equity award	—	—	(11)	—	(295)	—	—	(295)
Shares repurchased and retired	—	—	(2)	—	(47)	—	—	(47)
Employee loans	—	—	—	—	119	—	—	119
Dividend Reinvestment Plan	—	—	919	9	21,739	—	—	21,748
Stock incentive grants	—	—	67	—	239	—	—	239
Option grant	—	—	—	—	(161)	—	—	(161)
Redemption of limited partner units for shares of common stock	—	—	—	—	(161)	—	—	(161)
Realized/unrealized holding loss on marketable securities	—	—	—	—	—	(420)	—	(420)
Unrealized gains on deferred compensation, net	—	—	—	—	—	39	—	39
Realized loss on interest risk Hedges, net	—	—	—	—	—	(11,157)	—	(11,157)
Unrealized gain on interest risk hedges, net	—	—	—	—	—	8,495	—	8,495
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	793	—	—	793

Balance at December 31, 2005	950	10	104,305	1,042	2,036,880	(8,074)	(538,472)	1,491,386
Net income	—	—	—	—	—	—	135,217	135,217
Dividends	—	—	—	—	—	—	(151,907)	(151,907)
Exercise of stock options	—	—	509	5	8,357	—	—	8,362
Forfeiture of equity award	—	—	(1)	—	—	—	—	—
Shares repurchased and retired	—	—	(1,870)	(18)	(50,127)	—	—	(50,145)
Employee loans	—	—	—	—	115	—	—	115
Dividend Reinvestment Plan	—	—	302	3	7,509	—	—	7,512
Stock incentive grants	—	—	57	1	179	—	—	180
Option grant	—	—	—	—	2,630	—	—	2,630
Redemption of limited partner units for shares of common stock	—	—	118	1	3,295	—	—	3,296
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	259	—	259

Unrealized gain on deferred compensation, net	—	—	—	—	—	131	—	131
Realized gain on interest risk hedges, net	—	—	—	—	—	1,435	—	1,435
Unrealized loss on interest risk hedges, net	—	—	—	—	—	(4,601)	—	(4,601)
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	867	—	—	867

Balance at December 31, 2006	950	10	103,420	1,034	2,009,705	(10,850)	(555,162)	1,444,737
Net loss	—	—	—	—	—	—	(10,609)	(10,609)
Dividends	—	—	—	—	—	—	(38,957)	(38,957)
Exercise of stock options	—	—	36	—	693	—	—	693
Dividend Reinvestment Plan	—	—	67	1	1,839	—	—	1,840
Stock incentive grants	—	—	115	1	44	—	—	45
Option grant	—	—	—	—	17,879	—	—	17,879
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	347	—	347
Unrealized loss on deferred Compensation net	—	—	—	—	—	(170)	—	(170)
Realized gain/loss on interest risk hedges net	—	—	—	—	—	(358)	—	(358)
Unrealized gain/loss on interest risk hedges net	—	—	—	—	—	(1)	—	(1)
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	229	—	—	229
Balance at April 4, 2007	950	$10	103,638	$1,036	$2,030,389	$(11,032)	$(604,728)	$1,415,675

	Member’s Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Member’s Capital / Stockholders’ Equity

Company
Balance at April 5, 2007 (2)	$3,597,802	$—	$—	$3,597,802
Contribution/(distribution) by members, net	1,137,049	—	—	1,137,049
Distributions of assets (3)	(490,227)	—	—	(490,227)
Distributions of assets to Parent (3)	(510,237)	—	—	(510,237)
Net loss	—	—	(486,956)	(486,956)
Realized/unrealized holding loss on marketable securities	—	(1,196)	—	(1,196)

Balance at December 31, 2007	$3,734,387	$(1,196)	$(486,956)	$3,246,235

(1)          Amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 16).

(2)          Recorded in connection with the Merger discussed in Note 1.

(3)          Transactions relating to the Residual Joint Venture.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(Unaudited, in thousands)

	Company	Predecessor
	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(486,956)	$(10,609)	$135,219	$306,324
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	189,321	25,897	92,060	95,137
Amortization of net premium/discount on mortgages and notes payable	(6,442)	(690)	(2,534)	(7,164)
Amortization of deferred debt and loan acquisition costs	1,818	1,891	2,483	3,895
Amortization of stock options	—	17,961	2,711	2,372
(Gain) loss on swaps	(6,911)	292	1,929	599
Amortization of asset retirement obligations	41	15	306	—
Amortization of below market leases	(49,521)	(847)	(1,993)	(210)
Gain on sale of real estate and securities, net	—	—	—	(186,907)
(Gain) loss on sale of discontinued operations	—	(2,122)	(14,650)	(17,789)
Minority interest in income of partnership	5,956	297	745	5,954
Impairment of real estate assets	27,775	—	907	859
Impairment of goodwill	475,175	—	—	—
Equity in income of unconsolidated ventures	(1,754)	(974)	(5,143)	(4,045)
Distributions of income from unconsolidated ventures	883	2,203	5,879	3,812
Changes in operating assets and liabilities, net:
Change in restricted cash	(7,429)	4,673	(3,456)	2,472
Change in trade receivables	1,157	(5,171)	(8,671)	10,302
Change in deferred rent receivables	(7,758)	(1,490)	(2,458)	(3,819)
Change in other receivables	(2,089)	(7,726)	2,556	(6,513)
Change in other liabilities	(17,589)	19,582	1,565	16,822
Change in tenant security deposits	1,574	(255)	(438)	(906)
Change in sundry assets and liabilities	(33,301)	10,469	2,140	1,171
Net cash provided by operating activities	83,950	53,396	209,157	222,366

Cash flows from investing activities:
Payment for purchase of Predecessor	(3,857,641)	—	—	—
Real estate acquisitions and building improvements	(188,943)	(53,543)	(125,332)	(150,885)
Acquisition, net of cash and restricted cash received	(59,450)	(27,014)	(145,419)	(186,856)
Proceeds from real estate sales, net	16,340	4,404	120,961	1,060,456
Repayments of mortgage notes receivable, net	95	3,787	(3,617)	11,800
Advances for mortgages notes receivable	(2,640)	—	—	—
Leasing commissions paid	(2,106)	(2,730)	(10,059)	(11,405)
Purchase of intangible assets	(530)	—	—	—
Cash paid for asset management fee stream	—	—	—	(18,500)
Cash paid for property management rights	—	—	—	(22,251)
Cash from joint venture consolidation	—	14	68	—
Cash paid for joint venture interest	—	—	—	(5,441)
Proceeds from sale of joint venture interest	—	—	—	11,400
Capital contributions to unconsolidated joint ventures	(6,040)	(1,328)	(8,295)	(57,663)
Distributions of capital from unconsolidated ventures	355,509	1,442	16,884	5,450
Net cash (used in) provided by investing activities	(3,745,406)	(74,968)	(154,809)	636,105

Cash flows from financing activities:
Cash paid to redeem limited partnership units	(10,926)	—	(554)	—
Principal payments of mortgages and notes payable	(55,383)	(10,017)	(35,382)	(139,490)
Proceeds from public debt offering, net	—	529	198,000	349,044
Loan from Centro Property Trust	303,400	—	—	—
Redemption of convertible notes payable	(375,133)	—	—	—
Repayment of public debt	—	—	—	(350,000)
Cash paid to settle swap agreement	—	—	—	(11,945)
Capital contribution from member	4,313,431	—	—	—
Proceeds from credit facility borrowing	684,985	85,000	220,000	490,000
Repayment of credit facility	(442,185)	(7,000)	(244,000)	(721,000)
Repayment of secured term loan	(150,000)	—	—	—
Financing fees	(500)	—	(4,242)	(4,172)
Distributions paid to minority partners	(4,462)	(2,134)	(3,942)	(7,514)
Distribution to members	(545,765)	—	—	—

Dividends paid	(38,957)	(37,597)	(151,354)	(492,051)
Proceeds from exercise of stock options	—	693	8,262	8,685
Repayment of loans receivable for the purchase of common stock	—	—	115	119
Cash paid for repurchase of common stock	—	—	(50,145)	—
Proceeds from dividend reinvestment plan	—	1,839	7,608	21,763
Net cash provided by (used in) financing activities	3,678,505	31,313	(55,634)	(856,561)

Net increase (decrease) in cash and cash equivalents	17,049	9,741	(1,286)	1,910

Cash and cash equivalents at beginning of year	17,657	7,916	9,202	7,292
Cash and cash equivalents at end of year	$34,706	$17,657	$7,916	$9,202

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest, net of amounts capitalized	$70,850	$22,598	$112,121	$125,970
Capitalized interest	10,550	4,474	11,838	8,485
State and local taxes paid	2,540	145	420	70
Mortgages assumed, net	—	—	43,613	27,797
Partnership units issued in acquisition	—	—	4,770	29,547
Distribution of entity interest to parent (1)	510,237	—	—	—
Contribution of entity interest to Centro NP Residual Holding LLC	490,227	—	—	—
Partnership units issued in connection with joint venture	6,700	—	—	—
Fair value of assets acquired (2)	6,270,330	—	—	—
Cash paid for stock (2)	3,857,556	—	—	—
Liabilities assumed (2)	2,412,773	—	—	—

(1)  Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC discussed in Note 10.

(2)  Recorded in connection with the Merger discussed in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                     Merger and Liquidation

Merger Transaction

On February 27, 2007, New Plan Excel Realty Trust, Inc. (“New Plan”), and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, was the general partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centro NP LLC (formerly Super IntermediateCo LLC) (“Centro NP”), Super MergerSub Inc. (“MergerSub”), and Super DownREIT MergerSub LLC (“Super REIT MergerSub” and together with Centro NP and MergerSub, the “Buyer Parties”).  The Buyer Parties are affiliates of Centro Properties Group, an Australian publicly traded real estate company (“Centro”).  Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the “Offer”) to purchase all outstanding shares of common stock, par value $0.01 per share (“Common Stock”), of New Plan at a price of $33.15 per share, net to the holders thereof, in cash (the “Offer Price”).  The Offer, as supplemented by a subsequent offering period, expired at 12:00 midnight, New York City time, on Wednesday, April 18, 2007.  On April 5, 2007, following the expiration of the initial offering period of the Offer, MergerSub accepted for payment, and purchased, all of the approximately 69,105,909 shares of Common Stock, representing approximately 66.7% of the outstanding shares of Common Stock, that had been validly tendered in the initial offering period of the Offer.  On April 19, 2007, following the expiration of the subsequent offering period of the Offer, MergerSub accepted for payment, and purchased, all of the approximately 22,096,621 shares of Common Stock, which, together with the shares purchased in the initial offering period, represented approximately 88.0% of the outstanding shares of Common Stock, that had been validly tendered in the subsequent offering period of the Offer.  On April 19, 2007, MergerSub exercised its top-up option pursuant to the Merger Agreement to acquire an additional 52,929,108 shares of Common Stock from New Plan at a purchase price equal to the Offer Price, which number of shares was sufficient to permit MergerSub to effect a short-form merger of MergerSub into New Plan under Maryland law without the vote of, or any action by, the New Plan stockholders.  MergerSub used approximately $1.5 billion of borrowings under a term facility (the “Tender Facility”) from J.P. Morgan Securities Inc. and certain of its affiliates to finance payments related to the Offer.  The Tender Facility was outstanding from April 5, 2007 to April 20, 2007, and amounts outstanding thereunder bore interest at a rate per annum equal to the monthly Eurodollar rate determined as set forth in the Tender Facility Agreement.  On April 20, 2007, the Tender Facility was repaid in full and terminated in connection with the closing of the Mergers (as defined below).

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

On April 20, 2007, immediately following the Merger, New Plan, as the surviving corporation of the Merger, was liquidated (the “Liquidation”), and in connection with the Liquidation, (a) all of New Plan’s assets were transferred to, and all of its liabilities were assumed by, Centro NP, (b) all outstanding shares of preferred

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of common stock of New Plan were cancelled.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

Immediately following the Merger and the Liquidation, the Company’s employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in these notes as the “Management Joint Venture”).  The distribution occurred in order to comply with certain tax restrictions applicable to the Company’s ultimate equity owners and to permit such employees to serve management functions at other properties controlled by the Company’s affiliates.  Following this distribution, the Management Joint Venture managed the Company’s properties, although during a transition period, certain of the Company’s subsidiaries continued to provide payroll, benefit and other transition services with respect to the Company’s former employees.  Such transition services were terminated as of December 31, 2007.  Contracts memorializing the management services arrangements under which the Company has been operating were entered into on March 28, 2008 in connection with an amendment to the Company’s revolving credit facility.

Although the Company’s employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, the Company continued to administer the payroll and benefits functions for such employees on a transitory basis until December 31, 2007, during which time the Management Joint Venture was preparing to replicate such functions on its own behalf. The costs incurred by the Company in providing such services during this transition period offset the management fees otherwise owed to the Management Joint Venture.

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

Centro NP, as the successor obligor on New Plan’s unsecured senior notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the unsecured senior notes.

Accounting Treatment

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), a business combination occurs when an entity acquires net assets that constitute a business or acquires equity interest of one or more other entities and obtains “control” over that entity or entities.  “Control” is defined by SFAS No. 141 as “ownership by one company, directly or indirectly, of over fifty percent of the outstanding voting shares of another company.”  For accounting purposes, SFAS No. 141 further states that the designated acquisition date should be the date that control of the acquired entity is transferred to the acquiring entity without restrictions, except those required to protect the shareholders or other owners of the acquired entity.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the transactions described above, Centro NP LLC acquired a 66.7% controlling interest in New Plan on April 5, 2007 in accordance with the definition of control in SFAS No. 141.  As such, with respect to the results of operations of Centro NP, April 5, 2007 is the defined acquisition date throughout the remainder of this document.  Accordingly, the Consolidated Financial Statements contained in this report represent the results of operations and financial condition of New Plan (which is referred to as the Predecessor herein) prior to April 5, 2007, and of Centro NP for the period from April 5, 2007 through December 31, 2007.  Notwithstanding the foregoing, New Plan’s Common Stock remained outstanding until April 20, 2007, at which point MergerSub, subsequently Centro NP, acquired the remaining outstanding shares of Common Stock.  Accordingly, any discussion pertaining to New Plan’s Common Stock, preferred stock or stock-based compensation in this document will reference April 20, 2007.

The aggregate purchase price of the Merger has been allocated in accordance with SFAS No. 141 at the date of acquisition, based on the Company’s evaluation of information and estimates available at such date.  Accordingly, all assets were recorded at their fair values at the time of acquisition.  As final information regarding the fair value of the assets acquired and liabilities assumed was received and estimates were refined, appropriate adjustments were made to the purchase price allocation.  As of December 31, 2007, the total aggregate purchase price had been allocated as follows:

ASSETS
Net real estate	$4,484,647
Cash and cash equivalents	96,964
Restricted cash	18,988
Marketable securities	6,230
Receivables:
Trade, net of allowance for doubtful accounts	34,593
Other, net	30,818
Mortgages and notes receivable	626
Prepaid expenses and deferred charges	16,028
Investments in/advances to unconsolidated ventures	174,233
Intangible assets, net of accumulated amortization	937,992
Goodwill	825,612
Other assets	19,379
Total assets	$6,646,110

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgages payable, including unamortized premium	$444,649
Notes payable, net of unamortized premium	1,266,814
Credit agreements	305,412
Capital leases	31,331
Due to Centro Property Trust	303,400
Other liabilities	597,831
Tenant security deposits	9,948
Total liabilities	2,959,385

Minority interest in consolidated partnership and joint ventures	88,923

Commitments and contingencies	—

Member’s capital:
Member’s capital	3,597,802
Total member’s capital	3,597,802
Total liabilities and member’s capital	$6,646,110

The total aggregate purchase price consideration for the Merger was approximately $3.6 billion, including costs associated with the acquisition.  There were no contingency payments or commitments provided under the Merger Agreement.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Description of Business

Centro NP LLC (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, the “Company”) was formed in February 2007 in connection with the Offer and the Mergers, and to succeed the operations of New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, “New Plan” or the “Predecessor”).  Prior to the consummation of the Offer and the Mergers, the Company engaged in no activities other than those incident to its formation and the execution of the Merger Agreement.  The principal business of the Company is the ownership and development of community and neighborhood shopping centers throughout the United States.  Prior to the consummation of the Mergers and the Liquidation (described in Note 1, “Merger and Liquidation”) the Predecessor was operated as a self-administered and self-managed equity real estate investment trust (“REIT”).  As a result of the Merger and Liquidation, the Company is no longer operating as a REIT.  On May 3, 2007, the Company’s name was changed from Super IntermediateCo LLC to Centro NP LLC.

3.           Summary of Significant Accounting Policies

Principles of Consolidation

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

The consolidated financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to April 5, 2007, and of the Company for the period from April 5, 2007 through December 31, 2007.  The accompanying consolidated financial statements of the Company and the Predecessor include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest.  The portion of these entities not owned by the Company or the Predecessor is presented as minority interest as of and during the periods presented.  All inter-entity transactions have been eliminated.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine (i) if the entity is a variable interest entity (“VIE”), (ii) if the Company is the primary beneficiary, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”) and (iii) whether the Company has a controlling interest in the entity, in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).  The Company consolidates (i) entities that are VIEs that the Company is deemed to be the primary beneficiary of in accordance with FIN 46 and (ii) entities that are non-VIEs which the Company controls in accordance with EITF 04-5.  Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs that the Company is not deemed to be the primary beneficiary of and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence.  The Company will reconsider its determination of whether an entity is a VIE and who qualifies as the primary beneficiary if certain events occur that are likely to cause a change in the original determinations.  The Predecessor applied the same evaluation process through April 4, 2007 as detailed above as being applied by the Company.

Basis of Presentation

The consolidated financial statements have been prepared by the Company and the Predecessor pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern given the Company’s liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities and the inability to refinance the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition.  In addition, uncertainty also exists due to the refinancing issues currently experienced by the Company’s ultimate parent investors, Centro Property Group and Centro Retail Group.  If the outcomes of these negotiations are not favorable to Centro Properties Group and Centro Retail Group, it is uncertain as to the impact that this will have on the Company.

It is noted that Centro Properties Group and Centro Retail Group both recently filed reviewed financial statements for the six months ended December 31, 2007 with local Australian regulatory authorities whereby the auditor identified material uncertainty regarding their continuation as going concerns.

The Company’s management team continues to work closely with its counterparts of the Company’s ultimate parent investors (Centro Properties Limited (“CPL”) and CPT Manager Limited (“CPT”)) and the lenders of the Company, Super LLC, CPL and CPT.  The Company and its ultimate parent investors are focused

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the extension of the debt of the Company’s ultimate parents to at least September 30, 2008, as this is required under the extension agreements of the Amended July 2007 Revolving Facility (as defined in Note 12) and the Super Bridge Loan (as defined in Note 12).

In conjunction with its ultimate parent investors, the Company is assessing a number of options to address the current liquidity issues.  Covenants contained in certain of the Company’s debt agreements currently prevent the Company from incurring any additional debt, and any new sources of long term financing would be required to be approved by the lenders under the extension agreements.

In terms of potential equity investments, the Company’s ultimate parent investors are considering such options which may result in equity contributions into the Company to assist with the Company’s liquidity position.

No adjustments were made to the consolidated financial statements in relation to this uncertainty.

Earnings per Share of Common Stock

As of December 31, 2007, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s common stock had been cancelled.  For periods prior to April 5, 2007, the Predecessor presented both basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Earnings per common share (“basic EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Earnings per share of common stock assuming dilution (“diluted EPS”) is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of Excel Realty Partners, L.P. (“ERP”), a Delaware limited partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $20.5 million and $19.4 million as of December 31, 2007 and 2006, respectively.  The Company makes, and the Predecessor made, estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	40 years
Building improvements.	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

In conducting an impairment analysis of the Company’s real estate properties, management applied a probability weighting as to how long the real estate properties would be held prior to disposal, as contemplated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  The probability weighting takes into consideration the likelihood of disposal of each asset.

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

Internal Leasing Costs

The Company capitalizes and the Predecessor capitalized internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Please refer to the following table for additional information regarding the capitalization of internal leasing costs (dollars in thousands).

Balance at December 31, 2004	$12,271

Costs capitalized	6,260
Amortization/writeoffs (1)	(6,019)

Balance at December 31, 2005	12,512

Costs capitalized	7,032
Amortization/writeoffs	(3,529)

Balance at December 31, 2006	$16,015

Balance at April 5, 2007 (2)	$—
Costs capitalized	3,914
Amortization/writeoffs	(888)

Balance at December 31, 2007	$3,026

(1)          Includes approximately $2.8 million of internal leasing commissions written off in connection with the portfolio disposition discussed in Note 5.

(2)          Balance as of April 5, 2007 is zero due to fair valuation of real estate assets as at the Merger date.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

Goodwill and Goodwill Impairment Testing

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 modifies the previous accounting treatment of goodwill, eliminating the amortization of goodwill and requiring that goodwill be tested on an annual basis for possible impairment.

The Company undertook an impairment analysis of the goodwill balance as of December 31, 2007. In accordance with SFAS No. 142, the Company is required to undertake an annual impairment test of goodwill. The Company has elected December 31, as the date for its annual impairment testing.  In accordance with SFAS No. 142, the goodwill balance was attributed to the management business reporting unit of the Company.  The recoverable amount of the management business reporting unit is determined based on fair value.  These calculations use cash flow projections based on past performance and expectations for the future.  The terminal growth rates used (3-5%) does not exceed the long-term growth rates for the reporting unit.  The discount rate (9.1%) was used in the impairment review calculations.  Based on the detailed impairment testing performed, an impairment loss of $475.2 million was recorded against the Company’s goodwill balance.

The impairment charge recorded was required due to the significant reduction in the Company’s and its affiliates’ forecast cashflow streams derived from certain property and funds management services. Upon announcement of the ultimate parents’ liquidity and refinancing position on December 17, 2007, there was a severe market reaction which significantly impaired the Company and its ultimate parents’ ability to continue to grow their funds management business.

The Company is required to make subjective assessment as to the terminal growth rates used and the discount rates applied as part of its impairment analysis of the goodwill balance. The analysis is also based upon management’s best estimate of forecast cashflows that are expected to be derived in the future. These assessments have a direct impact on the determination of the impairment charge, and therefore its net loss. For example, if the Company was to increase the discount rate or decrease the terminal growth rate used, this would reduce the net present value of its estimated future cashflows and therefore increase the goodwill impairment charge.

The assumptions used in calculating the goodwill impairment charge of the Company are consistent with those assumptions applied by the Company’s ultimate parent investors, CPL and CPT, when assessing the impairment of their investment in the Company.

Derivative / Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For periods subsequent to April 5, 2007, the Company does not qualify for hedge accounting under SFAS No. 133.  Accordingly, for all derivative instruments the changes in fair value of the derivative instrument is recorded in earnings.  Prior to April 5, 2007, the Predecessor elected to use hedge accounting under SFAS No. 133.  Under that pronouncement, changes in the fair value of derivatives designated as fair value hedges were recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative were reported in other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged item affected earnings.  Changes in fair value of derivative instruments were not designated as hedging instruments, and ineffective portions of hedges, were recognized in earnings in the current period.

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $2.2 million as of December 31, 2007.  As of December 31, 2006, the Predecessor had recognized a liability for conditional asset retirement obligations of approximately $1.0 million.

Self-Insured Health Plan

The Company has, and the Predecessor had, a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has, and the Predecessor had, purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.9 million and $0.8 million at December 31, 2007 and 2006, respectively.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  The Company recognized approximately $4.3 million of lease termination fees for the period from April 5, 2007 through December 31, 2007.  The Predecessor recognized approximately $2.1 million of lease termination fees for the period from January 1, 2007 through April 4, 2007.  Additionally, the Predecessor recognized approximately $6.8 million and $5.4 million of lease termination fees for the years ended December 31, 2006 and 2005, respectively.

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144.  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the accompanying Consolidated Statements of Operations and Comprehensive Income/(Loss) and Consolidated Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

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

The Company is, and the Predecessor was, subject to certain state and local taxes.  Provision for such taxes has been included in general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15, 2006.  The Company has evaluated the impact of the adoption of FIN 48 on its consolidated financial statements and has concluded that as of December 31, 2007 it did not have any material uncertain tax positions.

Segment Information

The principal business of the Company is the ownership and development of community and neighborhood shopping centers.  The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.  Further, all of the Company’s operations and assets are within the United States and no tenant comprises more than 10% of revenue.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e. levels 1, 2, and 3, as defined within SFAS No. 157). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)). SFAS No. 141 (R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS No. 160.

It has been determined that any recently issued accounting standards or pronouncements not mentioned in the note have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

4.             Pro Forma Financials

The following table summarizes the results of operations for the year ended December 31, 2007, 2006 and 2005 as though the Merger and Liquidation had occurred at the beginning of each period presented (dollars in thousands):

	2007	2006	2005
Pro forma rental revenues	$557,447	$507,319	$523,420
Pro forma operating expenses	(154,388)	(140,804)	(151,254)
Impairment of real estate	(27,775)	—	(859)
Impairment of goodwill	(475,175)	—	—
(Loss) income before real estate sales, minority interest and other income and expenses	(99,891)	366,515	371,307
Pro forma other income (expenses), net	(342,967)	(258,202)	(263,754)
Pro forma minority interest	(4,552)	(745)	(5,070)
Pro forma (loss) income from continuing operations	(447,410)	107,568	102,483
Pro forma income from discontinued operations	931	6,239	11,794
Gain on sale of real estate	—	—	190,361
Pro forma net (loss) income	$(446,479)	$113,807	$304,638

5.             Acquisitions and Dispositions

Acquisitions

During the period from April 5, 2007 through December 31, 2007, the Company acquired  a parcel of land immediately adjacent to a property owned by the Company, the remaining 75% interest in a shopping center in which the Company owned the other 25% and one land parcel.  The Company also acquired the remaining 90% interests in the properties owned by three of the joint ventures in which the Company owned the other 10% of each of the properties owned by the joint ventures (CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC).  Combined, these joint ventures owned a total of eighteen properties.  During the period from January 1, 2007 to April 4, 2007, the Predecessor acquired one shopping center and one land parcel. Please refer to the following table for additional details (dollars in millions).

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area (1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Predecessor:
Land at the Rising Sun Towne Centre	Rising Sun, MD	Land	01/05/07	2.8 Acres	$2.0	$—	$—	$2.0
Stewart Plaza	Garden City, NY	Shopping Center	01/24/07	193,622	32.7	6.3	—	26.4
Predecessor Total					$34.7	$6.3	$—	$28.4

Company:
Land at Wynnewood Village	Dallas, TX	Land	06/06/07	1.8 Acres	$0.4	$—	$—	$0.4
The Centre at Preston Ridge (2)	Frisco, TX	Shopping Center	08/03/07	730,025	147.5	—	—	147.5
Land at Victory Square	Savannah, GA	Land	08/09/07	0.9 Acres	0.6	—	—	0.6
Various properties previously owned by CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, CA New Plan Direct Investment Fund, LLC (3)	Various	Shopping Center	11/6/07	3,177,531	249.5	—	190.0	59.5

Company Total					$398.0	$—	$190.0	$208.0

(1)   Amounts in square feet, unless otherwise noted.

(2)   Property acquired from BPR Shopping Center, L.P., a joint venture in which the Company had a 25% interest. The purchase price represents the amount paid for the remaining 75% interest in the joint venture. The Company now owns 100% of the partnership interest in BPR Shopping Center, L.P.

(3)   The Company acquired the remaining 90% interests in the properties owned by these joint ventures in which the Company owned the other 10% of each of the properties owned by the joint ventures.  Combined, these joint ventures owned a total of eighteen properties.  The Company now owns 100% of the partnership interests in these joint ventures.

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

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area (1)	Purchase Price	ERP Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	Shopping Center	01/27/06	6,580	$2.3	$—	$—	$2.3
Building at Hazel Path	Hendersonville, TN	Shopping Center	02/21/06	94,977	4.8	—	—	4.8
Shoppes at Hickory Hollow	Antioch, TN	Shopping Center	09/21/06	144,469	15.5	—	10.8	4.7
The Quentin Collection	Kildeer, IL	Shopping Center	09/22/06	171,179	38.2	—	—	38.2
the Shoppes at Cinnaminson	Cinnaminson, NJ	Land	09/29/06	40 acres	10.7	—	—	10.7
Land at Brentwood Plaza	Cincinnati, OH	Land	10/19/06	1.2 acres	0.7	—	—	0.7
Ventura Downs (2) (3)	Kissimmee, FL	Shopping Center	11/01/06	98,191	42.7	—	—	27.1
Odessa-Winwood Town Center (2) (4)	Odessa, TX	Shopping Center	11/01/06	343,603	—	—	15.6	—
A&P Fresh Market	Clark, NJ	Leasehold Interest	11/10/06	—	—	—	—	—
Land at Culpepper Plaza	College Station, TX	Land	11/16/06	0.6 acres	0.2	—	—	0.2
Fox Run Mall	Glastonbury, CT	Shopping Center	12/01/06	97,086	17.5	4.8	—	12.7
Land at Rising Sun Towne Center	Rising Sun, MD	Land	12/05/06	5.3 acres	0.7	—	—	0.7
Land at Victory Square	Savannah, GA	Land	12/12/06	9.8 acres	0.6	—	—	0.6
Memphis Commons	Memphis, TN	Shopping Center	12/21/06	336,638	42.0	—	17.2	24.8
Land at Wabash Crossing (5)	Wabash, IN	Land	12/22/06	26.5 acres	2.6	—	—	2.6
	Total				$178.5	$4.8	$43.6	$130.1

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on June 20, 2006, NewSem Tyrone Gardens LLC, a joint venture with The Sembler Company in which the Predecessor held a 90% interest, acquired Tyrone Gardens, a 209,337 square foot shopping center located in St. Petersburg, Florida, for approximately $19.0 million, including approximately $9.0 million of assumed mortgage indebtedness.  In accordance with the provisions of EITF 04-5, this property is included as a consolidated entity in the accompanying Consolidated Financial Statements.

During the year ended December 31, 2005, the Predecessor acquired 12 shopping centers, including two vacant buildings and the remaining 90% interests in two shopping centers in which the Predecessor owned the other 10% interest, and six land parcels.  Please refer to the following table for additional details (dollars in millions).

							Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area (1)		Purchase Price	ERP Units	Assumed Debt	Cash
Building at Midway Crossing	Elyria, OH	Shopping Center	01/13/05	20,338	(2)	$1.1	$—	$—	$1.1
Brunswick Town Center	Brunswick, OH	Shopping Center	01/21/05	122,989		16.4	—	—	16.4
Hillcrest Shopping Center	Spartanburg, SC	Shopping Center	02/16/05	343,914		35.5	14.5	16.8	4.2
West Ridge Shopping Center	Westland, MI	Shopping Center	03/17/05	163,131		16.6	—	11.0	5.6
Marketplace at Wycliffe (3) (4) (5)	Lake Worth, FL	Shopping Center	06/01/05	133,520		35.7	—	—	35.7
Mableton Walk (3) (4)	Mableton, GA	Shopping Center	06/01/05	105,742		—	—	—	—
Market Plaza	Plano, TX	Shopping Center	07/13/05	161,453		39.6	—	—	39.6
Surrey Square Mall	Norwood, OH	Shopping Center	08/26/05	190,323		10.5	—	—	10.5
Five land parcels adjacent to Home Depot Stores	FL, LA, OH	Land	09/07/05	40 acres		9.3	—	—	9.3
Fashion Place Shopping Center	Columbia, SC	Shopping Center	09/14/05	149,493		6.8	—	—	6.8
Brandt Pike Place	Dayton, OH	Land	09/30/05	11 acres		1.6	—	—	1.6
Building at Victory Square	Savannah, GA	Shopping Center	10/03/05	13,000		0.8	—	—	0.8
Western Hills Plaza	Cincinnati, OH	Shopping Center	11/03/05	430,399		45.6	—	—	45.6
Southland Shopping Center	Toledo, OH	Shopping Center	12/21/05	291,221		14.8	—	—	14.8
	Total					$234.3	$14.5	$27.8	$192.0

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

Dispositions

Portfolio Disposition

On August 10, 2005, the Predecessor sold an aggregate of 69 community and neighborhood shopping centers (the “Galileo Properties”) to Galileo America LLC for approximately $968.0 million of total consideration, comprised of approximately $928.2 million in cash and approximately $39.8 million of equity in Galileo America LLC (the “Property Transfer”).

The following related transactions occurred simultaneously with the closing of the Property Transfer, resulting in the Predecessor owning an approximate 5% equity interest in Galileo America LLC, which included (i) the redemption by Galileo America LLC of an existing interest in Galileo America LLC held by an affiliate of CBL & Associates Properties, Inc. (“CBL”) for two properties previously owned by Galileo America LLC, (ii) the purchase by the Predecessor of an asset management fee stream from Galileo America LLC for $18.5

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and (iii) the acquisition by the Predecessor of the property management rights of CBL with respect to Galileo America LLC for $22.0 million (plus an agreement to purchase additional property management rights in 2008 for $7.0 million) (such transactions are referred to collectively with the Property Transfer as the “Galileo Transactions”).

As a result of the Predecessor’s retained 5% ownership interest in Galileo America LLC, as well as the Predecessor’s purchase of the property and asset management rights as part of the Galileo Transactions, the results of operations of the Galileo Properties up to August 10, 2005 were not classified as income from discontinued operations and are included in income from continuing operations.

Other Dispositions

During the period from January 1, 2007 through April 4, 2007, the Predecessor sold two land parcels for aggregate gross proceeds of approximately $4.5 million.  During the period from April 5, 2007 through December 31, 2007, the Company sold three properties and seven land parcels for aggregate gross proceeds of approximately $17.4 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company and the Predecessor, as applicable, recorded the results of operations and the related gain on sale as income (loss) from discontinued operations (Note 7).

During 2006, the Predecessor sold 29 properties and six land parcels for aggregate gross proceeds of approximately $124.0 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Predecessor recorded the results of operations and the related gain on sale as income from discontinued operations (Note 7).

During 2005, in addition to the Galileo Transactions, the Predecessor sold 12 properties, four land parcels, 90% of its ownership interest in The Pines and 90% of its ownership interest in Northshore West for aggregate gross proceeds of approximately $105.6 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Predecessor recorded the results of operations and the related gain/loss on sale as income from discontinued operations (Note 7).  The results of operations from The Pines and Northshore West are not considered to be income from discontinued operations due to the Predecessor’s continued involvement in its operations as a result of the Predecessor’s 10% joint venture interest.

6.             Real Estate Held for Sale

As of December 31, 2007, one land parcel was classified as “Real estate held for sale.”  Such land parcel had an aggregate book value of approximately $0.4 million as of December 31, 2007.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             Income from Discontinued Operations

The following is a summary of income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Company	Predecessor
	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Total revenue	$984	$165	$14,733	$27,174

Operating costs	(127)	(75)	(2,794)	(6,326)
Real estate taxes	(74)	(47)	(1,758)	(3,089)
Depreciation and amortization	(258)	(56)	(3,006)	(5,306)
Provision for doubtful accounts	(251)	670	(936)	(651)
Interest expenses	—	—	—	(5)
General and administrative	—	—		(3)
Total operating costs	(710)	492	(8,494)	(15,380)

Income from discontinued operations before impairment and gain on sale	274	657	6,239	11,794

Gain on sale of other discontinued Operations (1)	—	2,464	14,648	17,788

Impairment of real estate held for sale and other discontinued operations	—	—	(907)	—

Income from discontinued operations	$274	$3,121	$19,980	$29,582

(1)  For the year ended December 31, 2005, balance includes approximately $4.1 million attributable to the gain on sale of the Predecessor’s ownership interest in BPR West, L.P., a joint venture in which the Predecessor previously held a 50% interest.  Balance also includes approximately $3.4 million attributable to the consolidated gain on sale of Rodney Village, a property formerly owned by Benbrooke Ventures, a joint venture in which the Predecessor previously held a 50% interest.

8.             Marketable Securities

The Company has classified all investments in equity securities as available-for-sale.  All investments are recorded at current market value with an offsetting adjustment to stockholders’ equity (dollars in thousands):

	December 31, 2007	December 31, 2006
	(Company)	(Predecessor)
Cost basis	$5,175	$3,552
Unrealized holding gains	1,599	2,295
Fair value	$6,774	$5,847

The weighted average method is used to determine realized gain or loss on securities sold.  The fair value of marketable securities is based upon quoted market prices as of December 31, 2007 and 2006.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.             Mortgages and Notes Receivable

The Company had the following mortgages and notes receivable (dollars in thousands):

	December 31, 2007	December 31, 2006
	(Company)	(Predecessor)
Leasehold mortgages, interest at 10% to 12%, due 2008 to 2010	$531	$667
Promissory notes, interest free, due 2008 (1)	2,866	—
Promissory notes, interest at 5% to 8%, due 2007	—	3,745
Total	$3,397	$4,412

(1) Represents balance due from the Company’s affiliates. Subsequent to December 31, 2007, approximately $1.4 million has been repaid.

At December 31, 2007 and 2006, approximately $1.9 million and $1.3 million, respectively, of the other receivables on the accompanying consolidated balance sheet represented interest and dividends receivable.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.          Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s and the Predecessor’s respective investments in unconsolidated joint ventures as of December 31, 2007 and 2006 (dollars in thousands).   The Company and the Predecessor account for these investments using the equity method.

					Investments in/Advances to
					Unconsolidated Ventures
				Percent	December 31,
	City	State	JV Partner	Ownership	2007	2006
					(Company)	(Predecessor)
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$14,410	$6,477

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	3,812	1,039

BPR Shopping Center, L.P. (3)	Frisco	TX	Foreign Investor/George Allen/Milton Schaffer	—	—	2,808

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,401	871

CA New Plan Acquisition Fund, LLC (4) (11)	Various	Various	Major U.S. Pension Fund	—	—	2,408

CA New Plan Venture Direct Investment Fund, LLC (11)	Various	Various	Major U.S. Pension Fund	—	—	744

CA New Plan Venture Fund, LLC (5) (11)	Various	Various	Major U.S. Pension Fund	—	—	3,258

Centro NP Residual Holding LLC	Various	Various	Super LLC	49%	340,290	—

Centro GA America LLC	Various	Various	Centro Shopping America Trust	5%	49,892	34,843

NP/I&G Institutional Retail Company, LLC (6)	Various	Various	JPMorgan Investment Management Inc.	20%	37,106	29,174

NP/I&G Institutional Retail Company II, LLC (7) (8)	Various	Various	JPMorgan Investment Management Inc.	20%	14,995	1,808

NPK Redevelopment I, LLC (9)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	9,507	3,557

NP/SSP Baybrook, LLC (7)	Webster	TX	JPMorgan Investment Management Inc.	20%	2,734	2,892

Westgate Mall, LLC (10)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	1,458	1,522

	Investments in/Advances to Unconsolidated Ventures				$475,605	$91,401

In connection with the Merger, the Company’s investments in unconsolidated ventures were recorded at fair value.

(1)	The Company receives increased participation after a 10% return.
(2)	The Company receives a 10% return on its investment.
(3)

On August 3, 2007, the Company acquired the 75% partnership interest in BPR Shopping Center, L.P. that it did not previously own for an aggregate purchase price of approximately $75.7 million.  In connection with the transaction, the mortgage on the property was defeased for a total cost to the Company of $71.8 million. As of December 31, 2007, the Company owned 100% of the partnership interest in BPR Shopping Center, L.P.  The purchase price was funded by an equity contribution from Super LLC.

(4)	Prior to November 6, 2007, the Company received increasing participation after a 10% IRR.
(5)	Prior to November 6, 2007, the Company received increasing participation after a 12% IRR.
(6)	The Company receives increased participation after a 12% IRR.
(7)	The Company receives increased participation after a 10% IRR.
(8)	The joint venture did not own any properties as of December 31, 2006.
(9)	The Company receives increasing participation after a 10% return.
(10)	The Company receives increasing participation after a 13% IRR.
(11)

On November 6, 2007, the Company acquired the 90% partnership interest in these three ventures that it did not previously own for an aggregate purchase price of approximately $249.5 million.  As of December 31, 2007, the Company owned 100% of the partnership interest in these three ventures.  The purchase price was funded by an equity contribution from Super LLC.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summary financial information for the Company’s and the Predecessor’s, as applicable, investments in/advances to unconsolidated ventures was as follows (dollars in thousands, except footnotes):

	December 31, 2007	December 31, 2006
	(Company)	(Predecessor)
Condensed Combined Balance Sheets

Assets:
Real estate assets	$3,953,015	$3,030,086
Accumulated depreciation	(233,524)	(156,235)
Net real estate	3,719,491	2,873,851
Trade receivable, net of allowance for doubtful accounts	36,894	27,536
Other assets, net of accumulated amortization	763,739	206,717
Total Assets	$4,520,124	$3,108,104

Liabilities:
Mortgages payable, net of unamortized premium	$1,818,303	$1,930,025
Term loan	724,000	—
Amounts payable to New Plan	1,788	6,314
Other liabilities	215,069	129,672
Total liabilities	2,759,160	2,066,011
Total partners’ capital	1,760,964	1,042,093
Total liabilities and partners’ capital	$4,520,124	$3,108,104

Investments in / advances to unconsolidated ventures	$475,605	$91,401

	Company	Predecessor
	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Condensed Combined Statements of Income

Rental revenues	$278,814	$96,184	$328,346	$218,688
Operating expenses	(87,901)	(27,785)	(95,313)	(63,163)
Interest expense	(97,088)	(28,821)	(100,838)	(60,318)
Depreciation and amortization	(85,057)	(28,588)	(104,197)	(39,574)
Other income (expense), net	3,036	125	418	(23,706)
Gain on sale of real estate, net	9,053	—	18,800	17,005
Income from discontinued operations	(516)	1,221	189	—
Net income	$20,341	$12,336	$47,405	$48,932

Company’s/Predecessor’s share of net income	$2,576	$974	$5,143	$4,046

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of December 31, 2007:

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $47.0 million as of December 31, 2007.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of December 31, 2007.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of December 31, 2007.

•      Centro NP Residual Holding LLC.  In August 2007, the Company formed a joint venture with Super LLC, the Company’s sole and managing member (“Super LLC”).  In connection with the formation of the joint venture, the Company contributed 49% of its interest in certain subsidiaries, owning 18 real properties with an approximate value of $396.0 million, to this joint venture. The Company distributed the remaining 51% of its interest in the transferred entities to its parent, Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, the Company owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture. In November 2007, the Company contributed 49% of its interest in certain additional subsidiaries, owning 25 real properties with an approximate value of $605.0 million, to this joint venture.  The Company distributed the remaining 51% of its interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to this joint venture. Immediately following such contribution, Super LLC contributed a percentage of membership interests in the joint venture such that the Company continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture. The joint venture owned 79 stabilized retail properties and three properties under redevelopment as of December 31, 2007.  Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture.  The joint venture had loans outstanding of approximately $0.7 billion as of December 31, 2007.

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of December 31, 2007, this joint venture was

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprised of 126 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties and one retail property under redevelopment as of December 31, 2007.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of December 31, 2007.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $280.8 million as of December 31, 2007.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of December 31, 2007, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of December 31, 2007, the joint venture owned three stabilized retail properties.  The joint venture had loans outstanding of approximately $46.9 million as of December 31, 2007.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of December 31, 2007.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of December 31, 2007.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of December 31, 2007.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $55.2 million as of December 31, 2007.

11.                               Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	December 31, 2007	December 31, 2006	Amortization Period
	(Company)	(Predecessor)
In-place lease value, legal fees and leasing commissions, net (Note 3)	$547,052	$44,860	Life of lease
Above market leases acquired, net (Note 3)	11,731	4,877	Life of lease
Other intangibles, net (1)	615	—	20 years
Value of asset management fee stream, net (Note 3)	63,502	17,845	40 years
Value of property management rights, net (Note 3)	161,485	20,674	20 years
Total	$784,385	$88,256

(1)  Other intangibles consist of amounts paid to acquire the Company’s domain name.

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Company	Predecessor
	Period from April 5, through December 31, 2007	Period from January 1 through April 4, 2007	Year Ended December 31, 2006
Amortization Expense	$114,455	$3,010	$9,497
Write-offs	—	78	585

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2008	$129,945
2009	123,851
2010	112,395
2011	103,092
2012	80,509

As of December 31, 2007, the Company had also recorded approximately $350.4 million of goodwill in connection with the Merger.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.          Debt Obligations

As of December 31, 2007 and 2006, the Company and the Predecessor, respectively, had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	December 31, 2007	December 31, 2006	Interest Rates	Maturity Date
		(Company)	(Predecessor)
CREDIT AGREEMENTS
Amended July 2007 Revolving Facility (1)	$0	$306,800	$—	LIBOR+ 175 bp (2) (3)	September 2008
Amended Revolving Facility (1)	—	—	41,000	—	—
Amended Secured Term Loan (1)	—	—	150,000	—	—
Secured Term Loans (4)	0	181,488	—	Variable (5)	2009 - 2010
Total Credit Agreements	$0	$488,288	$191,000

MORTGAGES PAYABLE
Fixed Rate Mortgages		$429,515	$428,045	5. 015% - 9.25%	2008 – 2021
Variable Rate Mortgages		8,734	9,302	Variable (6)	2009 – 2011
Total Mortgages (7)		$438,249	$437,347
Net unamortized premium		13,426	11,563
Total Mortgages, net		$451,675	$448,910

NOTES PAYABLE
7.35% unsecured notes (8)		$—	$30,000	7.350%	—
7.40% unsecured notes		150,000	150,000	7.400%	September 2009
3.75% unsecured notes (9)		217	115,000	3.750%	June 2010
4.50% unsecured notes (10)		150,000	150,000	4.500%	February 2011
3.70% unsecured notes (11)		—	200,000	3.700%	—
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		830,217	1,175,000
Net unamortized premium (discount)		30,464	(5,911)
Impact of pay-floating swap agreements		—	(2,139)
Total Notes, net		$860,681	$1,166,950

CAPITAL LEASES		$30,902	$27,500	7.500%	June 2031

TOTAL DEBT		$1,831,546	$1,834,360

(1)

On April 20, 2007, simultaneously with the completion of the Mergers, the Predecessor’s Amended Revolving Facility (as defined below) was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Revolving Facility, the Company entered into a new revolving credit facility (the “April 2007 Revolving Facility”) with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility.  Concurrently with the establishment of the April 2007 Revolving Facility, the Company used a portion of the proceeds from the April 2007 Revolving Facility and caused the Amended Secured Term Loan (as defined below) to be prepaid in full and terminated.  On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility.  Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into a new $350.0 million unsecured revolving credit facility (the “July 2007 Revolving Facility”) with Bank of America, N.A., as administrative agent.  On December 16, 2007, the Company entered into an amendment to the July 2007 Revolving Facility(the “First Amendment to the July 2007 Revolving Facility”), which extended the maturity date to February 15, 2008, subject to certain conditions. The Company was as of December 31, 2007 unable to make draws on the Amended July 2007 Revolving Facility.  On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  On

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008, the Company entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”). The Amendment to Revolving Facility Extension Agreement, among other things, approved (i) an agreement pursuant to which the Company contributed 49% of its interest in certain subsidiaries owning 31 real properties with an approximate fair market value of $780 million to Centro NP Residual Holding LLC (the “Residual Joint Venture”), and distributed 51% of its interest in the transferred entities to its parent, Super LLC, which interest Super LLC contributed to the Residual Joint Venture, and (ii)  the assumption of all liabilities relating to the Company’s employees by Centro US Management Joint Venture 2, LP and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of the Company’s properties to the Management Joint Venture.

(2)	The Company incurs interest using the 30-day LIBOR rate which was 4.6% as of December 31, 2007. The interest rate on this facility adjusts based on the Company’s credit rating.
(3)	The Company also incurs an annual facility fee of 22.5 basis points on this facility.
(4)

In connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC discussed in Note 5, and contribution of interest to Centro NP Residual Holding LLC discussed in Note 10.

(5)

As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 4.6% as of December 31, 2007, plus spreads ranging from 135 to 175 basis points.

(6)

As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 4.6% as of December 31, 2007, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.41% as of December 31, 2007, plus spreads ranging from 12.5 to 37.5 basis points.

(7)	An aggregate of $171.7 million of mortgages payable is scheduled to mature during 2008.
(8)	On June 15, 2007, the Company repaid the $30.0 million outstanding under its 7.35% unsecured notes payable with funding from Centro.
(9)

Represents convertible senior notes. At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion price was $25.00 per share. On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes. As discussed further below, these notes became convertible on April 1, 2007, and were convertible through July 2, 2007. As of December 31, 2007, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.

(10)

The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

(11)

Represents convertible senior notes issued in a private offering completed on September 19, 2006 (as further discussed below). At certain dates, and upon the occurrence of certain events, the notes were convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion rate was 30.5506 shares of the Company’s common stock for each $1,000 principal amount of notes (which is equivalent to an initial conversion price of $32.73 per share). On or after September 20, 2011, the Company could have redeemed all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on September 20, 2011, September 15, 2016, and September 15, 2021, or upon the occurrence of certain change in control transactions prior to September 20, 2011, note holders could have required the Company to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. As of December 31, 2007, all $200.0 million of these notes had been converted into cash by holders thereof.

On August 25, 2006, the Predecessor amended and restated its then existing $350.0 million unsecured revolving credit facility (as amended, the “Amended Revolving Facility”) and added an accordion feature to the Amended Revolving Facility that allowed the Predecessor, subject to certain conditions, to increase the amount that can be borrowed under the facility to $500.0 million.  The Amended Revolving Facility bore interest at LIBOR plus 55 basis points (based on the Predecessor’s then existing credit ratings) and incurred an annual facility fee of 15 basis points.  The Amended Revolving Facility was scheduled to mature on August 25, 2010, with a one-year extension option.

On August 25, 2006, the Predecessor also amended and restated its then existing $150.0 million secured term loan (as amended, the “Amended Secured Term Loan”).  The Amended Secured Term Loan bore interest at LIBOR plus 55 basis points (based on the Predecessor’s then existing credit ratings) and was scheduled to mature on August 25, 2010.

On April 20, 2007, simultaneously with the completion of the Mergers, the Amended Revolving Facility was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Revolving Facility, Centro NP entered into the April 2007 Revolving Facility with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility.  Concurrently with the establishment of the April 2007 Revolving Facility, Centro NP used a portion of the proceeds from the April 2007 Revolving Facility and caused its Amended Secured Term Loan to be repaid in full and terminated.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility.  Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into the July 2007 Revolving Facility, with Bank of America N.A., as administrative agent (the “Administrative Agent”), which effectively replaced the April 2007 Revolving Facility.

The July 2007 Revolving Facility was originally scheduled to mature on December 31, 2007, subject to early termination by the Company or the Administrative Agent.  The July 2007 Revolving Facility includes a revolving credit facility, swing line facility, and a letter of credit facility. Prior to its original maturity date the Company sought to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after entering into the July 2007 Revolving Facility, the Company was unable to obtain long-term financing on satisfactory terms consistent with its long-term strategy and was required to seek an extension of the July 2007 Revolving Facility. On December 16, 2007, the Company entered into an amendment to the July 2007 Revolving Facility (the “First Amendment to the July 2007 Revolving Facility”), which extended the maturity date to February 15, 2008, subject to certain conditions. In connection with the amendment, the applicable margin of the interest rate was increased to a fixed premium of 1.75% and the Company paid an extension fee of $3.3 million, payable on maturity.

On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of the Company’s affiliates and a requirement that, prior to April 30, 2008, CPT and CPL must extend the maturity of certain of their indebtedness (as described below) to a date no earlier than September 30, 2008.  The applicable margin of the interest rate remained at 1.75%.  The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the Termination Date, remains the same under the Revolving Facility Extension Agreement.

On March 28, 2008, the Company entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”). The Amendment to Revolving Facility Extension Agreement, among other things, approved (i) an agreement pursuant to which the Company contributed 49% of its interest in certain subsidiaries owning 31 real properties with an approximate fair market value of $780 million to Centro NP Residual Holding LLC (the “Residual Joint Venture”), and distributed 51% of its interest in the transferred entities to its parent, Super LLC, which interest Super LLC contributed to the Residual Joint Venture, and (ii) the assumption of all liabilities relating to the Company’s employees by Centro US Management Joint Venture 2, LP and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of the Company’s properties to the Management Joint Venture.

The Amended July 2007 Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, (i) a base rate equal to the prime rate plus an applicable margin as specified in the Amended  July 2007 Revolving Facility or (ii) the LIBOR rate plus the applicable margin.

The Amended July 2007 Revolving Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events.  Under the Amended July 2007 Revolving Facility, the Company is also subject to compliance with certain financial coverage ratios and other debt covenants.  As of December 31, 2007, these coverage ratios and debt covenants included:  (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all outstanding unsecured debt of the Company and its subsidiaries; and (iv)

consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Amended July 2007 Revolving Facility contains customary defaults, including, among others: (i) the nonpayment of interest or principal of any loan; (ii) failure to comply with restrictions on use of proceeds; (iii) failure to observe or perform covenants under any loan document; (iv) bankruptcy or insolvency; (v) certain judgments and decrees; and (vi) change of control.

Amounts outstanding under the Amended July 2007 Revolving Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain subsidiaries of the Company, as guarantors in favor of the Administrative Agent.  The Amended July 2007 Revolving Facility also has the benefit of a contingent Guaranty Agreement dated July 31, 2007, by and among CPT  and CPL as guarantors in favor of the Administrative Agent (the “Centro Party Guaranty”), which, subject to certain conditions, guarantees up to the full amount of the Amended July 2007 Revolving Facility.  In the event that at any time after the Centro Party Guaranty is triggered the amount of the guaranty is less than the full amount of the obligations under the Amended July 2007 Revolving Facility at such time, the Company is required to permanently prepay the  Amended July 2007 Revolving Facility by the amount of such deficiency.

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

Centro NP, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC to the extent required under the Indentures governing the Notes.

Cross-defaulting of Debt

The short-term credit facilities of CPT provided under the Australian Extension Deed, the Preston Ridge Facility of the Residual Joint Venture, and the Super Bridge Loan of Super LLC provided under the Super Bridge Loan Extension Agreement are cross-defaulted with the Company’s Revolver Facility provided under the Amended July 2007 Revolving Facility.

An Event-of-Default under the Public Note Indentures will trigger an event-of-default of all debt arrangements mentioned directly above.

Prohibition on Incurring Additional Indebtness

Due to certain covenants and restrictions contained in certain of the Company’s debt agreements, the Company is currently prohibited from incurring additional indebtedness.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

As of December 31, 2007, all of the $200.0 million aggregate principal amount of the 3.70% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $222.9 million.

Pursuant to the terms of the 3.75% Convertible Senior Notes due 2023, as set forth in the 1999 Indenture, as supplemented by an Officers’ Certificate, dated May 19, 2003 (the “Officers’ Certificate”) and the Supplemental Indenture, dated as of December 17, 2004 (the “Supplemental Indenture”), on April 1, 2007, the sale price condition triggering the holders’ conversion rights was satisfied as a result of the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter was greater than or equal to 120% of the applicable conversion price on such last trading day.  Accordingly, pursuant to the 1999 Indenture, as supplemented by the Officers’ Certificate and the Supplemental Indenture, the 3.75% Convertible Senior Notes became convertible as of April 1, 2007 and were convertible through July 2, 2007.  As such, the 3.75% Convertible Senior Notes were convertible into $1,326 per $1,000 principal amount of notes, convertible up to and including July 2, 2007 (subject in each case to the terms and conditions of the 1999 Indenture, as supplemented by the Officers’ Certificate and the Supplemental Indenture).

As of December 31, 2007, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

As of December 31, 2007, future expected/scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2008	$479,173
2009	326,294
2010	121,278
2011	172,953
2012	150,125
Thereafter	537,833
Total debt maturities	1,787,656

Net unamortized premiums on mortgages	13,425
Net unamortized premiums on notes	30,465

Total debt obligations	$1,831,546

Collateralization of Super LLC Bridge Loan Debt

It should be noted that as at December 31, 2007, the Super Bridge Loan (totalling $1.8 billion) of the Company’s parent is secured by its 100% membership interest in the Company.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.          Other Liabilities

Other liabilities are comprised of the following (in thousands):

	December 31, 2007	December 31, 2006
	(Company)	(Predecessor)

Property and other taxes payable	$30,989	$30,229
Interest payable	36,744	21,362
Accrued professional and personnel costs	22,365	22,325
Accrued construction costs	6,379	9,685
Below market leases, net	288,173	26,250
Swap contracts	—	4,601
Accounts payable	20,946	7,608
Deferred rent expense and rents received in advance	3,557	7,115
Amounts due seller of property	3,517	3,928
Accrued acquisition / disposition costs	9,601	4,277
Accrued insurance	1,907	2,315
Deferred gain on sale	—	342
Due to parent (1)	90,800	—
Other	14,083	10,548
Total	$529,061	$150,585

(1)  The due to parent balance is an intercompany balance which does not bear interest.

14.                               Risk Management and Use of Financial Instruments

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

Management of Market Risk

As a real estate company, the Company is subject to all of the risks associated with owning and operating real estate. The value of the Company’s real estate investments is driven by market conditions, including the financial stability of tenants, demand for properties/rental space and changes in market rental rates.

Current and forecast retail market conditions are not overly positive. However, the Company manages

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this market risk through a high weighting of non-discretionary spending tenants, such as grocery stores, drug stores, geographic diversification of properties and selection of properties in areas with customer catchments with strong economic demographics.   It is possible that if the Company is required to dispose of real estate assets in the near term and in an other than ordinary transaction to assist with the Company’s liquidity position, those real estate assets could be sold at an accounting loss.

Use of Derivative Financial Instruments

The Company’s and Predecessor’s, as applicable, use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes.  The principal objective of such arrangements is to manage the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.  The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties.  However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.  The Company does not use derivative instruments to hedge credit/market risk.

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

As of December 31, 2007, the Company had two reverse arrears swap agreements.  The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2007 (dollars in thousands).  The notional amounts at December 31, 2007 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$592
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	(68)
		$65,000			$524

As of December 31, 2007, the reverse arrears swaps of approximately $0.5 million were reported in Other Assets.

Post Merger, these reverse arrears Swap did not qualify for hedge accounting treatment under SFAS No. 133.  Gains and losses pertaining to derivatives are included in “Interest expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income/(loss).  This includes mark-to-market adjustments of open contracts as well as periodic settlements.

During the year ended December 31, 2007, the Company recorded a non-cash charge of $(1.1) million

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to reflect a cumulative increase in the fair value of two interest rate swaps which the Company determined did not qualify for hedge accounting within the meaning of SFAS No. 133.

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company.  In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue that is magnified as a result of the tenant renting space in multiple locations.  The Company regularly monitors its tenant base to assess potential concentrations of credit risk.  Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk.  No tenant exceeds 10% of the Company’s annual reported rental income.

Risks Associated with Liquidity Position

The Company presently has $306.8 million of debt under its Amended July 2007 Revolving Facility which is scheduled to mature on the earlier of (i) September 30, 2008, or (ii) upon the event of certain trigger events under that facility.  The Company also have approximately $172.0 million of mortgages payable scheduled to mature during 2008.  An event of default caused by the non-payment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan.

In addition, covenants contained in certain of the Company’s indebtedness significantly constrain the Company’s ability to incur additional debt in the short-term. In connection with the First Amendment to the July 2007 Revolving Facility, the Company is no longer permitted to make draws under the Amended July 2007 Revolving Facility, and is limited to financing any development costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.

The Company’s ultimate parent investors (CPT and CPL) are also dealing with significant liquidity/refinancing issues.  Due to the financial constraints of the Company’s ultimate parent investors, it is unlikely that they will be able to make additional equity contributions to alleviate the Company’s short-term liquidity issues.

15.          Minority Interest in Consolidated Partnership and Joint Ventures

In 1995, the DownREIT Partnership, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of the DownREIT Partnership and was entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations.  Properties have been contributed to the DownREIT Partnership in exchange for cash, the assumption of mortgage indebtedness and limited partnership units (which may be redeemed at stipulated prices for cash).

In connection with the DownREIT Merger, each unit of limited partnership interest in the DownREIT Partnership (a “DownREIT Unit”) who elected to do so was converted, without any action on the part of the holder, into the right to receive one fully-paid Class A Preferred Unit, without interest, of the surviving partnership (the “Preferred Unit Consideration”).  In lieu of the Preferred Unit Consideration, holders of DownREIT Units were offered the opportunity to elect to receive cash in an amount equal to the Offer Price per DownREIT Unit, as adjusted (the “Cash Consideration”).  The holders of DownREIT Units that elected to receive the Cash Consideration ceased to be limited partners of the DownREIT Partnership.  In connection with the DownREIT Merger, holders of 752,187 DownREIT Units, as adjusted, elected to receive the Cash Consideration, and holders of 2,643,870 DownREIT Units, as adjusted, elected, or were deemed to have elected, to receive the Preferred Unit Consideration. As a result, following the consummation of the DownREIT Merger, there were 2,643,870 Class A Preferred Units outstanding and not owned by Centro NP or its affiliates.  Holders of these Class A Preferred Units have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.2 million.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  Limited partners are not entitled to provide notice of redemption prior to April 20, 2008.  Therefore, at the date of this filing, no information about the number of limited partners planning to participate in the redemption rights is available.

ERP unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2005	2,774,273
Issued (1)	175,885
Redeemed (2)	(135,106)

Outstanding at December 31, 2006	2,815,052
Issued (3)	437,323
Redeemed	(700,278)
Adjustment factor	91,773

Outstanding at April 5, 2007	2,643,870
Issued (4)	240,143
Redeemed	(353,939)

Outstanding at December 31, 2007	2,530,074

(1)  Represents limited partnership units issued in connection with the Predecessor’s acquisition of Fox Run Mall.

(2)  Represents the redemption of limited partnership units in exchange for shares of the Predecessor’s common stock.

(3)  Limited partnership units were issued in connection with the Company’s acquisition of (1) Stewart Plaza (231,929 limited partnership units) and (2) a partial interest in one property currently held in NP/I&G Institutional Retail Company II, LLC, one of the Company’s joint ventures (205,394 limited partnership units).

(4)  Represents limited partnership units issued in connection with the Company’s acquisition of a partial interest in one property currently held in NP/I&G Institutional Retail Company II, LLC, one of the Company’s joint ventures.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.                               Stockholders’ Equity

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

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 3), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Predecessor
	Period from January 1, 2007 – April 4, 2007	Years Ended December 31, 2006	Years Ended December 31, 2005
Basic EPS
Numerator:
(Loss) income from continuing operations and gain on sale of real estate	$(13,585)	$113,451	$276,184
Preferred dividends	(12,079)	(21,966)	(21,888)
(Loss) income available to common shares from continuing operations - basic	(25,664)	91,485	254,296

Income available to common shares from discontinued operations - basic	2,976	21,766	30,140

Net (loss) income available to common shares - basic	$(22,688)	$113,251	$284,436

Denominator:
Weighted average of common shares outstanding	103,355	104,102	103,393

(Loss) earnings per share — continuing operations	$(0.25)	$0.88	$2.46
Earnings per share — discontinued operations	0.03	0.21	0.29
Basic (loss) earnings per common share	$(0.22)	$1.09	$2.75

Diluted EPS
Numerator:
(Loss) income from continuing operations and gain on sale of real estate	$(13,585)	$113,451	$276,184
Preferred dividends	(12,079)	(21,966)	(21,888)
Minority interest in consolidated partnership	297	745	5,070
(Loss) income available to common shares from continuing operations – diluted	(25,367)	92,230	259,366

Income available to common shares from discontinued operations - diluted	2,976	21,766	30,140

Net (loss) income available to common shares - diluted	$(22,391)	$113,996	$289,506

Denominator:
Weighted average of common shares outstanding - basic	103,355	104,102	103,393
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	3,175	2,922	2,337
Options and contingently issuable shares	2,120	1,616	1,003
Convertible debt	860	139	35
Restricted stock	48	35	66
Weighted average of common shares outstanding – diluted	109,558	108,814	106,834

(Loss) earnings per share – continuing operations	$(0.23)	$0.85	$2.43
Earnings per share – discontinued operations	0.03	0.20	0.28
Diluted (loss) earnings per common share	$(0.20)	$1.05	$2.71

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s stock had been cancelled. The Company’s Members’ Capital is wholly-owned by Super LLC as of December 31, 2007.

Common Stock

As described above, and as a result of the Merger and the Liquidation, there were no common shares outstanding as of December 31, 2007.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Predecessor obtained separate authorization to repurchase up to an additional $75.0 million of its common stock in connection with the September 2006 Debt Offering (see Note 12).  Concurrently with the September 2006 Debt Offering, pursuant to such separate authorization, 1,863,600 shares were repurchased and retired at an average purchase price of $26.83 per share (approximately $50.0 million in aggregate value).

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

During the year ended December 31, 2006, the Predecessor recorded approximately $2.7 million of stock-based compensation, which expense included approximately $0.8 million related to stock options, approximately $0.8 million for restricted stock grants and approximately $1.1 million for other stock awards (see below for additional information).

Prior to the adoption of SFAS No. 123(R), the Predecessor accounted for its stock-based compensation under the provisions of Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123 (“SFAS No. 148”), which was issued in December 2002.  SFAS No. 148 provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation.  However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to fair value based methods made in fiscal years beginning after December 15, 2003.  In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results.  The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002.  In January 2003, the Predecessor adopted the prospective method provisions of SFAS No. 148, which apply the recognition provisions of SFAS No. 123 to all employee stock awards granted, modified or settled after January 1, 2003.  The adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Predecessor.

With respect to the Predecessor’s stock options which were granted prior to 2003, the Predecessor accounted for stock-based compensation using the intrinsic value method prescribed in Opinion 25 and related interpretations.  Under Opinion 25, compensation cost is measured as the excess, if any, of the quoted market price of the Predecessor’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Predecessor’s policy was to grant options with an exercise price equal to the quoted closing market price of the Predecessor’s stock on the

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the years ending December 31, 2004 and 2003 under the Predecessor’s stock option plans for the granting of stock options made prior to December 31, 2002.  Beginning in August 2005, as a result of the amendments to the stock options discussed above, and to the extent the stock options had not vested, all stock-based compensation previously accounted for under Opinion 25 was revalued under the fair value methods of SFAS No. 123.

SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are presented below (dollars in thousands, except per share amounts):

Year Ended December 31, 2005
Net income, as reported	$306,324
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(346)
Pro forma net income	$305,978

Earnings per share:
Basic – as reported	$2.75
Basic – pro forma	$2.75

Earnings per share:
Diluted – as reported	$2.71
Diluted – pro forma	$2.71

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

During 2005, in order to counteract the dilutive effect on the options outstanding resulting from the payment of the Special Dividend, the Predecessor amended its outstanding option grants to adjust both the number of options outstanding and the related exercise prices.  As a result of the amendment, the Company computed an incremental charge representing the change in fair value immediately before and after the modification of the options of approximately $1.1 million.  Approximately $0.7 million of this incremental charge related to options which were fully vested, and was expensed immediately.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

The Predecessor believed that the use of the Black-Scholes option pricing model met the fair value measurement objectives of SFAS No. 123(R) and reflected all substantive characteristics of the instruments being valued.  The following table represents the assumptions used for the Black-Scholes option-pricing model to determine the per share weighted average fair value of $2.86 for options granted during the period from January 1, 2007 through April 19, 2007 (on April 20, 2007, the options became fully vested and exercisable and were cancelled in exchanged for the right to receive, for each share of common stock issuable upon exercise of the option, cash equal to the excess, if any, of the Offer Price over the exercise price per share of such option), and the fair value of $1.10 for options granted during the twelve months ended December 31, 2006:

	April 19, 2007	December 31, 2006
Expected dividend yield	5.40%	6.50%
Risk-free interest rate	4.46 - 4.76%	4.65 - 4.75%
Expected volatility	18.00%	18.00%
Expected life in years	1.5 years – 5.5 years	1.5 years – 5.5 years

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

Certain of the Predecessor’s option grants vested upon satisfaction of annual performance/market criteria, while other grants vested over time.

Restricted Stock Awards

During the period from January 1, 2007 through April 4, 2007, the Predecessor granted 99,655 restricted shares of common stock to certain employees.  Of these shares, one-half were scheduled to vest proportionately over five years, commencing on June 30, 2008, and then on the next four succeeding anniversary dates of the date of grant, which was February 27, 2007.  The balance of the restricted shares were scheduled to vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Predecessor’s executive compensation and stock option committee.  However, as noted above, all restricted shares vested immediately prior to the effective time of the Merger via resolution of the Predecessor’s Board of Directors.

During the period from January 1, 2007 through April 4, 2007, the Predecessor also granted 14,900 restricted shares of common stock to members of its Board of Directors.  Of these shares, half were scheduled to vest proportionately over five years, commencing on June 30, 2008, and then on the next four succeeding anniversary dates of the date of grant, which was February 27, 2007.  The balance of the restricted shares were scheduled to vest proportionately over the same five year period upon satisfaction of annual performance/market criteria established each year by the Predecessor’s executive compensation and stock option committee.  However, as noted above, all restricted shares vested immediately prior to the effective time of the Merger via resolution of the Predecessor’s Board of Directors.

For accounting purposes, the Predecessor measured compensation costs for restricted shares in accordance with the provisions of SFAS No. 123(R), as discussed above.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

Other Stock Awards

Other stock awards for the period from January 1, 2007 to April 4, 2007 appear on the Predecessor’s Consolidated Statements of Operations and Comprehensive Income/(Loss) under “General and administrative.”

Pursuant to the terms of the New Plan Excel Realty Trust, Inc. 2006 Long-Term Out-Performance Compensation Plan (“Out-Performance Plan”), the Predecessor’s executive officers (as of April 19, 2007), other than Glenn Rufrano, the Predecessor’s Chief Executive Officer, and William Newman, the Predecessor’s Chairman of the Board of Directors, were to be entitled to receive an award of common stock in the event that over either a four or five year performance period ending December 31, 2009 or December 31, 2010, respectively, either of two specified performance criteria were achieved.  The value of the common stock award was to vary based on the level of performance achieved, but the maximum award of common stock that could be achieved was $12.0 million.  The compensation expense of approximately $3.5 million associated with this award was being recognized ratably over the service period.  As noted above, and in connection with the Merger, these awards vested and became payable according to the terms of the applicable agreements.  The unrecognized compensation expense of approximately $2.8 million was recorded on the Predecessor’s Consolidated Statement of Operations and Comprehensive Income/(Loss) under “General and administrative” for the period from April 1, 2007 through April 4, 2007.

Pursuant to the terms of the Predecessor’s employment agreement with Mr. Rufrano, he was eligible to receive an award of common stock in the event that over either a four or five year performance period, ending February 22, 2009 or February 22, 2010, respectively, either of two specified criteria were achieved.  The value of the common stock award was to vary based on the level of performance achieved, but the maximum award of common stock that could be achieved was $6.0 million.  The compensation expense of approximately $2.2 million associated with this award would have been recognized ratably over the service period.  As noted above, and in connection with the Merger, this award vested and became payable according to the terms of the applicable agreement.  The unrecognized compensation expense of approximately $1.2 million was recorded on the Predecessor’s Consolidated Statement of Operations and Comprehensive Income/(Loss) under “General and administrative” for the period from April 1, 2007 through April 4, 2007.

The Predecessor used a Monte Carlo analysis to value the Out-Performance Plan and Mr. Rufrano’s performance award.  The Monte Carlo analysis is a simulation exercise designed to arrive at a value for a variable, such as the expected value of an award on the valuation date.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends Paid and Payable (in thousands):

Dividends declared in 2004, paid in 2005 (1)	47,699
Dividends declared in 2005, paid in 2005 (1) (2)	444,353
Dividends declared in 2005, paid in 2006 (1)	37,870
Dividends declared in 2006, paid in 2006 (1)	113,515
Dividends declared in 2006, paid in 2007 (1)	37,597
Dividends declared in 2007, paid in 2007 (1)	38,957

(1)   Amount does not include the quarterly non-cash adjustments to account for the Preferred D dividend “step-up” discussed in the Preferred Stock section above.

(2)   Amount includes payment of the Special Dividend.

Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Predecessor as capital gain or may constitute a tax-free return of capital.  The Predecessor annually furnished to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The percentage of distributions characterized as ordinary income, capital gain and return of capital for the period from January 1, 2007 through April 4, 2007 and for the years ended December 31, 2006 and 2005 are summarized in the following table:

	Company	Predecessor
	Period from January 1, through April 4, 2007	Year Ended December 31,
		2006	2005
Ordinary income	—	73%	27%
Capital gain	100%	17%	72%
Return of capital	—	10%	1%

Dividend Reinvestment Plan

The Predecessor had a Dividend Reinvestment and Share Purchase Plan whereby shareholders could have invested cash distributions and made optional cash payments to purchase shares of the Predecessor’s common stock.  The additional shares were issued directly by the Predecessor.  In connection with the Merger, this plan was terminated.

Deferred Compensation Plan

Until the effective time of the Merger, the Predecessor maintained a nonqualified deferred compensation plan that provided benefits to eligible employees from among a select group of management or highly compensated employees of the Predecessor within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA.  The deferred compensation plan was terminated by the Board of Directors as of the Merger effective time, and all amounts under the plan, whether in the employee’s “cash deferral account” or his or her “stock unit deferral account” were distributed.  Under the deferred compensation plan, eligible employees were permitted to defer receipt of all or a portion of their bonus, a portion of their salary, as well as all or a portion of their restricted stock and restricted stock unit awards.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.                            Fair Value of Financial Instruments

The following fair value disclosure was determined by the Company and the Predecessor, using available market information and discounted cash flow analyses as of December 31, 2007 and 2006, respectively.  The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations.  Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition.  The use of different estimation methodologies may have a material effect on the estimated fair value amounts.  The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2007 and 2006 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

The following are financial instruments for which Company or Predecessor, respectively estimates of fair value differ from carrying amounts (in thousands):

	December 31, 2007		December 31, 2006
	(Company)		(Predecessor)
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable	$3,397	$3,409	$4,412	$4,435
Mortgages payable	438,249	440,490	448,910	447,078
Notes payable	830,217	890,910	1,166,950	1,181,164
Credit facilities	488,288	489,297	191,000	191,000

18.                             Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.8 million as of December 31, 2007.  Given the increase in the reserve previously taken by the Predecessor, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 10 above, the Company also had the following contractual obligations as of December 31, 2007, none of which the Company believes will have a material adverse affect on the Company’s operations:

•                  Letters of Credit.     The Company has arranged for the provision of eight separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of December 31, 2007, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $14.9 million.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•                  Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of December 31, 2007, the Company had mortgage loans and secured term loans outstanding of approximately $619.7 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.8 billion.  In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•                  Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008	$3,629
2009	3,553
2010	3,389
2011	3,287
2012	3,128
Thereafter	38,797

•                                       Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.2 million.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  Limited partners are not entitled to provide notice of redemption prior to April 20, 2008.  Therefore, as of the date of this filing, no information about the number of limited partners wishing to participate in the redemption right is available.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

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

19.                             Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows for the periods indicated below (dollars in thousands):

	Company	Predecessor
	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Comprehensive (loss) income	$(488,152)	$(9,740)	$132,441	$303,281

As of December 31, 2007, the primary component of comprehensive income/(loss), other than net income (loss), was the Company’s mark-to market adjustment on its available-for-sale securities.  Prior to the Merger, the Predecessor also included the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges as components of comprehensive income.

As of December 31, 2007 and 2006, accumulated other comprehensive loss reflected in the Company’s and the Predecessor’s members’ capital/stockholders’ equity on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	December 31, 2007	December 31, 2006
	(Company)	(Predecessor)
Realized/unrealized (loss) gains on available-for-sale securities	$(1,196)	$2,299
Unrealized gains on securities held for deferred compensation	—	170
Realized gains on interest hedges	—	1,584
Realized losses on interest hedges	—	(10,302)
Unrealized losses on interest hedges	—-	(4,601)
Accumulated other comprehensive loss	$(1,196)	$(10,850)

20.                               Related Parties

The Company receives a REIT Management fee from affiliates of its Parent Company, Super LLC, which is calculated on assets managed by the Company.  As of December 31, 2007, total REIT Management fees earned totaled $7.4 million and are included in fee income on the Company’s consolidated Statement of Operations.

The Company also derives fee income from services provided to certain of its joint ventures and other managed properties.  For the period from January 1, 2007 through April 4, 2007, the period from April 5, 2007 through December 31, 2007, the year ended December 31, 2006 and the year ended December 31, 2005, the Company or the Predecessor, as applicable, generated approximately $8.8 million, $14.6 million, $16.7 million and $11.0 million, respectively in fee income.  As of December 31, 2007 and December 31, 2006, the Company and the Predecessor, as applicable, had approximately $7.2 million and $2.7 million, respectively of fee income receivable.

There were approximately $2.9 million of interest free notes receivable from the Company’s affiliates as discussed in Note 9.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As detailed in Note 13, the amounts due to partners of the Company were $90.8 million, and were included in Other Liabilities. There was no interest expense on the amounts due.

21.                               Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2007 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2008	$346,049
2009	307,409
2010	260,455
2011	212,297
2012	173,405
Thereafter	640,458

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included.  Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements.  The Company recognized approximately $82.1 million of contingent rental income for the period from April 5, 2007 through December 31, 2007.  The Predecessor recognized approximately $29.9 million of contingent rental income for the period from January 1, 2007 through April 4, 2007.  Additionally, the Predecessor recognized approximately $110.2 million and $109.7 million contingent rental income for the years ended December 31, 2006 and 2005, respectively.

22.                               Retirement Plan

The Company has, and the Predecessor had, a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company.  Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation.  The Company recorded approximately $0.7 million of expenses for the Savings Plan for the period from April 5, 2007 through December 31, 2007.  The Predecessor recorded approximately $0.3 million of expenses for the Savings Plan for the period from January 1, 2007 through April 4, 2007.  Additionally, for the years ended December 31, 2006 and 2005, the Predecessor’s expense for the Savings Plan was approximately $0.7 million and $0.6 million, respectively.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.            Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income/(Loss)	Net Income Per Share-Basic	Net Income Per Share-Diluted

Year Ended December 31, 2007:
First quarter	$123,405	$24,044	$0.18	$0.17
April 1 – April 4, 2007	7,782	(34,653)	(0.40)	(0.37)
April 5 - June 30, 2007	127,971	2,073	—	—
Third quarter (2)	139,696	13,640	—	—
Fourth quarter (3)	147,000	(502,669)	—	—

Year Ended December 31, 2006:
First quarter	$115,054	$38,509	$0.32	$0.31
Second quarter	112,334	34,669	0.28	0.27
Third quarter	114,315	33,182	0.26	0.25
Fourth quarter	117,847	28,857	0.23	0.22

Year Ended December 31, 2005:
First quarter	$124,785	$38,687	$0.32	$0.32
Second quarter	127,743	40,697	0.34	0.33
Third quarter	112,151	196,045	1.84	1.82
Fourth quarter	109,186	30,895	0.24	0.24

(1) Amounts have been adjusted to give effect to the Company’s/Predecessor’s discontinued operations, in accordance with SFAS No. 144.

(2)  Net Income/(Loss) for this quarter includes a $1.1 million out of period adjustment relating to the accounting for the Company’s swap agreements.

(3)  The result for the fourth quarter includes impairment charges relating to goodwill and real estate assets.

24.                               Subsequent Events

On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain affiliates of the Company and a requirement that, prior to April 30, 2008, CPT Manager Limited (“CPT”) and Centro Properties Limited (“CPL”) must extend the maturity of certain of their indebtedness to a date no earlier than September 30, 2008.  As at the date of this filing, CPT and CPL have not obtained an extension of their indebtedness, although discussions are ongoing with regard to the extension of such facilities.  The applicable margin of the interest rate remained at 1.75%. The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the Termination Date, remains the same under the Revolving Facility Extension Agreement.

On February 14, 2008, BPR Shopping Center, LLC (“BPR LLC”), an indirect subsidiary of the Company, entered into a revolving credit facility (the “Preston Ridge Facility”) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which it can borrow up to $80.0 million (only $40.0 million can be borrowed on or before April 30, 2008).  The Preston Ridge Facility is collateralized by the property owned by BPR LLC known as the Centre at Preston Ridge and has a maturity date of September 30, 2008, subject to certain conditions.  The Preston Ridge Facility is guaranteed by Centro Preston Ridge Member LLC, the sole member of BPR LLC.  Proceeds of the Preston Ridge Facility will be used for development and redevelopment of certain properties and for general cash flow.  The Preston Ridge Facility is cross-defaulted with the Amended July 2007 Revolving Facility, the Super Bridge Loan and certain other credit facilities of affiliates of Super LLC.  Pursuant to certain transactions which occurred on March 28, 2008, BPR LLC and the debt associated therewith were transferred to the Residual Joint Venture.

On March 28, 2008, the Company entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”). The Amendment to Revolving Facility Extension Agreement, among other things, approved (i) an agreement (the “Contribution Agreement”) pursuant to which the Company contributed 49% of its interest in certain subsidiaries owning 31 real properties with an approximate fair market value of $780.0 million to Centro NP Residual Holding LLC (the “Residual Joint Venture”), and distributed 51% of its interest in the transferred entities to its parent, Super LLC, which interest Super LLC contributed to the Residual Joint Venture, and (ii) the assumption of all liabilities relating to the Company’s employees by Centro US Management Joint Venture 2, LP and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of the Company’s properties to the Management Joint Venture (such assumption and distribution, the “Management Services Assumption”).  Note that for accounting purposes, the Management Services Assumption has not been

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflected as occurring immediately after the Merger Date but will be reflected as occurring on March 28, 2008.

On August 1, 2007, Super LLC, the Company’s sole and managing member, entered into an amended and restated loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, for an approximate amount of $2.6 billion (the “Super Bridge Loan”).  As a result of dislocations in the global credit markets shortly after entering into the Super Bridge Loan, Super LLC was unable to obtain long-term financing on satisfactory terms consistent with its long-term strategy and was required to seek an extension of the Super Bridge Loan maturity date. On December 16, 2007, Super LLC entered into a letter agreement (the “Super Bridge Loan First Letter Agreement”) which extended the maturity date of the Super Bridge Loan to February 15, 2008, subject to certain conditions.  In connection with the Super Bridge Loan First Letter Agreement, the applicable spread was increased to a fixed premium of 1.75% and an aggregate extension fee of approximately $18.6 million was charged.

On February 14, 2008, Super LLC entered into a letter agreement (the “Super Bridge Loan Extension Agreement”) further amending the Super Bridge Loan.  The Super Bridge Loan Extension Agreement extended the maturity date (the “Super Bridge Loan Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain affiliates of Super LLC, including the Amended July 2007 Revolving Facility, and a requirement that, prior to April 30, 2008, CPT and CPL must extend the maturity of certain of their indebtedness (as described below) to a date no earlier than September 30, 2008.  The applicable margin of the interest rate remained at 1.75%.  The extension fee under the Super Bridge Loan First Letter Agreement, payable on the Super Bridge Loan Termination Date, remains the same under the Super Bridge Loan Extension Agreement.  The Company is not an obligor under the Super Bridge Loan but the Amended July 2007 Revolving Facility is cross-defaulted with the Super Bridge Loan.

On March 28, 2008, Super LLC entered into another letter agreement with its lenders to permit, among other things, the transactions contemplated by the Contribution Agreement and the Management Services Assumption.

As a result of dislocations in the global credit markets, CPT, one of the ultimate parent investors of the Company, was unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.2 billion.  As a result, CPT, as responsible entity of Centro Property Trust and CPL, also one of the ultimate parent investors of the Company, entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into another extension deed (the “Australian Extension Deed”), which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  The Company is not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

On March 28, 2008, CPT and CPL entered into agreements waiving any actions with regards to any alleged defaults under debt previously placed with United States investors.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Company

Period ended December 31, 2007	$21,947	$3,392	$(4,859)	$20,480

Predecessor

Period ended April 04, 2007	19,386	2,607	(46)	21,947

Year ended December 31, 2006	27,540	(5,415)	(2,739)	19,386

Year ended December 31, 2005	24,239	7,407	(4,106)	27,540

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Expense	Written Off	Balance at End of Period

Reserve for straight-line rents:

Company

Period ended December 31, 2007	$—	$131	$—	$131

Predecessor

Period ended April 04, 2007	1,702	53	(1,755)	$—

Year ended December 31, 2006	1,592	1,449	(1,339)	1,702

Year ended December 31, 2005	3,548	(635)	(1,321)	1,592

CENTRO NP LLC AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Retail
Riverview Plaza	Gadsden, AL	(3,842,698)	3,025,426	5,223,062	4,136,248	3,025,426	9,359,310	12,384,735	(215,106)	2007	Apr-07	40 years
Grants Mill Station	Irondale, AL		1,204,597	1,518,403	136,875	1,204,597	1,655,278	2,859,874	(133,058)	1991	Apr-07	40 years
Kroger	Muscle Shoals, AL		153,999	316,451		153,999	316,451	470,450	(11,694)	1982	Apr-07	40 years
Kroger	Muscle Shoals, AL		606,608	(288,752)		606,608	(288,752)	317,856	(28,917)	1982	Apr-07	40 years
Kroger	Scottsboro, AL		765,072	(521,133)		765,072	(521,133)	243,939	(42,212)	1982	Apr-07	40 years
Country Market	Pine Bluff, AR		10,127	20,872		10,127	20,872	30,998	(25,680)	1981	Apr-07	40 years
Broadway Mesa	Mesa, AZ		3,750,685	1,959,771		3,750,685	1,959,771	5,710,455	(53,427)	1985	Apr-07	40 years
Metro Marketplace	Phoenix, AZ		8,946,382	8,325,929	5,112	8,946,382	8,331,041	17,277,423	(251,679)	2001	Apr-07	40 years
Northmall Centre	Tucson, AZ			(8,824)			(8,824)	(8,824)		1996	Apr-07	40 years
Bakersfield Plaza	Bakersfield, CA		16,225,639	(743,827)	4,589,349	16,225,639	3,845,522	20,071,161	(143,097)	2007	Apr-07	40 years
Burbank Plaza	Burbank, CA			(2,868)	1,929		(939)	(939)		1988	Apr-07	40 years
Carmen Plaza	Camarillo, CA			(7,304)			(7,304)	(7,304)		2000	Apr-07	40 years
Cudahy Plaza	Cudahy, CA		5,373,192	(878,628)		5,373,192	(878,628)	4,494,564	(103,175)	1994	Apr-07	40 years
Arbor Faire	Fresno, CA		9,202,694	17,165,902	31,399	9,202,694	17,197,301	26,399,994	(347,517)	1993	Apr-07	40 years
Broadway Faire	Fresno, CA		4,158,817	10,188,360		4,158,817	10,188,360	14,347,178	(197,875)	1995	Apr-07	40 years
Briggsmore Plaza	Modesto, CA		3,136,752	8,514,343	4,692	3,136,752	8,519,035	11,655,788	(219,335)	1998	Apr-07	40 years
Montebello Plaza	Montebello, CA		23,269,245	14,591,771	14,296	23,269,245	14,606,067	37,875,311	(340,955)	1996	Apr-07	40 years
Metro 580	Pleasanton, CA		21,211,099	16,466,717	20,915	21,211,099	16,487,632	37,698,731	(353,021)	2004	Apr-07	40 years
Rose Pavilion	Pleasanton, CA		32,436,923	58,514,391	20,281	32,436,923	58,534,672	90,971,595	(1,185,746)	2005	Apr-07	40 years
Bristol Plaza	Santa Ana, CA		9,732,202	(6,543)	64,186	9,732,202	57,643	9,789,845	(176,865)	2003	Apr-07	40 years
Arvada Plaza	Arvada, CO	(2,060,469)	2,454,851	4,827,825	16,550	2,454,851	4,844,375	7,299,225	(135,178)	1994	Apr-07	40 years
Villa Monaco	Denver, CO	(9,121,572)	3,303,689	6,885,668		3,303,689	6,885,668	10,189,358	(35,546)	1978	Nov-07	40 years
Superior Marketplace	Superior, CO		12,558,358	49,503,884	20,957	12,558,358	49,524,841	62,083,199	(1,036,858)	2004	Apr-07	40 years
Fox Run Mall	Glastonbury, CT		5,943,233	(1,744,175)		5,943,233	(1,744,175)	4,199,058	(376,430)	2007	Apr-07	40 years
Brooksville Square	Brooksville, FL		7,995,852	2,003,753	6,307,473	7,995,852	8,311,226	16,307,078	(334,996)	2006	Apr-07	40 years
Coconut Creek	Coconut Creek, FL		17,456,097	8,311,218	44,330	17,456,097	8,355,548	25,811,645	(233,322)	2005	Apr-07	40 years
Northgate S.C.	DeLand, FL	(4,608,906)	5,604,966	13,389,270	70,625	5,604,966	13,459,895	19,064,861	(308,420)	1993	Apr-07	40 years
Sun Plaza	Ft. Walton Beach, FL	(9,309,121)	7,832,598	8,761,495		7,832,598	8,761,495	16,594,092	(220,395)	2004	Apr-07	40 years
The Shoppes at Southside	Jacksonville, FL		9,612,958	16,908,043		9,612,958	16,908,043	26,521,001	(422,829)	2004	Apr-07	40 years
Plaza 66	Kenneth City, FL		5,688,818	3,146,672	261,042	5,688,818	3,407,714	9,096,532	(93,994)	1995	Apr-07	40 years
Ventura Downs	Kissimmee, FL		4,893,477	7,849,618		4,893,477	7,849,618	12,743,095	(183,310)	2005	Apr-07	40 years
Leesburg Square	Leesburg, FL		1,319,082	886,279		1,319,082	886,279	2,205,361	(44,624)	1986	Apr-07	40 years
Mall At 163rd Street	Miami, FL		25,359,390	17,327,643	15,399	25,359,390	17,343,042	42,702,433	(618,776)	2007	Apr-07	40 years
Miami Gardens	Miami, FL			(11,761)			(11,761)	(11,761)		1996	Apr-07	40 years
Freedom Square	Naples, FL		12,142,093	12,210,135		12,142,093	12,210,135	24,352,228	(382,137)	1995	Apr-07	40 years
Southgate	New Port Richey, FL		16,035,583	21,674,120	79,550	16,035,583	21,753,670	37,789,253	(603,499)	2004	Apr-07	40 years
Presidential Plaza	North Lauderdale, FL		5,896,441	2,860,605	(292,470)	5,896,441	2,568,135	8,464,575	(85,080)	2006	Apr-07	40 years
Pointe*Orlando	Orlando, FL		16,645,389	110,249,708	535,533	16,645,389	110,785,240	127,430,629	(2,087,297)	2007	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
23rd Street Station	Panama City, FL		3,446,393	9,673,032	150,310	3,446,393	9,823,342	13,269,735	(221,169)	1995	Apr-07	40 years
Pensacola Square	Pensacola, FL		3,394,405	11,679,086	35,000	3,394,405	11,714,086	15,108,491	(261,990)	1995	Apr-07	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	(6,729,180)	3,891,777	8,111,383		3,891,777	8,111,383	12,003,160	(41,874)	1990	Nov-07	40 years
Sarasota Village	Sarasota, FL	(10,850,000)	5,989,299	12,483,114		5,989,299	12,483,114	18,472,413	(64,442)	1998	Nov-07	40 years
Atlantic Plaza	Satellite Beach, FL		3,354,224	8,219,981		3,354,224	8,219,981	11,574,205	(41,206)	2007	Nov-07	40 years
Seminole Plaza	Seminole, FL		6,656,946	6,777,390		6,656,946	6,777,390	13,434,336	(199,129)	1995	Apr-07	40 years
Eagles Park	St. Petersburg, FL		3,258,719	5,030,558	9,150	3,258,719	5,039,708	8,298,427	(172,774)	1986	Apr-07	40 years
Skyway Plaza	St. Petersburg, FL		4,323,465	8,096,664	26,000	4,323,465	8,122,664	12,446,129	(189,213)	2002	Apr-07	40 years
Tyrone Gardens - Consoli	St. Petersburg, FL	(8,742,324)	6,831,383	9,866,058	18,280	6,831,383	9,884,338	16,715,721	(265,523)	1998	Apr-07	40 years
Tarpon Mall	Tarpon Springs, FL			38,728			38,728	38,728		2003	Apr-07	40 years
Augusta West Plaza	Augusta , GA		3,435,636	7,160,678		3,435,636	7,160,678	10,596,314	(36,966)	2006	Nov-07	40 years
Sweetwater Village	Austell, GA		2,677,641	2,019,681		2,677,641	2,019,681	4,697,323	(54,869)	1985	Apr-07	40 years
Cedar Plaza	Cedartown, GA		1,102,113	5,742,819		1,102,113	5,742,819	6,844,932	(132,492)	1994	Apr-07	40 years
Covered Bridge	Clayton, GA	(2,549,197)	1,152,064	3,050,453	3,425	1,152,064	3,053,878	4,205,942	(72,374)	2001	Apr-07	40 years
Habersham Crossing	Cornelia, GA	(3,618,711)	1,949,950	6,594,680		1,949,950	6,594,680	8,544,629	(158,033)	1990	Apr-07	40 years
Covington Gallery	Covington, GA		4,497,155	7,206,102	14,050	4,497,155	7,220,152	11,717,307	(173,686)	1991	Apr-07	40 years
Midway Village	Douglasville, GA		1,857,895	2,271,021		1,857,895	2,271,021	4,128,916	(114,612)	1989	Apr-07	40 years
Westgate	Dublin, GA		1,373,553	5,509,538	27,310	1,373,553	5,536,848	6,910,401	(131,262)	2004	Apr-07	40 years
Banks Station	Fayetteville, GA		5,264,543	10,972,550		5,264,543	10,972,550	16,237,092	(56,644)	2006	Nov-07	40 years
Mableton Walk	Mableton, GA			(13,039)			(13,039)	(13,039)		1994	Apr-07	40 years
Marshalls at Eastlake	Marietta, GA		2,651,438	2,641,120	6,500	2,651,438	2,647,620	5,299,058	(88,004)	1982	Apr-07	40 years
New Chastain Corners	Marietta, GA		3,721,164	9,762,029		3,721,164	9,762,029	13,483,192	(226,859)	2004	Apr-07	40 years
Pavilions at Eastlake	Marietta, GA			(5,581)			(5,581)	(5,581)		1996	Apr-07	40 years
Village At Southlake	Morrow, GA		1,015,173	3,575,658		1,015,173	3,575,658	4,590,831	(93,905)	1983	Apr-07	40 years
Merchants Crossing	Newnan, GA	(4,864,365)	4,431,715	8,361,956	1,106,772	4,431,715	9,468,728	13,900,443	(231,564)	2007	Apr-07	40 years
Creekwood Shopping Center	Rex, GA			(430,013)			(430,013)	(430,013)		1990	Apr-07	40 years
Shops Of Riverdale	Riverdale, GA		917,538	1,054,899	8,300	917,538	1,063,199	1,980,737	(23,236)	1995	Apr-07	40 years
Eisenhower Square	Savannah, GA		2,360,109	9,099,758		2,360,109	9,099,758	11,459,868	(198,087)	1997	Apr-07	40 years
Victory Square	Savannah, GA		6,315,369	11,198,076		6,315,369	11,198,076	17,513,445	(353,251)	2007	Apr-07	40 years
University Commons	Statesboro, GA		468,324	2,341,826		468,324	2,341,826	2,810,150	(50,661)	1994	Apr-07	40 years
Stockbridge Village	Stockbridge, GA			(29,856)			(29,856)	(29,856)		1991	Apr-07	40 years
Stone Mountain Festival	Stone Mountain, GA		8,001,840	17,210,098		8,001,840	17,210,098	25,211,938	(88,313)	2006	Nov-07	40 years
Tift-Town	Tifton, GA		298,147	899,970		298,147	899,970	1,198,117	(31,750)	1965	Apr-07	40 years
Kmart	Atlantic, IA			(801)			(801)	(801)		1980	Apr-07	40 years
Haymarket Mall	Des Moines, IA		5,132,161	7,522,382		5,132,161	7,522,382	12,654,543	(238,061)	2002	Apr-07	40 years
Annex of Arlington	Arlington Heights, IL	(18,571,450)	7,437,601	25,042,358	110	7,437,601	25,042,468	32,480,068	(611,078)	1999	Apr-07	40 years
Festival Center	Bradley, IL	(2,416,184)	290,693	2,057,293		290,693	2,057,293	2,347,986	(53,429)	2006	Apr-07	40 years
Pershing Plaza	Decatur, IL		87,332	3,970,916		87,332	3,970,916	4,058,249	(102,508)	1986	Apr-07	40 years
Elk Grove Town Center	Elk Grove Village, IL			(17,527)			(17,527)	(17,527)		1998	Apr-07	40 years
Freeport Plaza	Freeport, IL		1,612,399	2,894,348		1,612,399	2,894,348	4,506,747	(94,135)	2000	Apr-07	40 years
Westridge Court	Naperville, IL		11,125,200	64,325,951	35	11,125,200	64,325,986	75,451,186	(1,379,207)	2002	Apr-07	40 years
Olympia Corners	Olympia Fields, IL	(5,021,579)	4,664,069	6,770,727		4,664,069	6,770,727	11,434,796	(192,460)	1988	Apr-07	40 years
Elkhart Plaza West	Elkhart, IN		2,022,070	6,132,695		2,022,070	6,132,695	8,154,765	(168,543)	1997	Apr-07	40 years
Elkhart Market Centre	Goshen, IN	(12,290,772)	5,664,641	17,972,619	150,261	5,664,641	18,122,880	23,787,521	(480,579)	1994	Apr-07	40 years
Valley View Plaza	Marion, IN		916,671	2,293,543		916,671	2,293,543	3,210,214	(51,979)	1997	Apr-07	40 years
Knox Plaza	Vincennes, IN		1,009,684	1,300,921		1,009,684	1,300,921	2,310,605	(43,228)	1989	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Wabash Crossing	Wabash, IN		904,985	3,763,208		904,985	3,763,208	4,668,193	(233,988)	2007	Apr-07	40 years
Florence Plaza	Florence, KY		2,607,249	2,893,481	2,049,212	2,607,249	4,942,693	7,549,942	(105,040)	1985	Apr-07	40 years
Florence Square	Florence, KY	(15,106,173)	19,526,801	37,064,219	36,139	19,526,801	37,100,358	56,627,160	(832,963)	2000	Apr-07	40 years
Highland Commons	Glasgow, KY	(3,029,389)	2,656,732	5,479,189		2,656,732	5,479,189	8,135,921	(128,096)	1992	Apr-07	40 years
Jefferson Towne Commons	Jeffersontown, KY		5,947,782	7,477,781	2,410,020	5,947,782	9,887,801	15,835,583	(240,024)	2005	Apr-07	40 years
Mist Lake Plaza	Lexington, KY		11,795,776	7,207,940		11,795,776	7,207,940	19,003,715	(198,330)	1993	Apr-07	40 years
Eastgate Shopping Center	Louisville, KY		8,224,237	10,784,922	8,322	8,224,237	10,793,244	19,017,482	(253,366)	2002	Apr-07	40 years
Piccadilly Shopping Plaza	Louisville, KY		3,789,390	2,063,227	263,440	3,789,390	2,326,668	6,116,057	(65,018)	2006	Apr-07	40 years
Towne Square North	Owensboro, KY		4,990,803	7,353,361	119,048	4,990,803	7,472,409	12,463,212	(193,983)	1988	Apr-07	40 years
Lexington Road Plaza	Versailles, KY	(5,709,258)	4,372,189	12,158,233	1,429,886	4,372,189	13,588,118	17,960,307	(290,097)	2007	Apr-07	40 years
Iberia Plaza	New Iberia, LA		782,119	6,611,632		782,119	6,611,632	7,393,751	(163,304)	1992	Apr-07	40 years
Lagniappe Village	New Iberia, LA		1,461,578	7,594,714		1,461,578	7,594,714	9,056,292	(171,060)	1990	Apr-07	40 years
The Pines	Pineville, LA		3,015,502	6,285,019		3,015,502	6,285,019	9,300,522	(32,446)	1991	Nov-07	40 years
Holyoke Shopping Center	Holyoke, MA		6,140,219	6,040,316		6,140,219	6,040,316	12,180,535	(168,287)	2000	Apr-07	40 years
Liberty Plaza	Randallstown, MD		4,793,337	424,424	976,728	4,793,337	1,401,152	6,194,489	(61,363)	2007	Apr-07	40 years
Rising Sun Towne Centre	Rising Sun, MD		5,240,224	10,179,938	3,227	5,240,224	10,183,164	15,423,389	(212,284)	2007	Apr-07	40 years
Maple Village	Ann Arbor, MI			(924)			(924)	(924)		2000	Apr-07	40 years
Grand Crossing	Brighton, MI		2,043,079	5,360,195	1,714	2,043,079	5,361,909	7,404,988	(138,113)	2005	Apr-07	40 years
Farmington Crossroads	Farmington, MI		4,060,653	5,025,940		4,060,653	5,025,940	9,086,593	(135,609)	1986	Apr-07	40 years
Silver Lake	Fenton, MI		1,839,686	8,294,220		1,839,686	8,294,220	10,133,906	(221,819)	1996	Apr-07	40 years
Silver Pointe Shopping Center	Fenton, MI	(6,824,520)	1,877,941	7,327,090		1,877,941	7,327,090	9,205,031	(168,357)	1996	Apr-07	40 years
Fremont	Fremont, MI		1,812,425	655,597	317,066	1,812,425	972,663	2,785,088	(46,410)	2007	Apr-07	40 years
Cascade East	Grand Rapids, MI			(6,534)			(6,534)	(6,534)		1983	Apr-07	40 years
Kentwood	Kentwood, MI		1,462,721	1,022,713		1,462,721	1,022,713	2,485,434	(32,785)	1987	Apr-07	40 years
Hampton Village Centre	Rochester Hills, MI	(29,858,364)	13,097,907	56,079,115	64,550	13,097,907	56,143,665	69,241,572	(1,125,919)	2004	Apr-07	40 years
Hall Road Crossing	Shelby Township, MI		6,116,279	15,866,605	26,300	6,116,279	15,892,905	22,009,184	(373,999)	1999	Apr-07	40 years
Harvest Place	Stevensville, MI		1,057,893	4,547,937		1,057,893	4,547,937	5,605,830	(109,208)	1994	Apr-07	40 years
West Ridge Shopping Center	Westland, MI	(10,660,250)	5,505,020	7,862,135	260,000	5,505,020	8,122,135	13,627,156	(209,414)	1989	Apr-07	40 years
Westland Crossing	Westland, MI		2,197,548	2,640,310		2,197,548	2,640,310	4,837,858	(173,082)	1999	Apr-07	40 years
University IV	Spring Lake Park, MN	(1,575,473)	478,653	624,800		478,653	624,800	1,103,453	(54,444)	1988	Apr-07	40 years
Clinton Shopping Center	Clinton, MS		1,778,476	4,973,316		1,778,476	4,973,316	6,751,792	(24,409)	2007	Nov-07	40 years
Macon Plaza	Franklin, NC		3,399,245	1,378,958	5,600	3,399,245	1,384,558	4,783,804	(60,321)	2001	Apr-07	40 years
Foothills Market	Jonesville, NC		427,340	1,818,690		427,340	1,818,690	2,246,030	(39,808)	1996	Apr-07	40 years
Chapel Square	Kannapolis, NC	(1,166,793)	529,415	1,890,340		529,415	1,890,340	2,419,755	(43,220)	1992	Apr-07	40 years
Kinston Pointe	Kinston, NC		1,321,903	8,320,253	24,800	1,321,903	8,345,053	9,666,955	(229,734)	2001	Apr-07	40 years
Roxboro Square	Roxboro, NC		1,766,782	6,006,499		1,766,782	6,006,499	7,773,280	(126,442)	2005	Apr-07	40 years
Siler Crossing	Siler City, NC		1,497,519	2,716,542		1,497,519	2,716,542	4,214,061	(79,057)	1988	Apr-07	40 years
Crossroads Center	Statesville, NC			(21,481)			(21,481)	(21,481)		1997	Apr-07	40 years
Thomasville Crossing	Thomasville, NC		1,318,076	6,468,181		1,318,076	6,468,181	7,786,257	(180,680)	1996	Apr-07	40 years
Anson Station	Wadesboro, NC		1,130,582	2,889,262	48,500	1,130,582	2,937,762	4,068,345	(92,383)	1988	Apr-07	40 years
Roanoke Landing	Williamston, NC		1,069,911	2,129,842		1,069,911	2,129,842	3,199,753	(53,898)	1991	Apr-07	40 years
Laurel Square	Brick, NJ		11,783,875	27,323,761	44,875	11,783,875	27,368,636	39,152,511	(608,449)	2003	Apr-07	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ		11,000,000	4,889,287		11,000,000	4,889,287	15,889,287	(577,902)	2007	Apr-07	40 years
A&P Fresh Market	Clark, NJ			1,175,554			1,175,554	1,175,554	(223,079)	2007	Apr-07	40 years
Hamilton Plaza - Kmart Plaza	Hamilton, NJ		3,790,930	9,667,854	27,063	3,790,930	9,694,917	13,485,847	(263,864)	1972	Apr-07	40 years
Middletown Plaza	Middletown, NJ		12,226,323	36,411,558	65,995	12,226,323	36,477,553	48,703,875	(742,602)	2002	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Tinton Falls Plaza	Tinton Falls, NJ		3,879,169	11,318,922	102,757	3,879,169	11,421,679	15,300,848	(259,759)	2006	Apr-07	40 years
Paseo del Norte - SOLD	Albuquerque, NM		2,849,522	1,384,373		2,849,522	1,384,373	4,233,895	(28,804)	2004	Apr-07	40 years
Socorro	Socorro, NM	(1,371,617)	655,334	4,590,045		655,334	4,590,045	5,245,379	(95,448)	1976	Apr-07	40 years
Renaissance Center East	Las Vegas, NV			(7,678)			(7,678)	(7,678)		2006	Apr-07	40 years
Kietzke Center	Reno, NV		10,115,031	4,422,900	205,093	10,115,031	4,627,993	14,743,025	(109,317)	2007	Apr-07	40 years
Cortlandville Plaza	Cortland, NY		705,158	2,268,246		705,158	2,268,246	2,973,404	(63,911)	2003	Apr-07	40 years
Kmart Plaza	De Witt, NY		2,440,225	5,181,217		2,440,225	5,181,217	7,621,442	(186,048)	1970	Apr-07	40 years
Unity Plaza	East Fishkill, NY		6,866,928	13,320,846		6,866,928	13,320,846	20,187,775	(330,178)	2005	Apr-07	40 years
Elmira Plaza	Elmira, NY		437,674	1,192,174		437,674	1,192,174	1,629,848	(38,438)	2001	Apr-07	40 years
Stewart Plaza	Garden City, NY		13,447,584	16,046,944	32,625	13,447,584	16,079,569	29,527,153	(362,455)	1990	Apr-07	40 years
Pyramid Mall	Geneva, NY		1,370,086	4,002,236	5,222,308	1,370,086	9,224,543	10,594,629	(248,534)	2006	Apr-07	40 years
Transit Road Plaza	Lockport, NY		686,085	9,239,336	42,000	686,085	9,281,336	9,967,421	(235,688)	2005	Apr-07	40 years
Sunshine Square	Medford, NY	(6,802,256)	12,609,167	14,611,189	4,018,666	12,609,167	18,629,855	31,239,022	(469,297)	2007	Apr-07	40 years
Wallkill Plaza	Middletown, NY		6,396,354	23,812,876		6,396,354	23,812,876	30,209,230	(578,109)	2005	Apr-07	40 years
Monroe Shoprite Plaza	Monroe, NY		3,921,304	13,640,842		3,921,304	13,640,842	17,562,146	(301,414)	1985	Apr-07	40 years
Rockland Plaza	Nanuet, NY		34,300,542	37,094,811	4,375,009	34,300,542	41,469,820	75,770,362	(886,975)	2006	Apr-07	40 years
Mohawk Acres	Rome, NY		4,042,860	9,966,131	30,045	4,042,860	9,996,176	14,039,037	(259,202)	2005	Apr-07	40 years
Price Chopper Plaza	Rome, NY		862,726	1,483,928		862,726	1,483,928	2,346,654	(38,811)	2007	Apr-07	40 years
Village Center	Smithtown, NY	(4,016,577)	8,629,297	19,330,119	1,548,485	8,629,297	20,878,605	29,507,902	(476,673)	2005	Apr-07	40 years
Springbrook Plaza	Canton, OH		3,438,801	10,591,072		3,438,801	10,591,072	14,029,873	(261,379)	1989	Apr-07	40 years
Brentwood Plaza	Cincinnati, OH		5,286,124	16,282,402	51,641	5,286,124	16,334,043	21,620,168	(465,437)	2004	Apr-07	40 years
Delhi Shopping Center	Cincinnati, OH		3,778,442	10,938,273	1,015	3,778,442	10,939,288	14,717,730	(256,040)	2002	Apr-07	40 years
Harpers Station	Cincinnati, OH		5,421,350	20,908,823	11,046	5,421,350	20,919,869	26,341,220	(538,970)	2000	Apr-07	40 years
Hillcrest Square	Cincinnati, OH		4,156,612	(8,682)	44,999	4,156,612	36,317	4,192,930	(1)	1996	Apr-07	40 years
Western Hills Plaza	Cincinnati, OH		6,222,565	27,808,139	315,408	6,222,565	28,123,547	34,346,112	(702,914)	1989	Apr-07	40 years
Western Village	Cincinnati, OH		3,274,352	10,521,516	548,744	3,274,352	11,070,260	14,344,611	(320,609)	2005	Apr-07	40 years
Crown Point	Columbus, OH			(7,617)			(7,617)	(7,617)		1998	Apr-07	40 years
Greentree Shopping Center	Columbus, OH	(4,915,105)	4,313,398	10,744,068	42,009	4,313,398	10,786,077	15,099,475	(303,064)	2005	Apr-07	40 years
Karl Plaza	Columbus, OH	(3,644,091)	2,068,892	4,398,850		2,068,892	4,398,850	6,467,742	(122,498)	1992	Apr-07	40 years
South Towne Centre	Dayton, OH		6,991,885	24,590,173		6,991,885	24,590,173	31,582,058	(871,754)	2007	Apr-07	40 years
The Vineyards	Eastlake, OH	(7,738,634)	1,112,891	4,094,208		1,112,891	4,094,208	5,207,099	(98,444)	1989	Apr-07	40 years
Midway Crossing	Elyria, OH		5,299,607	10,660,940	623,787	5,299,607	11,284,726	16,584,333	(284,832)	2007	Apr-07	40 years
Midway Market Square	Elyria, OH	(14,805,109)	6,932,338	20,977,474		6,932,338	20,977,474	27,909,811	(514,538)	2001	Apr-07	40 years
New Boston	New Boston, OH		1,748,328	1,525,015	2,116,094	1,748,328	3,641,109	5,389,437	(119,907)	2000	Apr-07	40 years
Great Eastern Shopping Plaza	Northwood, OH		2,831,232	5,900,955		2,831,232	5,900,955	8,732,187	(30,463)	1956	Nov-07	40 years
Surrey Square Mall	Norwood, OH		3,300,000	10,340,982		3,300,000	10,340,982	13,640,982	(291,906)	2007	Apr-07	40 years
Market Place	Piqua, OH		1,896,630	314,773	2,806,142	1,896,630	3,120,914	5,017,545	(125,972)	2007	Apr-07	40 years
Starlite Plaza	Sylvania, OH		1,753,116	11,565,028	76,909	1,753,116	11,641,937	13,395,053	(280,050)	2000	Apr-07	40 years
Alexis Park	Toledo, OH		1,052,211	3,620,618	51,316	1,052,211	3,671,934	4,724,145	(99,153)	1988	Apr-07	40 years
Miracle Mile Shopping Plaza	Toledo, OH		5,792,241	12,154,964		5,792,241	12,154,964	17,947,204	(62,666)	2007	Nov-07	40 years
Southland Shopping Plaza	Toledo, OH		2,559,016	8,554,111	2,500	2,559,016	8,556,611	11,115,627	(265,772)	1988	Apr-07	40 years
Marketplace	Tulsa, OK	(8,675,055)	8,697,990	12,880,570		8,697,990	12,880,570	21,578,560	(296,819)	1992	Apr-07	40 years
Bethel Park	Bethel Park, PA		7,434,176	16,294,753		7,434,176	16,294,753	23,728,929	(439,341)	2004	Apr-07	40 years
New Britain Village Square	Chalfont, PA		7,542,901	22,401,113	19,995	7,542,901	22,421,108	29,964,010	(454,366)	1989	Apr-07	40 years
Harveys	Clearfield, PA		250,252	87,568		250,252	87,568	337,820	(57,033)	1982	Apr-07	40 years
Laurel Mall	Connellsville, PA			3,804,531			3,804,531	3,804,531	(84,976)	1970	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Dickson City Crossings	Dickson City, PA	35,086	8,762,672	36,989,895	5,000	8,762,672	36,994,895	45,757,568	(799,769)	1997	Apr-07	40 years
Dillsburg Shopping Cente	Dillsburg, PA		6,836,416	20,064,381	71,596	6,836,416	20,135,977	26,972,393	(426,791)	2007	Apr-07	40 years
New Garden Shopping Center	Kennett Square, PA		2,099,634	15,568,054	53,248	2,099,634	15,621,302	17,720,936	(363,369)	2001	Apr-07	40 years
Stone Mill Plaza	Lancaster, PA		1,733,390	13,685,152	47,521	1,733,390	13,732,672	15,466,063	(270,204)	1993	Apr-07	40 years
Ivyridge	Philadelphia, PA		4,237,414	14,722,389		4,237,414	14,722,389	18,959,803	(324,030)	2006	Apr-07	40 years
Roosevelt Mall	Philadelphia, PA		14,588,350	100,987,844	131,700	14,588,350	101,119,544	115,707,894	(2,259,703)	1988	Apr-07	40 years
Hampton Square	Southampton, PA		1,121,291	5,200,212		1,121,291	5,200,212	6,321,502	(109,472)	2002	Apr-07	40 years
Hunt River Commons	North Kingstown, RI	(7,027,708)	6,440,181	12,554,413	4,455	6,440,181	12,558,869	18,999,050	(281,799)	1989	Apr-07	40 years
Circle Center	Hilton Head, SC		3,563,129	5,975,013		3,563,129	5,975,013	9,538,142	(123,948)	2000	Apr-07	40 years
Lexington Town Square	Lexington, SC		1,700,472	2,970,307	7,230	1,700,472	2,977,537	4,678,008	(115,471)	1995	Apr-07	40 years
Festival Centre	North Charleston, SC		8,757,402	1,758,357	167,098	8,757,402	1,925,454	10,682,856	(158,964)	2004	Apr-07	40 years
Hillcrest Shopping Center	Spartanburg, SC	(17,002,980)	5,286,085	35,345,811		5,286,085	35,345,811	40,631,895	(824,283)	2007	Apr-07	40 years
Shoppes at Hickory Hollow	Antioch, TN	(10,815,621)	4,468,257	9,643,032	248,910	4,468,257	9,891,942	14,360,199	(231,021)	1986	Apr-07	40 years
Congress Crossing	Athens, TN		2,743,650	7,703,926	1,062,364	2,743,650	8,766,291	11,509,940	(219,210)	1990	Apr-07	40 years
St. Elmo Central	Chattanooga, TN		1,423,263	4,204,525		1,423,263	4,204,525	5,627,788	(106,642)	1995	Apr-07	40 years
Saddletree Village	Columbia, TN	(1,288,771)	679,488	1,504,628	10,428	679,488	1,515,055	2,194,544	(44,200)	1990	Apr-07	40 years
West Towne Square	Elizabethton, TN		2,495,354	16,569		2,495,354	16,569	2,511,923	(70,040)	2007	Apr-07	40 years
Greeneville Commons	Greeneville, TN		3,161,705	13,094,422		3,161,705	13,094,422	16,256,127	(293,624)	2002	Apr-07	40 years
Hazel Path Commons	Hendersonville, TN		4,410,237	4,038,912	7,520	4,410,237	4,046,432	8,456,669	(173,795)	1989	Apr-07	40 years
Kimball Crossing	Kimball, TN		3,418,601	16,170,181		3,418,601	16,170,181	19,588,783	(367,161)	1997	Apr-07	40 years
Chapman-Ford Crossing	Knoxville, TN		5,712,871	1,818,007	3,356,834	5,712,871	5,174,841	10,887,712	(93,127)	2007	Apr-07	40 years
Farrar Place Shopping Center	Manchester, TN		1,369,301	1,165,567		1,369,301	1,165,567	2,534,868	(35,422)	1989	Apr-07	40 years
Memphis Commons	Memphis, TN	(17,409,840)	12,078,545	20,842,911		12,078,545	20,842,911	32,921,457	(439,180)	1997	Apr-07	40 years
Shelby Square	Memphis, TN		1,867,361	3,892,021		1,867,361	3,892,021	5,759,382	(20,092)	1989	Nov-07	40 years
Apison Crossing	Ooltewah, TN		368,692	1,034,188		368,692	1,034,188	1,402,879	(26,929)	1997	Apr-07	40 years
Madison Street Station	Shelbyville,TN		970,127	2,570,636		970,127	2,570,636	3,540,763	(70,469)	1999	Apr-07	40 years
Palm Plaza	Aransas, TX	(1,173,093)	1,305,961	1,699,389		1,305,961	1,699,389	3,005,349	(62,668)	2002	Apr-07	40 years
Bardin Place Center	Arlington, TX			(14,233)			(14,233)	(14,233)		1993	Apr-07	40 years
Parmer Crossing	Austin, TX		4,594,264	10,050,441		4,594,264	10,050,441	14,644,705	(51,410)	2004	Nov-07	40 years
Baytown Shopping Center	Baytown, TX	(3,555,375)	1,144,575	6,533,886		1,144,575	6,533,886	7,678,461	(150,932)	1987	Apr-07	40 years
Harwood Central Village	Bedford, TX	(9,050,000)	3,696,512	7,796,675		3,696,512	7,796,675	11,493,187	(40,157)	1986	Nov-07	40 years
Cedar Bellaire	Bellaire, TX	(2,068,254)	2,691,539	2,477,483		2,691,539	2,477,483	5,169,022	(57,401)	1994	Apr-07	40 years
El Camino	Bellaire, TX	(1,649,550)	3,063,937	1,139,473		3,063,937	1,139,473	4,203,409	(29,232)	2007	Apr-07	40 years
Rice Bellaire	Bellaire, TX			(3,172)			(3,172)	(3,172)		2000	Apr-07	40 years
Brenham Four Corners	Brenham, TX	(4,295,326)	1,545,928	8,791,759		1,545,928	8,791,759	10,337,687	(194,643)	1997	Apr-07	40 years
Bryan Square	Bryan, TX	(721,904)	372,132	422,666		372,132	422,666	794,798	(8,519)	2001	Apr-07	40 years
Townshire	Bryan, TX		3,050,758	5,651,028		3,050,758	5,651,028	8,701,786	(120,357)	2002	Apr-07	40 years
Rock Prairie Crossing	College Station, TX			(7,267)			(7,267)	(7,267)		2002	Apr-07	40 years
Carmel Village	CorpusChristi, TX	(2,490,567)	1,559,767	4,358,868		1,559,767	4,358,868	5,918,636	(115,298)	1993	Apr-07	40 years
Five Points	CorpusChristi, TX	(6,497,132)	4,236,862	12,822,346		4,236,862	12,822,346	17,059,208	(458,008)	1993	Apr-07	40 years
Claremont Village	Dallas, TX	(2,057,425)	1,177,880	3,899,600	39,848	1,177,880	3,939,448	5,117,328	(82,787)	1976	Apr-07	40 years
Jeff Davis	Dallas, TX	(2,273,996)	1,956,239	3,374,523		1,956,239	3,374,523	5,330,762	(93,335)	1975	Apr-07	40 years
Spring Valley Crossing	Dallas, TX		2,005,038	4,193,171		2,005,038	4,193,171	6,198,209	(21,633)	2002	Nov-07	40 years
Stevens Park Village	Dallas, TX	(1,949,140)	829,208	4,059,557		829,208	4,059,557	4,888,764	(85,086)	1974	Apr-07	40 years
Webb Royal	Dallas, TX	(3,248,566)	2,374,772	5,836,399	93,719	2,374,772	5,930,118	8,304,890	(160,605)	1992	Apr-07	40 years
Wynnewood Village	Dallas, TX	(16,423,307)	9,006,369	32,057,412	418,504	9,006,369	32,475,916	41,482,285	(927,914)	2006	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement
Parktown	Deer Park, TX	(3,591,470)	1,920,088	7,656,160	12,097	1,920,088	7,668,257	9,588,346	(175,802)	1999	Apr-07	40 years
Kenworthy Crossing	El Paso, TX		1,174,052	3,696,954		1,174,052	3,696,954	4,871,006	(96,739)	2003	Apr-07	40 years
Yarbrough	El Paso, TX		723,499	424,283		723,499	424,283	1,147,782	(11,983)	1995	Apr-07	40 years
Ridglea Plaza	Fort Worth, TX		4,168,173	14,616,285		4,168,173	14,616,285	18,784,458	(69,533)	1990	Nov-07	40 years
The Centre at Preston Ridge	Frisco, TX		30,110,489	125,211,293		30,110,489	125,211,293	155,321,781	(1,537,313)	2003	Aug-07	40 years
The Market at Preston Ridge	Frisco, TX		4,406,115	4,754,981		4,406,115	4,754,981	9,161,096	(103,729)	2003	Apr-07	40 years
Forest Hills	Ft.Worth, TX	(1,028,713)	658,039	1,700,841	30,000	658,039	1,730,840	2,388,880	(56,825)	1968	Apr-07	40 years
Westcliff	Ft.Worth, TX		1,664,182	4,123,068		1,664,182	4,123,068	5,787,250	(118,645)	1999	Apr-07	40 years
Village Plaza	Garland, TX	(4,096,803)	2,450,037	7,933,878	39,303	2,450,037	7,973,181	10,423,218	(224,000)	2002	Apr-07	40 years
North Hills Village	Haltom City ,TX	(1,118,951)	889,011	917,166		889,011	917,166	1,806,176	(31,290)	1998	Apr-07	40 years
Highland Village Town Center	Highland Village, TX	(5,125,516)	4,391,028	8,550,174		4,391,028	8,550,174	12,941,202	(182,983)	1996	Apr-07	40 years
Antoine Square	Houston, TX		640,224	2,522,940		640,224	2,522,940	3,163,164	(72,750)	2007	Apr-07	40 years
Bay Forest	Houston, TX	(2,887,614)	2,938,227	4,517,241		2,938,227	4,517,241	7,455,468	(104,482)	2004	Apr-07	40 years
Braes Heights	Houston, TX	(7,157,674)	7,029,204	11,942,707		7,029,204	11,942,707	18,971,911	(256,928)	2003	Apr-07	40 years
Braes Link	Houston, TX		1,599,764	6,563,754		1,599,764	6,563,754	8,163,519	(132,556)	1999	Apr-07	40 years
Braes Oaks	Houston, TX	(1,682,035)	2,867,233	1,716,181		2,867,233	1,716,181	4,583,415	(50,312)	1992	Apr-07	40 years
Braesgate	Houston, TX		2,523,719	3,489,960		2,523,719	3,489,960	6,013,679	(85,880)	1997	Apr-07	40 years
Broadway	Houston, TX	(2,331,749)	685,958	4,298,993	104,485	685,958	4,403,478	5,089,436	(140,802)	2006	Apr-07	40 years
Clear Lake Camino South	Houston, TX	(5,656,115)	4,373,986	12,033,694		4,373,986	12,033,694	16,407,680	(266,093)	2004	Apr-07	40 years
Hearthstone Corners	Houston, TX		14,274,051	3,687,438	29,965	14,274,051	3,717,403	17,991,453	(138,028)	1998	Apr-07	40 years
Huntington Village	Houston, TX	(2,887,614)	2,087,786	4,114,484	529,212	2,087,786	4,643,697	6,731,482	(165,167)	2007	Apr-07	40 years
Jester Village	Houston, TX		2,563,512	4,180,627	16,615	2,563,512	4,197,242	6,760,754	(109,536)	1988	Apr-07	40 years
Lazybrook	Houston, TX	(378,999)	184,026	866,784		184,026	866,784	1,050,810	(20,914)	1988	Apr-07	40 years
Maplewood Mall	Houston, TX	(3,068,090)	6,179,314	1,586,177	5,102	6,179,314	1,591,279	7,770,593	(69,822)	2004	Apr-07	40 years
Merchants Park	Houston, TX		3,585,225	16,751,372	2,628	3,585,225	16,754,000	20,339,225	(406,076)	2006	Apr-07	40 years
North 45 Plaza	Houston, TX	(2,418,377)	2,317,859	5,296,273		2,317,859	5,296,273	7,614,132	(192,858)	1975	Apr-07	40 years
Northgate	Houston, TX	(884,332)	116,187	280,526		116,187	280,526	396,713	(14,487)	1972	Apr-07	40 years
Northshore East	Houston, TX	(5,269,896)	1,681,115	11,432,364		1,681,115	11,432,364	13,113,480	(240,487)	2001	Apr-07	40 years
Northtown Plaza	Houston, TX	(7,219,036)	3,596,635	14,634,664		3,596,635	14,634,664	18,231,299	(403,080)	1990	Apr-07	40 years
Northwood	Houston, TX		2,041,964	8,487,799		2,041,964	8,487,799	10,529,763	(250,098)	1972	Apr-07	40 years
Pinemont Shopping Center	Houston, TX		1,716,584	5,065,398	58,235	1,716,584	5,123,633	6,840,217	(133,092)	1999	Apr-07	40 years
Sharpstown Plaza	Houston, TX		2,392,330	5,397,257		2,392,330	5,397,257	7,789,587	(116,127)	2005	Apr-07	40 years
Tanglewilde	Houston, TX	(3,465,137)	5,440,545	3,587,661		5,440,545	3,587,661	9,028,206	(97,789)	1998	Apr-07	40 years
Tidwell Place	Houston, TX	(1,443,807)	779,271	3,456,444		779,271	3,456,444	4,235,715	(93,684)	1991	Apr-07	40 years
Westheimer Commons	Houston, TX	(8,482,367)	14,590,509	7,040,193	124,036	14,590,509	7,164,228	21,754,737	(194,337)	1995	Apr-07	40 years
Northshore West	Houston, TX		3,883,000	8,102,600		3,883,000	8,102,600	11,985,600	(41,819)	1997	Nov-07	40 years
Washington Square	Kaufman, TX	(1,479,902)	618,074	3,022,318		618,074	3,022,318	3,640,392	(76,068)	1978	Apr-07	40 years
League City	League City, TX	(1,804,759)	2,134,439	976,768		2,134,439	976,768	3,111,207	(81,344)	1992	Apr-07	40 years
Jefferson Park	Mount Pleasant, TX	(3,717,804)	883,434	7,851,293	9,391	883,434	7,860,684	8,744,118	(193,156)	2001	Apr-07	40 years
Odessa-Winwood Town Center	Odessa, TX	(15,283,560)	5,947,074	20,056,786	238,635	5,947,074	20,295,421	26,242,494	(422,109)	2002	Apr-07	40 years
Parkview East	Pasadena, TX	(1,368,007)	812,903	1,010,695		812,903	1,010,695	1,823,598	(29,226)	2002	Apr-07	40 years
Parkview West	Pasadena, TX	(1,599,016)	551,278	1,470,210	24,247	551,278	1,494,457	2,045,735	(68,415)	2005	Apr-07	40 years
Pearland Plaza	Pearland, TX		2,471,533	12,109,044		2,471,533	12,109,044	14,580,577	(282,183)	1995	Apr-07	40 years
Market Plaza	Plano, TX		11,522,017	15,426,895	7,078	11,522,017	15,433,973	26,955,990	(339,384)	2002	Apr-07	40 years
Klein Square	Spring, TX	(2,743,234)	1,347,135	5,208,087	33,206	1,347,135	5,241,294	6,588,429	(123,813)	1999	Apr-07	40 years
Texas City Bay	Texas City, TX	(7,363,417)	1,567,419	16,394,411		1,567,419	16,394,411	17,961,829	(376,832)	2005	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial Cost to Company		Cost Capitalized Subsequent to	Gross Amount at Which Carried at the Close of the Period						Life on Which Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed	Acquired	Statement

Windvale	The Woodlands, TX		4,997,240	10,415,429		4,997,240	10,415,429	15,412,670	(53,768)	2002	Nov-07	40 years
Hanover Square	Mechanicsville, VA		6,992,397	10,459,300		6,992,397	10,459,300	17,451,697	(238,350)	1991	Apr-07	40 years
Jefferson Green	Newport News, VA		4,743,353	3,855,968	5,825	4,743,353	3,861,793	8,605,146	(79,869)	1988	Apr-07	40 years
VA-KY Regional SC	Norton, VA		1,785,521	2,792,406	25,000	1,785,521	2,817,406	4,602,928	(72,240)	1996	Apr-07	40 years
Cave Spring Corners	Roanoke, VA			(14,369)			(14,369)	(14,369)		2005	Apr-07	40 years
Lakeside Plaza	Salem, VA		2,320,013	6,153,578		2,320,013	6,153,578	8,473,591	(126,422)	1989	Apr-07	40 years
Ridgeview Centre	Wise, VA		1,862,713	7,054,395		1,862,713	7,054,395	8,917,108	(153,499)	2005	Apr-07	40 years
Paradise Pavilion	West Bend, WI			(10,709)			(10,709)	(10,709)		2000	Apr-07	40 years
Cheyenne Plaza	Cheyenne, WY	(4,662,019)	4,266,725	6,245,906	58,254	4,266,725	6,304,161	10,570,886	(180,114)	1995	Apr-07	40 years

Other
Apopka Commons	Apopka, FL		3,490,000	2,899,286		3,490,000	2,899,286	6,389,286	(78,860)		Apr-07	LAND
Nine Mile Square	Pensacola, FL		2,508,609	4,174,636	704,624	2,508,609	4,879,259	7,387,868	(117,585)		Apr-07	LAND
Atlanta Corporate Office	Atlanta, GA				11,797		11,797	11,797				40 years
Denham Springs Plaza	DenhamSprings, LA		790,000	2,060,378	24,304	790,000	2,084,681	2,874,681	(51,001)		Apr-07	LAND
Farmington Hills Corporate Office	Farmington, MI				1,485		1,485	1,485				40 years
North Central Avenue	Hartsdale, NY		200,000			200,000	0	200,000			Apr-07	LAND
Akron Land	Akron, OH		850,000			850,000	0	850,000			Apr-07	LAND
Brandt Pike Place	Dayton, OH		2,220,000	922,377	1,684,415	2,220,000	2,606,792	4,826,792	(66,384)		Apr-07	LAND
Northgate Plaza	Westerville, OH		1,150,000		1,800,169	1,150,000	1,800,169	2,950,169	(40,616)		Apr-07	LAND
Houston Corporate Office	Houston, TX				15,561		15,561	15,561				40 years
Various					162,022,872		162,022,872	162,022,872
		(451,674,678)	1,200,342,777	2,543,222,289	221,455,368	1,200,342,777	2,764,677,657	3,965,020,433 (1)	(60,589,749)

(1)   The total aggregate cost for federal tax purposes is $3,985,915.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

	Company	Predecessor
	Period Ended December 31, 2007	Period Ended April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

[a] Reconciliation of total real estate carrying value is as follows:

Balance at beginning of year	$—	$3,565,754	$3,393,078	$3,988,190

Acquisitions and improvements	4,995,882	89,660	291,547	369,769

Impact of FIN 46 consolidation	18	119	18,820	(8,950)

Real estate held for sale	(695)	(832)	(49,413)	(78,484)

Impairment of real estate	(27,294)	—	—	(859)

Cost of property sold or transferred to joint ventures	(1,002,889)	(3,653,941)	(85,637)	(875,274)

Write-off of fully depreciated assets	(2)	(760)	(2,641)	(1,314)

Balance at end of year	$3,965,020	$—	$3,565,754	$3,393,078

Total cost for federal tax purposes at end of each year	$3,985,915		$3,192,731	$3,059,228

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$—	$430,207	$376,816	$428,427

Depreciation expense	69,887	20,497	75,444	69,097

Impact of FIN 46 consolidation	—	190	202	(420)

Property sold or transferred to joint ventures	(9,297)	(450,229)	(16,393)	(104,514)

Write-off of fully depreciated assets	—	(487)	(1,877)	(716)

Real estate held for sale	—	(178)	(3,985)	(15,058)

Balance at end of year	$60,590	$—	$430,207	$376,816

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

MORTGAGE LOANS ON REAL ESTATE

(in thousands)

SCHEDULE IV

December 31, 2007

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages

Promissory note	—	Anytime 2008	Principal payable upon maturity	—	$1,451	$1,451

Promissory note	—	Anytime 2008	Principal payable upon maturity	—	1,415	1,415

Leasehold mortgage, collateralized by a tenant lease in D&F Plaza in Dunkirk, NY	12%	5/1/2008	Interest and principal payable monthly	—	1,000	370

Leasehold mortgage, collateralized by a tenant lease in Mohawk Acres in Rome, NY	10%	5/1/2010	Interest and principal payable monthly	—	450	161

					$4,316	$3,397

Note: Column H is not applicable

	Company	Predecessor
	Period Ended December 31, 2007	Period Ended April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Balance, beginning of period	$625	$4,412	$795	$8,881

Additions during period: New loans	2,866	—	3,745	—

Reductions during period: Collection of principal	(94)	(3,787)	(128)	(8,086)

Balance, end of period	$3,397	$625	$4,412	$795

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRO NP LLC
(Registrant)

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer
Dated: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn J. Rufrano	Chief Executive Officer (principal executive	April 15, 2008
Glenn J. Rufrano	officer) of Centro NP LLC

/s/ John Braddon	Chief Financial Officer and Executive	April 15, 2008
John Braddon

Vice President (principal financial officer) of
Centro NP LLC and Director of Centro Watt
America Reit 17A, Inc., Centro Watt America Reit
15A, Inc. and Centro New Plan Inc., each a
member of Super LLC, the sole and Managing
Member of Centro NP LLC

/s/ Steve Splain	Vice President and Chief	April 15, 2008
Steven Splain	Accounting Officer (principal accounting officer)

/s/ John Hutchinson	Director of Centro Watt America Reit 17A, Inc.,	April 15, 2008
John Hutchinson	Centro Watt America Reit 15A, Inc. and Centro New Plan Inc., each a member of Super LLC, the sole and Managing Member of Centro NP LLC

/s/ John van de Waterbeemd	Director of Centro Watt America Reit 17A, Inc.,	April 15, 2008
John van de Waterbeemd	Centro Watt America Reit 15A, Inc. and Centro New Plan Inc., each a member of Super LLC, the sole and Managing Member of Centro NP LLC

/s/ Tom Lorenzen	Director of Centro Watt America Reit 17A, Inc.,	April 15, 2008
Tom Lorenzen	Centro Watt America Reit 15A, Inc. and Centro New Plan Inc., each a member of Super LLC, the sole and Managing Member of Centro NP LLC

/s/ Basil Donnelly	Director of Centro Super Residual 1 LLC,	April 15, 2008
Basil Donnelly	Centro Super Residual 2 LLC and Centro Super Residual 4 LLC, each a member of Super LLC, the sole and Managing Member of Centro NP LLC

EXHIBIT INDEX

*2.1

Agreement and Plan of Merger, dated February 27, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Centro NP LLC, Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor’s Current Report on Form 8-K, filed on March 2, 2007.

*2.2

First Amendment to Agreement and Plan of Merger, dated as of April 19, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Super IntermediateCo LLC (now known as Centro NP LLC), Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor’s Current Report on Form 8-K, filed on April 20, 2007.

*2.3

Assignment and Assumption Agreement, dated as of April 20, 2007, by and between New Plan Excel Realty Trust, Inc. and Super IntermediateCo LLC (now known as Centro NP LLC)., filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*3.1

Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of February 26, 2007, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*3.2

Articles of Amendment of Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of May 3, 2007, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*3.3

Second Amended and Restated Limited Liability Company Agreement of Centro NP LLC, dated as of June 5, 2007, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.1

Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust’s Registration Statement on Form S-3, File No. 33-61383.

*4.2

First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*4.3

Senior Securities Indenture, dated as of February 3, 1999, among the Predecessor, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K dated February 3, 1999.

*4.4

Supplemental Indenture, dated as of December 17, 2004, by and between the Predecessor and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Predecessor, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K dated December 22, 2004.

*4.5

Senior Securities Indenture, dated as of January 30, 2004, by and between the Predecessor and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K dated February 5, 2004.

*4.6

First Supplemental Indenture, dated as of September 19, 2006, between the Predecessor and U.S. Bank Trust National Association, as trustee, filed as Exhibit 4.1 to the Predecessor’s Current Report on Form 8-K, filed on September 19, 2006.

*4.7	Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super

IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.8

Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.9

Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC), New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.10

Indenture, dated as of May 4, 2007, by and among Centro NP LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*4.11

Supplemental Indenture, dated as of May 4, 2007, by and among Centro NP LLC and U.S. Bank Trust National Association, filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.1	New Plan Realty Trust 1991 Stock Option Plan, as amended, filed as Exhibit 4.2 to the Predecessor’s Registration Statement on Form S-8, File No. 333-65221.†

*10.2	Amended and Restated 1993 Stock Option Plan of the Predecessor, dated May 28, 1998, filed as Exhibit 4.1 to the Predecessor’s Registration Statement on Form S-8, File No. 333-65223.†

*10.3

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated September 28, 1998, filed as Exhibit 10.4 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998.†

*10.4

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated February 8, 1999, filed as Exhibit 10.5 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998.†

*10.5

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated April 21, 1999, filed as Exhibit 10.4 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999.†

*10.6

Amendment to the Amended and Restated 1993 Stock Option Plan of the Predecessor, dated February 17, 2000, filed as Exhibit 10.5 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999.†

*10.7

Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, dated May 10, 1996, filed as Exhibit 10.8 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998.†

*10.8

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, dated September 28, 1998, filed as Exhibit 10.9 to the Predecessor’s Annual Report on Form 10-K/A for the year ended December 31, 1998.†

*10.9

Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor, dated February 17, 2000, filed as Exhibit 10.8 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999.†

*10.10	Amendment to the Amended and Restated 1994 Directors’ Stock Option Plan of the Predecessor,

effective as of May 24, 2000, filed as Exhibit 10.6 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.†

*10.11	New Plan Realty Trust 1997 Stock Option Plan, filed as Exhibit 4.1 to the Predecessor’s Registration Statement on Form S-8, File No. 333-65221.†

*10.12

2003 Stock Incentive Plan of the Predecessor, as amended and restated effective July 14, 2005, filed as Exhibit 10.7 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.†

*10.13	Form of Stock Option Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K, dated February 18, 2005.†

*10.14	Form of Amendment to Stock Option Awards pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.8 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.†

*10.15	Form of Restricted Stock Award pursuant to 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K, dated February 18, 2005.†

*10.16	Out-Performance Compensation Plan, effective as of February 27, 2006, filed as Exhibit 10.1 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.†

*10.17

Revolving Credit Agreement, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC), Bank of America, N.A., as administrative agent, Banc of America Securities LLC, and the lenders party thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.18

Guaranty, dated as April 20, 2007, by and among each of the subsidiaries of Super IntermediateCo LLC (now known as Centro NP LLC) listed on Schedule I thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.19

First Amendment to Revolving Credit Agreement, dated as of June 14, 2007, by and among Centro NP LLC, Bank of America, N.A., as administrative agent, and the lenders party thereto, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*10.20

Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger, and Banc of America Securities LLC, as Sole Book Manager, dated as of July 31, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 6, 2007.

*10.21

Guaranty Agreement, dated as of July 31, 2007, by CPT Manager Limited, ABN 37054494307, as responsible entity of the Centro Property Trust and Centro Properties Limited, ABN 45078590682, in favor of Bank of America, N.A, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 6, 2007.

*10.22

Guaranty, dated as of July 31, 2007, by and among each of the Subsidiaries listed on Schedule I thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 6, 2007.

*10. 23

First Amendment to Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of December 16, 2007, filed as Exhibit 10.1 to Company’s Current Report on Form 8-K, dated December 18, 2007.

*10.24

Demand Promissory Note, dated July 1, 1997, made by Dean Bernstein in favor of the Predecessor, filed as Exhibit 10.23 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.25

Demand Promissory Note, dated June 29, 1994, made by Steven F. Siegel in favor of the Predecessor, filed as Exhibit 10.26 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.26

Demand Promissory Note, dated July 1, 1997, made by Steven F. Siegel in favor of the Predecessor, filed as Exhibit 10.27 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2002.

*10.27	Agreement, dated June 24, 2003, by and between the Predecessor and Steven F. Siegel, filed as Exhibit 10.1 to the Predecessor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.†

*10.28

Stock Option Agreement, dated as of February 23, 2000, by and between the Predecessor and Glenn J. Rufrano (relating to 460,976 options), filed as Exhibit 10.2 to the Predecessor’s Current Report on Form 8-K, dated March 9, 2000.†

*10.29

Stock Option Agreement, dated as of February 23, 2000, by and between the Predecessor and Glenn J. Rufrano (relating to 200,000 options), filed as Exhibit 10.4 to the Predecessor’s Current Report on Form 8-K, dated March 9, 2000.†

*10.30

Contribution, Distribution and Assumption Agreement, dated as of August 15, 2007, by and among New Plan of Elk Grove, LLC, New Plan Property Holding Company, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, Excel Realty Trust — NC, NC Properties#1, LLC, NC Properties#2, LLC, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan STH Upper Tier II Company, CA New Plan Asset Partnership IV, LP, CA New Plan Asset LLC, CA New Plan VI, Excel Realty Trust — ST, LLC, New Plan Florida Holdings, LLC, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, New Plan Acquisition Company, LLC, Centro NP LLC, Super LLC and Centro NP Residual Holding LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 21, 2007.

*10.31

Contribution, Distribution and Assignment Agreement (the “Agreement”), dated as of November 30, 2007, by and among New Plan of Illinois, LLC, New Plan Property Holding Company, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan STH Upper Tier II Company, Excel Realty Partners, L.P., New Plan DRP Trust, New Plan ERP Limited Partner Company, NP of Tennessee, LP, New Plan of Tennessee, LLC, NPTN, Inc., CA New Plan Asset Partnership IV, LP, CA New Plan Asset LLC, CA New Plan VI, CA New Plan Texas Assets, L.P., CA New Plan Texas Assets, LLC, CA New Plan IV, ERT Development Corporation, Excel Realty Trust — ST, LLC, New Plan Florida Holdings, LLC, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, Clearwater Mall, LLC, HK New Plan Exchange Property Owner IV, LLC, HK New Plan Exchange Property Holdings IV, LLC, New Plan Realty Trust, LLC, New Plan Pennsylvania Holdings, LLC, Centro NP LLC, Super LLC, and Centro NP Residual Holding LLC, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 6, 2007.

*10.32

Letter Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of February 14, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 14, 2008.

*10.33

Contribution, Distribution and Assignment Agreement, dated as of March 28, 2008, among Super LLC, Centro NP LLC, Centro NP Residual Holding LLC and certain of the Company’s wholly owned subsidiaries, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.34

Distribution, Contribution, Assignment and Assumption Agreement among Centro NP LLC, Super LLC, Centro New Plan Inc., Centro US Management Joint Venture, LP and Centro US Employment Company, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.35

Exclusive Global Leasing and Management Agreement (Non-Contracted) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.36

Exclusive Global Subcontract Agreement (Third Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.37

Exclusive Global Subcontract Agreement (Related Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

*10.38

Letter Agreement, dated as of March 28, 2008, among Super LLC, JPMorgan Chase Bank, N.A., as agent, and certain other parties, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 30, 2008.

10.39	Employment Letter, dated May 11, 2007, from Centro Properties Group to John Braddon.†

10.40	Offer of Employment, dated November 23, 2005, from Centro Properties Group to John Braddon.†

10.41	Non-competition and Confidentiality Agreement, dated July 2, 2007, by and between Centro NP LLC and John B. Roche.†

10.42	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Glenn J. Rufrano.†

10.43	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Dean Bernstein.†

10.44	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Steven Siegel.†

10.45	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Carroll.†

10.46	Centro Properties Group Executive Option Plan.†

10.47	Centro Properties Group Employee Security Plan.†

10.48	Form of Centro Properties Group Application for Options.†

10.49	Form of Centro Properties Group Offer to Particpate in an Issuance of Options.†

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as abovwe indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.