Form 10-K/A
period 2007-12-31
Centro NP LLC
filed 2008-04-18
CIK 798288

UNITED STATES

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

Explanatory Note

                This Amendment No. 1 to Form 10-K (this “Amendment”)  amends the Annual Report on Form 10-K of Centro NP LLC (the “Company”) for the fiscal year ended December 31, 2007 filed on April 16, 2008 (the “Original 10-K”) for the following matters:

(1)           The Company restated the consolidated financial statements as of December 31, 2007, and for the period from April 5, 2007 through December 31, 2007 for an additional $77.7 million impairment charge of other intangible assets.  For a description of the changes made in connection with the restatement see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Financial Statements” and Note 1, “Restatement of Financial Statements”, to the accompanying consolidated financial statements contained in this Amendment.

(2)           As disclosed at the time of the filing of the Original 10-K, the Company was working to finalize the amount of the goodwill impairment charge.  As a result of the Company’s inability to complete the work necessary to determine the ultimate impairment charge, the Company filed the Original 10-K which included unaudited annual financial statements.  The Company has since completed the work necessary to finalize the amount of the impairment charge.  This Amendment includes the report of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm, on the Company's financial statements.

(3)           The Company has identified an additional material weakness in management’s internal control over financial reporting which is described in  “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of this Amendment.

                For the convenience of the reader, this Amendment sets forth the Company’s Annual Report on Form 10-K in its entirety.  However, aside from conforming changes, this Amendment only amends and restates Items 6, 7 and 8 of Part II.

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

Our ability to continue as a going concern.  As a result of the liquidity risk factors discussed above, our need to restructure or further extend the debt obligations covered by the Extension Agreements and/or our ultimate parents’ need to restructure or further extend their debt obligations, there is substantial doubt about our ability to continue as a going concern as indicated in the Report of Independent Registered Public Accounting Firm.

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

We identified material weaknesses in connection with internal controls over financial reporting that, unless remedied, could have a material adverse effect on our external financial reporting.  For the year ended December 31, 2007, management identified two material weaknesses in our internal controls over financial reporting.  First, we had insufficient internal controls relating to our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  Management believes that the principal issues surrounding this weakness related to the integration activities that we undertook following the Merger and Liquidation.  While this material weakness did not result in any improper accounting by us, management is committed to remedying the deficiency.  Management plans to remedy this deficiency by instituting additional internal controls that will require our property manager to report a greater range of activities to our accounting and legal functions.  Second, we did not maintain effective controls over the accuracy and disclosure of our property and asset management rights accounts.  Specifically, effective controls were not designed and in place to ensure that an adequate impairment analysis was accurately conducted, reviewed, and approved in order to identify and record impairments as required under GAAP.  This control deficiency resulted in a misstatement of our intangible assets and in the restatement of our consolidated financial statements for the period from April 5, 2007 through December 31, 2007, and the Company has restated its consolidated financial statements in this Amendment No. 1 to Form 10-K as of and for the year ended December 31, 2007 to reflect an additional $77.7 million impairment charge on intangible assets.  Any failure to achieve and maintain effective control over financial reporting could cause us to fail to meet our reporting obligations and could require that we further restate our financial statements for prior periods.

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

Item 6.              Selected Financial Data

The following table shows our selected consolidated financial data and historical financial data for our predecessor for the periods indicated.  This information should be read together with our audited financial statements including the period ended December 31, 2007 which has been restated as discussed in Note 1 to the consolidated financial statements and Management’s Discussion and Analysis of the Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

	Company	Predecessor
	As Restated Period from April 5, through December 31,	Period from January 1, through April 4,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Rental revenues:
Rental income	$311,138	$92,455	$336,475	$359,372	$367,200	$343,719
Percentage rents	2,463	2,169	4,903	5,811	5,979	6,347
Expense reimbursements	79,115	27,730	101,512	97,728	92,717	93,376
Fee income	21,952	8,832	16,660	10,957	4,797	5,265
Total rental revenues	414,668	131,186	459,550	473,868	470,693	448,707

Expenses:
Operating costs	60,635	22,012	73,093	75,595	79,199	81,931
Real estate taxes	48,113	17,210	59,762	64,492	58,619	55,882
Depreciation and amortization	189,063	25,841	89,048	89,831	86,359	73,326
Provision for doubtful accounts	3,141	3,277	7,949	11,167	8,764	6,810
Impairment of real estate	27,775	—	—	859	43	3,536
Impairment of goodwill and other intangibles	552,851	—	—	—	—	—
General and administrative	20,538	51,932	28,674	26,359	17,675	18,225
Total expenses	902,116	120,272	258,526	268,303	250,659	239,710

	(487,448)	10,914	201,024	205,565	220,034	208,997

Other income and expenses:
Interest, dividend and other income	4,724	1,524	4,016	4,219	3,631	4,130
Equity in income of unconsolidated ventures	2,576	974	5,143	4,046	2,378	3,438
Interest expense	(78,802)	(26,845)	(94,202)	(118,043)	(106,042)	(100,987)
Minority interest in income of consolidated partnership and joint ventures	(5,956)	(297)	(745)	(5,953)	(796)	(1,554)
(Loss) income from continuing operations	(564,906)	(13,730)	115,236	89,834	119,205	114,024

Discontinued operations:
Results of discontinued operations	274	657	6,239	11,794	14,744	17,932
Gain (loss) on sale of discontinued operations	—	2,464	14,648	17,788	(1,139)	4,018
Impairment of real estate held for sale	—	—	(907)	—	(88)	(6,953)
Income from discontinued operations	274	3,121	19,980	29,582	13,517	14,997

(Loss) income before gain on sale of real estate	(564,632)	(10,609)	135,216	119,416	132,722	129,021

Gain on sale of real estate	—	—	1	186,908	1,218	—

Net (loss) income	$(564,632)	$(10,609)	$135,217	$306,324	$133,940	$129,021

Net income (loss) available to common stock – basic	—	$(22,688)	$113,251	$284,436	$112,470	$107,221
Net income (loss) available to common stock – diluted	—	$(22,391)	$113,996	$289,506	$113,266	$108,776

Basic earnings (loss) per common share:
(Loss) earnings per share – continuing operations	—	$(0.25)	$0.88	$2.46	$0.98	$0.95
Earnings per share - discontinued operations	—	0.03	0.21	0.29	0.13	0.15
Basic (loss) earnings per common share	—	$(0.22)	$1.09	$2.75	$1.11	$1.10

Diluted earnings (loss) per common share:
(Loss) earnings per share – continuing operations	—	$(0.23)	$0.85	$2.43	$0.97	$0.93
Earnings per share - discontinued operations	—	0.03	0.20	0.28	0.13	0.15
Diluted (loss) earnings per common share	—	$(0.20)	$1.05	$2.71	$1.10	$1.08

Average shares outstanding - basic	—	103,355	104,102	103,393	100,894	97,318
Average shares outstanding - diluted	—	109,558	108,814	106,834	103,345	100,269

Other Data:
Distributions per common share (1)	—	$0.6250	$1.25	$4.45	$1.65	$1.65

	Company	Predecessor
Balance Sheet Data as of the End of Each Year:	As Restated 2007	2006	2005	2004	2003
Net real estate	$3,904,430	$3,135,547	$3,016,262	$3,559,763	$3,294,037
Total assets	5,625,130	3,534,899	3,369,762	3,831,742	3,558,596
Debt, net (2)	1,831,546	1,834,360	1,644,881	1,996,319	1,776,004
Total liabilities	2,370,361	2,032,677	1,820,717	2,160,797	1,934,588
Minority interest in consolidated partnership and joint ventures	86,210	57,485	57,659	30,784	37,865
Total members’ capital/stockholders’ equity	3,168,559	1,444,737	1,491,386	1,640,161	1,586,143

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

As further discussed in Note 1 to the Consolidated Financial Statements, we have restated our consolidated financial statements as of December 31, 2007 and for the period from April 5, 2007 through December 31, 2007, reported in our Annual Report on Form 10-K originally filed with the SEC on April 16, 2008. On April 17, 2008, management determined it should restate the financial statements after concluding that an additional $77.7 million impairment charge on intangible assets was necessary. The restated financial statements reflect the additional impairment charge to other intangibles.

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

An impairment charge of $552.9 million of goodwill and other intangibles was also recorded by the Company during the period to December 31, 2007.  This impairment charge was required due to the significant reduction in the Company’s and its affiliates’ forecast cash flow streams derived from certain property and funds management services.  Upon announcement of our ultimate parents’ liquidity and refinancing position on December 17, 2007, there was a severe market reaction which significantly impaired our and our ultimate parents’ ability to continue to grow our funds management business.

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

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007, we had approximately $8.7 million of outstanding floating rate mortgages.  We also had approximately $306.8 million outstanding under our floating rate Amended July 2007 Revolving Facility and $181.5 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2007, in relation to our approximately $1.8 billion of outstanding total debt and our approximately $5.7 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short-term. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the material weaknesses described in Management’s report on internal control over financial reporting set forth on page F-2 of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described in Management’s report on internal control over financial reporting and our plans for remediation discussed therein, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14          Principal Accountant Fees and Services

RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Consolidated Financial Statements (and those of our predecessor) for the period from April 5, 2007 through December 31, 2007, the period from January 1, 2007 through April 4, 2007, and the fiscal year ended December 31, 2006 have been audited by PricewaterhouseCoopers LLP, which has been selected to serve as our independent registered public accounting firm for the current fiscal year.

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

*10.39	Employment Letter, dated May 11, 2007, from Centro Properties Group to John Braddon, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.40	Offer of Employment, dated November 23, 2005, from Centro Properties Group to John Braddon, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.41

Non-competition and Confidentiality Agreement, dated July 2, 2007, by and between Centro NP LLC and John B. Roche, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.42

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Glenn J. Rufrano, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.43

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Dean Bernstein, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.44

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Steven Siegel, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.45

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Carroll, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.46	Centro Properties Group Executive Option Plan, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.47	Centro Properties Group Employee Security Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.48	Form of Centro Properties Group Application for Options., filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K, dated April 15, 2008†

*10.49	Form of Centro Properties Group Offer to Participate in an Issuance of Options, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated herein by reference as above indicated.

†                 Denotes a management contract or compensatory plan, contract or arrangement.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
1.	RESTATED CONSOLIDATED STATEMENTS

	Management’s Report on Internal Control Over Financial Reporting	F-2

	Report of Independent Registered Public Accounting Firm	F-3

	Consolidated Balance Sheets December 31, 2007 and 2006	F-5

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, the years ended December 31, 2006 and 2005

F-6

Consolidated Statements of Changes in Members’ Capital / Stockholders’ Equity for the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, the years ended December 31, 2006 and 2005

F-7

	Consolidated Statements of Cash Flows for the period April 5, 2007 to December 31, 2007 the Period January 1, 2007 to April 4, 2007 and the years ended December 31, 2006 and 2005	F-9

	Notes to Consolidated Financial Statements	F-11

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

	Schedule II – Valuation and Qualifying Accounts	F-58

	Schedule III – Real Estate and Accumulated Depreciation	F-59

	Schedule IV – Mortgage Loans on Real Estate	F-67

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  An evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   Management identified the following material weaknesses as of December 31, 2007:

1)       We had insufficient internal controls relating to our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  Management believes that the principal issues surrounding this weakness related to the integration activities that we undertook following the Merger and Liquidation described in the accompanying Annual Report on Form 10-K.  While this material weakness did not result in any improper accounting by us, management is committed to remedying the deficiency.  Management plans to remedy this deficiency by instituting additional internal controls that will require our property manager to report a greater range of activities to our accounting and legal functions.

2)       We did not maintain effective controls over the accuracy and disclosure of our property and asset management rights accounts.  Specifically, effective controls were not designed and in place to ensure that an adequate impairment analysis was accurately conducted, reviewed, and approved in order to identify and record impairments as required under GAAP.  This control deficiency resulted in a misstatement of our intangible assets and in the restatement of our annual consolidated financial statements for the period from April 5, 2007 through December 31, 2007.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on
Form 10-K for the year ended December 31, 2007, our management, including our CEO and CFO, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007 because of the material weakness described in Item 1 above.  Management subsequently concluded that the material weakness described in Item 2 above also existed as of December 31, 2007.  As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria in Internal Control – Integrated Framework issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting to include this additional material weakness.

This Annual Report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Member of Centro NP, LLC:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Centro NP, LLC and its subsidiaries (“the Company”) at December 31, 2007 and the results of the Company's operations and cash flows for the period from April 5, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index under item 15(a)(2) present fairly, in all material respects, the information therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company has restated the accompanying consolidated financial statements as of December 31, 2007, and for the period then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s liquidity is subject to, among other things, its ability to negotiate extensions of the Company’s credit facilities and the inability to refinance the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition.  Additionally, uncertainties also exist due to the liquidity issues currently experienced by the Company’s parent and the Company’s ultimate equity investors.  The Company’s parent and the Company’s ultimate equity investors are also trying to negotiate extensions to their credit facilities. If the outcomes of these negotiations are not favorable to the Company’s parent and the Company’s ultimate equity investors, it is uncertain as to the impact that this will have on the Company.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

April 18, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders of New Plan Excel Realty Trust, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc and its subsidiaries (“the Predecessor”) and the results of the Predecessor’s operations and cash flows for the period from January 1, 2007 through April 4, 2007 and the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index under item 15(a)(2) present fairly, in all material respects, the information therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

April 18, 2008

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except fractions, percentages and par value amounts)

	As Restated Company	Predecessor
	December 31, 2007	December 31, 2006
ASSETS
Real estate:
Land	$1,200,343	$724,596
Buildings and improvements	2,764,677	2,841,158
Accumulated depreciation and amortization	(60,590)	(430,207)
Net real estate	3,904,430	3,135,547
Real estate held for sale	425	28,649
Cash and cash equivalents	34,706	7,916
Restricted cash	26,417	23,662
Marketable securities	6,774	5,847
Receivables:
Trade, net of allowance for doubtful accounts of $20,480 and $19,386 as of December 31, 2007 and 2006, respectively	24,584	29,422
Deferred rent, net of allowance of $131 and $1,702 as of December 31, 2007 and 2006, respectively	6,804	32,169
Other, net	32,876	22,582
Mortgages and notes receivable	3,397	4,412
Prepaid expenses and deferred charges	19,250	47,550
Investments in / advances to unconsolidated ventures	475,605	91,401
Intangible assets, net of accumulated amortization of $99,201 and $19,754 as of December 31, 2007 and 2006, respectively	706,709	88,256
Goodwill	350,437	—
Other assets	32,716	17,486
Total assets	$5,625,130	$3,534,899

LIABILITIES AND MEMBERS’ CAPITAL / STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $13,426 and $11,563 as of December 31, 2007 and 2006, respectively	$451,675	$448,910
Notes payable, net of unamortized premium (discount) of $30,465 and $(5,911) as of December 31, 2007 and 2006, respectively	860,681	1,166,950
Credit facilities	488,288	191,000
Capital leases	30,902	27,500
Dividends payable	—	37,529
Other liabilities	529,061	150,585
Tenant security deposits	9,754	10,203
Total liabilities	2,370,361	$2,032,677

Minority interest in consolidated partnership and joint ventures	86,210	57,485

Commitments and contingencies	—	—

Member’s capital / stockholders’ equity:
Preferred stock, $0.01 par value, 0 and 25,000 shares authorized at December 31, 2007 and 2006, respectively; Series D: 1,500 depositary shares, each representing 1/10 of one share of Series D Cumulative Voting Step-Up Premium Rate Preferred, 0 and 150 shares issued and outstanding at December 31, 2007 and 2006, respectively; Series E: 8,000 depositary shares, each representing 1/10 of one share of 7.625% Series E Cumulative Redeemable Preferred, 0 and 800 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	10
Common stock, $0.01 par value, 0 and 250,000 shares authorized at December 31, 2007 and 2006, respectively; 0 and 103,420 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	1,034
Additional paid-in capital	—	2,009,705
Member’s capital	3,734,387	—
Accumulated other comprehensive loss	(1,196)	(10,850)
Accumulated distributions in excess of net income	(564,632)	(555,162)
Total members’ capital / stockholders’ equity	3,168,559	1,444,737
Total liabilities and members’ capital / stockholders’ equity	$5,625,130	$3,534,899

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

	Company	Predecessor
	As Restated Period from April	Period from January 1,
	5, through December 31, 2007	through April 4, 2007	December 31, 2006	December 31, 2005
Revenues:
Rental income	$311,138	$92,455	$336,475	$359,372
Percentage rents	2,463	2,169	4,903	5,811
Expense reimbursements	79,115	27,730	101,512	97,728
Fee income	21,952	8,832	16,660	10,957
Total revenues	414,668	131,186	459,550	473,868

Operating expenses:
Operating costs	60,635	22,012	73,093	75,595
Real estate taxes	48,113	17,210	59,762	64,492
Depreciation and amortization	189,063	25,841	89,048	89,831
Provision for doubtful accounts	3,141	3,277	7,949	11,167
Impairment of real estate	27,775	—	—	859
Impairment of goodwill and other intangibles (1)	552,851	—	—	—
General and administrative	20,538	51,932	28,674	26,359
Total operating expenses	902,116	120,272	258,526	268,303

Income before real estate sales, minority interest and other income and expenses	(487,448)	10,914	201,024	205,565

Other income and expenses:
Interest, dividend, and other income	4,724	1,524	4,016	4,219
Equity in income of unconsolidated ventures	2,576	974	5,143	4,046
Interest expense	(78,802)	(26,845)	(94,202)	(118,043)
Minority interest in income of consolidated partnership and joint ventures	(5,956)	(297)	(745)	(5,953)

(Loss) income from continuing operations	(564,906)	(13,730)	115,236	89,834

Discontinued operations:
Income from discontinued operations (Note 7)	274	3,121	19,980	29,582

(Loss) income before gain on sale of real estate	(564,632)	(10,609)	135,216	119,416

Gain on sale of real estate	—	—	1	186,908

Net (loss) income	$(564,632)	$(10,609)	$135,217	$306,324

Preferred dividends	—	(12,079)	(21,966)	(21,888)
Net (loss) income available to common stock - basic	—	(22,688)	113,251	284,436
Minority interest in income of consolidated partnership	—	297	745	5,070
Net income (loss) available to common stock - diluted	—	$(22,391)	$113,996	$289,506

Basic earnings (loss) per common share:
Income (loss) from continuing operations	—	$(0.25)	$0.88	$2.46
Discontinued operations	—	0.03	0.21	0.29
Basic earnings (loss) per share	—	$(0.22)	$1.09	$2.75

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	—	$(0.23)	$0.85	$2.43
Discontinued operations	—	0.03	0.20	0.28
Diluted earnings (loss) per share	—	$(0.20)	$1.05	$2.71

Average shares outstanding – basic	—	103,355	104,102	103,393
Average shares outstanding – diluted	—	109,558	108,814	106,834

Dividends per common share (2)	—	$0.6250	$1.25	$4.45

Other comprehensive income/(loss):
Net (loss) income	$(564,632)	$(10,609)	$135,217	$306,324
Realized/unrealized (loss) gain on available-for-sale securities	(1,196)	512	259	(420)
Unrealized gains (loss) on deferred compensation	—	(168)	131	39
Realized gain (loss) on interest hedges, net	—	359	1,435	(11,157)
Unrealized gain (loss) on interest risk hedges, net	—-	166	(4,601)	8,495
Comprehensive (loss) income	$(565,828)	$(9,740)	$132,441	$303,281

(1)   Impairment of goodwill and other intangibles includes an impairment charge of approximately $475.2 million against the Company’s goodwill balance and approximately $77.7 million against the Company’s other intangible assets (Note 3).

(2)   For the year ended December 31, 2005, amount includes a special cash distribution of $3.00 per common share paid on September 27, 2005 (Note 16).

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL / STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

			Shares of Beneficial Interest/		Additional	Accumulated Other	Accumulated Distributions	Total Members’ Capital /
	Preferred Stock		Common Stock		Paid-in	Comprehensive	in Excess of	Stockholders’
	Number	Amount	Number	Amount	Capital	Income	Net Income	Equity
Predecessor
Balance at December 31, 2004	950	$10	102,845	$1,028	$2,005,977	$(5,031)	$(361,823)	$1,640,161
Net income	—	—	—	—	—	—	306,324	306,324
Dividends (1)	—	—	—	—	—	—	(482,973)	(482,973)
Exercise of stock options	—	—	487	5	8,677	—	—	8,682
Forfeiture of equity award	—	—	(11)	—	(295)	—	—	(295)
Shares repurchased and retired	—	—	(2)	—	(47)	—	—	(47)
Employee loans	—	—	—	—	119	—	—	119
Dividend Reinvestment Plan	—	—	919	9	21,739	—	—	21,748
Stock incentive grants	—	—	67	—	239	—	—	239
Option grant	—	—	—	—	(161)	—	—	(161)
Redemption of limited partner units for shares of common stock	—	—	—	—	(161)	—	—	(161)
Realized/unrealized holding loss on marketable securities	—	—	—	—	—	(420)	—	(420)
Unrealized gains on deferred compensation, net	—	—	—	—	—	39	—	39
Realized loss on interest risk Hedges, net	—	—	—	—	—	(11,157)	—	(11,157)
Unrealized gain on interest risk hedges, net	—	—	—	—	—	8,495	—	8,495
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	793	—	—	793

Balance at December 31, 2005	950	10	104,305	1,042	2,036,880	(8,074)	(538,472)	1,491,386
Net income	—	—	—	—	—	—	135,217	135,217
Dividends	—	—	—	—	—	—	(151,907)	(151,907)
Exercise of stock options	—	—	509	5	8,357	—	—	8,362
Forfeiture of equity award	—	—	(1)	—	—	—	—	—
Shares repurchased and retired	—	—	(1,870)	(18)	(50,127)	—	—	(50,145)
Employee loans	—	—	—	—	115	—	—	115
Dividend Reinvestment Plan	—	—	302	3	7,509	—	—	7,512
Stock incentive grants	—	—	57	1	179	—	—	180
Option grant	—	—	—	—	2,630	—	—	2,630
Redemption of limited partner units for shares of common stock	—	—	118	1	3,295	—	—	3,296
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	259	—	259

Unrealized gain on deferred compensation, net	—	—	—	—	—	131	—	131
Realized gain on interest risk hedges, net	—	—	—	—	—	1,435	—	1,435
Unrealized loss on interest risk hedges, net	—	—	—	—	—	(4,601)	—	(4,601)
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	867	—	—	867

Balance at December 31, 2006	950	10	103,420	1,034	2,009,705	(10,850)	(555,162)	1,444,737
Net loss	—	—	—	—	—	—	(10,609)	(10,609)
Dividends	—	—	—	—	—	—	(38,957)	(38,957)
Exercise of stock options	—	—	36	—	693	—	—	693
Dividend Reinvestment Plan	—	—	67	1	1,839	—	—	1,840
Stock incentive grants	—	—	115	1	44	—	—	45
Option grant	—	—	—	—	17,879	—	—	17,879
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	347	—	347
Unrealized loss on deferred Compensation net	—	—	—	—	—	(170)	—	(170)
Realized gain/loss on interest risk hedges net	—	—	—	—	—	(358)	—	(358)
Unrealized gain/loss on interest risk hedges net	—	—	—	—	—	(1)	—	(1)
Impact of non-cash adjustments to account for Preferred D dividend “step-up”	—	—	—	—	229	—	—	229
Balance at April 4, 2007	950	$10	103,638	$1,036	$2,030,389	$(11,032)	$(604,728)	$1,415,675

	Member’s Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Member’s Capital / Stockholders’ Equity

Company
Balance at April 5, 2007 (2)	$3,597,802	$—	$—	$3,597,802
Contribution/(distribution) by members, net	1,137,049	—	—	1,137,049
Distributions of assets (3)	(490,227)	—	—	(490,227)
Distributions of assets to Parent (3)	(510,237)	—	—	(510,237)
Net loss — as restated	—	—	(564,632)	(564,632)
Realized/unrealized holding loss on marketable securities	—	(1,196)	—	(1,196)

Balance at December 31, 2007, as restated	$3,734,387	$(1,196)	$(564,632)	$3,168,559

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Company	Predecessor
	As Restated Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(564,632)	$(10,609)	$135,219	$306,324
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	189,321	25,897	92,060	95,137
Amortization of net premium/discount on mortgages and notes payable	(6,442)	(690)	(2,534)	(7,164)
Amortization of deferred debt and loan acquisition costs	1,818	1,891	2,483	3,895
Amortization of stock options	—	17,961	2,711	2,372
(Gain) loss on swaps	(6,911)	292	1,929	599
Amortization of asset retirement obligations	41	15	306	—
Amortization of below market leases	(49,521)	(847)	(1,993)	(210)
Gain on sale of real estate and securities, net	—	—	—	(186,907)
(Gain) loss on sale of discontinued operations	—	(2,122)	(14,650)	(17,789)
Minority interest in income of partnership	5,956	297	745	5,954
Impairment of real estate assets	27,775	—	907	859
Impairment of goodwill and other intangibles	552,851	—	—	—
Equity in income of unconsolidated ventures	(1,754)	(974)	(5,143)	(4,045)
Distributions of income from unconsolidated ventures	883	2,203	5,879	3,812
Changes in operating assets and liabilities, net:
Change in restricted cash	(7,429)	4,673	(3,456)	2,472
Change in trade receivables	1,157	(5,171)	(8,671)	10,302
Change in deferred rent receivables	(7,758)	(1,490)	(2,458)	(3,819)
Change in other receivables	(2,089)	(7,726)	2,556	(6,513)
Change in other liabilities	(17,589)	19,582	1,565	16,822
Change in tenant security deposits	1,574	(255)	(438)	(906)
Change in sundry assets and liabilities	(33,301)	10,469	2,140	1,171
Net cash provided by operating activities	83,950	53,396	209,157	222,366

Cash flows from investing activities:
Payment for purchase of Predecessor	(3,857,641)	—	—	—
Real estate acquisitions and building improvements	(188,943)	(53,543)	(125,332)	(150,885)
Acquisition, net of cash and restricted cash received	(59,450)	(27,014)	(145,419)	(186,856)
Proceeds from real estate sales, net	16,340	4,404	120,961	1,060,456
Repayments of mortgage notes receivable, net	95	3,787	(3,617)	11,800
Advances for mortgages notes receivable	(2,640)	—	—	—
Leasing commissions paid	(2,106)	(2,730)	(10,059)	(11,405)
Purchase of intangible assets	(530)	—	—	—
Cash paid for asset management fee stream	—	—	—	(18,500)
Cash paid for property management rights	—	—	—	(22,251)
Cash from joint venture consolidation	—	14	68	—
Cash paid for joint venture interest	—	—	—	(5,441)
Proceeds from sale of joint venture interest	—	—	—	11,400
Capital contributions to unconsolidated joint ventures	(6,040)	(1,328)	(8,295)	(57,663)
Distributions of capital from unconsolidated ventures	355,509	1,442	16,884	5,450
Net cash (used in) provided by investing activities	(3,745,406)	(74,968)	(154,809)	636,105

Cash flows from financing activities:
Cash paid to redeem limited partnership units	(10,926)	—	(554)	—
Principal payments of mortgages and notes payable	(55,383)	(10,017)	(35,382)	(139,490)
Proceeds from public debt offering, net	—	529	198,000	349,044
Loan from Centro Property Trust	303,400	—	—	—
Redemption of convertible notes payable	(375,133)	—	—	—
Repayment of public debt	—	—	—	(350,000)
Cash paid to settle swap agreement	—	—	—	(11,945)
Capital contribution from member	4,313,431	—	—	—
Proceeds from credit facility borrowing	684,985	85,000	220,000	490,000
Repayment of credit facility	(442,185)	(7,000)	(244,000)	(721,000)
Repayment of secured term loan	(150,000)	—	—	—
Financing fees	(500)	—	(4,242)	(4,172)
Distributions paid to minority partners	(4,462)	(2,134)	(3,942)	(7,514)
Distribution to members	(545,765)	—	—	—

Dividends paid	(38,957)	(37,597)	(151,354)	(492,051)
Proceeds from exercise of stock options	—	693	8,262	8,685
Repayment of loans receivable for the purchase of common stock	—	—	115	119
Cash paid for repurchase of common stock	—	—	(50,145)	—
Proceeds from dividend reinvestment plan	—	1,839	7,608	21,763
Net cash provided by (used in) financing activities	3,678,505	31,313	(55,634)	(856,561)

Net increase (decrease) in cash and cash equivalents	17,049	9,741	(1,286)	1,910

Cash and cash equivalents at beginning of year	17,657	7,916	9,202	7,292
Cash and cash equivalents at end of year	$34,706	$17,657	$7,916	$9,202

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest, net of amounts capitalized	$70,850	$22,598	$112,121	$125,970
Capitalized interest	10,550	4,474	11,838	8,485
State and local taxes paid	2,540	145	420	70
Mortgages assumed, net	—	—	43,613	27,797
Partnership units issued in acquisition	—	—	4,770	29,547
Distribution of entity interest to parent (1)	510,237	—	—	—
Contribution of entity interest to Centro NP Residual Holding LLC	490,227	—	—	—
Partnership units issued in connection with joint venture	6,700	—	—	—
Fair value of assets acquired (2)	6,270,330	—	—	—
Cash paid for stock (2)	3,857,556	—	—	—
Liabilities assumed (2)	2,412,773	—	—	—

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Restatement of Financial Statements

The Company has restated its consolidated financial statements as of December 31, 2007 and for the period from April 5, 2007 through December 31, 2007 to record an impairment of the Company’s intangible assets. As described in Note 4, after undertaking an impairment analysis, the Company determined that an impairment charge of $77.7 million (with no tax benefit) was required to reduce the carrying amount of the Company’s intangible asset balance. The impairment charge was required due to the significant reduction in the Company’s, and its affiliates, forecast cashflow streams derived from certain property and funds management services. Upon announcement of the ultimate parents’ liquidity and refinancing position on December 17, 2007, there was a severe market reaction which significantly impaired the Company’s and its ultimate parents’ ability to continue to grow their funds management business. The following table sets forth the impacts of the restatement on the Company’s financial position and results of operations.

	As Originally Reported	Adjustment	As Restated
Intangible assets, net of accumulated amortization of $99,201	$784,385	$(77,676)	$706,709

Accumulated distributions in excess of net income	$(486,956)	$(77,676)	$(564,632)

Impairment of goodwill and other intangibles	$475,175	$77,676	$552,851

Loss from continuing operations	$(487,230)	$(77,676)	$(564,906)

Net loss	$(486,956)	$(77,676)	$(564,632)

The adjustment had no impact on cash flows. Notes 4, 5, 12, 20 and 24 to the Consolidated Financial Statements have been restated to reflect the above restatement.

2.                     Merger and Liquidation

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

3.           Description of Business

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

4.           Summary of Significant Accounting Policies

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

The Company undertook an impairment analysis of its intangible assets balance as of December 3l, 2007. In such analysis, management’s estimate of the future cash flows (undiscounted and without interest changes) to be generated by the assets (taking into account the anticipated holding period of the asset) was compared to the carrying value of the intangible asset. Based on the analysis, it was determined that the Company’s property management rights and asset management fee stream were impaired. Accordingly, an impairment loss of approximately $77.7 million was recorded against the Company’s intangible asset balance.

The impairment charge was required due to the significant reduction in the Company’s and its affiliates forecast cashflow streams derived from certain property and funds management services. Upon announcement of the ultimate parents’ liquidity and refinancing position on December 17, 2007, there was a severe market reaction which significantly impaired the Company and its ultimate parents’ ability to continue to grow their funds management business.

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

5.             Pro Forma Financials

The following table summarizes, on an unaudited pro forma basis, the results of operations for the year ended December 31, 2007, 2006 and 2005 as though the Merger and Liquidation had occurred at the beginning of each period presented (dollars in thousands):

	As Restated 2007	2006	2005
Pro forma rental revenues	$557,447	$507,319	$523,420
Pro forma operating expenses	(154,388)	(140,804)	(151,254)
Impairment of real estate	(27,775)	—	(859)
Impairment of goodwill and other intangibles	(552,851)	—	—
(Loss) income before real estate sales, minority interest and other income and expenses	(177,567)	366,515	371,307
Pro forma other income (expenses), net	(342,967)	(258,202)	(263,754)
Pro forma minority interest	(4,552)	(745)	(5,070)
Pro forma (loss) income from continuing operations	(525,086)	107,568	102,483
Pro forma income from discontinued operations	931	6,239	11,794
Gain on sale of real estate	—	—	190,361
Pro forma net (loss) income	$(524,155)	$113,807	$304,638

6.             Acquisitions and Dispositions

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

7.             Real Estate Held for Sale

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

8.             Income from Discontinued Operations

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

9.             Marketable Securities

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

11.          Investments in/Advances to Unconsolidated Ventures

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

12.                               Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	As Restated December 31, 2007	December 31, 2006	Amortization Period
	(Company)	(Predecessor)
In-place lease value, legal fees and leasing commissions, net (Note 3)	$547,052	$44,860	Life of lease
Above market leases acquired, net (Note 3)	11,731	4,877	Life of lease
Other intangibles, net (1)	615	—	20 years
Value of asset management fee stream, net (Note 3)	41,578	17,845	40 years
Value of property management rights, net (Note 3)	105,733	20,674	20 years
Total	$706,709	$88,256

(1)  Other intangibles consist of amounts paid to acquire the Company’s domain name.

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Company	Predecessor
	Period from April 5, through December 31, 2007	Period from January 1 through April 4, 2007	Year Ended December 31, 2006
Amortization Expense	$114,455	$3,010	$9,497
Write-offs	—	78	585

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2008	$129,945
2009	123,851
2010	112,395
2011	103,092
2012	80,509

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

Prohibition on Incurring Additional Indebtedness

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

14.          Other Liabilities

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

15.                               Risk Management and Use of Financial Instruments

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

Risks Associated with Liquidity Position

The Company presently has $306.8 million of debt under its Amended July 2007 Revolving Facility which is scheduled to mature on the earlier of (i) September 30, 2008, or (ii) upon the event of certain trigger events under that facility.  The Company also has approximately $172.0 million of mortgages payable scheduled to mature during 2008.  An event of default caused by the non-payment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan.

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

16.          Minority Interest in Consolidated Partnership and Joint Ventures

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

18.                            Fair Value of Financial Instruments

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

19.                             Commitments and Contingencies

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

20.                             Comprehensive (Loss) Income

Total comprehensive (loss) income was as follows for the periods indicated below (dollars in thousands):

	Company	Predecessor
	As Restated Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Comprehensive (loss) income	$(565,828)	$(9,740)	$132,441	$303,281

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

21.                               Related Parties

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

22.                               Future Minimum Annual Base Rents

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

23.                               Retirement Plan

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.            Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues (1)	Net Income/(Loss)	Net Income Per Share-Basic	Net Income Per Share-Diluted

Year Ended December 31, 2007:
First quarter	$123,405	$24,044	$0.18	$0.17
April 1 – April 4, 2007	7,782	(34,653)	(0.40)	(0.37)
April 5 - June 30, 2007	127,971	2,073	—	—
Third quarter (2)	139,696	13,640	—	—
Fourth quarter (3) (4)	147,000	(580,345)	—	—

Year Ended December 31, 2006:
First quarter	$115,054	$38,509	$0.32	$0.31
Second quarter	112,334	34,669	0.28	0.27
Third quarter	114,315	33,182	0.26	0.25
Fourth quarter	117,847	28,857	0.23	0.22

Year Ended December 31, 2005:
First quarter	$124,785	$38,687	$0.32	$0.32
Second quarter	127,743	40,697	0.34	0.33
Third quarter	112,151	196,045	1.84	1.82
Fourth quarter	109,186	30,895	0.24	0.24

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

(4)  As a result of the matter discussed in Note 1 to the consolidated financial statements, the fourth quarter summarized data has been restated to record an impairment of intangible assets of $77.7 million which increased the net loss for the quarter to $580.3 million.

25.                               Subsequent Events

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
Dated: April 18, 2008

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

*10.39	Employment Letter, dated May 11, 2007, from Centro Properties Group to John Braddon, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.40	Offer of Employment, dated November 23, 2005, from Centro Properties Group to John Braddon, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.41

Non-competition and Confidentiality Agreement, dated July 2, 2007, by and between Centro NP LLC and John B. Roche., filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, dated April 15, 2008†

*10.42

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Glenn J. Rufrano, filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.43

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Dean Bernstein, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.44

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Steven Siegel, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.45

Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Carroll, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.46	Centro Properties Group Executive Option Plan, filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.47	Centro Properties Group Employee Security Plan, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.48	Form of Centro Properties Group Application for Options, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*10.49	Form of Centro Properties Group Offer to Particpate in an Issuance of Options, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.†

*21	Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K, dated April 15, 2008.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.