Form 10-Q
period 2008-03-31
Centro NP LLC
filed 2008-05-15
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited, in thousands, except per share amounts)

	Company	Predecessor
	Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$96,173	$87,755
Percentage rents	1,177	1,746
Expense reimbursements	23,668	25,144
Fee income	7,309	8,636
Total revenues	128,327	123,281

Operating Expenses:
Operating costs	23,895	20,687
Real estate taxes	14,946	16,440
Depreciation and amortization	56,872	24,462
Provision for doubtful accounts	514	2,411
General and administrative	8,268	15,775
Total operating expenses	104,495	79,775

Income before real estate sales, minority interest and other income and expenses	23,832	43,506

Other income and expenses:
Interest, dividend and other (loss) income	(631)	1,245
Equity in (loss) income of unconsolidated ventures	(1,723)	1,593
Interest expense	(25,718)	(25,245)
Minority interest in income of consolidated partnership and joint ventures	(1,610)	(291)
(Loss) income from continuing operations	(5,850)	20,808

Discontinued operations:
(Loss) income from discontinued operations	(946)	3,236

Net (loss) income	$(6,796)	$24,044

Preferred dividends	—	(5,504)
Net income available to common stock – basic	—	18,540
Minority interest in income of consolidated partnership and joint ventures	—	291
Net income available to common stock – diluted	$—	$18,831

Basic earnings per common share:
Income from continuing operations	$—	$0.15
Discontinued operations	—	0.03
Basic earnings per share	$—	$0.18

Diluted earnings per common share:
Income from continuing operations	$—	$0.14
Discontinued operations	—	0.03
Diluted earnings per share	$—	$0.17

Average shares outstanding – basic	—	103,352
Average shares outstanding – diluted	—	109,673

Dividends per common share	—	$0.3125

Other comprehensive (loss) income/
Net (loss) income	$(6,796)	$24,044
Unrealized (loss) gain on available-for-sale securities	(16)	347
Unrealized gain (loss) on deferred compensation	—	(46)
Realized gain on interest risk hedges, net	—	359
Unrealized (loss) gain on interest risk hedges, net	—	(1)
Comprehensive (loss) income	$(6,812)	$24,703

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	Company
	March 31, 2008	December 31, 2007
ASSETS
Real estate:
Land	$980,380	$1,200,343
Building and improvements	2,303,003	2,764,677
Accumulated depreciation and amortization	(69,527)	(60,590)
Net real estate	3,213,856	3,904,430
Real estate held for sale	1,136	425
Cash and cash equivalents	18,903	34,706
Restricted cash	24,166	26,417
Marketable securities	4,618	6,774
Receivables:
Trade, net of allowance for doubtful accounts of $14,922 and $20,480 at March 31, 2008 and December 31, 2007, respectively	20,386	24,584
Deferred rent, net of allowance of $100 and $131 at March 31, 2008 and December 31, 2007, respectively	7,616	6,804
Other, net	35,537	32,876
Mortgages and notes receivable	1,940	3,397
Prepaid expenses and deferred charges	11,218	19,250
Investments in/advances to unconsolidated ventures	803,738	475,605
Intangible assets, net of accumulated amortization of $102,761 and $99,201 at March 31, 2008 and December 31, 2007, respectively	573,815	706,709
Goodwill	350,437	350,437
Other assets	20,320	32,716
Total assets	$5,087,686	$5,625,130

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgages payable, including unamortized premium of $12,387 and $13,426 at March 31, 2008 and December 31, 2007, respectively	$447,654	$451,675
Notes payable, net of unamortized premium of $29,522 and $30,465 at March 31, 2008 and December 31, 2007, respectively	859,739	860,681
Credit facilities	488,288	488,288
Capital leases	30,742	30,902
Other liabilities	354,995	529,061
Tenant security deposits	7,594	9,754
Total liabilities	2,189,012	2,370,361

Minority interest in consolidated partnership and joint ventures	86,535	86,210

Commitments and contingencies	—	—

Members’ capital:
Members’ capital	3,383,583	3,734,387
Accumulated other comprehensive loss	(16)	(1,196)
Accumulated distribution in excess of net income	(571,428)	(564,632)
Total members’ capital	2,812,139	3,168,559
Total liabilities and members’ capital	$5,087,686	$5,625,130

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Company	Predecessor
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,796)	$24,044
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	56,773	24,551
Amortization of net premium/discount on mortgages and notes payable	(1,981)	(568)
Amortization of deferred debt and loan acquisition costs	5,196	1,865
Amortization of stock options	—	1,097
(Gain) loss on swaps	—	359
Amortization of asset retirement liabilities	31	15
Amortization of below market leases	(14,888)	(785)
Loss (gain) on sale of discontinued operations, net	1,122	(2,464)
Loss on sale of marketable securities	1,600	—
Minority interest in income of consolidated partnership and joint ventures	1,610	291
Equity in income of unconsolidated ventures	2,756	(1,593)
Distributions of income from unconsolidated ventures	—	2,033
Changes in operating assets and liabilities, net:
Change in restricted cash	2,251	1,960
Change in trade receivables	(2,575)	917
Change in deferred rent receivables	(2,156)	(1,044)
Change in other receivables	(8,328)	(8,560)
Change in other liabilities	(56,256)	(15,055)
Change in tenant security deposits	(520)	501
Change in prepaid expenses, deferred charges and other assets	14,332	(1,349)
Net cash (used in) provided by operating activities	(7,829)	26,215

Cash flows from investing activities:
Real estate acquisitions and building improvements	(35,888)	(45,669)
Acquisition, net of cash and restricted cash received	—	(27,014)
Proceeds from real estate sales, net	8,229	4,404
Proceeds from sale of marketable securities, net	1,932	—
Repayments of mortgage notes receivable, net	1,457	3,778
Cash from joint venture consolidation	—	14
Capital contributions to unconsolidated joint ventures	(1,346)	(1,328)
Purchase of marketable securities	(196)	—
Distributions of capital from unconsolidated joint ventures	1,339	1,442
Net cash used in investing activities	(24,473)	(64,373)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(3,142)	(9,799)
Proceeds from credit facility borrowing	38,300	85,000
Repayment of credit facility	(9,700)	(7,000)
Financing fees	(2,651)	—
Distributions paid to minority partners	(1,292)	(993)
Dividends paid	—	(37,597)
Proceeds from exercise of stock options	—	693
Distribution to members	(5,016)	—
Proceeds from dividend reinvestment plan	—	1,839
Net cash provided by financing activities	16,499	32,143

Net decrease in cash and cash equivalents	(15,803)	(6,015)

Cash and cash equivalents at beginning of period	34,706	7,916

Cash and cash equivalents at end of period	$18,903	$1,901

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$38,454	$38,404
Capitalized interest	2,504	4,562
State and local taxes paid	810	151
Distribution of entity interest to parent (1)	369,553	—
Contribution of entity interest to Centro NP Residual Holding LLC	355,060	—
Partnership units issued in acquisition	—	12,020

(1)  Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC discussed in Note 8.

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

Immediately following the Merger and the Liquidation, the Company’s employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in these notes as the “Management Joint Venture”).  The distribution occurred in order to comply with certain tax restrictions applicable to the Company’s ultimate equity owners and to permit such employees to serve management functions at other properties controlled by the Company’s affiliates.  Following this distribution, the Management Joint Venture managed the Company’s properties, although during a transition period, certain of the Company’s subsidiaries continued to provide payroll, benefit and other transition services with respect to the Company’s former employees.  Such transition services continued through March 31, 2008.  Contracts memorializing the management services arrangements under which the Company has been operating were entered into on March 28, 2008 in connection with an amendment to the Company’s revolving credit facility.

Although the Company’s employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, for the period January 1, 2008 to March 31, 2008, the Company continued to incur all costs relating to the payroll and benefits of their employees employed by the Management Joint Venture as well as incurring other transition services while the Management Joint Venture finalized arrangements to replicate such functions.

On the basis that the Company continues to provide services on a transitionary basis, for accounting purposes, the Distribution, Contribution and Assignment Agreement between the company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan, Inc (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to March 31, 2008.

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

Centro NP, as the successor obligor on New Plan’s unsecured senior notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the 1995 Indenture governing the unsecured senior notes or pursuant to Section 15(d) of the Exchange Act.

Accounting Treatment

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), a business combination occurs when an entity acquires net assets that constitute a business or acquires equity interest of one or more other entities and obtains “control” over that entity or entities.  “Control” is defined by SFAS No. 141 as “ownership by one company, directly or indirectly, of over fifty percent of the outstanding voting shares of another company.”  For accounting purposes, SFAS No. 141 further states that the designated acquisition date should be the date that effective control of the acquired entity is transferred to the acquiring entity without restrictions, except those required to protect the shareholders or other owners of the acquired entity.  In conjunction with the transactions described above, Centro NP LLC acquired a 66.7% controlling interest in New Plan on April 5, 2007.  As such, with respect to the results of operations of Centro NP, April 5, 2007 is used as the acquisition date throughout the remainder of this document.  Accordingly, the Consolidated Financial Statements contained in this report represent the results of operations and

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial condition of New Plan (which is referred to as the Predecessor herein) prior to March 31, 2007, and of Centro NP for the period from January 1, 2008 through March 31, 2008.  Not withstanding the foregoing, New Plan’s stock remained outstanding until April 20, 2007, at which point MergerSub, subsequently Centro NP, acquired the remaining outstanding shares of Common Stock.  Accordingly, any discussion pertaining to New Plan’s common stock, preferred stock or stock-based compensation will reference April 20, 2007.

The aggregate purchase price of the Merger has been allocated in accordance with SFAS No. 141 at the date of acquisition, based on the Company’s evaluation of information and estimates available at such date.  Accordingly, all assets were recorded at their fair values at the time of acquisition.  The total aggregate purchase price had been allocated as follows:

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS
Net real estate	$4,484,647
Cash and cash equivalents	96,964
Restricted cash	18,988
Marketable securities	6,230
Receivables:
Trade, net of allowance for doubtful accounts	34,593
Other, net	30,818
Mortgages and notes receivable	626
Prepaid expenses and deferred charges	16,028
Investments in/advances to unconsolidated ventures	174,233
Intangible assets, net of accumulated amortization	937,992
Goodwill	825,612
Other assets	19,379
Total assets	$6,646,110

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgages payable, including unamortized premium	$444,649
Notes payable, net of unamortized premium	1,266,814
Credit agreements	305,412
Capital leases	31,331
Due to Centro Property Trust	303,400
Other liabilities	597,831
Tenant security deposits	9,948
Total liabilities	2,959,385

Minority interest in consolidated partnership and joint ventures	88,923

Commitments and contingencies	—

Members’ capital:
Members’ capital	3,597,802
Total members’ capital	3,597,802
Total liabilities and members’ capital	$6,646,110

The total aggregate purchase price consideration for the Merger was approximately $3.6 billion, including costs associated with the acquisition. There were no contingency payments or commitments provided under the Merger Agreement.

Note 2:           Description of Business

Centro NP LLC (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, the “Company”) was formed in February 2007 in connection with the Offer and the Mergers, and to succeed the operations of New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, “New Plan” or the “Predecessor”).  Prior to the consummation of the Offer and the Mergers, the Company engaged in no activities other than those incident to its formation and the execution of the Merger Agreement.  The principal business of the Company is the ownership and development of community and neighborhood shopping centers throughout the United States.  Prior to the consummation of the Mergers and the Liquidation (described in Note 1, “Merger and Liquidation”) the Predecessor was operated as a self-administered, self-managed real estate investment trust (“REIT”).  As a result of the Merger and Liquidation, the Company is no longer operating as a REIT.  On May 3, 2007, the Company’s name was changed from Super IntermediateCo LLC to Centro NP LLC.

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

The consolidated financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to April 5, 2007, and subsequently of the Company for the period from April 5, 2007 through March 31, 2008.  The accompanying consolidated financial statements of the Company and the Predecessor include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest.  The portion of these entities not owned by the Company or the Predecessor is presented as minority interest as of and during the periods presented.  All inter-entity transactions have been eliminated.

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

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern given that the Company’s liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities.  The Company’s inability to refinance the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition.  In addition, uncertainty also exists due to the refinancing issues currently experienced by the Company’s ultimate parent investors, Centro Properties Group and Centro Retail Group. If the outcomes of these negotiations are not favorable to Centro Properties Group and Centro Retail Group, it is uncertain as to the impact that this will have on the Company.

It is noted that Centro Properties Group and Centro Retail Group both recently filed reviewed financial statements for the six months ended December 31, 2007 with local Australian regulatory authorities whereby the auditor identified material uncertainty regarding their continuation as going concerns.

The Company’s management team continues to work closely with its counterparts of the Company’s ultimate parent investors (Centro Properties Limited (“CPL”) and CPT Manager Limited (“CPT”)) and the lenders of the Company, Super LLC, CPL and CPT to resolve the various liquidity issues.

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

Earnings per Share of Common Stock

As of March 31, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s common stock had been cancelled.  For periods prior to April 5, 2007, the Predecessor presented both basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Earnings per common share (“basic EPS”) was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Earnings per share of common stock assuming dilution (“diluted EPS”) was computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consisted of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of the DownREIT Partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Restricted Cash

Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by certain loan agreements.  All restricted cash is invested in money market accounts.

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $14.9 million and $20.5 million as of March 31, 2008 and December 31, 2007, respectively.  The Company makes, and the Predecessor made, estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Real Estate

Land, buildings and building and tenant improvements are recorded at cost and stated at cost less accumulated depreciation.  Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, and ordinary repairs and maintenance are expensed as incurred.  Land, buildings and building and tenant improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets.  Additionally, amounts essential to the

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development of the property, such as pre-construction costs, development costs, construction costs, interest costs, real estate taxes, certain salaries and related costs and other costs incurred during the period of development are capitalized. The Company ceases capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

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

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its long-lived assets may be impaired.  A long-lived asset’s value is impaired only if management’s estimate of the aggregate future

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value.  Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset, and reflected as an adjustment to the basis of the asset.

In conducting an impairment analysis of the Company’s long-lived assets, management applied a probability weighting as to how long the assets would be held prior to disposal, as contemplated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The probability weighting takes into consideration the likelihood of disposal of each asset.

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

Deferred Leasing and Loan Origination Costs

Costs incurred in obtaining tenant leases (including internal leasing costs) are amortized using the straight-line method over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Costs incurred in obtaining long-term financing are amortized and charged to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the related debt agreements, which approximates the effective interest method.

Internal Leasing Costs

The Company capitalizes internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Please refer to the following table for additional information regarding the capitalization of internal leasing costs (dollars in thousands).

Balance at December 31, 2007	$3,026

Costs capitalized	1,172
Amortization / write-offs	(909)

Balance at March 31, 2008	$3,289

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

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For periods subsequent to April 4, 2007, the Company does not qualify for hedge accounting under SFAS No. 133.  Accordingly, for all derivative instruments the changes in fair value of both the derivative instrument are recorded in earnings.  Prior to April 5, 2007, the Predecessor elected to use hedge accounting under SFAS No. 133.  Under that pronouncement, changes in the fair value of derivatives designated as fair value hedges were recorded in earnings along with fair value movement in the hedged item.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative were reported in other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged item affected earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, were recognized in earnings in the current period.

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $2.0 million as of March 31, 2008.

Self-Insured Health Plan

The Company has a self-insured health plan for all of its employees.  In order to limit its exposure, the Company has purchased stop-loss insurance, which will reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses are accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  The liability for self-insured losses is included in accrued expenses and was approximately $0.8 million and $0.9 million at March 31, 2008 and December 31, 2007, respectively.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Liability Insurance

The Company has one wholly-owned captive insurance company, ERT CIC, LLC (“ERT CIC”), which underwrites the first layer of general liability insurance programs for the Company’s wholly-owned, majority-owned and joint venture properties.  The Company carries general liability insurance on its properties in amounts that it believes (i) adequately insures all of its properties and (ii) are in line with coverage obtained by owners of similar properties.  The Company has purchased stop loss insurance, which will reimburse the Company for individual claims in excess of $0.3 million annually, or aggregate claims in excess of $3.7 million annually.  If the Company experiences a loss and ERT CIC is required to pay under its insurance policy, the Company would ultimately record a loss to the extent of such required payment.  Because the Company owns ERT CIC, the Company is responsible for ERT CIC’s liquidity and capital resources, and the accounts of ERT CIC are part of the Company’s and the Predecessor’s consolidated financial statements.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  Lease termination fees were approximately $1.1 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively.

Income from Discontinued Operations

Income from discontinued operations is computed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company’s real property that has been sold, or otherwise qualifies as “held for sale” (as defined by SFAS No. 144), be classified as discontinued operations and segregated in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Balance Sheets.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within the next twelve months.

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

The Company is, and the Predecessor was, subject to certain state and local taxes.  Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss).

The Predecessor elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”).  In general, the TRSs of the Predecessor performed additional services for tenants of the Predecessor and generally engaged in any real estate or non-real estate related business (except for the operation or management of health care

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated).  The TRS was subject to corporate federal income tax.  As a result of the Merger, and the fact that the Company is no longer operating as a REIT, the Predecessor’s TRSs are now operating as corporations.  In addition, the corporations had other net deferred tax assets, most significantly relating to an asset impairment recognized in fiscal 2003, for financial accounting purposes that will not be recognized for tax purposes until the property is sold.  The Company has ascribed a full valuation allowance to these net deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company has no material uncertain tax positions as of March 31, 2008.

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

New Applicable Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FAS No. 115,” (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings.  The fair value option may be applied on an instrument-by-instrument basis.  SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has elected not to measure any of its eligible financial assets or liabilities at fair value and therefore the adoption of SFAS 159 did not have an impact on its consolidated financial statements.  The only financial assets recorded at fair value as of March 31, 2008 are those required to be fair valued under other accounting standards.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for the Company as of January 1, 2008, refer to Note 17 of these interim unaudited consolidated financial statements for further details relating to fair value measurements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS No. 160.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period begining on or after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial position and results of operations.

It has been determined that any recently issued accounting standards or pronouncements not mentioned in the note have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

Note 4:   Pro Forma Financials

The following table summarizes, on an unaudited pro forma basis, the results of operations for the three months ended March 31, 2007 as though the Merger and Liquidation had occurred on January 1, 2007 (dollars in thousands):

Three Months Ended March 31, 2007
Pro forma rental revenues	$142,160
Pro forma operating expenses	(119,662)
Income before real estate sales, minority interest and other income and expenses	22,498
Pro forma other expenses, net	(21,834)
Pro forma income from continuing operations	664
Pro forma income from discontinued operations	772
Pro forma net income	$1,436

Preferred dividends	(5,504)
Net income available to common stock – basic	(4,068)
Minority interest in income of consolidated partnership and joint ventures	291
Net income available to common stock – diluted	$(3,777)

Basic loss per common share:
Loss from continuing operations	$(0.05)
Discontinued operations	0.01
Basic loss per share	$(0.04)

Diluted loss per common share:
Loss from continuing operations	$(0.04)
Discontinued operations	0.01
Diluted loss per share	$(0.03)

Average shares outstanding – basic	103,352
Average shares outstanding – diluted	109,673

Dividends per common share	$0.3125

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5:            Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the three months ended March 31, 2008.

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

Dispositions

During the three months ended March 31, 2008, the Company sold one shopping center and one land parcel

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for aggregate gross proceeds of approximately $9.6 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company and the Predecessor, as applicable, recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 7).

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

Note 6:            Real Estate Held for Sale

As of March 31, 2008, one shopping center, located in Texas, was classified as “Real estate held for sale.”  Such building had an aggregate book value of approximately $1.1 million as of March 31, 2008.

As of December 31, 2007, one land parcel was classified as “Real estate held for sale.”  Such land parcel had an aggregate book value of approximately $0.4 million as of December 31, 2007.

Note 7:            Income from Discontinued Operations

The following is a summary of income from discontinued operations for the periods presented below (dollars in thousands):

	Company	Predecessor
	Three Months Ended March 31,
	2008	2007
Total revenue	$227	$275

Operating costs	(24)	(85)
Real estate taxes	26	(59)
Depreciation and amortization	(39)	(89)
Provision for doubtful accounts	(14)	730
Total operating costs	(51)	497

Income from discontinued operations before impairment and (loss) gain on sale	176	772

(Loss) gain on sale of other discontinued operations	(1,122)	2,464

(Loss) income from discontinued operations	$(946)	$3,236

Note 8:            Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2008 and December 31, 2007, respectively (dollars in thousands).  The Company accounts for these investments using the equity method.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Investments in/Advances to
					Unconsolidated Ventures
				Percent	March 31,	December 31,
	City	State	JV Partner	Ownership	2008	2007
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$14,375	$14,410

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	3,687	3,812

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,401	1,401

Centro NP Residual Holding LLC	Various	Various	Super LLC	49%	668,725	340,290

Centro GA America LLC	Various	Various	Centro Shopping America Trust	5%	48,531	49,892

NP/I&G Institutional Retail Company, LLC (3)	Various	Various	JPMorgan Investment Management, Inc.	20%	37,594	37,106

NP/I&G Institutional Retail Company II, LLC (4)	Various	Various	JPMorgan Investment Management, Inc.	20%	14,423	14,995

NPK Redevelopment I, LLC (5)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	10,657	9,507

NP/SSP Baybrook, LLC (5)	Webster	TX	JPMorgan Investment Management, Inc.	20%	2,761	2,734

Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	1,584	1,458

Investments in/Advances to Unconsolidated Ventures					$803,738	$475,605

In connection with the Merger, the Company’s investments in unconsolidated ventures were recorded at fair value.

(1)                                  The Company receives increased participation after a 10% return.

(2)                                  The Company receives a 10% return on its investment.

(3)                                  The Company receives increased participation after a 12% IRR.

(4)                                  The Company receives increased participation after a 10% IRR.

(5)                                  The Company receives increasing participation after a 10% return.

(6)                                  The Company receives increasing participation after a 13% IRR.

Combined summary financial information for the Company’s and the Predecessor’s, as applicable, investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets

	March 31, 2008	December 31, 2007
	(Company)	(Company)
Assets:
Real estate assets	$4,570,161	$3,953,015
Accumulated depreciation	(257,692)	(233,524)
Net real estate	4,312,469	3,719,491
Trade receivables, net of allowance for doubtful accounts	43,375	36,894
Other assets, net of accumulated amortization	787,946	763,739
Total Assets	$5,143,790	$4,520,124

Liabilities:
Mortgages payable, net of unamortized premium	$1,819,238	$1,818,303
Term Loan	752,600	724,000
Amounts payable to the Company	1,454	1,788
Other liabilities	219,047	215,069
Total liabilities	2,792,339	2,759,160
Total partners’ capital	2,351,451	1,760,964
Total liabilities and partners’ capital	$5,143,790	$4,520,124

Investments in/advances to unconsolidated ventures	$803,738	$475,605

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Combined Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Company)	(Predecessor)

Rental revenues	$107,634	$94,354
Operating expenses	(33,536)	(27,449)
Interest expense	(38,118)	(27,629)
Depreciation and amortization	(35,531)	(27,096)
Other (expense) income, net	22,467	375
Gain on sale of real estate	168	927
Loss from discontinued operations	(182)	—
Net income	$22,902	$13,482

Company’s/Predecessor’s share of net (loss) income	$(1,723)	$1,593

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of March 31, 2008:

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.8 million as of March 31, 2008.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2008.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2008.

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

Pursuant to a March 28, 2008 Contribution, Distribution and Assumption Agreement relating to the joint venture (which was released from escrow and became effective as of March 30, 2008), the Company contributed 49% of its interest in certain subsidiaries owning real properties with an approximate fair market value of $780 million to the joint venture.  The Company distributed 51% of its interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the joint venture.  Following these transactions, the Company owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.

The joint venture owned 110 stabilized retail properties and three properties under redevelopment as of March 31, 2008.  Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture.  The joint venture had loans outstanding of approximately $1.2 billion as of March 31, 2008.

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of March 31, 2008, this joint venture was comprised of 126 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties and one retail property under redevelopment as of March 31, 2008.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture from $30.0 million to $31.9 million, of which approximately $28.2 million had been contributed as of March 31, 2008.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $280.6 million as of March 31, 2008.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of March 31, 2008, the Company had contributed approximately $14.7 million for such purpose.  Additionally,

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of March 31, 2008, the joint venture owned four stabilized retail properties.  The joint venture had loans outstanding of approximately $46.9 million as of March 31, 2008.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of March 31, 2008.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2008.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of March 31, 2008.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $59.6 million as of March 31, 2008.

Note 9:           Intangible Assets and Goodwill

Intangible assets are comprised of the following (dollars in thousands):

	March 31, 2008	December 31, 2007	Amortization Period

In-place lease value, legal fees and leasing commissions, net (Note 3)	$416,683	$547,052	Life of lease
Above market leases acquired, net (Note 3)	11,527	11,731	Life of lease
Other intangibles, net (1)	615	615	20 years
Value of asset management fee stream, net (Note 3)	29,883	30,074	40 years
Value of property management rights, net (Note 3)	115,107	117,237	20 years
Total	$573,815	$706,709

(1)  Other intangibles consist of amounts paid to acquire the Company’s domain name.

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Company	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Amortization Expense	$32,829	$2,661
Write-offs	—	78

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2008 (remaining nine months)	$93,876
2009	120,026
2010	108,878
2011	100,859
2012	78,774

As of March 31, 2008, the Company had also recorded approximately $350.4 million of goodwill in connection with the Merger.

Note 10:         Debt Obligations

As of March 31, 2008 and December 31, 2007, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

		Carrying Value as of
	Maximum Amount Available	March 31, 2008	December 31, 2007	Stated Interest Rates	Scheduled Maturity Date

CREDIT AGREEMENTS
Amended July 2007 Revolving Facility (1)	$—	$306,800	$306,800	LIBOR + 175 bp (2) (3)	September 2008
Amended Revolving Facility (1)	—	—	—	—	—
Amended Secured Term Loan (1)	—	—	—	—	—
Secured Term Loans (4)	—	181,488	181,488	Variable (5)	2009 – 2010
Total Credit Agreements	$—	$488,288	$488,288

MORTGAGES PAYABLE
Fixed Rate Mortgages		$426,676	$429,515	5.015% - 9.25%	2008 – 2021
Variable Rate Mortgages		8,591	8,734	Variable (6)	2009 – 2011
Total Mortgages (7)		435,267	438,239
Net unamortized premium		12,387	13,426
Total Mortgages, net		$447,654	$451,675
NOTES PAYABLE
7.40% unsecured notes		$150,000	$150,000	7.400%	September 2009
3.75% unsecured notes (8)		217	217	3.750%	June 2010
4.50% unsecured notes (9)		150,000	150,000	4.500%	February 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		830,217	830,217
Net unamortized premium		29,522	30,465
Total Notes, net		$859,739	$860,682

CAPITAL LEASES		$30,742	$30,902	7.500%	June 2031

TOTAL DEBT		$1,826,423	$1,831,547

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

(2)          The Company incurs interest using the 30-day LIBOR rate which was 2.7% as of March 31, 2008.  The interest rate on this facility adjusts based on the Company’s credit rating.

(3)          The Company also incurs an annual facility fee of 22.5 basis points on this facility.

(4)          Incurred in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007.

(5)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 2.7% as of March 31, 2008, plus spreads ranging from 135 to 175 basis points.

(6)          As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 2.7% as of March 31, 2008, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.51% as of March 31, 2008, plus spreads ranging from 12.5 to 37.5 basis points.

(7)          An aggregate of $158.1 million of mortgages payable is scheduled to mature during 2008.

(8)          Represents convertible senior notes.  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion price was $25.00 per share.  On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.  As discussed further below, these notes became convertible on April 1, 2007, and were convertible through July 2, 2007.  As of March 31, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.

(9)          The Company has entered into reverse interest rate swap agreements that effectively converted the interest rate on $65.0 million of the notes from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.

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

On August 25, 2006, the Predecessor also amended its then existing $150.0 million secured term loan (as amended, the “Amended Secured Term Loan”). The Amended Secured Term Loan bore interest at LIBOR plus 55 basis points (based on the Predecessor’s then existing credit ratings) and was scheduled to mature on August 25, 2010.

On April 20, 2007, simultaneously with the completion of the Mergers, the Predecessor’s $350.0 million unsecured revolving credit facility, as amended August 25, 2006 (see above) (the “Amended Revolving Facility”), was prepaid in full and terminated.  Simultaneously with the prepayment and termination of the Amended Revolving Facility, Centro NP entered into the April 2007 Revolving Facility with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility.  Concurrently with the establishment of

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the April 2007 Revolving Facility, Centro NP used a portion of the proceeds from the April 2007 Revolving Facility and caused its $150.0 million secured term loan, as amended August 25, 2006 (the “Amended Secured Term Loan”), to be repaid in full and terminated.

On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility.  Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into the July 2007 Revolving Facility, with Bank of America N.A., as administrative agent (the “Administrative Agent”), which effectively replaced the April 2007 Revolving Facility.

The July 2007 Revolving Facility was scheduled to mature on December 31, 2007, subject to early termination by the Company or the Administrative Agent.  The July 2007 Revolving Facility includes a revolving credit facility, swing line facility, and a letter of credit facility. Prior to its maturity date the Company sought to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after entering into the new revolving credit facility, the Company was unable to obtain long-term financing on satisfactory terms consistent with the long-term strategy and were required to seek an extension of the July 2007 Revolving Facility. On December 16, 2007, the Company entered into an amendment to the July 2007 Revolving Facility amending the July 2007 Revolving Facility (the “First Amendment to the July 2007 Revolving Facility”), which extended the maturity date to February 15, 2008, subject to certain conditions. In connection with the amendment, the applicable margin of the interest rate was increased to a fixed premium of 1.75% and the Company paid an extension fee of $3.3 million, payable on maturity.

On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of the Company’s affiliates and a requirement that, CPT Manager Limited (“CPT”) and Centro Properties Limited (“CPL”) extend the maturity of certain of their indebtedness (as described below) to a date no earlier than September 30, 2008, which did occur on May 8, 2008. Refer to Note 18.  The applicable margin of the interest rate remained at 1.75%.  The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the Termination Date, remains the same under the Revolving Facility Extension Agreement.

On March 28, 2008, the Company entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”). The Amendment to Revolving Facility Extension Agreement, among other things, approved (i) an agreement pursuant to which the Company contributed 49% of its interest in certain subsidiaries owning 31 real properties with an approximate fair market value of $780.0 million to Centro NP Residual Holding LLC (the “Residual Joint Venture”), and distributed 51% of its interest in the transferred entities to its parent, Super LLC, which interest Super LLC contributed to the Residual Joint Venture, and (ii) the assumption of all liabilities relating to the Company’s employees by Centro US Management Joint Venture 2, LP and the distribution of approximately $15.0 million of miscellaneous assets used in the day-to-day management of the Company’s properties to the Management Joint Venture. In connection with the Amendment to Revolving Facility Extension Agreement, the Company granted mortgages on certain properties owned by the Company and certain existing guarantors of the Amended July 2007 Revolving Facility. In addition, certain subsidiaries of the Residual Joint Venture entered into guaranties of the Company’s Amended July 2007 Revolving Facility and granted mortgages in favor of the lender.

The Amended July 2007 Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, (i) a base rate equal to the prime rate plus an applicable margin as specified in the Amended July 2007 Revolving Facility or (ii) the LIBOR rate plus the applicable margin.

The Amended July 2007 Revolving Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events.  Under the Amended July 2007 Revolving Facility, the Company is also subject to compliance with certain financial coverage ratios and other debt covenants.  As of March 31, 2008, these coverage ratios and debt covenants included:  (i) total debt to total adjusted assets of

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all outstanding unsecured debt of the Company and its subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

The Amended July 2007 Revolving Facility contains customary defaults, including, among others: (i) the nonpayment of interest or principal of any loan; (ii) failure to comply with restrictions on use of proceeds; (iii) failure to observe or perform covenants under any loan document; (iv) bankruptcy or insolvency; (v) certain judgments and decrees; and (vi) change of control.

Amounts outstanding under the Amended July 2007 Revolving Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain subsidiaries of the Company, as guarantors in favor of the Administrative Agent.  The Amended July 2007 Revolving Facility also has the benefit of a contingent Guaranty Agreement dated July 31, 2007, by and among CPT  and CPL as guarantors in favor of the Administrative Agent (the “Centro Party Guaranty”), which, subject to certain conditions, guarantees up to the full amount of the Amended July 2007 Revolving Facility.  In the event that at any time after the Centro Party Guaranty is triggered the amount of the guaranty is less than the full amount of the obligations under the First Amendment to the Amended July 2007 Revolving Facility at such time, the Company is required to permanently prepay the Amended July 2007 Revolving Facility by the amount of such deficiency.

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

As of March 31, 2008, all of the $200.0 million aggregate principal amount of the 3.70% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $222.9 million.

Pursuant to the terms of the 3.75% Convertible Senior Notes due 2023, as set forth in the 1999 Indenture, as supplemented by an Officers’ Certificate, dated May 19, 2003 (the “Officers’ Certificate”) and the Supplemental Indenture, dated as of December 17, 2004 (the “Supplemental Indenture”), on April 1, 2007, the sale price condition triggering the holders’ conversion rights was satisfied as a result of the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter was greater than or equal to 120% of the applicable conversion price on such last trading day.  Accordingly, pursuant to the 1999 Indenture, as supplemented by the Officers’ Certificate and the Supplemental Indenture, the 3.75% Convertible Senior Notes became convertible as of April 1, 2007 and were convertible through July 2, 2007.  As such, the 3.75% Convertible Senior Notes were convertible into $1,326 per $1,000 principal amount of notes.

As of March 31, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

As of March 31, 2008, future scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2008 (remaining nine months)	$465,758
2009	326,517
2010	121,519
2011	173,213
2012	150,402
Thereafter	547,105
Total debt maturities	1,784,514

Net unamortized premiums on mortgages	12,387
Net unamortized premiums on notes	29,522

Total debt obligations	$1,826,423

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cross-defaulting of Debt

The short-term credit facilities of CPT provided under the Australian Extension Deed, the Preston Ridge Facility of the Residual Joint Venture, and the Super Bridge Loan of Super LLC provided under the Super Bridge Loan Extension Agreement are cross-defaulted with the Company’s Amended July 2007 Revolving Facility.

An Event-of-Default under the Indentures will trigger an event-of-default of all debt arrangements mentioned directly above.

Prohibition on Incurring Additional Indebtedness

Due to certain covenants and restrictions contained in certain of the Company’s debt agreements, the Company is currently prohibited from incurring additional indebtedness.

Collateralization of Super Bridge Loan Debt

It should be noted that as of March 31, 2008 and since April 20, 2007, the Super Bridge Loan (totaling $1.8 billion) of the Company’s parent, Super LLC is secured by its 100% membership interest in the Company.

Mortgage Debt With Optional Prepayment Dates

During the period from January 1, 2008 to March 31, 2008, interest rates increased by their terms under two of the Company’s mortgage loans, secured by Karl Plaza and Silver Pointe, respectively. Each loan contained an optional prepayment date, after which interest rates increased by 2% for Karl Plaza and 5% for Silver Pointe. The Company did not prepay either loan on their optional prepayment dates.

Note 11:         Risk Management and Use of Financial Instruments

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

Current and forecast retail market conditions are not overly positive. However, the Company manages this market risk through a high weighting of non-discretionary spending tenants, such as grocery stores, drug stores, geographic diversification of properties and selection of properties in areas with customer catchments with strong economic demographics.  It is possible that if the Company is required to dispose of real estate assets in the near

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term and in an other than ordinary transaction to assist with the Company’s liquidity position, those real estate assets could be sold at a loss.

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

As of March 31, 2008, the Company had two reverse arrears swap agreements.  The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2008 (dollars in thousands).  The notional amounts at March 31, 2008 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$2,052
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	505
		$65,000			$2,557

As of March 31, 2008, the reverse arrears swaps of approximately $2.6 million were reported in Other Assets.

Post Merger, these reverse arrears swaps did not qualify for hedge accounting treatment under SFAS No. 133.  Gains and losses pertaining to derivatives are included in “Interest expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss).  This includes mark-to-market adjustments of open contracts as well as periodic settlements.

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

Risks Associated with Liquidity Position

The Company presently has $306.8 million of debt under its Amended July 2007 Revolving Facility which is scheduled to mature on the earlier of (i) September 30, 2008, or (ii) upon the occurrence of certain trigger events under that facility.  The Company’s extension of the Amended July 2007 Revolving Facility was provided on the basis that

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s ultimate parents in Australia obtained extensions of its debt facilities until at least September 30, 2008. The Company’s ultimate parents announced on May 8, 2008 the extension of its debt facilities to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.  The Company also has approximately $158.1 million of mortgages payable scheduled to mature during 2008.  An event of default caused by the nonpayment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan.

In addition, covenants contained in certain of the Company’s indebtedness and restrictions under the debt extension agreements significantly constrain the Company’s ability to incur additional debt in the short-term.  In connection with the First Amendment to the July 2007 Revolving Facility, the Company is no longer permitted to make draws under the Amended July 2007 Revolving Facility, and is limited to financing any development costs from distributions received from the Residual Joint Venture.

The Company’s ultimate parent investors (CPT and CPL) are also dealing with significant liquidity/refinancing issues. Due to the financial constraints of the Company’s ultimate parent investors, it is unlikely that they will be able to make additional equity contributions to alleviate the Company’s short-term liquidity issues.

Note 12:         Minority Interest in Consolidated Partnership and Joint Ventures

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

In connection with the DownREIT Merger, each unit of limited partnership interest in the DownREIT Partnership (a “DownREIT Unit”) who elected to do so was converted, without any action on the part of the holder, into the right to receive one fully-paid Class A Preferred Unit, without interest, of the surviving partnership (the “Preferred Unit Consideration”).  In lieu of the Preferred Unit Consideration, holders of DownREIT Units were offered the opportunity to elect to receive cash in an amount equal to the Offer Price per DownREIT Unit, as adjusted (the “Cash Consideration”).  The holders of DownREIT Units that elected to receive the Cash Consideration ceased to be limited partners of the DownREIT Partnership.  In connection with the DownREIT Merger, holders of 752,187 DownREIT Units, as adjusted, elected to receive the Cash Consideration, and holders of 2,643,870 DownREIT Units, as adjusted, elected, or were deemed to have elected, to receive the Preferred Unit Consideration. As a result, following the consummation of the DownREIT Merger, there were 2,643,870 Class A Preferred Units outstanding and not owned by Centro NP or its affiliates.  Holders of these Class A Preferred Units have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.9 million if all DownREIT Units were redeemed.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.

DownREIT Partnership unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2007	2,530,074
Issued	—
Redeemed	—

Outstanding at March 31, 2008	2,530,074

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

Note 13:         Stockholders’ Equity

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

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 3), a reconciliation of the numerator and denominator of basic and diluted EPS for periods prior to April 5, 2007 is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

Basic EPS	Three Months Ended March 31, 2007
Numerator:
Income from continuing operations	$20,808
Preferred dividends	(5,504)
Income available to common shares from continuing operations - basic	15,304

Income available to common shares from discontinued operations - basic	3,236

Net income available to common shares – basic	$18,540

Denominator:
Weighted average of common shares outstanding	103,352

Earnings per share - continuing operations	$0.15
Earnings per share - discontinued operations	0.03
Basic earnings per common share	$0.18

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted EPS
Numerator:
Income from continuing operations	$20,808
Preferred dividends	(5,504)
Minority interest in consolidated partnership	291
Income available to common shares from continuing operations - diluted	15,595

Income available to common shares from discontinued operations - diluted	3,236

Net income available to common shares – diluted	$18,831

Denominator:
Weighted average of common shares outstanding – basic	103,352
Effect of diluted securities:
Options and contingently issuable shares	2,114
Excel Realty Partners, L.P. third party units	3,314
Convertible debt	846
Restricted stock	47
Weighted average of common shares outstanding – diluted	109,673

Earnings per share - continuing operations	$0.14
Earnings per share - discontinued operations	0.03
Diluted earnings per common share	$0.17

Note - For the three months ended March 31, 2007, there were no stock options that were anti dilutive.

As of March 31, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s stock had been cancelled.  The Company’s Member’s Capital is wholly-owned by Super LLC as of March 31, 2008.

Common Stock

As described above, and as a result of the Merger and the Liquidation, there were no common shares outstanding as of March 31, 2008.

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

Stock Options

During the three months ended March 31, 2007, the Company recorded approximately $0.8 million of amortization of deferred compensation related to stock-based compensation, which expense included approximately $0.4 million related to stock options and approximately $0.4 million for restricted stock grants.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14:         Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.8 million as of March 31, 2008.  Given the increase in the reserve previously taken by the Predecessor, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of March 31, 2008, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of eight separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2008, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $14.9 million.

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

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008 (remaining nine months)	$2,883
2009	3,788
2010	3,633
2011	3,541
2012	3,391
Thereafter	38,863

•      Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.9 million.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  Limited partners are not entitled to provide notice of redemption prior to April 20, 2008.  As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

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

Note 15:         Comprehensive Income (Loss)

Total comprehensive (loss) income was $(6.8) million and $24.7 million for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the primary component of comprehensive income, other than net income, was the Company’s mark-to market adjustment on its available-for-sale securities.  Prior to the Merger, the Predecessor also included the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges as components of comprehensive income.

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive loss reflected in the Company’s member’s capital on the Consolidated Balance Sheets was comprised of the following (dollars in thousands):

	As of March 31, 2008	As of December 31, 2007

Realized/unrealized (loss) gains on available-for-sale securities	$(16)	$(1,196)
Accumulated other comprehensive loss	$(16)	$(1,196)

Note 16:         Related Parties

The Company receives a REIT Management fee from affiliates of its Parent Company, Super LLC, which is calculated on assets managed by the Company.  Total REIT Management fees earned for the three months ended March 31, 2008 totaled $2.5 million, and are included in fee income on the Company’s consolidated Statement of Operations.

The Company also derives fee income from services provided to certain of its joint ventures and other managed properties. For the three months ended March 31, 2008 and 2007, the Company or the Predecessor, as applicable, generated approximately $4.8 million and $8.6 million, respectively in fee income. As of March 31, 2008

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and December 31, 2007, the Company and the Predecessor, as applicable, had approximately $8.2 million and $7.2 million, respectively of fee income receivable.

There were approximately $1.5 million of interest free notes receivable from the Company’s affiliates as of March 31, 2008. As of December 31, 2007, the balance of interest free notes receivable from its affiliates was approximately $2.9 million.

The amounts due to partners of the Company were $3.6 million, and were included in Other Liabilities. There was no interest expense on the amounts due.

Note 17:         Fair Value

Effective January 1, 2008, the Company partially adopted SFAS No. 157, except as it relates to non- financial assets and liabilities as per the deferral permitted under FSP FAS No. 157-2, which provides a framework for measuring fair value under GAAP. The Company has not elected to apply SFAS No. 159 and fair value any of the eligible financial assets and liabilities permitted under SFAS No. 159. The only financial assets recorded at fair value as of March 31, 2008 are those required to be fair valued under other accounting standards.

Fair Value Measurement

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Level 1 assets and liabilities include entity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.  Level 2 assets are derivative instruments for which the fair value is estimated based on valuations obtained from third party pricing services for identical or comparable assets.

Level 3 – Unobservable inputs that are supported by little or no market activity.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Marketable Securities

The fair value of marketable securities is the market value based on both quoted market prices and valuations.

Derivative Instruments

The fair value of the derivative instruments, which are classified as Other Assets on the Consolidated Balance Sheet, were provided by valuation experts.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis, as required by accounting standards other than SFAS No. 159, are summarized below (dollars in thousands):

	Fair Value Measurements Using			Assets/(Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

Derivative instruments	$—	$2,557	$—	$2,557
Marketable securities	420	4,198	—	4,618

Note 18:         Subsequent Event

Extension of Ultimate Australian Parents’ Short-term Facilities

As a result of dislocations in the global credit markets, CPT, one of the ultimate parent investors of the Company, was unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.2 billion.  As a result, CPT and CPL, also one of the ultimate parent investors of the Company, entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into another extension deed (the “Australian Extension Deed”), which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  The Company is not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

On April 29, 2008, CPT and CPL entered into an agreement extending the maturity date of the various short-term credit facilities and certain additional facilities from April 30, 2008, to May 7, 2008.  In addition, the Company entered into a letter agreement amending the Amended July 2007 Revolving Facility extending the requirement for CPT and CPL to extend the maturity date of its indebtedness under the Australian Extension Deed from April 30, 2008, to May 7, 2008, which was subsequently extended to May 8, 2008.

On May 8, 2008, CPT and CPL entered into a further amendment and restatement deed (the “Australian Amended and Restated Extension Deed”), which extended the maturity date of the various short-term credit facilities and certain additional facilities from May 8, 2008, to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008. These conditions include agreement among the lender groups by May 30, 2008 on various matters including asset sale consents and proceeds allocation and by September 30, 2008 of the Company’s progress on its strategic plan.

On May 7, 2008, in connection with the Australian Amended and Restated Extension Deed, the Company entered into another letter agreement (the “Second Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the Amended July 2007 Revolving Facility.  The Second Amendment to Revolving Facility Extension Agreement, among other things, approved the extension of the maturity of certain of

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CPT’s and CPL’s indebtedness to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.

In addition, on February 15, 2008, March 28, 2008, April 29, 2008, and May 8, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement”), and collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Second Amendment to Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement, the May 2008 Super Bridge Loan Letter Agreement, the Australian Extension Deed and the Australian Amended and Restated Extension Deed, the “Extension Agreements”) waiving any actions with regards to any alleged defaults under debt previously placed with United States investors.

DownREIT Redemption Right

The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.9 million if all DownREIT units were redeemed.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  Limited partners are not entitled to provide notice of redemption prior to April 20, 2008.  As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

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

There is substantial doubt about our ability to continue as a going concern given that our liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities.  Our inability to refinance the credit facilities would have a material adverse effect on our liquidity and financial condition.  In addition, uncertainty also exists due to the refinancing issues currently experienced by our ultimate parent investors, Centro Properties Group and Centro Retail Group. If the outcomes of these negotiations are not favorable to Centro Properties Group and Centro Retail Group, it is uncertain as to the impact that this will have on us.

It is noted that Centro Properties Group and Centro Retail Group both recently filed reviewed financial statements for the six months ended December 31, 2007 with local Australian regulatory authorities whereby the auditor identified material uncertainty regarding their continuation as going concerns.

During the period from April 5, 2007 through December 31, 2007, we acquired a parcel of land immediately adjacent to a property owned by us (Land at Victory Square), the remaining 75% interest in a shopping center in which we owned the other 25% (The Centre at Preston Ridge), one land parcel and the remaining 90% interests in three of our joint ventures in which we owned the other 10% of each of the joint ventures (CA New Plan

Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC) (collectively, “Company Acquisitions”).  During the period from January 1, 2007 through April 4, 2007, our predecessor acquired one shopping center (Stewart Plaza) and one land parcel (collectively, “Predecessor Acquisitions” and, together with Company Acquisitions, the “2007 Acquisitions”)

In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the joint venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties to this joint venture.  We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, we owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture.   In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties to this joint venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture.  In March 2008, we contributed 49% of our interest in certain additional subsidiaries, owning 31 real properties to this joint venture (together with the contribution of the 18 properties and 25 properties described above, the “Residual Joint Venture Transactions”).  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture.  Following these transactions, we continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture.

In accordance with the provisions of SFAS No. 144, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Therefore, results of operations from prior periods have been retrospectively adjusted to reflect the current pool of disposed of or held for sale assets.

Recent Developments

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

On March 28, 2008, Super LLC entered into another letter agreement (the “Additional Super Bridge Loan Letter Agreement”) with its lenders to permit the transactions under the Contribution Agreement (discussed below under “Contribution, Distribution and Assumption Agreement”) and the transactions contemplated by the Contribution and the Management Services Assumption (discussed below under “Distribution, Contribution and Assignment Agreement and Property Management and Leasing Agreement”).

On April 29, 2008, Super LLC entered into a letter agreement amending the Super Bridge Loan extending the requirement for CPT and CPL to extend the maturity date of its indebtedness under the Australian Extension Deed from April 30, 2008, to May 7, 2008.

On May 7, 2008, in connection with the Australian Amended and Restated Extension Deed, Super LLC entered into another letter agreement (the “May 2008 Super Bridge Loan Letter Agreement”) modifying and waiving various provisions of the Super Bridge Loan.  The May 2008 Super Bridge Loan Letter Agreement, among other things, approved the extension of the maturity of certain of CPT’s and CPL’s indebtedness to a date no earlier than December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.

Extension Deed of Centro Short-Term Facilities

As a result of dislocations in the global credit markets, our Australian parents CPT Manager Limited, as responsible entity of Centro Property Trust, (“CPT”), were also unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.18 billion.  As a result, CPT and Centro Properties Limited (“CPL”) entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into another extension deed, the “Australian Extension Deed,” which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  We are not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

In addition, on February 15, 2008, March 28, 2008, April 29, 2008, and May 8, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement”), and collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Second Amendment to Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement, the May 2008 Super Bridge Loan Letter Agreement, the Australian Extension Deed and the Australian Amended and Restated Extension Deed, the “Extension Agreements”) waiving any actions with regards to any alleged defaults under debt previously placed with United States investors.

On April 29, 2008, CPT and CPL entered into an agreement extending the maturity date of the various short-term credit facilities and certain additional facilities from April 30, 2008, to May 7, 2008, which was subsequently extended to May 8, 2008.

On May 8, 2008, CPT and CPL entered into a further amendment and restatement deed (the “Australian Amended and Restated Extension Deed”) modifying and waiving various provisions of the Australian Extension Deed.  The Australian Amended and Restated Extension Deed, among other things, extended the maturity date of the various short-term credit facilities and certain additional facilities from May 8, 2008, to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.

Preston Ridge Facility

On February 14, 2008, BPR Shopping Center, LLC (“BPR LLC”), an unconsolidated subsidiary of ours, entered into a revolving credit facility (the “Preston Ridge Facility”) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which it can borrow up to $80.0 million (however, only $40.0 million of which can be borrowed on or before April 30, 2008).  The Preston Ridge Facility is collateralized by the property owned by BPR LLC known as The Centre at Preston Ridge and has a maturity date of September 30, 2008, subject to certain conditions.  The Preston Ridge Facility is guaranteed by Centro Preston Ridge Member LLC, the sole member of BPR LLC.  Proceeds of the Preston Ridge Facility will be used for development and redevelopment of certain properties and for general cash flow.  The Preston Ridge Facility is cross-defaulted with the Amended July 2007 Revolving Facility, the Super Bridge Loan and certain other credit facilities of affiliates of Super LLC.  Pursuant to the transactions described below under “Contribution, Distribution and Assumption Agreement,” BPR LLC and the debt associated therewith were transferred to Centro NP Residual Holding LLC (the “Residual Joint Venture”).

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

Distribution, Contribution and Assignment Agreement and Property Management and Leasing Agreement

On March 28, 2008, we, Super LLC, the Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan Inc. (a member of Super LLC) executed a Distribution, Contribution and Assignment Agreement (the “Distribution Agreement”) to memorialize the prior agreement of the parties thereto with respect to the assumption of all liabilities relating to our former employees by the Management Joint Venture and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of our properties to the Management Joint Venture (the “Management Services Assumption”).

DownREIT Redemption Right

The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.9 million if all DownREIT units were redeemed.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  Limited partners are not entitled to provide notice of redemption prior to April 20, 2008.  As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

Results of operations for the three months ended March 31, 2008 (the Company) and 2007 (the Predecessor)

Rental Revenues

Rental income was $87.8 million for the three months ended March 31, 2007 and $96.2 million for the three months ended March 31, 2008. The following significant factors caused material changes in the rental income of the Company:

•                  2007 Acquisitions, which increased rental income by approximately $6.4 million

•                  Increased amortization of below market leases, which leases were recorded at fair value by the Company in connection with the Merger, which increased rental income by approximately $11.1 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $4.1 million

•                  The Residual Joint Venture Transactions, which decreased rental income by approximately $12.9 million

•                  Decreased lease settlement income, which decreased rental income by approximately $0.9 million

Expense reimbursements were $25.1 million for the three months ended March 31, 2007 and $23.7 million for the three months ended March 31, 2008.  The following significant factors caused material changes in the expense reimbursements of the Company:

•                  2007 Acquisitions, which increased expense reimbursements by approximately $1.8 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $1.0 million

•                  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $4.7 million

Fee income was $8.6 million for the three months ended March 31, 2007 and $7.3 million for the three months ended March 31, 2008.  Fee income is derived from services provided to our joint ventures and other managed projects.  The following significant factors caused material changes in the fee income of the Company:

•                  Asset management fee revenue, which increased fee income by approximately $2.1 million

•                  Leasing fee revenue, which decreased fee income by approximately $2.6 million

•                  Construction fee revenue, primarily attributable to a decrease in the number of properties undergoing redevelopment, or being newly constructed, which decreased fee income by approximately $0.6 million

Operating Expenses

Operating costs were $20.7 million for the three months ended March 31, 2007 and $23.9 million for the three months ended March 31, 2008.  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased operating costs by approximately $1.8 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to manage the growing number of properties under management, which increased operating costs by approximately $2.1 million

•                  Increased snow removal costs, primarily attributable to harsh winter conditions, which increased operating costs by approximately $0.9 million

•                  The Residual Joint Venture Transactions, which decreased operating costs by approximately $2.3 million

•                  Decreased property insurance expense, attributable to lower premiums under our renewed policy, which decreased operating costs by approximately $0.9 million

Real estate taxes were $16.4 million for the three months ended March 31, 2007 and $14.9 million for the three months ended March 31, 2008.  The following significant factors caused material changes in the real estate taxes of the Company:

•                  2007 Acquisitions, which increased real estate taxes by approximately $1.1 million

•                  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $3.0 million

Depreciation and amortization was $24.5 million for the three months ended March 31, 2007 and $56.9 million for the three months ended March 31, 2008.   The following significant factors caused material changes in the depreciation and amortization of the Company:

•                  2007 Acquisitions, which increased depreciation and amortization by approximately $3.4 million

•                  Increased depreciation expense on our real estate properties, which properties were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $28.6 million

•                  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights, which rights were recorded at fair value by the Company in connection with the Merger, increased depreciation and amortization by approximately $1.0 million

•                  Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which intangible assets were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $1.0 million

Provision for doubtful accounts was $2.4 million for the three months ended March 31, 2007 and $0.5 million for the three months ended March 31, 2008.  The following significant factors caused a material change in the provision for doubtful accounts of the Company:

•                  Increased write-offs, which increased provision for doubtful accounts by approximately $2.7 million

•                  Increased recoveries of previously reserved amounts, primarily attributable to aggressive collection efforts, which decreased provision for doubtful accounts by approximately $3.8 million

General and administrative expenses were $15.8 million for the three months ended March 31, 2007 and $8.3 million for the three months ended March 31, 2008.  The following significant factor caused a material change in the general and administrative expenses of the Company:

•                  Decreased advisory and legal fees, incurred in connection with the Merger, which decreased general and administrative expenses by approximately $6.1 million

Other Income and Expenses

Interest, dividend and other (loss) income was $1.2 million for the three months ended March 31, 2007 and $(0.6) million for the three months ended March 31, 2008.  The following significant factor caused a material change in the interest, dividend and other (loss) income of the Company:

•                  A loss on the sale of certain securities, which decreased interest, dividend and other (loss) income by approximately $1.8 million

Equity in income (loss) of unconsolidated ventures was $1.6 million for the three months ended March 31, 2007 and $(1.7) million for the three months ended March 31, 2008.  The following significant factor caused a material change in the equity in income (loss) of unconsolidated ventures of the Company:

•                  The formation of the Centro NP Residual Holding LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $2.5 million, due to depreciation and amortization charges, and interest expenses.

Discontinued Operations

For the three months ended March 31, 2008, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $0.1 million and $1.1 million in results of operations and loss on sale, respectively.  For the three months ended March 31, 2007, properties that had been either disposed of (by sale, abandonment, or in a distribution to owner) or classified as held for sale generated approximately $0.8 million and $2.5 million in results of operations and gain on sale, respectively.  Accordingly, these amounts have been classified as discontinued operations.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $23.5 million in available cash, cash equivalents and marketable securities. In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.

Short-Term Liquidity Needs

In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $158.1 million of mortgage debt scheduled to mature during 2008.  Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Revolving Facility.  Due to covenants contained in certain of our debt agreements, we are prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility for additional borrowings to meet our short-term liquidity requirements.  We are currently working with the lenders under our Amended July 2007 Revolving Facility to refinance our short-term indebtedness and are considering additional plans with respect to meeting our short-term liquidity requirements.  There can be no assurances that we will be able to refinance our short-term debt on favorable terms or at all.  In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.(1)

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  We have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any capital requirements from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million of which can be borrowed on or before April 30, 2008). The unused portion of the Preston Ridge Facility was $51.4 million as of March 31, 2008. If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance these joint venture obligations following exhaustion of the Preston Ridge Facility.

During the three months ended March 31, 2008, we completed four redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $17.3 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 23 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $208.8 million.  Our current outparcel development pipeline in our consolidated portfolio is comprised of four projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $10.1 million.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity

(1) Refer to Note 10 to the Consolidated Financial Statements for details relating to the total short term debt as at March 31, 2008.

under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance further development and redevelopment in our Consolidated Portfolio following exhaustion of the Preston Ridge Facility.

We also redevelop properties in our joint venture portfolios.  During the three months ended March 31, 2008, our joint venture portfolios completed one redevelopment project, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $6.8 million, of which our pro rata share was approximately $1.4 million.  Our current joint venture redevelopment pipeline is comprised of 10 projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $138.2 million, of which our pro rata share will be approximately $15.8 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios.  We do not currently have any ongoing joint venture outparcel developments.  We intend on financing our redevelopment and outparcel development projects in our joint venture portfolios with a variety of financing vehicles as determined from time to time by the joint venture.

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

Additionally, the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.9 million.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

Due to covenants contained in our debt agreements and restrictions under the debt extension agreements, we are presently unable to incur additional indebtedness, and this restriction will limit our flexibility in restructuring our existing indebtedness (including refinancing indebtedness coming due in 2008).  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million of which can be borrowed on or before April 30, 2008).  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance development and redevelopment costs following exhaustion of the Preston Ridge Facility.  In addition, due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

Long-Term Liquidity Needs

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties, redevelopment or development projects that we undertake at our properties and the costs associated with acquisitions of properties that we pursue.  We intend to satisfy these requirements principally through the most advantageous source of capital at the time, which may include the incurrence of new debt through borrowings (through private incurrence of secured and unsecured debt), capital raised through the disposition of assets, joint venture capital transactions and funding from Centro.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we do not presently have access to the capital necessary to satisfy these obligations.

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  In connection with our refinancing difficulties, in February 2008 our credit ratings were downgraded by Standard & Poor’s,

Fitch Ratings and Moody’s, all to below investment grade.  Standard & Poor’s current rating is CCC+, or “credit watch with developing implications.”  Fitch’s current rating is CCC which is a “high default risk” or “rating watch negative.”  Moody’s current rating is B3, direction uncertain.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.  As a result of our current ratings, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

Based on an internal evaluation, the estimated value of our properties is above the outstanding amount of mortgage debt encumbering the properties.  Nonetheless, the matters discussed herein under “Recent Developments” and Part II, Item 1A “Risk Factors” have made it difficult for us to refinance property level debt in the ordinary course, and we were required to pay higher interest rates on certain property level debt because we were unable to refinance such debt.

We have selectively affected asset sales to generate cash proceeds.  During the three months ended March 31, 2008, we generated approximately $9.6 million in gross proceeds through the culling of non-core and non-strategic properties.  During 2007, we, and our predecessor, as applicable, generated approximately $21.9 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $8.2 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of March 31, 2008 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,753,773	$465,222	$446,667	$322,071	$519,813
Capital Lease Obligations	30,742	536	1,369	1,544	27,293
Operating Leases (2)	56,099	2,883	7,421	6,932	38,863
Redemption Rights (3)	86,535	86,535	—	—	—
Total	$1,927,149	$555,176	$455,457	$330,547	$585,969

(1)	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.
(2)	Operating leases include ground leases for shopping centers that we operate and our administrative office space (Note 14 to our Consolidated Financial Statements).
(3)

The limited partners of the DownREIT Partnership have redemption rights for their Class A Preferred Units which were exercisable starting April 20, 2008. Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions. The contractual cash obligation relating to the DownREIT redemption rights has been categorized as “Less than 1 year” by the Company on the assumption that all DownREIT redemption rights are exercised during 2008.

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

The following table summarizes certain terms of our existing credit agreement as of March 31, 2008 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of March 31, 2008	Current Interest Rate (1)		Maturity Date

Amended July 2007 Revolving Facility (2)	$—	$306,800	LIBOR plus 175 bp		Variable
Secured Term Loans	—	181,488	Variable	(3)	2009 - 2010
Total Credit Agreements	$—	$488,288

(1)	We incur interest using a 30-day LIBOR rate, which was 2.7% at March 31, 2008.
(2)

We are presently (and were as of March 31, 2008) unable to make draws on our Amended July 2007 Revolving Facility. Under the terms of the Amended July 2007 Revolving Facility, we incur an annual facility fee of 22.5 basis points on this facility. The Amended July 2007 Revolving Facility is scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event, as defined in the agreement, occurs. Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)	We incur interest using a 30-day LIBOR rate, which was 2.7% at March 31, 2008, plus spreads ranging from 135 to 175 basis points.

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

As of March 31, 2008, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three indentures, having a weighted average interest rate of 5.84%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.

As of March 31, 2008, we were in compliance with all of the financial covenants under our July 2007 Revolving Facility and indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our Amended July 2007 Revolving Facility and the Indentures, as of March 31, 2008, we had approximately $435.3 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 7.17% per annum.

Our management team continues to work closely with counterparts of our ultimate parent investors, CPL and CPT, our lenders, and lenders of Super LLC, CPL and CPT. Those efforts have been focused upon the extension of the debt of our ultimate parents to at least September 30, 2008, as this is required under the Extension Agreements.  The Company’s ultimate parents announced on May 8, 2008 the extension of their debt facilities to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.

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

Off-Balance Sheet Arrangements

We do not believe that we currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

However, in a few cases, we have made commitments to provide funds to unconsolidated joint ventures under certain circumstances.  The liabilities associated with these joint ventures do not show up as liabilities on our consolidated financial statements.

The following is a brief summary of the unconsolidated joint venture obligations that we have as of March 31, 2008, and in which we expect to make additional capital contributions to the joint venture:

•    Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of March 31, 2008, this joint venture was comprised of 126 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.  As of March 31, 2008, the book value of our investment in Galileo America LLC was approximately $48.5 million.

•    NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of March 31, 2008, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of March 31, 2008, the joint venture owned four stabilized retail properties.  The joint venture had loans outstanding of approximately $46.9 million as of March 31, 2008.  As of March 31, 2008, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $14.4 million.

•    NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of March 31, 2008.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2008.  As of March 31, 2008, the book value of our investment in NPK Redevelopment I, LLC was approximately $10.7 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of March 31, 2008.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•    Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.8 million as of March 31, 2008.  As of March 31, 2008, the book value of our investment in Arapahoe Crossings, L.P. was approximately $14.4 million.

•    BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2008.  As of March 31, 2008, the book value of our investment in BPR Land Partnership, L.P. was approximately $3.7 million.

•    BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2008.  As of March 31, 2008, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

•    Centro NP Residual Holding LLC (the “Residual Joint Venture”)  In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the Residual Joint Venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties with an approximate value of $396.0 million, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture.  In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties with an approximate value of $605.0 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to the Residual Joint Venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture.   Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.

On March 28, 2008, we executed a Contribution, Distribution and Assumption Agreement (the “Contribution Agreement”).  The Contribution Agreement was released from escrow and became effective as of March 30, 2008. Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including the owner of The Centre at Preston Ridge) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.  The Residual Joint Venture owned 110 stabilized retail properties and three properties under redevelopment as of March 31, 2008.  Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture.  The Residual Joint Venture had loans outstanding of approximately $1.2 billion as of March 31, 2008.  As of March 31, 2008, the book value of our investment in the Residual Joint Venture was approximately $668.7 million.

•    NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties and one retail property under redevelopment as of March 31, 2008.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million of which approximately $28.2 million had been contributed as of September 30, 2007.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $280.6 million as of March 31, 2008.  As of March 31, 2008, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $37.6 million.

•    NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of March 31, 2008.  As of March 31, 2008, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.8 million.

•    Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $59.6 million as of March 31, 2008.  As of March 31, 2008, the book value of our investment in Westgate Mall, LLC was approximately $1.6 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2008, none of which we believe will materially adversely affect us:

•    Letters of Credit. The Company has arranged for the provision of eight separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2008, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $14.9 million.

•    Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2008, the Company had mortgage loans and secured term loans outstanding of approximately $616.8 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.8 billion.  In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•    Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008 (remaining nine months)	$2,883
2009	3,788
2010	3,633
2011	3,541
2012	3,391
Thereafter	38,863

•    Redemption Rights.  The limited partners of the DownREIT Partnership have redemption rights for their Class A Preferred Units which were exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners would be approximately $83.9 million if all DownREIT units were redeemed.  The DownREIT Partnership must pay the redemption amount on June 27, 2008 to any redeeming limited partners which it receives a notice of redemption from on or prior to June 13, 2008.  As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of March 31, 2008.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, we believe that the amount of the loss in excess of the reserve is adequate.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2008, we had approximately $8.6 million of outstanding floating rate mortgages.  We also had approximately $306.8 million outstanding under our floating rate Amended July 2007 Revolving Facility and $181.5 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2008, in relation to our approximately $1.8 billion of outstanding total debt and our approximately $5.1 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short term. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of March 31, 2008, we had two reverse arrears swap agreements.   The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.6 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.6 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $562.0 million (including the impact of $65.0 million in reverse arrears swap agreements) as of March 31, 2008.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $59.5 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $90.3 million. This assumes that the fair value of our total debt outstanding remains at approximately $1.9 billion as of March 31, 2008.

As of March 31, 2008, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities Exchange Act) as of the end of the period covered by this report.  Based on that evaluation and the material weaknesses described below and in Item 9A of the Company’s 2007 Form 10-K/A, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as the material weaknesses continued to exist as of March 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.   Management identified the following material weaknesses as of December 31, 2007:

1)

We had insufficient internal controls relating to our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  Management believes that the principal issues surrounding this weakness related to the integration activities that we undertook following the Merger and Liquidation described in Note 1 to the accompanying financial statements.  While this material weakness did not result in any improper accounting by us, management is committed to remedying the deficiency.  Management plans to remedy this deficiency by instituting additional internal controls that will require our property manager to report a greater range of activities to our accounting and legal functions.

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

Remediation plans are currently being finalized to address these material weaknesses.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not presently involved in any material litigation arising outside the ordinary course of our business.  However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by us.

Item 1A. Risk Factors

Overview

Set forth below are the risks that we believe are material to investors who purchase or own our securities that are not otherwise described in this Quarterly Report on Form 10-Q.  The occurrence of any of the following factors or circumstances could adversely affect our cash flows, financial condition, results of operations and/or our ability to meet our operating expenses, including debt service and capital expenditure obligations, any or all of which could in turn cause a decline in the value of our securities.

We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $158.1 million of mortgage debt scheduled to mature during 2008.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we may be unable to refinance our short-term debt obligations on favorable terms or at all.

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

Following our entering into the July 2007 Revolving Facility and prior to its maturity date we attempted to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek an extension of the July 2007 Revolving Facility. Between December 2007 and March 2008, we have entered into a series of extensions with respect to our Amended July 2007 Revolving Facility.

On May 8, 2008, our Australian parents, CPT and CPL, were able to extend the maturity date of such indebtedness to December 15, 2008, subject to certain conditions being met on May 30, 2008, and September 30, 2008.  If CPT and CPL are not able meet the conditions required on May 30, 2008, a trigger event will occur under the Second Amendment to Revolving Facility Extension Agreement and the May 2008 Super Bridge Loan Extension Agreement and defaults will occur under the Amended July 2007 Revolving Facility and the Super Bridge Loan.  Due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

In connection with our refinancing difficulties, our credit ratings were downgraded in February 2008 by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade. Standard & Poor’s current rating is CCC+, or “credit watch with developing implications.”  Fitch’s current rating is CCC, which is a “high default risk” or “rating watch negative.” Moody’s current rating is B3, direction uncertain.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.

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

Also, each Class A Preferred Unit is redeemable for $33.15 plus all the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  If all the limited partners exercised their redemption rights, the DownREIT Partnership would be obligated to redeem the Class A Preferred Units for an aggregate amount of approximately $83.9 million.  We currently as of the date of filing this Form 10-Q, do not have the cash to satisfy this redemption obligation and we may be unable to satisfy this obligation if we are unable to refinance our short-term obligations and the restrictions imposed on us by the Extension Agreements remain in effect. Under such circumstances, we may have to sell certain of our properties in an effort to satisfy this obligation. The limited partners are not entitled to provide a notice of redemption prior to April 20, 2008. As of the date of this filing, ten limited partners, who hold a total of approximately 1.1 million units, have provided notice of redemption wishing to participate in the redemption right, the aggregate redemption amount payable in relation to such notice would be approximately $37.2 million.

Cross-default provisions in our borrowing arrangements increase the consequences of a default.   The Amended July 2007 Revolving Facility is cross-defaulted with the Super Bridge Loan, the Australian Amended and Restated Extension Deed and the Preston Ridge Facility.  Accordingly, should an event of default occur under any of these debt agreements, we face the prospect of being in default under each of such debt instruments to which we are an obligor.  Although we are not an obligor under the Super Bridge Loan, the Preston Ridge Facility or the various short-term credit facilities covered by the Australian Amended and Restated Extension Deed, a default by any of the obligors pursuant to any of these debt facilities (through non-payment upon maturity, among other things) would, pursuant to the cross-default provisions, trigger a default under the Amended July 2007 Revolving Facility.  In the event of a cross-default, we might not be able to obtain alternative financing for the defaulted obligations or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us.

We are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility, and we may be unable to finance development and redevelopment projects after exhaustion of the Preston Ridge Facility.  Our current new development pipeline in our Consolidated Portfolio is comprised of six projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $92.7 million.  We presently have $1.3 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for a project in our joint venture portfolio.  Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 23 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $208.8 million.  Our current outparcel development pipeline in our Consolidated Portfolio is comprised of four projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $10.1 million.  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility (only $40.0 million can be borrowed on or before April 30, 2008).  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance the balance of these obligations following exhaustion of the Preston Ridge Facility. The unused amount of the Preston Ridge Facility is approximately $51.4 million as of March 31, 2008.

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

We identified material weaknesses in connection with our internal controls over financial reporting that, unless remedied, could have a material adverse effect on our external financial reporting.  For the year ended December 31, 2007, management identified two material weaknesses in our internal controls over financial reporting.  First, we had insufficient internal controls relating to our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  Management believes that the principal issues surrounding this weakness related to the integration activities that we undertook following the Merger and Liquidation.  While this material weakness did not result in any improper accounting by us, management is committed to remedying the deficiency.  Management plans to remedy this deficiency by instituting additional internal controls that will require our property manager to report a greater range of activities to our accounting and legal functions.  Second, we did not maintain effective controls over the accuracy and disclosure of our property and asset management rights accounts.  Specifically, effective controls were not designed and in place to ensure that an adequate impairment analysis was accurately conducted, reviewed, and approved in order to identify and record impairments as required under GAAP.  This control deficiency resulted in a misstatement of our intangible assets and in the restatement of our consolidated financial statements for the period from April 5, 2007 through December 31, 2007, and the Company had restated its consolidated financial statements in Amendment No. 1 to Form 10-K as of and for the year ended December 31, 2007 to reflect an additional $77.7 million impairment charge on intangible assets.  These material weaknesses have not been remediated as of March 31, 2008. With a failure to achieve and maintain effective internal control over financial reporting there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Item 6. Exhibits

10.1*

Letter Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of February 14, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 19, 2008.

10.2*

Contribution, Distribution and Assignment Agreement, dated as of March 28, 2008, among Super LLC, Centro NP LLC, Centro NP Residual Holding LLC and certain of the Company’s wholly owned subsidiaries, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2008.

10.3*

Distribution, Contribution, Assignment and Assumption Agreement among Centro NP LLC, Super LLC, Centro New Plan Inc., Centro US Management Joint Venture 2, LP and Centro US Employment Company, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 3, 2008.

10.4*

Exclusive Global Leasing and Management Agreement (Non-Contracted) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 3, 2008.

10.5*

Exclusive Global Subcontract Agreement (Third Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 3, 2008.

10.6*

Exclusive Global Subcontract Agreement (Related Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 3, 2008.

10.7*

Letter Agreement, dated as of March 28, 2008, among Super LLC, JPMorgan Chase Bank, N.A., as agent, and certain other parties, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 3, 2008.

10.8*

Letter Agreement, dated as of May 7, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2008.

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

Dated: May 15, 2008

CENTRO NP LLC

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John Braddon
John Braddon
Chief Financial Officer
(Principal Financial Officer)