Form 10-Q
period 2008-06-30
Centro NP LLC
filed 2008-08-19
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.            Financial Statements

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited, in thousands, except per share amounts)

	Company			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	Period from April 5, through June 30,	Period from April 1, through April 4,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Revenues:
Rental income	$76,903	$170,588	$94,184	$4,507	$90,596
Percentage rents	1,128	2,284	717	412	2,143
Expense reimbursements	20,518	43,541	23,702	2,407	27,076
Fee income	8,423	15,732	6,835	196	8,832
Total revenues	106,972	232,145	125,438	7,522	128,647

Operating Expenses:
Operating costs	17,886	40,888	21,461	1,268	21,237
Real estate taxes	12,136	26,581	14,968	742	16,798
Depreciation and amortization	46,683	102,872	52,539	1,315	25,287
Provision for doubtful accounts	1,223	1,661	497	787	3,253
Impairment of real estate	95,078	95,078	—	—	—
Impairment of goodwill and other intangibles (1)	173,536	173,536	—	—	—
General and administrative	8,444	16,712	6,176	36,157	51,932
Total operating expenses	354,986	457,328	95,641	40,269	118,507

(Loss) income before real estate sales, minority interest and other income and expenses	(248,014)	(225,183)	29,797	(32,747)	10,140

Other income and expenses:
Interest, dividend and other income	1,198	567	602	278	1,523
Equity in (loss) income of unconsolidated ventures	(2,781)	(4,504)	1,636	(619)	974
Impairment of investments accounted for under the equity method	(6,163)	(6,163)	—	—	—
Interest expense	(26,041)	(51,585)	(25,618)	(1,599)	(26,819)
Minority interest in income of consolidated partnership and joint ventures	(1,606)	(3,216)	(2,741)	(6)	(297)
(Loss) income from continuing operations	(283,407)	(290,084)	3,676	(34,693)	(14,479)

Discontinued operations:
(Loss) income from discontinued operations	(16,065)	(16,184)	290	40	3,870

Net (loss) income	$(299,472)	$(306,268)	$3,966	$(34,653)	$(10,609)

Preferred dividends	—	—	—	(6,574)	(12,079)
Net loss available to common stock – basic	—	—	—	(41,227)	(22,688)
Minority interest in income of consolidated partnership and joint ventures	—	—	—	6	297
Net loss available to common stock – diluted	$—	$—	$—	$(41,221)	$(22,391)

Basic loss per common share:
Loss from continuing operations	$—	$—	$—	$(0.40)	$(0.26)
Discontinued operations	—	—	—	—	0.04
Basic loss per share	$—	$—	$—	$(0.40)	$(0.22)

Diluted loss per common share:
Loss from continuing operations	$—	$—	$—	$(0.37)	$(0.23)
Discontinued operations	—	—	—	—	0.03
Diluted loss per share	$—	$—	$—	$(0.37)	$(0.20)

Average shares outstanding – basic	—	—	—	103,407	103,355
Average shares outstanding – diluted	—	—	—	110,146	109,558

Dividends per common share	—	—	$0.3125	$0.3125	$0.6250

Other comprehensive (loss) income/
Net (loss) income	$(299,472)	$(306,268)	$3,966	$(34,653)	$(10,609)
Unrealized (loss) gain on available-for- sale securities	(147)	(163)	(47)	164	512
Unrealized loss on deferred compensation	—	—	—	(123)	(168)
Realized gain on interest risk hedges, net	—	—	—	167	359
Unrealized gain on interest risk hedges, net	—	—	—	—	166
Comprehensive (loss) income	$(299,619)	$(306,431)	$3,919	$(34,445)	$(9,740)

(1)  Impairment of goodwill and other intangibles includes an impairment charge of approximately $154.3 million against the Company’s members’ capital balance and approximately $19.2 million against the Company’s other intangible assets (Note 3).

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	Company
	June 30, 2008	December 31, 2007
ASSETS
Real estate:
Land	$956,104	$1,200,343
Building and improvements	2,179,044	2,764,677
Accumulated depreciation and amortization	(87,032)	(60,590)
Net real estate	3,048,116	3,904,430
Real estate held for sale	46,129	425
Cash and cash equivalents	14,358	34,706
Restricted cash	23,361	26,417
Marketable securities	4,564	6,774
Receivables:
Trade, net of allowance for doubtful accounts of $16,060 and $20,480 at June 30, 2008 and December 31, 2007, respectively	23,180	24,584
Deferred rent, net of allowance of $203 and $131 at June 30, 2008 and December 31, 2007, respectively	9,335	6,804
Other, net	31,636	32,876
Mortgages and notes receivable	1,451	3,397
Prepaid expenses and deferred charges	15,726	19,250
Investments in/advances to unconsolidated ventures	769,183	475,605
Intangible assets, net of accumulated amortization of $130,838 and $99,201 at June 30, 2008 and December 31, 2007, respectively	524,393	706,709
Goodwill	—	350,437
Other assets	4,560	32,716
Total assets	$4,515,992	$5,625,130

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgages payable, including unamortized premium of $11,387 and $13,426 at June 30, 2008 and December 31, 2007, respectively	$438,759	$451,675
Notes payable, net of unamortized premium of $28,583 and $30,465 at June 30, 2008 and December 31, 2007, respectively	858,800	860,681
Credit facilities	483,933	488,288
Capital leases	30,582	30,902
Other liabilities	343,031	529,061
Redemption rights	38,177	—
Tenant security deposits	7,502	9,754
Total liabilities	2,200,784	2,370,361

Minority interest in consolidated partnership and joint ventures	41,968	86,210

Commitments and contingencies	—	—

Members’ capital:
Members’ capital	3,144,303	3,734,387
Accumulated other comprehensive loss	(163)	(1,196)
Accumulated distribution in excess of net income	(870,900)	(564,632)
Total members’ capital	2,273,240	3,168,559
Total liabilities and members’ capital	$4,515,992	$5,625,130

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited, in thousands)

	Company		Predecessor
			Period from
	Six Months Ended June 30,	Period from April 5, through June 30,	January 1, through April 4,
	2008	2007	2007
Cash flows from operating activities:
Net (loss) income	$(306,268)	$3,966	$(10,609)
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	104,701	53,798	25,897
Amortization of net premium/discount on mortgages and notes payable	(3,920)	(2,216)	(690)
Amortization of deferred debt and loan acquisition costs	7,597	16	1,891
Amortization of stock options	—	—	17,961
(Gain) loss on swaps	—	(3,737)	292
Amortization of asset retirement liabilities	58	—	15
Amortization of below market leases	(27,710)	(11,397)	(847)
Impairment of real estate and real estate held for sale	113,226	—	—
Impairment of goodwill and other intangibles	173,536	—	—
Impairment of investments accounted for under the equity method	6,163	—	—
Loss on sale of marketable securities	1,600	—	—
Loss (gain) on sale of discontinued operations, net	(615)	—	(2,122)
Minority interest in income of consolidated partnership and joint ventures	3,216	2,741	297
Equity in income of unconsolidated ventures	6,706	(1,636)	(974)
Distributions of income from unconsolidated ventures	—	883	2,203
Changes in operating assets and liabilities, net:
Change in restricted cash	3,056	(1,551)	4,673
Change in trade receivables	(5,369)	2,855	(5,171)
Change in deferred rent receivables	(3,897)	(2,625)	(1,490)
Change in other receivables	(11,002)	(5,780)	(7,726)
Change in other liabilities	(54,591)	(8,692)	19,582
Change in tenant security deposits	(564)	651	(255)
Change in prepaid expenses, deferred charges and other assets	10,276	(24,716)	7,739
Net cash provided by operating activities	16,199	2,560	50,666

Cash flows from investing activities:
Payment for purchase of Predecessor	—	(3,857,641)	—
Real estate acquisitions and building improvements	(61,098)	(36,387)	(53,543)
Acquisition, net of cash and restricted cash received	—	—	(27,014)
Proceeds from real estate sales, net	22,889	1,721	4,404
Proceeds from sale of marketable securities, net	2,042	—	—
Repayments of mortgage notes receivable, net	1,489	23	3,787
Cash from joint venture consolidation	5,904	—	14
Capital contributions to unconsolidated joint ventures	(1,464)	(292)	(1,328)
Purchase of marketable securities	(399)	—	—
Distributions of capital from unconsolidated joint ventures	—	—	1,442
Net cash used in investing activities	(30,637)	(3,892,576)	(72,238)

Cash flows from financing activities:
Principal payments of mortgages and notes payable	(11,197)	(35,991)	(10,017)
Proceeds from credit facility	38,300	565,976	85,000
Repayment of credit facility	(14,055)	(409,467)	(7,000)
Repayment of secured term loan	—	(150,000)	—
Redemption of convertible notes payable	—	(364,365)	—
Loan from Centro Property Trust	—	303,400	—
Proceeds from public debt offering	—	—	529
Financing fees	(4,654)	(500)	—
Distributions to members	(5,016)	—	—
Redemptions to minority partners	(9,288)	(1,023)	(2,134)
Dividends paid	—	(38,957)	(37,597)
Proceeds from exercise of stock options	—	—	693
Contribution from members	—	4,013,810	—
Proceeds from dividend reinvestment plan	—	—	1,839
Net cash (used in) provided by financing activities	(5,910)	3,882,883	31,313

Net decrease in cash and cash equivalents	(20,348)	(7,133)	9,741

Cash and cash equivalents at beginning of period	34,706	17,657	7,916

Cash and cash equivalents at end of period	$14,358	$10,524	$17,657

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$21,907	$38,533	$22,598
Capitalized interest	2,598	4,734	4,474
State and local taxes paid	1,106	158	145
Fair value of assets acquired	—	6,270,330 (2)	—
Cash paid for stock	—	3,857,556 (2)	—
Liabilities assumed	—	2,412,773 (2)	—
Distribution of entity interest to parent (1)	369,553	—	—
Contribution of entity interest to Centro NP Residual Holding LLC (1)	355,060	—	—
Service Business Transfer to parent (3)	221,842

(1)  Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC discussed in Note 8.

(2)  Recorded in connection with the Merger discussed in Note 1.

(3)  Recorded in connection with the Distribution, Contribution and Assignment Agreement discussed in Note 1.

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

Immediately following the Merger and the Liquidation, the Company’s employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in these notes as the “Management Joint Venture”).  This occurred in order to comply with certain tax restrictions applicable to the Company’s ultimate equity owners and to permit such employees to serve management functions at other properties controlled by the Company’s affiliates.  Following this, the Management Joint Venture managed the Company’s properties, although during a transition period, certain of the Company’s subsidiaries continued to provide payroll, benefit and other transition services with respect to the Company’s former employees.  Such transition services continued through April 30, 2008.  Contracts memorializing the management services arrangements under which the Company has been operating were entered into on March 28, 2008 in connection with an amendment to the Company’s revolving credit facility.

Although the Company’s employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, for the period January 1, 2008 to April 30, 2008, the Company continued to incur all costs relating to the payroll and benefits of their employees employed by the Management Joint Venture as well as incurring other transition services while the Management Joint Venture finalized arrangements to replicate such functions.

On the basis that the Company continued to provide services on a transitionary basis through April 30, 2008, for accounting purposes, the Distribution, Contribution and Assignment Agreement between the Company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan, Inc (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to April 30, 2008. The distribution has been reflected in the consolidated financial statements covered in this report as of May 1, 2008. As a result, certain assets and liabilities have been distributed out as of May 1, 2008.  The significant assets and liabilities that were distributed out of the Company in relation to the above mentioned Distribution, Contribution and Assignment Agreement (“Service Business Transfer”) were goodwill, furniture and fittings, and employee benefits related accruals/reserves.  The total net assets distributed as part of the Service Business Transfer were $221.9 million. Refer to further information included in Note 1 relating to the impairment of goodwill prior to Service Business Transfer.

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

Accounting Treatment

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), a business combination occurs when an

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entity acquires net assets that constitute a business or acquires equity interest of one or more other entities and obtains “control” over that entity or entities.  “Control” is defined by SFAS No. 141 as “ownership by one company, directly or indirectly, of over fifty percent of the outstanding voting shares of another company.”  For accounting purposes, SFAS No. 141 further states that the designated acquisition date should be the date that effective control of the acquired entity is transferred to the acquiring entity without restrictions, except those required to protect the shareholders or other owners of the acquired entity.  In conjunction with the transactions described above, Centro NP LLC acquired a 66.7% controlling interest in New Plan on April 5, 2007.  As such, with respect to the results of operations of Centro NP, April 5, 2007 is used as the acquisition date throughout the remainder of this document.  Accordingly, the Consolidated Financial Statements contained in this report represent the results of operations and financial condition of New Plan (which is referred to as the Predecessor herein) prior to April 5, 2007, and of Centro NP for any subsequent period.  Notwithstanding the foregoing, New Plan’s stock remained outstanding until April 20, 2007, at which point MergerSub, subsequently Centro NP, acquired the remaining outstanding shares of Common Stock.  Accordingly, any discussion pertaining to New Plan’s common stock, preferred stock or stock-based compensation will reference April 20, 2007.

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

The consolidated financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to April 5, 2007, and subsequently of the Company for the period from April 5, 2007 through June 30, 2008.  The accompanying consolidated financial statements of the Company and the Predecessor include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest.  The portion of these entities not owned by the Company or the Predecessor is presented as minority interest as of and during the periods presented.  All inter-entity transactions have been eliminated.

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

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern given that the Company’s liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities.  The Company’s inability to refinance the credit facilities would have a material adverse effect on the Company’s liquidity and financial condition.  In addition, uncertainty also exists due to the refinancing issues currently experienced by the Company’s ultimate parent investors, Centro Properties Group and Centro Retail Group.  If the outcomes of these refinancing negotiations are not favorable to Centro Properties Group and Centro Retail Group, it is uncertain as to the impact that this will have on the Company.

It is noted that Centro Properties Group and Centro Retail Group both filed reviewed financial statements on February 29, 2008 and February 28, 2008, respectively, for the six months ended December 31, 2007 with local Australian regulatory authorities which identified material uncertainty regarding their continuation as going concerns.

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

Earnings per Share of Common Stock

As of June 30, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s common stock had been cancelled.  For periods prior to April 5, 2007, the Predecessor presented both basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Earnings per common share (“basic EPS”) was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Earnings per share of common stock assuming dilution (“diluted EPS”) was computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consisted of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of the DownREIT Partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $16.1 million and $20.5 million as of June 30, 2008 and December 31, 2007, respectively.  The Company makes, and the Predecessor made, estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of its long-lived assets may be impaired.  A held for use long-lived asset’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value.  Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset, and reflected as an adjustment to the basis of the asset.

In conducting an impairment analysis of the Company’s long-lived assets, management applied a probability weighting as to how long the assets would be held prior to disposal, as contemplated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The probability weighting takes into consideration the likelihood of disposal of each asset.  During the three months ended June 30, 2008, changes to the holding period probability weighting were made in the impairment analysis.  For a number of properties, the likelihood of disposal of each asset increased significantly due to changes in management’s plans for such assets.  As a result of the change to the probability weighting, a number of properties were identified as being impaired in accordance with SFAS No. 144.  For the three and six months ended June 30, 2008, the total impairment charge relating to these properties was $95.1 million.

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded.  Refer to Note 6 for further information on assets designated as held for sale.  Refer to Note 7 for information relating to impairment loss recognized on assets designated as held for sale.  For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.  During the three months ended June 30, 2008, management identified an other than temporary loss in value in one of its investments accounted for under the equity method, Centro GA America LLC.  Management has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of Centro GA America LLC.  For the three and six months ended June 30, 2008, the other than temporary impairment charge recognized was $6.2 million.  See Note 8 for additional information.

Deferred Leasing and Loan Origination Costs

Costs incurred in obtaining tenant leases (including internal leasing costs) are amortized using the straight-line method over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Costs incurred in obtaining long-term financing are amortized and charged to interest expense using the straight-line method, which approximates the effective interest method, over the terms of the related debt agreements.

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

Balance at December 31, 2007	$3,026

Costs capitalized	1,974
Amortization / write-offs	(1,226)
Balance at June 30, 2008	$3,774

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

The Company undertook an impairment analysis of its intangible assets balance as of May 1, 2008 as part of its SFAS No. 142 impairment analysis over the Company’s goodwill prior to its distribution on May 1, 2008. Based on the analysis, it was determined that the Company’s property management rights and asset management fee stream were impaired.  Accordingly, an impairment loss of approximately $19.2 million was recorded against the Company’s intangible asset balance.

The impairment charge was required due to the significant reduction in the Company’s and its affiliates’ forecasted cashflow streams derived from certain property and funds management services.  The impairment charge is due to reduction in forecasted cashflows derived from certain property and funds management services.  The recent developments relating to the Company’s refinancing has resulted in further decrease in growth opportunities in relation to certain property and funds management services.

Goodwill and Goodwill Impairment Testing

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 modifies the previous accounting treatment of goodwill, eliminating the amortization of goodwill and requiring that goodwill be tested on an annual basis for possible impairment.  The Company undertook an impairment analysis of the goodwill balance as of December 31, 2007. The Company has elected December 31, as the date for its annual impairment testing.  As discussed in Note 1 above, the Service Business Transfer was completed in accordance with the Distribution, Contribution and Assignment Agreement between the Company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan Inc. on May 1, 2008.  Accordingly, the goodwill balance has been recorded as a distribution during the three months to June 30, 2008.

In accordance with SFAS No. 142, prior to the distribution of goodwill balance, the goodwill balance was subject to an impairment analysis.  As a result of such analysis, an impairment charge of $154.3 million was incurred.

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For periods subsequent to April 4, 2007, the Company does not qualify for hedge accounting under SFAS No. 133.  Accordingly, for all derivative instruments the changes in fair value of both the derivative instruments are recorded in earnings.  Prior to April 5, 2007, the Predecessor elected to use hedge accounting under SFAS No. 133.  Under that pronouncement, changes in the fair value of derivatives designated as fair value hedges were recorded in earnings along with fair value movement in the hedged item.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative were reported in other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged item affected earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, were recognized in earnings in the current period.

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $2.0 million as of June 30, 2008.

Self-Insured Health Plan

The Company had a self-insured health plan for all of its employees.  In order to limit its exposure, the Company had purchased stop-loss insurance, which would reimburse the Company for individual claims in excess of $0.1 million annually, or aggregate claims in excess of $1.0 million annually.  Self-insurance losses were accrued based on the Company’s estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions adhered to in the insurance industry.  As a result of the distribution reflected as of May 1, 2008 (refer to Note 1), the liability for self-insured losses has been distributed out. The liability was included in accrued expenses and was approximately $0.9 million at December 31, 2007.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  The Company recognized approximately $0.5 million and $1.6 million of lease termination fees for the three and six months ended June 30, 2008, respectively.  The Company recognized approximately $0.5 million of lease termination fees for the period from April 5, 2007 through June 30, 2007.  The Predecessor did not recognize any lease termination fees for the period from April 1, 2007 through April 4, 2007 and recognized approximately $2.1 million of lease termination fees for the period from January 1, 2007 through April 4, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has no material uncertain tax positions as of June 30, 2008.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.  The most significant assumptions and estimates relate to impairments of real estate, impairment of goodwill and other intangible assets, recovery of notes and trade accounts receivable and depreciable lives.

Reclassifications

In accordance with the provisions of SFAS No. 144, certain prior period amounts have been reclassified to conform with the current period presentation.

New Applicable Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FAS No. 115,” (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings.  The fair value option may be applied on an instrument-by-instrument basis.  SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has elected not to measure any of its eligible financial assets or liabilities at fair value and therefore the adoption of SFAS 159 did not have an impact on its consolidated financial statements.  The only financial assets recorded at fair value as of June 30, 2008 are those required to be fair valued under other accounting standards.

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

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this interpretation on January 1, 2009, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“EITF 03-6-1”), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.”  EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited.  All prior-period earnings per share data presented are to be adjusted retrospectively. The Company is currently assessing the impact the adoption of EITF 03-6-1 will have on the Company’s financial position and results of operations, but note that this adoption will only impact the comparative financial information.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4:           Pro Forma Financials

The following table summarizes, on an unaudited pro forma basis, the results of operations for the three and six months ended June 30, 2007 as though the Merger and Liquidation had occurred on January 1, 2007 (dollars in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Pro forma rental revenues	$132,897	$264,604
Pro forma operating expenses	(101,341)	(201,638)
Income before real estate sales, minority interest and other income and expenses	31,556	62,966
Pro forma other expenses, net	(19,479)	(41,289)
Pro forma income from continuing operations	12,077	21,677
Pro forma income from discontinued operations	330	1,696
Pro forma net income	$12,407	$23,373

Note 5:           Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the six months ended June 30, 2008.

During the period from April 5, 2007 through December 31, 2007, the Company acquired a parcel of land immediately adjacent to a property owned by the Company, the remaining 75% interest in a shopping center in which the Company owned the other 25% and one land parcel.  The Company also acquired the remaining 90% interests in the properties owned by three joint ventures in which the Company owned the other 10% (CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC).  Combined, these joint ventures owned a total of eighteen properties.  During the period from January 1, 2007 to April 4, 2007, the Predecessor acquired one shopping center and one land parcel. Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area (1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Predecessor:
Land at the Rising Sun Towne Centre	Rising Sun, MD	Land	01/05/07	2.8 Acres	$2.0	$—	$—	$2.0
Stewart Plaza	Garden City, NY	Shopping Center	01/24/07	193,622	32.7	6.3	—	26.4
Predecessor Total					$34.7	$6.3	$—	$28.4

Company:
Land at Wynnewood Village	Dallas, TX	Land	06/06/07	1.8 Acres	$0.4	$—	$—	$0.4
The Centre at Preston Ridge (2)	Frisco, TX	Shopping Center	08/03/07	730,025	147.5	—	—	147.5
Land at Victory Square	Savannah, GA	Land	08/09/07	0.9 Acres	0.6	—	—	0.6
Various properties previously owned by CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, and CA New Plan Direct Investment Fund, LLC (3)	Various	Shopping Center	11/6/07	3,177,531	249.5	—	190.0	59.5

Company Total					$398.0	$—	$190.0	$208.0

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

During the six months ended June 30, 2008, the Company sold six shopping centers and two land parcels for aggregate gross proceeds of approximately $24.8 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company and the Predecessor, as applicable, recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 7).

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

Note 6:           Real Estate Held for Sale

As of June 30, 2008, 15 shopping centers, located in various states, were classified as “Real estate held for sale.”  Such buildings had an aggregate book value of approximately $46.6 million as of June 30, 2008.  As detailed in Note 7 below, the impairment charge resulting from designation of the real estate as held for sale was $18.1 million.

As of December 31, 2007, one land parcel was classified as “Real estate held for sale.”  Such land parcel had an aggregate book value of approximately $0.4 million as of December 31, 2007.

Note 7:           Income from Discontinued Operations

The following is a summary of income from discontinued operations for the periods presented below (dollars in thousands):

	Company			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	Period from April 5, through June 30,	Period from April 1, through April 4,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Total revenue	$2,969	$6,350	$2,836	$273	$2,704

Operating costs	(678)	(1,595)	(761)	(46)	(850)
Real estate taxes	(423)	(898)	(441)	(16)	(459)
Depreciation and amortization	(1,245)	(1,967)	(1,258)	(31)	(610)
Provision for doubtful accounts	(99)	(190)	—	(139)	646
Total operating costs	(2,445)	(4,650)	(2,460)	(232)	(1,273)

Income from discontinued operations before other income and expenses	524	1,700	376	41	1,431
Other expenses	(177)	(351)	(86)	(1)	(25)
Income from discontinued operations before impairment and (loss) gain on sale	347	1,349	290	40	1,406

Gain on sale of real estate	1,736	615	—	—	2,464
Impairment of real estate held for sale	(18,148)	(18,148)	—	—	—
(Loss) income from discontinued operations	$(16,065)	$(16,184)	$290	$40	$3,870

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2008 and December 31, 2007, respectively (dollars in thousands).  The Company accounts for these investments using the equity method.

					Investments in/Advances to
					Unconsolidated Ventures
				Percent	June 30,	December 31,
	City	State	JV Partner	Ownership	2008	2007
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$14,522	$14,410

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	3,578	3,812

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,401	1,401

Centro NP Residual Holding LLC	Various	Various	Super LLC	49%	641,785	340,290

Centro GA America LLC(7)	Various	Various	Centro Shopping America Trust	5%	43,202	49,892

NP/I&G Institutional Retail Company, LLC (3)	Various	Various	JPMorgan Investment Management, Inc.	20%	35,698	37,106

NP/I&G Institutional Retail Company II, LLC (4)	Various	Various	JPMorgan Investment Management, Inc.	20%	14,103	14,995

NPK Redevelopment I, LLC (5)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	10,560	9,507

NP/SSP Baybrook, LLC (5)	Webster	TX	JPMorgan Investment Management, Inc.	20%	2,726	2,734

Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	1,608	1,458

		Investments in/Advances to Unconsolidated Ventures			$769,183	$475,605

In connection with the Merger, the Company’s investments in unconsolidated ventures were recorded at fair value.

(1)	The Company receives increased participation after a 10% return.
(2)	The Company receives a 10% return on its investment.
(3)	The Company receives increased participation after a 12% IRR.
(4)	The Company receives increased participation after a 10% IRR.
(5)	The Company receives increasing participation after a 10% return.
(6)	The Company receives increasing participation after a 13% IRR.
(7)	Refer to discussion relating to other than temporary impairment in Note 1.

Combined summary financial information for the Company’s and the Predecessor’s, as applicable, investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets

	June 30, 2008	December 31, 2007
	(Company)	(Company)
Assets:
Real estate assets	$4,610,910	$3,953,015
Accumulated depreciation	(289,253)	(233,524)
Net real estate	4,321,657	3,719,491
Trade receivables, net of allowance for doubtful accounts	40,953	36,894
Other assets, net of accumulated amortization	774,733	763,739
Total Assets	$5,137,343	$4,520,124

Liabilities:
Mortgages payable, net of unamortized premium	$1,819,686	$1,818,303
Term Loan	767,600	724,000
Amounts payable to the Company	4,668	1,788
Other liabilities	246,658	215,069
Total liabilities	2,838,612	2,759,160
Total partners’ capital	2,298,731	1,760,964
Total liabilities and partners’ capital	$5,137,343	$4,520,124

Investments in/advances to unconsolidated ventures	$769,183	$475,605

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Company			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	Period from April 5, through June 30,	Period from April 1, through April 4,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Condensed Combined Statements of Operations
Rental revenues	$125,315	$232,949	$86,892	$3,995	$96,184
Operating expenses	(32,651)	(66,187)	(24,907)	(1,145)	(27,785)
Interest expense	(37,028)	(75,146)	(26,641)	(1,225)	(28,821)
Depreciation and amortization	(46,654)	(82,185)	(26,772)	(1,229)	(28,588)
Other (expense) income, net	(11,828)	10,639	(161)	(7)	125
Gain on sale of real estate	—	168	—	—	—
(Loss)/gain from discontinued operations	(729)	(911)	1,362	63	1,224
Net (loss) income	$(3,575)	$19,327	$9,773	$452	$12,339

Company’s/Predecessor’s share of net (loss) income	$(2,781)	$(4,504)	$1,636	$(619)	$974

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of June 30, 2008:

•                  Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.6 million as of June 30, 2008.

•                  BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2008.

•                  BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2008.

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

Pursuant to a March 28, 2008 Contribution, Distribution and Assumption Agreement relating to the joint venture (which was released from escrow and became effective as of March 30, 2008), the Company contributed 49% of its interest in certain additional subsidiaries, owning 31 real properties with an approximate fair market value of $780 million, to the joint venture.  The Company distributed 51% of its interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the joint venture.  Following these transactions, the Company owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.

The joint venture owned 110 stabilized retail properties and three properties under redevelopment as of June 30, 2008.  Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture.  The joint venture had loans outstanding of approximately $767.6 million as of June 30, 2008.

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of June 30, 2008, this joint venture was comprised of 126 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties and one retail property under redevelopment as of June 30, 2008.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capital to the venture from $30.0 million to $31.9 million, of which approximately $28.2 million had been contributed as of June 30, 2008.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $280.5 million as of June 30, 2008.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of June 30, 2008, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of June 30, 2008, the joint venture owned four stabilized retail properties.  The joint venture had loans outstanding of approximately $46.8 million as of June 30, 2008.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of June 30, 2008.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2008.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of June 30, 2008.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $62.6 million as of June 30, 2008.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9:           Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	June 30, 2008	December 31, 2007	Amortization Period

In-place lease value, legal fees and leasing commissions, net (Note 3)	$389,361	$547,052	Life of lease
Above market leases acquired, net (Note 3)	11,527	11,731	Life of lease
Other intangibles, net (1)	—	615	20 years
Value of asset management fee stream, net (Note 3)	23,745	30,074	40 years
Value of property management rights, net (Note 3)	99,760	117,237	20 years
Total	$524,393	$706,709

(1)  Other intangibles consist of amounts paid to acquire the Company’s domain name which has been distributed as part of service business that occurred on April 30, 2008 (as discussed in Note 1).

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Company			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	Period from April 5, through June 30,	Period from April 1, through April 4,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Amortization Expense	$27,722	$60,551	$32,000	$271	$3,010
Write-offs	—	—	—	—	78

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2008 (remaining six months)	$62,475
2009	120,026
2010	108,878
2011	100,859
2012	78,774

Note 10:         Debt Obligations

As of June 30, 2008 and December 31, 2007, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	June 30, 2008	December 31, 2007	Interest Rates	Maturity Date

CREDIT AGREEMENTS
Amended July 2007 Revolving Facility (1)	$—	$306,800	$306,800	LIBOR + 175 bp (2) (3)	September 2008
Amended Revolving Facility (1)	—	—	—	—	—
Amended Secured Term Loan (1)	—	—	—	—	—
Secured Term Loans (4)	—	177,133	181,488	Variable (5)	2009 – 2010
Total Credit Agreements	$—	$483,933	$488,288

MORTGAGES PAYABLE
Fixed Rate Mortgages		$418,925	$429,515	5.015% - 11.67%	2008 – 2021
Variable Rate Mortgages		8,447	8,734	Variable (6)	2009 – 2011
Total Mortgages (7)		427,372	438,249
Net unamortized premium		11,387	13,426
Total Mortgages, net		$438,759	$451,675

NOTES PAYABLE
7.40% unsecured notes		$150,000	$150,000	7.400%	September 2009
3.75% unsecured notes (8)		217	217	3.750%	June 2010
4.50% unsecured notes (9)		150,000	150,000	4.500%	February 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		830,217	830,217
Net unamortized premium		28,583	30,465
Total Notes, net		$858,800	$860,682

CAPITAL LEASES		$30,582	$30,902	7.500%	June 2031

TOTAL DEBT		$1,812,074	$1,831,547

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   On April 20, 2007, simultaneously with the completion of the Mergers, the Predecessor’s Amended Revolving Facility (as defined below) was prepaid in full and terminated. Simultaneously with the prepayment and termination of the Amended Revolving Facility, the Company entered into a new revolving credit facility (the “April 2007 Revolving Facility”) with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility. Concurrently with the establishment of the April 2007 Revolving Facility, the Company used a portion of the proceeds from the April 2007 Revolving Facility and caused the Amended Secured Term Loan (as defined below) to be prepaid in full and terminated. On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility.  Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into a new $350.0 million unsecured revolving credit facility (the “July 2007 Revolving Facility”) with Bank of America, N.A., as administrative agent. On December 16, 2007, the Company entered into an amendment to the July 2007 Revolving Facility (the “First Amendment to the July 2007 Revolving Facility”), which extended the maturity date to February 15, 2008, subject to certain conditions. The Company was as of December 31, 2007 unable to make draws on the Amended July 2007 Revolving Facility. On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility. The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs. On March 28, 2008, the Company entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”). The Amendment to Revolving Facility Extension Agreement, among other things, approved (i) an agreement pursuant to which the Company contributed 49% of its interest in certain subsidiaries owning 31 real properties with an approximate fair market value of $780 million to Centro NP Residual Holding LLC (the “Residual Joint Venture”), and distributed 51% of its interest in the transferred entities to its parent, Super LLC, which interest Super LLC contributed to the Residual Joint Venture, and (ii) the assumption of all liabilities relating to the Company’s employees by Centro US Management Joint Venture 2, LP and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of the Company’s properties to the Management Joint Venture. On May 7, 2008 and May 30, 2008, the Company entered into letter agreements further modifying and waiving various provisions.  These provisions related predominately to sharing proceeds from disposal of assets between the various debt providers of the Company’s immediate parent, Super LLC.  Additional information is provided further in this Note.

(2)   The Company incurs interest using the 30-day LIBOR rate which was 2.4625% as of June 30, 2008.  The interest rate on this facility adjusts based on the Company’s credit rating.

(3)   The Company also incurs an annual facility fee of 22.5 basis points on this facility.

(4)   Incurred in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007.

(5)   As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 2.4625%% as of June 30, 2008, plus spreads ranging from 135 to 175 basis points.

(6)   As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 2.4625%% as of June 30, 2008, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.6% as of June 30, 2008, plus spreads ranging from 12.5 to 37.5 basis points.

(7)   An aggregate of $14.0 million of mortgages payable is scheduled to mature during 2008.

(8)   Represents convertible senior notes.  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion price was $25.00 per share.  On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.  As discussed further below, these notes became convertible on April 1, 2007, and were convertible through July 2, 2007.  As of June 30, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.

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

On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of the Company’s affiliates and a requirement that, CPT Manager Limited (“CPT”) and Centro Properties Limited (“CPL”) extend the maturity of certain of their indebtedness (as described below) to a date no earlier than September 30, 2008, which occurred on May 8, 2008 (as described below). The applicable margin of the interest rate remained at 1.75%.  The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the Termination Date, remains the same under the Revolving Facility Extension Agreement.

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

On May 7, 2008, the Company entered into another letter agreement (the “Second Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the Amended July 2007 Revolving Facility.  The Second Amendment to Revolving Facility Extension Agreement, among other things, approved the extension of the maturity of certain of CPT’s and CPL’s indebtedness to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.  All conditions that were required to be met by May 30, 2008 were met.

On May 30, 2008, as part of the extension of CPT’s and CPL’s indebtedness, the Company entered into a letter agreement (the “Third Amendment to Revolving Facility Extension Agreement”) modifying and waiving provisions of the Amended July 2007 Revolving Facility and the Revolving Facility Extension Agreement.  The Third Amendment to Revolving Facility Extension Agreement, among other things, memorialized the terms of various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.  The agreement of such terms by May 30, 2008 was required pursuant to the Second Amendment to Revolving Facility Extension Agreement.

The Amended July 2007 Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, (i) a base rate equal to the prime rate plus an applicable margin as specified in the Amended July 2007 Revolving Facility or (ii) the LIBOR rate plus the applicable margin.

The Amended July 2007 Revolving Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events.  Under the Amended July 2007 Revolving Facility, the Company is also subject to compliance with certain financial coverage ratios and other debt covenants.  As of June 30, 2008, these coverage ratios and debt covenants included:  (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all outstanding unsecured debt of the Company and its subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

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

As of June 30, 2008, all of the $200.0 million aggregate principal amount of the 3.70% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $222.9 million.

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

As of June 30, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

As of June 30, 2008, future scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2008 (remaining six months)	$321,162
2009	325,373
2010	124,953
2011	176,887
2012	154,308
Thereafter	669,421
Total debt maturities	1,772,104

Net unamortized premiums on mortgages	11,387
Net unamortized premiums on notes	28,583

Total debt obligations	$1,812,074

Refer to Note 12 for information relating to redemption right amounts classified as a liability and payable by September 15, 2008.  These amounts are not included in the above debt obligations.

Extension of Ultimate Australian Parents’ Short-term Facilities

As a result of dislocations in the global credit markets, CPT, one of the ultimate parent investors of the Company as part of Centro Properties Group, was unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.2 billion.  As a result, CPT and CPL, also one of the ultimate parent investors of the Company as part of Centro Properties Group, entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into another extension deed (the “Australian Extension Deed”), which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  The Company is not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

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

On May 8, 2008, CPT and CPL entered into a further amendment and restatement deed (the “Australian Amended and Restated Extension Deed”), which extended the maturity date of the various short-term credit facilities and certain additional facilities from May 8, 2008, to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.  These conditions include agreement among the lender groups by May 30, 2008 on various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received and by September 30, 2008 of the Company’s progress on its strategic plan.

On May 30, 2008, CPT and CPL entered into an amendment to the Australian Amended and Restated Extension Deed (the “Amendment to the Australian Amended and Restated Extension Deed”), which satisfied the conditions to be met by May 30, 2008, pursuant to the Australian Amended and Restated Extension Deed and provide for, among other things, agreement among the lender groups on various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.

In addition, on February 15, 2008, March 28, 2008, April 29, 2008, May 8, 2008, and May 30, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement” and collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Second Amendment to Revolving Facility Extension Agreement, the Third Amendment to the Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement, the May 8, 2008 Super Bridge Loan Letter Agreement, the May 30, 2008 Super Bridge  Loan Agreement, the Australian Extension Deed, the Australian Amended and Restated Extension Deed and the Amendment to the Australian Amended and Restated Extension Deed, the “Extension Agreements”) waiving any actions with regards to any alleged defaults under debt previously placed with United States investors.  Due to additional debt of CPT and CPL maturing post the initial debt extension in December 2007, the total amount of bank debt covered by the Australian extension agreements is approximately $2.2 billion.  In addition to the bank debt, $0.45 billion of US private placement noteholders of CPT are covered by the Noteholders Extension Agreement.

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

Collateralization of Super Bridge Loan Debt

It should be noted that as of June 30, 2008 and since April 20, 2007, the Super Bridge Loan (totaling $1.8 billion) of the Company’s parent, Super LLC is collateralized by its 100% membership interest in the Company.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Debt With Optional Prepayment Dates

During the period from April 1, 2008 to June 30, 2008, the interest rate increased by its terms under one of the Company’s mortgage loans, collateralized by various properties.  Such loan contained an optional prepayment date, after which the interest rate increased by 5%.   The Company did not prepay such loan on its optional prepayment date.

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

As of June 30, 2008, the Company had two reverse arrears swap agreements.  The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2008 (dollars in thousands).  The notional amounts at June 30, 2008 provide an indication of the extent of

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Reverse Arrears Swap	Fair Value	$50,000	4.380%	02/01/11	$529
Reverse Arrears Swap	Fair Value	15,000	4.030%	02/01/11	124
		$65,000			$653

As of June 30, 2008, the reverse arrears swaps of approximately $0.6 million were reported in Other Assets.

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

Risks Associated with Liquidity Position

The Company presently has $306.8 million of debt under its Amended July 2007 Revolving Facility which is scheduled to mature on the earlier of (i) September 30, 2008, or (ii) upon the occurrence of certain trigger events under that facility.  The Company’s extension of the Amended July 2007 Revolving Facility was provided on the basis that the Company’s ultimate parents in Australia obtained extensions of its debt facilities until at least September 30, 2008. The Company’s ultimate parents announced on May 8, 2008 the extension of its debt facilities to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008, with such conditions required by May 30, 2008 being satisfied.  The Company also has approximately $14.0 million of mortgages payable scheduled to mature during 2008.  An event of default caused by the nonpayment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan.

In addition, covenants contained in certain of the Company’s indebtedness and restrictions under the debt extension agreements restrict the Company’s ability to incur additional debt in the short-term.  In connection with the First Amendment to the July 2007 Revolving Facility, the Company is no longer permitted to make draws under the Amended July 2007 Revolving Facility, and is limited to financing any development costs from distributions received from the Residual Joint Venture.

Refer to Note 3 for information relating to the substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ultimate parent investors (Centro Properties Group and Centro Retail Group) are also dealing with significant liquidity/refinancing issues. Due to the financial constraints of the Company’s ultimate parent investors, it is unlikely that they will be able to make additional equity contributions to alleviate the Company’s short-term liquidity issues.

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

In connection with the DownREIT Merger, each unit of limited partnership interest in the DownREIT Partnership (a “DownREIT Unit”) who elected to do so was converted, without any action on the part of the holder, into the right to receive one fully-paid Class A Preferred Unit, without interest, of the surviving partnership (the “Preferred Unit Consideration”).  In lieu of the Preferred Unit Consideration, holders of DownREIT Units were offered the opportunity to elect to receive cash in an amount equal to the Offer Price per DownREIT Unit, as adjusted (the “Cash Consideration”).  The holders of DownREIT Units that elected to receive the Cash Consideration ceased to be limited partners of the DownREIT Partnership.  In connection with the DownREIT Merger, holders of 752,187 DownREIT Units, as adjusted, elected to receive the Cash Consideration, and holders of 2,643,870 DownREIT Units, as adjusted, elected, or were deemed to have elected, to receive the Preferred Unit Consideration. As a result, following the consummation of the DownREIT Merger, there were 2,643,870 Class A Preferred Units outstanding and not owned by the Company or its affiliates.  Holders of these Class A Preferred Units have a redemption right for their Class A Preferred Units which were exercisable starting April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.

Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  Accordingly, $38.2 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of June 30, 2008.

DownREIT Partnership unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2007	2,530,074
Issued	—
Redeemed (1)	(203,231)

Outstanding at June 30, 2008	2,326,843

(1)           Refer to discussion above.

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

Earnings per Share (EPS)

In accordance with the disclosure requirements of SFAS No. 128 (Note 3), a reconciliation of the numerator and denominator of basic and diluted EPS for periods prior to April 5, 2007 is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Predecessor
	Period from April 1, 2007 – April 4, 2007	Period from January 1, 2007 – April 4, 2007

Basic EPS
Numerator:
Loss from continuing operations	$(34,693)	$(14,479)
Preferred dividends	(6,574)	(12,079)
Income available to common shares from continuing operations - basic	(41,267)	(26,558)

Income available to common shares from discontinued operations - basic	40	3,870

Net loss available to common shares – basic	$(41,227)	$(22,688)

Denominator:
Weighted average of common shares outstanding	103,407	103,355

Loss per share - continuing operations	$(0.40)	$(0.26)
Earnings per share - discontinued operations	—	0.04
Basic loss per common share	$(0.40)	$(0.22)

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted EPS
Numerator:
Loss from continuing operations	$(34,693)	$(14,479)
Preferred dividends	(6,574)	(12,079)
Minority interest in consolidated partnership	6	297
Loss available to common shares from continuing operations - diluted	(41,261)	(26,261)

Income available to common shares from discontinued operations - diluted	40	3,870

Net loss available to common shares – diluted	$(41,221)	$(22,391)

Denominator:
Weighted average of common shares outstanding – basic	103,407	103,355
Effect of diluted securities:
Options and contingently issuable shares	2,312	2,120
Excel Realty Partners, L.P. third party units	3,252	3,175
Convertible debt	1,122	860
Restricted stock	53	48
Weighted average of common shares outstanding – diluted	110,146	109,558

Loss per share - continuing operations	$(0.37)	$(0.23)
Earnings per share - discontinued operations	—	0.03
Diluted loss per common share	$(0.37)	$(0.20)

As of June 30, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s stock had been cancelled.  The Company’s Member’s Capital is wholly-owned by Super LLC as of June 30, 2008.

Common Stock

As described above, and as a result of the Merger and the Liquidation, there were no common shares outstanding as of June 30, 2008.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.8 million as of June 30, 2008.  Given the increase in the reserve previously taken by the Predecessor, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of June 30, 2008, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of six separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2008, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $13.0 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2008, the Company had mortgage loans and secured term loans outstanding of approximately $604.5 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.8 billion. In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008 (remaining six months)	$1,894
2009	3,740
2010	3,614
2011	3,553
2012	3,414
Thereafter	38,334

•      Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which was exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.

Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements. Accordingly, $38.2 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of June 30, 2008.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15:         Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows for the periods indicated below (dollars in thousands):

	Company			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	Period from April 5, through June 30,	Period from April 1, through April 4,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007

Comprehensive (loss) income	$(299,619)	$(306,431)	$3,919	$(34,445)	$(9,740)

As of June 30, 2008, the primary component of comprehensive income, other than net income, was the Company’s mark-to market adjustment on its available-for-sale securities.  Prior to the Merger, the Predecessor also included the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges as components of comprehensive income.

As of June 30, 2008 and December 31, 2007, accumulated other comprehensive loss reflected in the Company’s member’s capital on the Consolidated Balance Sheets was comprised of realized/unrealized loss on available-for-sale securities of $0.2 million and $1.2 million, respectively.

Note 16:         Related Parties

The Company receives a REIT Management fee from affiliates of its Parent Company, Super LLC, which is calculated on assets managed by the Company.  Total REIT Management fees earned for the three and six months ended June 30, 2008 totaled $0.8 million and $3.3 million, respectively. The Company generated REIT Management fees of approximately $2.4 million for the period from April 5, 2007 through June 30, 2007.  REIT Management fees are included in fee income on the Company’s consolidated Statement of Operations.  With the distribution discussed at Note 1, the Company ceased charging these fees on May 1, 2008.

The Company also derives fee income from services provided to certain of its joint ventures and other managed properties. The Company generated approximately $7.6 million and $12.4 million in fee income from services provided to its joint ventures and other managed properties for the three and six months ended June 30, 2008, respectively.  The Company generated approximately $4.5 million for the period from April 5, 2007 through June 30, 2007 in fee income.  The Predecessor did not generate any fee income for the period from April 1, 2007 through April 4, 2007 and generated approximately $6.8 million in fee income for the period from January 1, 2007 through April 4, 2007. As of June 30, 2008 and December 31, 2007, the Company and the Predecessor, as applicable, had approximately $7.2 million and $7.2 million, respectively of fee income receivable.

There were approximately $1.5 million of interest free notes receivable from the Company’s affiliates as of June 30, 2008. As of December 31, 2007, the balance of interest free notes receivable from its affiliates was approximately $2.9 million.

The amounts due to partners of the Company were $0.3 million, and were included in Other Liabilities. There was no interest expense on the amounts due.

Note 17:         Fair Value

Effective January 1, 2008, the Company partially adopted SFAS No. 157, except as it relates to non- financial assets and liabilities as per the deferral permitted under FSP FAS No. 157-2, which provides a framework for measuring fair value under GAAP. The Company has not elected to apply SFAS No. 159 and fair value any of the eligible financial assets and liabilities permitted under SFAS No. 159. The only financial assets recorded at fair value as of June 30, 2008 are those required to be fair valued under other accounting standards.

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Marketable Securities

The fair value of marketable securities is the market value based on both quoted market prices and other valuations.

Derivative Instruments

The fair value of the derivative instruments, which are classified as Other Assets on the Consolidated Balance Sheet, are derived using mid-market discount curves obtained from independent sources within the industry.

Assets measured at fair value on a recurring basis, as required by accounting standards other than SFAS No. 159, are summarized below (dollars in thousands):

	Recurring
	Fair Value Measurements Using			Assets/(Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

Derivative instruments	$—	$653	$—	$653
Marketable securities	398	4,167	—	4,565

The following table shows those financial assets measured at fair value on a non-recurring basis as of June 30, 2008. (1)

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets/(Liabilities)
at Adjusted
	Non-recurring			Carrying Amount
	Fair Value Measurements Using			(Based on Fair
	Level 1	Level 2	Level 3	Value

Impaired investments accounted for under the equity method	$—	$—	$43,202	$43,202

(1)	The Company has elected to apply the deferral provision under FSP FAS 157-2 relating to disclosures for non-financial assets and liabilities that are fair valued on a non-recurring basis.

The investment accounted for under the equity method that has been impaired at June 30, 2008 is Centro GA America, LLC.  The fair value was estimated based upon management’s valuation of the underlying real estate assets and debt of the investment.  The real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers.  This approach requires the Company to make significant judgments in respect to capitalization rates and amounts of estimated future cashflows.

The debt was valued using an estimated market spread of 4.00%.

The inputs into this valuation are considered level 3 inputs in accordance with SFAS No. 157.

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

Immediately following the Merger and the Liquidation, Centro NP’s employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to as the “Management Joint Venture”).  The distribution occurred in order to comply with certain tax restrictions applicable to Centro NP’s ultimate equity owners and to permit such employees to serve management functions at other properties controlled by our affiliates.  Following this distribution, the Management Joint Venture managed our properties, although during a transition period, certain of our subsidiaries continued to provide payroll, benefit and other transition services with respect to our former employees.  Such transition services continued through April 30, 2008.  Contracts memorializing the management services arrangements under which we have been operating were entered into on March 28, 2008 in connection with an amendment to our revolving credit facility.

Although our employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, for the period January 1, 2008 to April 30, 2008, we continued to incur all costs relating to the payroll and benefits of our employees employed by the Management Joint Venture as well as incurring other transition services while the Management Joint Venture finalized arrangements to replicate such functions.

On the basis that we continued to provide services on a transitionary basis through April 30, 2008, for accounting purposes, the Distribution, Contribution and Assignment Agreement between the company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan, Inc (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to April 30, 2008.  The distribution has been reflected in the consolidated financial statements covered in this report as of May 1, 2008. As a result, certain assets and liabilities have been distributed out as of May 1, 2008.

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

It is noted that Centro Properties Group and Centro Retail Group both filed reviewed financial statements for the six months ended December 31, 2007 with local Australian regulatory authorities which identified material uncertainty regarding their continuation as going concerns.

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

Recent Developments

Extension of Amended July 2007 Revolving Facility

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

On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility.  The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults, borrowing or prepayments under credit facilities of certain of the Company’s affiliates and a requirement that, CPT Manager Limited (“CPT”) and Centro Properties Limited (“CPL”) extend the maturity of certain of their indebtedness (as described below) to a date no earlier than September 30, 2008, which occurred on May 8, 2008 (as described below). The applicable margin of the interest rate remained at 1.75%.  The extension fee under the First Amendment to the July 2007 Revolving Facility, payable on the Termination Date, remains the same under the Revolving Facility Extension Agreement.

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

On May 7, 2008, the Company entered into another letter agreement (the “Second Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the Amended July 2007 Revolving Facility.  The Second Amendment to Revolving Facility Extension Agreement, among other things, approved the extension of the maturity of certain of CPT’s and CPL’s indebtedness to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.

On May 30, 2008, as part of the extension of CPT’s and CPL’s indebtedness, the Company entered into a letter agreement (the “Third Amendment to Revolving Facility Extension Agreement”) modifying and waiving provisions of the Amended July 2007 Revolving Facility and the Revolving Facility Extension Agreement.  The Third Amendment to Revolving Facility Extension Agreement, among other things, memorialized the terms of various matters including consents to certain asset sales and refinancing transactions and the allocation of the proceeds received.  The agreement of such terms by May 30, 2008 was required pursuant to the Second Amendment to Revolving Facility Extension Agreement.

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

On May 30, 2008, in connection with the Amendment to the Australian Amended and Restated Extension Deed, the Company entered into a letter agreement (the “May 30, 2008 Super Bridge Loan Letter Agreement”)

modifying and waiving provisions of the Super Bridge Loan.  The May 30, 2008 Super Bridge Loan Letter Agreement, among other things, memorialized the terms of various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.  The agreement of such terms by May 30, 2008 was required pursuant to the May 8, 2008 Super Bridge Loan Letter Agreement.

Extension Deed of Centro Short-Term Facilities

As a result of dislocations in the global credit markets, one of our Australian parents (CPT Manager Limited, as responsible entity of Centro Property Trust, (“CPT”)), was also unable to secure long-term financing for various short-term credit facilities that it had entered into for an aggregate of approximately $1.18 billion.  As a result, CPT and Centro Properties Limited (“CPL”) entered into an extension deed on December 17, 2007, which extended the maturity dates of various short-term credit facilities to February 15, 2008, subject to certain conditions.  On February 15, 2008, CPT and CPL entered into another extension deed, the “Australian Extension Deed,” which extended the maturity date of the various short-term credit facilities and certain additional facilities from February 15, 2008 to the earlier to occur of (i) April 30, 2008, and (ii) the date on which any trigger event occurs.  Trigger events include, among other things, defaults occurring due to defaults, borrowing or prepayments under credit facilities of certain affiliates and subsidiaries of CPT, including the Amended July 2007 Revolving Facility and the Super Bridge Loan.  We are not an obligor under these various short-term credit facilities, but the Amended July 2007 Revolving Facility and the Super Bridge Loan are cross-defaulted with the Australian Extension Deed.

On April 29, 2008, CPT and CPL entered into an agreement extending the maturity date of the various short-term credit facilities and certain additional facilities from April 30, 2008, to May 7, 2008, which was subsequently extended to May 8, 2008.

On May 8, 2008, CPT and CPL entered into a further amendment and restatement deed (the “Australian Amended and Restated Extension Deed”) modifying and waiving various provisions of the Australian Extension Deed.  The Australian Amended and Restated Extension Deed, among other things, extended the maturity date of the various short-term credit facilities and certain additional facilities from May 8, 2008, to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008.  These conditions include agreement among the lender groups by May 30, 2008 on various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received and by September 30, 2008 of the Company’s progress on its strategic plan.

On May 30, 2008, CPT and CPL entered into an amendment to the Australian Amended and Restated Extension Deed (the “Amendment to the Australian Amended and Restated Extension Deed”), which satisfied the conditions to be met by May 30, 2008, pursuant to the Australian Amended and Restated Extension Deed and provide for, among other things, agreement among the lender groups on various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.

In addition, on February 15, 2008, March 28, 2008, April 29, 2008, May 8, 2008, and May 30, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement” and collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Second Amendment to Revolving Facility Extension Agreement, the Third Amendment to the Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement, the May 8, 2008 Super Bridge Loan Letter Agreement, the May 30, 2008 Super Bridge Loan Agreement, the Australian Extension Deed, the Australian Amended and Restated Extension Deed and the Amendment to the Australian Amended and Restated Extension Deed, the “Extension Agreements”) waiving any actions with respect to the specified defaults under debt previously placed with United States investors.

DownREIT Redemption Right

The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  Accordingly, $38.2 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of June 30, 2008.

Results of operations for the three months ended June 30, 2008 (the Company), for the period from April 5, 2007 through June 30, 2007 (the Company), and the period from April 1, 2007 through April 4, 2007 (the Predecessor)

Rental Revenues

Rental income was $76.9 million for the three months ended June 30, 2008, $4.5 million for the period from April 1, 2007 through April 4, 2007 and $94.2 million for the period April 5, 2007 through June 30, 2007.

The following significant factors caused material changes in the rental income of the Company:

•                  2007 Acquisitions, which increased rental income by approximately $5.6 million

•                  Increased amortization of below market leases, which leases were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased rental income by approximately $3.8 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $2.1 million

•                  The Residual Joint Venture Transactions, which decreased rental income by approximately $33.0 million

Expense reimbursements were $20.5 million for the three months ended June 30, 2008, $2.4 million for the period from April 1, 2007 through April 4, 2007 and $23.7 million for the period from April 5, 2007 through June 30, 2007.  The following significant factors caused material changes in the expense reimbursements of the Company:

•                  2007 Acquisitions, which increased expense reimbursements by approximately $1.0 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $3.1 million

•                  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $8.4 million

•                  A net decrease in the amount of reimbursable real estate taxes, which decreased expense reimbursements by approximately $0.7 million

Fee income was $8.4 million for the three months ended June 30, 2008, $0.2 million for the period from April 1, 2007 through April 4, 2007 and $6.8 million for the period from April 5, 2007 through June 30, 2007.  Fee income is derived from services provided to our joint ventures and other managed projects.  The following significant factors caused material changes in the fee income of the Company:

•                  Property management fee revenue, which increased fee income by approximately $0.6 million

•                  Leasing fee revenue, which increased fee income by approximately $2.2 million

•                  Construction fee revenue, primarily attributable to an increase in the number of properties undergoing redevelopment, or being newly constructed, which increased fee income by approximately $0.6 million

•                  The Management Joint Venture, which decreased fee income by approximately $1.9 million

Operating Expenses

Operating costs were $17.9 million for the three months ended June 30, 2008, $1.3 million for the period from April 1, 2007 through April 4, 2007 and $21.5 million for the period from April 5, 2007 through June 30, 2007.  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased operating costs by approximately $1.3 million

•                  The Residual Joint Venture Transactions, which decreased operating costs by approximately $6.6 million

•                  Decreased property insurance expense, attributable to lower premiums under our renewed policy, which decreased operating costs by approximately $0.9 million

Real estate taxes were $12.1 million for the three months ended June 30, 2008, $0.7 million for the period from April 1, 2007 through April 4, 2007 and $15.0 million for the period from April 5, 2007 through June 30, 2007.  The following significant factors caused material changes in the real estate taxes of the Company:

•                  2007 Acquisitions, which increased real estate taxes by approximately $0.9 million

•                  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $5.3 million

Interest expense was $26.0 million for the three months ended June 30, 2008, $1.6 million for the period from April 1, 2007 through April 4, 2007 and $25.6 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the interest expense of the Company:

•                  Our derivative financial instruments, for which we have not qualified for hedge accounting treatment, which increased interest expense of the Company by approximately $5.9 million

•                  The write-off of unamortized issuance costs associated with the Company’s April 2007 Revolving Facility, which decreased interest expense by approximately $2.0 million

•                  Interest incurred on debt instruments assumed in connection with the 2007 Acquisitions, which increased interest expense by approximately $2.0 million

•                  Decreased capitalized interest with respect to our redevelopment projects, attributable to decreased project spending, which increased interest expense by approximately $3.6 million

•                  The repayment of the $303.4 million note payable to Centro Property Trust, which decreased interest expense by approximately $5.2 million

•                  The repayment of the Tender Facility, which decreased interest expense by approximately $3.5 million

•                  Debt issuance costs incurred in connection with the Tender Facility, which decreased interest expense by approximately $2.9 million

•                  Non-recurring debt issuance costs incurred in connection with the issuance of the Tender Facility in 2007, which decreased interest expense by approximately $2.5 million

•                  The following significant factor caused a material change in the interest expense of the Predecessor:

•                  The September 2006 Debt Offering (which debt was subsequently redeemed during the three months ended June 30, 2007), which increased interest expense by approximately $2.0 million

•                  Increased capitalized interest with respect to our redevelopment projects, due to increased interest rates and increased project spending, which decreased interest expense by approximately $1.6 million

Depreciation and amortization was $46.7 million for the three months ended June 30, 2008, $1.3 million for the period from April 1, 2007 through April 4, 2007 and $52.5 million for the period from April 5, 2007 through June 30, 2007.   The following significant factors caused material changes in the depreciation and amortization of the Company:

•                  2007 Acquisitions, which increased depreciation and amortization by approximately $3.1 million

•                  Increased depreciation expense on our real estate properties, which properties were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased depreciation and amortization by approximately $3.3 million

•                  Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which intangible assets were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased depreciation and amortization by approximately $3.5 million

•                  A reduction in the value of the Company’s property and asset management rights due to a $77.0 million impairment charge taken by the Company at December 31, 2007, which decreased the amortization expense associated with such property and asset management rights, which decreased depreciation and amortization by approximately $0.8 million

General and administrative expenses were $8.4 million for the three months ended June 30, 2008, $36.2 million for the period from April 1, 2007 through April 4, 2007 and $6.2 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the general and administrative expenses of the Company:

•                  Increased franchise tax expense, which increased general and administrative expenses by approximately $2.3 million

•                  The following significant factors caused a material change in the general and administrative expenses of the Predecessor:

•                  Advisory fees incurred by the Predecessor in connection with the Merger, which decreased general and administrative expenses by approximately $16.7 million

•                  Decreased payroll related expenses, primarily attributable to Predecessor’s recognition of compensation expense associated with stock-based compensation that vested in connection with the Merger, which decreased general and administrative expenses by approximately $18.2 million

Other Income and Expenses

Equity in income (loss) of unconsolidated ventures was $(2.8) million for the three months ended June 30, 2008, $(0.6) million for the period from April 1, 2007 through April 4, 2007 and $1.6 million for the period from April 5, 2007 through June 30, 2007.  The following significant factor caused a material change in the equity in income (loss) of unconsolidated ventures of the Company:

•                  The formation of the Centro NP Residual Holding LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $3.3 million, due to depreciation and amortization charges, and interest expense.

Impairment Charges:

During three months ended June 30, 2008, the Company recorded impairment charges of $95.1 million and $18.1 million over its real estate assets and real estate held for sale assets, respectively.  These impairment charges are the result of changes in the hold period probability weighting applied by management in relation to the Company’s real estate assets and real estate assets held for sale, in accordance with SFAS No. 144.

An impairment charge of $173.5 million of goodwill and other intangibles was also recorded by the Company during the three months ended June 30, 2008.  This impairment charge was required due to the significant reduction in our and our affiliates’ capital streams derived from certain property and funds management services.

During the three months ended June 30, 2008, the Company recorded an impairment charge of $6.2 million in relation to its investment in Centro GA America LLC.  This charge is the result of an other than temporary loss in value of the Company’s investment.  The Company has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of Centro GA America LLC, due to the intended sale of these assets during the next six to twelve months.

Results of operations for the six months ended June 30, 2008 (the Company), for the period from April 5, 2007 through June 30, 2007 (the Company), and the period from January 1, 2007 through April 4, 2007 (the Predecessor)

Rental Revenues:

Rental income was $170.6 million for the six months ended June 30, 2008, $90.6 million for the period from January 1, 2007 through April 4, 2007 and $94.2 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the rental income of the Company:

•                  2007 Acquisitions, which increased rental income by approximately $11.6 million

•                  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $6.0 million

•                  Increased amortization of below market leases, which leases were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased rental income by approximately $14.6 million

•                  Decreased lease settlement income, which decreased rental income by approximately $1.0 million

•                  The Residual Joint Venture Transactions, which decreased rental income by approximately $45.9 million

•                  The following significant factor caused material changes in the rental income of the Predecessor:

•                  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

Expense reimbursements were $43.5 million for the six months ended June 30, 2008, $27.1 million for the period from January 1, 2007 through April 4, 2007 and $23.7 million for the period from April 5, 2007 through June 30, 2007.

•                        The following significant factors caused material changes in the expense reimbursements of the Company:

•                  2007 Acquisitions, which increased expense reimbursement by approximately $2.6 million

•                  A net increase in the amount of reimbursable property operating expenses, which increased expense reimbursements by approximately $4.0 million

•                  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $13.0 million

•                        There were no factors that caused material changes in the Predecessor.

Operating Expenses:

Operating costs were $40.9 million for the six months ended June 30, 2008, $21.2 million for the period from January 1, 2007 through April 4, 2007 and $21.5 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased operating costs by approximately $3.0 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to manage the growing  number of properties under management, which increased operating costs by approximately $1.1 million

•                  The Residual Joint Venture Transactions, which decreased operating costs by approximately $8.9 million

•                  Decreased property insurance expense, which decreased operating costs by approximately $2.2 million

•                  The following significant factors caused material changes in the operating costs of the Predecessor:

•                  Increased property insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.5 million

•                  Increased snow removal costs, primarily attributable to the harsh winter conditions in the Midwest, which increased operating costs by approximately $1.2 million

Real estate taxes were $26.6 million for the six months ended June 30, 2008, $16.8 million for the period from January 1, 2007 through April 4, 2007 and $15.0 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the real estate taxes of the Company:

•                  2007 Acquisitions, which increased real estate tax expense by approximately $2.0 million

•                  Increased property assessments at certain properties, which increased real estate taxes by approximately $1.3 million

•                  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $8.2 million

•                  There were no factors that caused material changes in the Predecessor.

Depreciation and amortization were $102.9 million for the six months ended June 30, 2008, $25.3 million for the period from January 1, 2007 through April 4, 2007 and $52.5 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the depreciation and amortization of the Company:

•                  Increased depreciation expense on our real estate properties, which properties were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased depreciation and amortization by approximately $24.5 million

•                  2007 Acquisitions, which increased depreciation and amortization by approximately $6.5 million

•                  The Residual Joint Venture Transactions, which decreased depreciation and amortization by approximately $5.6 million

Provision for doubtful accounts was $1.7 million for the six months ended June 30, 2008, $3.3 million for the period from January 1, 2007 through April 4, 2007 and $0.5 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the provision for doubtful accounts of the Company:

•                  Increased write-offs, which increased provision for doubtful accounts by approximately $2.7 million

•                  The Residual Joint Venture Transactions, which decreased provision for doubtful accounts by approximately $1.3 million

•                  Lower reserves on certain accounts, which decreased provision for doubtful accounts by approximately $3.2 million

•                  There were no factors that caused material changes in the Predecessor.

General and administrative expenses were $16.7 million for the six months ended June 30, 2008, $51.9 million for the period from January 1, 2007 through April 4, 2007 and $6.2 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factors caused material changes in the general and administrative expenses of the Company:

•                  Increased franchise tax expense, which increased general and administrative expenses by approximately $2.3 million

•                  The Management Joint Venture, which decreased general and administrative expenses by approximately $38.1 million

•                  Decreased expenses associated with the Company’s offshore accounting initiatives, which decreased general and administrative expenses by approximately $1.0 million

•                  The following significant factors caused material changes in the general and administrative expenses of the Predecessor:

•                  Increased advisory and legal fees incurred by the Predecessor in connection with the Mergers, which increased general and administrative expenses by approximately $22.5 million

•                  Increased payroll related expenses, primarily attributable to the Predecessor’s recognition of compensation expense associated with stock-based compensation which vested in connection with the Merger, which increased general and administrative expenses by approximately $19.2 million

Other Income and Expenses

Equity in income (loss) of unconsolidated ventures was $(4.5) million for the six months ended June 30, 2008, $0.6 million for the period from April 1, 2007 through April 4, 2007 and $1.6 million for the period from April 5, 2007 through June 30, 2007.

•                  The following significant factor caused a material change in the equity in income (loss) of unconsolidated ventures of the Company:

•                  The formation of the Centro NP Residual Holding LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $5.8 million, due to depreciation and amortization charges, and interest expense.

•                  There were no factors that caused material changes in the Predecessor.

Impairment Charges:

During six months ended June 30, 2008, the Company recorded impairment charges of $95.1 million and $18.1 million over its real estate assets and real estate held for sale assets, respectively.  These impairment charges are the result of changes in the hold period probability weighting applied by management in relation to the Company’s real estate assets and real estate assets held for sale, in accordance with SFAS No. 144.

An impairment charge of $173.5 million of goodwill and other intangilbles was also recorded by the Company during the six months ended June 30, 2008.  This impairment charge was required due to the significant reduction in our and our affiliates’ capital streams derived from certain property and funds management services.

During the six months ended June 30, 2008, the Company recorded an impairment charge of $6.2 million in relation to its investment in Centro GA America LLC.  This charge is the result of an other than temporary loss in value of the Company’s investment.  The Company has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of Centro GA America LLC, due to the intended sale of these assets during the next six to twelve months.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $18.9 million in available cash, cash equivalents and marketable securities.    In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.

Short-Term Liquidity Needs

In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $8.6 million of mortgage debt scheduled to mature during 2008.  Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Revolving Facility.  Due to covenants contained in certain of our debt agreements, we are prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture that are funded with borrowings from an $80 million revolving credit facility of BPR Shopping Center, LLC, an unconsolidated subsidiary of ours (the “Preston Ridge Facility”), for additional borrowings to meet our short-term liquidity requirements.  We are currently working with the lenders under our Amended July 2007 Revolving Facility to refinance our short-term indebtedness and are considering additional plans with respect to meeting our short-term liquidity requirements.  There can be no assurances that we will be able to refinance our short-term debt on favorable terms or at all.  In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.(1)

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  We have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any capital requirements from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility.  The unused portion of the Preston Ridge Facility was $36.4 million as of June 30, 2008. If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance these joint venture obligations following exhaustion of the Preston Ridge Facility.

During the six months ended June 30, 2008, we completed six redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $40.3 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 24 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $218.7 million.  Our current outparcel development pipeline in our consolidated portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $11.2 million.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance further development and redevelopment in our Consolidated Portfolio following exhaustion of the Preston Ridge Facility.

We also redevelop properties in our joint venture portfolios.  During the six months ended June 30, 2008, our joint venture portfolios completed two redevelopment projects, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $10.4 million, of which our pro rata share was approximately $2.1 million.  Our current joint venture redevelopment pipeline is comprised of six projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $106.7 million, of which our pro rata share will be approximately $10.0 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios.  We do not currently have any ongoing joint venture outparcel developments.

We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions.  The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the lives of the leases.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any capital expenditures from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or

(1) Refer to Note 10 to the Consolidated Financial Statements for details relating to the total short term debt as at June 30, 2008.

negotiate other liquidity facilities, we may be unable to further finance these tenant improvements and leasing commissions following exhaustion of the Preston Ridge Facility.

Additionally, the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1,  2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

Due to covenants contained in our debt agreements and restrictions under the debt extension agreements, we are presently unable to incur additional indebtedness, and this restriction will limit our flexibility in restructuring our existing indebtedness (including refinancing indebtedness coming due in 2008).  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance development and redevelopment costs following exhaustion of the Preston Ridge Facility.  In addition, due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  In connection with our refinancing difficulties, our credit ratings were downgraded in February 2008 by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade.  Standard & Poor’s current rating is CCC+ on CreditWatch with developing implications.  Fitch’s current rating is CCC; rating watch negative.  Moody’s current rating is B3 and under review with direction uncertain.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.  As a result of our current ratings, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

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

We have selectively affected asset sales to generate cash proceeds.  During the six months ended June 30, 2008, we generated approximately $24.8 million in gross proceeds through the sale of non-core and non-strategic properties.  During 2007, we, and our predecessor, as applicable, generated approximately $21.9 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $8.2 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of June 30, 2008 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Long-Term Debt (1)	$1,741,523	$320,786	$448,957	$329,652	$642,128
Capital Lease Obligations	30,582	376	1,369	1,544	27,293
Operating Leases (2)	54,549	1,894	7,354	6,967	38,334
Redemption Rights (3)	77,135	77,135	—	—	—
Total	$1,903,789	$400,191	$457,680	$338,163	$707,755

(1)	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.
(2)	Operating leases include ground leases for shopping centers that we operate and our administrative office space (Note 14 to our Consolidated Financial Statements).
(3)

The limited partners of the DownREIT Partnership have redemption rights for their Class A Preferred Units which were exercisable starting April 20, 2008. Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions. The contractual cash obligation relating to the DownREIT redemption rights has been categorized as “Less than 1 year” by the Company on the assumption that all DownREIT redemption rights are exercised during 2008. Refer to Note 12 for further information.

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

The following table summarizes certain terms of our existing credit agreement as of June 30, 2008 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of June 30, 2008	Current Interest Rate (1)		Maturity Date

Amended July 2007 Revolving Facility (2)	$—	$306,800	LIBOR plus 175 bp		Variable
Secured Term Loans	—	177,133	Variable	(3)	2009 - 2010
Total Credit Agreements	$—	$483,933

(1)	We incur interest using a 30-day LIBOR rate, which was 2.4625% at June 30, 2008.
(2)

We are presently (and were as of June 30, 2008) unable to make draws on our Amended July 2007 Revolving Facility. Under the terms of the Amended July 2007 Revolving Facility, we incur an annual facility fee of 22.5 basis points on this facility. The Amended July 2007 Revolving Facility is scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event, as defined in the agreement, occurs. Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)	We incur interest using a 30-day LIBOR rate, which was 2.4625% at June 30, 2008, plus spreads ranging from 135 to 175 basis points.

In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.  In addition, the Amended July 2007 Revolving Facility requires that we maintain certain financial coverage ratios and other debt covenants.  These coverage ratios and debt covenants include:

•                                          Total debt to total adjusted assets of no more than 65%

•                                          Total secured debt to total adjusted assets of no more than 40%

•                                          Unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of our outstanding unsecured debt

•                                          Consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt

As of June 30, 2008, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three indentures, having a weighted average interest rate of 5.84%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  We did not breach any covenants that would cause us to be in default of the public bond indentures.

As of June 30, 2008, we were in compliance with all of the financial covenants under our July 2007 Revolving Facility and indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our Amended July 2007 Revolving Facility and the Indentures, as of June 30, 2008, we had approximately $427.4 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 9.08% per annum.

Our management team continues to work closely with counterparts of our ultimate parent investors, CPL and CPT, our lenders, and lenders of Super LLC, CPL and CPT. Those efforts have been focused upon the extension of the debt of our ultimate parents to at least September 30, 2008, as this is required under the Extension Agreements.  The Company’s ultimate parents announced on May 8, 2008 the extension of their debt facilities to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008, with such conditions required by May 30, 2008 being satisfied.

In conjunction with our ultimate parent investors, the Company is assessing a number of options to address the current liquidity issues. Covenants contained in certain of our debt agreements currently prevent us from incurring any additional debt, and any new sources of long-term financing would be required to be approved by the lenders under the Extension Agreements.

Resolution of our liquidity issues may be, in part, achieved through asset sales. If we are required to dispose of real estate assets quickly and in a manner other than normal fashion to assist with our liquidity position, it is possible that these real estate assets would be sold at a loss. Additionally, our ability to sell real estate assets is restricted by a loan-to-asset covenant ratio as contained in the Indentures.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of June 30, 2008.  Although in certain instances we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.6 million as of June 30, 2008.  As of June 30, 2008, the book value of our investment in Arapahoe Crossings, L.P. was approximately $14.5 million.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2008.  As of June 30, 2008, the book value of our investment in BPR Land Partnership, L.P. was approximately $3.6 million.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2008.  As of June 30, 2008, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of June 30, 2008, this joint venture was comprised of 126 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.  As of June 30, 2008, the book value of our investment in Galileo America LLC was approximately $43.2 million.

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

On March 28, 2008, we executed a Contribution, Distribution and Assumption Agreement (the “Contribution Agreement”).  The Contribution Agreement was released from escrow and became effective as of March 30, 2008. Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including the owner of The Centre at Preston Ridge) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.  The Residual Joint Venture owned 110 stabilized retail properties and three properties under redevelopment as of June 30, 2008.  Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture.  The Residual Joint Venture had loans outstanding of approximately $0.8 billion as of June 30, 2008.  As of June 30, 2008, the book value of our investment in the Residual Joint Venture was approximately $641.8 million.

•      NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 13 stabilized retail properties as of June 30, 2008.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million of which approximately $28.2 million had been contributed as of September 30, 2007.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $280.5 million as of June 30, 2008.  As of June 30, 2008, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $35.7 million.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of June 30, 2008, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of June 30, 2008, the joint venture owned four stabilized retail properties.  The joint venture had loans outstanding of approximately $46.8 million as of June 30, 2008.  As of June 30, 2008, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $14.1 million.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of June 30, 2008.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2008.  As of June 30, 2008, the book value of our investment in NPK Redevelopment I, LLC was approximately $10.6 million.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of June 30, 2008.  As of June 30, 2008, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.7 million.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview

Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $62.6 million as of June 30, 2008.  As of June 30, 2008, the book value of our investment in Westgate Mall, LLC was approximately $1.6 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of June 30, 2008, none of which we believe will materially adversely affect us:

•      Letters of Credit. The Company has arranged for the provision of six separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2008, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $13.0 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2008, the Company had mortgage loans and secured term loans outstanding of approximately $604.5 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $1.8 billion.  In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008 (remaining six months)	$1,894
2009	3,740
2010	3,614
2011	3,553
2012	3,414
Thereafter	38,334

•      Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.

In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units. The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of June 30, 2008.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, we believe that the amount of the loss in excess of the reserve is adequate.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008, we had approximately $8.4 million of outstanding floating rate mortgages.  We also had approximately $306.8 million outstanding under our floating rate Amended July 2007 Revolving Facility and $177.1 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2008, in relation to our approximately $1.8 billion of outstanding total debt and our approximately $4.5 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short term. In addition, as discussed below, we have converted $65.0 million of fixed rate borrowings to floating rate borrowings through the use of hedging agreements.

As of June 30, 2008, we had two reverse arrears swap agreements.   The two reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  These two swaps will terminate on February 1, 2011.

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

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.6 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.6 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $557.4 million (including the impact of $65.0 million in reverse arrears swap agreements) as of June 30, 2008.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $67.1 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $85.4 million. This assumes that the fair value of our total debt outstanding remains at approximately $1.8 billion as of June 30, 2008.

As of June 30, 2008, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities Exchange Act) as of the end of the period covered by this report.  Based on that evaluation with consideration of the previously identified material weaknesses (described below and in Item 9A of the Company’s 2007 Form 10-K/A), our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as to one of the previously identified material weaknesses (material weakness 1 below) as of June 30, 2008.  New controls have been developed to address this material weakness and since the end of the period covered by this report have become fully operational and accordingly our Chief Executive Officer and Chief Financial Officer believe that since the end of the period covered by this report the material weakness has been remediated now that the new controls have become fully operational.

Remediation of Material Weakness in Internal Control over Financial Reporting

Management identified the following material weaknesses as of December 31, 2007:

1)             We had insufficient internal controls relating to our operations, accounting and legal functions to adequately communicate, understand and initially evaluate the accounting for complex post-Merger activities.  Management believes that the principal issues surrounding this weakness related to the integration activities that we undertook following the Merger and Liquidation described in Note 1 to the accompanying financial statements.  It is once again noted that this material weakness did not result in any improper accounting by us.

During the second quarter of 2008, management begun the process of implementing a new control that, as designed, includes the undertaking of quarterly meetings of relevant stakeholders from the operations, accounting and legal functions to discuss developments during the quarter and identify relevant financial reporting and disclosure implications.  As part of this meeting, the stakeholders will review legal agreements executed during the period.  This control has become fully operational since the end of the period covered by this report and accordingly management believes that this material weakness has been remediated since the end of the period covered by this report now that these controls have become fully operational.

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

The above mentioned impairment analysis of the property and asset management rights accounts was completed as part of the required goodwill impairment analysis under SFAS No. 142, Goodwill and Intangible

Assets.  Management believes that given that the Company’s services business was distributed during the period ended June 30, 2008, resulting in the distribution of the goodwill balance, no such impairment analysis under SFAS No. 142 will be required in the future.  Therefore, the identified material weakness is eliminated due to the removal of the need to complete such impairment analysis.  Going forward, the property and asset management rights accounts will be subject to impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.  Management has not previously identified any issues with the completion of impairment analysis under SFAS No. 144.

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

We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $8.6 million of mortgage debt scheduled to mature during 2008.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we may be unable to refinance our short-term debt obligations on favorable terms or at all.

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

Following our entering into the July 2007 Revolving Facility and prior to its maturity date we attempted to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek an extension of the July 2007 Revolving Facility. Between December 2007 and May 2008, we have entered into a series of extensions with respect to our Amended July 2007 Revolving Facility.

On May 8, 2008, our Australian parents, CPT and CPL, were able to extend the maturity date of such indebtedness to December 15, 2008, subject to certain conditions being met on May 30, 2008, and September 30, 2008.  On May 30, 2008, CPT and CPL entered into an agreement satisfying the conditions to be met on May 30, 2008, however, if CPT and CPL are not able meet the conditions required on September 30, 2008, a trigger event will occur under the Revolving Facility Extension Agreement and the Super Bridge Loan Extension Agreement and defaults will occur under the Amended July 2007 Revolving Facility and the Super Bridge Loan.  Due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

In connection with our refinancing difficulties, our credit ratings were downgraded in February 2008 by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade.  Standard & Poor’s current rating is CCC+ on CreditWatch with developing implications.  Fitch’s current rating is CCC; rating watch negative.  Moody’s current rating is B3 and under review with direction uncertain.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.

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

Also, each Class A Preferred Unit is redeemable for $33.15 plus all the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  If all the limited partners exercised their redemption rights, the DownREIT Partnership would be obligated to redeem the Class A Preferred Units for an aggregate amount of approximately $83.9 million.  We currently as of the date of filing this Form 10-Q, do not have the cash to satisfy this redemption obligation and we may be unable to satisfy this obligation if we are unable to refinance our short-term obligations and the restrictions imposed on us by the Extension Agreements remain in effect. Under such circumstances, we may have to sell certain of our properties in an effort to satisfy this obligation. The limited partners are not entitled to provide a notice of redemption prior to April 20, 2008. As of the date of this filing, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

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

We are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility, and we may be unable to finance development and redevelopment projects after exhaustion of the Preston Ridge Facility.  Our current new development pipeline in our Consolidated Portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $91.2 million.  We presently have $9.0 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for five projects in our joint venture portfolio.  Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 24 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $218.7 million.  Our current outparcel development pipeline in our Consolidated Portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $11.2 million.  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance the balance of these obligations following exhaustion of the Preston Ridge Facility. The unused amount of the Preston Ridge Facility is approximately $36.4 million as of June 30, 2008.

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

Item 6. Exhibits

10.1*

Letter Agreement, dated as of May 7, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2008.

10.2*

Letter Agreement, dated as of May 30, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2008.

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

Dated: August 19, 2008

CENTRO NP LLC

By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

By:	/s/ John Braddon
John Braddon
Chief Financial Officer
(Principal Financial Officer)