Form 10-Q
period 2008-09-30
Centro NP LLC
filed 2008-11-14
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(Unaudited, in thousands, except per share amounts)

	Company				Predecessor
	Three Months Ended September 30,	Nine months Ended September 30,	Three Months Ended September 30,	Period from April 5, through September 30,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Revenues:
Rental income	$78,141	$249,996	$100,177	$194,922	$91,186
Percentage rents	928	3,226	1,182	1,909	2,169
Expense reimbursements	16,125	59,973	28,628	52,531	27,261
Fee income	6,232	21,964	7,866	14,701	8,832
Total revenues	101,426	335,159	137,853	264,063	129,448

Operating Expenses:
Operating costs	16,726	57,899	19,521	41,157	21,388
Real estate taxes	12,221	38,969	16,694	31,742	16,895
Depreciation and amortization	53,491	156,600	53,379	106,204	25,416
Provision for doubtful accounts	1,594	3,284	663	1,151	3,301
Casualty loss from hurricane	4,261	4,261	—	—	—
Impairment of real estate	7,291	102,823	—	—	—
Impairment of goodwill and other intangibles	—	173,536	—	—	—
General and administrative	3,496	20,208	7,656	13,833	51,932
Total operating expenses	99,080	557,580	97,913	194,087	118,932

Income (loss) before real estate sales, minority interest and other income and expenses	2,346	(222,421)	39,940	69,976	10,516

Other income and expenses:
Interest, dividend and other income	1,124	1,696	2,983	3,585	1,524
Equity in (loss) income of unconsolidated ventures	(2,815)	(7,318)	(28)	1,608	974
Impairment of investments accounted for under the equity method	(6,866)	(13,029)	—		—
Interest expense	(23,936)	(75,657)	(30,090)	(55,766)	(26,819)
Minority interest in income of consolidated partnership and joint ventures	(753)	(3,969)	(1,305)	(4,046)	(297)
(Loss) income from continuing operations	(30,900)	(320,698)	11,500	15,357	(14,102)

Discontinued operations:
(Loss) income from discontinued operations	(106)	(16,576)	249	357	3,493

Net (loss) income	$(31,006)	$(337,274)	$11,749	$15,714	$(10,609)

Preferred dividends	—	—	—	—	(12,079)
Net loss available to common stock – basic	—	—	—	—	(22,688)
Minority interest in income of consolidated partnership and joint ventures	—	—	—	—	297
Net loss available to common stock – Diluted	$—	$—	$—	$	$(22,391)

Basic loss per common share:
Loss from continuing operations	$—	$—	$—	$—	$(0.25)
Discontinued operations	—	—	—	—	0.03
Basic loss per share	$—	$—	$—	$—	$(0.22)

Diluted loss per common share:
Loss from continuing operations	$—	$—	$—	$—	$(0.23)
Discontinued operations	—	—	—	—	0.03
Diluted loss per share	$—	$—	$—	$—	$(0.20)

Average shares outstanding – basic	—	—	—	—	103,355
Average shares outstanding – diluted	—	—	—	—	109,558

Dividends per common share	—	—	$—	$0.3125	$0.6250

Other comprehensive (loss) income/
Net (loss) income	$(31,006)	$(337,274)	$11,749	$15,714	$(10,609)
Unrealized gain (loss) on available-for- sale securities	205	42	(521)	(568)	512
Unrealized loss on deferred compensation	—	—	—	—	(168)
Realized gain on interest risk hedges, net	—	—	—	—	359
Unrealized gain on interest risk hedges, net	—	—	—	—	166
Comprehensive (loss) income	$(30,801)	$(337,232)	$11,228	$15,146	$(9,740)

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	Company
	September 30, 2008	December 31, 2007
ASSETS
Real estate:
Land	$961,663	$1,200,343
Building and improvements	2,201,865	2,764,677
Accumulated depreciation and amortization	(106,848)	(60,590)
Net real estate	3,056,680	3,904,430
Real estate held for sale	—	425
Cash and cash equivalents	17,591	34,706
Restricted cash	23,448	26,417
Marketable securities	7,160	6,774
Receivables:
Trade, net of allowance for doubtful accounts of $16,760 and $20,480 at September 30, 2008 and December 31, 2007, respectively	22,420	24,584
Deferred rent, net of allowance of $271 and $131 at September 30, 2008 and December 31, 2007, respectively	10,534	6,804
Other, net	35,833	34,327
Mortgages and notes receivable	—	1,946
Prepaid expenses and deferred charges	14,696	19,250
Investments in/advances to unconsolidated ventures	737,350	475,605
Intangible assets, net of accumulated amortization of $149,158 and $99,201 at September 30, 2008 and December 31, 2007, respectively	491,318	706,709
Goodwill	—	350,437
Other assets	1,904	32,716
Total assets	$4,418,934	$5,625,130

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities:
Mortgages payable, including unamortized premium of $10,455 and $13,426 at September 30, 2008 and December 31, 2007, respectively	$431,165	$451,675
Notes payable, net of unamortized premium of $27,644 and $30,465 at September 30, 2008 and December 31, 2007, respectively	857,861	860,681
Credit facilities	479,884	488,288
Capital leases	30,425	30,902
Other liabilities	328,722	529,061
Redemption rights	9,386	—
Tenant security deposits	7,866	9,754
Total liabilities	2,145,309	2,370,361

Minority interest in consolidated partnership and joint ventures	42,763	86,210

Commitments and contingencies	—	—

Members’ capital:
Members’ capital	3,132,726	3,734,387
Accumulated other comprehensive loss	42	(1,196)
Accumulated distribution in excess of net income	(901,906)	(564,632)
Total members’ capital	2,230,862	3,168,559
Total liabilities and members’ capital	$4,418,934	$5,625,130

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Company		Predecessor
	Nine months Ended September 30,	Period from April 5, through September 30,	Period from January 1, through April 4,
	2008	2007	2007
Cash flows from operating activities:
Net (loss) income	$(337,274)	$15,714	$(10,609)
Adjustments to reconcile net (loss) income to net cash provided by operations: Depreciation and amortization	157,690	108,160	25,897
Amortization of net premium/discount on mortgages and notes payable	(5,671)	(4,516)	(690)
Amortization of deferred debt and loan acquisition costs	7,888	493	1,891
Amortization of stock options	—	—	17,961
(Gain) loss on swaps	—	(5,404)	292
Amortization of asset retirement liabilities	84	71	15
Amortization of below market leases	(40,648)	(22,463)	(847)
Impairment of real estate and real estate held for sale	120,517	—	—
Impairment of goodwill and other intangibles	173,536	—	—
Impairment of investments accounted for under the equity method	13,029	—	—
Loss on sale of marketable securities	1,757	—	—
Gain on sale of discontinued operations, net	(961)	—	(2,122)
Minority interest in income of consolidated partnership and joint ventures	3,969	4,046	297
Equity in (loss) income of unconsolidated ventures	10,033	(1,608)	(974)
Distributions of income from unconsolidated ventures	—	884	2,203
Changes in operating assets and liabilities, net:
Change in restricted cash	2,969	(3,680)	4,673
Change in trade receivables	(4,474)	(8,120)	(5,171)
Change in deferred rent receivables	(5,224)	(5,819)	(1,490)
Change in other receivables	(13,748)	928	(7,726)
Change in other liabilities	(40,142)	(4,035)	19,582
Change in tenant security deposits	(49)	1,518	(255)
Change in prepaid expenses, deferred charges and other assets	13,806	(25,786)	7,739
Net cash provided by operating activities	57,087	50,383	50,666

Cash flows from investing activities:
Payment for purchase of Predecessor	—	(3,857,641)	—
Real estate acquisitions and building improvements	(80,292)	(232,183)	(53,543)
Acquisition, net of cash and restricted cash received	—	—	(27,014)
Proceeds from real estate sales, net	54,275	3,246	4,404
Proceeds from sale of marketable securities, net	2,924	—	—
Repayments of mortgage notes receivable, net	1,489	58	3,787
Purchase of intangibles	(7,000)	(530)	14
Capital contributions to unconsolidated joint ventures	(3,586)	(1,074)	(1,328)
Purchase of marketable securities	(3,829)	—	—
Distributions of capital from unconsolidated joint ventures	8,225	146,152	1,442
Net cash used in investing activities	(27,794)	(3,941,972)	(72,238)

Cash flows from financing activities:
Cash paid to redeem partnership units	(34,749)	(8,937)	—
Principal payments of mortgages and notes payable	(18,016)	(39,031)	(10,017)
Proceeds from credit facility	38,300	615,185	85,000
Repayment of credit facility	(18,104)	(430,185)	(7,000)
Repayment of secured term loan	—	(150,000)	—
Redemption of convertible notes payable	—	(375,133)	—
Loan from Centro Property Trust	—	303,400	—
Proceeds from public debt offering	—	—	529
Financing fees	(5,535)	(500)	—
Distributions to members	(5,016)	(193,140)	—
Distributions to minority partners	(3,288)	(3,174)	(2,134)
Dividends paid	—	(38,957)	(37,597)
Proceeds from exercise of stock options	—	—	693
Contribution from members	—	4,216,931	—
Proceeds from dividend reinvestment plan	—	—	1,839
Net cash (used in) provided by financing activities	(46,408)	3,896,459	31,313

Net (decrease) increase in cash and cash equivalents	(17,115)	4,870	9,741

Cash and cash equivalents at beginning of period	34,706	17,657	7,916

Cash and cash equivalents at end of period	$17,591	$22,527	$17,657

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$94,689	$57,844	$22,598
Capitalized interest	8,053	7,735	4,474
State and local taxes paid	670	567	145
Partnership units issued in connection with joint venture	—	6,700	—
Fair value of assets acquired	—	6,270,330 (2)	—
Cash paid for stock	—	3,857,556 (2)	—
Liabilities assumed	—	2,412,773 (2)	—
Distribution of entity interest to parent	369,553 (1)	—	—
Contribution of entity interest to Centro NP Residual Holding LLC	355,060 (1)	—	—
Service Business Transfer to parent	221,842 (3)	—	—

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

The consolidated financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to April 5, 2007, and subsequently of the Company for the period from April 5, 2007 through September 30, 2008.  The accompanying consolidated financial statements of the Company and the Predecessor include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest.  The portion of these entities not owned by the Company or the Predecessor is presented as minority interest as of and during the periods presented.  All inter-entity transactions have been eliminated.

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

It is noted that Centro Properties Group and Centro Retail Group both filed audited financial statements on September 25, 2008 for the fiscal year ended June 30, 2008 with local Australian regulatory authorities which identified significant uncertainty regarding their continuation as going concerns.

The Company’s management team continues to work closely with its counterparts of the Company’s ultimate parent investors (Centro Properties Limited (“CPL”) and CPT Manager Limited (“CPT”)) and the lenders of

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company, Super LLC, CPL and CPT to resolve the various liquidity issues, including potential extensions of the various debt facilities.

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

Earnings per Share of Common Stock

As of September 30, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s common stock had been cancelled.  For periods prior to April 5, 2007, the Predecessor presented both basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”).  Earnings per common share (“basic EPS”) was computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Earnings per share of common stock assuming dilution (“diluted EPS”) was computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period.  Dilutive potential shares of common stock consisted of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of the DownREIT Partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition.  Items classified as cash equivalents include insured bank certificates of deposit and commercial paper.  At times, cash balances at a limited number of banks may exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.  As of September 30, 2008, the Company had not identified any specific counter-party credit risk in relation to its cash balances.

Restricted Cash

Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by certain loan agreements.  All restricted cash is invested in money market accounts.

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $16.8 million and $20.5 million as of September 30, 2008 and December 31, 2007, respectively.  The Company makes, and the Predecessor made, estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

In conducting an impairment analysis of the Company’s long-lived assets, management applied a probability weighting as to how long the assets would be held prior to disposal, as contemplated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The probability weighting takes into consideration the likelihood of disposal of each asset.  During the three months ended September 30, 2008, changes to the holding period probability weighting were made in the impairment analysis.  For a number of properties, the likelihood of disposal of each asset increased significantly due to changes in management’s plans for such assets.  As a result of the change to the probability weighting, a number of properties were identified as being impaired in accordance with SFAS No. 144.  For the nine months ended September 30, 2008, the total impairment charge on all properties was $102.8 million, which includes $7.3 million impairment charge for the three months ended September 30, 2008.  The impairment charge for the three months ended September 30, 2008 arose due to a decrease in the estimated cash flows from the properties over the estimated holding period.  The changes to cash flows included both revisions to forecast sale prices and operating cash flows.

The decrease in forecast sale prices on the Company’s real estate investments has been caused by increase in market capitalization rates during the three months ended September 30, 2008.  This increase in market capitalization rates is a response to various market trends, in particular the growing negative economic outlook.

In relation to changes to forecast operating cash flows, management undertook a detailed reforecast of real estate net operating results during the three months ended September 30, 2008.  This reforecast identified reduced cash flows due to changes in lease up assumptions and tenant vacancies.

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded.  Refer to Note 6 for further information on assets designated as held for sale.  Refer to Note 7 for information relating to impairment loss recognized on assets designated as held for sale.  No further impairment losses were recorded on assets classified as held for sale during the three months ended September 30, 2008.  For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.  During the three months ended September 30, 2008, management identified an other than temporary loss in value in two of its investments accounted for under the equity method, namely Centro NP Residual Holding LLC, and Centro GA America LLC.  The other than temporary impairment charge for the three months ended September 30, 2008 was $6.9 million.  Management has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of each of the investments accounted for under the equity method.  The decrease in fair value of the underlying real estate has been caused by an increase in market capitalization rates during the three months ended September 30, 2008.  The increase in market capitalization rates is a response to various market trends, in particular the growing negative economic outlook.  For the nine months ended September 30, 2008, the other than temporary impairment charge recognized was $13.0 million.  See Note 8 for additional information.

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

Balance at December 31, 2007	$3,026

Costs capitalized	1,974
Amortization / write-offs	(1,734)

Balance at September 30, 2008	$3,266

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

The Company undertook an impairment analysis of its intangible assets balance as of May 1, 2008 as part of its SFAS No. 142 impairment analysis over the Company’s goodwill prior to its distribution on May 1, 2008. Based on the analysis, it was determined that the Company’s property management rights and asset management fee stream were impaired.  Accordingly, an impairment loss of approximately $19.2 million was recorded against the Company’s intangible asset balance for the period ended June 30, 2008.

The impairment charge taken in the three months ended June 30, 2008 was required due to the significant reduction in the Company’s and its affiliates’ forecast cash flow streams derived from certain property and funds management services.  The impairment charge was due to reduction in forecast cash flows derived from certain property and funds management services.  The recent developments relating to the Company’s refinancing has resulted in further decrease in growth opportunities in relation to certain property and funds management services.  No impairment charges were recorded for the three months ended September 30, 2008 in accordance with impairment analysis completed as required by SFAS No. 144.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Goodwill Impairment Testing

The Company accounted for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 modifies the previous accounting treatment of goodwill, eliminating the amortization of goodwill and requiring that goodwill be tested on an annual basis for possible impairment.  The Company undertook an impairment analysis of the goodwill balance as of December 31, 2007. The Company has elected December 31, as the date for its annual impairment testing.  As discussed in Note 1 above, the Service Business Transfer was completed in accordance with the Distribution, Contribution and Assignment Agreement between the Company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan Inc. on May 1, 2008.  Accordingly, the goodwill balance has been recorded as a distribution on May 1, 2008.

In accordance with SFAS No. 142, prior to the distribution of goodwill balance, the goodwill balance was subject to an impairment analysis.  As a result of such analysis, an impairment charge of $154.3 million was incurred.  The impairment charge was due to reduction in forecast cash flows derived from certain property and funds management services.

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  For periods subsequent to April 4, 2007, the Company does not qualify for hedge accounting under SFAS No. 133.  Accordingly, for all derivative instruments the changes in fair value of both the derivative instruments are recorded in earnings.  Prior to April 5, 2007, the Predecessor elected to use hedge accounting under SFAS No. 133.  Under that pronouncement, changes in the fair value of derivatives designated as fair value hedges were recorded in earnings along with fair value movement in the hedged item.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative were reported in other comprehensive income (“OCI”) and subsequently reclassified into earnings when the hedged item affected earnings.  Changes in fair value of derivative instruments not designated as hedging instruments, and ineffective portions of hedges, were recognized in earnings in the current period.  During the three months ended September 30, 2008, the Company settled its two reverse arrears swap agreements.  Both of these swap agreements were due to mature in February 2011.  The swaps were settled for a total payment of approximately $0.4 million.  As a result of the settlement, the Company does not hold any derivatives as of September 30, 2008. Refer to Note 11 for further information.

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.9 million as of September 30, 2008.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  The Company recognized approximately $1.7 million and $3.2 million of lease termination fees for the three and nine months ended September 30, 2008, respectively.  The Company recognized approximately $2.6 million of lease termination fees for the period from April 5, 2007 through September 30, 2007.  The Predecessor did not recognize any lease termination fees for the period from April 1, 2007 through April 4, 2007 and recognized approximately $2.1 million of lease termination fees for the period from January 1, 2007 through April 4, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company has no material uncertain tax positions as of September 30, 2008.

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

New Applicable Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment to FAS No. 115,” (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings.  The fair value option may be applied on an instrument-by-instrument basis.  SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has elected not to measure any of its eligible financial assets or liabilities at fair value and therefore the adoption of SFAS 159 did not have an impact on its consolidated financial statements.  The only financial assets recorded at fair value as of September 30, 2008 are those required to be fair valued under other accounting standards.

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

Note 4:           Pro Forma Financials

The following table summarizes, on an unaudited pro forma basis, the results of operations for the three and nine months ended September 30, 2007 as though the Merger and Liquidation had occurred on January 1, 2007 (dollars in thousands): (No pro forma information is presented for the three months ended September 30, 2007 on the basis that the results would not differ to the previously reported results if the Merger and Liquidation had occurred on January 1, 2007.)

Nine months Ended September 30, 2007
Pro forma rental revenues	$404,031
Pro forma operating expenses	(300,509)
Income before real estate sales, minority interest and other income and expenses	103,522
Pro forma other expenses, net	(69,786)
Pro forma income from continuing operations	33,736
Pro forma income from discontinued operations	1,386
Pro forma net income	$35,122

Note 5:           Acquisitions and Dispositions

Acquisitions

There were no acquisitions during the nine months ended September 30, 2008.

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

Dispositions

During the nine months ended September 30, 2008, the Company sold 16 shopping centers and two land parcels for aggregate gross proceeds of approximately $57.5 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company and the Predecessor, as applicable, recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 7).

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

Note 6:           Real Estate Held for Sale

As of September 30, 2008, no real estate was classified as “Real estate held for sale.”  During the three months ended September 30, 2008, a portfolio of assets, classified as “Real estate held for sale” as of June 30, 2008 were sold.

As of December 31, 2007, one land parcel was classified as “Real estate held for sale.”  Such land parcel had an aggregate book value of approximately $0.4 million as of December 31, 2007.

Note 7:           Income from Discontinued Operations

The following is a summary of income from discontinued operations for the periods presented below (dollars in thousands):

	Company			Predecessor
	Three Months Ended September 30,	Nine months Ended September 30,	Three Months Ended September 30,	Period from April 5, through September 30,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Total revenue	$122	$4,883	$2,377	$4,441	$1,903

Operating costs	(223)	(1,532)	(503)	(1,089)	(699)
Real estate taxes	(128)	(859)	(287)	(649)	(362)
Depreciation and amortization	502	(1,228)	(984)	(1,956)	(481)
Provision for doubtful accounts	(502)	(663)	(328)	(337)	694
Total operating costs	(351)	(4,282)	(2,102)	(4,031)	(848)

(Loss) income from discontinued operations before other income and expenses	(229)	601	275	410	1,055
Other expenses	(224)	(443)	(26)	(53)	(26)
(Loss) income from discontinued operations before impairment and (loss) gain on sale	(453)	158	249	357	1,029

Gain on sale of real estate	347	961	—	—	2,464
Impairment of real estate held for sale	—	(17,695)	—	—	—
(Loss) income from discontinued operations	$(106)	$(16,576)	$249	$357	$3,493

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2008 and December 31, 2007, respectively (dollars in thousands).  The Company accounts for these investments using the equity method.

					Investments in/Advances to
					Unconsolidated Ventures
				Percent	September 30,	December 31,
	City	State	JV Partner	Ownership	2008	2007
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$14,646	$14,410

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	3,463	3,812

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,401	1,401

Centro NP Residual Holding LLC (7)	Various	Various	Super LLC	49%	615,217	340,290

Centro GA America LLC (7)	Various	Various	Centro Shopping America Trust	5%	38,655	49,892

NP/I&G Institutional Retail Company, LLC (3)	Various	Various	JPMorgan Investment Management, Inc.	20%	32,947	37,106

NP/I&G Institutional Retail Company II, LLC (4)	Various	Various	JPMorgan Investment Management, Inc.	20%	13,913	14,995

NPK Redevelopment I, LLC (5)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	12,721	9,507

NP/SSP Baybrook, LLC (5)	Webster	TX	JPMorgan Investment Management, Inc.	20%	2,771	2,734

Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	1,616	1,458

		Investments in/Advances to Unconsolidated Ventures			$737,350	$475,605

In connection with the Merger, the Company’s investments in unconsolidated ventures were recorded at fair value.

(1)	The Company receives increased participation after a 10% return.
(2)	The Company receives a 10% return on its investment.
(3)	The Company receives increased participation after a 12% IRR.
(4)	The Company receives increased participation after a 10% IRR.
(5)	The Company receives increasing participation after a 10% return.
(6)	The Company receives increasing participation after a 13% IRR.
(7)	Refer to discussion relating to other than temporary impairment in Note 3. Information relating to the impairment calculation is included at Note 17.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summary financial information for the Company’s and the Predecessor’s, as applicable, investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets	September 30, 2008	December 31, 2007
	(Company)	(Company)
Assets:
Real estate assets	$5,341,166	$3,953,015
Accumulated depreciation	(342,802)	(233,524)
Net real estate	4,998,364	3,719,491
Trade receivables, net of allowance for doubtful accounts	47,358	36,894
Other assets, net of accumulated amortization	573,316	763,739
Total Assets	$5,619,038	$4,520,124

Liabilities:
Mortgages payable, net of unamortized premium	$2,262,126	$1,818,303
Term Loan	798,600	724,000
Amounts payable to the Company	2,576	1,788
Other liabilities	273,104	215,069
Total liabilities	3,336,406	2,759,160
Total partners’ capital	2,282,632	1,760,964
Total liabilities and partners’ capital	$5,619,038	$4,520,124

Investments in/advances to unconsolidated ventures	$737,350	$475,605

	Company			Predecessor
	Three Months Ended September 30,	Nine months Ended September 30,	Three Months Ended September 30,	Period from April 5, through September 30,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007
Condensed Combined Statements of Operations
Rental revenues	$149,944	$428,957	$91,604	$176,145	$93,764
Operating expenses	(43,617)	(125,036)	(26,868)	(50,885)	(26,830)
Interest expense	(47,642)	(137,916)	(34,877)	(60,985)	(28,245)
Depreciation and amortization	(73,942)	(155,796)	(27,924)	(54,046)	(27,936)
Other (expense) income, net	(3,133)	(6,809)	(54)	(212)	127
Gain on sale of real estate	221	470	110	1,472	1,221
(Loss)/gain from discontinued operations	(5,074)	(5,981)	(1,052)	(728)	238
Net (loss) income	$(23,243)	$(2,111)	$939	$10,761	$12,339

Company’s/Predecessor’s share of net (loss) income	$(2,815)	$(7,318)	$(28)	$1,608	$974

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of September 30, 2008:

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.4 million as of September 30, 2008.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2008.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2008.

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

The joint venture owned 110 stabilized retail properties and three properties under redevelopment as of September 30, 2008.  Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture.  The joint venture had loans outstanding of approximately $1.3 billion as of September 30, 2008.

An impairment charge of $2.0 million was recorded on the Company’s investment in this joint venture.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the three months ended September 30, 2008.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of September 30, 2008, this joint venture was comprised of 124 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

An impairment charge of $4.9 million was recorded on the Company’s investment in this joint venture.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the three months ended September 30, 2008.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties as of September 30, 2008.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture from $30.0 million to $31.9 million, of which approximately $28.2 million had been contributed as of September 30, 2008.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $239.3 million as of September 30, 2008.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of September 30, 2008, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of September 30, 2008, the joint venture owned four stabilized retail properties.  The joint venture had loans outstanding of approximately $46.8 million as of September 30, 2008.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of September 30, 2008.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; during the three months ended September 30, 2008, the Company contributed $2.1 million which entitled 10% per annum preferred return compounded monthly.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2008.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of September 30, 2008.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $65.5 million as of September 30, 2008.

Note 9:           Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	September 30, 2008	December 31, 2007	Amortization Period

In-place lease value, legal fees and leasing commissions, net (Note 3)	$357,077	$547,052	Life of lease
Above market leases acquired, net (Note 3)	11,527	11,731	Life of lease
Other intangibles, net (1)	—	615	20 years
Value of asset management fee stream, net (Note 3)	23,589	30,074	40 years
Value of property management rights, net (Note 3)	105,031	117,237	20 years
Total	$497,224	$706,709

(1)  Other intangibles consist of amounts paid to acquire the Company’s domain name which has been distributed as part of service business that occurred on April 30, 2008 (as discussed in Note 1).

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Company					Predecessor
	Three Months Ended September 30,		Nine months Ended September 30,		Period from April 5, through September 30,	Period from January 1, through April 4,
	2008		2008		2007	2007
Amortization Expense	$26,578		$87,130		$64,083	$3,010
Write-offs	5,906	(1)	5,906	(1)	—	78

(1)  Refer to discussion relating to out of period adjustment in Note 18.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2008 (remaining three months)	$24,689
2009	95,244
2010	85,079
2011	78,004
2012	61,131

Note 10: Debt Obligations

As of September 30, 2008 and December 31, 2007, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

		Carrying Value as of
	Maximum Amount Available	September 30, 2008	December 31, 2007	Stated Interest Rates	Scheduled Maturity Date

CREDIT AGREEMENTS
Amended July 2007 Revolving Facility (1)	$—	$306,800	$306,800	LIBOR + 175 bp (2) (3) (9)	December 2008
Amended Revolving Facility (1)	—	—	—	—	—
Amended Secured Term Loan (1)	—	—	—	—	—
Secured Term Loans (4)	—	173,084	181,488	Variable (5)	2009-2010
Total Credit Agreements	$—	$479,884	$488,288

MORTGAGES PAYABLE
Fixed Rate Mortgages		$412,410	$429,515	5.015% - 11.67%	2009 – 2028
Variable Rate Mortgages		8,300	8,734	Variable (6)	2009 – 2011
Total Mortgages (7)		420,710	438,249
Net unamortized premium		10,455	13,426
Total Mortgages, net		$431,165	$451,675

NOTES PAYABLE
7.40% unsecured notes		$150,000	$150,000	7.400%	September 2009
3.75% unsecured notes (8)		217	217	3.750%	June 2010
4.50% unsecured notes		150,000	150,000	4.500%	February 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029
Total Notes		830,217	830,217
Net unamortized premium		27,644	30,465
Total Notes, net		$857,861	$860,682

CAPITAL LEASES		$30,425	$30,902	7.500%	June 2031

TOTAL DEBT		$1,799,335	$1,831,547

(1)               On April 20, 2007, simultaneously with the completion of the Mergers, the Predecessor’s Amended Revolving Facility (as defined below) was prepaid in full and terminated. Simultaneously with the prepayment and termination of the Amended Revolving Facility, the Company entered into a new revolving credit facility (the “April 2007 Revolving Facility”) with Bank of America, N.A. and the other lenders party thereto, which effectively replaced the Amended Revolving Facility. Concurrently with the establishment of the April 2007 Revolving Facility, the Company used a portion of the proceeds from the April 2007 Revolving Facility and caused the Amended Secured Term Loan (as defined below) to be prepaid in full and terminated. On July 31, 2007, the Company prepaid in full and terminated the April 2007 Revolving Facility.  Simultaneously with the prepayment and termination of the April 2007 Revolving Facility, the Company entered into a new $350.0 million unsecured revolving credit facility (the “July 2007 Revolving Facility”) with Bank of America, N.A., as administrative agent. On December 16, 2007, the Company entered into an amendment to the July 2007 Revolving Facility (the “First Amendment to the July 2007 Revolving Facility”), which extended the maturity date to February 15, 2008, subject to certain conditions. The Company was as of December 31, 2007 unable to make draws on the Amended July 2007 Revolving

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility. On February 14, 2008, the Company entered into a letter agreement (the “Revolving Facility Extension Agreement”) further amending the July 2007 Revolving Facility. The Revolving Facility Extension Agreement extended the maturity date (the “Termination Date”) from February 15, 2008 to the earlier to occur of (i) September 30, 2008, and (ii) the date on which any trigger event occurs. On March 28, 2008, the Company entered into another letter agreement (the “Amendment to Revolving Facility Extension Agreement”) modifying and waiving various provisions of the July 2007 Revolving Facility, the First Amendment to the July 2007 Revolving Facility and the Revolving Facility Extension Agreement (collectively, as amended as of March 28, 2008, the “Amended July 2007 Revolving Facility”). The Amendment to Revolving Facility Extension Agreement, among other things, approved (i) an agreement pursuant to which the Company contributed 49% of its interest in certain subsidiaries owning 31 real properties with an approximate fair market value of $780 million to Centro NP Residual Holding LLC (the “Residual Joint Venture”), and distributed 51% of its interest in the transferred entities to its parent, Super LLC, which interest Super LLC contributed to the Residual Joint Venture, and (ii) the assumption of all liabilities relating to the Company’s employees by Centro US Management Joint Venture 2, LP and the distribution of approximately $15 million of miscellaneous assets used in the day-to-day management of the Company’s properties to the Management Joint Venture. On May 7, 2008 and May 30, 2008, the Company entered into letter agreements further modifying and waiving various provisions.  These provisions related predominately to sharing proceeds from disposal of assets between the various debt providers of the Company’s immediate parent, Super LLC.  On September 26, 2008, the Company entered into a letter agreement extending the maturity date of the Amended July 2007 Revolving Facility from September 30, 2008 to December 15, 2008.  Additional information is provided further in this Note.

(2)     The Company incurs interest using the 30-day LIBOR rate which was 3.926% as of September 30, 2008.  The interest rate on this facility adjusts based on the Company’s credit rating.

(3)     The Company also incurs an annual facility fee of 22.5 basis points on this facility.

(4)     Incurred in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007.

(5)     As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 3.926% as of September 30, 2008, plus spreads ranging from 135 to 175 basis points.

(6)     As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 3.926% as of September 30, 2008, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 6.01% as of September 30, 2008, plus spreads ranging from 12.5 to 37.5 basis points.

(7)     An aggregate of $4.7 million of mortgages payable is scheduled to mature during 2008.

(8)     Represents convertible senior notes.  At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock.  The initial conversion price was $25.00 per share.  On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest.  In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes.  Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes.  As discussed further below, these notes became convertible on April 1, 2007, and were convertible through July 2, 2007.  As of September 30, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.

(9)     As part of the recent debt extension negotiations with the lender, Bank of America, upon the event of a trigger event (as defined in the Amended July 2007 Revolving Facility), the applicable margin on the Amended July 2007 Revolving Facility will increase from 1.75% to 7.25% per annum (an increase of 5.5%).  The additional margin will apply retrospectively from May 7, 2008.

As mentioned above, the interest amount attributable to the increased margin shall not be payable on a current basis and shall become due and payable only upon the occurrence of a trigger event.  A trigger event is defined in the Amended July 2007 Revolving Facility as including, among other things, defaults, borrowing or prepayments under credit facilities of certain of the Company’s affiliates, commencement of bankruptcy filings and any material violation of terms in the Amended July 2007 Revolving Facility.  If a trigger event occurred on September 30, 2008, the total additional interest payable to the Bank of America under the above arrangement would be approximately $6.75 million.  This increase is not included as a liability as of September 30, 2008 as it is payable contingent upon the occurrence of a trigger event.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 30, 2008, as part of the extension of CPT’s and CPL’s indebtedness, the Company entered into a letter agreement (the “Third Amendment to Revolving Facility Extension Agreement”) modifying and waiving provisions of the Amended July 2007 Revolving Facility.  The Third Amendment to Revolving Facility Extension Agreement, among other things, memorialized the terms of various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.  The agreement of such terms by May 30, 2008 was required pursuant to the Second Amendment to Revolving Facility Extension Agreement.

On September 26, 2008, the Company entered into a letter agreement (the “Fourth Amendment to Revolving Facility Extension Agreement”) modifying and waiving provisions of the Amended July 2007 Revolving Facility.  The Fourth Amendment to the Revolving Facility Extension Agreement, among other things, extended the maturity date of the Amended July 2007 Revolving Facility from September 30, 2008 to December 15, 2008.

The Amended July 2007 Revolving Facility bears interest at a rate per annum equal to, at the Company’s option, (i) a base rate equal to the prime rate plus an applicable margin as specified in the Amended July 2007 Revolving Facility or (ii) the LIBOR rate plus the applicable margin.  Refer to additional information included at Footnote (9) to the schedule of debt obligations at Note 10.

The Amended July 2007 Revolving Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events.  Under the Amended July 2007 Revolving Facility, the Company is also subject to compliance with certain financial coverage ratios and other debt covenants.  As of September 30, 2008, these coverage ratios and debt covenants included:  (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all outstanding unsecured debt of the Company and its subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

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

As of September 30, 2008, all of the $200.0 million aggregate principal amount of the 3.70% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $222.9 million.

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

As of September 30, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

As of September 30, 2008, future scheduled maturities of outstanding long-term debt and capital lease obligations were as follows (in thousands):

2008 (remaining three months)	$311,728
2009	327,137
2010	130,755
2011	182,732
2012	160,094
Thereafter	648,790
Total debt maturities	1,761,236

Net unamortized premiums on mortgages	10,455
Net unamortized premiums on notes	27,644

Total debt obligations	$1,799,335

Refer to Note 12 for information relating to redemption right amounts classified as a liability and payable by December 1, 2008.  These amounts are not included in the above debt obligations.

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

On May 30, 2008, in connection with the Amendment to the Australian Amended and Restated Extension Deed, Super LLC entered into a letter agreement (the “May 30, 2008 Super Bridge Loan Letter Agreement”) modifying and waiving provisions of the Super Bridge Loan.  The May 30, 2008 Super Bridge Loan Letter Agreement, among other things, memorialized the terms of various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.  The agreement of such terms by May 30, 2008 was required pursuant to the May 8, 2008 Super Bridge Loan Letter Agreement.

On September 26, 2008, Super LLC entered into a letter agreement (the “September 26, 2008 Super Bridge Loan Letter Agreement”) modifying and waiving provisions of the Super Bridge Loan.  The September 26, 2008 Super Bridge Loan Letter Agreement, among other things, extended the maturity date of the Super Bridge Loan from September 30, 2008 to December 15, 2008.

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

On September 26, 2008, CPT and CPL entered into an amendment to the Australian Amended and Restated Extension Deed (the “Further Amendment to the Australian Amended and Restated Extension Deed”), which satisfied the conditions to be met by September 30, 2008, pursuant to the Australian Amended and Restated Extension Deed.

In addition, on February 15, 2008, March 28, 2008, April 29, 2008, May 8, 2008, May 30, 2008, and September 26, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement” and, collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Second Amendment to Revolving Facility Extension Agreement, the Third Amendment to the Revolving Facility Extension Agreement, the Fourth Amendment to the Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement, the May 8, 2008 Super Bridge Loan Letter Agreement, the May 30, 2008 Super Bridge Loan Agreement, the September 26, 2008 Super Bridge Loan Agreement, the Australian Extension Deed, the Australian Amended and Restated Extension Deed, the Amendment to the Australian Amended and Restated Extension Deed and the Further Amendment to the Australian Amended and Restated Extension Deed, the “Extension Agreements”) waiving any actions with regards to any alleged defaults under debt previously placed with United States investors.  Due to additional debt of CPT and CPL maturing post the initial debt extension in December 2007, the total amount of bank debt covered by the Extension Agreements is approximately $2.2 billion.  In addition to the bank debt, $0.45 billion of US private placement noteholders of CPT are covered by the Noteholders Extension Agreement.

Cross-defaulting of Debt

The short-term credit facilities of CPT provided under the Australian Extension Deed, the Preston Ridge Facility of the Residual Joint Venture, and the Super Bridge Loan of Super LLC provided under the Super Bridge Loan Extension Agreement are cross-defaulted with the Company’s Amended July 2007 Revolving Facility.

An Event-of-Default under the unsecured Indentures will trigger an event-of-default of all debt arrangements mentioned directly above.

Prohibition on Incurring Additional Indebtedness

Due to certain covenants and restrictions contained in certain of the Company’s debt agreements, the Company is currently prohibited from incurring additional indebtedness.

Collateralization of Super Bridge Loan Debt

It should be noted that as of September 30, 2008 and since April 20, 2007, the Super Bridge Loan (totaling $1.8 billion) of the Company’s parent, Super LLC is collateralized by its 100% membership interest in the Company.

Mortgage Debt With Optional Prepayment Dates

During the period from July 1, 2008 to September 30, 2008, interest rate increased by its terms under one of the Company’s mortgage loans, collateralized by the Mingo Marketplace property.  Such loan contained an optional

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepayment date, after which the interest rate increased by 2.71%.   The Company did not prepay such loan on its optional prepayment date.

During the period from January 1, 2008 to June 30, 2008, interest rates increased by their terms under three of the Company’s mortgage loans, collateralized by various properties.  Each loan contained an optional prepayment date, after which interest rates increased by 2% to 5%.   The Company did not prepay such loan on its optional prepayment dates.

The Company will continue not to prepay any mortgage loans where an optional prepayment date exists until the Company’s liquidity issues are satisfactorily resolved.  This will result in additional interest expense on these loans.

Extension of Secured Term Loan Payments

Secured term loan payments in the aggregate amount of $9.4 million were due to be paid on November 6, 2008, by CA New Plan Venture Fund, LLC, CA New Plan Venture Fund Texas I, L.P., CA New Plan Acquisition Fund, LLC, CA New Plan Acquisition Fund Louisiana, LLC, CA New Plan Venture Direct Investment Fund, LLC and CA New Plan DIF Texas I, L.P. (collectively, the “CA New Plan Entities”) in connection with three loan agreements entered into in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007.  The CA New Plan Entities entered into amendments on November 5, 2008 to their respective loan agreements with Bank of America, N.A. (“Bank of America”), the lender under such loans, extending the payment dates for the $9.4 million due from November 6, 2008 to December 15, 2008 in order to permit the Company and Bank of America to discuss global resolutions of such debt together with the other Bank of America debt coming due on December 15, 2008.

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

The Company had two reverse arrears swap agreements.  The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company’s debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate.  The two reverse arrears swap agreements terminate on February 1, 2011.  Both of these swaps were cash settled on August 6, 2008 for approximately $0.4 million.

Post Merger, these reverse arrears swaps did not qualify for hedge accounting treatment under SFAS No. 133.  Gains and losses pertaining to derivatives are included in “Interest expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss).  This includes mark-to-market adjustments of open contracts as well as periodic settlements.

The Company does not hold any derivative financial instruments as of September 30, 2008.

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

Risks Associated with Liquidity Position

The Company presently has $306.8 million of debt under its Amended July 2007 Revolving Facility which is scheduled to mature on the earlier of (i) December 15, 2008, or (ii) upon the occurrence of certain trigger events under that facility.  The Company’s extension of the Amended July 2007 Revolving Facility was provided on the basis that the Company’s ultimate parents in Australia obtained extensions of its debt facilities until at least September 30, 2008. The Company’s ultimate parents announced on May 8, 2008 the extension of its debt facilities to December 15, 2008, subject to certain conditions being met by May 30, 2008 and September 30, 2008, with all such conditions required by May 30, 2008 and September 30, 2008 being satisfied.  The Company also has approximately $4.7 million of mortgages payable scheduled to mature during 2008.  An event of default caused by the nonpayment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan.

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

The Company’s ultimate parent investors (Centro Properties Group and Centro Retail Group) are also dealing with significant liquidity/refinancing issues, as is the Company’s immediate parent investor, Super LLC.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the financial constraints of the Company’s ultimate parent investors, it is unlikely that they will be able to make additional equity contributions to alleviate the Company’s short-term liquidity issues.  Refer to Note 10 for further information relating to short-term liquidity issues at both of the Company and the Company’s parent investor levels.

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

Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption rights, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT Partnership was required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners.  The amendments provide for, among other things, an extension of the redemption date from September 15, 2008 to December 1, 2008 and the authorization to use $27.5 million of net proceeds from the sale, mortgage or transfer of assets for general corporate purposes of the DownREIT Partnership or the Company.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is further noted that as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008, interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units.  As of September 30, 2008, 283,127 units had been redeemed by holders which were yet to be paid.  Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of September 30, 2008.

DownREIT Partnership unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2007	2,530,074
Issued	—
Redeemed (1)	(1,048,236)

Outstanding at September 30, 2008	1,481,838

(1)           Refer to discussion above.

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

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Period from January 1, 2007 – April 4, 2007

Basic EPS
Numerator:
Loss from continuing operations	$(14,102)
Preferred dividends	(12,079)
Income available to common shares from continuing operations - basic	(26,181)

Income available to common shares from discontinued operations - basic	3,493

Net loss available to common shares – basic	$(22,688)

Denominator:
Weighted average of common shares outstanding	103,355

Loss per share - continuing operations	$(0.25)
Earnings per share - discontinued operations	0.03
Basic loss per common share	$(0.22)

Diluted EPS
Numerator:
Loss from continuing operations	$(14,102)
Preferred dividends	(12,079)
Minority interest in consolidated partnership	297
Loss available to common shares from continuing operations - diluted	(25,884)

Income available to common shares from discontinued operations - diluted	3,493

Net loss available to common shares – diluted	$(22,391)

Denominator:
Weighted average of common shares outstanding – basic	103,355
Effect of diluted securities:
Options and contingently issuable shares	2,120
Excel Realty Partners, L.P. third party units	3,175
Convertible debt	860
Restricted stock	48
Weighted average of common shares outstanding – diluted	109,558

Loss per share - continuing operations	$(0.23)
Earnings per share - discontinued operations	0.03
Diluted loss per common share	$(0.20)

As of September 30, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor’s stock had been cancelled.  The Company’s Member’s Capital is wholly-owned by Super LLC as of September 30, 2008.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

As described above, and as a result of the Merger and the Liquidation, there were no common shares outstanding as of September 30, 2008.

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

Note 14:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.8 million as of September 30, 2008.  Given the increase in the reserve previously taken by the Predecessor, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of September 30, 2008, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2008, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $13.0 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2008, the Company had mortgage loans and secured term loans outstanding of approximately $593.8 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $2.3 billion.

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

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008 (remaining three months)	$211
2009	849
2010	852
2011	857
2012	890
Thereafter	15,259

•      Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which was exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Further information is included at Note 12.

Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption rights, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT Partnership was required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners.  The amendments provide for, among other things, an extension of the redemption date from September 15, 2008 to December 1, 2008 and the authorization to use $27.5 million of net proceeds from the sale, mortgage or transfer of assets for general corporate purposes of the DownREIT Partnership or the Company.

It is further noted that as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008,

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units.  As of September 30, 2008, 283,127 units had been redeemed by holders which were yet to be paid. Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of September 30, 2008.

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

Other

As part of the recent debt extension negotiations with the lender, Bank of America, upon the event of a trigger event (as defined in the Amended July 2007 Revolving Facility), the applicable margin on the Amended July 2007 Revolving Facility will increase from 1.75% to 7.25% per annum (an increase of 5.5%).  The additional margin will apply retrospectively from May 7, 2008.  As mentioned above, the interest amount attributable to the increased margin shall not be payable on a current basis and shall become due and payable only upon the occurrence of a trigger event.  A trigger event is defined in the Amended July 2007 Revolving Facility as including, among other things, defaults, borrowing or prepayments under credit facilities of certain of the Company’s affiliates, commencement of bankruptcy filings and any material violation of terms in the Amended July 2007 Revolving Facility.  If a trigger event occurred on September 30, 2008, the total additional interest payable to the Bank of America under the above arrangement would be approximately $6.75 million.  This increase is not included as a liability as of September 30, 2008 as it is payable contingent upon the occurrence of a trigger event.

The determination of the casualty loss from hurricanes of $4.3 million is based upon the Company’s best estimate of the costs of repairing the damaged properties.  Insurance assessors have visited each damaged property and have contributed to the Company’s estimate of the costs of repairing the damaged properties.  However, final

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement with insurers’ determination of the assessed damages has not yet been completed.  It is possible that if these costs of repairing damaged properties are greater than the current estimate of $9.2 million (on a property-by-property basis), and these costs are lower than the applicable insurance deductible, a greater casualty loss may be incurred.

In relation to the DownREIT Partnership Class A Preferred Units, as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008, interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

Note 15:         Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows for the periods indicated below (dollars in thousands):

	Company				Predecessor
	Three Months Ended September 30,	Nine months Ended September 30,	Three Months Ended September 30,	Period from April 5, through September 30,	Period from January 1, through April 4,
	2008	2008	2007	2007	2007

Comprehensive (loss) income	$(30,801)	$(337,232)	$11,228	$15,146	$(9,740)

As of September 30, 2008, the primary component of comprehensive income, other than net income, was the Company’s mark-to market adjustment on its available-for-sale securities.  Prior to the Merger, the Predecessor also included the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges as components of comprehensive income.

As of September 30, 2008 and December 31, 2007, accumulated other comprehensive loss reflected in the Company’s member’s capital on the Consolidated Balance Sheets was comprised of realized/unrealized gain (loss) on available-for-sale securities of $0.04 million and $(1.2) million, respectively.

Note 16:         Related Parties

The Company received a REIT Management fee from affiliates of its Parent Company, Super LLC, which was calculated on assets managed by the Company.  REIT Management fees are included in fee income on the Company’s consolidated Statement of Operations.  With the distribution discussed at Note 1, the Company ceased charging these fees on May 1, 2008. Total REIT Management fees earned for the nine months ended September 30, 2008 totaled $3.3 million. The Company generated REIT Management fees of approximately $4.8 million for the period from April 5, 2007 through September 30, 2007.

The Company also derives fee income from services provided to certain of its joint ventures and other managed properties. The Company generated approximately $6.2 million and $18.6 million in fee income from services provided to its joint ventures and other managed properties for the three and nine months ended September 30, 2008, respectively.  The Company generated approximately $9.9 million for the period from April 5, 2007 through September 30, 2007 in fee income.  The Predecessor did not generate any fee income for the period from April 1, 2007 through April 4, 2007 and generated approximately $6.8 million in fee income for the period from January 1, 2007 through April 4, 2007. As of September 30, 2008 and December 31, 2007, the Company and the Predecessor, as applicable, had approximately $8.2 million and $7.2 million, respectively of fee income receivable.

The Company pays property management fees to the management joint venture for the management of the Company’s property portfolio.  The Company paid approximately $3.7 million for the three months ended September 30, 2008.  The payment of these fees commenced on May 1, 2008 upon the distribution of the Service Business, as discussed in Note 1.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts due to partners of the Company were $4.8 million, and were included in Other Liabilities. There was no interest expense on the amounts due.

Note 17:         Fair Value

Effective January 1, 2008, the Company partially adopted SFAS No. 157, except as it relates to non- financial assets and liabilities as per the deferral permitted under FSP FAS No. 157-2, which provides a framework for measuring fair value under GAAP. The Company has not elected to apply SFAS No. 159 and fair value any of the eligible financial assets and liabilities permitted under SFAS No. 159. The only financial assets recorded at fair value as of September 30, 2008 are those required to be fair valued under other accounting standards.

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

Assets measured at fair value on a recurring basis, as required by accounting standards other than SFAS No. 159, are summarized below (dollars in thousands):

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring
	Fair Value Measurements Using			Assets/(Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

Marketable securities	$473	$6,687	$—	$7,160

The following table shows those financial assets measured at fair value on a non-recurring basis as of September 30, 2008. (1)

	Non-recurring Fair Value Measurements Using			Assets/(Liabilities) at Adjusted Carrying Amount (Based on Fair
	Level 1	Level 2	Level 3	Value

Impaired investments accounted for under the equity method	$—	$—	$653,872	$653,872

(1)          The Company has elected to apply the deferral provision under FSP FAS 157-2 relating to disclosures for non-financial assets and liabilities that are fair valued on a non-recurring basis.

The investments accounted for under the equity method that have been impaired at September 30, 2008 are Centro NP Residual Holding LLC, and Centro GA America LLC.  The fair value was estimated based upon management’s valuation of the underlying real estate assets and debt of the investment.  The real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers.  This approach requires the Company to make significant judgments in respect to market capitalization rates and amounts of estimated future cash flows.  Management has assessed the market capitalization rates of the properties, held by the equity accounted investments to have increased.  The cause for the increase in market capitalization rates is in response to the growing economic outlook.  Management believe the increase in market capitalization rates adopted as part of their impairment analysis is reflective of the market movement for strip retail centers during the quarter ended September 30, 2008.

The fair value of fixed rate debt held by the investments accounted for under the equity method was completed using an estimated market interest rate spread above the risk-free rate of 4.00%.  Management believes this market interest rate spread is representative of debt that would currently be available to the entities.

The inputs into this valuation are considered level 3 inputs in accordance with SFAS No. 157.

Note 18:         Out of Period Adjustment

During the three months ended September 30, 2008, the Company recorded a cumulative non-cash out of period adjustment which resulted in additional depreciation and amortization expense of $6.2 million and additional rental income of $0.5 million which pertains to prior periods.

CENTRO NP LLC AND SUBSIDIARIES (THE “COMPANY”)

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The out of period adjustment arose due to the Company’s failure in prior periods to write off intangible assets and below market lease liabilities relating to specific tenants (refer to Note 9 for information on the types of intangible assets) who exited prior to lease expiration.  A tenant may exit a lease prior to lease expiration due to early lease termination or tenant bankruptcy.

The Company has undertaken an assessment of the impact of the adjustment needed to account for the write off of the intangible assets discussed above and has concluded that recording the adjustment in the results for the three months ended September 30, 2008 rather than restating prior periods is quantitatively and qualitatively not material to the current period.  The Company has also determined that the net depreciation and amortization expense and rental income which were not recorded in the following prior period results are not quantitatively or qualitatively material to the Company’s financial statements for those periods:

•                  Period from April 5, 2007 to June 30, 2007;

•                  Quarter ended September 30, 2007;

•                  Period from April 5, 2007 to December 31, 2007 and Quarter ended December 31, 2007;

•                  Quarter ended March 31, 2008; and

•                  Quarter and six months ended June 30, 2008.

The Company has also determined that recording the out-of-period adjustment during the period ended September 30, 2008 (of which $2.5 million pertains to the period from April 5, 2007 through December 31, 2007) is not expected to be quantitatively or qualitatively material to the projected current fiscal year ending December 31, 2008.

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

It is noted that Centro Properties Group and Centro Retail Group both filed reviewed financial statements for the nine months ended December 31, 2007 with local Australian regulatory authorities which identified material uncertainty regarding their continuation as going concerns.

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

On September 26, 2008, the Company entered into a letter agreement (the “Fourth Amendment to Revolving Facility Extension Agreement”) modifying and waiving provisions of the Amended July 2007 Revolving Facility.  The Fourth Amendment to the Revolving Facility Extension Agreement, among other things, extended the maturity date of the Amended July 2007 Revolving Facility from September 30, 2008 to December 15, 2008.

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

On May 30, 2008, in connection with the Amendment to the Australian Amended and Restated Extension Deed, Super LLC entered into a letter agreement (the “May 30, 2008 Super Bridge Loan Letter Agreement”) modifying and waiving provisions of the Super Bridge Loan.  The May 30, 2008 Super Bridge Loan Letter Agreement, among other things, memorialized the terms of various matters including consents to certain asset sales and refinancing transaction and the allocation of the proceeds received.  The agreement of such terms by May 30, 2008 was required pursuant to the May 8, 2008 Super Bridge Loan Letter Agreement.

On September 26, 2008, Super LLC entered into a letter agreement (the “September 26, 2008 Super Bridge Loan Letter Agreement”) modifying and waiving provisions of the Super Bridge Loan.  The September 26, 2008 Super Bridge Loan Letter Agreement, among other things, extended the maturity date of the Super Bridge Loan from September 30, 2008 to December 15, 2008.

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

On September 26, 2008, CPT and CPL entered into an amendment to the Australian Amended and Restated Extension Deed (the “Further Amendment to the Australian Amended and Restated Extension Deed”), which satisfied the conditions to be met by September 30, 2008, pursuant to the Australian Amended and Restated Extension Deed.

In addition, on February 15, 2008, March 28, 2008, April 29, 2008, May 8, 2008, and May 30, 2008, CPT and CPL entered into agreements (the “Noteholders Extension Agreement” and, collectively with the Revolving Facility Extension Agreement, the Amendment to Revolving Facility Extension Agreement, the Second Amendment to Revolving Facility Extension Agreement, the Third Amendment to the Revolving Facility Extension Agreement,

the Fourth Amendment to the Revolving Facility Extension Agreement, the Super Bridge Loan Extension Agreement, the Additional Super Bridge Loan Letter Agreement, the May 8, 2008 Super Bridge Loan Letter Agreement, the May 30, 2008 Super Bridge Loan Agreement, the September 26, 2008 Super Bridge Loan Agreement, the Australian Extension Deed, the Australian Amended and Restated Extension Deed, the Amendment to the Australian Amended and Restated Extension Deed and the Further Amendment to the Australian Amended and Restated Extension Deed, the “Extension Agreements”) waiving any actions with respect to the specified defaults under debt previously placed with United States investors.

DownREIT Redemption Right

The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT Partnership was required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners.  The amendments provide for, among other things, an extension of the redemption date from September 15, 2008 to December 1, 2008 and the authorization to use $27.5 million of net proceeds from the sale, mortgage or transfer of assets for general corporate purposes of the DownREIT Partnership or the Company.

It is further noted that as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008, interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units.  As of September 30, 2008, 283,127 units had been redeemed by holders which were yet to be paid.  Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of September 30, 2008.

The following discussion addresses material changes to operating statement line items which we believe are relevant in evaluating in our business as a real estate operator.

Results of operations for the three months ended September 30, 2008 and 2007 (the Company)

Rental Revenues

Rental income was $78.1 million for the three months ended September 30, 2008 and $100.2 million for the three months ended September 30, 2007.

The following significant factors caused material changes in the rental income of the Company:

•                  2007 Acquisitions, which increased rental income by approximately $5.3 million

•                  Increased amortization of below market leases, which leases were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased rental income by approximately $3.9 million

•                  The Residual Joint Venture Transactions, which decreased rental income by approximately $30.7 million

Expense reimbursements were $16.1 million for the three months ended September 30, 2008 and $28.6 million for the three months ended September 30, 2007.  The following significant factors caused material changes in the expense reimbursements of the Company:

•                  A net decrease in the amount of reimbursable property operating expenses and insurance, which decreased expense reimbursements by approximately $3.7 million

•                  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $8.6 million

Operating Expenses

Operating costs were $16.7 million for the three months ended September 30, 2008 and $19.5 million for the three months ended September 30, 2007.  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased operating costs by approximately $1.2 million

•                  Increased management fees, which increased operating costs by approximately $1.2 million

•                  The Residual Joint Venture Transactions, which decreased operating costs by approximately $4.9 million

•                  Decreased property insurance expense, attributable to lower premiums under our renewed policy, which decreased operating costs by approximately $1.4 million

Real estate taxes were $12.2 million for the three months ended September 30, 2008 and $16.7 million for the three months ended September 30, 2007.  The following significant factors caused material changes in the real estate taxes of the Company:

•                  2007 Acquisitions, which increased real estate taxes by approximately $0.9 million

•                  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $5.1 million

Depreciation and amortization was $53.5 million for the three months ended September 30, 2008, $53.4 million for the three months ended September 30, 2007.   The following significant factors caused material changes in the depreciation and amortization of the Company:

•      2007 Acquisitions, which increased depreciation and amortization by approximately $3.3 million

•      Increased depreciation expense on our additional spending made post September 30, 2007

•      A reduction in the value of the Company’s property and asset management rights due to a $77.0 million impairment charge taken by the Company at December 31, 2007 and $19.2 million impairment charge taken on June 30, 2008, which decreased the amortization expense associated with such property and asset management rights, which decreased depreciation and amortization by approximately $1.5 million

•      The Residual Joint Venture Transactions, which decreased depreciation and amortization by approximately $16.0 million

•      An out of period adjustment which increased depreciation and amortization expenses by approximately $6.2 million, refer to Note 18 for information relating to the out of period adjustment

Casualty loss from hurricane was $4.3 million for the nine months ended September 30, 2008.  The determination of the casualty loss from hurricanes is based upon the Company’s best estimate of the costs of repairing the damaged properties.  Insurance assessors have visited each damaged property and have contributed to the Company’s estimate of the costs of repairing the damaged properties.  However, final agreement with insurers’ determination of the assessed damages has not yet been completed.  It is possible that if these costs of repairing damaged properties are greater than the current estimate of $9.2 million (on a property-by-property basis), and these costs are lower than the applicable insurance deductible, a greater casualty loss may be incurred.

General and administrative expenses were $3.5 million for the three months ended September 30, 2008 and $7.7 million for the three months ended September 30, 2007.  The following significant factors caused material changes in the general and administrative expenses of the Company:

•                  The Management Joint Venture, which decreased general and administrative expenses by approximately $3.5 million

Other Income and Expenses

Equity in income (loss) of unconsolidated ventures was $(2.8) million for the three months ended September 30, 2008 and approximately $(28,000) for the three months ended September 30, 2007.  The following significant factor caused a material change in the equity in income (loss) of unconsolidated ventures of the Company:

•                  The formation of the Centro NP Residual Holding LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $3.2 million, due to depreciation and amortization charges, and interest expense.

Interest expense was $23.9 million for the three months ended September 30, 2008 and $30.1 million for the three months ended September 30, 2007.  The following significant factors caused material changes in the interest expense of the Company:

•                  Interest incurred on debt instruments assumed in connection with the 2007 Acquisitions, which increased interest expense by approximately $2.0 million

•                  The repayment of the $303.4 million note payable to Centro Property Trust, which decreased interest expense by approximately $5.5 million

•                  A lower LIBOR rate on our revolving credit facility, which decreased interest expense by approximately $1.1 million

•                  The settlement of our derivative financial instruments, for which we have not qualified for hedge accounting treatment, which decreased interest expense of the Company by approximately $4.4 million

Impairment Charges:

During three months ended September 30, 2008, the Company recorded impairment charges of $7.3 million over its real estate assets.  These impairment charges arose due to a decrease in estimated cash flows from the properties over the estimated holding period.  The changes to the estimated cash flows are attributable to revisions to both the forecast sale prices and operating cash flows of the applicable properties.

During the three months ended September 30, 2008, the Company recorded impairment charges of $6.9 million in relation to its investments in Centro GA America LLC and Centro NP Residual Holding LLC.  These charges are the result of an other than temporary loss in value of the Company’s investments.  The Company has identified that the cause of the other than temporary loss is the decrease in the fair value of the underlying real estate investments of Centro GA America LLC and Centro NP Residual Holding LLC.  The decrease in fair value of the underlying real estate is attributable to an increase in market capitalization rates, which are effected by various market trends, particularly the negative economic outlook.

Results of operations for the nine months ended September 30, 2008 (the Company), for the period from April 5, 2007 through September 30, 2007 (the Company), and the period from January 1, 2007 through April 4, 2007 (the Predecessor)

Rental Revenues:

Rental income was $250.0 million for the nine months ended September 30, 2008, $91.2 million for the period from January 1, 2007 through April 4, 2007 and $194.9 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factors caused material changes in the rental income of the Company:

•                  2007 Acquisitions, which increased rental income by approximately $16.9 million

•                  Net increases in rental rates, which increased rental income by approximately $6.2 million

•                  Increased amortization of below market leases, which leases were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased rental income by approximately $18.6 million

•                  Increased lease settlement income, which increased rental income by approximately $1.9 million

•                  The Residual Joint Venture Transactions, which decreased rental income by approximately $76.6 million

•                  The following significant factor caused material changes in the rental income of the Predecessor:

•                  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

Expense reimbursements were $60.0 million for the nine months ended September 30, 2008, $27.3 million for the period from January 1, 2007 through April 4, 2007 and $52.5 million for the period from April 5, 2007 through September 30, 2007.

•                        The following significant factors caused material changes in the expense reimbursements of the Company:

•                  2007 Acquisitions, which increased expense reimbursement by approximately $3.1 million

•                  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $21.6 million

•                        There were no factors that caused material changes in the Predecessor.

Operating Expenses:

Operating costs were $57.9 million for the nine months ended September 30, 2008, $21.4 million for the period from January 1, 2007 through April 4, 2007 and $41.2 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factors caused material changes in the operating costs of the Company:

•                  2007 Acquisitions, which increased operating costs by approximately $4.2 million

•                  Increased payroll and payroll related expenses, attributable to increased personnel levels necessary to manage the growing number of properties under management, which increased operating costs by approximately $2.4 million

•                  The Residual Joint Venture Transactions, which decreased operating costs by approximately $13.8 million

•                  Decreased property insurance expense, which decreased operating costs by approximately $2.9 million

•                  There were no factors that caused material changes in the Predecessor.

Real estate taxes were $39.0 million for the nine months ended September 30, 2008, $16.9 million for the period from January 1, 2007 through April 4, 2007 and $31.7 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factors caused material changes in the real estate taxes of the Company:

•                  2007 Acquisitions, which increased real estate tax expense by approximately $2.9 million

•                  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $13.3 million

•                  There were no factors that caused material changes in the Predecessor.

Depreciation and amortization were $156.6 million for the nine months ended September 30, 2008, $25.3 million for the period from January 1, 2007 through April 4, 2007 and $106.2 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factors caused material changes in the depreciation and amortization of the Company:

•                  Increased depreciation expense on our real estate properties, which properties were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased depreciation and amortization by approximately $13.0 million

•                  Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which intangible assets were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased depreciation and amortization by approximately $27.8 million

•                  2007 Acquisitions, which increased depreciation and amortization by approximately $9.8 million

•                  The Residual Joint Venture Transactions, which decreased depreciation and amortization by approximately $31.1 million

•                  An out of period adjustment which increased depreciation and amortization expenses by approximately $6.2 million, refer to Note 18 for information relating to the out of period adjustment

Casualty loss from hurricane was $4.3 million for the nine months ended September 30, 2008.  The determination of the casualty loss from hurricanes is based upon the Company’s best estimate of the costs of repairing the damaged properties.  Insurance assessors have visited each damaged property and have contributed to the Company’s estimate of the costs of repairing the damaged properties.  However, final agreement with insurers’ determination of the assessed damages has not yet been completed.  It is possible that if these costs of repairing damaged properties are greater than the current estimate of $9.2 million (on a property-by-property basis), and these costs are lower than the applicable insurance deductible, a greater casualty loss may be incurred.

General and administrative expenses were $20.2 million for the nine months ended September 30, 2008, $51.9 million for the period from January 1, 2007 through April 4, 2007 and $13.8 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factors caused material changes in the general and administrative expenses of the Company:

•                  Increased franchise tax expense, which increased general and administrative expenses by approximately $2.0 million

•                  The Management Joint Venture, which decreased general and administrative expenses by approximately $38.2 million

•                  Decreased expenses associated with the Company’s offshore accounting initiatives, which decreased general and administrative expenses by approximately $1.9 million

•                  The following significant factors caused material changes in the general and administrative expenses of the Predecessor:

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

Equity in income (loss) of unconsolidated ventures was $(7.3) million for the nine months ended September 30, 2008, $1.0 million for the period from April 1, 2007 through April 4, 2007 and $1.6 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factor caused a material change in the equity in income (loss) of unconsolidated ventures of the Company:

•                  The formation of the Centro NP Residual Holding LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $9.0 million, due to depreciation and amortization charges, and interest expense.

•                  There were no factors that caused material changes in the Predecessor.

Interest expense was $75.7 million for the nine months ended September 30, 2008, $26.8 million for the period from January 1, 2007 through April 4, 2007 and $55.8 million for the period from April 5, 2007 through September 30, 2007.

•                  The following significant factors caused material changes in the interest expense of the Company:

•                  2007 Acquisitions, which increased interest expense by approximately $5.9 million

•                  Increased interest on mortgages, which increased interest expense by approximately $3.4 million

•                  Decreased capitalized interest with respect to our redevelopment projects, due to decreased project spending, which increased interest expense by approximately $4.4 million

•                  The repayment of the $303.4 million note payable to Centro Property Trust, which decreased interest expense by approximately $5.4 million

•                  Decreased interest on notes payable, which decreased interest expense by approximately $5.3 million

•                  The repayment of the Tender Facility, which decreased interest expense by approximately $3.5 million

•                  Decreased financing fees, which decreased interest expense by approximately $2.4 million

Impairment Charges:

During nine months ended September 30, 2008, the Company recorded impairment charges of $102.8 million over its real estate assets.  These impairment charges arose due to a decrease in estimated cash flows from the properties over the estimated holding period and changes in holding period probabilities.  The changes to the estimated cash flows are attributable to revisions to both the forecast sale prices and operating cash flows of the applicable properties.  The changes to the holding period probabilities occurred during the nine months ended September 30, 2008, due to the Company identifying a number of properties that are likely to be disposed in the short term.

An impairment charge of $173.5 million of goodwill and other intangibles was also recorded by the Company during the nine months ended September 30, 2008.  This impairment charge was required due to the significant reduction in our and our affiliates’ capital streams derived from certain property and funds management services.

During the nine months ended September 30, 2008, the Company recorded impairment charges of $13.0 million in relation to its investments in Centro GA America LLC and Centro NP Residual Holding LLC.  These charges are the result of an other than temporary loss in value of the Company’s investments.  The Company has identified that the cause of the other than temporary loss is the decrease in the fair value of the underlying real estate investments of Centro GA America LLC and Centro NP Residual Holding LLC.  The decrease in fair value of the underlying real estate is attributable to an increase in market capitalization rates, which are effected by various market trends, particularly the negative economic outlook.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $24.8 million in available cash, cash equivalents and marketable securities.    In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility.  Certain covenants of our indebtedness and Extension Agreements prohibit the incurrence of additional debt by the Company.

Short-Term Liquidity Needs

In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) December 15, 2008, and (ii) the date on which any trigger event under our

Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $4.7 million of mortgage debt scheduled to mature during 2008.  Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Revolving Facility.  Due to covenants contained in certain of our debt agreements, we are prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture that are funded with borrowings from an $80 million revolving credit facility of BPR Shopping Center, LLC, an unconsolidated subsidiary of ours (the “Preston Ridge Facility”), for additional borrowings to meet our short-term liquidity requirements.  We are currently working with the lenders under our Amended July 2007 Revolving Facility to refinance our short-term indebtedness and are considering additional plans with respect to meeting our short-term liquidity requirements.  There can be no assurances that we will be able to refinance our short-term debt on favorable terms or at all.  In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.(1)

We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments.  We believe that the nature of the properties in which we typically invest – primarily community and neighborhood shopping centers – provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods.  However, general economic downturns, or economic downturns in one or more markets in which we own properties, still may adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire.  In either of these instances, our cash flow would be adversely affected.

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  We have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any capital requirements from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility.  The unused portion of the Preston Ridge Facility was $5.4 million as of September 30, 2008. If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance these joint venture obligations following exhaustion of the Preston Ridge Facility.

During the nine months ended September 30, 2008, we completed seven redevelopment projects in our consolidated portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $44.9 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of 21 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $190.6 million.  Our current outparcel development pipeline in our consolidated portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $17.2 million.  In connection with the First Amendment to the July 2007 Revolving Facility, we are no longer permitted to make draws under our Amended July 2007 Revolving Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance further development and redevelopment in our Consolidated Portfolio following exhaustion of the Preston Ridge Facility.

We also redevelop properties in our joint venture portfolios.  During the nine months ended September 30, 2008, our joint venture portfolios completed two redevelopment projects, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $10.4 million, of which our pro rata share was approximately $2.1 million.  Our current joint venture redevelopment pipeline is comprised of nine projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $135.7 million, of which our pro rata share will be approximately $15.8 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios.  We do not currently have any ongoing joint venture outparcel developments.

(1) Refer to Note 10 to the Consolidated Financial Statements for details relating to the total short term debt as of September 30, 2008.

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

Additionally, the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT Partnership was required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners.  The amendments provide for, among other things, an extension of the redemption date from September 15, 2008 to December 1, 2008 and the authorization to use $27.5 million of net proceeds from the sale, mortgage or transfer of assets for general corporate purposes of the DownREIT Partnership or the Company.

It is further noted that as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008, interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions imposed by existing lenders.  In connection with our refinancing difficulties, our credit ratings were downgraded by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade.  Standard & Poor’s current rating is CCC+ on CreditWatch with developing implications.  Fitch’s current rating is CCC; rating watch negative.  Moody’s current rating is Caa1 and under review with direction uncertain.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.  As a result of our current ratings, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

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

We have selectively affected asset sales to generate cash proceeds.  During the nine months ended September 30, 2008, we generated approximately $57.5 million in gross proceeds through the sale of non-core and non-strategic properties.  During 2007, we, and our predecessor, as applicable, generated approximately $21.9 million in gross proceeds through the culling of non-core and non-strategic properties and approximately $8.2 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of September 30, 2008 (based on a calendar year, dollars in thousands):

Contractual Cash		Less than	1- 3	3 - 5	More than
Obligations	Total	1 year	years	years	5 years
Long-Term Debt (1)	$1,730,811	$311,509	$456,523	$341,282	$621,497
Capital Lease Obligations	30,425	219	1,369	1,544	27,293
Operating Leases (2)	18,918	211	1,701	1,747	15,259
Redemption Rights (3)	9,386	9,386	—	—	—
Total	$1,789,540	$321,325	$459,593	$344,573	$664,049

(1)	Long-term debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)	Operating leases include ground leases for shopping centers that we operate and our administrative office space (Note 14 to our Consolidated Financial Statements).

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

The following table summarizes certain terms of our existing credit agreement as of September 30, 2008 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of September 30, 2008	Current Interest Rate (1)		Maturity Date

Amended July 2007 Revolving Facility (2)	$—	$306,800	LIBOR plus 175 bp	(4)	December 2008
Secured Term Loans	—	173,084	Variable	(3)	2009 - 2010
Total Credit Agreements	$—	$479,884

(1)	We incur interest using a 30-day LIBOR rate, which was 3.926% at September 30, 2008.

(2)

We are presently (and were as of September 30, 2008) unable to make draws on our Amended July 2007 Revolving Facility. Under the terms of the Amended July 2007 Revolving Facility, we incur an annual facility fee of 22.5 basis points on this facility. The Amended July 2007 Revolving Facility is scheduled to mature on the earlier to occur of (i) December 15, 2008, and (ii) the date on which any trigger event, as defined in the agreement, occurs. Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)	We incur interest using a 30-day LIBOR rate, which was 3.926% at September 30, 2008, plus spreads ranging from 135 to 175 basis points.

(4)	Refer to additional information included at Footnote (9) to the schedule of debt obligations at Note 10.

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

As of September 30, 2008, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three indentures, having a weighted average interest rate of 5.84%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.  We did not breach any covenants that would cause us to be in default of the public bond indentures.

As of September 30, 2008, we were in compliance with all of the financial covenants under our July 2007 Revolving Facility and indentures, and we believe that we will continue to remain in compliance with these covenants.  However, if our properties do not perform as expected, or if unexpected events occur that require us to borrow additional funds, compliance with these covenants may become difficult and may restrict our ability to pursue certain business initiatives.  In addition, these financial covenants may restrict our ability to pursue particular acquisition transactions (for example, acquiring a portfolio of properties that is highly leveraged) and could significantly impact our ability to pursue growth initiatives.

In addition to our Amended July 2007 Revolving Facility and the Indentures, as of September 30, 2008, we had approximately $420.7 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 8.83% per annum.

Our management team continues to work closely with counterparts of our ultimate parent investors, CPL and CPT, our lenders, and lenders of Super LLC, CPL and CPT. Those efforts have resulted in the extension of the debt of our ultimate parents to December 15, 2008.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of September 30, 2008.  Although in certain instances we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.4 million as of September 30, 2008.  As of September 30, 2008, the book value of our investment in Arapahoe Crossings, L.P. was approximately $14.6 million.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2008.  As of September 30, 2008, the book value of our investment in BPR Land Partnership, L.P. was approximately $3.5 million.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2008.  As of September 30, 2008, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of September 30, 2008, this joint venture was comprised of 124 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.  As of September 30, 2008, the book value of our investment in Galileo America LLC was approximately $38.7 million.

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

On March 28, 2008, we executed a Contribution, Distribution and Assumption Agreement (the “Contribution Agreement”).  The Contribution Agreement was released from escrow and became effective as of March 30, 2008. Pursuant to the Contribution Agreement, we contributed 49% of our interest in certain subsidiaries (including the owner of The Centre at Preston Ridge) owning 31 real properties with an approximate fair market value of $780 million to the Residual Joint Venture.  We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture.  Following these transactions, we owned 49% of the interests in the transferred entities, and Super LLC owned 51% of the interests in the transferred entities.  The Residual Joint Venture owned 110 stabilized retail properties and three properties under redevelopment as of September 30, 2008.  Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture.  The Residual Joint Venture had loans outstanding of approximately $1.3 billion as of September 30, 2008.  As of September 30, 2008, the book value of our investment in the Residual Joint Venture was approximately $615.2 million.

•      NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned 11 stabilized retail properties as of September 30, 2008.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million of which approximately $28.2 million had been contributed as of September 30, 2008.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $239.3 million as of September 30, 2008.  As of September 30, 2008, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $32.9 million.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of September 30, 2008, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of September 30, 2008, the joint venture owned four stabilized retail properties.  The joint venture had loans outstanding of approximately $46.8 million as of September 30, 2008.  As of September 30, 2008, the

book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $13.9 million.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of September 30, 2008.  After the Company’s contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; during the three months ended September 30, 2008, the Company contributed $2.1 million which entitled 10% per annum preferred return compounded monthly.  However, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of September 30, 2008.  As of September 30, 2008, the book value of our investment in NPK Redevelopment I, LLC was approximately $12.7 million.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of September 30, 2008.  As of September 30, 2008, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.8 million.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $65.5 million as of September 30, 2008.  As of September 30, 2008, the book value of our investment in Westgate Mall, LLC was approximately $1.6 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of September 30, 2008, none of which we believe will materially adversely affect us:

•      Letters of Credit. The Company has arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of September 30, 2008, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $13.0 million.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of September 30, 2008, the Company had mortgage loans and secured term loans outstanding of approximately $593.8 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $2.3 billion.  In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008 (remaining three months)	$211
2009	849
2010	852
2011	857
2012	890
Thereafter	15,259

•      Redemption Rights.  The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units exercisable as of April 20, 2008.  Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.  The aggregate redemption amount payable to all limited partners as of April 1, 2008 was approximately $83.9 million.  The DownREIT Partnership was required to pay the redemption amount on June 27, 2008 to any redeeming limited partners which it received a notice of redemption from on or prior to June 13, 2008.  Limited partners were not entitled to provide notice of redemption prior to April 20, 2008.  Prior to June 27, 2008, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provide that the DownREIT is required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units. The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners.  The amendments provide for, among other things, an extension of the redemption date from September 15, 2008 to December 1, 2008 and the authorization to use $27.5 million of net proceeds from the sale, mortgage or transfer of assets for general corporate purposes of the DownREIT Partnership or the Company.  It is further noted that as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008, interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

As discussed in the Notes to Consolidated Financial Statements above, we also have a potential contingent obligation in connection with a specific tenant litigation for which we have reserved approximately $4.8 million as of September 30, 2008.  There can be no assurance as to the final outcome of this litigation and whether it will exceed or fall short of the amount reserved; however, we believe that the amount of the loss in excess of the reserve is adequate.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2008, we had approximately $8.3 million of outstanding floating rate mortgages.  We also had approximately $306.8 million outstanding under our floating rate Amended July 2007 Revolving Facility and $173.1 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of September 30, 2008, in relation to our approximately $1.8 billion of outstanding total debt and our approximately $4.4 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short term.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.9 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.9 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $487.2 million as of September 30, 2008.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $65.6 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $86.4 million. This assumes that the fair value of our total debt outstanding remains at approximately $1.8 billion as of September 30, 2008.

As of September 30, 2008, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a –   15(e) under the Securities Exchange Act) as of the end of the period covered by this report.  Based on that evaluation with consideration of the previously identified material weaknesses (described below and in Item 9A of the Company’s 2007 Form 10-K/A), our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective.  A new control has been developed to address the material weakness that continued to exist as of June 30, 2008.

Remediation of Material Weakness in Internal Control over Financial Reporting

Management identified the following material weakness as of December 31, 2007 which continued to exist as of June 30, 2008:

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

Management have implemented a new control that, as designed, includes the undertaking of quarterly meetings of relevant stakeholders from the operations, accounting and legal functions to discuss developments during the quarter and identify relevant financial reporting and disclosure implications.  As part of this meeting, the stakeholders will review legal agreements executed during the period.  This control was operational for the quarter ended September 30, 2008.

In relation to the other management identified material weakness as of December 31, 2007 (as described below), the following is applicable:

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

The above mentioned impairment analysis of the property and asset management rights accounts was completed as part of the required goodwill impairment analysis under SFAS No. 142, Goodwill and Intangible Assets.  Management believes that given that the Company’s services business was distributed during the period ended September 30, 2008, resulting in the distribution of the goodwill balance, no such impairment analysis under SFAS No. 142 will be required in the future.  Therefore, the identified material weakness is eliminated due to the removal of the need to complete such impairment analysis.  Going forward, the property and asset management rights accounts will be subject to impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.  Management has not previously identified any issues with the completion of impairment analysis under SFAS No. 144.

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

We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.  We presently have $306.8 million of debt under our Amended July 2007 Revolving Facility scheduled to mature on the earlier to occur of (i) December 15, 2008, and (ii) the date on which any trigger event under our Amended July 2007 Revolving Facility occurs.  We also have an aggregate of $4.7 million of mortgage debt scheduled to mature during 2008.  Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we may be unable to refinance our short-term debt obligations on favorable terms or at all.

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

Following our entering into the July 2007 Revolving Facility and prior to its maturity date we attempted to refinance the July 2007 Revolving Facility with long-term financing.  As a result of dislocations in the global credit markets shortly after our entering into the July 2007 Revolving Facility, we were unable to obtain long-term financing on satisfactory terms consistent with our long-term strategy and were required to seek an extension of the July 2007 Revolving Facility. Between December 2007 and September 2008, we have entered into a series of extensions with respect to our Amended July 2007 Revolving Facility.

Between May 2008 and September 2008, our Australian parents, CPT and CPL, were able to extend the maturity date of such indebtedness to December 15, 2008, however, due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

In connection with our refinancing difficulties, our credit ratings were downgraded by Standard & Poor’s, Fitch Ratings and Moody’s, all to below investment grade.  Standard & Poor’s current rating is CCC+ on CreditWatch with developing implications.  Fitch’s current rating is CCC; rating watch negative.  Moody’s current rating is CAA1 and under review with direction uncertain.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Revolving Facility.

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

Also, each Class A Preferred Unit is redeemable for $33.15 plus all the limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which will be exercisable starting April 20, 2008.  If all the limited partners exercised their redemption rights, the DownREIT Partnership would be obligated to redeem the Class A Preferred Units for an aggregate amount of approximately $83.9 million.  We currently as of the date of filing this Form 10-Q, do not have the cash to satisfy this redemption obligation and we may be unable to satisfy this obligation if we are unable to refinance our short-term obligations and the restrictions imposed on us by the Extension Agreements remain in effect. Under such circumstances, we may have to sell certain of our properties in an effort to satisfy this obligation. The limited partners were not entitled to provide a notice of redemption prior to April 20, 2008. As of the date of this filing, twelve limited partners, who held a total of approximately 1.35 million units, exercised their redemption right, the aggregate redemption amount payable in relation to such redemption would have been approximately $44.9 million.  On June 26, 2008, the DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) with such twelve limited partners which provided for, among other things, the DownREIT Partnership to pay the redemption amount for 15% of each limited partner’s outstanding Class A Preferred Units and an extension payment of 1% of the remaining Class A Preferred Units on June 27, 2008.  The aggregate redemption amount paid on June 27, 2008, to the twelve redeeming limited partners was approximately $6.7 million and the extension payment was approximately $0.38 million.  In addition, the agreements provided that the DownREIT Partnership was required to redeem the remaining 85% of the twelve limited partners’ Class A Preferred Units by a date no later than September 15, 2008, with any net proceeds of the Company from a sale, mortgage or any other transfer of assets of the Company or its subsidiaries to be used promptly to redeem all or a portion of the remaining Class A Preferred Units.  The DownREIT Partnership’s redemption obligation is also secured by certain of its properties.

On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners.  The amendments provide for, among other things, an extension of the redemption date from September 15, 2008 to December 1, 2008 and the authorization to use $27.5 million of net proceeds from the sale, mortgage or transfer of assets for general corporate purposes of the DownREIT Partnership or the Company.

It is further noted that as part of the agreements dated September 12, 2008, if the Company does not provide full payment of the redemption amounts to these limited partners by December 1, 2008, interest on the redemption amount will accrue at 15%, with such rate being retrospective to September 15, 2008.

Recent disruptions in the financial markets could affect our ability to obtain financing or renegotiate our existing indebtedness on reasonable terms and may have other adverse effects on us.  Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain.  The United States credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to refinance our short-term and long-term debt obligations on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.  In addition, these factors may make it more difficult for us to renegotiate our existing indebtedness or to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  The negative impact of the recent disruptions in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

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

We are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility, and we may be unable to finance development and redevelopment projects after exhaustion of the Preston Ridge Facility.  Our current new development pipeline in our Consolidated Portfolio is comprised of four projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $86.6 million.  We presently have $15.8 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for nine projects in our joint venture portfolio.  Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 21 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $190.6 million.  Our current outparcel development pipeline in our Consolidated Portfolio is comprised of five projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $17.2 million.  Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture that are funded with borrowings from the Preston Ridge Facility.  The Residual Joint Venture has up to $80.0 million of borrowing available to it under the Preston Ridge Facility.  If we are unable to negotiate additional capacity under the Preston Ridge Facility or negotiate other liquidity facilities, we may be unable to finance the balance of these obligations following exhaustion of the Preston Ridge Facility. The unused amount of the Preston Ridge Facility is approximately $5.4 million as of September 30, 2008.

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

10.1*

Letter Agreement, dated as of September 26, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2008.

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

Dated: November 14, 2008
CENTRO NP LLC

	By:	/s/ Glenn J. Rufrano
Glenn J. Rufrano
Chief Executive Officer

	By:	/s/ John Braddon
John Braddon
Chief Financial Officer
(Principal Financial Officer)