Form 10-K/A
period 2007-12-31
Centro NP LLC
filed 2009-02-27
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 (this “Amendment”) is being filed to amend the Annual Report on Form 10-K of Centro NP LLC (the “Company”) for the fiscal year ended December 31, 2007 that was previously filed on April 16, 2008 (the “Original 10-K”) and amended on April 18, 2008 (the “First Amendment”).  The Company is filing this Amendment to address the following matters:

Item 15(3). Exhibits

Signatures

The Company is modifying “Item 15(3). Exhibits” solely with respect to filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and a certification required by Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to the Original 10-K or the First Amendment.

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

CENTRO NP LLC
(Registrant)

By:	/s/ Michael Carroll
Michael Carroll
Chief Executive Officer
Dated: February 27, 2009

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