Form 10-K
period 2008-12-31
Centro NP LLC
filed 2009-03-31
CIK 798288

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12244

CENTRO NP LLC
(Exact Name of Registrant as Specified in Its Charter)

Maryland
(State of Incorporation)

420 Lexington Avenue
New York, NY 10170
(Address of Principal Executive Offices) (Zip Code)

64-0955724
(I.R.S. Employer
Identification Number)

(212) 869-3000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☒    No ☐

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's voting interests held by non-affiliates on June 30, 2008 was $0. Super LLC owns all of the membership interests of the Registrant as of April 20, 2007.

         The registrant does not have common stock.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Centro NP LLC (as successor by merger and liquidation to New Plan Excel Realty Trust, Inc.) ("we"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

  •
  liquidity risks, including (i) the inability to refinance our short-term and long-term indebtedness on favorable terms or at all, (ii) our reliance upon distributions from a joint venture we do not control for our working capital, and (iii) our potential need to complete asset sales in order to fund our operations;

  •
  downgrades, and possible future downgrades, in our credit rating;

  •
  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

  •
  the competitive environment in which we operate;

  •
  property ownership risks;

  •
  the level and volatility of interest rates and changes in the capitalization rates with respect to the disposition of properties;

  •
  financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

  •
  governmental approvals, actions and initiatives;

  •
  environmental/safety requirements and costs;

  •
  risks of default in credit facilities of our affiliates which could cause cross-defaults in our credit facilities;

  •
  risks of real estate acquisition and development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly developed properties to perform as expected;

  •
  risks of disposition strategies, including the failure to complete sales on a timely basis;

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

Item 1.    Business

General

        We are an owner and operator of community and neighborhood shopping centers in the United States. As of December 31, 2008, we owned interests in 203 properties in 28 states, including 202 wholly-owned properties and one property held through a consolidated joint venture (collectively, our "Consolidated Portfolio"), as well as 257 properties held through unconsolidated joint ventures. The 460 properties include 445 community and neighborhood shopping centers with approximately 71.2 million square feet of gross leasable area ("GLA"), and 15 related retail assets with approximately 1.3 million square feet of GLA. Our Consolidated Portfolio includes 197 community and neighborhood shopping centers with approximately 30.0 million square feet of GLA. At December 31, 2008, the GLA for our Consolidated Portfolio was approximately 86% leased and the GLA for our total portfolio, including our pro rata share of joint venture properties, was approximately 90% leased.

        Our predecessor, New Plan Excel Realty Trust, Inc. ("New Plan" or our "predecessor"), was a self-administered and self-managed equity real estate investment trust. On February 27, 2007, New Plan and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, was the general partner, entered into an Agreement and Plan of Merger (the "Merger Agreement") with us, Super MergerSub Inc. ("MergerSub"), and Super DownREIT MergerSub LLC (together with us and MergerSub, the "Buyer Parties"). Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the "Offer") to purchase all outstanding shares of common stock, par value $0.01 per share ("Common Stock"), of New Plan. On April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the "Merger"), with New Plan surviving the Merger, and in connection therewith, Super DownREIT Acquisition L.P. ("DownREIT Acquisition") merged with and into Excel Realty Partners, L.P. (the "DownREIT Partnership"), with the DownREIT Partnership continuing as the surviving limited partnership (the "DownREIT Merger," and together with the Merger, the "Mergers"). As a result of the Merger, New Plan became a wholly owned subsidiary of ours and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger.

        On April 20, 2007, immediately following the Merger, New Plan, as the surviving corporation of the Merger, was liquidated (the "Liquidation"), and in connection with the Liquidation, (a) all of New Plan's assets were transferred to us and we assumed all of its liabilities, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of Common Stock of New Plan were cancelled. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Exchange Act, with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

        Immediately following the Merger and the Liquidation, our employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in this report as the "Management Joint Venture"). The distribution occurred in order to comply with certain tax restrictions applicable to our ultimate equity owners and to permit such employees to serve management functions at other properties controlled by our affiliates. Following this distribution, Centro Super Management Joint Venture 2, LLC, a wholly-owned, indirect subsidiary of the Management Joint Venture (the "Company Management Joint Venture"), managed our properties, although during a transition period, certain of our subsidiaries continued to provide payroll, benefit and other transition services with respect to our former employees. Such transition services continued through April 30, 2008. Contracts memorializing the management services arrangements under which we were operating were entered into on March 28, 2008 in connection with an amendment to our revolving credit facility.

        Although our employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, for the period from the merger date to April 30, 2008, we continued to incur all costs relating to the payroll and benefits of their employees employed by the Management Joint Venture as well as incurring other transition services while the Management Joint Venture finalized arrangements to replicate such functions.

        As we continued to provide services on a transitionary basis through April 30, 2008, for accounting purposes, the Distribution, Contribution and Assignment Agreement (the "Distribution Agreement") entered into by us, Super LLC, the Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan, Inc (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to April 30, 2008. The distribution has been reflected in the consolidated financial statements covered in this report as of May 1, 2008. As a result, certain assets and liabilities have been distributed out as of May 1, 2008. The significant assets and liabilities that were distributed in relation to the Distribution Agreement (the "Service Business Transfer") were goodwill, furniture and fittings, and employee benefits related accruals/reserves. The Service Business Transfer did not involve the transfer of the assets and property management rights relating to the management of properties owned by the unconsolidated ventures. However, the property management rights relating to the management of properties owned by the unconsolidated joint ventures were subcontracted to the Company Management Joint Venture. The total net assets distributed as part of the Service Business Transfer were $221.9 million.

        In connection with the Mergers, we, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture (as defined below)) and U.S. Bank Trust National Association, as trustee (the "Trustee") entered into supplemental indentures (the "Supplemental Indentures"), each dated as of April 20, 2007, to (i) the Indenture dated as of March 29, 1995 (the "1995 Indenture"), by and between New Plan (as successor to New Plan Realty Trust) and the Trustee (as successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston), (ii) the Indenture dated as of February 3, 1999 (the "1999 Indenture"), by and among New Plan, New Plan Realty Trust, as guarantor, and the Trustee (as successor to State Street Bank and Trust Company), and (iii) the Indenture dated as of January 30, 2004 (the "2004 Indenture," and collectively with the 1995 Indenture and the 1999 Indenture, the "Indentures"), by and between New Plan and the Trustee. The Supplemental Indentures each provided for us to assume all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger.

        As the successor obligor to New Plan's unsecured senior notes, we intend to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC pursuant to the Indentures governing the unsecured senior notes.

        We are a Maryland limited liability company and maintain our principal executive offices at 420 Lexington Avenue, New York, New York 10170, where our telephone number is (212) 869-3000.

Recent Developments

  Extension of Amended July 2007 Facility

        On December 15, 2008, we entered into a letter agreement (the "December 2008 Facility Extension Agreement") modifying and waiving various provisions of the $350.0 million unsecured revolving credit facility (of which there is an outstanding balance of $306.5 million as of December 31, 2008) we entered into on July 31, 2007, with Bank of America N.A., as administrative agent (as amended, the "Amended July 2007 Facility"). The December 2008 Facility Extension Agreement, among other things, extended the maturity date of the Amended July 2007 Facility to January 15, 2009.

        On January 15, 2009, we entered into a Supplement to the Amended July 2007 Facility (the "Supplement to the Amended July 2007 Facility") modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by us with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and the December 2008 Facility Extension Agreement. The Supplement to the Amended July 2007 Facility was entered into in conjunction with amendments to other debt agreements of our affiliates, which are also discussed below.

        Material modifications to the Amended July 2007 Facility include:

  •
  extension of the maturity date from January 15, 2009 to December 31, 2010;

  •
  the default interest rate was increased such that upon the occurrence of an event of default, interest accrues at a rate equal to LIBOR or the prime rate plus 11.25%. No event of default has occurred and interest continues to accrue at LIBOR or the prime rate plus 1.75%;

  •
  the loans and other obligations under the Amended July 2007 Facility are required to be paid upon the receipt by us of net proceeds from the disposition of certain properties;

  •
  net proceeds in respect of certain casualty and condemnation events affecting certain properties are required to be applied towards the prepayment of the loan;

  •
  except for certain permitted sales, dispositions and distributions, we are prohibited from selling or transferring property and making equity issuances without lender consent;

  •
  except for certain permitted payments and distributions, we are restricted from making payments of cash or other property in respect of other indebtedness without lender consent;

  •
  the requirement that we manage at least 90% of our properties was revised to permit the Management Joint Venture or one of its indirect or direct subsidiaries to also act as manager of such properties;

  •
  certain of our parent entities covenanted to take and avoid taking certain actions with respect to us (e.g. entering into any agreement that limits our flexibility, or grants lender consent rights, with respect to the sale of Company assets, obtaining guaranties from us with respect to parent debt, pledging assets of the Company in favor of parent's creditors, and permitting us to transfer assets to our parent entities), and a breach of such covenants was made an event of default under the Supplement to the Amended July 2007 Facility; and

  •
  release of the parent company guaranty under that certain Guaranty Agreement, dated July 31, 2007, by and among CPT Manager Limited, as a responsible entity of the Centro Property Trust ("CPT"), and Centro Properties Limited ("CPL") as guarantors in favor of Bank of America, N.A., as administrative agent.

        In addition to the foregoing modifications, the Supplement to the Amended July 2007 Facility contains representations, warranties and covenants customary for financings of this type. We have also agreed to put in place an interest rate cap with respect to the debt under the Amended July 2007 Facility. A full description of the Amended July 2007 Facility can be found under the section "Description of the Amended July 2007 Facility."

  Second Amended and Restated Super Bridge Loan

        On December 15, 2008, Super LLC, our sole and managing member, entered into a letter agreement (the "Prior Super Bridge Loan December 2008 Extension Agreement") modifying and waiving various provisions of the amended and restated loan agreement it entered into on August 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent, for an approximate amount of $2.6 billion (the "Prior Super Bridge Loan"). The Prior Super Bridge Loan December 2008 Extension

Agreement, among other things, extended the maturity date of the Prior Super Bridge Loan to January 15, 2009. As of December 31, 2008, the approximate outstanding balance of the Prior Super Bridge Loan was $1.9 billion.

        On January 15, 2009, Super LLC entered into a second amended and restated loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the Prior Super Bridge Loan with an approximate outstanding balance of $1.9 billion (the "Super Bridge Loan"). Proceeds from distributions from the Residual Joint Venture (as described below), that were funded with borrowings from the Residual Credit Facility (as described below) were used to repay $133.5 million of the outstanding balance under the Super Bridge Loan leaving an approximate outstanding balance of $1.75 billion. The maturity date has been extended to December 31, 2010 and the applicable margin of 1.75% remains unchanged from the previously negotiated applicable margin under the Prior Super Bridge Loan. We are not an obligor under the Super Bridge Loan but the Amended July 2007 Facility will cross-default upon any default of the Super Bridge Loan.

  Preston Ridge Facility

        BPR Shopping Center, LLC ("BPR LLC") is a subsidiary of Centro NP Residual Holding LLC (the "Residual Joint Venture"), which is a joint venture between us and Super LLC whereby we own 49% of the non-managing member interest in the Residual Joint Venture and Super LLC owns 51% of the managing member interest in the Residual Joint Venture. On January 15, 2009, BPR LLC entered into an amended and restated loan agreement (the "Amended and Restated Preston Ridge Facility") with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, which amended and restated the $105.0 million credit facility entered into by BPR LLC on February 14, 2008, with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto. The Amended and Restated Preston Ridge Facility, among other things, extended the maturity date to December 31, 2010. The applicable margin under the Amended and Restated Preston Ridge Facility remained unchanged. The Amended and Restated Preston Ridge Facility has an outstanding balance of $105.0 million and no additional amounts may be drawn. The Amended July 2007 Facility will cross-default upon any default of the Amended and Restated Preston Ridge Facility.

  Residual Credit Facility

        On January 15, 2009, certain subsidiaries of the Residual Joint Venture entered into a credit facility (the "Residual Credit Facility") with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which they may borrow up to $370.0 million. The Residual Credit Facility is collateralized by properties that were contributed by us and now owned by the borrowers under the Residual Credit Facility and certain other subsidiaries of the Residual Joint Venture and has a maturity date of December 31, 2010. The Residual Credit Facility is guaranteed by Super LLC, the Residual Joint Venture and Centro NP Residual Holding Sub 1, LLC, a subsidiary of the Residual Joint Venture and the 100% owner of each of the borrowers under the Residual Credit Facility. An initial draw on the Residual Credit Facility in the amount of approximately $150.0 million was used for the repayment of a portion of the Super Bridge Loan, the payment of the DownREIT Partnership Redemption Obligation (as described below) and the payment of the Secured Term Loan Payments (as described below). The remaining proceeds of the Residual Credit Facility may be used for development and redevelopment of certain properties, the payment of certain maturing debt and general corporate cash needs. However, we do not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or to distribute the proceeds therefrom. A full description of the Residual Credit Facility can be found under "Description of the Residual Credit Facility." Further discussion of the contribution of our assets to the Residual Joint Venture can be found under "Residual Joint Venture."

  DownREIT Redemption Right

        Following receipt of redemption notices from twelve limited partners, the DownREIT Partnership entered into agreements (the "ERP Redemption Agreements") in June 2008 with the twelve limited partners with respect to the redemption of each such limited partner's outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the "DownREIT Partnership Redemption Obligation"). On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its then outstanding remaining Class A Preferred Units and electing to retain such units. On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009. Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units. Such units were redeemed in exchange for the fee interest in a property. As of December 31, 2008, no other limited partners with Class A Preferred Units have made a redemption election. Such redemption election may be made at any time and we are required to make such redemption on the second to last business day of the quarter in which such election is made, provided that we receive the redemption election at least ten business days prior to such date.

        On January 15, 2009, we paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility. As of December 31, 2008, the DownREIT Partnership Redemption Obligation is shown as a liability of "Redemption Rights" in the balance sheet.

  Extension and Payment of Secured Term Loan Payments

        Secured term loan payments in the aggregate amount of $9.4 million (the "Secured Term Loan Payments") were due to be paid on November 6, 2008, by CA New Plan Venture Fund, LLC, CA New Plan Venture Fund Texas I, L.P., CA New Plan Acquisition Fund, LLC, CA New Plan Acquisition Fund Louisiana, LLC, CA New Plan Venture Direct Investment Fund, LLC and CA New Plan DIF Texas I, L.P. (collectively, the "CA New Plan Entities") in connection with three loan agreements entered into in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007. The CA New Plan Entities entered into amendments on November 5, 2008, December 15, 2008, and January 15, 2009 to their respective loan agreements with Bank of America, N.A. ("Bank of America"), the lender under such loans, extending the payment dates for the $9.4 million due from November 6, 2008 to within five business days of January 15, 2009 in order to permit the Company and Bank of America to discuss global resolutions of such debt together with the other Bank of America debt that came due on January 15, 2009. Proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility were used to pay the secured term loan payments on January 23, 2009. The amendments also extended the maturity dates of the three loan agreements to December 31, 2010.

  Tender Offer

        On February 17, 2009, we commenced a cash tender offer (the "Tender Offer") pursuant to which we offered to purchase any or all of our 7.40% Senior Notes due September 2009 (the "2009 Notes"). The outstanding principal on the 2009 Notes was $150.0 million as of December 31, 2008. Holders who validly tendered and did not validly withdraw their 2009 Notes on or prior to 5:00 p.m., New York City time, on Friday, April 3, 2009 (the "Expiration Date") are eligible to receive $930.00 per $1,000 principal amount of 2009 Notes (the "Tender Consideration"). The deadline for the Tender Offer was initially set to expire on Monday, March 23, 2009, but was subsequently extended to the Expiration Date. Holders of 2009 Notes who validly tender, and do not validly withdraw, their 2009 Notes before the Expiration Date will also receive accrued and unpaid interest on their 2009 Notes purchased pursuant to the Tender Offer from the last interest payment date to, but not including the payment date for the 2009 Notes purchased in the Tender Offer, which will occur on April 8, 2009. The 2009 Notes purchased pursuant to the Tender Offer will be cancelled and retired. It is anticipated that proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC funded from the Residual Credit Facility will be used to pay the bondholders under the Tender Offer.

  New Chief Executive Officer

        On February 27, 2009, Glenn Rufrano relinquished his positions as Chief Executive Officer and President of the Company but retained his position as Chief Executive Officer of Centro Properties Group which is one of our ultimate parent entities. We have appointed Michael Carroll to fill Mr. Rufrano's previous positions as Chief Executive Officer and President of the Company, effective February 27, 2009. Mr. Carroll previously served as Executive Vice President and Chief Operating Officer of the Company since April 20, 2007.

Focused Product Strategy

        Our strategy is to own a quality portfolio of commercial retail properties, primarily community and neighborhood shopping centers, which will provide stable cash flow. We seek to implement this strategy by:

  •
  proactively managing our properties through our property manager;

  •
  redeveloping and upgrading our properties where appropriate and when we have sufficient capital;

  •
  effecting strategic asset dispositions;

  •
  completing our current new development opportunities;

  •
  seeking to reduce risk through geographic, tenant and retail format diversification of our portfolio; and

  •
  achieving a stable financial position.

        By focusing our portfolio primarily on community and neighborhood shopping centers with anchors and other tenants providing "everyday necessities," we believe that our risk due to economic cycles is minimized.

        Our ownership interests in real estate consist of our Consolidated Portfolio, which includes wholly-owned properties and properties consolidated in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") or in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"), and our unconsolidated joint venture portfolio, which includes properties owned by joint ventures in which we have an economic interest. Over time, we have entered into various strategic joint ventures with institutional investors and other partners to generate capital sources for redevelopment, new development and acquisitions, as well as to proactively create an opportunity to earn fees for property management, leasing and other related services. We, together with our joint venture partners, apply similar operating, investing and capital strategies to the portfolios owned by our joint ventures as we do with respect to our Consolidated Portfolio.

Aggressive Management

        We have entered into property management agreements with the Management Joint Venture, which we refer to as our property manager. Our property manager provides fully integrated property management and leasing for our properties as well as redevelopment and development management services. Our property manager proactively manages our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In order to support these efforts, our property manager has eight regional offices and multiple satellite field offices throughout the country, each of which is responsible for managing the leasing, property management and maintenance of properties in its area. Our property manager regularly monitors the physical condition of our properties and the financial condition of our tenants. We, and our property manager, remain focused on enhancing our collective property management skills and internal capabilities, systems and infrastructure.

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

Redevelopment and Outparcel Development of Properties

        During 2008, we completed eight redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $18.6 million. Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 13 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $161.4 million. In addition, we develop outparcels of properties in our Consolidated Portfolio and during the year ended December 31, 2008, we completed one outparcel development project, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $5.6 million. Currently, there are no outparcel developments in the pipeline in our Consolidated Portfolio. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contribution from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. However, we do not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or to distribute the proceeds therefrom. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such redevelopment and outparcel development of properties. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance the balance of these obligations following exhaustion of the Residual Credit Facility.

New Development of Properties

        We selectively entered into new development opportunities. These projects were driven by tenant demand, and as such, we generally have a lease executed with the anchor tenant prior to investing substantial capital. Such activity enhances our relationships with our anchor tenants by demonstrating our ability to serve their growth needs. Currently we are only completing our current new development opportunities and are not seeking out new development opportunities.

        Our current new development pipeline in our Consolidated Portfolio is comprised of two projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $74.5 million. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance the balance of these obligations following exhaustion of the Residual Credit Facility.

        Under certain agreements governing our joint venture investments, our joint ventures may make capital calls upon the joint venture members or partners to fund certain costs of operation. In connection with the Supplement to the Amendment July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance any obligations following exhaustion of the Residual Credit Facility.

Acquisition of Properties

        During the period from April 5, 2007 through December 31, 2007, we acquired land immediately adjacent to a property owned by us (Land at Victory Square), the remaining 75% interest in a shopping center in which we owned the other 25% (The Centre at Preston Ridge which was subsequently transferred to the Residual Joint Venture in March 2008) and one land parcel. We also acquired the remaining 90% interests in real estate assets of three of our joint ventures in which we owned the other 10% of each real estate asset through the joint ventures (CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC) in November 2007. Combined, these joint ventures owned a total of 18 properties. During the period from January 1, 2007 through April 4, 2007, our predecessor acquired one shopping center (Stewart Plaza) and one land parcel. The acquisitions were completed in separate transactions during 2007 for an aggregate purchase price of approximately $398.0 million and were comprised of properties located within our existing regional concentrations. During 2008, we did not acquire any additional properties. Until such time as we are able to put in place an appropriate liquidity facility or raise additional capital, we do not presently have the means to acquire additional properties in our Consolidated Portfolio.

        During 2008, we expanded our joint venture portfolios by acquiring, together with our joint venture partners, three properties for an aggregate purchase price of approximately $40.8 million. Until such time as we are able to raise additional capital, we do not presently have the means to acquire additional properties in our consolidated or joint venture portfolios.

Disposition of Properties

        We generally hold our properties for investment and the production of rental income and not for sale to customers or other buyers in the ordinary course of our business. However, to maximize value, our property manager continually analyzes each asset in our portfolio and identifies those properties that can be sold or exchanged in light of prevailing market conditions and the particular characteristics of each property. Through this strategy, we seek to continually update our core property portfolio by disposing of properties that have limited growth potential or are not a strategic fit within our overall portfolio. We also consider our liquidity needs in determining whether dispositions may be warranted.

Based on our currently budgeted liquidity needs, we may need to dispose of certain assets to fund our operations. In addition, we may engage from time to time in like-kind property exchanges, which allow us to dispose of properties and redeploy proceeds in a tax efficient manner.

Residual Joint Venture

        In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member. Through a number of contributions and distributions, we contributed 49% of our interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture. Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture. Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.

        On January 15, 2009, we executed a contribution, distribution and assignment agreement (the "January 2009 Contribution Agreement") together with Super LLC, the Residual Joint Venture and Centro NP Residual Holding Sub 1, LLC, and certain of our wholly-owned subsidiaries. Pursuant to the January 2009 Contribution Agreement, we contributed 49% of our interest in certain subsidiaries owning 48 real properties with an approximate fair market value of $513.4 million to the Residual Joint Venture. We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. The Residual Joint Venture then contributed its interest in the transferred entities to Centro NP Residual Holding Sub 1, LLC. Following these transactions, we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.

Portfolio Diversification

        We seek to reduce risk through diversification achieved by the geographic distribution of our properties, the breadth of our tenant base and the balanced mix of both community and neighborhood shopping centers. As a result, the largest shopping center in our Consolidated Portfolio, as a percent of our total Consolidated Portfolio annualized base rent ("ABR"), is just 2.8% of our total Consolidated Portfolio ABR and the ten largest tenants in our Consolidated Portfolio account for 19.0% of our total Consolidated Portfolio ABR. Our properties are strategically located across 28 states. By owning both community shopping centers and neighborhood shopping centers we are able to offer convenience shopping for the day-to-day needs of consumers, as well as a broad range of general merchandise.

Competition

        We face considerable competition in the leasing of real estate, which is a highly competitive market. We compete (through our property manager) with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. We believe that the principal competitive factors in attracting tenants in our market areas are location, price, co-tenants and physical conditions of our properties. In this regard, our property manager proactively manages and, where and when appropriate, redevelops and upgrades, our properties, with an emphasis on maintaining high occupancy rates and a strong base of nationally and regionally recognized anchor tenants, as well as local specialty tenants, that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of properties, and the local knowledge and market intelligence of our regional operating system, make us attractive to national, regional and local retailers.

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

Employees

        As of December 31, 2008, we had no employees. Our operations are managed by the Management Joint Venture.

Available Information

        We have previously filed periodic reports and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC's public reference room at 100 F Street, N.E. Washington, D.C. 20549 or at the SEC's internet site address at http://www.sec.gov. Information related to the operation of the SEC's public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

        We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.    During 2009, we have an aggregate of $188.5 million of mortgage debt, notes payable and credit facilities scheduled to mature, $19.3 million of scheduled mortgage amortization payments and a $9.4 million required loan paydown. If principal payments on debt due at maturity cannot be refinanced, extended or paid, we will be in default under our debt obligations, and we may be forced to dispose of properties on disadvantageous terms. Such defaults may in turn cause cross defaults in certain of our or our affiliates' other debt obligations.

        In addition, because we are no longer permitted to make draws under our Amended July 2007 Facility and because of the restrictions imposed on us by the Amended July 2007 Facility, the Super Bridge Loan, the Residual Credit Facility and the Indentures, we may not be able to repay or refinance short-term debt obligations that comes due. Until such time as we are able to incur additional indebtedness, put in place an appropriate liquidity facility, raise additional capital or receive distributions from the Residual Joint Venture and/or contributions from our parent, we may be unable to refinance our short-term debt obligations on favorable terms or at all. Also, due to financial constraints of our ultimate Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

        In connection with our refinancing difficulties, our credit ratings are all below investment grade. Standard & Poor's current rating is CCC+; CreditWatch with developing implications. Fitch's current ratings is CCC; rating watch negative. Moody's current rating is Caa1 and under review for possible downgrade. There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Facility.

        Furthermore, under certain agreements governing our joint venture investments, our joint ventures may make capital calls upon the joint venture members or partners to fund certain costs of operation. Capital calls by a joint venture could increase our short-term liquidity obligations. If we are unable to satisfy our obligations pursuant to a capital call, we will be in breach of the agreement governing the particular joint venture.

        We may need to dispose of a number of properties in order to meet our currently budgeted liquidity needs.    Based on our currently budgeted liquidity needs, we may need to dispose of certain assets to fund our operations. Because we are no longer permitted to make draws under our Amended July 2007 Facility and because of the restrictions imposed on us by the Amended July 2007 Facility, the Super Bridge

Loan, the Residual Credit Facility and the Indentures which, among other things, prohibit us from incurring additional indebtedness, if we are unable to complete such asset sales, we may not be able to meet our liquidity needs. In addition, due to certain repayment obligations under the Amended July 2007 Facility, proceeds from the disposition of properties may not be available to meet other liquidity needs.

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

        Cross-default provisions in our borrowing arrangements increase the consequences of a default.    The Amended July 2007 Facility will cross default upon any default under the Super Bridge Loan, the Residual Credit Facility, the Amended and Restated Preston Ridge Facility or other property debt. Accordingly, should an event of default occur under any of these debt agreements, we face the prospect of being in default under each of such debt instruments to which we are an obligor. Although we are not an obligor under the Super Bridge Loan, the Residual Credit Facility, or the Preston Ridge Facility, a default by any of the obligors pursuant to any of these debt facilities (through non-payment upon maturity, among other things) would, pursuant to the cross-default provisions, trigger a default under the Amended July 2007 Facility. In addition, any defaults or foreclosures under our mortgage debt outstanding could expose us to the possibility of cross-defaults under our obligations under the Indentures or the Amended July 2007 Facility. Our parent's pledge of its ownership interest in us may expose us to possible claims of default in certain of our mortgage debt outstanding, which, if demand for payment is made by the lenders, could cause cross-defaults in certain of our other debt. In the event of a cross-default, we might not be able to obtain alternative financing for the defaulted obligations or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us. There are currently no instances of default of debt obligations where cross-default provisions exist with certain debt obligations.

        There are default and cross-default provisions in our borrowing arrangements which may be triggered by actions that could be taken (or which are not taken) by entities that we do not control.    The Amended July 2007 Facility has several events of default that may be triggered by actions taken (or not taken) by our direct and indirect equity owners and by their other subsidiaries. In addition, the Amended July 2007 Facility will cross-default upon any default under the Super Bridge Loan, the Residual Credit Facility and the Amended and Restated Preston Ridge Facility. As we do not control our equity owners or the obligors under the Super Bridge Loan, the Residual Credit Facility or the Preston Ridge Facility, our liquidity and financial condition may be materially and adversely affected by actions that are not within our control.

        We are limited to financing any liquidity requirements from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility, and we may be unable to finance such liquidity requirements after exhaustion of the Residual Credit Facility.    We have historically met our short-term liquidity requirements with cash generated from operations and borrowings under our credit facilities. Our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt and capital expenditures incurred in our development and redevelopment projects. Our current new development pipeline in our Consolidated Portfolio is comprised of two projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $74.5 million. Our current redevelopment pipeline in our Consolidated Portfolio is comprised of 13 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $161.4 million. We presently have $14.6 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for projects in our joint venture portfolio.

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties and redevelopment or development projects that we undertake at our properties.

        Because we are no longer permitted to make draws under our Amended July 2007 Facility and certain of our or our affiliates' debt agreements currently prohibit us from incurring additional indebtedness, we are presently limited to financing any liquidity requirements from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. However, we do not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or to distribute the proceeds therefrom. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such obligations. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance the balance of these obligations following exhaustion of the Residual Credit Facility.

        Our financial covenants will restrict our operating and acquisition activities.    The Amended July 2007 Facility and the Indentures contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured debt, make dividend payments, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Due to covenants in the Amended July 2007 Facility, Super Bridge Loan, Residual Credit Facility and our Indentures, we are presently unable to incur additional indebtedness and this restriction will limit our flexibility in restructuring our existing indebtedness.

        Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.    As of December 31, 2008, we had approximately $400.4 million of mortgage debt outstanding, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss. Also, certain of our mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

        The matters discussed herein under "Recent Developments" have also made it difficult for us to refinance property level debt in the ordinary course, and we were required to pay higher interest rates on certain property level debt because we were unable to refinance such debt.

        Our degree of leverage could limit our ability to obtain additional financing and adversely affect our business and financial condition.    The following should be considered with reference to the fact that regardless of our degree of leverage, due to covenants in certain of our indebtedness, we are presently unable to incur additional indebtedness. Our organizational documents do not contain any limitation on the incurrence of debt. The degree of our leverage could have important consequences, including:

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

        Downturns in the retailing industry likely will have a direct impact on our performance.    Our properties consist of community and neighborhood shopping centers and other retail properties. Our performance therefore is linked to economic conditions in the market for retail space generally, and a decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been adversely affected by weakness in national, regional and local economies, the adverse financial condition of some retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions worsen, they are likely to further impact market rents for retail space and could adversely affect our business.

        In addition, our concentration in retail properties means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, changes in economic conditions, consumer confidence and terrorist activities. The U.S. economy has recently experienced a financial downturn, with consumer spending on the decline, credit tightening and unemployment rising. Many financial and economic analysts are predicting that the world economy may be entering into a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending. This economic downturn is expected to adversely affect the businesses of many of our tenants. The likelihood that the United States is entering a prolonged recession could adversely affect consumer spending. A further reduction in consumer spending or confidence could have further adverse effects on our results of operations or financial condition.

        Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.    Our performance depends on our ability to collect rent, through our property managers, from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant's leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, our property manager may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of December 31, 2008, our largest tenants were The Kroger Co. and Sears Holdings Corp., the scheduled ABR for which represented 3.5% and 2.5%, respectively, of our total ABR excluding our pro rata share of ABR generated by properties owned by unconsolidated joint ventures.

        We are unable to collect balances due from an increasing number of tenants in bankruptcy and face potential adverse effects as a result.    Bankruptcy filings by retailers occur in the course of our operations. We are continually re-leasing vacant spaces resulting from tenant terminations. We have seen a significant increase in tenant bankruptcies in 2008 and current economic conditions suggest this trend could continue or worsen. A bankruptcy filing by or relating to one of our tenants or a lease guarantor bars all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. These tenant or lease guarantor bankruptcies delay our efforts to collect past due balances under the relevant leases, and ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, in many tenant bankruptcies, we recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant. Additionally, the bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

        Current and future development and redevelopment of real estate properties may not yield expected returns and may strain management resources.    We are actively involved in several ongoing redevelopment projects, and a few development projects. We also expect to complete the current new development projects in our pipeline and invest in additional redevelopment projects in the future if financial and market conditions warrant it.

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

        If any of these problems occur, overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which will result in reduced returns, or even losses, from such investments. In addition, we may not have sufficient liquidity to fund such projects and delays in the completion of a development or redevelopment project may provide various tenants the right to withdraw from a property.

        In connection with the Supplement to the July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development and redevelopment costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or complete certain asset sales, we may be unable to finance further development and redevelopment following exhaustion of the Residual Credit Facility.

        Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners' financial condition.    In some of our joint ventures, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development or redevelopment project, including the following:

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

        As of December 31, 2008, we had approximately $673.1 million of investments in and advances to ten unconsolidated joint ventures that own an aggregate of 257 properties. The largest of these investments is our investment in the Residual Joint Venture. We have a 49% equity interest in the Residual Joint Venture. Our investment in the Residual Joint Venture is subject to the risks described above for jointly owned investments. As of December 31, 2008, this joint venture was comprised of 110 stabilized assets and three assets undergoing redevelopment.

        Potential continued deterioration of investments in / advances to unconsolidated joint ventures.    With the potential continued negative outlook over the US retail real estate markets and also potential decreases in risk free rates pertaining to long term debt, there is a risk of continued deterioration of the value of our investments in / advances to unconsolidated joint ventures. This may result in further impairments of the carrying value of our investments in / advances to unconsolidated joint ventures in addition to the $63.8 million impairment recorded by us that was deemed to be an other than temporary impairment for the year ended December 31, 2008.

        We currently do not have any plans to undertake any additional investments in / advances to unconsolidated joint ventures other than those which we are contractually obligated to make to our current investments in / advances to unconsolidated joint ventures.

        Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.    Real estate property investments generally cannot be disposed of quickly. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinance of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Recently, it has become increasingly more difficult to dispose of real estate properties due to the downturn in the U.S. economy and the limited availability of credit. Additionally, based on our currently budgeted liquidity needs, we may need to dispose of certain assets in order to fund our operations but are limited by certain of our debt agreements as to the aggregate value of the assets we may dispose of. This requirement may require us to dispose of properties on less than favorable terms. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial position.

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

        We currently have variable rate debt obligations, which could be substantial in the future and may impede our operating performance and put us at a competitive disadvantage.    As of December 31, 2008, we had approximately $487.7 million of outstanding floating rate debt not subject to any form of interest rate cap, maturing at various times up to September 1, 2011. In connection with the Supplement to the Amended July 2007 Facility, we are presently not permitted to make draws under our Amended July 2007 Facility. Furthermore, the rates on our variable rate indebtedness increase when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future. Increases in interest rates would increase our interest expense not subject to interest rate cap, which would adversely affect cash flow and our ability to service debt.

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

        We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.    Through our property manager, we compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2008, leases were scheduled to expire on a total of approximately 13% of the space at our properties (excluding our pro rata share of properties owned by unconsolidated joint ventures) through 2009. Our property manager may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

        Our ability to continue as a going concern.    As a result of the liquidity risk factors discussed above, specifically our reliance upon funding provided by an entity that we do not control; current prohibition upon our ability to incur further indebtedness; the existence of restrictions upon operations which increase the risk of default and cross-default of existing debt, combined with the continued liquidity issues of our ultimate parents, there is substantial doubt about our ability to continue as a going concern.

        The half yearly financial statements of our ultimate parents, CPL and CPT, which were lodged with Australian regulatory bodies on February 26, 2009 included discussion of significant uncertainty (equivalent to substantial doubt) about those entities ability to continue as a going concern.

        We have obtained extension of our existing debt facilities, and during the period to the maturity of these facilities we will be working with management of our ultimate parent investors and our lenders to restructure and address our liquidity issues.

Item 1B.    Unresolved SEC Staff Comments

        Not applicable.

Item 2.    Properties

        The following table sets forth certain information as of December 31, 2008 regarding our Consolidated Portfolio properties on a state-by-state basis:

State	Number of Properties	Percent Leased	GLA(1)	Percent of Scheduled ABR(2)
Alabama	3	28%	321,166	0.2%
Arizona	1	79%	249,694	0.9%
California	7	96%	1,074,692	5.1%
Colorado	3	90%	494,275	2.3%
Florida	20	88%	3,318,461	12.6%
Georgia	16	86%	1,963,192	5.1%
Illinois	4	86%	462,040	1.6%
Indiana	5	88%	684,692	1.6%
Iowa	1	92%	240,708	0.4%
Kentucky	6	94%	1,210,234	4.2%
Louisiana	3	83%	524,612	1.1%
Maryland	2	54%	243,568	0.7%
Michigan	9	84%	1,306,975	5.0%
Mississippi	1	98%	112,148	0.2%
Nevada	1	55%	167,296	0.4%
New Jersey	6	96%	744,586	3.5%
New Mexico	1	100%	48,000	0.2%
New York	12	90%	1,687,227	8.0%
North Carolina	4	73%	518,779	1.0%
Ohio	20	77%	3,722,725	9.3%
Oklahoma	1	75%	186,851	0.5%
Pennsylvania	8	91%	1,720,053	7.7%
Rhode Island	1	93%	148,126	0.6%
South Carolina	3	84%	787,794	2.1%
Tennessee	7	89%	1,372,340	3.9%
Texas	53	91%	6,018,279	20.2%
Virginia	4	77%	520,458	1.2%
Wyoming	1	84%	155,022	0.4%

	203	86%	30,003,993	100.0%

(1)
GLA represents gross leasable area in square feet.

(2)
ABR represents 2008 scheduled ABR based on contractual minimum lease payments as of December 31, 2008.

        Of the 203 properties in our Consolidated Portfolio, 199 properties are held in fee simple, and four properties are held pursuant to ground leases, which ground leases constitute an aggregate of 0.5 million rentable square feet and expire between 2027 and 2031.

        As of December 31, 2008, we owned interests in 456 properties, including 257 properties held through unconsolidated joint ventures. The following table sets forth certain information as of

December 31, 2008 regarding our properties on a state-by-state basis, and includes our pro rata share of unconsolidated joint venture properties:

State	Number of Properties	Percent Leased	GLA(1)	Percent of Scheduled ABR(2)
Alabama	8	68%	1,623,436	0.7%
Arizona	5	91%	804,791	1.0%
Arkansas	1	60%	129,897	0.0%
California	14	94%	2,256,369	4.8%
Colorado	6	92%	1,484,159	2.1%
Connecticut	14	91%	2,156,605	0.9%
Florida	40	91%	6,742,800	11.6%
Georgia	36	90%	5,024,416	5.6%
Illinois	14	91%	2,592,789	3.6%
Indiana	12	89%	1,885,624	2.2%
Iowa	2	92%	510,173	0.3%
Kansas	2	92%	267,486	0.2%
Kentucky	15	94%	2,930,637	3.7%
Louisiana	4	87%	624,850	0.7%
Maine	2	100%	274,026	0.0%
Maryland	2	54%	243,568	0.5%
Massachusetts	6	90%	739,334	0.5%
Michigan	23	85%	3,669,205	4.8%
Minnesota	7	98%	1,021,806	1.4%
Mississippi	3	99%	279,869	0.2%
Missouri	3	97%	446,948	0.4%
Nevada	5	86%	826,513	0.7%
New Hampshire	3	91%	369,385	0.2%
New Jersey	8	97%	928,624	2.6%
New Mexico	2	100%	176,712	0.1%
New York	24	94%	4,164,067	7.3%
North Carolina	17	90%	2,744,833	2.1%
Ohio	34	83%	6,326,568	7.9%
Oklahoma	2	87%	481,464	0.6%
Pennsylvania	14	94%	2,841,358	5.7%
Rhode Island	1	93%	148,126	0.4%
South Carolina	7	90%	1,215,471	1.8%
Tennessee	19	94%	3,486,817	4.4%
Texas	82	92%	10,470,648	18.5%
Virginia	14	89%	1,806,953	1.7%
Vermont	1	97%	224,514	0.2%
West Virginia	3	99%	357,606	0.0%
Wisconsin	4	88%	646,244	0.3%
Wyoming	1	84%	155,022	0.3%

	460	90%	73,079,713	100.0%

(1)
GLA represents gross leasable area in square feet.

(2)
ABR represents 2008 scheduled ABR based on contractual minimum lease payments as of December 31, 2008.

        The following table sets forth a schedule of lease expirations for leases in place within our Consolidated Portfolio as of December 31, 2008 for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term.

	Number of Leases Expiring	Leased GLA	Percent of Total ABR
2009	761	3,525,450	13.1%
2010	581	3,581,044	13.7%
2011	549	3,126,411	11.9%
2012	438	2,923,200	12.1%
2013	358	2,806,309	10.2%
2014	139	1,618,349	5.7%
2015	103	1,558,743	7.0%
2016	87	1,284,798	5.2%
2017	73	1,301,990	5.6%
2018+	202	3,947,337	15.6%

	3,291	25,673,631	100.0%

Item 3.    Legal Proceedings

        We are not presently involved in any material litigation arising outside the ordinary course of our business. However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Super LLC, our sole security holder, during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As a result of the merger transaction described in Item 1 of this Annual Report on Form 10-K, the Common Stock of New Plan ceased to be outstanding as of April 20, 2007, and was accordingly de-listed under Section 12 of the Exchange Act. We do not issue common stock.

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

	Company		Predecessor
	Year ended December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Rental revenues:
Rental income	$309,087	$301,426	$89,602	$324,897	$348,607	$356,330
Percentage rents	3,854	2,377	2,137	4,747	5,622	5,810
Expense reimbursements	79,283	76,897	26,959	98,910	95,169	89,999
Fee income	26,452	21,952	8,832	16,660	10,957	4,797

Total rental revenues	418,676	402,652	127,530	445,214	460,355	456,936
Expenses:
Operating costs	77,364	58,154	21,031	69,856	72,454	76,091
Real estate taxes	51,190	46,454	16,666	57,753	62,477	56,572
Depreciation and amortization	197,179	184,019	25,026	86,012	87,224	83,892
Provision for doubtful accounts	4,995	3,109	3,397	7,549	10,046	8,667
Impairment of real estate	229,934	27,775	—	—	859	43
Impairment of goodwill and other intangibles	173,536	547,635	—	—	—	—

General and administrative	25,938	20,531	51,932	28,674	26,359	17,675

Total expenses	760,136	887,677	118,052	249,844	259,419	242,940

(Loss) income before real estate sales, minority interest and other income and expenses	(341,460)	(485,025)	9,478	195,370	200,936	213,996
Other income and expenses:
Interest, dividend and other income	3,122	4,724	1,524	4,016	4,211	3,631
Equity in income of unconsolidated ventures	(10,778)	2,576	974	5,143	4,046	2,378
Impairment of investments accounted for under the equity method	(63,778)	—	—	—	—	—
Interest expense	(100,195)	(78,332)	(26,691)	(93,569)	(117,357)	(105,301)
Minority interest in income of consolidated partnership and joint ventures	(4,490)	(5,956)	(297)	(745)	(5,953)	(796)

(Loss) income from continuing operations	(517,579)	(562,013)	(15,012)	110,215	85,883	113,908

Discontinued operations:
Results of discontinued operations	(108)	2,597	1,939	11,260	15,745	20,041
(Loss) gain on sale of discontinued operations	(2,935)	—	2,464	14,648	17,788	(1,139)
Impairment of real estate held for sale	(30,168)	(5,216)	—	(907)	—	(88)

(Loss) income from discontinued operations	(33,211)	(2,619)	4,403	25,001	33,533	18,814

(Loss) income before gain on sale of real estate	(550,790)	(564,632)	(10,609)	135,216	119,416	132,722
Gain on sale of real estate	—	—	—	1	186,908	1,218

Net (loss) income	$(550,790)	$(564,632)	$(10,609)	$135,217	$306,324	$133,940

Net (loss) income available to common stock—basic	—	—	$(22,688)	$113,251	$284,436	$112,470

Net (loss) income available to common stock—diluted	—	—	$(22,391)	$113,996	$289,506	$113,266

Basic (loss) earnings per common share:
(Loss) earnings per share—continuing operations	—	—	$(0.26)	$0.85	$2.43	$0.96
Earnings per share—discontinued operations	—	—	0.04	0.24	0.32	0.19

Basic (loss) earnings per common share	—	—	$(0.22)	$1.09	$2.75	$1.11

Diluted (loss) earnings per common share:
(Loss) earnings per share—continuing operations	—	—	$(0.24)	$0.82	$2.40	$0.92
Earnings per share—discontinued operations	—	—	0.04	0.23	0.31	0.18

Diluted (loss) earnings per common share	—	—	$(0.20)	$1.05	$2.71	$1.10

Average shares outstanding—basic	—	—	103,355	104,102	103,393	100,894
Average shares outstanding—diluted	—	—	109,558	108,814	106,834	103,345
Other Data:
Distributions per common share(1)	—	—	$0.6250	$1.25	$4.45	$1.65

	Company		Predecessor
	2008	2007	2006	2005	2004
Balance Sheet Data as of the End of Each Year:
Net real estate	$2,838,165	$3,904,430	$3,135,547	$3,016,262	$3,559,763
Total assets	4,157,389	5,625,130	3,534,899	3,369,762	3,831,742
Debt, net(2)	1,775,634	1,831,546	1,834,360	1,644,881	1,996,319
Total liabilities	2,131,035	2,370,361	2,032,677	1,820,717	2,160,797
Minority interest in consolidated partnership and joint Ventures	28,090	86,210	57,485	57,659	30,784
Total members' capital/stockholders' equity	1,998,264	3,168,559	1,444,737	1,491,386	1,640,161

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

        On April 20, 2007, New Plan, together with us, MergerSub, and DownREIT Acquisition completed the Mergers. Immediately following the Merger, on April 20, 2007, and in connection with the Liquidation, (a) all of New Plan's assets were transferred to us, and we assumed all of its liabilities, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive cash liquidating distributions in accordance with their terms, and (c) all shares of common stock of New Plan were cancelled. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 with the SEC pursuant to which it terminated its reporting obligations under the Exchange Act with respect to its common stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

        In connection with the Mergers, us, New Plan Realty Trust, LLC (as successor to New Plan, but only with respect to the 1999 Indenture) and the trustee under the Indentures entered into the Supplemental Indentures to the Indentures, each dated as of April 20, 2007, by and between New Plan and the Trustee. The Supplemental Indentures each provide for us to assume all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger with respect to the notes issued under the Indentures (the "Notes").

        As the successor obligor on the Notes, we intend to continue to file with the SEC any annual reports, quarterly reports and other documents that we are required to file with the SEC to the extent required under the Indentures governing the Notes.

        All references to "we," "us," "our," "ours," or the "Company" in this report refer to Centro NP LLC and its wholly-owned and majority owned subsidiaries and consolidated entities as of, or subsequent to, April 5, 2007, unless the context indicates otherwise. All references to our "predecessor" or "New Plan" in this report refer to New Plan Excel Realty Trust, Inc. and its wholly-owned and majority owned subsidiaries and consolidated entities as it existed prior to April 5, 2007, unless the context indicates otherwise.

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

  Revenue Recognition

        We recognize rental revenue on a straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "deferred rent receivable" on our consolidated balance sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. Leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses. Rental income also includes lease termination fees.

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

        The SEC's Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB 104"), provides guidance on the application of GAAP to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with GAAP and SAB 104.

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

        When assets are identified by management as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets that we have identified for sale is less than the net book value of the assets, a valuation allowance is established. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.

        When we make subjective assessments as to whether there are impairments in the value of our real estate properties, such assessments have a direct impact on our net income, because taking an impairment results in an immediate negative adjustment to net income. We also make subjective assessment as to whether there are any other than temporary impairments on the value of our investments in / advances to unconsolidated joint ventures. Such assessments have the same impact as discussed above in relation to impairment of real estate properties.

        We are required to make subjective assessment as to the terminal growth rates used and the discount rates applied as part of our impairment analysis of the goodwill balance. The analysis is also based upon management's best estimate of forecast cashflows that are expected to be derived in the future. These assessments have a direct impact on the determination of the impairment charge, and therefore our net loss. For example, if we were to increase the discount rate or decrease the terminal growth rate used, this would reduce the net present value of our estimated future cashflows and therefore increase the goodwill impairment charge.

        The assumptions used in calculating our goodwill impairment charge are consistent with those assumptions applied by our ultimate parent investors, CPL and CPT, when assessing the impairment of their investment in us.

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141(R).

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of adopting SFAS No. 160.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, ("SFAS No. 161") which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We is currently assessing the impact the adoption of SFAS No. 161 will have on we.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We will adopt this interpretation on January 1, 2009, as required, and management is still evaluating the impact on the our Consolidated Financial Statements.

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("EITF 03-6-1"), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. All prior-period earnings per share data presented are to be adjusted retrospectively. We is currently assessing the impact the adoption of EITF 03-6-1 will have on our financial position and results of operations, but note that this adoption will only impact the comparative financial information.

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

        During the period from April 5, 2007 through December 31, 2007, we acquired a parcel of land immediately adjacent to a property owned by us (Land at Victory Square), the remaining 75% interest in a shopping center in which we owned the other 25% (The Centre at Preston Ridge), one land parcel and the remaining 90% interests in three of our joint ventures in which we owned the other 10% of each of the joint ventures (CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, LLC and CA New Plan Direct Investment Fund, LLC) (collectively, "Company Acquisitions"). During the period from January 1, 2007 through April 4, 2007, our predecessor acquired one shopping center (Stewart Plaza) and one land parcel (collectively, "Predecessor Acquisitions" and, together with Company Acquisitions, the "2007 Acquisitions").

        In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member. In connection with the formation of the joint venture, we contributed 49% of our interest in certain subsidiaries, owning 18 real properties to this joint venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture. Following these transactions, we owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture. In November 2007, we contributed 49% of our interest in certain additional subsidiaries, owning 25 real properties to this joint venture (together with the contribution of the 18 properties described above, the "Residual Joint Venture Transaction"). We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture. Following these transactions, we continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture.

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

        In accordance with the provisions of FIN 46 and EITF 04-5 our and our predecessor's consolidated results of operations for the year ended December 31, 2008, the period from April 5, 2007 through December 31, 2007, the period from January 1, 2007 through April 4, 2007, and the year ended December 31, 2006 include the results of operations of certain of our joint ventures (collectively, "Consolidation Adjustments"), as applicable.

        In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our and our predecessor's Consolidated Statements of Income and Comprehensive Income. Therefore, results of operations from prior periods have been restated to reflect the current pool of disposed of or held for sale assets.

Results of operations for the twelve months ended December 31, 2008 (the Company), for the period from April 5, 2007 through December 31, 2007 (the Company), and the period from January 1, 2007 through April 4, 2007 (the Predecessor)

  Rental Revenues:

        Rental income was $89.6 million for the period from January 1, 2007 through April 4, 2007, $301.4 million for the period from April 5, 2007 through December 31, 2007 and $309.1 million for the year ended December 31, 2008.

  •
  The following significant factors caused material changes in the rental income of the Company:

  •
  2007 Acquisitions, which increased rental income by approximately $15.4 million

  •
  Net increases in rental rates, which increased rental income by approximately $7.6 million

  •
  Increased amortization of below market leases, which leases were recorded at fair value upon completion of the purchase accounting analyses by the Company in connection with the Merger, which increased rental income by approximately $2.7 million

  •
  Decreased lease settlement income, which decreased rental income by approximately $1.8 million

  •
  The Residual Joint Venture Transactions, which decreased rental income by approximately $107.7 million

  •
  The following significant factor caused material changes in the rental income of the Predecessor:

  •
  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

        Expense reimbursements were $27.0 million for the period from January 1, 2007 through April 4, 2007, $76.9 million for the period from April 5, 2007 through December 31, 2007 and $79.3 million for the year ended December 31, 2008.

  •
  The following significant factors caused material changes in the expense reimbursements of the Company:

  •
  2007 Acquisitions, which increased expense reimbursements by approximately $3.8 million

  •
  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $28.5 million

  •
  There were no factors that caused material changes in the expense reimbursements of the Predecessor.

  Operating Expenses:

        Real estate taxes were $16.7 million for the period from January 1, 2007 through April 4, 2007, $46.5 million for the period from April 5, 2007 through December 31, 2007 and $51.2 million for the year ended December 31, 2008.

  •
  The following significant factors caused material changes in the real estate taxes of the Company:

  •
  2007 Acquisitions, which increased real estate tax expense by approximately $3.5 million

  •
  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $17.7 million

  •
  There were no factors that caused material changes in the real estate taxes of the Predecessor.

        Depreciation and amortization was $25.0 million for the period from January 1, 2007 through April 4, 2007 and $184.0 million for the period from April 5, 2007 through December 31, 2007 and $197.2 million for the year ended December 31, 2008.

  •
  The following significant factors caused material changes in the depreciation and amortization of the Company:

  •
  Increased depreciation expense on our real estate properties, which properties were recorded at fair value upon completion of the purchase accounting analyses by the

      Company in connection with the Merger, which increased depreciation and amortization by approximately $25.5 million

    •
    2007 Acquisitions, which increased depreciation and amortization by approximately $9.5 million

    •
    An out of period adjustment which increased depreciation and amortization expenses by approximately $6.2 million. The out of period adjustment arose due to our failure in prior periods to write off intangible assets and below market lease liabilities relating to specific tenants (refer to Note 12 for information on the types of intangible assets) who exited prior to lease expiration. A tenant may exit a lease prior to lease expiration due to early lease termination or tenant bankruptcy. We have undertaken an assessment of the impact of the adjustment needed to account for the write off of the intangible assets discussed above and has concluded that recording the adjustment in the results for the year ended December 31, 2008 rather than prior periods is quantitatively and qualitatively not material to the current period. We have also determined that the net depreciation and amortization expense and rental income which were not recorded in the following prior period results are not quantitatively or qualitatively material to our financial statements for the period from April 5, 2007 to December 31, 2007.

    •
    The Residual Joint Venture Transactions, which decreased depreciation and amortization by approximately $49.4 million

    •
    A reduction in the value of the Company's property and asset management rights and other intangibles, due to impairment charges taken by the Company, which decreased the amortization expense associated with such property and asset management rights and other intangible assets, which decreased depreciation and amortization by approximately $4.5 million

        General and administrative expenses were $51.9 million for the period from January 1, 2007 through April 4, 2007 and $20.5 million for the period from April 5, 2007 through December 31, 2007 and $25.9 million for the year ended December 31, 2008.

  •
  The following significant factors caused material changes in the general and administrative expenses of the Company:

  •
  Increased franchise tax expense and related service costs, which increased general and administrative expenses by approximately $6.8 million

  •
  The Management Joint Venture, which decreased general and administrative expenses by approximately $38.2 million

  •
  Decreased expenses associated with the Company's offshore accounting initiatives, which decreased general and administrative expenses by approximately $2.2 million

  •
  The following significant factors caused material changes in the general and administrative expenses of the Predecessor:

  •
  Increased advisory and legal fees incurred by the Predecessor in connection with the Mergers, which increased general and administrative expenses by approximately $22.5 million

  •
  Increased payroll related expenses, primarily attributable to the Predecessor's recognition of compensation expense associated with stock-based compensation which vested in connection with the Merger, which increased general and administrative expenses by approximately $19.2 million

  Other Income and Expenses

        Equity in income (loss) of unconsolidated ventures was $1.0 million for the period from January 1, 2007 through April 4, 2007 and $2.6 million for the period from April 5, 2007 through December 31, 2007 and $(10.8) million for the year ended December 31, 2008.

  •
  The following significant factor caused a material change in the equity in income (loss) of unconsolidated ventures of the Company:

  •
  The formation of the Centro NP Residual Holding LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $3.9 million, due to depreciation and amortization charges, and interest expense.

  •
  The NP/I&G Institutional Retail Company, LLC joint venture, which decreased equity in (loss) income of unconsolidated ventures by approximately $3.7 million, due to depreciation and amortization charges.

  •
  There were no factors that caused material changes in the Predecessor.

        Interest expense was $26.7 million for the period from January 1, 2007 through April 4, 2007 and $78.3 million for the period from April 5, 2007 through December 31, 2007 and $100.2 million for the year ended December 31, 2008.

  •
  The following significant factors caused material changes in the interest expense of the Company:

  •
  2007 Acquisitions, which increased interest expense by approximately $5.7 million

  •
  Increased interest on mortgages, which increased interest expense by approximately $4.7 million

  •
  Decreased capitalized interest with respect to our redevelopment projects, due to decreased project spending, which increased interest expense by approximately $6.0 million

  •
  Costs associated with the Company's refinancing efforts, which increased interest expense by approximately $6.4 million

  •
  The repayment of the $303.4 million note payable to Centro Property Trust, which decreased interest expense by approximately $12.0 million

  •
  Decreased interest on notes payable, which decreased interest expense by approximately $8.4 million

  •
  The repayment of the Tender Facility, which decreased interest expense by approximately $3.5 million

  •
  Decreased financing fees, which decreased interest expense by approximately $2.4 million

  Impairment Charges:

        During twelve months ended December 31, 2008, the Company recorded impairment charges of $229.9 million over its real estate assets. These impairment charges arose due to a decrease in estimated cash flows from the properties over the estimated holding period and changes in holding period probabilities. The changes to the estimated cash flows are attributable to revisions to both the forecast sale prices and operating cash flows of the applicable properties. The changes to the holding period probabilities occurred during the twelve months ended December 31, 2008, due to the Company identifying a number of properties that are likely to be disposed in the short term.

        An impairment charge of $173.5 million of goodwill and other intangibles was also recorded by the Company during the twelve months ended December 31, 2008. This impairment charge was required due to the significant reduction in our and our affiliates' capital streams derived from certain property and funds management services.

        During the twelve months ended December 31, 2008, the Company recorded impairment charges of $63.8 million in relation to its investments in Centro GA America LLC and Centro NP Residual Holding LLC. These charges are the result of an other than temporary loss in value of the Company's investments. The Company has identified that the cause of the other than temporary loss is the decrease in the fair value of the underlying real estate investments of Centro GA America LLC and Centro NP Residual Holding LLC. The decrease in fair value of the underlying real estate is attributable to an increase in market capitalization rates, which are effected by various market trends, particularly the negative economic outlook.

Results of operations for period from April 5, 2007 through December 31, 2007 (the Company), the period from January 1, 2007 through April 4, 2007 (the Predecessor) and the year ended December 31, 2006 (the Predecessor)

  Rental Revenues:

        Rental income was $324.9 million for the year ended December 31, 2006, $89.6 million for the period from January 1, 2007 through April 4, 2007 and $301.4 million for the period from April 5, 2007 through December 31, 2007.

  •
  The following significant factors caused material changes in the rental income of the Company:

  •
  2007 Acquisitions, which increased rental income by approximately $11.4 million

  •
  2006 Acquisitions, which increased rental income by approximately $6.1 million

  •
  Net increases in rental rates and straight-line rent adjustments, which increased rental income by approximately $8.3 million

  •
  Increased lease settlement income, which increased rental income by approximately $3.4 million

  •
  Increased amortization of below market leases, which leases were recorded at fair value by the Company in connection with the Merger, which increased rental income by approximately $37.1 million

  •
  Residual Joint Venture Transaction, which decreased rental income by approximately $3.9 million

  •
  The following significant factors caused material changes in the rental income of the Predecessor:

  •
  2006 Acquisitions, which increased rental income by approximately $3.3 million

  •
  Decreased lease settlement income, which decreased rental income by approximately $3.3 million

        Expense reimbursements were $98.9 million for the year ended December 31, 2006, $27.0 million for the period from January 1, 2007 through April 4, 2007 and $76.9 million for the period from April 5, 2007 through December 31, 2007.

  •
  The following significant factors caused material changes in the rental income of the Company:

  •
  2007 Acquisitions, which increased expense reimbursements by approximately $4.2 million

    •
    2006 Acquisitions, which increased expense reimbursements by approximately $2.4 million

    •
    Residual Joint Venture Transaction, which decreased expense reimbursements by approximately $3.1 million

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

  •
  The following significant factor caused a material change in the fee income of the Predecessor:

  •
  Leasing fee revenue, which increased fee income attributable to the Predecessor by approximately $1.0 million

  Operating Expenses:

        Operating costs were $69.9 million for the year ended December 31, 2006, $21.0 million for the period from January 1, 2007 through April 4, 2007 and $58.2 million for the period from April 5, 2007 through December 31, 2007.

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

  •
  The following significant factors caused material changes in the operating costs of the Predecessor:

  •
  Increased property insurance expense, attributable to higher premiums under our renewed policy, which increased operating costs by approximately $0.5 million

  •
  Increased snow removal costs, primarily attributable to the harsh winter conditions in the Midwest, which increased operating costs by approximately $1.2 million

        Real estate taxes were $57.8 million for the year ended December 31, 2006, $16.7 million for the period from January 1, 2007 through April 4, 2007 and $46.5 million for the period from April 5, 2007 through December 31, 2007.

  •
  The following significant factors caused material changes in the operating costs of the Company:

  •
  2007 Acquisitions, which increased real estate taxes by approximately $3.2 million

  •
  2006 Acquisitions, which increased real estate taxes by approximately $1.9 million

  •
  Residual Joint Venture Transaction, which decreased real estate taxes by approximately $1.3 million

        Depreciation and amortization expense was $86.0 million for the year ended December 31, 2006, $25.0 million for the period from January 1, 2007 through April 4, 2007 and $184.0 million for the period from April 5, 2007 through December 31, 2007.

  •
  The following significant factors caused material changes in the depreciation and amortization of the Company:

  •
  2007 Acquisitions, which increased depreciation and amortization by approximately $6.2 million

  •
  2006 Acquisitions, which increased depreciation and amortization by approximately $4.2 million

  •
  Increased depreciation expense on our real estate properties, which properties were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $13.0 million

  •
  Increased amortization expense associated with amounts paid to acquire certain property and asset management rights, which rights were recorded at fair value by the Company in connection with the Merger, increased depreciation and amortization by approximately $5.2 million

  •
  Increased amortization expense of intangible assets, other than the amounts paid to acquire certain property and asset management rights, which intangible assets were recorded at fair value by the Company in connection with the Merger, which increased depreciation and amortization by approximately $79.6 million

  •
  The following significant factor caused a material change in the depreciation and amortization of the Predecessor:

  •
  2006 Acquisitions, which increased depreciation and amortization by approximately $2.0 million

        During the period from April 5, 2007 through December 31, 2007, the Company recorded an impairment charge of $27.7 million over its real estate assets. This impairment charge is a result of the expected hold period applied by management in relation to our real estate assets, in accordance with SFAS No. 144.

        An impairment charge of $547.6 million of goodwill and other intangibles was also recorded by the Company during the period from April 5, 2007 through December 31, 2007. This impairment charge was required due to the significant reduction in the Company's and its affiliates' forecast cash flow streams derived from certain property and funds management services. Upon announcement of our ultimate parents' liquidity and refinancing position on December 17, 2007, there was a severe market reaction which significantly impaired our and our ultimate parents' ability to continue to grow our funds management business.

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

  Other Income and Expenses:

        Interest expense was $93.6 million for the year ended December 31, 2006, $26.7 million for the period from January 1, 2007 through April 4, 2007 and $78.3 million for the period from April 5, 2007 through December 31, 2007.

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

  •
  Debt issuance costs incurred in connection with the Tender Facility, which increased interest expense by approximately $3.0 million

  •
  Increased borrowings outstanding under the Amended July 2007 Facility, combined with a higher interest rate, which increased interest expense by approximately $9.6 million

  •
  Increased amortization of the premium on mortgages and notes payable, primarily due to fair value adjustments recorded by the Company in connection with the Merger, which decreased interest expense by approximately $4.1 million

  •
  The conversion of $114.8 million of the $115.0 million aggregate principle amount of the 3.75% Convertible Senior Notes, partially offset by the September 2006 Debt Offering, which debt was subsequently redeemed during the three months ended June 30, 2007, which decreased interest expense by approximately $4.8 million

  •
  The repayment of the Amended Secured Term Loan on April 20, 2007, which decreased interest by approximately $6.0 million

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

        As of December 31, 2008, we had approximately $61.5 million in available cash, cash equivalents and marketable securities. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility.

  Short-Term Liquidity Needs

        In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects. During 2009, we have an aggregate of $38.5 million of mortgage debt maturities, $19.3 million of scheduled mortgage amortization payments, $9.4 million of a required loan paydown and $150.0 million of bond maturities. We have already made the required $9.4 million loan paydown. Subsequent to December 31, 2008, we undertook a tender offer to the holders of the 2009 Notes that expire in September 2009. The tender offer involves settlement of the 2009 Notes prior to the expiry date in September 2009 at a value slightly below the principal amount. For those 2009 Note holders that do participate in the tender offer, payment will be made on April 8, 2009. Further information relating to the Tender Consideration is provided at Item 1 under Recent Developments. Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Facility. Due to restrictions contained in the Amended July 2007 Facility and our Indentures, we are prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds to meet our short-term liquidity requirements. In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.

        Refer to Note 12 to the Consolidated Financial Statements for details relating to the total short term debt as of December 31, 2008.

        We derive substantially all of our revenue from tenants under existing leases at our properties. Therefore, our operating cash flow is dependent on the rents that we are able to charge to our tenants, and the ability of these tenants to make their rental payments. We believe that the nature of the properties in which we typically invest—primarily community and neighborhood shopping centers—provides a more stable revenue flow in uncertain economic times because, even in difficult economic times, consumers still need to purchase basic living essentials such as food and soft goods. However, there has been a general economic downturn in the market in which we own properties which has adversely impact the ability of our tenants to make rental payments and our ability to re-lease space on favorable terms as leases expire. In both of these instances, our cash flow has been adversely affected.

        In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. We have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which pro rata share is not expected to be material. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any capital requirements from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such obligations. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance these joint venture obligations following exhaustion of the Residual Credit Facility.

        During 2008, we completed eight redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $18.6 million. In addition, we are developing outparcels of properties in our Consolidated Portfolio and during 2008, we completed one outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the projects, was approximately $5.6 million. Our current redevelopment pipeline in our consolidated portfolio is comprised of 13 projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $161.4 million. Currently, there are no outparcel developments in the pipeline in our Consolidated Portfolio. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance further development and redevelopment in our Consolidated Portfolio following exhaustion of the Residual Credit Facility.

        We also redevelop properties in our joint venture portfolios. During 2008, our joint venture portfolios completed five redevelopment project, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $18.6 million, of which our pro rata share was approximately $8.4 million. Our current joint venture redevelopment pipeline is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $130.8 million, of which our pro rata share will be approximately $14.6 million. In addition, we also redevelop outparcels at properties in our joint venture portfolios and during 2008, our joint venture portfolios completed two outparcel development projects, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $9.5 million, of which our pro rata share was approximately $1.9 million. Our current joint venture outparcel redevelopment pipeline is comprised of one project, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $1.1 million, of which our pro rata share will be approximately $0.6 million. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance further development and redevelopment in our joint venture portfolios following exhaustion of the Residual Credit Facility.

        We regularly incur significant expenditures in connection with the re-leasing of our retail space, principally in the form of tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly, depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the lives of the leases. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any capital expenditures from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such obligations. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to further finance these tenant improvements and leasing commissions following exhaustion of the Residual Credit Facility.

        Due to certain covenants contained in our Amended July 2007 Facility and our Indentures, we are presently unable to incur additional indebtedness, and this restriction will limit our flexibility in restructuring our existing indebtedness (including refinancing indebtedness coming due in 2009). Presently, we are limited to financing any development and redevelopment projects from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sales. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance development and redevelopment costs following exhaustion of the Residual Credit Facility. In addition, due to financing constraints of our Australian parents, it is unlikely that they will be able to make additional equity contributions to alleviate any short-term liquidity issues we may encounter.

  Long-Term Liquidity Needs

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that need to be made periodically at our properties and redevelopment or development projects that we undertake at our properties. Until such time as we are able and permitted to put in place an appropriate liquidity facility, raise additional capital or negotiate the ability to incur additional indebtedness, we do not presently have access to the capital necessary to satisfy these long-term liquidity requirements.

        Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions and covenants imposed by existing lenders. In connection with our refinancing difficulties, our credit ratings are all below investment grade. Standard & Poor's current rating is CCC+; CreditWatch with developing implications. Fitch's current ratings is CCC; rating watch negative. Moody's current rating is Caa1 and under review for possible downgrade. There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Facility. As a result of these downgrades, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

        Although we have obtained extensions of short-term debt to December 31, 2010 that was due to expire on January 15, 2009, we are still working to reduce the level of our long-term debt to address our liquidity issues.

        We are also working on plans to restructure and/or refinance our long-term debt, including the debt that was extended to December 31, 2010. Our ability to do so is restricted by the factors listed above, as well as also being impacted by the current and future condition of the credit market and also the current and future condition of the US retail real estate market.

        We have selectively effected asset sales to generate cash proceeds. During 2008, we generated approximately $106.3 million in gross proceeds through the disposal of non-core and non-strategic properties and approximately $15.0 million from the disposition of certain properties and land parcels held through joint ventures. During 2007, we, and our predecessor, as applicable, generated approximately $21.9 million in gross proceeds through the disposal of non-core and non-strategic properties and approximately $8.2 million from the disposition of certain properties and land parcels held through joint ventures. Our ability to generate cash from asset sales is limited by market conditions. Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive. Our ability to sell assets will also be restricted by certain covenants included in the Amended July 2007 Facility and Indentures.

        The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of December 31, 2008 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt(1)	$1,710,230	$217,255	$724,762	$268,595	$499,618
Capital Lease Obligations	30,266	724	1,454	1,639	26,449
Operating Leases(2)	18,706	849	1,709	1,784	14,364
Redemption Rights(3)	9,386	9,386	—	—	—

Total	$1,768,588	$228,214	$727,925	$272,018	$540,431

(1)
Debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)
Operating leases include ground leases for shopping centers that we operate and our administrative office space.

(3)
The limited partners of the DownREIT Partnership have a redemption right for their Class A Preferred Units which became exercisable starting April 20, 2008. Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions. In June 2008, twelve limited partners entered into the ERP Redemption Agreements with the DownREIT partnership with respect to the DownREIT Partnership Redemption Obligation. On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its then outstanding remaining Class A Preferred Units and electing to retain such units. Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units. Such units were redeemed in exchange for the fee interest in a property. As of December 31, 2008, no other limited partners with Class A Preferred Units have made a redemption election. Such redemption election may be made at any time and we are required to make such redemption on the second to last business day of the quarter in which such election is made, provided that we receive the redemption election at least ten business days prior to such date. On January 15, 2009, we paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture and contributions from our parent that were funded with borrowings from the Residual Credit Facility. As of December 31, 2008, the DownREIT Partnership Redemption Obligation is shown as a liability of "Redemption Rights" in the balance sheet.

        In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility. We are presently considering what our plans will be with respect to satisfying our contractual cash obligations, the balance of which represents the amount maturing under our Amended July 2007 Facility, as well as maturing mortgages and scheduled amortization.

        The following table summarizes certain terms of our existing credit agreements as of December 31, 2008 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of December 31, 2008	Current Interest Rate(1)	Maturity Date
Amended July 2007 Facility(2)	$—	$306,500	LIBOR plus 175 bp	2010
Secured Term Loans	—	173,084	Variable(3)	2009 - 2010

Total Credit Agreements	$—	$479,584

(1)
We incur interest using a 30-day LIBOR rate, which was 0.4% at December 31, 2008.

(2)
We are presently (and were as of December 31, 2008) unable to make draws on our Amended July 2007 Facility. Under the terms of the Amended July 2007 Facility, we incur an annual facility fee of 22.5 basis points on this facility. The Amended July 2007 Facility is scheduled to mature on December 31, 2010. Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)
We incur interest using a 30-day LIBOR rate, which was 0.4% at December 31, 2008, plus spreads ranging from 135 to 175 basis points.

        In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility. In addition, the Amended July 2007 Facility requires that we maintain certain financial coverage ratios and other debt covenants. These coverage ratios and debt covenants include:

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

        As of December 31, 2008, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three indentures, having a weighted average interest rate of 5.8%. These indentures also contain covenants that require us to maintain certain financial coverage ratios.

        In addition to our Amended July 2007 Facility and indentures, as of December 31, 2008, we had approximately $400.4 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 8.9% per annum. It should be noted that as at December 31, 2008, the Super Bridge Loan (totaling $1.9 billion) of our parent is, wholly collateralized over its 100% membership interest in the Company.

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

        In terms of potential equity investments, our ultimate parent investors are unlikely to make any equity contributions into us to assist with our liquidity position.

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

        The following is a brief summary of the unconsolidated joint venture obligations that we have as of December 31, 2008, and to which we expect to make additional capital contributions:

  •
  Centro GA America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions. Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest. We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest. As of December 31, 2008, the joint venture was comprised of 119 stabilized retail assets, three retail properties under redevelopment and one new development property and had loans outstanding of approximately $1.3 billion. As of December 31, 2008, the book value of our investment in Galileo America LLC was approximately $29.7 million.

  •
  NP / I&G Institutional Retail Company II, LLC.  In February 2006, our predecessor formed a second strategic joint venture with JP Morgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. Under the terms of this joint venture, we have a 20% interest in the venture and have committed to contribute our pro rata share of any capital required by the venture for asset acquisitions. As of December 31, 2008, we had contributed approximately $14.7 million. Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. As of December 31, 2008, the joint venture owned three stabilized retail properties. The joint venture had loans outstanding of approximately $46.8 million as of December 31, 2008. As of December 31, 2008, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $11.0 million.

  •
  NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, we have agreed to contribute $6.0 million which had been fully contributed as of December 31, 2008. We will have a 20% interest in the venture and are responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; during the year ended December 31, 2008, we contributed $1.1 million which entitled 10% per annum preferred return compounded monthly. However, we do not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2008. As of December 31, 2008,

    the book value of our investment in NPK Redevelopment I, LLC was approximately $11.5 million.

        In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of December 31, 2008. Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

  •
  Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $46.2 million as of December 31, 2008. As of December 31, 2008, the book value of our investment in Arapahoe Crossings, L.P. was approximately $8.3 million.

  •
  BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of December 31, 2008. As of December 31, 2008, the book value of our investment in BPR Land Partnership, L.P. was approximately $4.1 million.

  •
  BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had no loans outstanding as of December 31, 2008. As of December 31, 2008, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

  •
  The Residual Joint Venture.  In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member. In connection with the formation of the Residual Joint Venture and with subsequent contributions, we have contributed 49% of our interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture. Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture. Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture. The Residual Joint Venture has executed certain guarantees in favors of certain of our indebtedness and of Super LLC. The Residual Joint Venture owned 114 stabilized retail properties as of December 31, 2008. Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture. The Residual Joint Venture had loans outstanding of approximately $1.3 billion as of December 31, 2008. As of December 31, 2008, the book value of our investment in the Residual Joint Venture was approximately $570.5 million.

  •
  NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned nine stabilized retail properties and one retail property under redevelopment as of December 31, 2008. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture. Our predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, our predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that our predecessor's total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to our predecessor in February 2006. During the year ended December 31, 2008, in connection with the acquisition of certain other assets, our predecessor increased our committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of December 31, 2008. We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture. The joint venture had loans outstanding of approximately $239.1 million as of December 31, 2008. As of December 31, 2008, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $33.0 million.

  •
  NP/SSP Baybrook, LLC.  We have a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas. Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $41.0 million as of December 31, 2008. As of December 31, 2008, the book value of our investment in NP/SSP Baybrook, LLC was approximately $2.5 million.

  •
  Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture is currently redeveloping the mall into a large community shopping center. Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture. The joint venture had loans outstanding of approximately $65.8 million as of December 31, 2008. As of December 31, 2008, the book value of our investment in Westgate Mall, LLC was approximately $1.1 million.

  Other Funding Obligations

        In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of December 31, 2008, none of which we believe will materially adversely affect us:

  •
  Letters of Credit.  We have arranged for the provision of 7 separate letters of credit in connection with certain property or insurance related matters. If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2008, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million. The expiration of these letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

  •
  Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2008, we had mortgage and term loans outstanding of approximately $573.5 million, excluding the impact of unamortized premiums, and our unconsolidated joint ventures had mortgage loans outstanding of approximately $3.0 billion. In addition, we have guaranteed certain construction and other obligations relative to certain joint venture development projects; however we do not expect that our obligations under such guarantees will be material if called upon.

  •
  Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space. These leases are accounted for as operating leases. The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2009	$849
2010	852
2011	857
2012	890
2013	894
Thereafter	14,364
  •
  Redemption Rights.  The DownREIT Partnership has entered into the ERP Redemption Agreements in June 2008 with twelve limited partners with respect to the redemption of each limited partner's outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the "DownREIT Partnership Redemption Obligation"). On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units. On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation to January 15, 2009. Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units. Such units were redeemed in exchange for the fee interest in a property. As of December 31, 2008, no other limited partners with Class A Preferred Units have made a redemption election. Such redemption election may be made at any time and we are required to make such redemption on the second to last business day of the quarter in which such election is made, provided that we receive the redemption election at least ten business days prior to such date.

    On January 15, 2009, we paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility.

        We are not presently involved in any material litigation arising outside the ordinary course of its business. However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of our reserves for such matters. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, we maintain an aggregate reserve of approximately $4.5 million as of December 31, 2008. Given the increase in the reserve previously taken by our predecessor, and the current status of the tenant litigation, we believe that any loss in excess of the established reserve would be immaterial.

        For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

Description of Amended July 2007 Facility

        The Amended July 2007 Facility is a $350.0 million revolving credit facility. On January 15, 2009, we entered into the Supplement to the Amended July 2007 Facility modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by us with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and the December 2008 Facility Extension Agreement. Following the Supplement to the Amended July 2007 Facility, the Amended July 2007 Facility has a maturity date of December 31, 2010. As of January 15, 2009, we had an aggregate of $306.5 million borrowing outstanding under the Amended July 2007 Facility. Borrowings under the Amended July 2007 Facility bear interest at a rate per annum equal to, at our option, LIBOR or the prime rate, plus an applicable margin of 1.75%. To comply with our agreement to pay interest on the Amended July 2007 Facility at the same rate as applied to the Prior Super Bridge Loan, we agreed to pay interest on the outstanding balance that accrued during the period from December 16, 2007 through February 14, 2008 at a rate equal to LIBOR or the prime rate plus 1.75% less the applicable margin in effect immediately prior to the amendment entered into on February 14, 2008. In addition to the interest that accrues and is paid currently, upon the occurrence of an event of default, additional interest would accrue from May 7, 2008 at a rate of 5.5%, thereby increasing the total interest rate to LIBOR or the prime rate plus 7.25%. This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility. For illustrative purposes only, if such event of default had arisen as of December 31, 2008, total additional interest to be accrued would be approximately $11.3 million. No such event of default has occurred, therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%.

        Additionally, if an event of default occurs and is continuing, interest on the balance accrues at a rate equal to LIBOR or the prime rate plus 11.25% (an increase of 4%). The new default interest rate provided under the Amended July 2007 Facility is applicable from the date of such event of default. No further borrowings under the Amended July 2007 Facility are permitted and any amounts repaid or prepaid prior to the maturity date may not be reborrowed.

        The Amended July 2007 Facility is secured with assets held by us, as well as by certain assets held by the Residual Joint Venture.

        Additionally, the loans and other obligations under the Amended July 2007 Facility are required to be paid, and the commitments will be reduced accordingly, upon the receipt by us of net proceeds from the disposition of certain properties. Net proceeds in respect of certain casualty and condemnation events affecting certain properties are required to be applied towards the prepayment of the loans as well. Except under certain limited circumstances, we are prohibited from selling or transferring property, making equity issuances or making payments of cash or other property with respect to indebtedness without lender consent. The requirement that we manage at least 90% of our properties was revised to permit the Management Joint Venture or one of its indirect or direct subsidiaries to also act as manager of such properties.

        CPT and CPL agreed under the Supplement to the Amended July 2007 Facility to take and avoid taking certain actions with respect to us, such as (i) entering into any agreement that limits our flexibility, or grants lender consent rights, with respect to the sale of our assets, (ii) obtaining guaranties from us with respect to parent debt, (iii) pledging any of our assets in favor of their creditors, and

(iv) permitting us to transfer assets to CPT and CPL. A breach of such covenants was made an event of default under the Supplement to the Amended July 2007 Facility. The Supplement to the Amended July 2007 Facility also releases the parent Company guaranty under that certain Guaranty Agreement, dated July 31, 2007, by and among CPT and CPL as guarantors in favor of Bank of America, N.A., as administrative agent.

        As part of the Supplement to the Amended July 2007 Facility which was executed on January 15, 2009, we agreed to put in place an interest rate cap with respect to the debt under the Amended July 2007 Facility. The strike rate of the interest rate cap is 2.6%.

        There are 7 separate letters of credit outstanding under the Amended July 2007 Facility in connection with certain property or insurance related matters. As of December 31, 2008, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million. The expiration of these letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

        The Amended July 2007 Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events. Under the Amended July 2007 Facility, we are also subject to compliance with certain covenants substantially similar to those contained in our Indentures relating to the public notes. These covenants include: (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of our outstanding unsecured debt and that of our subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

        The Amended July 2007 Facility contains customary defaults, including, among others: the nonpayment of interest or principal of any loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants under any loan document, including the Supplement to the Amended July 2007 Facility; bankruptcy or insolvency; certain judgments and decrees; change of control; defaults under the Super Bridge Loan, Residual Credit Facility and Amended and Restated Preston Ridge Facility; and defaults under any existing credit facility of us, our subsidiaries and certain of our affiliates in excess of $10 million.

        Amounts outstanding under the Amended July 2007 Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain of our subsidiaries, as guarantors in favor of the administrative agent and the Guaranty, dated as of March 28, 2008, from certain subsidiaries of Centro NP Residual Holding LLC in favor of the administrative agent.

Description of Residual Credit Facility

        The Residual Credit Facility is a $370.0 million credit facility entered into by certain subsidiaries of the Residual Joint Venture (the "Residual Credit Facility Borrowers") on January 15, 2009. The Residual Credit Facility is collateralized by properties owned by the Residual Credit Facility Borrowers and certain other subsidiaries of the Residual Joint Venture and has a maturity date of December 31, 2010. The Residual Credit Facility is guaranteed by Super LLC, the Residual Joint Venture, Centro NP Residual Holding Sub 1, LLC, a subsidiary of the Residual Joint Venture and the 100% owner of each of the borrowers under the Residual Credit Facility, and certain other subsidiaries of the Residual Joint Venture. An initial draw on the Residual Credit Facility in the amount of approximately $150.0 million was used for the repayment of a portion of the Super Bridge Loan, the payment of the DownREIT Partnership Redemption Obligation and the payment of the Secured Term Loan Payments. The remaining proceeds of the Residual Credit Facility may be used for development and redevelopment of certain properties, the payment of certain maturing debt and general corporate cash needs. However, we do not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or distribute the proceeds therefrom.

        Borrowings under the Residual Credit Facility bear interest at a rate per annum equal to, at our option, the prime rate or LIBOR plus an applicable margin of 3.75%. Additionally, if an event of default occurs and is continuing, interest on the outstanding balance accrues at a rate equal to LIBOR or the prime rate plus 7.75%, not to exceed the maximum nonusurious interest rate under the laws of the state of New York. The Residual Credit Facility is not a revolving credit facility and any amounts repaid or prepaid prior to the maturity date may not be reborrowed.

        Additionally, mandatory draws of the Residual Credit Facility and the distribution of such proceeds up to Super LLC are required to repay loans and other obligations under the Super Bridge Loan, and the commitments will be reduced accordingly, upon the receipt by Super LLC or its subsidiaries of net proceeds from the disposition of certain properties. The Residual Credit Facility Borrowers are prohibited from selling or transferring any properties owned by the Residual Credit Facility Borrowers without lender consent.

        The Residual Credit Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events. Under the Residual Credit Facility, we are also subject to compliance with certain covenants, which include: (i) consolidated EBITDA to consolidated total debt of no less than 9.3%; and (ii) consolidated EBITDA to consolidated total interest expense of no less than 1.47 to 1.00.

        The Residual Credit Facility contains customary defaults, including, among others: the nonpayment of interest or principal of the loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants including the financial covenants described above; bankruptcy or insolvency; certain judgments and decrees; change of control; and defaults under the Super Bridge Loan and Amended and Restated Preston Ridge Facility.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As of December 31, 2008, we had approximately $8.2 million of outstanding floating rate mortgages. We also had approximately $306.5 million outstanding under our floating rate Amended July 2007 Facility and $173.1 million outstanding under floating rate secured term loans. We do not believe that the interest rate risk represented by our floating rate debt is material as of December 31, 2008, in relation to our approximately $1.8 billion of outstanding total debt and our approximately $4.2 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short term.

        We had two reverse arrears swap agreements. The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company's debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. The two reverse arrears swap agreements terminate on February 1, 2011. Both of these swaps were cash settled on August 6, 2008 for approximately $0.4 million. As of December 31, 2008, we did not hold any derivative financial instruments.

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

        If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.9 million. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.9 million. This assumes that the amount outstanding under our variable rate debt remains at approximately $487.7 million, the balance as of December 31, 2008. If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $124.6 million. If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $268.9 million. This assumes that our total debt outstanding remains at approximately $1.8 billion, the balance as of December 31, 2008.

        As of December 31, 2008, we had no material exposure to foreign currency exchange risk, commodity price risk or equity price risk. In addition to the other factors which may constrain our ability to refinance our short-term debt obligations addressed elsewhere in this Annual Report on Form 10-K, our ability to refinance such obligations may be further constrained as a result of recent dislocations in the global credit markets.

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

Management's Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and are incorporated herein by reference.

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

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our Executive Officers and Directors

        As a result of the merger transaction described in Item 1 of this Annual Report on Form 10-K, the Common Stock of New Plan ceased to be outstanding as of April 20, 2007, and was accordingly de-listed under Section 12 of the Securities Exchange Act of 1934, as amended. As a result of the Merger and Liquidation, all of New Plan's assets were transferred to us and we assumed all of its liabilities. We are a Maryland limited liability company. In accordance with our organizational documents, our business and affairs are managed by our sole member, Super LLC. In accordance with Super LLC's organizational documents, Super LLC's business and affairs are managed by six members, each of whose affairs are governed by a board of directors. Accordingly, we do not have any directors. All of our named executives are employed by the Management Joint Venture, but are paid up until December 31, 2008 by us. Where the named executive was employed by the Management Joint Venture prior to April 20, 2007, the executive was paid directly by the Management Joint Venture.

        Set forth below are the name, age and position of each of our executive officers:

        Glenn J. Rufrano, age 59, has served as the Chief Executive Officer and President for us and the Management Joint Venture since April 20, 2007. Mr. Rufrano has served as the Chief Executive Officer of the Centro Properties Group since January 15, 2008. Mr. Rufrano served as the Chief Executive Officer of New Plan from February 2000 through February 20, 2007. From February 2000 until March 2002, Mr. Rufrano also served as President of New Plan. He was a partner in The O'Connor Group, a diversified real estate firm, from its inception in 1983 until March 2000. He was Chief Financial Officer of The O'Connor Group from June 1990 to November 1994 and President and Chief Operating Officer from November 1994 to March 2000. He also was Co-Chairman of The Peabody Group, an association between The O'Connor Group and J.P. Morgan & Co., Inc., from September 1998 to March 2000. On February 27, 2009, Glenn Rufrano relinquished his positions as Chief Executive Officer and President of the Company but retained his position as Chief Executive Officer of Centro Properties Group.

        John Braddon, age 43, has served as the Executive Vice President and Chief Financial Officer for us and the Management Joint Venture since May 21, 2007. Mr. Braddon served as Vice President, Corporate Reporting of the Management Joint Venture from January 2006 until May 2007. Prior thereto, he served as Audit Director at ANZ Bank in Australia since February 2005. Prior thereto, he served as Financial Controller for Uecomm Pty Ltd. since December 2001.

        Steven Siegel, age 48, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007 and Secretary since May 21, 2007. Mr. Siegel was Executive Vice President of New Plan since March 2002 and the General Counsel of New Plan since 1991. He was New Plan's Senior Vice President from September 1998 to March 2002.

        Michael Moss, age 40, has served as our Executive Vice President since February 27, 2007. Mr. Moss has also served as Vice President, National Director of Leasing of the Management Joint Venture since July 2006. Prior thereto, he served as Vice President and Director of Leasing of the Management Joint Venture since April 2005. Prior thereto, he served as Vice President and Director of Leasing of Kramont Realty Trust since July 2003. Prior thereto, he served as Vice President of Leasing of Kramont Realty Trust.

        Michael Carroll, age 40, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007. Mr. Carroll was Executive Vice President—Real Estate Operations of New Plan from March 2005 to April 20, 2007. From March 2002 to March 2005, he was New Plan's Senior Vice President—Director of Redevelopment. Between November 1992 and March 2002,

Mr. Carroll held various positions at New Plan, including Vice President—Asset Management, Vice President—Leasing and Assistant Vice President—Leasing. Effective February 27, 2009, we have appointed Michael Carroll to fill Mr. Rufrano's previous positions as Chief Executive Officer and President of the Company.

        Leonard Brumberg, age 65, served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007. Mr. Brumberg was Executive Vice President—Portfolio Management of New Plan from March 2005 to April 20, 2007 and an Executive Vice President of New Plan from September 2000 to April 20, 2007. Mr. Brumberg was Managing Director and Chief Operating Officer of City Center Retail Trust, a private REIT, from October 1997 to September 2000. Effective October 31, 2008, Mr. Brumberg is no longer an officer of the Company nor an employee of the Management Joint Venture.

        Dean Bernstein, age 50, has served as the Executive Vice President for us and the Management Joint Venture since April 20, 2007. Mr. Bernstein was Executive Vice President—Acquisitions/Dispositions of New Plan from March 2005 to April 20, 2007 and was employed by New Plan since 1991. He was New Plan's Senior Vice President—Acquisitions/Dispositions from January 2001 to February 2005 and its Senior Vice President—Finance from September 1998 to January 2001.

        Steve Splain, age 47, has served as Executive Vice President for us and the Management Joint Venture since July 1, 2008 and Senior Vice President—Chief Accounting Officer since April 20, 2007. Prior thereto Mr. Splain served as Senior Vice President—Chief Accounting Officer of New Plan. He joined New Plan in 2000. Prior thereto, he spent five years as Corporate Controller of Grove Property Trust and ten years as a tax manager specializing in real estate with Blum, Shapiro & Co, CPAs.

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

CODE OF ETHICS

        We have not yet adopted a code of ethics and do not anticipate adopting one.

DIRECTOR NOMINATIONS BY SECURITYHOLDERS

        Prior to the Merger and Liquidation, New Plan maintained a corporate governance and nominating committee that, among other things, considered all persons recommended by New Plan's stockholders in the same manner as all other director candidates and established procedures by which interested stockholders who wished to submit qualified candidates could do so. We are not required to and do not maintain such a committee or such procedures due to the fact that we are wholly owned by Super LLC and do not have a board of directors.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

        As noted above, we assumed all of New Plan's assets and liabilities on April 20, 2007. Prior to that date, we did not conduct any business. Information included in this Item 11 relates to the compensation paid to our named executive officers, as identified in the Summary Compensation Table below, for services they performed from January 1, 2008 through December 31, 2008.

        Beginning April 20, 2007 and throughout 2008, each of our named executive officers who had previously been employed by our predecessor became employed by the Management Joint Venture which is indirectly controlled by CPL. Each of our named executive officers serves as an officer of both us and the Management Joint Venture, but we do not have any employees.

        Each of our named executive officers was, throughout 2008, paid by the Management Joint Venture. All compensation objectives, policies and decisions made with respect to the amounts or forms of compensation paid to our named executive officers were and are made by the Management Joint Venture. We do not participate in this decision-making process, but merely pay management fees to the Management Joint Venture which then uses a portion of such fees, together with fees collected from other properties managed by the Management Joint Venture, to pay the salaries of and otherwise compensate our named executive officers and its other employees.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Executive Compensation

        The following tables contain compensation information of our named executive officers for the period beginning on April 20, 2007 and ending December 31, 2008. Such compensation relates to all services rendered by the officers for the Management Joint Venture and us, and thus does not reflect, and we are not able to apportion, compensation paid to the officers solely for services provided to us.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Glenn J. Rufrano,	2008	1,166,769	(2)	1,866,438	(3)	45,692	(5)	3,078,899
President and Chief Executive Officer	2007	477,693		1,750,000	(4)	2,000,000	(6)	4,227,693
John Braddon,	2008	331,000		312,251	(3)	253,683	(5)	896,934
Executive Vice President and Chief Financial Officer	2007	230,150		122,290	(4)	1,017,523	(6)	1,369,963
Michael Carroll,	2008	404,423		605,001	(3)	—		1,009,424
Executive Vice President	2007	281,538		595,000	(4)	800,000	(6)	1,676,538
Steven F. Siegel,	2008	363,312		506,525	(3)	—		869,837
Executive Vice President and Secretary	2007	246,592		607,500	(4)	630,000	(6)	1,484,092
Michael Moss, Executive Vice President	2008	336,346		281,001	(3)	30,499	(5)	647,846
Leonard Brumberg, Former Executive Vice President	2008	301,473		704,126	(3)	—		1,005,599

(1)
Each of Messrs. Rufrano, Carroll, Siegel, Moss and Brumberg has served as an executive officer since April 20, 2007. Mr. Braddon has served as Executive Vice President and Chief Financial Officer since May 21, 2007. Mr. Rufrano relinquished his position as President and Chief Executive Officer effective February 27, 2009 and was replaced by Mr. Carroll. Mr. Brumberg resigned effective October 31, 2008.

(2)
Base salary includes $876,923 paid while Mr. Rufrano was working in Australia.

(3)
Amounts represent discretionary cash bonuses that were paid to each named executive officer in 2008, as well as Retention Bonuses that were paid to Messrs. Rufrano and Brumberg in 2008 and Restructure Incentive Bonuses (each bonus as defined under "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Our Executive Officers" below) that were paid to Messrs. Braddon, Carroll, Siegel and Moss in January

  2009 contingent on employment through December 31, 2008. The amounts of the discretionary cash bonus, Retention Bonus and Restructure Incentive Bonus for each named executive officer are as follows: (i) for Mr. Rufrano, $366,438 discretionary cash bonus, and $1,500,000 Retention Bonus; (ii) for Mr. Braddon, $259,751 discretionary cash bonus, and $52,500 Restructure Incentive Bonus; (iii) for Mr. Carroll, $447,501 discretionary cash bonus, and $157,500 Restructure Incentive Bonus; (iv) for Mr. Siegel, $384,650 discretionary cash bonus, and $121,875 Restructure Incentive Bonus; (v) for Mr. Moss, $231,001 discretionary cash bonus, and $50,000 Restructure Incentive Bonus; and (vi) for Mr. Brumberg, $211,626 discretionary cash bonus, and $492,500 Retention Bonus. Mr. Rufrano's Retention Bonus described above was paid in connection with his entering into a new employment agreement and Mr. Brumberg's Retention Bonus was paid pursuant to the terms of his employment agreement. As discussed in "Compensation Discussion and Analysis" above, the decision to make the bonus payments was not made by us. See "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Our Executive Officers" below for additional information regarding the Retention Bonuses and the timing of payment of such bonuses.

(4)
Amounts represent discretionary cash bonuses that were paid to each named executive officer in July 2007, as well as Retention Bonuses (as defined under "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Our Executive Officers" below) that were paid to each named executive officer (other than Mr. Braddon) in July 2007 in consideration of entering into such named executive officer's employment agreement. The discretionary bonuses were subject to a guaranteed minimum amount and range, to be paid within such range as determined at the discretion of the board of directors of Centro Properties Group. The amounts of the discretionary cash bonus and Retention Bonus for each named executive officer are as follows: (i) for Mr. Rufrano, $250,000 discretionary cash bonus, and $1,500,000 Retention Bonus; (ii) for Mr. Carroll, $100,000 discretionary cash bonus, and $495,000 Retention Bonus; and (iii) for Mr. Siegel, $75,000 discretionary cash bonus, and $532,500 Retention Bonus. The amounts of the Retention Bonuses reflected in the "Bonus" column represent the amount of such Retention Bonuses paid in 2007, which constitute 50% of the total amounts payable as Retention Bonuses; the remaining 50% of Messrs. Carroll and Siegel's Retention Bonus is payable to such named executive officer on April 20, 2009; provided, that his employment is not terminated by the Management Joint Venture for cause, or by him without good reason, prior to such date. The remaining 50% of Mr. Rufrano's Retention Bonus described in this footnote 4 was paid to him in 2008 in consideration for his entering into a new employment agreement as discussed in "Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements with Our Executive Officers" below. As discussed in "Compensation Discussion and Analysis" above, the decision to make the bonus payments was not made by us.

(5)
For Mr. Rufrano, All Other Compensation includes an equity incentive compensation award granted by Centro Properties Group pursuant to the terms of Mr. Rufrano's 2008 employment agreement. This award represent grants of stock options in Centro Properties Group, an Australian publicly traded company. We do not, and will not, have any equity awards outstanding and thus we do not recognize any compensation expense for these awards in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R") in our financial statements. We have, however, included this award in the All Other Compensation column because we believe it has been granted, at least in part, as consideration for the services provided to us by Mr. Rufrano. The value of the award granted is $38,192. The number of options granted is used to determine the value of the award based on (i) an assumed value of such options as of the grant date, (ii) a binomial tree valuation methodology and (iii) the 2008 average exchange rate as published by the Reserve Bank of Australia for A$:US$ of 0.8525. The value also assumes the satisfaction of all time-based vesting requirements, as described in the footnotes to the

  "Grants of Plan-Based Awards Table" below. For the number of options granted to Mr. Rufrano, see the Grants of Plan-Based Awards Table and Outstanding Equity at Fiscal Year-End Table below. For Mr. Rufrano, All Other Compensation also includes $600 for a life insurance premium and $6,900 in 401(k) contributions. In the case of Mr. Braddon, All Other Compensation includes imputed interest (imputed at the rate of 4.92%) in the amount of $58,942 attributable to the balance of an outstanding loan from Centro Properties Group as of December 31, 2008, $182,828 in the form of a housing allowance provided by the Management Joint Venture, $11,500 for an automobile allowance, and $413 for a life insurance premium. In the case of Mr. Moss, All Other Compensation includes imputed interest (imputed at the rate of 3.62%) in the amount of $23,187 attributable to the balance of an outstanding loan from the Management Joint Venture as of December 31, 2008, $412 for a life insurance premium and $6,900 for 401(k) contributions.

(6)
For Messrs. Rufrano, Carroll and Siegel, All Other Compensation includes an equity incentive compensation award granted to each of the named executive officers by the Management Joint Venture pursuant to the terms of each named executive officer's employment agreement. These awards represent grants of stock options and restricted shares in Centro Properties Group, an Australian publicly traded company. We do not, and will not, have any equity awards outstanding and thus we do not recognize any compensation expense for these awards in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123R") in our financial statements. We have, however, included these awards in the All Other Compensation column because we believe they have been granted, at least in part, as consideration for the services provided to us by our named executive officers. The value of the awards granted are as follows: Mr. Rufrano—$2,000,000; Mr. Carroll—$800,000; and Mr. Siegel—$630,000. The dollar value of these awards was then used to determine the number of stock options and restricted shares subject to each award based on (i) in the case of stock options, an assumed value of such options as of the grant date, based on a Monte Carlo Simulation with respect to performance-based vesting options, or a binomial tree valuation methodology with respect to time-based vesting options, (ii) in the case of restricted shares, the average price of the Centro Properties Group's common shares on the Australian Securities Exchange that were acquired by a financial broker for the purpose of granting these awards, measured over the number of days required by such financial broker to acquire the shares, and (iii) in the case of stock options and restricted shares, the May 2007 average exchange rate as published by the Reserve Bank of Australia for A$:US$ of 1.2118. The value also assumes the satisfaction of all time- and performance-based vesting requirements. The closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008 is less than the option exercise prices of A$8.1523 for Messrs. Rufrano, Siegel and Carroll. Accordingly, as of December 31, 2008, the value of these awards to the executives was nominal. For more information regarding the options and restricted shares granted to each named executive officer, see the Outstanding Equity at Fiscal Year-End Table below. In the case of Mr. Braddon, All Other Compensation includes (i) the value of a nonrecourse interest-free loan in the amount of $858,178 provided to Mr. Braddon by Centro Properties Group, determined as the amount required to enable Mr. Braddon to purchase 125,000 shares of stock of Centro Properties Group (which was calculated using an average 2007 exchange rate for A$:US$ of 1.20 and the loan amount of A$1,029,813), (ii) $101,900 in the form of a housing allowance provided by the Management Joint Venture, and (iii) imputed interest (imputed at the rate of 4.92% which is a blended applicable federal rate published by the Internal Revenue Service) in the amount of $57,445, attributable to the balance of Mr. Braddon's outstanding loans as of December 31, 2007, which includes the interest-free nonrecourse loan described under (i) above.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

  Employment Agreements with Our Executive Officers

        We are not a party to any employment or similar agreement with our named executive officers. In July 2007, the Management Joint Venture entered into employment agreements with each of Messrs. Rufrano, Carroll, Siegel and Brumberg and also amended the terms of Mr. Braddon's employment agreement. In December 2007, the Management Joint Venture entered into an employment agreement with Mr. Moss. In March 2008, Centro WCJV LP Inc. entered into an employment agreement with Mr. Rufrano which replaced his previous employment agreement with the Management Joint Venture. The principal terms of each of these agreements are summarized below, except with respect to potential payments and other benefits upon certain terminations or a change in control of the Management Joint Venture or Centro Properties Group, which are summarized below under "Potential Payments upon Termination or Change in Control".

  Rufrano, Carroll and Siegel Employment Agreements

        The Management Joint Venture's employment agreement with Messrs. Rufrano, Carroll and Siegel contains substantially similar terms (other than compensation amounts) and is summarized below. Mr. Rufrano's employment agreement with the Management Joint Venture was terminated when he entered into a new 2008 employment agreement with Centro WCJV LP, Inc. on March 26, 2008 (summarized below). However, Mr. Rufrano's employment agreement with the Management Joint Venture is described below because portions of his cash compensation was paid pursuant to his old employment agreement until he entered into the 2008 agreement. Other compensation-related provisions of the old agreement were waived upon the execution of the 2008 agreement.

        Each of Messrs. Carroll and Siegel's employment agreement provides for a term ending on July 23, 2008, and extends automatically for additional one-year periods unless either the Management Joint Venture or the executive elects not to extend the term. Under the employment agreement, each named executive officer received two cash bonuses. First, he received a bonus covering the period from when he commenced employment under the employment agreement through June 30, 2007 (the fiscal year end of Centro Properties Group). In addition, he received a bonus payment in consideration of entering into the employment agreement (the "Retention Bonus"), 50% of which was paid to him in July 2007, and 50% of which is payable to him on April 20, 2009; provided, that his employment is not terminated by the Management Joint Venture for cause, or by him without good reason, prior to such date. The amounts of such bonuses are included in the "Bonus" column of the Summary Compensation Table set forth above.

        Under Mr. Rufrano's employment agreement with the Management Joint Venture, the named executive officer also received two cash bonuses. First, he received a bonus covering the period from when he commenced employment under the employment agreement through June 30, 2007. In addition, he received a Retention Bonus, 50% of which was paid to him in July 2007. The second installment of Mr. Rufrano's Retention Bonus that was payable pursuant to this employment agreement was paid to him in 2008 by Centro WCJV LP Inc. as consideration for his entering into the 2008 employment agreement with Centro WCJV LP Inc. (summarized below). The amounts of such bonuses are included in the "Bonus" column of the Summary Compensation Table set forth above.

        Under the employment agreement, each named executive officer also will be eligible to receive short-term incentive bonuses based on the achievement of certain financial goals for the years ending June 30, 2008 and beyond, as determined by the Management Joint Venture. These goals relate to the overall financial performance of Centro Properties Group's real estate operations, which include operations of entities in addition to us. If these goals are achieved, each executive may receive a short-term incentive cash bonus equal to a percentage of his base salary (60 - 85% of base salary with respect to Mr. Siegel, 70 - 100% of base salary with respect to Mr. Carroll and 100 - 150% of base salary with respect to Mr. Rufrano). Each named executive officer also will be entitled to receive certain long-term incentive awards, including stock options and restricted shares, from time to time. Each named executive officer also will be entitled to participate in all employee benefit plans, programs and arrangements made available to other Management Joint Venture senior executives generally.

  2008 Rufrano Employment Agreement

        Mr. Rufrano entered into an employment agreement with Centro WCJV LP Inc. on March 26, 2008, under which he serves as Chief Executive Officer of Centro Properties Group. By executing the agreement, Mr. Rufrano agreed to terminate and waive all rights under his previous employment agreement with the Management Joint Venture. The 2008 agreement provides for a one year term beginning on January 15, 2008, unless terminated earlier according to the agreement, and may continue for a longer period of time with substantially similar terms unless or until a new agreement is reached between the parties. Pursuant to the terms of his employment agreement, Mr. Rufrano is eligible to receive a short-term incentive bonus equal to 150% of his annual base salary of $1,200,000, upon the occurrence of certain events including a change in control or recapitalization of Centro Properties Group or at the discretion of the board of directors of CPL. For fiscal year 2007/2008 he will be granted options to purchase 1,000,000 shares in Centro Properties Group securities. Additionally, the employment agreement provides that Mr. Rufrano remained entitled to the second payment of his Retention Bonus, as provided in his previous employment agreement with the Management Joint Venture, which was paid as a lump sum of $1,500,000 in 2008 as consideration for his entering into the new agreement. The employment agreement also provides for relocation assistance and a living away from home allowance. While in the United States, Mr. Rufrano will be entitled to participate in all employee benefit plans, programs and arrangements made available to other Centro WCJV LP, Inc. senior executives generally. Mr. Rufrano will be provided with private health insurance coverage for he and his immediate family during their time in Australia. Effective February 27, 2009, Mr. Rufrano relinquished his position as Chief Executive Officer and President of the Company, in connection with renewing his term as Chief Executive Officer of Centro Properties Group. The terms of his most recent employment agreement under which he will serve as Chief Executive Officer of Centro Properties Group have not been finalized.

  Moss and Brumberg Employment Agreements

        The Management Joint Venture's employment agreements with Messrs. Moss and Brumberg contain similar terms and are summarized below. The employment agreements provide for terms ending on December 5, 2008 with respect to Mr. Moss and July 30, 2008 with respect to Mr. Brumberg, and extend automatically for additional one-year periods unless either the Management Joint Venture or the executive elects not to extend the term. Mr. Brumberg received a bonus payment of $985,000 in consideration of entering into the employment agreement (the "Retention Bonus"), 50% of which was paid to him in July 2007 and 50% of which was paid to him in April 2008 (and which also is included in the "Bonus" column of the Summary Compensation Table set forth above). Under Mr. Moss' employment agreement, the Management Joint Venture shall provide him with an interest-free loan of $1,000,000 to assist with the costs of acquiring a new residence. Sixty percent of the loan balance then outstanding shall be forgiven if Mr. Moss is still employed on the third anniversary of the loan and the remaining balance shall be forgiven on the fifth anniversary of the loan if Mr. Moss is still employed by the Management Joint Venture at such time. If prior to the third anniversary of the loan, Mr. Moss' employment is terminated by the Management Joint Venture without cause or by Mr. Moss for good reason, then $600,000 of the loan balance shall be forgiven and Mr. Moss shall have one year to repay the remaining $400,000. If after the third anniversary, but prior to the fifth anniversary of the loan, Mr. Moss' employment is terminated by the Management Joint Venture without cause or by Mr. Moss for good reason then the remaining balance of the loan then outstanding shall be forgiven.

        Under the employment agreements, both Messrs. Moss and Brumberg also will be eligible to receive short-term incentive bonuses based on the achievement of certain financial goals for the years ending June 30, 2008 and beyond, as determined by the Management Joint Venture. These goals relate to the overall financial performance of Centro Properties Group's real estate operations, which include operations of entities in addition to us. If these goals are achieved, the executives may receive a short-term incentive cash bonus equal to 30-42.5% of base salary with respect to Mr. Moss and 25-37.5% of base salary with respect to Mr. Brumberg. Messrs. Moss and Brumberg also will be entitled to receive certain long-term incentive awards, including stock options and restricted shares, from time to time. They will be entitled to participate in all employee benefit plans, programs and arrangements made available to other Management Joint Venture senior executives generally. Effective October 31, 2008, Mr. Brumberg is no longer an officer of the Company nor an employee of the Management Joint Venture.

  Braddon Employment Agreement

        Mr. Braddon maintains an employment agreement with CPT Custodian Pty Limited (as trustee for Centro Management Services Trust and a member of the Centro Properties Group), under which he is seconded to the Management Joint Venture. Pursuant to the terms of the employment agreement with Mr. Braddon, his base salary is reviewed annually, and his target and maximum bonuses are 25% and 50%, respectively, each of which bonus is subject to a market and position allowance. As of July 1, 2007, Mr. Braddon is eligible to receive a further bonus up to a maximum of 35% of his base salary, plus a market and position allowance, assessed against the achievement of certain targets. Mr. Braddon is also eligible to participate in the Centro Employee Share Plan. In addition, Mr. Braddon's employment may be terminated by either party with four weeks written notice or with payment in lieu of notice for some or all of the notice period. Such notice is not required if Mr. Braddon's employment is terminated for cause.

Grants of Plan-Based Awards in 2008

        As the Centro Employee Share Plan pertains to Centro Properties Group, an Australian publicly traded company, the exercise and closing market price information is shown in Australian Dollars (A$). For disclosure of compensation information in other sections of Item 11 of this filing, the information has been converted to United States Dollars (US$) using the average exchange rate for 2008 of A$:US$ of 0.8525.

Name	Grant Date	Date of Board Action Approving Award Grant	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)(3)		Closing Market Price of Option on Grant Date ($/Sh)(3)		Grant Date Fair Value of Stock and Option Awards ($)(4)
Glenn J. Rufrano	1/15/08	1/13/08	1,000,000	A$	0.50	A$	0.60	—
John Braddon	—		—		—			—
Michael Moss	—		—		—			—
Steven F. Siegel	—		—		—			—
Michael Carroll	—		—		—			—
Leonard Brumberg	—		—		—			—

(1)
The award in this table represents a grant of stock options made by the Management Joint Venture in Centro Properties Group, an Australian publicly traded company, and one of our ultimate parents. The amount in this column represents a time-vested stock option award granted under the Centro Executive Option Plan, which will vest on January 14, 2009 if the individual remains employed by a company which is wholly or majority owned by CPL (a "Centro Employer") at such time.

(2)
Represents the option exercise price in Australian dollars.

(3)
The exercise price was determined as the lower of the volume weighted average price of Centro Properties Group securities for the three days on which Centro Properties Group securities were traded before and after the January 15, 2008 grant date.

(4)
The Company recognized no accounting expense pursuant to FAS 123R as a result of the equity grants set forth in this table, as the grants were made by the Management Joint Venture with respect to the common shares of Centro Properties Group.

Outstanding Equity Awards at Fiscal Year-End
(as of fiscal year ended December 31, 2008)

        Awards in this table represent grants of stock options and restricted shares in Centro Properties Group, an Australian publicly traded company, pursuant to an employment agreement between the named executive officer and the Management Joint Venture. As Centro Properties Group is an Australian publicly traded company, the exercise price and calculation of rights that have not vested are shown in Australian Dollars (A$). For disclosure of compensation information in other sections of Item 11 of this filing, the information has been converted to United States Dollars (US$) using the average exchange rate for 2008 of A$:US$ of 0.8525.

								Stock Awards
										Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)					Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
	Number of Securities Underlying Unexercised Options (#) Unexercisable				Option Awards
Name					Option Exercise Price ($)		Option Expiration Date
Glenn J. Rufrano	1,000,000	(1)	—		A$	0.50	3/15/10	—			—
	439,100	(2)	—		A$	8.1523	7/31/17	—			—
	—		175,640	(3)	A$	8.1523	7/31/17	—			—
	—		—			—	—	53,040	(4)	A$	4,031.04
John Braddon	—		—			—	—	—			—
Steven F. Siegel	138,400	(2)	—		A$	8.1523	7/31/17	—			—
	—		55,360	(3)	A$	8.1523	7/31/17	—			—
	—		—			—	—	16,720	(4)	A$	1,270.72
Michael Carroll	175,700	(2)	—		A$	8.1523	7/31/17	—			—
	—		70,280	(3)	A$	8.1523	7/31/17	—			—
	—		—			—	—	21,240	(4)	A$	1,614.24
Michael Moss	30,000	(6)	—		A$	8.41	12/08/16	—			—
	—		44,000	(7)	A$	9.05	3/23/17	—			—
	—		16,000	(8)	A$	6.4510	5/01/16	—			—
Leonard Brumberg	—		—			—	—	—			—

(1)
Amounts represent time-vested stock options that vest on January 14, 2009 if, and to the extent that, the individual remains employed by a Centro Employer at such time.

(2)
Amounts represent time-vested stock options that vest on July 31, 2010 if, and to the extent that, the individual remains employed by a Centro Employer at such time.

(3)
Amounts represent the number of shares that would vest under performance-based stock options on July 31, 2010 if, in each case, the "threshold" performance criterion is satisfied and the individual remains employed by a Centro Employer at such time.

(4)
Amounts represent the number of restricted shares that would vest under performance-based awards on July 31, 2010 if, in each case, the "threshold" performance criterion is satisfied and the individual remains employed by a Centro Employer at such time.

(5)
Market value calculations are based on the closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008.

(6)
Amounts represent time-vested stock options that vest on December 8, 2009 if the individual remains employed by a Centro Employer at such time.

(7)
Amounts represent the number of shares that would vest under performance-based stock options on March 23, 2010 if the "threshold" performance criterion is satisfied and the individual remains employed by a Centro Employer at such time.

(8)
Amounts represent the number of shares that would vest under performance-based stock options on May 1, 2009 if the "threshold" performance criterion is satisfied and the individual remains employed by a Centro Employer at such time.

Potential Payments upon Termination or Change in Control

        The following discussion summarizes the potential payments and acceleration rights upon certain terminations and/or a change in control of the Company for each of the named executive officers, assuming a December 31, 2008 termination or change in control date. These payments and acceleration rights are contained within the named executive officers' employment agreements, the Centro Employee Security Plan and the Centro Executive Option Plan and related award agreements. The amount payable to or realized by each named executive officer may vary depending on the nature of the termination, whether as a result of termination by the Management Joint Venture without "cause" or by the executive for "good reason" (which except for Mr. Rufrano, is defined to include a "change in control" of Centro Properties Group, the Management Joint Venture or Centro US), or in the event of death or disability of the executive. Except with respect to Messrs. Rufrano and Braddon, in the event the executive becomes disabled or his employment terminates during the term, any payments or benefits to which he is entitled under his employment agreement is subject to his execution and non-revocation of a release of claims. For purposes of quantifying the value of continued insurance coverage benefits presented in the disclosure below, we have estimated a value of such insurance benefits based on the amount the Management Joint Venture would pay under COBRA for insurance coverage on behalf of the named executive officer over the applicable time period.

        For purposes of the employment agreements for Messrs. Rufrano, Siegel, Carroll, Moss and Brumberg, "cause" is defined as follows:

        Cause generally means:

            (i)  conviction of, or plea of guilty or nolo contendere to, a felony;

           (ii)  willful and continued failure to use reasonable best efforts to substantially perform his duties under the employment agreement (other than such failure resulting from the executive's incapacity due to physical or mental illness or subsequent to the issuance of a notice of termination by the executive for good reason) after notice of such failure is provided to the executive; or

          (iii)  willful misconduct that has a materially adverse effect on the Management Joint Venture or to any affiliate thereof.

        For purposes of the employment agreements for Messrs. Siegel, Carroll, Moss and Brumberg, "good reason" is defined as follows:

        Good reason generally means:

            (i)  the assignment to the executive of duties materially and adversely inconsistent with the executive's status or a material and adverse alteration in the nature of his duties and/or responsibilities, reporting obligations, titles or authority;

           (ii)  a reduction in the executive's base salary, short-term incentive-bonus range, or a failure to pay any such amounts when due;

          (iii)  a failure by the Management Joint Venture to make certain payments or provide any material employee benefits as described in the employment agreement;

          (iv)  the relocation of the executive's own office location to a location that is more than 50 miles from New York, New York;

           (v)  termination of the executive's employment for cause, not effected pursuant to the employment agreement;

          (vi)  the Management Joint Venture's failure to provide the indemnification set forth in the employment agreement, or to require any successor to assume the employment agreement;

         (vii)  a change in control (as defined in the employment agreement); or

        (viii)  notice by the Management Joint Venture to the executive indicating that it has elected not to renew or extend the term of employment.

        For purposes of the employment agreement for Mr. Rufrano, "good reason" is defined as follows:

        Good reason generally means, without the executive's consent:

            (i)  the executive ceases to be the most senior executive in Centro Properties Group or he experiences a substantial diminution in responsibilities or authority;

           (ii)  an administrator is appointed over all or substantially all of the assets and undertakings of Centro Properties Group, a liquidator or administrator is appointed to Centro Properties Limited, Centro Properties Trust or Centro Retail Trust, or a resolution is passed for the winding up or dissolution of Centro Properties Limited, Centro Properties Trust or Centro Retail Trust, except for the purpose of an amalgamation or reconstruction which has the Centro Properties Group's consent;

          (iii)  a reduction in the executive's annual salary or a failure to pay any such amounts when due;

          (iv)  a failure to pay the retention bonus, the indemnification, or any material employee benefit as provided in the employment agreement;

           (v)  any termination of the executive's employment for cause which is not effected pursuant to the terms of the agreement;

          (vi)  a reduction in the percentage of the short term incentive as provided for in the employment agreement; or

         (vii)  a failure by Centro WCJV LP Inc or the board of directors of Centro Properties Limited to accept the executive in an option plan offered by Centro WCJV LP Inc or a failure to provide written documentation evidencing the grant of the options consistent with such option plan.

        For purposes of calculating the amounts below that relate to the full vesting of all unvested stock options and restricted stock awards, we based such calculations on the closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008 and an average 2008 exchange rate for A$:US$ of 0.8525.

        Glenn J. Rufrano.    If Mr. Rufrano's employment is terminated by Centro WCJV LP, Inc. or by Mr. Rufrano at the end of the term or by Mr. Rufrano for good reason, then pursuant to the terms of Mr. Rufrano's employment agreement and equity award agreements, Mr. Rufrano will be entitled to the following severance benefits:

  •
  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2008, this cash payment would have been $1,508,219.

  •
  Other than in the event of a change in control (which is discussed below), and in addition to the reasons stated above, if Mr. Rufrano's employment is terminated by Centro WCJV LP, Inc. without cause, the acceleration and vesting of certain stock options and restricted stock awards, such vesting to be determined as follows:

  •
  with respect to time-based options, based on Mr. Rufrano's employment on the vesting day and

  •
  with respect to performance-based options and restricted stock awards, such awards will vest in incremental amounts, up to the full vesting of such awards, if and to the extent that Centro Properties Limited exceeds certain performance thresholds.

    As of December 31, 2008, the aggregate value of this benefit would have been $0 (the closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008 is less than his option exercise prices of A$8.1523 and A$0.50, and as of December 31, 2008 we had not met the threshold performance target under the terms of the awards).

  •
  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2008, the value of this benefit would have been $8,591.

In the event of a change in control, regardless of whether Mr. Rufrano elects to terminate his employment for good reason, Mr. Rufrano would be entitled to 150% of his base salary as a short-term incentive bonus. As of December 31, 2008, the value of this benefit would have been $1,800,000. All of Mr. Rufrano's unvested stock options and restricted stock awards become fully vested. As of December 31, 2008, the value of this benefit would have been $8,591.

        Steven F. Siegel.    If Mr. Siegel's employment is terminated by the Management Joint Venture without cause or by Mr. Siegel for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Siegel's employment agreement and equity award agreements, Mr. Siegel will be entitled to the following severance benefits:

  •
  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2008, this cash payment would have been $619,825.

  •
  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Siegel, his spouse and his dependents immediately prior to the termination date. As of December 31, 2008, the estimated value of this benefit would have been $19,445.

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

    As of December 31, 2008, the aggregate value of this benefit would have been $0 (the closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008 is less than the option exercise price of A$8.1523, and as of December 31, 2008 we had not met the threshold performance target under the terms of the awards).

  •
  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2008, the value of this benefit would have been $2,708.

  •
  The remaining 50% of his Retention Bonus. As of December 31, 2008, this cash payment would have been $532,500.

In the event of a change in control, regardless of whether Mr. Siegel elects to terminate his employment for good reason, all of Mr. Siegel's unvested stock options and restricted stock awards become fully vested. As of December 31, 2008, the value of this benefit would have been $2,708.

In the event that payment is made in connection with a "change in control", such payment will be reduced to the extent it would cause Mr. Siegel's total termination benefits to constitute "excess" parachute payments under Section 280G of the Code, subjecting Mr. Siegel to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Siegel's termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

        If Mr. Siegel's employment is terminated upon his disability, he will be entitled to the following severance benefits:

  •
  Continued base salary for six months. As of December 31, 2008, this cash payment would have been $195,000.

  •
  The remaining 50% of his Retention Bonus. As of December 31, 2008, this cash payment would have been $532,500.

        If Mr. Siegel's employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

  •
  A lump sum payment equal to Mr. Siegel's base salary. As of December 31, 2008, this cash payment would have been $390,000.

  •
  The remaining 50% of his Retention Bonus. As of December 31, 2008, this cash payment would have been $532,500.

        Michael Carroll.    If Mr. Carroll's employment is terminated by the Management Joint Venture without cause or by Mr. Carroll for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Carroll's employment agreement and equity award agreements, Mr. Carroll will be entitled to the following severance benefits:

  •
  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2008, this cash payment would have been $693,751.

  •
  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Carroll, his spouse and his dependents immediately prior to the termination date. As of December 31, 2008, the estimated value of this benefit would have been $16,129.

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

    As of December 31, 2008, the aggregate value of this benefit would have been $0 (the closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008 is less than the option exercise price of A$8.1523, and as of December 31, 2008 we had not met the threshold performance target under the terms of the awards).

  •
  In the event of a change in control, the full vesting of all unvested stock options and restricted stock awards. As of December 31, 2008, the value of this benefit would have been $3,440.

  •
  The remaining 50% of his Retention Bonus. As of December 31, 2008, this cash payment would have been $495,000.

In the event of a change in control, regardless of whether Mr. Carroll elects to terminate his employment for good reason, all of Mr. Carroll's unvested stock options and restricted stock awards become fully vested. As of December 31, 2008, the value of this benefit would have been $3,440.

In the event that payment is made in connection with a "change in control", such payment will be reduced to the extent it would cause Mr. Carroll's total termination benefits to constitute "excess"

parachute payments under Section 280G of the Code, subjecting Mr. Carroll to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Carroll's termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

        If Mr. Carroll's employment is terminated upon his disability, he will be entitled to the following severance benefits:

  •
  Continued base salary for six months. As of December 31, 2008, this cash payment would have been $210,000.

  •
  The remaining 50% of his Retention Bonus. As of December 31, 2008, this cash payment would have been $495,000.

        If Mr. Carroll's employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

  •
  A lump sum payment equal to Mr. Carroll's base salary. As of December 31, 2008, this cash payment would have been $420,000.

  •
  The remaining 50% of his Retention Bonus. As of December 31, 2008, this cash payment would have been $495,000.

        John Braddon.    Pursuant to the terms of Mr. Braddon's employment agreement with CPT Custodian Pty Limited (as trustee for Centro Management Services Trust and a member of the Centro Properties Group), under which he is seconded to the Management Joint Venture, generally if Mr. Braddon's secondment is terminated and he is not placed in a suitable, comparable position, he is entitled to receive a severance package in accordance with the Centro Properties Group redundancy policy. This redundancy policy generally provides for a severance payment of a specified number of weeks worth of salary based on length of service and age. Such payment is provided when a restructure of staffing results in the elimination of a position and the executive is not employed in an alternate suitable position. As of December 31, 2008, this payment would have been $66,200. In the event of Mr. Braddon's death or total and permanent disability he is entitled to a payment in the amount of a multiple of his base salary based on his age. As of December 31, 2008, this payment would have been $1,721,200. In addition, Mr. Braddon's employment may be terminated by either party with four weeks written notice or with payment in lieu of notice for some or all of the notice period. Such notice is not required if Mr. Braddon's employment is terminated for cause.

        Michael Moss.    If Mr. Moss's employment is terminated by the Management Joint Venture without cause or by Mr. Moss for good reason (which includes a change in control of Centro Properties Group, the Management Joint Venture or Centro US), then pursuant to the terms of Mr. Moss's employment agreement, Mr. Moss will be entitled to the following severance benefits:

  •
  A lump sum payment equal to 12 months of his base salary and the average annualized short-term incentive bonus received for the two fiscal years ending on or prior to the termination date (or, where necessary, to calculate the average due to a termination prior to the completion of two fiscal years with the Management Joint Venture, those bonus payments received by the executive from New Plan). As of December 31, 2008, this cash payment would have been $541,201.

  •
  Continuation for a period of one year, or, if earlier, until reemployment with equivalent benefits, of all insurance coverage (including medical, hospitalization, dental and life insurance) in effect for Mr. Moss, his spouse and his dependents immediately prior to the termination date. As of December 31, 2008, the estimated value of this benefit would have been $19,445.

  •
  Other than in the event of a change in control (which is discussed below), the acceleration and vesting of certain stock options and restricted stock awards, such vesting to be determined as follows:

  •
  with respect to time-based options, based on a proportion of the time served by Mr. Moss since the grant date; and

  •
  with respect to performance-based options, such awards will vest in incremental amounts, up to the full vesting of such awards, if and to the extent that CPL exceeds certain performance thresholds for the period up to the last trading day of the calendar month preceding the termination date.

    As of December 31, 2008, the aggregate value of this benefit would have been $0 (the closing trading price of A$0.076 per share of Centro Properties Group common stock on the Australian Securities Exchange on December 31, 2008 is less than his option exercise prices of A$8.41, A$9.05 and A$6.4510, and as of December 31, 2008 we had not met the threshold performance target under the terms of the awards).

  •
  In the event of a change in control, the full vesting of all unvested stock options. As of December 31, 2008, the value of this benefit would have been $0.

In the event of a change in control, regardless of whether Mr. Moss elects to terminate his employment for good reason, all of Mr. Moss's unvested stock options become fully vested. As of December 31, 2008, the value of this benefit would have been $0.

In the event that payment is made in connection with a "change in control", such payment will be reduced to the extent it would cause Mr. Moss's total termination benefits to constitute "excess" parachute payments under Section 280G of the Code, subjecting Mr. Moss to an excise tax under Section 4999(a) of the Code; provided, however, the foregoing reduction will not take place if the after-tax value of Mr. Moss's termination benefits calculated with this restriction are less than such termination benefits calculated without the restriction.

        If Mr. Moss's employment is terminated upon his disability, he will be entitled to the following severance benefits:

  •
  Continued base salary for six months. As of December 31, 2008, this cash payment would have been $171,600.

        If Mr. Moss's employment is terminated upon his death, his beneficiary, legal representative or estate will be entitled to the following severance benefits:

  •
  A lump sum payment equal to one year of Mr. Moss's base salary. As of December 31, 2008, this cash payment would have been $343,200.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        We are not required to and do not maintain a compensation committee at this time nor do we have, as previously discussed above, a board of directors, board of managers or other similar governing body. Prior to the Merger and Liquidation, the New Plan executive compensation and stock option committee was comprised of Gregory White, Matthew Goldstein and Nina Matis up to the time of the Merger and Liquidation. None of these individuals were, or ever have been, employees of New Plan or any of its subsidiaries. No interlocking relationship existed between Mr. White, Mr. Goldstein or Ms. Matis and any member of any other company's board of directors, board of trustees or executive compensation and stock option committee during that period.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of March 31, 2009 Super LLC, our sole and managing member, owned all of our membership interests, therefore, no securities were owned by the management. Super LLC's membership interests are held by six holders. The following table sets forth certain information as to the beneficial ownership, as of March 31, 2009, of membership interests in Super LLC. Each holder had, as of March 31, 2009, sole voting and investment power with respect to such membership interests.

Name and Business Address of Beneficial Owners(1)	Number of Membership Units Beneficially Owned(2)	Percentage of Aggregate Outstanding Membership Units
Centro Watt America REIT 17A, Inc.(3)	781,621,629 Class A Membership Interests	32.10%
Centro Super Residual 1 LLC(4)	436,832,396 Class B Membership Interests	17.94%
Centro Super Residual 2 LLC(5)	398,309,775 Class C Membership Interests	16.36%
Centro Super Residual 4 LLC(6)	1 Class D Membership Interests	0.00%
Centro New Plan Inc.(7)	400,000,000 Class E Membership Interests	16.43%
Centro Watt America REIT 15A, Inc.(8)	418,450,806 Class I Membership Interests	17.17%

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

        On January 15, 2009, we executed the January 2009 Contribution Agreement. Pursuant to the January 2009 Contribution Agreement, we contributed 49% of our interest in certain subsidiaries owning real properties with a total approximate fair market value of $513.4 million to the Residual Joint Venture. We distributed 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. The Residual Joint Venture then contributed its interest in the transferred entities to Centro NP Residual Holding Sub 1, LLC. Following these transactions, we owned 49% of the indirect interests in the transferred entities, and Super LLC owned 51% of the indirect interests in the transferred entities.

  Property Management Agreements

        In connection with the Management Services Assumption, on March 28, 2008, we executed three property management agreements (collectively, the "Property Management Agreements") with the Company Management Joint Venture to memorialize the prior agreement under which the Company Management Joint Venture has been managing our properties. Pursuant to the Exclusive Global Leasing and Management Agreement (Non-Contracted) by and between us and the Company Management Joint Venture (the "Non-Contracted Agreement"), we contracted for the Company Management Joint Venture to manage all of our properties not subject to other management agreements as of March 28, 2008. Pursuant to the Exclusive Global Subcontract Agreement (Related Party) by and between us and the Company Super Management Joint Venture (the "Related Party Agreement"), we subcontracted all of our obligations pursuant to management agreements governing all of our properties that were subject to management agreements with us or our affiliates as of March 28, 2008 to the Company Super Management Joint Venture. Pursuant to the Exclusive Global Subcontract Agreement (Third Party) by and between us and the Company Super Management Joint Venture (the "Third Party Agreement"), we subcontracted all of our obligations pursuant to management agreements governing all of our properties that were subject to management agreements with third parties as of March 28, 2008 to the Company Super Management Joint Venture.

        The term of each Property Management Agreement extends indefinitely and can be cancelled by upon a project by project basis. The services to be provided by the Company Super Management Joint Venture pursuant to each Property Management Agreement (subject, with respect to the Related Party Agreement and the Third Party Agreement, to the scope of the underlying agreements being subcontracted), include the operation, management, supervision, maintenance and leasing of properties, as well as the maintenance of books and records and advisory services regarding tax and insurance matters. Pursuant to the Property Management Agreements, we have agreed to reimburse the Company Management Joint Venture for all direct and indirect costs and expenses incurred by the Company Management Joint Venture in carrying out the duties imposed on the Company Management Joint Venture by the terms of the Property Management Agreement. Pursuant to the Non-Contracted Agreement, we have agreed to pay the Company Management Joint Venture, over and above costs and expenses, an annual fee of 4.5% of the gross revenues (rentals as collected), plus certain leasing commissions for each new lease entered into. Pursuant to each of the Related Party Agreement and the Third Party Agreement, we have agreed to pay the Company Management Joint Venture, over and above costs and expenses, an annual fee of 5% of its costs and expenses.

POLICY AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

        All decisions regarding actions to be taken by the Company (other than day-to-day operations, which are managed by the Company Management Joint Venture), including related party transactions, must be approved by all of the members of our parent, Super LLC. Such members are subject to related party transactions policies of their ultimate parents, and submit such transactions to the appropriate persons under such policies in Australia for approval.

INDEPENDENCE OF DIRECTORS

        As a result of the transactions described under Item 1 of this Annual Report on Form 10-K, we no longer have a board of directors.

Item 14.    Principal Accountant Fees and Services

RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        Our Consolidated Financial Statements (and those of our predecessor) for the fiscal year ended December 31, 2008, the period from April 5, 2007 through December 31, 2007, and the period from January 1, 2007 through April 4, 2007 have been audited by PricewaterhouseCoopers LLP, which has been selected to serve as our independent registered public accounting firm for the current fiscal year.

        For services rendered to us and our predecessor during, or in connection with, the fiscal year ended December 31, 2008, the period from April 5, 2007 through December 31, 2007, and the period from January 1, 2007 through April 4, 2007, as applicable, PricewaterhouseCoopers LLP billed the following fees:

	Company			Predecessor
	Year ended December 31, 2008	Period from April 5, 2007 through December 31, 2007		Period from January 1, 2007 through April 4, 2007
Audit Fees	$795,000	$478,900		$157,775
Audit-Related Fees	$64,000	$372,960		$74,360
Tax Fees	$3,095,520	$0	(1)	$0	(1)
All Other Fees	$0	$0		$0

(1)
PricewaterhouseCoopers LLP did not provide tax services.

        Audit-Related Fees for the fiscal year ended December 31, 2008 included bills for services rendered in connection with purchase price allocations in accordance with SFAS No. 141 and other audit related accounting consultations.

        Tax fees for the fiscal year ended December 31, 2008 included bills for services rendered in connection with the preparation of tax forms, tax consultations and other tax related services.

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

        Audit Fees for the period from January 1, 2007 through April 4, 2007 included bills for services rendered in connection with our predecessor's filing of a Schedule 14F-1 in March 2007 ($6,525).

        Audit-Related Fees for the period from January 1, 2007 through April 4, 2007 included bills for services rendered in connection with consultations regarding the impact on our predecessor's financial statements of its 2007 Long-Term Out-Performance Compensation Plan (the "2007 OPP Plan") and long-term incentive compensation awards made under the 2007 OPP Plan to our predecessor's executive officers ($6,727), accounting consultations regarding the formation of a new opportunity fund ($7,479), accounting consultations regarding the valuation of our predecessor's convertible debt ($31,550) and accounting consultations regarding the impact of the Merger ($28,604).

        In addition to the foregoing, PricewaterhouseCoopers LLP billed an aggregate of approximately $830,000, $300,000, and $100,000 for the year ended December 31, 2008, the period from April 5, 2007 through December 31, 2007, and the period from January 1, 2007 through April 4, 2007, respectively, for audit and other services provided with respect to such periods to certain joint ventures in which we, or our Predecessor, as applicable, have or had, equity interests.

        Prior to the consummation of the transactions described in Item 1 of this Annual Report on Form 10-K, all audit and audit-related services were pre-approved by the audit committee of our predecessor, either pursuant to the audit committee's Audit and Non-Audit Services Pre-Approval Policy or through a separate pre-approval by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm's independence from the Company.

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

    3.
    Exhibits.

      The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

  (b)
  Exhibits.    The following documents are filed as exhibits to this report:

*2.1	Agreement and Plan of Merger, dated February 27, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Centro NP LLC, Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K, filed on March 2, 2007.
*2.2
First Amendment to Agreement and Plan of Merger, dated as of April 19, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Super IntermediateCo LLC (now known as Centro NP LLC), Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K, filed on April 20, 2007.
*2.3
Assignment and Assumption Agreement, dated as of April 20, 2007, by and between New Plan Excel Realty Trust, Inc. and Super IntermediateCo LLC (now known as Centro NP LLC)., filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*3.1
Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of February 26, 2007, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*3.2
Articles of Amendment of Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of May 3, 2007, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*3.3
Second Amended and Restated Limited Liability Company Agreement of Centro NP LLC, dated as of June 5, 2007, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.1
Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust's Registration Statement on Form S-3, File No. 33-61383.
*4.2
First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*4.3	Senior Securities Indenture, dated as of February 3, 1999, among the Predecessor, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated February 3, 1999.
*4.4
Supplemental Indenture, dated as of December 17, 2004, by and between the Predecessor and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Predecessor, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated December 22, 2004.
*4.5
Senior Securities Indenture, dated as of January 30, 2004, by and between the Predecessor and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated February 5, 2004.
*4.6
First Supplemental Indenture, dated as of September 19, 2006, between the Predecessor and U.S. Bank Trust National Association, as trustee, filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K, filed on September 19, 2006.
*4.7
Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.8
Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.9
Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC), New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.10
Indenture, dated as of May 4, 2007, by and among Centro NP LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.11
Supplemental Indenture, dated as of May 4, 2007, by and among Centro NP LLC and U.S. Bank Trust National Association, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*10.1
Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger, and Banc of America Securities LLC, as Sole Book Manager, dated as of July 31, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 6, 2007.
*10.2
Guaranty, dated as of July 31, 2007, by and among each of the Subsidiaries listed on Schedule I thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 6, 2007.
*10. 3
First Amendment to Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of December 16, 2007, filed as Exhibit 10.1 to Company's Current Report on Form 8-K, dated December 18, 2007.

*10.4	Letter Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of February 14, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 14, 2008.
*10.5
Contribution, Distribution and Assignment Agreement, dated as of March 28, 2008, among Super LLC, Centro NP LLC, Centro NP Residual Holding LLC and certain of the Company's wholly owned subsidiaries, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.6
Distribution, Contribution, Assignment and Assumption Agreement among Centro NP LLC, Super LLC, Centro New Plan Inc., Centro US Management Joint Venture, LP and Centro US Employment Company, LLC, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.7
Exclusive Global Leasing and Management Agreement (Non-Contracted) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.8
Exclusive Global Subcontract Agreement (Third Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.9
Exclusive Global Subcontract Agreement (Related Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.10
Letter Agreement, dated as of March 28, 2008, among Super LLC, JPMorgan Chase Bank, N.A., as agent, and certain other parties, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.11
Letter Agreement, dated as of May 7, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12, 2008.
*10.12
Letter Agreement, dated as of May 30, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 2, 2008.
*10.13
Letter Agreement, dated as of September 26, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 2, 2008.
10.14	Letter Agreement, dated as of December 15, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties.
10.15	Supplement to Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, dated as of January 15, 2008.

10.16	Contribution, Distribution and Assignment Agreement (the "Agreement"), dated as of January 15, 2009, by and among New Plan Property Holding Company, CA New Plan Asset Partnership IV, L.P., CA New Plan Asset LLC, CA New Plan VI, Excel Realty Trust—ST, LLC, New Plan Maryland Holdings, LLC, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, NP of Tennessee, L.P., New Plan of Tennessee, LLC, NPTN, Inc., CA New Plan Texas Assets, L.P., CA New Plan Texas Assets, LLC, CA New Plan IV, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, HK New Plan STH Upper Tier II Company, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan ERP Property Holdings, LLC, Excel Realty Partners, L.P., New Plan DRP Trust, New Plan ERP Limited Partner Company, ERP New Britain Limited Partnership, New Plan Realty Trust, LLC, New Plan Pennsylvania Holdings, LLC, Centro NP ERT, LLC, HK New Plan Macon Chapman TRS GP Company, ERT Development Corporation, New Plan Florida Holdings, LLC, HK New Plan STH Lower Tier, LLC, HK New Plan STH Mid Tier II, LLC, Centro NP LLC, Super LLC, Centro NP Residual Holding LLC and Centro NP Residual Holding Sub 1, LLC.
*10.17	Employment Letter, dated May 11, 2007, from Centro Properties Group to John Braddon, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.18	Offer of Employment, dated November 23, 2005, from Centro Properties Group to John Braddon, filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.19
Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Glenn J. Rufrano, filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
10.20	Employment Agreement, dated March 26, 2008, by and among Centro WCJV LP, Inc. and Glenn J. Rufrano.†
*10.21
Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Steven Siegel, filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.22
Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Carroll, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
10.23	Employment Agreement, dated December 5, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Moss.†
10.24	First Amendment to Employment Agreement, dated February 25, 2008, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Moss.†
10.25	Employment Agreement, dated July 30, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Leonard Brumberg.†
*10.26	Centro Properties Group Executive Option Plan, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.27	Centro Properties Group Employee Security Plan, filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.28	Form of Centro Properties Group Application for Options, filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†

*10.29	Form of Centro Properties Group Offer to Participate in an Issuance of Options, filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
21	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as above indicated.

†
Denotes a management contract or compensatory plan, contract or arrangement.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
1.	CONSOLIDATED STATEMENTS
	Management's Report on Internal Control Over Financial Reporting	F-2
	Report of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets December 31, 2008 and 2007	F-6

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the year ended December 31, 2008, the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, and the year ended December 31, 2006

F-7

Consolidated Statements of Changes in Members' Capital / Stockholders' Equity for the Year ended December 31, 2008, the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, and the year ended December 31, 2006

F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2008, the period April 5, 2007 to December 31, 2007, the period January 1, 2007 to April 4, 2007, and the year ended December 31, 2006

F-9
	Notes to Consolidated Financial Statements	F-11
2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
	Schedule II—Valuation and Qualifying Accounts	F-66
	Schedule III—Real Estate and Accumulated Depreciation	F-67

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). An evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm

To the Member of Centro NP LLC:

        In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of Centro NP, LLC and its subsidiaries (the "Company") at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from April 5, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under Item 15(a)2 presents fairly, in all material respects, the information set forth therein at December 31, 2008 and for the year ended December 31, 2008 and the period from April 5, 2007 to December 31, 2007 when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities (refer to subsequent events disclosure at Note 26); its reliance upon funding provided by an entity that it does not control; current prohibition upon its ability to incur further indebtedness and the existence of restrictions upon operations which increase the risk of default and cross-default of existing debt. In addition, uncertainty also exists due to the liquidity issues currently experienced by the Company's parent and the Company's ultimate equity investors. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 30, 2009

 Report of Independent Registered Public Accounting Firm

To the Stockholders of New Plan Excel Realty Trust, Inc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of New Plan Excel Realty Trust, Inc and its subsidiaries ("the Predecessor") at April 4, 2007 and December 31, 2006, and the results of their operations and cash flows for the period from January 1, 2007 through April 4, 2007 and the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index under item 15(a)(2) present fairly, in all material respects, the information set forth therein for the period from January 1, 2007 through April 4, 2007 and the year ended December 31, 2006 when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York

March 30, 2009

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007
(In thousands, except fractions, percentages and par value amounts)

	Company	Company
	December 31, 2008	December 31, 2007
ASSETS
Real estate:
Land	$946,995	$1,200,343
Buildings and improvements	2,008,688	2,764,677
Accumulated depreciation and amortization	(117,518)	(60,590)

Net real estate	2,838,165	3,904,430
Real estate held for sale	5,044	425
Cash and cash equivalents	51,453	34,706
Restricted cash	25,855	26,417
Marketable securities	10,038	6,774
Receivables:
Trade, net of allowance for doubtful accounts of $17,178 and $20,480 as of December 31, 2008 and 2007, respectively	23,166	24,584
Deferred rent, net of allowance of $259 and $131 as of December 31, 2008 and 2007, respectively	12,838	6,804
Other, net	35,027	34,327
Mortgages and notes receivable	—	1,946
Prepaid expenses and deferred charges	13,526	19,250
Investments in / advances to unconsolidated ventures	673,062	475,605
Intangible assets, net of accumulated amortization of $168,272 and $99,201 as of December 31, 2008 and 2007, respectively	461,210	706,709
Goodwill	—	350,437
Other assets	8,005	32,716

Total assets	$4,157,389	$5,625,130

LIABILITIES AND MEMBERS' CAPITAL
Liabilities:
Mortgages payable, including unamortized premium of $8,434 and $13,426 as of December 31, 2008 and 2007, respectively	$408,863	$451,675
Notes payable, net of unamortized premium (discount) of $26,704 and $30,465 as of December 31, 2008 and 2007, respectively	856,921	860,681
Credit facilities	479,584	488,288
Capital leases	30,266	30,902
Other liabilities	338,548	529,061
Redemption rights	9,386	—
Tenant security deposits	7,467	9,754

Total liabilities	2,131,035	2,370,361

Minority interest in consolidated partnership and joint ventures	28,090	86,210

Commitments and contingencies	—	—
Members' capital:
Members' capital	3,113,809	3,734,387
Accumulated other comprehensive loss	(123)	(1,196)
Accumulated distributions in excess of net income	(1,115,422)	(564,632)

Total members' capital	1,998,264	3,168,559

Total liabilities and members' capital	$4,157,389	$5,625,130

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE "CO,MPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

For the years ended December 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	Company		Predecessor
	December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	December 31, 2006
Revenues:
Rental income	$309,087	$301,426	$89,602	$324,897
Percentage rents	3,854	2,377	2,137	4,747
Expense reimbursements	79,283	76,897	26,959	98,910
Fee income	26,452	21,952	8,832	16,660

Total revenues	418,676	402,652	127,530	445,214

Operating expenses:
Operating costs	77,364	58,154	21,031	69,856
Real estate taxes	51,190	46,454	16,666	57,753
Depreciation and amortization	197,179	184,019	25,026	86,012
Provision for doubtful accounts	4,995	3,109	3,397	7,549
Impairment of real estate	229,934	27,775	—	—
Impairment of goodwill and other intangibles	173,536	547,635	—	—
General and administrative	25,938	20,531	51,932	28,674

Total operating expenses	760,136	887,677	118,052	249,844

(Loss) income before real estate sales, minority interest and other income and expenses	(341,460)	(485,025)	9,478	195,370
Other income and expenses:
Interest, dividend, and other income	3,122	4,724	1,524	4,016
Equity in income of unconsolidated ventures	(10,778)	2,576	974	5,143
Impairment of investments accounted for under the equity method	(63,778)	—	—	—
Interest expense	(100,195)	(78,332)	(26,691)	(93,569)
Minority interest in income of consolidated partnership and joint ventures	(4,490)	(5,956)	(297)	(745)

(Loss) income from continuing operations	(517,579)	(562,013)	(15,012)	110,215

Discontinued operations:
(Loss) income from discontinued operations (Note 7)	(33,211)	(2,619)	4,403	25,001

(Loss) income before gain on sale of real estate	(550,790)	(564,632)	(10,609)	135,216
Gain on sale of real estate	—	—	—	1

Net (loss) income	$(550,790)	$(564,632)	$(10,609)	$135,217

Preferred dividends	—	—	(12,079)	(21,966)

Net (loss) income available to common stock—basic	—	—	(22,688)	113,251
Minority interest in income of consolidated partnership	—	—	297	745

Net (loss) income available to common stock—diluted	—	—	$(22,391)	$113,996

Basic (loss) earnings per common share:
(Loss) income from continuing operations	—	—	$(0.26)	$0.85
Discontinued operations	—	—	0.04	0.24

Basic (loss) earnings per share	—	—	$(0.22)	$1.09

Diluted (loss) earnings per common share:
(Loss) income from continuing operations	—	—	$(0.24)	$0.82
Discontinued operations	—	—	0.04	0.23

Diluted (loss) earnings per share	—	—	$(0.20)	$1.05

Average shares outstanding—basic	—	—	103,355	104,102

Average shares outstanding—diluted	—	—	109,558	108,814

Dividends per common share	—	—	$0.6250	$1.25

Other comprehensive income/(loss):
Net (loss) income	$(550,790)	$(564,632)	$(10,609)	$135,217
Realized/unrealized (loss) gain on available-for-sale securities	(123)	(1,196)	512	259
Unrealized (loss) gains on deferred compensation	—	—	(168)	131
Realized gain on interest hedges, net	—	—	359	1,435
Unrealized gain (loss) on interest risk hedges, net	—	—	166	(4,601)

Comprehensive (loss) income	$(550,913)	$(565,828)	$(9,740)	$132,441

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' CAPITAL / STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

			Shares of Beneficial Interest/ Common Stock
	Preferred Stock					Accumulated Other Comprehensive (Loss)/Income	Accumulated Distributions in Excess of Net Income
					Additional Paid-in Capital			Total Stockholders' Equity
	Number	Amount	Number	Amount
Predecessor
Balance at December 31, 2005	950	$10	104,305	$1,042	$2,036,880	$(8,074)	$(538,472)	$1,491,386
Net income	—	—	—	—	—	—	135,217	135,217
Dividends ($1.25 per common share)	—	—	—	—	—	—	(151,907)	(151,907)
Exercise of stock options	—	—	509	5	8,357	—	—	8,362
Forfeiture of equity award	—	—	(1)	—	—	—	—	—
Shares repurchased and retired	—	—	(1,870)	(18)	(50,127)	—	—	(50,145)
Employee loans	—	—	—	—	115	—	—	115
Dividend Reinvestment Plan	—	—	302	3	7,509	—	—	7,512
Stock incentive grants	—	—	57	1	179	—	—	180
Option grant	—	—	—	—	2,630	—	—	2,630
Redemption of limited partner units for shares of common stock	—	—	118	1	3,295	—	—	3,296
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	259	—	259
Unrealized gain on deferred compensation, net	—	—	—	—	—	131	—	131
Realized gain on interest risk hedges, net	—	—	—	—	—	1,435	—	1,435
Unrealized loss on interest risk hedges, net	—	—	—	—	—	(4,601)	—	(4,601)
Impact of non-cash adjustments to account for Preferred D dividend "step-up"	—	—	—	—	867	—	—	867

Balance at December 31, 2006	950	10	103,420	1,034	2,009,705	(10,850)	(555,162)	1,444,737
Net loss	—	—	—	—	—	—	(10,609)	(10,609)
Dividends ($0.6250 per common share)	—	—	—	—	—	—	(38,957)	(38,957)
Exercise of stock options	—	—	36	—	693	—	—	693
Dividend Reinvestment Plan	—	—	67	1	1,839	—	—	1,840
Stock incentive grants	—	—	115	1	44	—	—	45
Option grant	—	—	—	—	17,879	—	—	17,879
Realized/unrealized holding gain on marketable securities	—	—	—	—	—	347	—	347
Unrealized loss on deferred Compensation net	—	—	—	—	—	(170)	—	(170)
Realized gain/loss on interest risk hedges net	—	—	—	—	—	(358)	—	(358)
Unrealized gain/loss on interest risk hedges net	—	—	—	—	—	(1)	—	(1)
Impact of non-cash adjustments to account for Preferred D dividend "step-up"	—	—	—	—	229	—	—	229

Balance at April 4, 2007	950	$10	103,638	$1,036	$2,030,389	$(11,032)	$(604,728)	$1,415,675

	Members' Capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Income	Total Members' Capital
Company
Balance at April 5, 2007(1)	$3,597,802	$—	$—	$3,597,802
Contribution/(distribution) by members, net	646,822	—	—	646,822
Distributions of assets to Parent(2)	(510,237)			(510,237)
Net loss	—	—	(564,632)	(564,632)
Realized/unrealized holding loss on marketable securities	—	(1,196)	—	(1,196)

Balance at December 31, 2007	3,734,387	(1,196)	(564,632)	3,168,559
(Distribution)/contribution by members, net	(19,056)	—	—	(19,056)
Distributions of assets to Parent(2)	(379,680)	—	—	(379,680)
Distributions of service business(3)	(221,842)			(221,842)
Net loss	—	—	(550,790)	(550,790)
Realized/unrealized holding loss on marketable securities	—	1,073	—	1,073

Balance at December 31, 2008	$3,113,809	$(123)	$(1,115,422)	$1,998,264

(1)
Recorded in connection with the Merger discussed in Note 1.

(2)
Transactions relating to the Residual Joint Venture.

(3)
Transactions relating to the Distribution, Contribution and Assignment Agreement as discussed in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Company		Predecessor
	Year Ended December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(550,790)	$(564,632)	$(10,609)	$135,217
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	202,729	189,321	25,897	92,060
Amortization of net premium/discount on mortgages and notes payable	(7,375)	(6,442)	(690)	(2,534)
Amortization of deferred debt and loan acquisition costs	8,039	1,818	1,891	2,483
Amortization of stock options	—	—	17,961	2,711
(Gain) loss on swaps	—	(6,911)	292	1,929
Amortization of asset retirement obligations	111	41	15	306
Amortization of below market leases	(41,115)	(49,521)	(847)	(1,993)
Loss on sale of securities, net	1,753	—	—	—
Loss (gain) on sale of discontinued operations	2,935	—	(2,122)	(14,650)
Minority interest in income of partnership	4,490	5,956	297	745
Impairment of investments accounted for under the equity method	63,778
Impairment of real estate assets	260,102	27,775	—	907
Impairment of goodwill and other intangibles	173,536	552,851	—	—
Equity in income of unconsolidated ventures	14,252	(1,754)	(974)	(5,143)
Distributions of income from unconsolidated ventures	—	883	2,203	5,879
Changes in operating assets and liabilities, net:
Change in restricted cash	562	(7,429)	4,673	(3,456)
Change in trade receivables	(5,346)	1,157	(5,171)	(8,671)
Change in deferred rent receivables	(7,960)	(7,758)	(1,490)	(2,458)
Change in other receivables	(13,204)	(2,089)	(7,726)	2,556
Change in other liabilities	(21,594)	(17,589)	19,582	1,567
Change in tenant security deposits	(250)	1,574	(255)	(438)
Change in prepaid expenses, deferred charges and other assets	14,459	(35,407)	7,739	(7,919)

Net cash provided by operating activities	99,112	81,844	50,666	199,098

Cash flows from investing activities:
Payment for purchase of Predecessor	—	(3,857,641)	—	—
Real estate acquisitions and building improvements	(110,094)	(188,943)	(53,543)	(125,332)
Acquisition, net of cash and restricted cash received	—	(59,450)	(27,014)	(145,419)
Proceeds from real estate sales, net	100,080	16,340	4,404	120,961
Proceeds from sale of marketable securities, net	4,639	—	—	—
Repayments of mortgage notes receivable, net	1,489	95	3,787	—
Advances for mortgages notes receivable	—	(2,640)	—	(3,617)
Purchase of intangible assets	(7,000)	(530)	—	—
Purchase of marketable securities	(8,583)	—	—	—
Cash from joint venture consolidation	—	—	14	68
Capital contributions to unconsolidated joint ventures	(3,586)	(6,040)	(1,328)	(8,295)
Distributions of capital from unconsolidated ventures	9,439	355,509	1,442	16,884

Net cash (used in) investing activities	(13,616)	(3,743,300)	(72,238)	(144,750)

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Company		Predecessor
	Year Ended December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006
Cash flows from financing activities:
Cash paid to redeem limited partnership units	(34,749)	(10,926)	—	(554)
Principal payments of mortgages and notes payable	(38,456)	(55,383)	(10,017)	(35,382)
Proceeds from public debt offering, net	—	—	529	198,000
Loan from Centro Property Trust	—	303,400	—	—
Redemption of convertible notes payable	—	(375,133)	—	—
Capital contribution from member	—	4,313,431	—	—
Proceeds from credit facility borrowing	38,300	684,985	85,000	220,000
Repayment of credit facility	(18,404)	(442,185)	(7,000)	(244,000)
Repayment of secured term loan	—	(150,000)	—	—
Financing fees	(7,136)	(500)	—	(4,242)
Distributions paid to minority partners	(3,288)	(4,462)	(2,134)	(3,942)
Distribution to members	(5,016)	(545,765)	—	—
Dividends paid	—	(38,957)	(37,597)	(151,354)
Proceeds from exercise of stock options	—	—	693	8,262
Repayment of loans receivable for the purchase of common stock	—	—	—	115
Cash paid for repurchase of common stock	—	—	—	(50,145)
Proceeds from dividend reinvestment plan	—	—	1,839	7,608

Net cash (used in) provided by financing activities	(68,749)	3,678,505	31,313	(55,634)

Net increase (decrease) in cash and cash equivalents	16,747	17,049	9,741	(1,286)
Cash and cash equivalents at beginning of year	34,706	17,657	7,916	9,202

Cash and cash equivalents at end of year	$51,453	$34,706	$17,657	$7,916

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest, net of amounts capitalized	$110,713	$70,850	$22,598	$112,121
Capitalized interest	9,518	10,550	4,474	11,838
State and local taxes paid	1,097	2,540	145	420
Mortgages assumed, net	—	—	—	43,613
Partnership units issued in acquisition	—	—	—	4,770
Distribution of entity interest to parent(1)	379,680	510,237	—	—
Contribution of entity interest to Centro NP Residual Holding LLC(1)	364,791	490,227	—	—
Service Business Transfer to parent(2)	221,842	—	—	—
Partnership units issued in connection with joint venture	—	6,700	—	—
Fair value of assets acquired(3)	—	6,270,330	—	—
Cash paid for stock(3)	—	3,857,556	—	—
Liabilities assumed(3)	—	2,412,773	—	—

(1)
Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC discussed in Note 10.

(2)
Recorded in connection with the Distribution, Contribution and Assignment Agreement discussed in Note 1.

(2)
Recorded in connection with the Merger discussed in Note 1.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Merger and Liquidation

  Merger Transaction

        On February 27, 2007, New Plan Excel Realty Trust, Inc. ("New Plan"), and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, was the general partner, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centro NP LLC (formerly Super IntermediateCo LLC) ("Centro NP"), Super MergerSub Inc. ("MergerSub"), and Super DownREIT MergerSub LLC ("Super REIT MergerSub" and together with Centro NP and MergerSub, the "Buyer Parties"). Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the "Offer") to purchase all outstanding shares of common stock, par value $0.01 per share ("Common Stock"), of New Plan. On April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the "Merger"), with New Plan surviving the Merger, and in connection therewith, Super DownREIT Acquisition L.P. ("DownREIT Acquisition") merged with and into Excel Realty Partners, L.P. (the "DownREIT Partnership"), with the DownREIT Partnership continuing as the surviving limited partnership (the "DownREIT Merger," and together with the Merger, the "Mergers"). As a result of the Merger, New Plan became a wholly owned subsidiary of Centro NP and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger.

        On April 20, 2007, immediately following the Merger, New Plan, as the surviving corporation of the Merger, was liquidated (the "Liquidation"), and in connection with the Liquidation, (a) all of New Plan's assets were transferred to, and all of its liabilities were assumed by, Centro NP, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of Common Stock of New Plan were cancelled. As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

        Immediately following the Merger and the Liquidation, the Company's employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in these notes as the "Management Joint Venture"). The distribution occurred in order to comply with certain tax restrictions applicable to the Company's ultimate equity owners and to permit such employees to serve management functions at other properties controlled by the Company's affiliates. Following this distribution, Centro Super Management Joint Venture 2, LLC, a wholly-owned, indirect subsidiary of the Management Joint Venture (the "Company Management Joint Venture"), managed the Company's properties, although during a transition period, certain of the Company's subsidiaries continued to provide payroll, benefit and other transition services with respect to the Company's former employees. Such transition services continued through April 30, 2008. Contracts memorializing the management services arrangements under which the Company has been operating were entered into on March 28, 2008 in connection with an amendment to the Company's revolving credit facility.

        Although the Company's employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, for the period January 1, 2008 to April 30, 2008, the Company

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Merger and Liquidation (Continued)

continued to incur all costs relating to the payroll and benefits of the Company's employees employed by the Management Joint Venture as well as incurring other transition services while the Management Joint Venture finalized arrangements to replicate such functions.

        As the Company continued to provide services on a transitionary basis through April 30, 2008, for accounting purposes, the Distribution, Contribution and Assignment Agreement (the "Distribution Agreement") entered into by the Company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan, Inc (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to April 30, 2008. The distribution has been reflected in the consolidated financial statements covered in this report as of May 1, 2008. As a result, certain assets and liabilities have been distributed out as of May 1, 2008. The significant assets and liabilities that were distributed out of the Company in relation to the Distribution Agreement (the "Service Business Transfer") were goodwill, furniture and fittings, and employee benefits related accruals/reserves. The total net assets distributed as part of the Service Business Transfer were $221.9 million. Refer to further information included in Note 3 relating to the impairment of goodwill prior to Service Business Transfer.

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

  Accounting Treatment

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), a business combination occurs when an entity acquires net assets that constitute a business or acquires equity interest of one or more other entities and obtains "control" over that entity or entities. "Control" is defined by SFAS No. 141 as "ownership by one company, directly or indirectly, of over fifty percent of the outstanding voting shares of another company." For accounting purposes, SFAS No. 141 further states that the designated acquisition date should be the date that control of the acquired entity is transferred to the acquiring entity without restrictions, except those required to protect the shareholders or other owners of the acquired entity. In conjunction with the transactions described

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Merger and Liquidation (Continued)

above, Centro NP LLC acquired a 66.7% controlling interest in New Plan on April 5, 2007 in accordance with the definition of control in SFAS No. 141. As such, with respect to the results of operations of Centro NP, April 5, 2007 is the defined acquisition date throughout the remainder of this document. Accordingly, the Consolidated Financial Statements contained in this report represent the results of operations and financial condition of New Plan (which is referred to as the Predecessor herein) prior to April 5, 2007, and of Centro NP for the period from April 5, 2007 through December 31, 2007. Notwithstanding the foregoing, New Plan's Common Stock remained outstanding until April 20, 2007, at which point MergerSub, subsequently Centro NP, acquired the remaining outstanding shares of Common Stock. Accordingly, any discussion pertaining to New Plan's Common Stock, preferred stock or stock-based compensation in this document will reference April 20, 2007.

        The aggregate purchase price of the Merger has been allocated in accordance with SFAS No. 141 at the date of acquisition, based on the Company's evaluation of information and estimates available at such date. Accordingly, all assets were recorded at their fair values at the time of acquisition. As final information regarding the fair value of the assets acquired and liabilities assumed was received and estimates were refined, appropriate adjustments were made to the purchase price allocation. Such adjustments made to the purchase price allocation were all made prior to December 31, 2007. No

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Merger and Liquidation (Continued)

adjustments to the purchase price allocation were made in the year ended December 31, 2008. As of December 31, 2007, the final total aggregate purchase price had been allocated as follows:

ASSETS
Net real estate	$4,484,647
Cash and cash equivalents	96,964
Restricted cash	18,988
Marketable securities	6,230
Receivables:
Trade, net of allowance for doubtful accounts	34,593
Other, net	30,818
Mortgages and notes receivable	626
Prepaid expenses and deferred charges	16,028
Investments in/advances to unconsolidated ventures	174,233
Intangible assets, net of accumulated amortization	937,992
Goodwill	825,612
Other assets	19,379

Total assets	$6,646,110

LIABILITIES AND MEMBERS' CAPITAL
Liabilities:
Mortgages payable, including unamortized premium	$444,649
Notes payable, net of unamortized premium	1,266,814
Credit agreements	305,412
Capital leases	31,331
Due to Centro Property Trust	303,400
Other liabilities	597,831
Tenant security deposits	9,948

Total liabilities	2,959,385

Minority interest in consolidated partnership and joint ventures	88,923

Commitments and contingencies	—
Member's capital:
Member's capital	3,597,802

Total member's capital	3,597,802

Total liabilities and member's capital	$6,646,110

        The total aggregate purchase price consideration for the Merger was approximately $3.6 billion, including costs associated with the acquisition. There were no contingency payments or commitments provided under the Merger Agreement.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Description of Business

        Centro NP LLC (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, the "Company") was formed in February 2007 in connection with the Offer and the Mergers, and to succeed the operations of New Plan Excel Realty Trust, Inc. (together with its wholly-owned and majority-owned subsidiaries and consolidated entities, "New Plan" or the "Predecessor"). Prior to the consummation of the Offer and the Mergers, the Company engaged in no activities other than those incident to its formation and the execution of the Merger Agreement. The principal business of the Company is the ownership and development of community and neighborhood shopping centers throughout the United States. Prior to the consummation of the Mergers and the Liquidation (described in Note 1, "Merger and Liquidation") the Predecessor was operated as a self-administered and self-managed equity real estate investment trust ("REIT"). As a result of the Merger and Liquidation, the Company is no longer operating as a REIT. On May 3, 2007, the Company's name was changed from Super IntermediateCo LLC to Centro NP LLC.

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

        The consolidated financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to April 5, 2007, and of the Company for the period from April 5, 2007 through December 31, 2008. The accompanying consolidated financial statements of the Company and the Predecessor include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest. The portion of these entities not owned by the Company or the Predecessor is presented as minority interest as of and during the periods presented. All inter-entity transactions have been eliminated.

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

  Going Concern

        There is substantial doubt about the Company's ability to continue as a going concern given the Company's liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities (refer to subsequent events disclosures at Note 26); its reliance upon funding provided by an entity that it does not control; current prohibition upon its ability to incur further indebtedness and the existence of restrictions upon operations which increase the risk of default and cross-default of existing debt. In addition, uncertainty also exists due to the liquidity issues currently experienced by the Company's parent and the ultimate parent investors, Centro Properties Limited and Centro Property Trust.

        The half yearly financial statements of our ultimate parents, Centro Properties Limited ("CPL") and Centro Property Trust ("CPT"), which were lodged with Australian regulatory bodies on February 26, 2009 identified material uncertainty (equivalent to substantial doubt) about those entities ability to continue as a going concern.

        Management is working with both its lenders and the lenders of its affiliated entities, and also with management of the ultimate parent investors of the Company, to assess a number of options that address the Company's ongoing liquidity issues. Factors that may impact this include the current and future condition of the credit market and the US retail real estate market.

        The extension of certain debt facilities to December 31, 2010 provides the Company with more time to consider a range of different plans to address its longer term liquidity issues and potential funding from distributions from the Residual Joint Venture and potential asset sales, among other things, should provide the Company with the ability to pay its debts as and when they become due and payable.

        No adjustments were made to the consolidated financial statements in relation to this uncertainty.

  Earnings per Share of Common Stock

        As of December 31, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor's common stock had been cancelled. For periods prior to April 5, 2007, the Predecessor presented both basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"). Earnings per common share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Earnings per share of common

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

stock assuming dilution ("diluted EPS") is computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. Dilutive potential shares of common stock consist of the incremental shares of common stock issuable upon (a) the conversion of (i) limited partnership units of Excel Realty Partners, L.P. ("ERP"), a Delaware limited partnership, (ii) convertible senior notes, (iii) restricted stock grants and (iv) contingent compensation awards and (b) the exercise of in-the-money stock options.

  Cash Equivalents

        Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition. At times, cash balances at a limited number of banks may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions. As of December 31, 2008, the Company had not identified any specific counter-party credit risk in relation to its cash balances.

  Restricted Cash

        Restricted cash consists primarily of cash held in escrow accounts for deferred maintenance, capital improvements, environmental expenditures, taxes, insurance, operating expenses and debt service as required by certain loan agreements. All restricted cash is invested in money market accounts.

  Accounts Receivable

        Accounts receivable is stated net of allowance for doubtful accounts of $17.2 million and $20.5 million as of December 31, 2008 and 2007, respectively. The Company makes, and the Predecessor made, estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        In conducting an impairment analysis of the Company's long-lived assets, management applied a probability weighting as to how long the assets would be held prior to disposal, as contemplated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). The probability weighting takes into consideration the likelihood of disposal of each asset. During the year ended December 31, 2008, changes to the holding period probability weighting were made in the impairment analysis. For a number of properties, the likelihood of disposal of each asset increased significantly due to changes in management's plans for such assets. As a result of the change to the probability weighting, a number of properties were identified as being impaired in accordance with SFAS No. 144. For the year ended December 31, 2008, the total impairment charge on all properties was $260.0 million ($229.9 million relating to the continuing operations and $30.1 million relating to the discontinued operations, refer to Note 7). For the period from April 5, 2007 to December 31, 2007, the total impairment charge on all properties was $27.8 million. There was no impairment on properties for the period from January 1, 2007 to April 4, 2007. The impairment charge for the year ended December 31, 2008 arose due to a decrease in the estimated cash flows from the properties over the estimated holding period. The changes to cash flows included both revisions to forecast sale prices and operating cash flows.

        The decrease in forecast sale prices on the Company's real estate investments has been caused by increase in market capitalization rates during the year ended December 31, 2008. This increase in market capitalization rates is a response to various market trends, in particular the growing negative economic outlook.

        In relation to changes to forecast operating cash flows, management undertook a detailed reforecast of real estate net operating results during the year ended December 31, 2008. This reforecast identified reduced cash flows due to changes in lease up assumptions and tenant vacancies.

        When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. Refer to Note 6 for further information on assets designated as held for sale. Refer to Note 7 for information relating to impairment loss recognized on assets

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

designated as held for sale. For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary. During the year ended December 31, 2008, management identified an other than temporary loss in value in eight of its investments accounted for under the equity method. The other than temporary impairment charge for the year ended December 31, 2008 was $63.8 million, of which $50.8 million relates to the three months ended December 31, 2008. Management has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of each of the investments accounted for under the equity method along with unfavorable movements in the fair valuation of the debt held by each of the investments accounted for under the equity method. The decrease in fair value of the underlying real estate has been caused by an increase in market capitalization rates during the year ended December 31, 2008. The increase in market capitalization rates is a response to various market trends, in particular the growing negative economic outlook. The main driver to the unfavorable movements in the fair valuation of debt has been the significant decrease in risk free rates during the three months ended December 31, 2008. See Note 10 for additional information.

  Deferred Leasing and Loan Origination Costs

        Costs incurred in obtaining tenant leases (including internal leasing costs) are amortized using the straight-line method over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Costs incurred in obtaining long-term financing are amortized and charged to interest expense using the straight-line method over the terms of the related debt agreements, which approximates the effective interest method, over the terms of the related debt agreements.

  Internal Leasing Costs

        The Company capitalizes and the Predecessor capitalized internal leasing costs in accordance with SFAS No. 91, Nonrefundable Fees & Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Please refer to the following table for additional information regarding the capitalization of internal leasing costs (dollars in thousands).

Balance at December 31, 2005	12,512
Costs capitalized	7,032
Amortization/writeoffs	(3,529)

Balance at December 31, 2006	$16,015

Balance at April 5, 2007(1)	$—
Costs capitalized	3,914
Amortization/writeoffs	(888)

Balance at December 31, 2007	$3,026
Costs capitalized	1,974
Amortization/writeoffs	(2,015)

Balance at December 31, 2008	$2,985

    (1)
    Balance as of April 5, 2007 is zero due to fair valuation of real estate assets as at the Merger date.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company evaluates its investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of its investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying amount over its estimated fair value. As a result of this impairment analysis, impairments have been identified and recorded on a number of the Company's investments in / advances to unconsolidated ventures. Further information relating to these impairments is provided at Note 10.

  Intangible Assets

        The Company's intangible assets, other than those acquired in business combinations, include property management rights, and an asset management fee stream. These assets were initially measured based on their fair values and are being amortized on a straight-line basis over a period of 10 to 40 years. These assets are stated at cost, net of accumulated amortization.

        The Company undertook an impairment analysis of its intangible assets balance as of May 1, 2008 as part of its SFAS No. 142 impairment analysis over the Company's goodwill prior to its distribution on May 1, 2008. Based on the analysis, it was determined that the Company's property management rights and asset management fee stream were impaired. Accordingly, an impairment loss of approximately $19.2 million was recorded against the Company's intangible asset balance for the period ended June 30, 2008.

        The impairment charge taken in the three months ended June 30, 2008 was required due to the significant reduction in the Company's and its affiliates' forecast cash flow streams derived from certain property and funds management services. The impairment charge was due to reduction in forecast cash flows derived from certain property and funds management services. The recent developments relating to the Company's refinancing has resulted in further decrease in growth opportunities in relation to certain property and funds management services. No further impairment charges were recorded for the year ended December 31, 2008 in accordance with impairment analysis completed as required by SFAS No. 144.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

  Derivative / Financial Instruments

        The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. For periods subsequent to April 5, 2007, the Company does not qualify for hedge accounting under SFAS No. 133. Accordingly, for all derivative instruments the changes in fair value of the derivative instrument is recorded in earnings. Prior to April 5, 2007, the Predecessor elected to use hedge accounting under SFAS No. 133. Under that pronouncement, changes in the fair value of derivatives designated as fair value hedges were recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative were reported in other comprehensive income ("OCI") and subsequently reclassified into earnings when the hedged item affected earnings. Changes in fair value of derivative instruments were not designated as hedging instruments, and ineffective portions of hedges, were recognized in earnings in the current period. During the year ended December 31, 2008, the Company settled its two reverse arrears swap agreements. Both of these swap agreements were due to mature in February 2011. The swaps were settled for a total payment of approximately $0.4 million. As a result of the settlement, the Company does not hold any derivatives as of December 31, 2008. Refer to Note 14 for further information.

  Asset Retirement Obligations

        The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). A conditional

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company. The Company's conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of. In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.9 million and $2.2 million as of December 31, 2008 and 2007, respectively.

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

  Revenue Recognition

        Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "deferred rent receivable" on the accompanying Consolidated Balance Sheets. Certain leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales levels are achieved. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses. Rental revenue also includes lease termination fees. The Company recognized approximately $3.6 million of lease termination fees for the year ended December 31, 2008. The Company also recognized approximately $4.3 million of lease termination fees for the period from April 5, 2007 through December 31, 2007. The Predecessor recognized approximately $2.1 million of lease termination fees for the period from January 1, 2007 through April 4, 2007. Additionally, the Predecessor recognized approximately $6.8 million of lease termination fees for the year ended December 31, 2006.

  Income from Discontinued Operations

        Income from discontinued operations is computed in accordance with SFAS No. 144. SFAS No. 144 requires, among other things, that the primary assets and liabilities and the results of operations of the Company's real property that has been sold, or otherwise qualifies as "held for sale"

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company has no material uncertain tax positions as of December 31, 2008.

  Segment Information

        The principal business of the Company is the ownership and development of community and neighborhood shopping centers. The Company does not distinguish or group its operations on a

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP. Further, all of the Company's operations and assets are within the United States and no tenant comprises more than 10% of revenue.

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

  New Applicable Accounting Standards

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment to FAS No. 115, ("SFAS No. 159"), which permits entities to choose to measure certain financial assets and liabilities at fair value with changes in fair value reflected in earnings. The fair value option may be applied on an instrument-by-instrument basis. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has elected not to measure any of its eligible financial assets or liabilities at fair value and therefore the adoption of SFAS 159 did not have an impact on its consolidated financial statements. The only financial assets recorded at fair value as of December 31, 2008 are those required to be fair valued under other accounting standards.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements regarding fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008, refer to Note 23 of these consolidated financial statements for further details relating to fair value measurements. During February 2008, the FASB issued two Staff Positions that (i) partially deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and (ii) removed certain leasing transactions from the scope of SFAS No. 157. The impact of partially adopting SFAS No. 157 did not have a material impact on the Company's financial position or results of operations.

  Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, the Company will adopt this statement on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R).

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of adopting SFAS No. 160.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, ("SFAS No. 161") which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this interpretation on January 1, 2009, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("EITF 03-6-1"), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, "Earnings per Share." EITF 03-6-1 is effective for financial statements issued for fiscal years

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

beginning after December 15, 2008. Earlier adoption is prohibited. All prior-period earnings per share data presented are to be adjusted retrospectively. The Company is currently assessing the impact the adoption of EITF 03-6-1 will have on the Company's financial position and results of operations, but note that this adoption will only impact the comparative financial information.

        It has been determined that any recently issued accounting standards or pronouncements not mentioned in the note have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

4. Pro Forma Financials

        The following table summarizes, on an unaudited pro forma basis, the results of operations for the years ended December 31, 2007 and 2006 as though the Merger and Liquidation had occurred at the beginning of each period presented (dollars in thousands):

	2007	2006
Pro forma rental revenues	$541,775	$492,983
Pro forma operating expenses	(397,813)	(299,324)
Impairment of real estate	(27,775)	—
Impairment of goodwill and other intangibles	(547,635)	—

(Loss) income before real estate sales, minority interest and other income and expenses	(431,448)	193,659
Pro forma other income (expenses), net	(87,475)	(90,367)
Pro forma minority interest	(4,552)	(745)

Pro forma (loss) income from continuing operations	(523,475)	102,547
Pro forma (loss) income from discontinued operations	(680)	11,260
Gain on sale of real estate	—	1

Pro forma net (loss) income	$(524,155)	$113,808

5. Acquisitions and Dispositions

  Acquisitions

        There were no acquisitions during the year ended December 31, 2008.

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and Dispositions (Continued)

from January 1, 2007 to April 4, 2007, the Predecessor acquired one shopping center and one land parcel. Please refer to the following table for additional details (dollars in millions).

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area(1)	Purchase Price	DownREIT Partnership Units	Assumed Debt	Cash
Predecessor:
Land at the Rising Sun Towne Centre	Rising Sun, MD	Land	01/05/07	2.8 Acres	$2.0	$—	$—	$2.0
Stewart Plaza	Garden City, NY	Shopping Center	01/24/07	193,622	32.7	6.3	—	26.4

Predecessor Total					$34.7	$6.3	$—	$28.4

Company:
Land at Wynnewood Village	Dallas, TX	Land	06/06/07	1.8 Acres	$0.4	$—	$—	$0.4
The Centre at Preston Ridge(2)	Frisco, TX	Shopping Center	08/03/07	730,025	147.5	—	—	147.5
Land at Victory Square	Savannah, GA	Land	08/09/07	0.9 Acres	0.6	—	—	0.6
Various properties previously owned by CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund, CA New Plan Direct Investment Fund, LLC(3)	Various	Shopping Center	11/6/07	3,177,531	249.5	—	190.0	59.5

Company Total					$398.0	$—	$190.0	$208.0

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and Dispositions (Continued)

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

						Purchase Price Components
Property Name	Location	Property Type	Acquisition Date	Gross Leasable Area(1)	Purchase Price	ERP Units	Assumed Debt	Cash
Building at Tarpon Mall	Tarpon Springs, FL	Shopping Center	01/27/06	6,580	$2.3	$—	$—	$2.3
Building at Hazel Path	Hendersonville, TN	Shopping Center	02/21/06	94,977	4.8	—	—	4.8
Shoppes at Hickory Hollow	Antioch, TN	Shopping Center	09/21/06	144,469	15.5	—	10.8	4.7
The Quentin Collection	Kildeer, IL	Shopping Center	09/22/06	171,179	38.2	—	—	38.2
the Shoppes at Cinnaminson	Cinnaminson, NJ	Land	09/29/06	40 acres	10.7	—	—	10.7
Land at Brentwood Plaza	Cincinnati, OH	Land	10/19/06	1.2 acres	0.7	—	—	0.7
Ventura Downs(2)(3)	Kissimmee, FL	Shopping Center	11/01/06	98,191	42.7	—	—	27.1
Odessa-Winwood Town Center(2)(4)	Odessa, TX	Shopping Center	11/01/06	343,603	—	—	15.6	—
A&P Fresh Market	Clark, NJ	Leasehold Interest	11/10/06	—	—	—	—	—
Land at Culpepper Plaza	College Station, TX	Land	11/16/06	0.6 acres	0.2	—	—	0.2
Fox Run Mall	Glastonbury, CT	Shopping Center	12/01/06	97,086	17.5	4.8	—	12.7
Land at Rising Sun Towne Center	Rising Sun, MD	Land	12/05/06	5.3 acres	0.7	—	—	0.7
Land at Victory Square	Savannah, GA	Land	12/12/06	9.8 acres	0.6	—	—	0.6
Memphis Commons	Memphis, TN	Shopping Center	12/21/06	336,638	42.0	—	17.2	24.8
Land at Wabash Crossing(5)	Wabash, IN	Land	12/22/06	26.5 acres	2.6	—	—	2.6

Total					$178.5	$4.8	$43.6	$130.1

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions and Dispositions (Continued)

  Dispositions

        During the year ended December 31, 2008, the Company sold 28 shopping centers and three land parcels for aggregate gross proceeds of approximately $106.3 million. In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 7).

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

6. Real Estate Held for Sale

        As of December 31, 2008, one shopping center was classified as "Real estate held for sale." Such shopping center had an aggregate net realizable value of approximately $5.0 million as of December 31, 2008.

        As of December 31, 2007, one land parcel was classified as "Real estate held for sale." Such land parcel had an aggregate book value of approximately $0.4 million as of December 31, 2007.

        As of December 31, 2006, three retail properties and three land parcels were classified as "Real estate held for sale." These properties are located in four states and have an aggregate gross leasable area of approximately 0.2 million square feet. Such properties had an aggregate book value of approximately $28.6 million, net of accumulated depreciation of approximately $0.7 million as of December 31, 2007. In accordance with SFAS No. 144 (Note 3), the Company has recorded the results of operations and the related impairment of any operating properties, excluding land parcels, classified as held for sale as income from discontinued operations (Note 7).

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income from Discontinued Operations

        The following is a summary of income from discontinued operations for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Company		Predecessor
	Year Ended December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006
Total revenue	$12,796	$13,000	$3,821	$29,062
Operating costs	(3,097)	(2,608)	(1,056)	(6,031)
Real estate taxes	(2,008)	(1,733)	(591)	(3,767)
Depreciation and amortization	(5,687)	(5,302)	(871)	(6,042)
Provision for doubtful accounts	(824)	(283)	790	(1,336)
Interest expenses	(1,284)	(470)	(154)	(626)
General and administrative	(4)	(7)	—	—

Total operating costs	(12,904)	(10,403)	(1,882)	(17,802)
(Loss) income from discontinued operations before impairment and gain on sale	(108)	2,597	1,939	11,260
(Loss) gain on sale of other discontinued operations	(2,935)	—	2,464	14,648
Impairment of real estate held for sale and other discontinued operations	(30,168)	(5,216)	—	(907)

(Loss) income from discontinued operations	$(33,211)	$(2,619)	$4,403	$25,001

8. Marketable Securities

        The Company has classified all investments in equity securities as available-for-sale. All investments are recorded at current market value with an offsetting adjustment to members' capital (dollars in thousands):

	December 31, 2008	December 31, 2007
Cost basis	$9,844	$5,175
Unrealized holding gains	194	1,599

Fair value	$10,038	$6,774

        The weighted average method is used to determine realized gain or loss on securities sold. The fair value of marketable securities is based upon quoted market prices as of December 31, 2008 and 2007. Refer to further discussion of fair value at Note 23.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Mortgages and Notes Receivable

        The Company had the following mortgages and notes receivable (dollars in thousands):

	December 31, 2008	December 31, 2007
Leasehold mortgages, interest at 10% to 12%, due 2008 to 2010	$—	$531
Promissory note, interest free, due 2008(1)	—	1,415

Total	$—	$1,946

    (1)
    Represents balance due from the Company's affiliates. Subsequent to December 31, 2007, it has been repaid.

10. Investments in/Advances to Unconsolidated Ventures

        The following table summarizes the Company's investments in unconsolidated joint ventures as of December 31, 2008 and 2007 (dollars in thousands). The Company accounts for these investments using the equity method.

					Investments in/Advances to Unconsolidated Ventures December 31,
				Percent Ownership
	City	State	JV Partner		2008	2007
Arapahoe Crossings, L.P.(1)(9)	Aurora	CO	Foreign Investor	30%	$8,322	$14,410
BPR Land Partnership, L.P.(2)	Frisco	TX	George Allen/Milton Schaffer	50%	4,146	3,812
BPR South, L.P.(2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,401	1,401
Centro NP Residual Holding LLC(9)	Various	Various	Super LLC	49%	570,494	340,290
Centro GA America LLC(9)	Various	Various	Centro Shopping America Trust	5%	29,679	49,892
NP/I&G Institutional Retail Company, LLC(4)(9)	Various	Various	JPMorgan Investment Management Inc.	20%	32,974	37,106
NP/I&G Institutional Retail Company II, LLC(5)(6)(9)	Various	Various	JPMorgan Investment Management Inc.	20%	11,006	14,995
NPK Redevelopment I, LLC(7)(9)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	11,516	9,507
NP/SSP Baybrook, LLC(5)(9)	Webster	TX	JPMorgan Investment Management Inc.	20%	2,454	2,734
Westgate Mall, LLC(8)(9)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	1,070	1,458

Investments in/Advances to Unconsolidated Ventures					$673,062	$475,605

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments in/Advances to Unconsolidated Ventures (Continued)

  mortgage on the property was defeased for a total cost to the Company of $71.8 million. As of December 31, 2007, the Company owned 100% of the partnership interest in BPR Shopping Center, L.P. The purchase price was funded by an equity contribution from Super LLC.

(4)
The Company receives increased participation after a 12% IRR.

(5)
The Company receives increased participation after a 10% IRR.

(6)
The joint venture did not own any properties as of December 31, 2006.

(7)
The Company receives increasing participation after a 10% return.

(8)
The Company receives increasing participation after a 13% IRR.

(9)
The Company recorded an impairment of its investment in these unconsolidated ventures. In accordance with APB Opinion No. 18, details of the impairment of each investment are provided further in this Note. The total impairment charges on the Company's investment in / advances to unconsolidated ventures for the year ended December 31, 2008 was $63.8 million. Information relating to the impairment calculation is included at Note 23.

        Combined summary financial information for the Company's investments in/advances to unconsolidated ventures was as follows (dollars in thousands, except footnotes):

	December 31, 2008	December 31, 2007
Condensed Combined Balance Sheets
Assets:
Real estate assets	$5,123,998	$3,953,015
Accumulated depreciation	(361,524)	(233,524)

Net real estate	4,762,474	3,719,491
Trade receivable, net of allowance for doubtful accounts	51,859	36,894
Other assets, net of accumulated amortization	569,034	763,739

Total Assets	$5,383,367	$4,520,124

Liabilities:
Mortgages payable, net of unamortized premium	$2,194,479	$1,818,303
Term loan	829,000	724,000
Amounts payable to New Plan	3,625	1,788
Other liabilities	275,727	215,069

Total liabilities	3,302,831	2,759,160
Total partners' capital	2,080,536	1,760,964

Total liabilities and partners' capital	$5,383,367	$4,520,124

Investments in / advances to unconsolidated ventures	$673,062	$475,605

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments in/Advances to Unconsolidated Ventures (Continued)

	Company		Predecessor
	Year Ended December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006
Condensed Combined Statements of Income
Rental revenues	$570,809	$265,947	$90,931	$308,530
Operating expenses	(170,392)	(83,392)	(25,850)	(88,089)
Interest expense	(180,747)	(93,578)	(27,621)	(96,682)
Depreciation and amortization	(202,173)	(80,647)	(27,189)	(98,626)
Other income (expense), net	(12,701)	3,149	124	443
Gain on sale of real estate, net	1,085	9,053	1,221	18,989
Impairment of real estate	(149,520)	—	—	—
Income from discontinued operations	(15,309)	(191)	720	2,840

Net (loss) income	$(158,948)	$20,341	$12,336	$47,405

Company's/Predecessor's share of net (loss) income	$(10,778)	$2,576	$974	$5,143

        The Company evaluates its investments in unconsolidated ventures for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of its investment in the unconsolidated venture has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying amount over its estimated fair value. Refer to further information below relating to impairments recorded for each unconsolidated venture held by the Company.

        The following is a brief summary of the unconsolidated joint venture obligations of the Company as of December 31, 2008:

  •
  Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado. Under the terms of this joint venture, the Company has a 30% interest and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had loans outstanding of approximately $46.2 million as of December 31, 2008.

    An impairment charge of $6.0 million was recorded on the Company's investment in this joint venture during the three months ended December 31, 2008. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the further decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments in/Advances to Unconsolidated Ventures (Continued)

  •
  BPR Land Partnership, L.P.  The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2008.

  •
  BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas. Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2008.

  •
  Centro NP Residual Holding LLC.  In August 2007, the Company formed a joint venture with Super LLC, the Company's sole and managing member ("Super LLC"). In connection with the formation of the joint venture and with subsequent contributions, the Company has contributed 49% of its interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to this joint venture. The Company distributed the remaining 51% of its interest in the transferred entities to its parent, Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture. Following these transactions, the Company owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture. Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to this joint venture. Immediately following such contribution, Super LLC contributed a percentage of membership interests in the joint venture such that the Company continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture.

    The joint venture owned 114 stabilized retail properties as of December 31, 2008. Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture. The joint venture had loans outstanding of approximately $1.3 billion as of December 31, 2008.

    An impairment charge of $42.8 million was recorded on the Company's investment in this joint venture, of which $2.0 million was incurred during the three months ended September 30, 2008, while a further $40.8 million impairment charge was incurred during the three months ended December 31, 2008. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008 and also unfavorable movements in the fair valuation of debt held by the Venture. The main driver to the unfavorable movement in the fair value of debt has been the significant decrease in risk free rates during the three months ended December 31, 2008.

  •
  Centro GA America LLC.  The Company has a 5% interest in this joint venture. Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments in/Advances to Unconsolidated Ventures (Continued)

    venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest. The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest. As of December 31, 2008, this joint venture was comprised of 119 stabilized retail properties, three retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.3 billion.

    An impairment charge of $11.1 million was recorded on the Company's investment in this joint venture, of which $6.2 million was incurred during the three months ended June 30, 2008, and $4.9 million was incurred during the three months ended September 30, 2008. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008 and also unfavorable movements in the fair valuation of debt held by the Venture. The main driver to the unfavorable movement in the fair value of debt has been the significant decrease in risk free rates during the three months ended December 31, 2008.

  •
  NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis. The joint venture owned nine stabilized retail properties and one retail property under redevelopment as of December 31, 2008. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture. The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor's total capital investment as of December 31, 2005 was $41.4 million. The excess contribution was returned to the Predecessor in February 2006. During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of December 31, 2008. The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture. The joint venture had loans outstanding of approximately $239.1 million as of December 31, 2008.

    An impairment charge of $0.2 million was recorded during the three months ended December 31, 2008 on the Company's investment in this joint venture. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008.

  •
  NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments in/Advances to Unconsolidated Ventures (Continued)

    basis. Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions. As of December 31, 2008, the Company had contributed approximately $14.7 million for such purpose. Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required. As of December 31, 2008, the joint venture owned three stabilized retail properties. The joint venture had loans outstanding of approximately $46.8 million as of December 31, 2008.

    An impairment charge of $2.9 million was recorded during the three months ended December 31, 2008 on the Company's investment in this joint venture. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008.

  •
  NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart. Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of December 31, 2008. After the Company's contribution of the total committed amount, the Company had a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; during the year ended December 31, 2008, the Company contributed $1.1 million which entitled 10% per annum preferred return compounded monthly. However, the Company does not expect that any significant capital contributions will be required. The joint venture had no loans outstanding as of December 31, 2008.

    An impairment charge of $0.2 million was recorded during the three months ended December 31, 2008 on the Company's investment in this joint venture. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008.

  •
  NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas. Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $41.0 million as of December 31, 2008.

    An impairment charge of $0.1 million was recorded during the three months ended December 31, 2008 on the Company's investment in this joint venture. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Investments in/Advances to Unconsolidated Ventures (Continued)

    the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008.

  •
  Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio. The joint venture is currently redeveloping the mall into a large community shopping center. Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required. The joint venture had loans outstanding of approximately $65.8 million as of December 31, 2008.

    An impairment charge of $0.5 million was recorded during the three months ended December 31, 2008 on the Company's investment in this joint venture. In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments. The decrease in fair value of the underlying real estate has been caused an increase in market capitalization rates during the year ended December 31, 2008.

11. Intangible Assets

        Intangible assets are comprised of the following (dollars in thousands):

	December 31, 2008	December 31, 2007	Amortization Period
In-place lease value, legal fees and leasing commissions, net (Note 3)	$324,557	$547,052	Life of lease
Above market leases acquired, net (Note 3)	9,885	11,731	Life of lease
Other intangibles, net(1)	—	615	20 years
Value of asset management fee stream, net (Note 3)	23,433	41,578	40 years
Value of property management rights, net (Note 3)	103,335	105,733	20 years

Total	$461,210	$706,709

    (1)
    Other intangibles consist of amounts paid to acquire the Company's domain name which has been distributed as part of service business that occurred on April 30, 2008 (as discussed in Note 1).

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Intangible Assets (Continued)

        Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Company			Predecessor
	Year ended December 31, 2008		Period from April 5, through December 31, 2007	Period from January 1 through April 4, 2007
Amortization Expense	$113,730		$114,455	$3,010
Write-offs	6,955	(1)(2)	—	78

    (1)
    Including out of period adjustment of $5,906, refer to discussion in Note 24.

    (2)
    Write-offs relate to tenants that vacated prior to lease maturity (i.e. early termination).

        The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2009	$74,070
2010	58,303
2011	49,374
2012	41,485
2013	34,771

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations

        As of December 31, 2008 and 2007, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

		Carrying Value as of
	Maximum Amount Available	December 31, 2008	December 31, 2007	Stated Interest Rates	Scheduled Maturity Date
CREDIT AGREEMENTS
Amended July 2007 Facility(1)	$—	$306,500	$306,800	LIBOR + 175 bp(2)(3)(10)	December 2010	(9)
Secured Term Loans(4)	—	173,084	181,488	Variable(5)	2010	(9)(12)

Total Credit Agreements	$—	$479,584	$488,288

MORTGAGES PAYABLE
Fixed Rate Mortgages		$392,273	$429,515	5.015% - 11.67%	2009 - 2028
Variable Rate Mortgages		8,156	8,734	Variable(6)	2009 - 2011

Total Mortgages(7)		400,429	438,249
Net unamortized premium		8,434	13,426

Total Mortgages, net		$408,863	$451,675

NOTES PAYABLE
7.40% unsecured notes		$150,000	$150,000	7.400%	September 2009	(11)
3.75% unsecured notes(8)		217	217	3.750%	June 2023
4.50% unsecured notes		150,000	150,000	4.500%	February 2011
5.13% unsecured notes		125,000	125,000	5.125%	September 2012
5.50% unsecured notes		50,000	50,000	5.500%	November 2013
5.30% unsecured notes		100,000	100,000	5.300%	January 2015
5.25% unsecured notes		125,000	125,000	5.250%	September 2015
7.97% unsecured notes		10,000	10,000	7.970%	August 2026
7.65% unsecured notes		25,000	25,000	7.650%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
7.68% unsecured notes		10,000	10,000	7.680%	November 2026
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
6.90% unsecured notes		25,000	25,000	6.900%	February 2028
7.50% unsecured notes		25,000	25,000	7.500%	July 2029

Total Notes		830,217	830,217
Net unamortized premium (discount)		26,704	30,464

Total Notes, net		$856,921	$860,681

CAPITAL LEASES		$30,266	$30,902	7.500%	June 2031

TOTAL DEBT		$1,775,634	$1,831,546

(1)
On July 31, 2007, the Company entered into a $350.0 million unsecured revolving credit facility (as amended, the "Amended July 2007 Facility") with Bank of America, N.A., as administrative agent. On January 15, 2009, the Company entered into a supplement to the Amended July 2007 Revolving Facility (the "Supplement to the Amended July 2007 Facility") modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by the Company with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and December 15, 2008.

(2)
The Company incurs interest using the 30-day LIBOR rate which was 0.4% as of December 31, 2008. The interest rate on this facility adjusts based on the Company's credit rating.

(3)
The Company also incurs an annual facility fee of 22.5 basis points on this facility.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

(4)
In connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC discussed in Note 5, and contribution of interest to Centro NP Residual Holding LLC discussed in Note 10.

(5)
As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 0.4% as of December 31, 2008, plus spreads ranging from 135 to 175 basis points.

(6)
As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 0.4% as of December 31, 2008, plus 125 basis points, or the Moody's A Corporate Bond Index, which was 4.70% as of December 31, 2008, plus spreads ranging from 12.5 to 37.5 basis points.

(7)
An aggregate of $57.8 million of mortgages payable is scheduled to mature during 2009.

(8)
Represents convertible senior notes. At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company's common stock. The initial conversion price was $25.00 per share. On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes. As discussed further below, these notes became convertible on April 1, 2007, and were convertible through July 2, 2007. As of December 31, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.

(9)
Refer to Note 26 for information relating to extension of maturity dates subsequent to December 31, 2008. Further information is also included in this Note 12.

(10)
Additional default interest accrues for the period from May 7, 2008 to December 31, 2008 at a rate of 5.5%, therefore increasing the total interest rate to LIBOR or the prime rate plus 7.25%. This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility and is retrospective to May 7, 2008. If such event of default had arisen as of December 31, 2008, total additional interest to be accrued would be approximately $11.3 million. No such event of default occurred caused the payment of the additional default interest. Therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%. Such default interest rate continues to be applicable through January 15, 2009 and continues to be retrospective to May 7, 2008.

(11)
Refer to Note 26 for information relative to Tender Offer made by the Company on these unsecured notes.

(12)
$118.0 million of secured term loans had its debt maturity extended to December 31, 2008 on January 15, 2009 (refer to Note 26) with the extension of $9.4 million that the Company repaid on January 23, 2009 as discussed further in this Note 12. The remaining balance of $55.0 million was extended to mature on December 1, 2010.

        On December 15, 2008, the Company entered into a letter agreement (the "December 2008 Facility Extension Agreement") modifying and waiving various provisions of the $350.0 million unsecured revolving credit facility the Company entered into on July 31, 2007, with Bank of America N.A., as administrative agent (as amended, the "Amended July 2007 Facility"). The December 2008 Facility Extension Agreement, among other things, extended the maturity date of the Amended July 2007 Facility to January 15, 2009.

        On January 15, 2009, the Company entered into a supplement to the Amended July 2007 Revolving Facility (the "Supplement to the Amended July 2007 Facility") modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by the Company with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and the December

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

2008 Facility Extension Agreement. Following the Supplement to the Amended July 2007 Facility, the Amended July 2007 Facility has a maturity date of December 31, 2010. As of January 15, 2009, the Company had an aggregate of $306.5 million borrowing outstanding under the Amended July 2007 Facility. Borrowings under the Amended July 2007 Facility bear interest at a rate per annum equal to, at our option, the prime rate or LIBOR plus an applicable margin of 1.75%. Interest on the outstanding balance that accrued during the period from December 16, 2007 through February 14, 2008 accrued at a rate equal to LIBOR or the prime rate plus 1.75% less the applicable margin in effect immediately prior to the amendment entered into on February 14, 2008.

        In addition to the interest that accrues and is paid currently, upon the occurrence of an event of default, additional interest would accrue from May 7, 2008 at a rate of 5.5%, thereby increasing the total interest rate to LIBOR or the prime rate plus 7.25%. This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility. For illustrative purposes only, if such event of default had arisen as of December 31, 2008, total additional interest to be accrued would be approximately $11.3 million. No such event of default has occurred, therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%.

        Additionally, if an event of default occurs and is continuing, interest on the balance accrues at a rate equal to LIBOR or the prime rate plus 11.25% (an increase of 4%). The new default interest rate provided under the Amended July 2007 Facility is applicable from the date of such event of default. No further borrowings under the Amended July 2007 Facility are permitted and any amounts repaid or prepaid prior to the maturity date may not be reborrowed.

        The Amended July 2007 Facility is secured by assets held by the Company, as well as by certain assets held by the Residual Joint Venture.

        Additionally, the loans and other obligations under the Amended July 2007 Facility are required to be paid, and the commitments will be reduced accordingly, upon the receipt by the Company of net proceeds from the disposition of certain properties. Net proceeds in respect of certain casualty and condemnation events affecting certain properties are required to be applied towards the prepayment of the loans as well. Except under certain limited circumstances, the Company is prohibited from selling or transferring property, making equity issuances or making payments of cash or other property with respect to indebtedness without lender consent. The requirement that the Company manage at least 90% of its properties was revised to permit the Management Joint Venture or one of its indirect or direct subsidiaries to also act as manager of such properties.

        CPT Manager Limited, as a responsible entity of the CPT and CPL agreed under the Supplement to the Amended July 2007 Facility to take and avoid taking certain actions with respect to the Company, such as (i) entering into any agreement that limits the Company's flexibility, or grants lender consent rights, with respect to the sale of the Company's assets, (ii) obtaining guaranties from the Company with respect to parent debt, (iii) pledging any of the Company's assets in favor of their creditors, (iv) permitting the Company to transfer assets to CPT and CPL, or giving guaranties for their debt. A breach of such covenants was made an event of default under the Supplement to the Amended July 2007 Facility. The Supplement to the Amended July 2007 Facility also releases the parent Company guaranty under that certain Guaranty Agreement, dated July 31, 2007, by and among CPT and CPL as guarantors in favor of Bank of America, N.A., as administrative agent.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

        As part of the Supplement to the Amended July 2007 Facility, which was executed on January 15, 2009, the Company agreed to put in place an interest rate cap with respect to the debt under the Amended July 2007 Facility. The strike rate of the interest rate cap is 2.6%.

        The Amended July 2007 Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events. Under the Amended July 2007 Facility, the Company is also subject to compliance with certain covenants substantially similar to those contained in the Indentures. These covenants include: (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of the Company's outstanding unsecured debt and that of the Company's subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

        The Amended July 2007 Facility contains customary defaults, including, among others: the nonpayment of interest or principal of any loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants under any loan document, including the Supplement to the Amended July 2007 Facility; bankruptcy or insolvency; certain judgments and decrees; change of control; defaults under the Super Bridge Loan, Residual Credit Facility and Amended and Restated Preston Ridge Facility; and defaults under any existing credit facility of certain of the Company's affiliates in excess of $10 million.

        Amounts outstanding under the Amended July 2007 Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain of the Company's subsidiaries, as guarantors in favor of the administrative agent and the Guaranty, dated as of March 28, 2008, from certain subsidiaries of Centro NP Residual Holding LLC in favor of the administrative agent.

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

  (i)
  3.70% Convertible Senior Notes due 2026 (converted into cash as of December 31, 2007);

  (ii)
  3.75% Convertible Senior Notes due 2023;

  (iii)
  4.50% Senior Notes due 2011;

  (iv)
  5.30% Senior Notes due 2015;

  (v)
  5.250% Senior Notes due 2015;

  (vi)
  5.125% Senior Notes due 2012;

  (vii)
  7.40% Senior Notes due 2009;

  (viii)
  5.50% Senior Notes due 2013;

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

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

        As of December 31, 2008, future expected/scheduled maturities of outstanding debt and capital lease obligations were as follows (in thousands):

2009	$217,977
2010	544,268
2011	181,948
2012	159,244
2013	110,990
Thereafter	526,069

Total debt maturities	1,740,496
Net unamortized premiums on mortgages	8,434
Net unamortized premiums on notes	26,704

Total debt obligations	$1,775,634

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

        Refer to Note 15 for information relating to redemption right amounts classified as a liability and payable by January 15, 2009. These amounts are not included in the above debt obligations.

        As at September 30, 2008, the Company reported a total of $327.1 million of debt as maturing in the 2009 financial year. As shown above, as at December 31, 2008, the expected maturity of debt during 2009 has decreased to $218.0 million (a decrease of $109.1 million).

        Included in the September 30, 2008 was $118.5 million of Term Loan debt that was set to mature in 2009. Post year end, on January 15, 2009, as discussed in this note, $9.4 million of this debt was repaid, while the remaining balance was extended to 2010.

  Extension of Super Bridge Loan

        On December 15, 2008, Super LLC, the Company's sole and managing member, entered into a letter agreement (the "Prior Super Bridge Loan December 2008 Extension Agreement") modifying and waiving various provisions of the amended and restated loan agreement it entered into on August 1, 2007, with JPMorgan Chase Bank, N.A., as administrative agent, for an approximate amount of $2.6 billion (the "Prior Super Bridge Loan"). The Prior Super Bridge Loan December 2008 Extension Agreement, among other things, extended the maturity date of the Prior Super Bridge Loan to January 15, 2009. As of December 31, 2008, the approximate outstanding balance of the Prior Super Bridge Loan was $1.9 billion.

        On January 15, 2009, Super LLC entered into a second amended and restated loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, amending and restating the Prior Super Bridge Loan with an approximate outstanding balance of $1.9 billion (the "Super Bridge Loan"). Proceeds from distributions from the Residual Joint Venture (as described below) that were funded with borrowings from the Residual Credit Facility (as described in Note 26—Subsequent Events) were used to repay $133.5 million of the outstanding balance leaving an approximate outstanding balance of $1.75 billion. The maturity date has been extended to December 31, 2010 and the applicable margin of 1.75% remains unchanged from the previously negotiated applicable margin under the Prior Super Bridge Loan. The Company is not an obligor under the Super Bridge Loan but the Amended July 2007 Facility will cross-default upon any default of the Super Bridge Loan.

  Preston Ridge Facility

        BPR Shopping Center, LLC ("BPR LLC") is a subsidiary of Centro NP Residual Holding LLC (the "Residual Joint Venture"), which is a joint venture between the Company and Super LLC whereby the Company owns 49% of the non-managing member interest in the Residual Joint Venture and Super LLC owns 51% of the managing member interest in the Residual Joint Venture. On January 15, 2009, BPR LLC entered into an amended and restated loan agreement (the "Amended and Restated Preston Ridge Facility") with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, which amended and restated the $105.0 million credit facility entered into by BPR LLC on February 14, 2008, with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto. The Amended and Restated Preston Ridge Facility, among other things, extended the maturity date to December 31, 2010. The applicable margin under the Amended and Restated Preston Ridge Facility remained unchanged. The Amended and Restated Preston Ridge Facility has an outstanding balance of $105.0 million and no additional amounts may be drawn. The

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

Amended July 2007 Facility will cross-default upon any default of the Amended and Restated Preston Ridge Facility.

  Cross-defaulting of Debt

        The Amended and Restated Preston Ridge Facility and Residual Credit Facility of the Residual Joint Venture, and the Super Bridge Loan of Super LLC are cross-defaulted with the Amended July 2007 Facility.

        An Event-of-Default under the Indentures will trigger an event-of-default of all debt arrangements mentioned directly above. An event of default on any of the Company's debt will result in acceleration of the repayment of the Indentures. There are currently no instances of default of debt obligations where cross-default provisions exist with certain debt obligations.

  Prohibition on Incurring Additional Indebtedness

        Due to certain covenants and restrictions contained in certain of the Company's debt agreements, the Company is currently prohibited from incurring additional indebtedness.

  Collateralization of Super Bridge Loan Debt

        It should be noted that as of December 31, 2008 and since April 20, 2007, the Super Bridge Loan (totaling $1.9 billion) of the Company's parent, Super LLC is collateralized by its 100% membership interest in the Company. It is also collateralized by certain assets held by the Residual Joint Venture.

  Mortgage Debt With Optional Prepayment Dates

        During the year ended December 31, 2008, interest rate increased by their terms under four of the Company's mortgage loans, collateralized by various properties. Each loan contained an optional prepayment date, after which the interest rate increased by 2% to 5%. The Company did not prepay such loans on their optional prepayment dates.

        The Company may elect not to prepay any mortgage loans where an optional prepayment date exists until the Company's liquidity issues are satisfactorily resolved. This will result in additional interest expense on these loans.

  Extension and Payment of Secured Term Loan Payments

        Secured term loan payments in the aggregate amount of $9.4 million were due to be paid on November 6, 2008, by CA New Plan Venture Fund, LLC, CA New Plan Venture Fund Texas I, L.P., CA New Plan Acquisition Fund, LLC, CA New Plan Acquisition Fund Louisiana, LLC, CA New Plan Venture Direct Investment Fund, LLC and CA New Plan DIF Texas I, L.P. (collectively, the "CA New Plan Entities") in connection with three loan agreements entered into in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007. The CA New Plan Entities entered into amendments on November 5, 2008, December 15, 2008, and January 15, 2009 to their respective loan agreements with Bank of America, N.A. ("Bank of America"), the lender under such loans, extending the payment dates for the $9.4 million due from November 6, 2008 to within five

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt Obligations (Continued)

business days of January 15, 2009 in order to permit the Company and Bank of America to discuss global resolutions of such debt together with the other Bank of America debt that came due on January 15, 2009. Proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility were used to pay the secured term loan payments on January 23, 2009. The amendments also extended the maturity dates of the three loan agreements to December 31, 2010.

13. Other Liabilities

        Other liabilities are comprised of the following (in thousands):

	December 31, 2008	December 31, 2007
Property and other taxes payable	$28,301	$30,989
Interest payable	41,474	36,744
Accrued professional and personnel costs	6,423	22,365
Accrued construction costs	4,147	6,379
Below market leases, net	191,050	288,173
Accounts payable	17,034	20,946
Deferred rent expense and rents received in advance	529	3,557
Amounts due seller of property	6,440	3,517
Accrued acquisition / disposition costs	1,746	9,601
Accrued insurance	—	1,907
Due to affiliates	25,307	831
Due to parent(1)	—	90,800
Other	16,097	13,252

Total	$338,548	$529,061

    (1)
    The due to parent balance is an intercompany balance which does not bear interest. During the three months ended March 31, 2008, this liability was settled with parent as a capital contribution.

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Risk Management and Use of Financial Instruments (Continued)

  Management of Market Risk

        As a real estate company, the Company is subject to all of the risks associated with owning and operating real estate. The value of the Company's real estate investments is driven by market conditions, including the financial stability of tenants, demand for properties/rental space and changes in market rental rates.

        Current and forecast retail market conditions are not overly positive. However, the Company manages this market risk through a high weighting of non-discretionary spending tenants, such as grocery stores, drug stores, geographic diversification of properties and selection of properties in areas with customer catchments with strong economic demographics. It is possible that if the Company is required to dispose of real estate assets in the near term and in an other than ordinary transaction to assist with the Company's liquidity position, those real estate assets could be sold at an accounting loss.

  Use of Derivative Financial Instruments

        The Company's and Predecessor's, as applicable, use of derivative instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to manage the risks and/or costs associated with the Company's operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not use derivative instruments to hedge credit/market risk.

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

        The Company had two reverse arrears swap agreements. The reverse arrears swap agreements effectively convert the interest rate on $65.0 million of the Company's debt from a fixed rate to a blended floating rate of 30 basis points over the six-month LIBOR rate. The two reverse arrears swap agreements terminate on February 1, 2011. Both of these swaps were cash settled on August 6, 2008 for approximately $0.4 million. As of December 31, 2008, the Company did not hold any derivative financial instruments. The Company did enter into an interest rate cap agreement after December 31, 2008 relating to the Amended July 2007 Facility.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Risk Management and Use of Financial Instruments (Continued)

        Post merger, these reverse arrears Swap did not qualify for hedge accounting treatment under SFAS No. 133. Gains and losses pertaining to derivatives are included in "Interest expense" on the Company's Consolidated Statements of Operations and Comprehensive Income/(loss). This includes mark-to-market adjustments of open contracts as well as periodic settlements.

        During the year ended December 31, 2007, the Company recorded a non-cash charge of $(1.1) million to reflect a cumulative increase in the fair value of two interest rate swaps which the Company determined did not qualify for hedge accounting within the meaning of SFAS No. 133.

  Concentration of Credit Risk

        A concentration of credit risk arises in the Company's business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to a potential loss in rental revenue that is magnified as a result of the tenant renting space in multiple locations. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant exceeds 10% of the Company's annual reported rental income.

  Risks Associated with Liquidity Position

        The Company presently has $306.5 million of debt under its Amended July 2007 Facility which is scheduled to mature on December 31, 2010. During 2009, the Company has an aggregate of $188.5 million of mortgage debt, notes payable and credit facilities scheduled to mature, $19.3 million of scheduled mortgage amortization payments and a $9.4 million required loan paydown. An event of default caused by the non-payment of this debt upon maturity may result in a default under our public indentures. Such event of default will result in a default of the Super Bridge Loan.

        In addition, covenants contained in certain of the Company's indebtedness significantly constrain the Company's ability to incur additional debt in the short-term. In connection with the Supplement to the Amended July 2007 Facility, the Company is no longer permitted to make draws under the Amended July 2007 Facility, and is limited to financing any development costs from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. However, given the Company does not control the Residual Joint Venture, such funding to fulfill liquidity needs cannot be guaranteed.

        The Company's ultimate parent investors (CPT and CPL) are also dealing with significant liquidity/refinancing issues. Due to the financial constraints of the Company's ultimate parent investors, it is unlikely that they will be able to make additional equity contributions to alleviate the Company's short-term liquidity issues.

15. Minority Interest in Consolidated Partnership and Joint Ventures

        In 1995, the DownREIT Partnership, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of the DownREIT

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Minority Interest in Consolidated Partnership and Joint Ventures (Continued)

Partnership and was entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations. Properties have been contributed to the DownREIT Partnership in exchange for cash, the assumption of mortgage indebtedness and limited partnership units (which may be redeemed at stipulated prices for cash).

        In connection with the DownREIT Merger, each unit of limited partnership interest in the DownREIT Partnership (a "DownREIT Unit") who elected to do so was converted, without any action on the part of the holder, into the right to receive one fully-paid Class A Preferred Unit, without interest, of the surviving partnership (the "Preferred Unit Consideration"). In lieu of the Preferred Unit Consideration, holders of DownREIT Units were offered the opportunity to elect to receive cash in an amount equal to the Offer Price per DownREIT Unit, as adjusted (the "Cash Consideration"). The holders of DownREIT Units that elected to receive the Cash Consideration ceased to be limited partners of the DownREIT Partnership. In connection with the DownREIT Merger, holders of 752,187 DownREIT Units, as adjusted, elected to receive the Cash Consideration, and holders of 2,643,870 DownREIT Units, as adjusted, elected, or were deemed to have elected, to receive the Preferred Unit Consideration. As a result, following the consummation of the DownREIT Merger, there were 2,643,870 Class A Preferred Units outstanding and not owned by Centro NP or its affiliates. Holders of these Class A Preferred Units have a redemption right for their Class A Preferred Units which became exercisable starting April 20, 2008. Each Class A Preferred Unit is redeemable for $33.15 plus all accrued and unpaid distributions.

        The DownREIT Partnership entered into agreements (the "ERP Redemption Agreements") in June 2008 with twelve limited partners with respect to the redemption of each limited partner's outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the "DownREIT Partnership Redemption Obligation"). On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its then outstanding remaining Class A Preferred Units and electing to retain such units. On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009. Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units. Such units were redeemed in exchange for the fee interest in a property. As of December 31, 2008, no other limited partners with Class A Preferred Units have made a redemption election. Such redemption election may be made at any time and the Company is required to make such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

        On January 15, 2009, the Company paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility. As of December 31, 2008, the DownREIT Partnership Redemption Obligation is shown as a liability of "Redemption Rights" in the balance sheet.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Minority Interest in Consolidated Partnership and Joint Ventures (Continued)

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements. DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units. As of December 31, 2008, 283,127 units had been redeemed by holders which were yet to be paid. Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of December 31, 2008.

        ERP unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2006	2,815,052
Issued(1)	437,323
Redeemed	(700,278)
Adjustment factor	91,773

Outstanding at April 5, 2007	2,643,870
Issued(2)	240,143
Redeemed	(353,939)

Outstanding at December 31, 2007	2,530,074
Redeemed(3)	(1,506,588)

Outstanding at December 31, 2008	1,023,486

    (1)
    Limited partnership units were issued in connection with the Company's acquisition of (1) Stewart Plaza (231,929 limited partnership units) and (2) a partial interest in one property currently held in NP/I&G Institutional Retail Company II, LLC, one of the Company's joint ventures (205,394 limited partnership units).

    (2)
    Represents limited partnership units issued in connection with the Company's acquisition of a partial interest in one property currently held in NP/I&G Institutional Retail Company II, LLC, one of the Company's joint ventures.

    (3)
    Refer to discussion above on the redemption of 1,048,236 units; in addition, 458,352 units were redeemed in exchange of ownership interest in one of the properties owned by the Company in November 2008.

16. Stockholders' Equity

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

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

  Earnings per Share (EPS)

        In accordance with the disclosure requirements of SFAS No. 128 (Note 3), a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts and amounts in the footnote below):

	Predecessor
	Period from January 1, 2007 - April 4, 2007	Years Ended December 31, 2006
Basic EPS
Numerator:
(Loss) income from continuing operations and gain on sale of real estate	$(15,012)	$110,216
Preferred dividends	(12,079)	(21,966)

(Loss) income available to common shares from continuing operations—basic	(27,091)	88,250
Income available to common shares from discontinued operations—basic	4,403	25,001

Net (loss) income available to common shares—basic	$(22,688)	$113,251

Denominator:
Weighted average of common shares outstanding	103,355	104,102

(Loss) earnings per share—continuing operations	$(0.26)	$0.85
Earnings per share—discontinued operations	0.04	0.24

Basic (loss) earnings per common share	$(0.22)	$1.09

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

	Predecessor
	Period from January 1, 2007 - April 4, 2007	Years Ended December 31, 2006
Diluted EPS
Numerator:
(Loss) income from continuing operations and gain on sale of real estate	$(15,012)	$110,216
Preferred dividends	(12,079)	(21,966)
Minority interest in consolidated partnership	297	745

(Loss) income available to common shares from continuing operations—diluted	(26,794)	88,995
Income available to common shares from discontinued operations—diluted	4,403	25,001

Net (loss) income available to common shares—diluted	$(22,391)	$113,996

Denominator:
Weighted average of common shares outstanding—basic	103,355	104,102
Effect of diluted securities:
Excel Realty Partners, L.P. third party units	3,175	2,922
Options and contingently issuable shares	2,120	1,616
Convertible debt	860	139
Restricted stock	48	35

Weighted average of common shares outstanding—diluted	109,558	108,814

(Loss) earnings per share—continuing operations	$(0.24)	$0.82
Earnings per share—discontinued operations	0.04	0.23

Diluted (loss) earnings per common share	$(0.20)	$1.05

        As of December 31, 2008, the Company did not have any outstanding shares of common stock, and all issued and potentially issuable shares of the Predecessor's stock had been cancelled. The Company's Members' Capital is wholly-owned by Super LLC as of December 31, 2008.

  Common Stock

        As described above, and as a result of the Merger and the Liquidation, there were no common shares outstanding as of December 31, 2008.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

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

17. Fair Value of Financial Instruments

        The following fair value disclosure was determined by the Company, using available market information and discounted cash flow analyses as of December 31, 2008 and 2007, respectively in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. As discussed at Note 23, the Company has elected not to measure any of its eligible financial assets or liabilities at fair value and therefore the adoption of SFAS 159 did not have an impact on its consolidated financial statements. The only financial assets recorded at fair value as of December 31, 2008 are those required to be fair valued under other accounting standards. Such fair valuation of assets at December 31, 2008 (other than marketable securities), are fair valued on a non-recurring basis, as a result of identified impairments during the year, where such non-recurring fair valuation adjustments have been required to be made, fair valuation has been determined by application of SFAS No. 157. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring/assuming the instruments/obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2008 and 2007 approximate the fair values for cash and cash equivalents, marketable securities, receivables and other liabilities.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Fair Value of Financial Instruments (Continued)

        The following are financial instruments for which Company, respectively estimates of fair value differ from carrying amounts (in thousands) as determined by application of SFAS No. 157:

	December 31, 2008		December 31, 2007
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Mortgages and notes receivable	$—	$—	$3,397	$3,409
Mortgages payable	400,429	477,346	438,249	440,490
Notes payable	830,217	945,512	830,217	890,910
Credit facilities	479,584	458,399	488,288	489,297

18. Commitments and Contingencies

  General

        The Company is not presently involved in any material litigation arising outside the ordinary course of its business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company. In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.5 million as of December 31, 2008. Given the increase in the reserve previously taken by the Predecessor, and the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

  Funding Commitments

        In addition to the joint venture funding commitments described in Note 10 above, the Company also had the following contractual obligations as of December 31, 2008, none of which the Company believes will have a material adverse affect on the Company's operations:

  •
  Letters of Credit.  The Company has arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters. If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw. As of December 31, 2008, there was no balance outstanding under any of the letters of credit. If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million. Two letters of credit are set to expire on August 1, 2009 for an aggregate amount of $4.6 million. The expiration of the remaining letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

  •
  Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2008, the Company had mortgage loans and secured term loans outstanding of approximately $573.5 million, excluding the impact of unamortized premiums, and

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

    unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $3.0 billion. In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

  •
  Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company. These leases are accounted for as operating leases. The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2008	$849
2009	852
2010	857
2011	890
2012	894
Thereafter	14,364
  •
  Redemption Rights.  The DownREIT Partnership entered into the ERP Redemption Agreements in June 2008 with twelve limited partners with respect to the redemption of each limited partner's outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the "DownREIT Partnership Redemption Obligation"). On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units. On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009. Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units. Such units were redeemed in exchange for the fee interest in a property. As of December 31, 2008, no other limited partners with Class A Preferred Units have made a redemption election. Such redemption election may be made at any time and the Company is required to make such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

            On January 15, 2009, the Company paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility. As of December 31, 2008, the DownREIT

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies (Continued)

    Partnership Redemption Obligation is shown as a liability of "Redemption Rights" in the balance sheet.

            SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements. DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units. As of December 31, 2008, 283,127 units had been redeemed by holders which were yet to be paid. Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units has been classified as a liability as of December 31, 2008.

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

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Comprehensive (Loss) Income

        Total comprehensive (loss) income was as follows for the periods indicated below (dollars in thousands):

	Company		Predecessor
	Year Ended December 31, 2008	Period from April 5, through December 31, 2007	Period from January 1, through April 4, 2007	Year Ended December 31, 2006
Comprehensive (loss) income	$(550,913)	$(565,828)	$(9,740)	$132,441

        As of December 31, 2008, the primary component of comprehensive income/(loss), other than net income (loss), was the Company's mark-to market adjustment on its available-for-sale securities. Prior to the Merger, the Predecessor also included the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges as components of comprehensive income.

        As of December 31, 2008 and 2007, accumulated other comprehensive loss reflected in the Company's members' capital on the Consolidated Balance Sheets was comprised of realized/unrealized gain (loss) on available-for-sale securities of $0.1 million and $(1.2) million, respectively.

20. Related Parties

        The Company receives a REIT Management fee from affiliates of its Parent Company, Super LLC, which is calculated on assets managed by the Company. With the distribution discussed at Note 1, the Company ceased charging these fees on May 1, 2008. For the year ended December 31, 2008, total REIT Management fees earned totaled $3.3 million and are included in fee income on the Company's consolidated Statement of Operations. The Company generated REIT Management fees of approximately $7.4 million for the period from April 5, 2007 through December 31, 2007.

        The Company pays subcontract fees after May 1, 2008 for management services provided by the Company Management Joint Venture, which is calculated on costs incurred to manage properties by the Company Management Joint Venture plus 50 basis points. For the year ended December 31, 2008, the Company incurred approximately $4.7 million in subcontract fees which remained unpaid as of December 31, 2008. The Company also incurred leasing fees, property management fees and construction management fees of $1.9 million, $9.9 million, and $1.6 million, respectively from May 1, 2008 to December 31, 2008 for services provided by the Company Management Joint Venture in accordance with the Distribution Agreement as discussed in Note 1. The Company had approximately $0.2 million of leasing fees, $0.8 million of property management fees and $1.1 million of construction management fees remained unpaid as of December 31, 2008.

        The Company also derives fee income from services provided to certain of its joint ventures and other managed properties. For the year ended December 31, 2008, the period from January 1, 2007 through April 4, 2007, the period from April 5, 2007 through December 31, 2007, and the year ended December 31, 2006, the Company or the Predecessor, as applicable, generated approximately $23.2 million, $8.8 million, $14.6 million and $16.7 million, respectively in fee income. As of December 31, 2008 and December 31, 2007, the Company had approximately $8.9 million and $7.2 million, respectively of fee income receivable.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Related Parties (Continued)

        The amounts due from partners of the Company were $5.2 million, and were included in Other Assets. There was no interest income on the amounts due.

21. Future Minimum Annual Base Rents

        Future minimum annual base rental revenue for the next five years for the commercial real estate owned at December 31, 2008 and subject to non-cancelable operating leases is as follows (in thousands):

Year
2009	$316,955
2010	276,246
2011	233,031
2012	194,913
2013	159,815
Thereafter	517,986

        The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. Future minimum annual base rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume, increases in consumer price indices, common area maintenance charges and real estate tax reimbursements. The Company recognized approximately $85.3 million and $82.1 million of contingent rental income for the year ended December 31, 2008 and the period from April 5, 2007 through December 31, 2007, respectively. The Predecessor recognized approximately $29.9 million of contingent rental income for the period from January 1, 2007 through April 4, 2007. Additionally, the Predecessor recognized approximately $110.2 million contingent rental income for the year ended December 31, 2006.

22. Retirement Plan

        The Company had, and the Predecessor had, a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee's eligible compensation. With the distribution discussed at Note 1, the Company ceased making a matching contribution to the Savings Plan. The Company recorded approximately $0.3 million and $0.7 million of expenses for the Savings Plan for the year ended December 31, 2008 and period from April 5, 2007 through December 31, 2007, respectively. The Predecessor recorded approximately $0.3 million of expenses for the Savings Plan for the period from January 1, 2007 through April 4, 2007. Additionally, for the year ended December 31, 2006, the Predecessor's expense for the Savings Plan was approximately $0.7 million.

23. Fair Value

        Effective January 1, 2008, the Company partially adopted SFAS No. 157, except as it relates to non- financial assets and liabilities as per the deferral permitted under FSP FAS No. 157-2, which

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Fair Value (Continued)

provides a framework for measuring fair value under GAAP. The Company has not elected to apply SFAS No. 159 and fair value any of the eligible financial assets and liabilities permitted under SFAS No. 159. The only financial assets recorded at fair value as of December 31, 2008 are those required to be fair valued under other accounting standards.

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

          Level 1—Level 1 assets and liabilities include entity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

          Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. Level 2 assets are derivative instruments for which the fair value is estimated based on valuations obtained from third party pricing services for identical or comparable assets.

          Level 3—Unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.

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

        Assets measured at fair value on a recurring basis, as required by accounting standards other than SFAS No. 159, are summarized below (dollars in thousands):

	Recurring
	Fair Value Measurements Using
				Assets/(Liabilities) at Fair Value
	Level 1	Level 2	Level 3
Marketable securities	$320	$9,718	$—	$10,038

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Fair Value (Continued)

        The following table shows those financial assets measured at fair value on a non-recurring basis as of December 31, 2008.(1)

	Non-recurring
				Assets/(Liabilities) at Adjusted Carrying Amount (Based on Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Impaired investments accounted for under the equity method	$—	$—	$667,515	$667,515

(1)
The Company has elected to apply the deferral provision under FSP FAS 157-2 relating to disclosures for non-financial assets and liabilities that are fair valued on a non-recurring basis.

        The investments accounted for under the equity method that have been impaired at December 31, 2008 are Arapahoe Crossings, L.P., Centro NP Residual Holding LLC, Centro GA America LLC, NP/I&G Institutional Retail Company, LLC, NP/I&G Institutional Retail Company II, LLC, NPK Redevelopment I, LLC, NP/SSP Baybrook, LLC, and Westgate Mall, LLC. The Company evaluates its investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of its investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying amount over its estimated fair value. The fair value was estimated based upon management's valuation of the underlying real estate assets and debt of the investment. The real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers. This approach requires the Company to make significant judgments in respect to market capitalization rates and amounts of estimated future cash flows. Management has assessed the market capitalization rates of the properties, held by the equity accounted investments to have increased. The cause for the increase in market capitalization rates is in response to the developments in the economic outlook. Management believe the increase in market capitalization rates adopted as part of their impairment analysis is reflective of the market movement for strip retail centers during the year ended December 31, 2008.

        The fair value of fixed rate debt held by the investments accounted for under the equity method was completed using an estimated market interest rate spread above the risk-free rate of 4.00%. Management believes this market interest rate spread is representative of debt that would currently be available to the entities. The significant decrease in risk free rates on debt during the three months ended December 31, 2008 has an unfavorable impact on the fair valuation of the debt of the investment.

        The inputs into this valuation are considered level 3 inputs in accordance with SFAS No. 157.

24. Out of Period Adjustment

        During the year ended December 31, 2008, the Company recorded a cumulative non-cash out of period adjustment which resulted in additional depreciation and amortization expense of $6.2 million and additional rental income of $0.5 million which pertains to prior periods.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Out of Period Adjustment (Continued)

        The out of period adjustment arose due to the Company's failure in prior periods to write off intangible assets and below market lease liabilities relating to specific tenants (refer to Note 12 for information on the types of intangible assets) who exited prior to lease expiration. A tenant may exit a lease prior to lease expiration due to early lease termination or tenant bankruptcy.

        The Company has undertaken an assessment of the impact of the adjustment needed to account for the write off of the intangible assets discussed above and has concluded that recording the adjustment in the results for the year ended December 31, 2008 rather than prior periods is quantitatively and qualitatively not material to the current period. The Company has also determined that the net depreciation and amortization expense and rental income which were not recorded in the following prior period results are not quantitatively or qualitatively material to the Company's financial statements for the period from April 5, 2007 to December 31, 2007.

25. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Total Revenues(1)	Net Income/(Loss)	Net Income Per Share-Basic	Net Income Per Share-Diluted
Year Ended December 31, 2008:
First quarter	$124,040	$(6,796)	—	—
Second quarter	105,477	(299,472)	—	—
Third quarter	99,228	(31,006)	—	—
Fourth quarter	89,931	(213,516)	—	—
Year Ended December 31, 2007:
First quarter	$123,405	$24,044	$0.18	$0.17
April 1 - April 4, 2007	7,782	(34,653)	(0.40)	(0.37)
April 5 - June 30, 2007	127,971	2,073	—	—
Third quarter(2)	139,696	13,640	—	—
Fourth quarter(3)(4)	147,000	(580,345)	—	—
Year Ended December 31, 2006:
First quarter	$115,054	$38,509	$0.32	$0.31
Second quarter	112,334	34,669	0.28	0.27
Third quarter	114,315	33,182	0.26	0.25
Fourth quarter	117,847	28,857	0.23	0.22

(1)
Amounts have been adjusted to give effect to the Company's/Predecessor's discontinued operations, in accordance with SFAS No. 144.

(2)
Net income/(loss) for this quarter includes a $1.1 million out of period adjustment relating to the accounting for the Company's swap agreements.

(3)
Result for the fourth quarter includes impairment charges relating to goodwill and real estate assets.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Selected Quarterly Financial Data (Unaudited) (Continued)

(4)
As a result of the matter discussed in Note 1 to the consolidated financial statements, the fourth quarter summarized data has been restated to record an impairment of intangible assets of $77.7 million which increased the net loss for the quarter to $580.3 million.

26. Subsequent Events

  Amended July 2007 Facility

        On January 15, 2009, the Company entered into the Supplement to the Amended July 2007 Facility modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by the Company with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and the December 2008 Revolving Facility Extension Agreement. The Supplement to the Amended July 2007 Facility was entered into in conjunction with amendments to other debt agreements of the Company's affiliates, which are also discussed below.

        Material modifications to the Amended July 2007 Revolving Credit Facility include:

  •
  extension of the maturity date from January 15, 2009 to December 31, 2010;

  •
  the default interest rate was increased such that upon the occurrence of an event of default, interest accrues at a rate equal to LIBOR or the prime rate plus 11.25%. No event of default has occurred and interest continues to accrue at LIBOR or the prime rate plus 1.75%;

  •
  the loans and other obligations under the Amended July 2007 Facility are required to be paid upon the receipt by the Company of net proceeds from the disposition of certain properties;

  •
  net proceeds in respect of certain casualty and condemnation events affecting certain properties are required to be applied towards the prepayment of the loans;

  •
  except for certain permitted sales, dispositions and distributions, the Company is prohibited from selling or transferring property and making equity issuances without lender consent;

  •
  except for certain permitted payments and distributions, the Company is restricted from making payments of cash or other property in respect of other indebtedness without lender consent;

  •
  the requirement that the Company manage at least 90% of its properties was revised to permit the Management Joint Venture or one of its indirect or direct subsidiaries to also act as manager of such properties;

  •
  certain of the Company's parent entities covenanted to take and avoid taking certain actions with respect to the Company (e.g. entering into any agreement that limits the Company's flexibility, or grants lender consent rights, with respect to the sale of Company assets, obtaining guaranties from the Company with respect to parent debt, pledging assets of the Company in favor of parent's creditors, permitting the Company to transfer assets to the Company's parent entities), and a breach of such covenants was made an event of default under the Supplement to the Amended July 2007 Facility; and

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Subsequent Events (Continued)

  •
  release of the parent company guaranty under that certain Guaranty Agreement, dated July 31, 2007, by and among CPT and CPL as guarantors in favor of Bank of America, N.A., as administrative agent.

        In addition to the foregoing modifications, the Supplement to the Amended July 2007 Facility contains representations, warranties and covenants customary for financings of this type. The Company has also agreed to put in place an interest rate cap with respect to the debt under the Amended July 2007 Facility. A full description of the Amended July 2007 Facility can be found under Note 12—Debt Obligations.

  Second Amended and Restated Super Bridge Loan

        On January 15, 2009, Super LLC entered into the Super Bridge Loan. Proceeds from distributions from the Residual Joint Venture (as described below) and the Company that were funded with borrowings from the Residual Credit Facility (as described below) were used to repay $133.5 million of the outstanding balance under the Super Bridge Loan leaving an approximate outstanding balance of $1.75 billion. The maturity date has been extended to December 31, 2010 and the applicable margin of 1.75% remains unchanged from the previously negotiated applicable margin under the Prior Super Bridge Loan. The Company is not an obligor under the Super Bridge Loan but the Amended July 2007 Facility will cross-default upon any default of the Super Bridge Loan.

  Residual Credit Facility

        On January 15, 2009, certain subsidiaries of the Residual Joint Venture, entered into a credit facility (the "Residual Credit Facility") with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which they may borrow up to $370.0 million. The Residual Credit Facility is collateralized by properties that were contributed by the Company and now owned by the borrowers under the Residual Credit Facility and certain other subsidiaries of the Residual Joint Venture and has a maturity date of December 31, 2010. The Residual Credit Facility is guaranteed by Super LLC, the Residual Joint Venture and Centro NP Residual Holding Sub 1, LLC, a subsidiary of the Residual Joint Venture and the 100% owner of each of the borrowers under the Residual Credit Facility. An initial draw on the Residual Credit Facility in the amount of approximately $150.0 million was used for the repayment of a portion of the Super Bridge Loan, the payment of the DownREIT Partnership Redemption Obligation (as described below) and the payment of the Secured Term Loan Payments (as described below). The remaining proceeds of the Residual Credit Facility may be used for development and redevelopment of certain properties, the payment of certain maturing debt and general corporate cash needs.

  DownREIT Redemption Right

        On January 15, 2009, the Company paid in full the DownREIT Partnership Redemption Obligation using proceeds from a distribution from the Residual Joint Venture, and an equity contribution from Super LLC, that were funded with borrowings from the Residual Credit Facility. As of December 31, 2008, the DownREIT Partnership Redemption Obligation is shown as a liability of "Redemption Rights" in the balance sheet.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Subsequent Events (Continued)

  Extension and Payment of Secured Term Loan Payments

        Proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility were used to pay the secured term loan payments in the aggregate amount of $9.4 million were due by the CA New Plan Entities in connection with three loan agreements entered into in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007. The CA New Plan Entities entered into amendments on November 5, 2008, December 15, 2008, and January 15, 2009 to their respective loan agreements with Bank of America, the lender under such loans, extending the payment dates for the $9.4 million due from November 6, 2008 to within five business days of January 15, 2009 in order to permit the Company and Bank of America to discuss global resolutions of such debt together with the other Bank of America debt that came due on January 15, 2009. Proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility were used to pay the secured term loan payments on January 23, 2009. The amendments also extended the maturity dates of the three loan agreements to December 31, 2010.

  Tender Offer

        On February 17, 2009, the Company commenced a cash tender offer (the "Tender Offer") pursuant to which the Company offer to purchase any and all of its 7.40% Senior Notes due September 2009 (the "2009 Notes"). The outstanding principal on the 2009 Notes was $150.0 million as of December 31, 2008. Holders who validly tender and do not validly withdraw their 2009 Notes on or prior to 5:00 p.m., New York City time, on Friday, April 3, 2009 (the "Expiration Date") are eligible to receive $930.00 per $1,000 principal amount of 2009 Notes (the "Tender Consideration"). The deadline for the Tender Offer was initially set to expire on Monday, March 23, 2009, but was subsequently extended to the Expiration Date. Holders of 2009 Notes who validly tender, and do not validly withdraw, their 2009 Notes before the Expiration Date will also receive accrued and unpaid interest on their 2009 Notes purchased pursuant to the Tender Offer from the last interest payment date to, but not including the payment date for the 2009 Notes purchased in the Tender Offer, which will occur on April 8, 2009. The 2009 Notes purchased pursuant to the Tender Offer will be cancelled and retired. It is anticipated that proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC funded from the Residual Credit Facility will be used to pay the bondholders under the Tender Offer.

  New Chief Executive Officer

        On February 27, 2009, Glenn Rufrano relinquished his positions as Chief Executive Officer and President of the Company but retained his position as Chief Executive Officer of Centro Properties Group which is one of the Company's ultimate parent entities. The Company has appointed Michael Carroll to fill Mr. Rufrano's previous positions as Chief Executive Officer and President of the Company, effective February 27, 2009. Mr. Carroll previously served as Executive Vice President and Chief Operating Officer of the Company since April 20, 2007.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
			Deductions
		Charged / (Credited) to Bad Debt Expense
	Balance at Beginning of Period		Accounts Receivable Written Off	Balance at End of Period
Allowance for doubtful accounts:
Company
Year ended December 31, 2008	$20,480	$3,513	$(6,815)	$17,178

Period ended December 31, 2007	21,947	3,392	(4,859)	20,480

Predecessor
Period ended April 04, 2007	19,386	2,607	(46)	21,947

Year ended December 31, 2006	27,540	(5,415)	(2,739)	19,386

		Additions
			Deductions
	Balance at Beginning of Period	Charged / (Credited) to Expense		Balance at End of Period
			Written Off
Reserve for straight-line rents:
Company
Year ended December 31, 2008	$131	$128	$—	$259

Period ended December 31, 2007	—	131	—	131

Predecessor
Period ended April 04, 2007	1,702	53	(1,755)	$—

Year ended December 31, 2006	1,592	1,449	(1,339)	1,702

CENTRO NP LLC AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
			Initial Cost to Company
												Life on Which Depreciated- Latest Income Statement
				Building & Improvements			Building & Improvements		Accumulated Depreciation	Year Constructed	Date Acquired
Description		Encumbrances	Land		Improvements	Land		Total
Retail
Grants Mill Station	Irondale,AL		$1,204,597	$1,455,172	$136,875	$1,204,597	$1,592,047	$2,796,644	$(247,536)	1991	Apr-07	40 years
Kroger	Muscle Shoals,AL		153,999	(44,557)		153,999	(44,557)	109,442	(47,914)	1982	Apr-07	40 years
Kroger	Muscle Shoals,AL		606,608	(284,805)		606,608	(284,805)	321,803	(52,353)	1982	Apr-07	40 years
Kroger	Scottsboro,AL		765,072	(768,691)		765,072	(768,691)	(3,619)	(75,134)	1982	Apr-07	40 years
Metro Marketplace	Phoenix,AZ		8,946,382	4,721,083	119,609	8,946,382	4,840,692	13,787,074	(579,922)	2001	Apr-07	40 years
Bakersfield Plaza	Bakersfield,CA		16,225,639	(621,728)	5,238,035	16,225,639	4,616,307	20,841,946	(183,725)	2007	Apr-07	40 years
Cudahy Plaza	Cudahy,CA		5,373,192	(867,025)	2,384,673	5,373,192	1,517,648	6,890,840	(54,506)	1994	Apr-07	40 years
Arbor Faire	Fresno,CA		9,202,694	17,183,445	40,135	9,202,694	17,223,580	26,426,274	(757,548)	1993	Apr-07	40 years
Briggsmore Plaza	Modesto,CA		3,136,752	8,522,191	104,288	3,136,752	8,626,479	11,763,231	(570,588)	1998	Apr-07	40 years
Montebello Plaza	Montebello,CA		23,269,245	14,607,732	237,277	23,269,245	14,845,009	38,114,254	(750,557)	1996	Apr-07	40 years
Bristol Plaza	Santa Ana,CA		9,732,202	(217)	102,686	9,732,202	102,469	9,834,671	(11,225)	2003	Apr-07	40 years
Arvada Plaza	Arvada,CO	$(1,961,912)	2,454,851	4,839,551	205,873	2,454,851	5,045,424	7,500,275	(297,641)	1994	Apr-07	40 years
Villa Monaco	Denver,CO	(8,883,798)	4,619,000	3,246,907	7,990	4,619,000	3,254,897	7,873,897	(156,236)	1978	Nov-07	40 years
Superior Marketplace	Superior,CO		12,529,810	49,520,244	55,548	12,529,810	49,575,792	62,105,602	(2,381,261)	2004	Apr-07	40 years
Brooksville Square	Brooksville,FL		7,995,852	3,562,912	6,328,466	7,995,852	9,891,378	17,887,230	(1,402,149)	2006	Apr-07	40 years
Coconut Creek	Coconut Creek,FL		17,456,097	8,335,578	43,318	17,456,097	8,378,896	25,834,993	(612,174)	2005	Apr-07	40 years
Northgate Shopping Center	DeLand,FL	(3,912,683)	5,604,966	13,403,152	76,225	5,604,966	13,479,377	19,084,344	(671,728)	1993	Apr-07	40 years
Sun Plaza	Ft. Walton Beach,FL	(8,817,873)	7,832,598	8,775,001	15,400	7,832,598	8,790,401	16,622,998	(487,124)	2004	Apr-07	40 years
Plaza 66	Kenneth City,FL		5,688,818	959,685	261,042	5,688,818	1,220,727	6,909,545	(201,996)	1995	Apr-07	40 years
Ventura Downs	Kissimmee,FL		4,893,477	8,495,371		4,893,477	8,495,371	13,388,848	(660,648)	2005	Apr-07	40 years
Mall at 163rd Street	Miami,FL		25,359,390	7,080,324	7,472,479	25,359,390	14,552,803	39,912,193	(1,387,912)	2007	Apr-07	40 years
Freedom Square	Naples,FL		12,142,093	12,222,628		12,142,093	12,222,628	24,364,721	(676,267)	1995	Apr-07	40 years
Southgate	New Port Richey,FL		16,035,583	21,758,437	5,551,587	16,035,583	27,310,024	43,345,607	(1,406,400)	2004	Apr-07	40 years
Presidential Plaza	North Lauderdale,FL		5,896,441	215,936	(289,243)	5,896,441	(73,307)	5,823,134	(201,989)	2006	Apr-07	40 years
Pointe*Orlando	Orlando,FL		16,645,389	85,032,528	27,463,175	16,645,389	112,495,703	129,141,092	(5,205,453)	2007	Apr-07	40 years
23rd Street Station	Panama City,FL		3,446,393	9,679,166	150,310	3,446,393	9,829,476	13,275,869	(516,234)	1995	Apr-07	40 years
Pensacola Square	Pensacola,FL		3,394,405	11,687,431	61,100	3,394,405	11,748,531	15,142,936	(583,907)	1995	Apr-07	40 years
Shoppes of Victoria Square	Port St. Lucie,FL	(6,542,049)	4,247,327	6,682,072	1,497	4,247,327	6,683,569	10,930,896	(224,402)	1990	Nov-07	40 years
Sarasota Village	Sarasota,FL	(10,228,785)	6,020,013	13,080,116		6,020,013	13,080,116	19,100,129	(435,365)	1998	Nov-07	40 years
Atlantic Plaza	Satellite Beach,FL		2,799,926	8,121,406		2,799,926	8,121,406	10,921,332	(261,428)	2007	Nov-07	40 years
Seminole Plaza	Seminole,FL		6,656,946	6,811,322		6,656,946	6,811,322	13,468,268	(427,102)	1995	Apr-07	40 years
Tyrone Gardens	St. Petersburg,FL	(8,592,852)	6,831,383	9,866,058	18,280	6,831,383	9,884,338	16,715,721	(547,879)	1998	Apr-07	40 years
Augusta West Plaza	Augusta ,GA		4,221,587	5,340,909		4,221,587	5,340,909	9,562,496	(215,725)	2006	Nov-07	40 years
Sweetwater Village	Austell,GA		2,677,641	1,486,189		2,677,641	1,486,189	4,163,830	(117,071)	1985	Apr-07	40 years
Cedar Plaza	Cedartown,GA		1,102,113	4,633,342	117,780	1,102,113	4,751,122	5,853,235	(333,694)	1994	Apr-07	40 years
Covered Bridge	Clayton,GA	(2,414,674)	1,152,064	1,918,221	3,425	1,152,064	1,921,646	3,073,710	(163,283)	2001	Apr-07	40 years
Habersham Crossing	Cornelia,GA	(3,456,060)	1,949,950	6,597,600	15,541	1,949,950	6,613,141	8,563,091	(363,046)	1990	Apr-07	40 years
Covington Gallery	Covington,GA		4,497,155	7,262,568	14,050	4,497,155	7,276,618	11,773,773	(374,996)	1991	Apr-07	40 years
Midway Village	Douglasville,GA		1,857,895	2,239,776		1,857,895	2,239,776	4,097,671	(245,773)	1989	Apr-07	40 years
Westgate	Dublin,GA		1,373,553	3,740,523	32,310	1,373,553	3,772,833	5,146,386	(301,679)	2004	Apr-07	40 years
Banks Station	Fayetteville,GA		3,342,429	11,692,058		3,342,429	11,692,058	15,034,487	(381,385)	2006	Nov-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
			Initial Cost to Company
												Life on Which Depreciated- Latest Income Statement
				Building & Improvements			Building & Improvements		Accumulated Depreciation	Year Constructed	Date Acquired
Description		Encumbrances	Land		Improvements	Land		Total
Village at Southlake	Morrow,GA		1,015,173	1,909,944	19,062	1,015,173	1,929,006	2,944,179	(206,385)	1983	Apr-07	40 years
Merchants Crossing	Newnan,GA	(4,597,226)	4,434,632	8,380,435	1,110,115	4,434,632	9,490,550	13,925,182	(528,270)	2007	Apr-07	40 years
Shops of Riverdale	Riverdale,GA		917,538	1,067,734	8,300	917,538	1,076,034	1,993,572	(58,400)	1995	Apr-07	40 years
Victory Square	Savannah,GA		6,083,864	4,185,264	10,968,001	6,083,864	15,153,265	21,237,129	(1,408,717)	2007	Apr-07	40 years
University Commons	Statesboro,GA		468,324	2,346,455		468,324	2,346,455	2,814,779	(110,050)	1994	Apr-07	40 years
Stone Mountain Festival	Stone Mountain,GA		14,882,237	3,493,102	103,004	14,882,237	3,596,106	18,478,343	(356,401)	2006	Nov-07	40 years
Tift-Town	Tifton,GA		298,147	901,469		298,147	901,469	1,199,616	(55,943)	1965	Apr-07	40 years
Haymarket Mall	Des Moines,IA		5,132,161	8,257,710	95,400	5,132,161	8,353,110	13,485,271	(615,616)	2002	Apr-07	40 years
Annex of Arlington	Arlington Heights,IL	(18,052,729)	7,437,601	25,063,834	19,136	7,437,601	25,082,970	32,520,571	(1,559,316)	1999	Apr-07	40 years
Festival Center	Bradley,IL	(2,306,518)	290,693	2,062,311		290,693	2,062,311	2,353,004	(122,751)	2006	Apr-07	40 years
Freeport Plaza	Freeport,IL		1,612,399	2,861,122	15,446	1,612,399	2,876,568	4,488,967	(175,660)	2000	Apr-07	40 years
Olympia Corners	Olympia Fields,IL	(4,756,200)	4,664,069	4,657,927	88,754	4,664,069	4,746,681	9,410,750	(499,587)	1988	Apr-07	40 years
Elkhart Plaza West	Elkhart,IN		2,022,070	4,962,678		2,022,070	4,962,678	6,984,748	(332,665)	1997	Apr-07	40 years
Elkhart Market Centre	Goshen,IN	(11,642,180)	5,664,641	10,775,060	150,302	5,664,641	10,925,362	16,590,003	(1,211,427)	1994	Apr-07	40 years
Valley View Plaza	Marion,IN		916,671	998,854		916,671	998,854	1,915,525	(128,322)	1997	Apr-07	40 years
Knox Plaza	Vincennes,IN		1,009,684	921,378		1,009,684	921,378	1,931,062	(80,228)	1989	Apr-07	40 years
Wabash Crossing	Wabash,IN		904,985	2,232,667		904,985	2,232,667	3,137,652	(478,207)	2007	Apr-07	40 years
Florence Plaza	Florence,KY		2,607,249	148,837	2,049,182	2,607,249	2,198,019	4,805,268	(347,197)	1985	Apr-07	40 years
Florence Square	Florence,KY	(14,593,543)	19,526,801	37,095,000	130,539	19,526,801	37,225,539	56,752,340	(1,945,777)	2000	Apr-07	40 years
Highland Commons	Glasgow,KY	(2,796,233)	2,656,732	5,493,043		2,656,732	5,493,043	8,149,775	(264,535)	1992	Apr-07	40 years
Eastgate Shopping Center	Louisville,KY		8,224,237	8,084,605	8,322	8,224,237	8,092,927	16,317,164	(567,605)	2002	Apr-07	40 years
Towne Square North	Owensboro,KY		4,990,803	7,456,514	258,392	4,990,803	7,714,906	12,705,709	(511,541)	1988	Apr-07	40 years
Lexington Road Plaza	Versailles,KY	(5,358,595)	4,372,189	9,463,655	1,462,231	4,372,189	10,925,886	15,298,075	(724,182)	2007	Apr-07	40 years
Iberia Plaza	New Iberia,LA		782,119	5,844,021	197,502	782,119	6,041,523	6,823,642	(388,004)	1992	Apr-07	40 years
Lagniappe Village	New Iberia,LA		1,461,578	5,810,924	316,222	1,461,578	6,127,146	7,588,724	(595,638)	1990	Apr-07	40 years
The Pines	Pineville,LA		3,116,072	4,378,750		3,116,072	4,378,750	7,494,822	(168,039)	1991	Nov-07	40 years
Liberty Plaza	Randallstown,MD		4,793,337	419,341	976,728	4,793,337	1,396,069	6,189,406	(178,173)	2007	Apr-07	40 years
Rising Sun Towne Centre	Rising Sun,MD		5,243,141	1,337,614	32,551	5,243,141	1,370,165	6,613,306	(451,342)	2007	Apr-07	40 years
Grand Crossing	Brighton,MI		2,043,079	5,367,916	35,661	2,043,079	5,403,577	7,446,656	(373,169)	2005	Apr-07	40 years
Silver Lake	Fenton,MI		1,839,686	8,304,814		1,839,686	8,304,814	10,144,500	(442,474)	1996	Apr-07	40 years
Silver Pointe Shopping Center	Fenton,MI	(6,668,529)	1,877,941	7,646,739	4,439	1,877,941	7,651,178	9,529,119	(466,061)	1996	Apr-07	40 years
Fremont	Fremont,MI		1,812,425	(928,121)	573,967	1,812,425	(354,154)	1,458,271	(184,755)	2007	Apr-07	40 years
Kentwood	Kentwood,MI		1,462,721	585,455		1,462,721	585,455	2,048,176	(84,684)	1987	Apr-07	40 years
Hampton Village Centre	Rochester Hills,MI	(28,812,380)	13,097,907	57,162,068	351,950	13,097,907	57,514,018	70,611,925	(2,734,045)	2004	Apr-07	40 years
Hall Road Crossing	Shelby Township,MI		6,116,279	15,194,240	52,247	6,116,279	15,246,487	21,362,766	(896,077)	1999	Apr-07	40 years
West Ridge Shopping Center	Westland,MI	(10,487,505)	5,505,020	7,871,701	260,000	5,505,020	8,131,701	13,636,721	(559,233)	1989	Apr-07	40 years
Westland Crossing	Westland,MI		2,197,547	2,621,227		2,197,547	2,621,227	4,818,774	(442,524)	1999	Apr-07	40 years
Clinton Shopping Center	Clinton,MS		1,930,733	3,444,025	185,464	1,930,733	3,629,489	5,560,222	(145,896)	2007	Nov-07	40 years
Roxboro Square	Roxboro,NC		1,766,782	4,540,826		1,766,782	4,540,826	6,307,608	(281,603)	2005	Apr-07	40 years
Siler Crossing	Siler City,NC		1,497,519	(223,377)		1,497,519	(223,377)	1,274,142	(230,712)	1988	Apr-07	40 years
Anson Station	Wadesboro,NC		1,130,582	1,774,709	55,000	1,130,582	1,829,709	2,960,291	(163,742)	1988	Apr-07	40 years
Roanoke Landing	Williamston,NC		1,069,911	672,696		1,069,911	672,696	1,742,607	(129,245)	1991	Apr-07	40 years
Laurel Square	Brick,NJ		11,783,875	27,332,083	134,785	11,783,875	27,466,868	39,250,743	(1,460,177)	2003	Apr-07	40 years
A&P Fresh Market	Clark,NJ			1,179,871	9,185,022		10,364,893	10,364,893	(630,003)	2007	Apr-07	40 years
Hamilton Plaza—Kmart Plaza	Hamilton,NJ		3,790,930	9,677,925	80,713	3,790,930	9,758,638	13,549,568	(627,244)	1972	Apr-07	40 years
Middletown Plaza	Middletown,NJ		12,195,712	36,799,096	115,211	12,195,712	36,914,307	49,110,019	(1,766,664)	2002	Apr-07	40 years
Tinton Falls Plaza	Tinton Falls,NJ		3,879,169	9,108,781	148,090	3,879,169	9,256,871	13,136,040	(556,454)	2006	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
			Initial Cost to Company
												Life on Which Depreciated- Latest Income Statement
				Building & Improvements			Building & Improvements		Accumulated Depreciation	Year Constructed	Date Acquired
Description		Encumbrances	Land		Improvements	Land		Total
Socorro	Socorro,NM	(1,275,484)	655,334	4,594,361		655,334	4,594,361	5,249,695	(201,003)	1976	Apr-07	40 years
Kietzke Center	Reno,NV		10,115,031	(224,399)	210,162	10,115,031	(14,237)	10,100,794	(231,979)	2007	Apr-07	40 years
Kmart Plaza	De Witt,NY		2,440,225	5,187,839	10,500	2,440,225	5,198,339	7,638,564	(393,533)	1970	Apr-07	40 years
Unity Plaza	East Fishkill,NY		6,866,928	13,332,456	(151)	6,866,928	13,332,305	20,199,233	(652,955)	2005	Apr-07	40 years
Elmira Plaza	Elmira,NY		437,674	852,521		437,674	852,521	1,290,195	(85,405)	2001	Apr-07	40 years
Stewart Plaza	Garden City,NY		13,447,584	11,812,594	32,625	13,447,584	11,845,219	25,292,803	(833,121)	1990	Apr-07	40 years
Pyramid Mall	Geneva,NY		1,370,086	1,650,401	5,438,540	1,370,086	7,088,941	8,459,027	(777,647)	2006	Apr-07	40 years
Sunshine Square	Medford,NY	(6,346,567)	12,609,167	17,221,750	4,005,092	12,609,167	21,226,842	33,836,009	(1,465,590)	2007	Apr-07	40 years
Wallkill Plaza	Middletown,NY		6,396,354	14,073,788	127,500	6,396,354	14,201,288	20,597,642	(1,272,343)	2005	Apr-07	40 years
Monroe Shoprite Plaza	Monroe,NY		3,921,304	13,657,188		3,921,304	13,657,188	17,578,492	(662,063)	1985	Apr-07	40 years
Rockland Plaza	Nanuet,NY		34,300,542	37,268,624	4,625,491	34,300,542	41,894,115	76,194,657	(2,263,427)	2006	Apr-07	40 years
Mohawk Acres	Rome,NY		4,042,860	9,976,669	55,356	4,042,860	10,032,025	14,074,885	(534,101)	2005	Apr-07	40 years
Village Center	Smithtown,NY	16,648	8,629,297	12,850,715	1,933,230	8,629,297	14,783,945	23,413,242	(1,168,579)	2005	Apr-07	40 years
Springbrook Plaza	Canton,OH		3,438,801	4,587,970		3,438,801	4,587,970	8,026,771	(637,173)	1989	Apr-07	40 years
Delhi Shopping Center	Cincinnati,OH		3,778,442	6,408,540	7,700	3,778,442	6,416,240	10,194,682	(634,376)	2002	Apr-07	40 years
Western Hills Plaza	Cincinnati,OH		4,593,498	14,641,589	392,976	4,593,498	15,034,565	19,628,063	(1,636,941)	1989	Apr-07	40 years
Greentree Shopping Center	Columbus,OH	(4,694,185)	4,313,398	7,873,394	26,062	4,313,398	7,899,456	12,212,854	(588,515)	2005	Apr-07	40 years
Karl Plaza	Columbus,OH	(3,624,707)	2,068,892	1,011,881	25,482	2,068,892	1,037,363	3,106,255	(381,441)	1992	Apr-07	40 years
Brandt Pike Place	Dayton,OH		2,220,000	1,074,607	1,684,778	2,220,000	2,759,385	4,979,385	(280,474)	2007	Apr-07	40 years
South Towne Centre	Dayton,OH		6,991,885	24,939,131		6,991,885	24,939,131	31,931,016	(2,095,771)	2007	Apr-07	40 years
The Vineyards	Eastlake,OH	(7,330,262)	1,112,891	4,102,579		1,112,891	4,102,579	5,215,470	(256,478)	1989	Apr-07	40 years
Midway Crossing	Elyria,OH		5,299,607	243,048	701,694	5,299,607	944,742	6,244,349	(723,897)	2007	Apr-07	40 years
Midway Market Square	Elyria,OH	(13,577,563)	6,932,338	20,905,451		6,932,338	20,905,451	27,837,789	(1,006,201)	2001	Apr-07	40 years
New Boston	New Boston,OH		1,748,328	1,523,297	2,116,063	1,748,328	3,639,360	5,387,688	(318,488)	2000	Apr-07	40 years
Great Eastern Shopping Plaza	Northwood,OH		4,635,957	3,327,602	67,759	4,635,957	3,395,361	8,031,318	(160,100)	1956	Nov-07	40 years
Surrey Square Mall	Norwood,OH		3,302,917	10,318,335		3,302,917	10,318,335	13,621,252	(726,850)	2007	Apr-07	40 years
Market Place	Piqua,OH		2,285,470	(185,384)	2,520,453	2,285,470	2,335,069	4,620,539	(558,360)	2007	Apr-07	40 years
Starlite Plaza	Sylvania,OH		1,753,116	7,270,190	76,909	1,753,116	7,347,099	9,100,215	(664,302)	2000	Apr-07	40 years
Alexis Park	Toledo,OH		1,052,211	827,508	51,316	1,052,211	878,824	1,931,035	(220,828)	1988	Apr-07	40 years
Miracle Mile Shopping Plaza	Toledo,OH		5,091,850	13,965,685	15,975	5,091,850	13,981,660	19,073,510	(469,098)	2007	Nov-07	40 years
Southland Shopping Plaza	Toledo,OH		2,559,016	8,569,567	2,500	2,559,016	8,572,067	11,131,083	(629,444)	1988	Apr-07	40 years
Marketplace	Tulsa,OK	(8,334,545)	8,697,990	12,883,446		8,697,990	12,883,446	21,581,436	(661,998)	1992	Apr-07	40 years
Bethel Park	Bethel Park,PA		7,434,176	16,327,511	203,079	7,434,176	16,530,590	23,964,766	(858,999)	2004	Apr-07	40 years
New Britain Village Square	Chalfont,PA		7,542,901	20,240,039	19,995	7,542,901	20,260,034	27,802,935	(1,062,556)	1989	Apr-07	40 years
Dickson City Crossings	Dickson City,PA	35,086	8,762,672	32,111,973	5,000	8,762,672	32,116,973	40,879,645	(1,751,171)	1997	Apr-07	40 years
Dillsburg Shopping Center	Dillsburg,PA		6,836,416	13,497,227	87,079	6,836,416	13,584,306	20,420,722	(968,691)	2007	Apr-07	40 years
New Garden Shopping Center	Kennett Square,PA		1,460,176	15,593,751	53,248	1,460,176	15,646,999	17,107,175	(937,459)	2001	Apr-07	40 years
Stone Mill Plaza	Lancaster,PA		1,733,390	11,833,749	47,521	1,733,390	11,881,270	13,614,660	(613,560)	1993	Apr-07	40 years
Ivyridge	Philadelphia,PA		4,237,414	15,052,303	7,186,962	4,237,414	22,239,265	26,476,679	(875,836)	2006	Apr-07	40 years
Roosevelt Mall	Philadelphia,PA		14,588,350	101,292,541	228,432	14,588,350	101,520,973	116,109,323	(5,154,321)	1988	Apr-07	40 years
Hunt River Commons	North Kingstown,RI	(6,774,057)	6,440,181	12,562,996	90,478	6,440,181	12,653,474	19,093,655	(620,419)	1989	Apr-07	40 years
Lexington Town Square	Lexington,SC		1,700,472	2,168,474	78,506	1,700,472	2,246,980	3,947,452	(246,512)	1995	Apr-07	40 years
Festival Centre	North Charleston,SC		8,757,402	1,167,078	190,552	8,757,402	1,357,630	10,115,032	(949,686)	2004	Apr-07	40 years
Hillcrest Shopping Center	Spartanburg,SC	(16,443,849)	5,286,085	35,789,539	9,567,568	5,286,085	45,357,107	50,643,192	(2,114,196)	2007	Apr-07	40 years
Shoppes at Hickory Hollow	Antioch,TN	(10,518,363)	4,468,257	9,854,266	254,956	4,468,257	10,109,222	14,577,479	(565,759)	1986	Apr-07	40 years
Congress Crossing	Athens,TN		2,743,650	6,969,242	1,087,672	2,743,650	8,056,914	10,800,564	(501,104)	1990	Apr-07	40 years
Hazel Path Commons	Hendersonville,TN		4,410,237	3,293,554	19,120	4,410,237	3,312,674	7,722,911	(384,452)	1989	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
			Initial Cost to Company
												Life on Which Depreciated- Latest Income Statement
				Building & Improvements			Building & Improvements		Accumulated Depreciation	Year Constructed	Date Acquired
Description		Encumbrances	Land		Improvements	Land		Total
Kimball Crossing	Kimball,TN		3,418,601	15,776,503	244,436	3,418,601	16,020,939	19,439,540	(873,622)	1997	Apr-07	40 years
Chapman-Ford Crossing	Knoxville,TN		5,712,871	(6,061,371)	3,366,520	5,712,871	(2,694,851)	3,018,020	(287,994)	2007	Apr-07	40 years
Farrar Place Shopping Center	Manchester,TN		1,369,301	1,178,900	12,700	1,369,301	1,191,600	2,560,901	(68,518)	1989	Apr-07	40 years
Memphis Commons	Memphis,TN	(16,731,137)	12,078,545	20,873,266	103,449	12,078,545	20,976,715	33,055,260	(988,590)	1997	Apr-07	40 years
Palm Plaza	Aransas,TX	(1,090,875)	1,305,961	1,042,304		1,305,961	1,042,304	2,348,265	(157,891)	2002	Apr-07	40 years
Parmer Crossing	Austin,TX		6,064,095	6,895,763	91,886	6,064,095	6,987,649	13,051,744	(245,638)	2004	Nov-07	40 years
Baytown Shopping Center	Baytown,TX	(3,306,189)	1,144,575	6,575,460		1,144,575	6,575,460	7,720,035	(344,924)	1987	Apr-07	40 years
Cedar Bellaire	Bellaire,TX	(1,923,296)	2,691,539	2,475,890		2,691,539	2,475,890	5,167,429	(146,537)	1994	Apr-07	40 years
El Camino	Bellaire,TX	(1,533,937)	3,063,937	699,533	13,702	3,063,937	713,235	3,777,172	(67,795)	2007	Apr-07	40 years
Brenham Four Corners	Brenham,TX	(3,994,279)	1,545,928	8,798,842		1,545,928	8,798,842	10,344,770	(456,408)	1997	Apr-07	40 years
Bryan Square	Bryan,TX	(671,307)	372,132	108,487	1,238,563	372,132	1,347,050	1,719,182	(16,286)	2001	Apr-07	40 years
Townshire	Bryan,TX		3,050,758	5,190,886		3,050,758	5,190,886	8,241,644	(306,293)	2002	Apr-07	40 years
Carmel Village	Corpus Christi,TX	(2,316,011)	1,559,767	4,428,908	37,090	1,559,767	4,465,998	6,025,765	(305,827)	1993	Apr-07	40 years
Five Points	Corpus Christi,TX	(6,041,767)	4,236,862	12,904,295	114,993	4,236,862	13,019,288	17,256,150	(952,254)	1993	Apr-07	40 years
Claremont Village	Dallas,TX	(1,913,226)	1,177,880	3,911,724	39,848	1,177,880	3,951,572	5,129,452	(207,547)	1976	Apr-07	40 years
Jeff Davis	Dallas,TX	(2,114,618)	1,956,239	3,449,588	44,690	1,956,239	3,494,278	5,450,517	(249,574)	1975	Apr-07	40 years
Stevens Park Village	Dallas,TX	(1,812,530)	829,208	3,957,416		829,208	3,957,416	4,786,624	(192,840)	1974	Apr-07	40 years
Webb Royal	Dallas,TX	(3,020,883)	2,374,772	6,091,746	19,766	2,374,772	6,111,512	8,486,284	(387,408)	1992	Apr-07	40 years
Wynnewood Village	Dallas,TX	(15,272,244)	9,405,555	32,682,415	539,493	9,405,555	33,221,908	42,627,463	(2,095,221)	2006	Apr-07	40 years
Parktown	Deer Park,TX	(3,339,754)	1,920,088	7,787,466	12,097	1,920,088	7,799,563	9,719,651	(464,635)	1999	Apr-07	40 years
Ridglea Plaza	Fort Worth,TX		5,384,571	12,346,495	22,169	5,384,571	12,368,664	17,753,235	(468,992)	1990	Nov-07	40 years
Forest Hills	Ft. Worth,TX	(956,613)	658,039	1,709,228	43,991	658,039	1,753,219	2,411,258	(117,146)	1968	Apr-07	40 years
Village Plaza	Garland,TX	(3,809,670)	2,450,037	7,951,964	75,702	2,450,037	8,027,666	10,477,703	(485,834)	2002	Apr-07	40 years
North Hills Village	Haltom City,TX	(1,040,526)	889,011	927,997		889,011	927,997	1,817,008	(68,837)	1998	Apr-07	40 years
Highland Village Town Center	Highland Village,TX	(4,766,283)	4,391,028	8,607,867	17,975	4,391,028	8,625,842	13,016,870	(425,651)	1996	Apr-07	40 years
Bay Forest	Houston,TX	(2,685,230)	2,938,227	4,471,441	193,654	2,938,227	4,665,095	7,603,322	(227,629)	2004	Apr-07	40 years
Braes Heights	Houston,TX	(6,656,013)	7,029,204	12,040,650	29,820	7,029,204	12,070,470	19,099,674	(593,999)	2003	Apr-07	40 years
Braes Oaks	Houston,TX	(1,564,146)	2,867,233	435,382		2,867,233	435,382	3,302,615	(88,085)	1992	Apr-07	40 years
Broadway	Houston,TX	(2,168,323)	685,958	4,358,679	1,667,661	685,958	6,026,340	6,712,298	(344,306)	2006	Apr-07	40 years
Clear Lake Camino South	Houston,TX	(5,259,694)	4,373,986	11,892,660		4,373,986	11,892,660	16,266,646	(588,964)	2004	Apr-07	40 years
Huntington Village	Houston,TX	(2,685,230)	2,087,786	2,729,834	623,618	2,087,786	3,353,452	5,441,238	(381,201)	2007	Apr-07	40 years
Jester Village	Houston,TX		2,563,512	1,954,600	38,103	2,563,512	1,992,703	4,556,215	(257,410)	1988	Apr-07	40 years
Lazybrook	Houston,TX	(352,436)	184,026	476,550		184,026	476,550	660,575	(56,324)	1988	Apr-07	40 years
Maplewood Mall	Houston,TX	(2,853,056)	6,179,314	1,009,743	44,528	6,179,314	1,054,271	7,233,585	(174,352)	2004	Apr-07	40 years
Merchants Park	Houston,TX		3,617,729	16,722,475	229,381	3,617,729	16,951,856	20,569,585	(899,861)	2006	Apr-07	40 years
North 45 Plaza	Houston,TX	(2,248,880)	2,317,859	3,498,185		2,317,859	3,498,185	5,816,044	(368,659)	1975	Apr-07	40 years
Northgate	Houston,TX	(822,352)	116,187	322,921		116,187	322,921	439,108	(50,779)	1972	Apr-07	40 years
Northshore East	Houston,TX	(4,900,544)	1,681,115	11,545,657		1,681,115	11,545,657	13,226,772	(573,962)	2001	Apr-07	40 years
Northtown Plaza	Houston,TX	(6,713,074)	3,596,635	14,519,795	23,822	3,596,635	14,543,617	18,140,252	(893,417)	1990	Apr-07	40 years
Northwood	Houston,TX		2,041,964	7,944,974		2,041,964	7,944,974	9,986,938	(564,509)	1972	Apr-07	40 years
Pinemont Shopping Center	Houston,TX		1,716,584	1,567,784	63,538	1,716,584	1,631,322	3,347,906	(284,926)	1999	Apr-07	40 years
Sharpstown Plaza	Houston,TX		2,392,330	2,802,931		2,392,330	2,802,931	5,195,261	(267,645)	2005	Apr-07	40 years
Tanglewilde	Houston,TX	(3,222,276)	5,078,598	3,302,378	13,130	5,078,598	3,315,508	8,394,106	(204,819)	1998	Apr-07	40 years
Tidwell Place	Houston,TX	(1,342,615)	779,271	2,564,824		779,271	2,564,824	3,344,095	(205,192)	1991	Apr-07	40 years
Westheimer Commons	Houston,TX	(7,887,862)	14,590,509	6,171,493	138,149	14,590,509	6,309,642	20,900,151	(468,336)	1995	Apr-07	40 years
Northshore West	Houston ,TX		2,214,428	7,190,127		2,214,428	7,190,127	9,404,555	(302,917)	1997	Nov-07	40 years
Washington Square	Kaufman,TX	(1,376,180)	618,074	3,027,309	17,950	618,074	3,045,259	3,663,333	(177,890)	1978	Apr-07	40 years
League City	League City,TX	(1,678,269)	2,134,439	(1,860,883)	2,803,341	2,134,439	942,458	3,076,897	(151,756)	1992	Apr-07	40 years
Jefferson Park	Mount Pleasant,TX	(3,457,233)	883,434	7,947,379	33,615	883,434	7,980,994	8,864,428	(440,131)	2001	Apr-07	40 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E				COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at the Close of the Period
			Initial Cost to Company
													Life on Which Depreciated- Latest Income Statement
				Building & Improvements			Building & Improvements			Accumulated Depreciation	Year Constructed	Date Acquired
Description		Encumbrances	Land		Improvements	Land		Total
Odessa-Winwood Town Center	Odessa,TX	(14,995,427)	5,947,074	20,172,172	521,386	5,947,074	20,693,558	26,640,632		(978,801)	2002	Apr-07	40 years
Parkview East	Pasadena,TX	(1,272,128)	812,903	998,118	16,704	812,903	1,014,822	1,827,725		(55,594)	2002	Apr-07	40 years
Parkview West	Pasadena,TX	(1,486,946)	551,278	1,311,503	24,247	551,278	1,335,750	1,887,028		(155,006)	2005	Apr-07	40 years
Market Plaza	Plano,TX		11,522,017	15,525,310	25,150	11,522,017	15,550,460	27,072,477		(762,450)	2002	Apr-07	40 years
Klein Square	Spring,TX	(2,550,968)	1,347,135	5,194,010	33,206	1,347,135	5,227,216	6,574,351		(295,149)	1999	Apr-07	40 years
Texas City Bay	Texas City,TX	(6,847,336)	1,567,419	16,019,065	4,404	1,567,419	16,023,469	17,590,888		(815,664)	2005	Apr-07	40 years
Windvale	The Woodlands,TX		5,151,135	13,344,419	21	5,151,135	13,344,440	18,495,575		(419,254)	2002	Nov-07	40 years
Jefferson Green	Newport News,VA		4,743,353	3,461,421	14,522	4,743,353	3,475,943	8,219,296		(169,148)	1988	Apr-07	40 years
VA-KY Regional SC	Norton,VA		1,785,521	(417,471)	53,056	1,785,521	(364,415)	1,421,106		(124,072)	1996	Apr-07	40 years
Lakeside Plaza	Salem,VA		2,320,013	4,763,315	169,547	2,320,013	4,932,862	7,252,875		(285,494)	1989	Apr-07	40 years
Ridgeview Centre	Wise,VA		1,862,713	7,502,057	(54,775)	1,862,713	7,447,282	9,309,995		(369,764)	2005	Apr-07	40 years
Cheyenne Plaza	Cheyenne,WY	(4,431,262)	4,266,725	1,092,226	58,254	4,266,725	1,150,480	5,417,205		(458,979)	1995	Apr-07	40 years
Other
Apopka Commons	Apopka,FL		3,492,917	3,134,897	5,771,032	3,492,917	8,905,929	12,398,846		(203,381)		Apr-07	40 years
Nine Mile Square	Pensacola,FL		2,511,526	(457,433)	803,559	2,511,526	346,126	2,857,652		(275,548)		Apr-07	40 years
Denham Springs Plaza	Denham Springs,LA		792,917	2,062,700	51,961	792,917	2,114,661	2,907,578		(110,927)		Apr-07	40 years
the Shoppes at Cinnaminson	Cinnaminson,NJ		11,000,000	4,891,609		11,000,000	4,891,609	15,891,609		(1,254,815)	2007	Apr-07	40 years
North Central Avenue	Hartsdale,NY		200,000	0		200,000		200,000				Apr-07	LAND
Akron Land	Akron,OH		850,000	(307,436)	1,700	850,000	(305,736)	544,264		(32)		Apr-07	40 years
Northgate Plaza	Westerville,OH		1,150,000	153,826	1,804,653	1,150,000	1,958,479	3,108,479		(221,063)		Apr-07	40 years
Various				128,397,389			128,397,389	128,397,389

		$(408,862,797)	$946,993,612	$1,859,019,876	$149,667,656	$946,993,612	$2,008,687,532	$2,955,681,144	(1)	$(117,519,378)	$393,281

(1)
The total aggregate cost for federal tax purposes is $3,454,137.

CENTRO NP LLC AND SUBSIDIARIES (THE "COMPANY")
(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE "PREDECESSOR"))

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Company		Predecessor
	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended April 4, 2007	Year Ended December 31, 2006
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$3,965,020	$—	$3,565,754	$3,393,078
Acquisitions and improvements	107,958	4,995,882	89,660	291,547
Impact of FIN 46 consolidation	—	18	119	18,820
Real estate held for sale	(54,180)	(695)	(832)	(49,413)
Impairment of real estate	(250,700)	(27,294)	—	—
Cost of property sold or transferred to joint ventures	(811,206)	(1,002,889)	(3,653,941)	(85,637)
Write-off of fully depreciated assets	(1,209)	(2)	(760)	(2,641)

Balance at end of year	$2,955,683	$3,965,020	$—	$3,565,754

Total cost for federal tax purposes at end of each year	$3,454,137	$3,985,915		$3,192,731

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$60,590	$—	$430,207	$376,816
Depreciation expense	76,522	69,887	20,497	75,444
Impact of FIN 46 consolidation	—	—	190	202
Property sold or transferred to joint ventures	(17,498)	(9,297)	(450,229)	(16,393)
Write-off of fully depreciated assets	(82)	—	(487)	(1,877)
Real estate held for sale	(2,014)	—	(178)	(3,985)

Balance at end of year	$117,518	$60,590	$—	$430,207

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRO NP LLC (Registrant)
By:	/s/ MICHAEL CARROLL Michael Carroll Chief Executive Officer
Dated: March 30, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL CARROLL Michael Carroll	Chief Executive Officer (principal executive officer) of Centro NP LLC and Director of Centro Watt America REIT 17A, Inc., Centro Watt America REIT 15A, Inc., Centro New Plan Inc., Centro Super Residual 1 LLC, Centro Super Residual 2 LLC and Centro Super Residual 4 LLC, each a member of Super LLC, the sole and Managing Member of Centro NP LLC	March 30 2009
/s/ JOHN BRADDON John Braddon
	Chief Financial Officer and Executive Vice President (principal financial officer) of Centro NP LLC and Director of Centro Watt America REIT 17A, Inc., Centro Watt America REIT 15A, Inc. and Centro New Plan Inc., each a member of Super LLC, the sole and Managing Member of Centro NP LLC	March 30, 2009
/s/ STEVE SPLAIN Steve Splain	Executive Vice President and Chief Accounting Officer (principal accounting officer)	March 30, 2009
/s/ TOM LORENZEN Tom Lorenzen	Director of Centro Watt America REIT 17A, Inc., Centro Watt America REIT 15A, Inc. and Centro New Plan Inc., each a member of Super LLC, the sole and Managing Member of Centro NP LLC	March 30, 2009

EXHIBIT INDEX

*2.1	Agreement and Plan of Merger, dated February 27, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Centro NP LLC, Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K, filed on March 2, 2007.
*2.2
First Amendment to Agreement and Plan of Merger, dated as of April 19, 2007, by and among New Plan Excel Realty Trust, Inc., Excel Realty Partners, L.P., Super IntermediateCo LLC (now known as Centro NP LLC), Super MergerSub Inc., and Super DownREIT MergerSub LLC, filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K, filed on April 20, 2007.
*2.3
Assignment and Assumption Agreement, dated as of April 20, 2007, by and between New Plan Excel Realty Trust, Inc. and Super IntermediateCo LLC (now known as Centro NP LLC)., filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*3.1
Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of February 26, 2007, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*3.2
Articles of Amendment of Articles of Organization of Super IntermediateCo LLC (now known as Centro NP LLC), dated as of May 3, 2007, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*3.3
Second Amended and Restated Limited Liability Company Agreement of Centro NP LLC, dated as of June 5, 2007, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.1
Senior Securities Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee, filed as Exhibit 4.2 to New Plan Realty Trust's Registration Statement on Form S-3, File No. 33-61383.
*4.2
First Supplemental Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company, filed as Exhibit 10.2 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
*4.3
Senior Securities Indenture, dated as of February 3, 1999, among the Predecessor, New Plan Realty Trust, as guarantor, and State Street Bank and Trust Company, as Trustee, filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated February 3, 1999.
*4.4
Supplemental Indenture, dated as of December 17, 2004, by and between the Predecessor and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company), as Trustee, to the Indenture dated as of February 3, 1999, by and among the Predecessor, New Plan Realty Trust, as guarantor, and the Trustee, filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated December 22, 2004.
*4.5
Senior Securities Indenture, dated as of January 30, 2004, by and between the Predecessor and U.S. Bank Trust National Association, as Trustee filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K dated February 5, 2004.
*4.6
First Supplemental Indenture, dated as of September 19, 2006, between the Predecessor and U.S. Bank Trust National Association, as trustee, filed as Exhibit 4.1 to the Predecessor's Current Report on Form 8-K, filed on September 19, 2006.

*4.7	Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.8
Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC) and U.S. Bank Trust National Association, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.9
Successor Supplemental Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC (now known as Centro NP LLC), New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.10
Indenture, dated as of May 4, 2007, by and among Centro NP LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*4.11
Supplemental Indenture, dated as of May 4, 2007, by and among Centro NP LLC and U.S. Bank Trust National Association, filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
*10.1
Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger, and Banc of America Securities LLC, as Sole Book Manager, dated as of July 31, 2007, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 6, 2007.
*10.2
Guaranty, dated as of July 31, 2007, by and among each of the Subsidiaries listed on Schedule I thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 6, 2007.
*10.3
First Amendment to Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of December 16, 2007, filed as Exhibit 10.1 to Company's Current Report on Form 8-K, dated December 18, 2007.
*10.4
Letter Agreement, by and among Centro NP LLC, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, dated as of February 14, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 14, 2008.
*10.5
Contribution, Distribution and Assignment Agreement, dated as of March 28, 2008, among Super LLC, Centro NP LLC, Centro NP Residual Holding LLC and certain of the Company's wholly owned subsidiaries, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.6
Distribution, Contribution, Assignment and Assumption Agreement among Centro NP LLC, Super LLC, Centro New Plan Inc., Centro US Management Joint Venture, LP and Centro US Employment Company, LLC, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.7
Exclusive Global Leasing and Management Agreement (Non-Contracted) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.8
Exclusive Global Subcontract Agreement (Third Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 30, 2008.

*10.9	Exclusive Global Subcontract Agreement (Related Party) between Centro Super Management Joint Venture 2, LLC and Centro NP LLC, LLC and Centro NP LLC, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.10
Letter Agreement, dated as of March 28, 2008, among Super LLC, JPMorgan Chase Bank, N.A., as agent, and certain other parties, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, dated March 30, 2008.
*10.11
Letter Agreement, dated as of May 7, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 12, 2008.
*10.12
Letter Agreement, dated as of May 30, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 2, 2008.
*10.13
Letter Agreement, dated as of September 26, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 2, 2008.
10.14	Letter Agreement, dated as of December 15, 2008, among Centro NP LLC, Bank of America N.A., as agent, and certain other parties.
10.15	Supplement to Amended and Restated Revolving Credit Agreement, by and among Centro NP LLC, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, dated as of January 15, 2008.
10.16
Contribution, Distribution and Assignment Agreement (the "Agreement"), dated as of January 15, 2009, by and among New Plan Property Holding Company, CA New Plan Asset Partnership IV, L.P., CA New Plan Asset LLC, CA New Plan VI, Excel Realty Trust—ST, LLC, New Plan Maryland Holdings, LLC, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, NP of Tennessee, L.P., New Plan of Tennessee, LLC, NPTN, Inc., CA New Plan Texas Assets, L.P., CA New Plan Texas Assets, LLC, CA New Plan IV, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, HK New Plan STH Upper Tier II Company, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan ERP Property Holdings, LLC, Excel Realty Partners, L.P., New Plan DRP Trust, New Plan ERP Limited Partner Company, ERP New Britain Limited Partnership, New Plan Realty Trust, LLC, New Plan Pennsylvania Holdings, LLC, Centro NP ERT, LLC, HK New Plan Macon Chapman TRS GP Company, ERT Development Corporation, New Plan Florida Holdings, LLC, HK New Plan STH Lower Tier, LLC, HK New Plan STH Mid Tier II, LLC, Centro NP LLC, Super LLC, Centro NP Residual Holding LLC and Centro NP Residual Holding Sub 1, LLC.
*10.17	Employment Letter, dated May 11, 2007, from Centro Properties Group to John Braddon, filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.18	Offer of Employment, dated November 23, 2005, from Centro Properties Group to John Braddon, filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.19
Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Glenn J. Rufrano, filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
10.20	Employment Agreement, dated March 26, 2008, by and among Centro WCJV LP, Inc. and Glenn J. Rufrano.†

*10.21	Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Steven Siegel, filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.22
Employment Agreement, dated July 23, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Carroll, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
10.23	Employment Agreement, dated December 5, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Moss.†
10.24	First Amendment to Employment Agreement, dated February 25, 2008, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Michael Moss.†
10.25	Employment Agreement, dated July 30, 2007, by and among Centro Watt Management Joint Venture 2 LP, Centro Properties Group and Leonard Brumberg.†
*10.26	Centro Properties Group Executive Option Plan, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.27	Centro Properties Group Employee Security Plan, filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.28	Form of Centro Properties Group Application for Options, filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
*10.29	Form of Centro Properties Group Offer to Participate in an Issuance of Options, filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K, dated April 15, 2008.†
21	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference as above indicated.

†
Denotes a management contract or compensatory plan, contract or arrangement.