Form 10-Q/A
period 2008-03-31
Centro NP LLC
filed 2009-04-16
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) is being filed to amend the Quarterly Report on Form 10-Q of Centro NP LLC (the “Company”) for the quarter ended March 31, 2008 that was previously filed on May 15, 2008 (the “Original 10-Q”).  The Company is filing this Amendment to address the following matters:

Item 6. Exhibits

Signatures

The Company is modifying “Item 6. Exhibits” solely with respect to filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and a certification required by Section 906 of the Sarbanes-Oxley Act of 2002.  Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to the Original 10-Q.

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

Dated: April 16, 2009

CENTRO NP LLC

By:	/s/ Michael Carroll
Michael Carroll
Chief Executive Officer

By:	/s/ John Braddon
John Braddon
Chief Financial Officer
(Principal Financial Officer)