Form 10-Q/A
period 2008-09-30
Centro NP LLC
filed 2009-04-16
CIK 798288

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) is being filed to amend the Quarterly Report on Form 10-Q of Centro NP LLC (the “Company”) for the quarter ended September 30, 2008 that was previously filed on November 14, 2008 (the “Original 10-Q”).  The Company is filing this Amendment to address the following matters:

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