Form 10-Q
period 2009-03-31
Centro NP LLC
filed 2009-05-15
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sub-section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$62,485	$92,649
Percentage rents	1,294	1,147
Expense reimbursements	16,104	22,935
Fee income	4,346	7,309
Total revenues	84,229	124,040

Operating Expenses:
Operating costs	16,602	22,743
Real estate taxes	10,430	14,275
Depreciation and amortization	33,625	55,151
Provision for doubtful accounts	1,006	390
Impairment of real estate	8,179	—
General and administrative	3,814	8,268
Total operating expenses	73,656	100,827

Income from continuing operations before income of investments accounted for under the equity method, interest and other income and expenses	10,573	23,213

Other income and expenses:
Interest, dividend and other income	1,065	(631)
Equity in (loss) income of unconsolidated ventures	(1,853)	(1,723)
Impairment of investments accounted for under the equity method	(2,622)	—
Interest expense	(22,230)	(25,373)
Loss from continuing operations	(15,067)	(4,514)

Discontinued operations:
Loss from discontinued operations	(649)	(672)

Net loss	(15,716)	(5,186)
Net income (loss) attributable to non-controlling interests in partnerships	23	(24)
Net loss attributable to redeemable non-controlling interests in partnerships	(368)	(1,586)
Net loss attributable to Centro NP LLC	$(16,061)	$(6,796)

Other comprehensive loss
Unrealized loss on available-for-sale securities	(179)	(16)
Comprehensive loss attributable to Centro NP LLC	$(16,240)	$(6,812)

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Real estate:
Land	$787,861	$946,995
Building and improvements	1,697,695	2,008,688
Accumulated depreciation and amortization	(101,380)	(117,518)
Net real estate	2,384,176	2,838,165
Real estate held for sale	—	5,044
Cash and cash equivalents	22,462	51,453
Restricted cash	22,352	25,855
Marketable securities	9,833	10,038
Receivables:
Trade, net of allowance for doubtful accounts of $16,465 and $17,178 at March 31, 2009 and December 31, 2008, respectively	22,647	23,166
Deferred rent, net of allowance of $21 and $259 at March 31, 2009 and December 31, 2008, respectively	10,289	12,838
Other, net	32,327	35,027
Prepaid expenses and deferred charges	11,789	13,526
Investments in/advances to unconsolidated ventures	820,371	673,062
Intangible assets, net of accumulated amortization of $149,594 and $168,272 at March 31, 2009 and December 31, 2008, respectively	375,658	461,210
Other assets	2,935	8,005
Total assets	$3,714,839	$4,157,389

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $7,813 and $8,434 at March 31, 2009 and December 31, 2008, respectively	$401,987	$408,863
Notes payable, net of unamortized premium of $25,763 and $26,704 at March 31, 2009 and December 31, 2008, respectively	855,980	856,921
Credit facilities	470,200	479,584
Capital leases	30,104	30,266
Other liabilities	277,211	338,548
Redemption rights	—	9,386
Tenant security deposits	5,939	7,467
Total liabilities	2,041,421	2,131,035
Redeemable non-controlling interests in partnerships	24,542	25,051
Commitments and contingencies	—	—

Members’ equity:
Members’ equity	2,777,508	3,113,809
Accumulated other comprehensive loss	(179)	(123)
Accumulated losses	(1,131,506)	(1,115,422)
Total Centro NP LLC equity	1,645,823	1,998,264
Non-controlling interest in partnerships	3,053	3,039
Total equity	1,648,876	2,001,303

Total liabilities and equity	$3,714,839	$4,157,389

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited, in thousands)

	Equity	Accumulated Other Comprehensive Income	Accumulated Losses	Non- controlling interests	Total Equity

Balance at December 31, 2007	$3,734,387	$(1,196)	$(564,632)	$2,996	$3,171,555
(Distribution)/contribution by members, net	18,749	—	—	—	18,749
(Distribution)/contribution by non-controlling interests, net	—	—	—	(4)	(4)
Distributions of assets to Parent (1)	(369,553)	—	—	—	(369,553)
Net loss	—	—	(6,772)	(24)	(6,796)
Realized/unrealized holding loss on marketable securities	—	1,180	—	—	1,180

Balance at March 31, 2008	$3,383,583	$(16)	$(571,404)	$2,968	$2,815,131

Balance at December 31, 2008	$3,113,809	$(123)	$(1,115,422)	$3,039	$2,001,303
(Distribution)/contribution by members, net	(76,514)	—	—	—	(76,514)
(Distribution)/contribution by non-controlling interests, net	—	—	—	(9)	(9)
Distributions of assets to Parent (1)	(259,787)	—	—	—	(259,787)
Net (loss) income	—	—	(16,084)	23	(16,061)
Realized/unrealized holding loss on marketable securities	—	(56)	—	—	(56)

Balance at March 31, 2009	$2,777,508	$(179)	$(1,131,506)	$3,053	$1,648,876

(1)  Transactions relating to investment in an unconsolidated joint venture, Centro NP Residual Holding LLC discussed in Note 8.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,716)	$(5,186)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	33,625	56,773
Amortization of net premium/discount on mortgages and notes Payable	(1,597)	(1,981)
Amortization of deferred debt and loan acquisition costs	443	5,196
Amortization of asset retirement liabilities	19	31
Amortization of below market leases	(10,709)	(14,888)
Impairment of real estate	8,179	—
Impairment of investments accounted for under the equity Method	2,623	—
(Gain) loss on sale of marketable securities	(19)	1,600
(Gain) loss on sale of discontinued operations, net	(133)	1,122
Equity in (loss) income of unconsolidated ventures	2,267	2,756
Changes in operating assets and liabilities, net:
Change in restricted cash	3,503	2,251
Change in trade receivables	(4,386)	(2,575)
Change in deferred rent receivables	(223)	(2,156)
Change in other receivables	1,806	(8,328)
Change in other liabilities	(8,017)	(56,256)
Change in tenant security deposits	(526)	(520)
Change in prepaid expenses, deferred charges and other assets	654	14,332
Net cash provided by (used in) operating activities	11,793	(7,829)

Cash flows from investing activities:
Real estate acquisitions and building improvements	(13,684)	(35,888)
Proceeds from real estate sales, net	5,830	8,229
Proceeds from sale of marketable securities, net	3,001	1,932
Repayments of mortgage notes receivable, net	—	1,457
Capital contributions to unconsolidated joint ventures	—	(1,346)
Purchase of marketable securities	(2,833)	(196)
Distributions of capital from unconsolidated joint ventures	3,544	1,339
Net cash used in investing activities	(4,142)	(24,473)

Cash flows from financing activities:
Cash paid to redeem partnership units	(9,386)	—
Principal payments of mortgages and notes payable	(6,417)	(3,142)
Proceeds from credit facility	—	38,300
Repayment of credit facility	(9,384)	(9,700)
Financing fees	(1,344)	(2,651)
Distributions to parent	(14,291)	(5,016)
Distributions to non-controlling interests	(877)	(1,292)
Contributions from parent	5,057	—
Net cash (used in) provided by financing activities	(36,642)	16,499

Net decrease in cash and cash equivalents	(28,991)	(15,803)

Cash and cash equivalents at beginning of period	51,453	34,706

Cash and cash equivalents at end of period	$22,462	$18,903

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$37,476	$38,454
Capitalized interest	2,077	2,504
State and local taxes paid	25	810
Distribution of entity interest to parent (1)	259,787	369,553
Contribution of entity interest to Centro NP Residual Holding LLC (1)	249,600	355,060

(1)  Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC discussed in Note 8.

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:           Merger and Liquidation

On February 27, 2007, New Plan Excel Realty Trust, Inc. (“New Plan”), and Excel Realty Partners, L.P., a Delaware limited partnership in which New Plan, through a wholly owned subsidiary, was the general partner, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centro NP LLC (formerly Super IntermediateCo LLC) (“Centro NP” or “The Company”), Super MergerSub Inc. (“MergerSub”), and Super DownREIT MergerSub LLC (“Super REIT MergerSub” and together with Centro NP and MergerSub, the “Buyer Parties”).  Pursuant to the Merger Agreement, MergerSub commenced and completed a tender offer (the “Offer”) to purchase all outstanding shares of common stock, par value $0.01 per share (“Common Stock”), of New Plan.  On April 20, 2007, New Plan and the Buyer Parties completed the other transactions contemplated by the Merger Agreement, pursuant to which, among other things, MergerSub merged with and into New Plan (the “Merger”), with New Plan surviving the Merger, and in connection therewith, Super DownREIT Acquisition L.P. (“DownREIT Acquisition”) merged with and into Excel Realty Partners, L.P. (the “DownREIT Partnership”), with the DownREIT Partnership continuing as the surviving limited partnership (the “DownREIT Merger,” and together with the Merger, the “Mergers”). As a result of the Merger, New Plan became a wholly owned subsidiary of Centro NP and any stockholder who held shares of Common Stock prior to the Merger ceased to be a stockholder effective as of the Merger.

On April 20, 2007, immediately following the Merger, New Plan, as the surviving corporation of the Merger, was liquidated (the “Liquidation”), and in connection with the Liquidation, (a) all of New Plan’s assets were transferred to, and all of its liabilities were assumed by, Centro NP, (b) all outstanding shares of preferred stock of New Plan were automatically converted into, and cancelled in exchange for the right to receive, cash liquidating distributions in accordance with their terms, and (c) all shares of Common Stock of New Plan were cancelled.  As a result of the Merger and Liquidation, New Plan filed a Certification and Notice of Termination of Registration on Form 15 pursuant to which it terminated its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to its Common Stock and 7.625% Series E Cumulative Redeemable Preferred Stock.

Immediately following the Merger and the Liquidation, the Company’s employees became employees of Centro US Management Joint Venture 2, LP (formerly known as Centro Watt Management Joint Venture 2, L.P. and referred to in these notes as the “Management Joint Venture”).  The distribution occurred in order to comply with certain tax restrictions applicable to the Company’s ultimate equity owners and to permit such employees to serve management functions at other properties controlled by the Company’s affiliates.  Following this distribution, Centro Super Management Joint Venture 2, LLC, a wholly-owned, indirect subsidiary of the Management Joint Venture (the “Company Management Joint Venture”), managed the Company’s properties, although during a transition period, certain of the Company’s subsidiaries continued to provide payroll, benefit and other transition services with respect to the Company’s former employees.  Such transition services continued through April 30, 2008.  Contracts memorializing the management services arrangements under which the Company has been operating were entered into on March 28, 2008 in connection with an amendment to the Company’s revolving credit facility.

Although the Company’s employees were employed by the Management Joint Venture shortly following the Merger and Liquidation, for the period January 1, 2008 to April 30, 2008, the Company continued to incur all costs relating to the payroll and benefits of the Company’s employees employed by the Management Joint Venture as well as incurring other transition services while the Management Joint Venture finalized arrangements to replicate such functions.

As the Company continued to provide services on a transitionary basis through April 30, 2008, for accounting purposes, the Distribution, Contribution and Assignment Agreement (the “Distribution Agreement”) entered into by the Company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan Inc. (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to April 30, 2008. The distribution has been reflected in the consolidated financial statements covered in this report as of May 1, 2008. As a result, certain assets and liabilities have been distributed out as of May 1, 2008.  The significant assets and liabilities that were distributed out of the Company in relation to the Distribution Agreement

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(the “Service Business Transfer”) were goodwill, furniture and fittings, and employee benefits related accruals/reserves.  The total net assets distributed as part of the Service Business Transfer were $221.9 million. Refer to further information included in Note 3 relating to the impairment of goodwill prior to Service Business Transfer.

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

The accompanying consolidated financial statements of the Company include accounts of their wholly-owned subsidiaries and all partnerships in which they have a controlling interest.  The portion of these entities not owned by the Company is presented as minority interest as of and during the periods presented.  All inter-entity transactions have been eliminated.

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

CENTRO NP LLC AND SUBSIDIARIES

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

Basis of Presentation

The consolidated financial statements of the Company have been prepared pursuant to the rules of the SEC and, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

Going Concern

There is substantial doubt about the Company’s ability to continue as a going concern given the Company’s liquidity is subject to, among other things, its ability to negotiate extensions of credit facilities; its reliance upon funding provided by an entity that it does not control; current prohibition upon its ability to incur further indebtedness and the existence of restrictions upon operations which increase the risk of default and cross-default of existing debt.  In addition, uncertainty also exists due to the liquidity issues currently experienced by the Company’s parent and the ultimate parent investors, Centro Properties Limited and Centro Property Trust.

The half yearly financial statements of the Company’s ultimate parents, Centro Properties Limited (“CPL”) and Centro Property Trust (“CPT”), which were filed with Australian regulatory bodies on February 26, 2009, identified material uncertainty (equivalent to substantial doubt) about those entities’ ability to continue as a going concern.

Management is working with both its lenders and the lenders of its affiliated entities, and also with management of the ultimate parent investors of the Company, to access a number of options that address the Company’s ongoing liquidity issues.  Factors that may impact this include the current and future condition of the credit market and the US retail real estate market.

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

Cash Equivalents

Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition.  At times, cash balances at a limited number of banks may exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.  As of March 31, 2009, the Company had not identified any specific counter-party credit risk in relation to its cash balances.

CENTRO NP LLC AND SUBSIDIARIES

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $16.5 million and $17.2 million as of March 31, 2009 and December 31, 2008, respectively.  The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

CENTRO NP LLC AND SUBSIDIARIES

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

In conducting an impairment analysis of the Company’s long-lived assets, management applied a probability weighting as to how long the assets would be held prior to disposal, as contemplated in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The probability weighting takes into consideration the likelihood of disposal of each asset.  During the three months ended March 31, 2009, due to deterioration of forecasted cash flows from operational issues (such as increased vacancies and tenant bankruptcies), over the estimated holding period five properties were identified as being impaired in accordance with SFAS No. 144.  For the three months ended March 31, 2009, the total impairment charge on all properties was $8.2 million.

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. As of March 31, 2009 the Company did not have any assets designated as held for sale. As of December 31, 2008, one property was classified as held for sale. This property was disposed of during the three month period ending March 31, 2009. Refer to Note 5 for further information.  Refer to Note 6 for further information on assets designated as held for sale.  For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.  During the three months ended March 31, 2009, management identified an other than temporary loss in value in one of its investments accounted for under the equity method, namely NP/ I&G Institutional Retail Company, LLC.  The other than temporary impairment charge for the three months ended March 31, 2009 was $2.6 million.  Management has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of each of the investments accounted for under the equity method.  The decrease in fair value of the underlying real estate has been caused by a weakening in the performance of the properties due to increased vacancies which has significantly reduced forecast cash flows for these properties.  See Note 8 for additional information.

CENTRO NP LLC AND SUBSIDIARIES

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

Balance at December 31, 2008	$2,985

Costs capitalized (1)	—
Amortization / write-offs	(875)

Balance at March 31, 2009	$2,110

(1) There were no capitalized leasing costs during the three months ended March 31, 2009 as all of the Company’s leasing services are provided by the Management Joint Venture, as discussed at Note 1.

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

In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company evaluates its investments in unconsolidated entities for impairment during each reporting period.  A series of operating losses of an investee or other factors may indicate that a decrease in the value of its investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.  As a result of this impairment analysis, impairments have been identified and recorded on one of the Company’s investments in / advances to unconsolidated ventures.  Further information relating to these impairments is provided at Note 8.

Intangible Assets

The Company’s intangible assets, other than those acquired in business combinations, include property management rights and an asset management fee stream.  These assets were initially measured based on their fair values and are being amortized on a straight-line basis over a period of 10 to 40 years.  These assets are stated at cost, net of accumulated amortization.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company undertook an impairment analysis of its intangible assets balance as of May 1, 2008 as part of its SFAS No. 142 impairment analysis over the Company’s goodwill prior to its distribution on May 1, 2008. Based on the analysis, it was determined that the Company’s property management rights and asset management fee stream were impaired.  Accordingly, an impairment loss of approximately $19.2 million was recorded against the Company’s intangible asset balance for the period ended June 30, 2008. No impairment charges were recorded for the three months ended March 31, 2009 in accordance with a review of the existence of impairment indicators in accordance with SFAS No. 144.

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  The Company does not qualify for hedge accounting under SFAS No. 133.  Accordingly, for all derivative instruments the changes in fair value of the derivative instrument is recorded in earnings.  During the three months ended March 31, 2009, the Company entered into five interest rate cap agreements over principal of $470.0 million of debt which expires on December 31, 2010.  The Company would receive a payout under the terms of the respective interest rate cap agreements if the one-month LIBOR rate exceeds 2.60%. During the three months ended March 31, 2009, the one-month LIBOR rate did not exceed the cap rate and therefore no payments were received.  Refer to further information provided at Note 11, which details required disclosure information in accordance with SFAS No. 161, Disclosures about derivative instruments and hedging activities -  an amendment to FASB Statement No. 133.

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.5 million as of March 31, 2009.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  The Company recognized approximately $0.3 million of lease termination fees for the three months ended March 31, 2009.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company has no material uncertain tax positions as of March 31, 2009.

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

CENTRO NP LLC AND SUBSIDIARIES

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

Application of New Accounting Standards

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. As of December 31, 2008, the Company did not hold any derivative financial instruments, however with new derivative financial instruments entered into during the three month period ending March 31, 2009, the Company has included additional disclosure to conform to the requirements of SFAS No. 161. Refer to Note 11.

Effective January 1, 2009, the Company adopted the provisions of SFAS 160, “Non-controlling Interest in Consolidated Financial Statements”, (“SFAS No. 160”) which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as non-controlling interests) in a subsidiary and the deconsolidation of a subsidiary. As a result of the Company’s adoption, amounts previously reported as minority interests in joint ventures on our balance sheets are now presented as non-controlling interests in other partnerships within equity. Also effective with the adoption of SFAS No. 160, previously recorded minority interests have been recharacterized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as non-controlling interest and placed above net loss attributable to the Company.  Refer to discussion at Note 12 in relation to that component of non-controlling interests in consolidated partnership that continued to be classified as part of the mezzanine equity.  There has been no change in the measurement of the non-controlling interests line item from amounts previously reported.  Note 12 also provides a reconciliation of the ending redeemable non-controlling interests in consolidated partnerships.  There has been no change in the measurement of this line item from previously reported amounts.  The revised presentation and measurement required by SFAS 160 has been adopted retrospectively.

Effective January 1, 2009, the Company adopted the provisions of FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. Adoption of this provision did not have a significant impact on our results of operations of financial position.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141 (R)-1”). FSP FAS 141(R)-1 amends the provisions in FASB Statement No. 141R, Business Combinations, for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 eliminates the distinction between contractual and noncontractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in FASB Statement No. 141 for acquired contingencies. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This is the same effective date as Statement 141R.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) which amends existing guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased or when transactions related to such assets and liabilities are not orderly. In the event of a significant decrease in the volume or level of activity or transactions that are not orderly, further analysis of the transactions or quoted market prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 to be applied prospectively. The Company is evaluating the impact upon adoption of this pronouncement, if any.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) which will amend FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations to modify existing guidance on determining whether an impairment is other-than-temporary for investments in debt securities. Additionally, the FSP amends the other than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing guidance related to other than temporary impairments of equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the impact upon adoption of this pronouncement, if any.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require additional disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This is effective for interim reporting periods ending after June 15, 2009. The Company is evaluating the impact upon adoption of this pronouncement, if any.

It has been determined that any recently issued accounting standards or pronouncements not mentioned in the note have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

Note 5:           Dispositions

During the three months ended March 31, 2009, the Company sold one shopping center for aggregate gross proceeds of approximately $6.4 million.  In connection with the sale of this property, and in accordance with SFAS No. 144 (Note 3), the Company recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 7).

During the year ended December 31, 2008, the Company sold 28 shopping centers and three land parcels for aggregate gross proceeds of approximately $106.3 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 7).

Note 6:           Real Estate Held for Sale

As of March 31, 2009, no real estate was classified as “Real estate held for sale.”

As of December 31, 2008, one shopping center was classified as “Real estate held for sale.”  Such shopping center had an aggregate net realizable value of approximately $5.0 million as of December 31, 2008. This shopping

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

center was disposed of during the three month period ending March 31, 2009. Refer to Note 7 for the recorded gain on this disposal.

Note 7:           Loss from Discontinued Operations

The following is a summary of loss from discontinued operations for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Total revenue	$(163)	$4,514

Operating costs	(26)	(1,176)
Real estate taxes	(16)	(645)
Depreciation and amortization	—	(1,760)
Provision for doubtful accounts	(582)	(138)
Total operating costs	(624)	(3,719)

(Loss) income from discontinued operations before other income and expenses and gain (loss) on sale of real estate	(787)	795
Other income (expenses)	5	(345)
(Loss) income from discontinued operations before gain (loss) on sale of real estate	(782)	450

Gain (loss) on sale of real estate	133	(1,122)
Loss from discontinued operations	$(649)	$(672)

Note 8:           Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2009 and December 31, 2008, respectively (dollars in thousands).  The Company accounts for these investments using the equity method.

					Investments in/Advances to
					Unconsolidated Ventures
				Percent	March 31,	December 31,
	City	State	JV Partner	Ownership	2009	2008
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$8,365	$8,322

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	4,027	4,146

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,419	1,401

Centro NP Residual Holding LLC	Various	Various	Super LLC	49%	724,691	570,494

Centro GA America LLC	Various	Various	Centro Shopping America Trust	5%	29,074	29,679

NP/I&G Institutional Retail Company, LLC (3)	Various	Various	JPMorgan Investment Management, Inc.	20%	27,403	32,974

NP/I&G Institutional Retail Company II, LLC (4)	Various	Various	JPMorgan Investment Management, Inc.	20%	10,907	11,006

NPK Redevelopment I, LLC (5)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	11,519	11,516

NP/SSP Baybrook, LLC (5)	Webster	TX	JPMorgan Investment Management, Inc.	20%	1,897	2,454

Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	1,069	1,070

	Investments in/Advances to Unconsolidated Ventures				$820,371	$673,062

CENTRO NP LLC AND SUBSIDIARIES

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

(5)           The Company receives increasing participation after a 10% return.

(6)           The Company receives increasing participation after a 13% IRR.

Combined summary financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

Condensed Combined Balance Sheets	March 31, 2009	December 31, 2008
Assets:
Real estate assets	$5,416,303	$5,123,998
Accumulated depreciation	(393,751)	(361,524)
Net real estate	5,022,552	4,762,474
Trade receivables, net of allowance for doubtful accounts	58,835	51,859
Other assets, net of accumulated amortization	611,579	569,034
Total Assets	$5,692,966	$5,383,367

Liabilities:
Mortgages payable, net of unamortized premium	$2,027,214	$2,194,479
Term Loan	992,362	829,000
Amounts payable to the Company	2,850	3,625
Other liabilities	313,756	275,727
Total liabilities	3,336,182	3,302,831
Total partners’ capital	2,356,784	2,080,536
Total liabilities and partners’ capital	$5,692,966	$5,383,367

Investments in/advances to unconsolidated ventures	$820,371	$673,062

	Three Months Ended March 31,
	2009	2008
Condensed Combined Statements of Operations
Rental revenues	$150,954	$96,537
Operating expenses	(49,158)	(29,543)
Interest expense	(39,996)	(35,676)
Depreciation and amortization	(58,785)	(32,488)
Other (expense) income, net	(2,749)	22,465
Gain on sale of real estate	—	168
Impairment of real estate assets	(11,723)	—
(Loss)/gain from discontinued operations	(3,899)	1,439
Net (loss) income	$(15,356)	$22,902

Company’s share of net (loss)	$(1,853)	$(1,723)

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of March 31, 2009:

•      Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $46.0 million as of March 31, 2009.

An impairment charge of $6.0 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the further decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

•      BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2009.

•      BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2009.

•      Centro NP Residual Holding LLC.  In August 2007, the Company formed a joint venture with Super LLC, the Company’s sole and managing member (“Super LLC”).  In connection with the formation of the joint venture and with subsequent contributions, the Company has contributed 49% of its interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to this joint venture. The Company distributed the remaining 51% of its interest in the transferred entities to its parent, Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, the Company owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to this joint venture. Immediately following such contribution, Super LLC contributed a percentage of membership interests in the joint venture such that the Company continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture.  In January 2009, the Company contributed 49% of its interest in certain additional subsidiaries, owning 48 real properties with an approximate value of $513.4 million, to this joint venture.  The Company distributed the remaining 51% of its interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The joint venture owned 161 stabilized retail properties as of March 31, 2009.  Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture.  The joint venture had loans outstanding of approximately $1.5 billion as of March 31, 2009.

An impairment charge of $42.8 million was recorded on the Company’s investment in this joint venture, was incurred during the year ended December 31, 2008. No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 and also unfavorable movements in the fair valuation of debt held by the joint venture was the driver for the impairment in the 2008 financial year.  The main driver to the unfavorable movement in the fair value of debt has been the significant decrease in risk free rates during the three months ended December 31, 2008.

•      Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of March 31, 2009, this joint venture was comprised of 111 stabilized retail properties, four retail properties under redevelopment and one new development property, and had loans outstanding of approximately $1.1 billion.

An impairment charge of $11.1 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008. No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.   In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

•      NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned eight stabilized retail properties and one retail property under redevelopment as of March 31, 2009.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture from $30.0 million to $31.9 million, of which approximately $28.2 million had been contributed as of March 31, 2009.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $211.6 million as of March 31, 2009.

An impairment charge of $0.2 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  An impairment charge of $2.6 million was recorded on the Company’s investment in this joint venture during the three months ended March 31, 2009.  In

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver. The further decline in fair value of the real estate caused by a decrease in forecasted cash flows as a result of operational issues (such as increased vacancies) is the driver for the impairment during the three month period ending March 31, 2009.

•      NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of March 31, 2009, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of March 31, 2009, the joint venture owned three stabilized retail properties.  The joint venture had loans outstanding of approximately $46.7 million as of March 31, 2009.

An impairment charge of $2.9 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008. No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.   In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

•      NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of March 31, 2009.  After the Company’s contribution of the total committed amount, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture; during the year ended December 31, 2008, the Company contributed $1.1 million which entitled 10% per annum preferred return compounded monthly.  The Company does not expect that any additional, significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2009.

An impairment charge of $0.2 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008. No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

•      NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41 million as of March 31, 2009.

An impairment charge of $0.1 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008. No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.   In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

•      Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $65.8 million as of March 31, 2009.

An impairment charge of $0.5 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  No further impairment of the Company’s investment in this joint venture was recorded for the three month period ended March 31, 2009.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

Note 9:           Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	March 31, 2009	December 31, 2008	Amortization Period

In-place lease value, legal fees and leasing commissions, net (Note 3)	$243,947	$324,557	Life of lease
Above market leases acquired, net (Note 3)	7,062	9,885	Life of lease
Value of asset management fee stream, net (Note 3)	23,276	23,433	40 years
Value of property management rights, net (Note 3)	101,373	103,335	20 years
Total	$375,658	$461,210

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Amortization Expense	$17,258	$32,829
Write-offs (1)	6,084	—

(1) Write-offs relate to tenants that have terminated their leases prior to lease maturity.

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2009 (remaining nine months)	$45,389
2010	48,397
2011	41,034
2012	34,961
2013	29,713

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10:         Debt Obligations

As of March 31, 2009 and December 31, 2008, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

	Maximum	Carrying Value as of		Stated		Scheduled
	Amount Available	March 31, 2009	December 31, 2008	Interest Rates		Maturity Date

CREDIT AGREEMENTS
Amended July 2007 Revolving Facility (1)	$—	$306,500	$306,500	LIBOR+ 175 bp	(2)(3)(4)	December 2010
Secured Term Loans(11)	—	163,700	173,084	Variable	(5)	2010 (6)
Total Credit Agreements	$—	$470,200	$479,584

MORTGAGES PAYABLE
Fixed Rate Mortgages		$386,164	$392,273	5.015% - 12.5%		2009 – 2028
Variable Rate Mortgages		8,010	8,156	Variable	(7)	2009 – 2011
Total Mortgages (8)		394,174	400,429
Net unamortized premium		7,813	8,434
Total Mortgages, net		$401,987	$408,863

NOTES PAYABLE
7.40% unsecured notes (10)		$150,000	$150,000	7.400%		September 2009
3.75% unsecured notes (9)		217	217	3.750%		June 2010
4.50% unsecured notes		150,000	150,000	4.500%		February 2011
5.13% unsecured notes		125,000	125,000	5.125%		September 2012
5.50% unsecured notes		50,000	50,000	5.500%		November 2013
5.30% unsecured notes		100,000	100,000	5.300%		January 2015
5.25% unsecured notes		125,000	125,000	5.250%		September 2015
7.97% unsecured notes		10,000	10,000	7.970%		August 2026
7.65% unsecured notes		25,000	25,000	7.650%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
7.68% unsecured notes		10,000	10,000	7.680%		November 2026
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
6.90% unsecured notes		25,000	25,000	6.900%		February 2028
7.50% unsecured notes		25,000	25,000	7.500%		July 2029
Total Notes		830,217	830,217
Net unamortized premium		25,763	26,704
Total Notes, net		$855,980	$856,921

CAPITAL LEASES		$30,104	$30,266	7.500%		June 2031

TOTAL DEBT		$1,758,271	$1,775,634

(1)     On July 31, 2007, the Company entered into a $350.0 million unsecured revolving credit facility (as amended, the “Amended July 2007 Facility”) with Bank of America, N.A., as administrative agent.  On January 15, 2009, the Company entered into a supplement to the Amended July 2007 Revolving Facility (the “Supplement to the Amended July 2007 Facility”) modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by the Company with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and December 15, 2008.

(2)     The Company incurs interest using the 30-day LIBOR rate which was 0.50063% as of March 31, 2009.  The interest rate on this facility adjusts based on the Company’s credit rating.

(3)     The Company also incurs an annual facility fee of 22.5 basis points on this facility.

(4)     The default interest rate accrues from January 15, 2009, at LIBOR or the Prime Rate plus 11.25%. The default interest rate is applicable upon the event of default. No such event of default occurred to cause the payment of the additional default interest rate during the three months ending March 31, 2009.

(5)     As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 0.50063% as of March 31, 2009,

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus spreads ranging from 135 to 175 basis points.

(6)     $118.0 million of secured term loans had their debt maturities extended until December 31, 2008 (see below under Extension and Payment of Secured Tem Loan Payments).  The remaining balance of $55.0 million matures on December 1, 2010.

(7)     As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 0.50063% as of March 31, 2009, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.39% as of March 31, 2009, plus spreads ranging from 12.5 to 37.5 basis points.

(8)     An aggregate of $55.3 million of mortgages payable is scheduled to mature during the remaining nine months of 2009, consisting of maturities and scheduled mortgage amortization payments.

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

(10)   Refer below to Tender Offer for information relative to Tender Offer made by the Company on these unsecured notes.

(11)   Certain assets of the Residual Joint Venture, specifically those contributed by the Company on January 15, 2009 are provided as collateral for this debt.

On January 15, 2009, the Company entered into a supplement to the Amended July 2007 Revolving Facility (the “Supplement to the Amended July 2007 Facility”) modifying certain terms and conditions of the $350.0 million unsecured revolving credit facility the Company entered into on July 31, 2007, with Bank of America N.A., as administrative agent (as amended, the “Amended July 2007 Facility”), and superseding the terms and conditions set forth in letter agreements entered into by the Company with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and December 15, 2008.  Following the Supplement to the Amended July 2007 Facility, the Amended July 2007 Facility has a maturity date of December 31, 2010.  As of January 15, 2009, the Company had an aggregate of $306.5 million borrowing outstanding under the Amended July 2007 Facility.  Borrowings under the Amended July 2007 Facility bear interest at a rate per annum equal to, at our option, the prime rate or LIBOR plus an applicable margin of 1.75%.  Interest on the outstanding balance that accrued during the period from December 16, 2007 through February 14, 2008 accrued at a rate equal to LIBOR or the prime rate plus 1.75% less the applicable margin in effect immediately prior to the amendment entered into on February 14, 2008.

In addition to the interest that accrues and is paid currently, upon the occurrence of an event of default, additional interest would accrue from May 7, 2008 to January 15, 2009 at a rate of 5.5%, thereby increasing the total interest rate to LIBOR or the prime rate plus 7.25% for that period.  This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility.  For illustrative purposes only, if such event of default had arisen as of March 31, 2009, total additional interest to be accrued would be approximately $11.6 million.  No such event of default has occurred, therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%.

Additionally, post January 15, 2009, if an event of default occurs and is continuing, interest on the balance accrues at a rate equal to LIBOR or the prime rate plus 11.25% (an increase of 4% from the previous default rate).  The new default interest rate provided under the Amended July 2007 Facility is applicable from the date of such event of default.  No further borrowings under the Amended July 2007 Facility are permitted and any amounts repaid or prepaid prior to the maturity date may not be reborrowed.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the Company manage at least 90% of its properties was revised to permit the Management Joint Venture or one of its indirect or direct subsidiaries to also act as manager of such properties.

CPT Manager Limited, as a responsible entity of the CPT and CPL agreed under the Supplement to the Amended July 2007 Facility to take and avoid taking certain actions with respect to the Company, such as (i) entering into any agreement that limits the Company’s flexibility, or grants lender consent rights, with respect to the sale of the Company’s assets, (ii) obtaining guaranties from the Company with respect to parent debt, (iii) pledging any of the Company’s assets in favor of their creditors, (iv) permitting the Company to transfer assets to CPT and CPL, or giving guaranties for their debt.  A breach of such covenants was made an event of default under the Supplement to the Amended July 2007 Facility.  The Supplement to the Amended July 2007 Facility also releases the parent Company guaranty under that certain Guaranty Agreement, dated July 31, 2007, by and among CPT and CPL as guarantors in favor of Bank of America, N.A., as administrative agent.

As part of the Supplement to the Amended July 2007 Facility, which was executed on January 15, 2009, the Company agreed to put in place an interest rate cap with respect to the debt under the Amended July 2007 Facility.  The strike rate of the interest rate cap is 2.6%.

The Amended July 2007 Facility contains various representations, warranties and covenants customary for financings of this type, including, among others, mandatory prepayment upon the occurrence of certain events. Under the Amended July 2007 Facility, the Company is also subject to compliance with certain covenants substantially similar to those contained in the Indentures.  These covenants include: (i) total debt to total adjusted assets of no more than 65%; (ii) total secured debt to total adjusted assets of no more than 40%; (iii) unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of the Company’s outstanding unsecured debt and that of the Company’s subsidiaries; and (iv) consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

The Amended July 2007 Facility contains customary defaults, including, among others:  the nonpayment of interest or principal of any loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants under any loan document, including the Supplement to the Amended July 2007 Facility; bankruptcy or insolvency; certain judgments and decrees; change of control; defaults under the Super Bridge Loan, Residual Credit Facility and Amended and Restated Preston Ridge Facility; and defaults under any existing credit facility of certain of the Company’s affiliates in excess of $10 million.

Amounts outstanding under the Amended July 2007 Facility are guaranteed pursuant to an Amended and Restated Guaranty Agreement dated July 31, 2007, by and among certain of the Company’s subsidiaries, as guarantors in favor of the administrative agent and the Guaranty, dated as of March 28, 2008, from certain subsidiaries of Centro NP Residual Holding LLC in favor of the administrative agent.

In connection with the Mergers, the Company, New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture) and the Trustee entered into the Supplemental Indentures, each dated as of April 20, 2007, to the Indentures, by and between New Plan and the Trustee.  The Supplemental Indentures each provided for the assumption by the Company of all of the obligations of New Plan with respect to the following debt securities that are outstanding under each of the Indentures, effective upon consummation of the Merger (collectively, the “Notes”):

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

The Company, as the successor obligor on the Notes, intends to continue to file with the SEC any annual reports, quarterly reports and other documents that it is required to file with the SEC to the extent required under the Indentures governing the Notes.

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

As of March 31, 2009, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

As of March 31, 2009, future expected/scheduled maturities of outstanding debt and capital lease obligations were as follows (in thousands):

2009 (remaining nine months)	$205,870
2010	543,955
2011	181,606
2012	158,870
2013	112,501
Thereafter	521,893
Total debt maturities	1,724,695

Net unamortized premiums on mortgages	7,813
Net unamortized premiums on notes	25,763

Total debt obligations	$1,758,271

As of December 31, 2008, the Company reported a total of $218.0 million of debt as maturing in the 2009 financial year.  As shown above, as of March 31, 2009, the expected maturity of debt during 2009 has decreased to $205.9 million (a decrease of $12.1 million).  This decrease is attributable mainly to the $9.4 million repayment of secured term loans (refer to discussion below under Extension and Payment of Certain Secured Term Loan Payments).

Tender Offer

On April 8, 2009, the Company completed a cash tender offer (the “Tender Offer”) pursuant to which the

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company purchased 81.06% of its outstanding 7.40% Senior Notes due September 2009 (the “2009 Notes”) for an aggregate principal amount of $121.6 million.  The outstanding principal on the 2009 Notes was $150.0 million as of March 31, 2009.  Holders who validly tendered and did not validly withdraw their 2009 Notes on or prior to 5:00 p.m., New York City time, on Friday, April 3, 2009 (the “Expiration Date”) were eligible to receive $930.00 per $1,000 principal amount of 2009 Notes (the “Tender Consideration”).  The deadline for the Tender Offer was initially set to expire on Monday, March 23, 2009, but was subsequently extended to the Expiration Date.  Holders of 2009 Notes who validly tendered, and did not validly withdraw, their 2009 Notes before the Expiration Date also received accrued and unpaid interest on their 2009 Notes purchased pursuant to the Tender Offer from the last interest payment date to, but not including the payment date for the 2009 Notes purchased in the Tender Offer, which occurred on April 8, 2009.  The 2009 Notes purchased pursuant to the Tender Offer were cancelled and retired.  Proceeds from a distribution from the Residual Joint Venture (as described below) and an equity contribution from Super LLC funded from the Residual Credit Facility (as defined and described below) were used to pay the bondholders under the Tender Offer.

Residual Credit Facility

On January 15, 2009, certain subsidiaries of Centro NP Residual Holding LLC (the “Residual Joint Venture”), entered into a credit facility (the “Residual Credit Facility”) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which they may borrow up to $370.0 million.  The Residual Credit Facility is collateralized by properties that were contributed by the Company and now owned by the borrowers under the Residual Credit Facility and certain other subsidiaries of the Residual Joint Venture and has a maturity date of December 31, 2010. The Residual Credit Facility is guaranteed by Super LLC, the Residual Joint Venture and Centro NP Residual Holding Sub 1, LLC, a subsidiary of the Residual Joint Venture and the 100% owner of each of the borrowers under the Residual Credit Facility.  An initial draw on the Residual Credit Facility in the amount of approximately $150.0 million was used for the repayment of a portion of the Super Bridge Loan (as described below), the payment of the DownREIT Partnership Redemption Obligation (as defined and described in Note 12) and the payment of the Secured Term Loan Payments (as described below).  The remaining proceeds of the Residual Credit Facility may be used for development and redevelopment of certain properties, the payment of certain maturing debt and general corporate cash needs.  However, the Company does not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or to distribute the proceeds therefrom.  The Amended July 2007 Facility will cross-default upon any default of the Residual Credit Facility.

Extension of Super Bridge Loan

On January 15, 2009, Super LLC entered into a second amended and restated loan agreement with JPMorgan Chase Bank, N.A., as administrative agent, with an approximate outstanding balance of $1.9 billion (the “Super Bridge Loan”).  Proceeds from distributions from the Residual Joint Venture (as described above) that were funded with borrowings from the Residual Credit Facility were used to repay $133.5 million of the outstanding balance leaving an approximate outstanding balance of $1.75 billion.  The maturity date has been extended to December 31, 2010 and the applicable margin of 1.75% remains unchanged from the previously negotiated applicable margin under the Prior Super Bridge Loan.  The Company is not an obligor under the Super Bridge Loan but the Amended July 2007 Facility will cross-default upon any default of the Super Bridge Loan.

Preston Ridge Facility

BPR Shopping Center, LLC (“BPR LLC”) is a subsidiary of the Residual Joint Venture.  On January 15, 2009, BPR LLC entered into an amended and restated loan agreement (the “Amended and Restated Preston Ridge Facility”) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, which amended and restated the $105.0 million credit facility entered into by BPR LLC on February 14, 2008, with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto.  The Amended and Restated Preston Ridge Facility, among other things, extended the maturity date to December 31, 2010.  The applicable margin under the Amended and Restated Preston Ridge Facility remained unchanged.  The Amended and Restated Preston Ridge Facility has an outstanding balance of $105.0 million and no additional amounts may be drawn.  The

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended July 2007 Facility will cross-default upon any default of the Amended and Restated Preston Ridge Facility.

Cross-defaulting of Debt

The Amended and Restated Preston Ridge Facility and Residual Credit Facility of the Residual Joint Venture, and the Super Bridge Loan of Super LLC are cross-defaulted with the Amended July 2007 Facility.

An Event-of-Default under the Indentures will trigger an event-of-default of all debt arrangements mentioned directly above.  An event of default on any of the Company’s debt will result in acceleration of the repayment of the Indentures.  There have been no instances of default of debt obligations where cross-default provisions exist with certain debt obligations.

Prohibition on Incurring Additional Indebtedness

Due to certain covenants and restrictions contained in certain of the Company’s debt agreements, the Company is currently prohibited from incurring additional indebtedness.

Collateralization of Super Bridge Loan Debt

It should be noted that as of March 31, 2009 and since April 20, 2007, the Super Bridge Loan (totaling $1.8 billion) as of March 31, 2009 of the Company’s parent, Super LLC is collateralized by its 100% membership interest in the Company.  It is also collateralized by certain assets held by the Residual Joint Venture.

Extension and Payment of Certain Secured Term Loan Payments

Secured term loan payments in the aggregate amount of $9.4 million were due to be paid on November 6, 2008, by CA New Plan Venture Fund, LLC, CA New Plan Venture Fund Texas I, L.P., CA New Plan Acquisition Fund, LLC, CA New Plan Acquisition Fund Louisiana, LLC, CA New Plan Venture Direct Investment Fund, LLC and CA New Plan DIF Texas I, L.P. (collectively, the “CA New Plan Entities”) in connection with three loan agreements entered into in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007.  The CA New Plan Entities entered into amendments on November 5, 2008, December 15, 2008, and January 15, 2009 to their respective loan agreements with Bank of America, N.A. (“Bank of America”), the lender under such loans, extending the payment dates for the $9.4 million due from November 6, 2008 to within five business days of January 15, 2009 in order to permit the Company and Bank of America to discuss global resolutions of such debt together with the other Bank of America debt that came due on January 15, 2009.  Proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility were used to pay the secured term loan payments on January 23, 2009.  The amendments also extended the maturity dates of the three loan agreements totaling $118 million to December 31, 2010.

Certain Lockboxes Controlled by Lenders

In the instance of mortgage loans totaling $144.8 million, the Company is required to maintain lock-boxes for receipt of all revenue relating to the properties in which the mortgages are collateralized over.  These lock-boxes are controlled by the respective lenders.  The Company was required to submit to the lender a budget of operating expenditures which was approved by each of the respective lenders.  Each month, the Company is entitled to request funds from the lock-boxes in accordance with the approved budgeted operating expenditures.  All additional revenue, after payment of interest, required principal repayment and maintenance of insurance and real estate tax escrows is taken as a reduction to the mortgage principal balance.  The additional revenue received into the lock-boxes is not available to the Company.

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

Use of Derivative Financial Instruments

The Company’s use of derivative instruments is, and was, primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes.  The principal objective of such arrangements is to manage the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.  The counterparties to these arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties.  However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due.  The Company does not use derivative instruments to hedge credit/market risk.

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

During the three months ended March 31, 2009, the Company entered into five interest rate cap agreements on $470 million of debt expiring on December 31, 2010.  The Company would receive a payout under the terms of the cap if the one-month LIBOR rate exceeds 2.60%. The objective for holding these derivative financial instruments is to provide protection against an increase in LIBOR rates. It is also noted that the Company entered into these interest rate cap agreements as a requirement of the Company’s lender in extending certain debt through December 31, 2010.  During the three months ended March 31, 2009, the one-month LIBOR rate did not exceed the cap rate and therefore no payments were received. The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2009 (dollars in thousands). The notional amounts at March 31, 2009 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest or market risks:

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Interest Rate Cap	Interest Rate	$62,862	2.60%	12/31/2010	$25
Interest Rate Cap	Interest Rate	13,014	2.60%	12/31/2010	5
Interest Rate Cap	Interest Rate	32,824	2.60%	12/31/2010	13
Interest Rate Cap	Interest Rate	306,500	2.60%	12/31/2010	122
Interest Rate Cap	Interest Rate	55,000	2.60%	12/31/2010	22
Total		$470,200			$187

Derivative financial instruments are included in Other Assets in the face of the balance sheet. The cost to acquire these derivative financial instruments was approximately $1.4 million. The difference between the purchase

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price of these derivative financial instruments and fair value at March 31, 2009 is included in the income statement.

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

Risks Associated with Liquidity Position

The Company presently has $306.5 million of debt under its Amended July 2007 Facility which is scheduled to mature on December 31, 2010.  During the remaining nine months of 2009, the Company has an aggregate of $180.0 million of mortgage debt, notes payable and credit facilities scheduled to mature plus $25.3 million of scheduled mortgage amortization payments.  The $180 million of debt maturities includes $150 million in unsecured notes payable that were subject to a tender offer. Refer to discussion above under Tender Offer. An event of default caused by the non-payment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan and the Residual Credit Facility. Refer to the discussion above about the cross-defaulting of debt arrangements.

In addition, covenants contained in certain of the Company’s indebtedness significantly constrain the Company’s ability to incur additional debt in the short-term. In connection with the Supplement to the Amended July 2007 Facility, the Company is no longer permitted to make draws under the Amended July 2007 Facility, and is limited to financing any development costs from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds.  However, given that the Company does not control the Residual Joint Venture, such funding to fulfill liquidity needs cannot be guaranteed.

The Company’s ultimate parent investors (CPT and CPL) are also dealing with significant liquidity/refinancing issues.  Due to the financial constraints of the Company’s ultimate parent investors, it is unlikely that they will be able to make additional equity contributions to alleviate the Company’s short-term liquidity issues.

Note 12:         Non-Controlling Interests in Consolidated Partnerships

The main component of non-controlling interests in consolidated partnerships and joint ventures pertain to the preferred unitholders in the DownREIT partnership. In accordance with the guidance provided in EITF D-98, this component of non-controlling interests in consolidated partnerships is required to be classified as mezzanine equity.  Such classification is required given the preferred unitholders to redeem their units at anytime for cash.  Refer to discussion further below.  In 1995, the DownREIT Partnership, a consolidated entity, was formed to own certain real estate properties. A wholly owned subsidiary of the Company is the sole general partner of the DownREIT Partnership and is entitled to receive 99% of all net income and gains before depreciation, if any, after the limited partners receive their preferred cash and gain allocations.  Properties have been contributed to the DownREIT Partnership in exchange for cash, the assumption of mortgage indebtedness and limited partnership units (which may be redeemed at stipulated prices for cash).

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

CENTRO NP LLC AND SUBSIDIARIES

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

The DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) in June 2008 with twelve limited partners with respect to the redemption of each limited partner’s outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the “DownREIT Partnership Redemption Obligation”).  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its then outstanding remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009.  Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units.  Such units were redeemed in exchange for the fee interest in a property.  As of March 31, 2009, no other limited partners with Class A Preferred Units have made a redemption election.  Such redemption election may be made at any time and the Company is required to make such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

On January 15, 2009, the Company paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility.  As of December 31, 2008, the DownREIT Partnership Redemption Obligation is shown as a liability of “Redemption Rights” in the Consolidated Balance Sheet.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units.  As of December 31, 2008, 283,127 units had been redeemed by holders which were yet to be paid.  Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units were classified as a liability as of December 31, 2008 and are referred to above as the DownREIT Partnership Redemption Obligation.

DownREIT Partnership unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2008	1,023,486
Issued	—
Redeemed	(283,127)

Outstanding at March 31, 2009	740,359

The changes in redeemable non-controlling interests for the year ended December 31, 2008 and the three months ended March 31, 2009 and March 31, 2008 are shown below (in thousands):

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2009	Year Ended December 31, 2008		Three Months Ended March 31, 2008
Balance at beginning of period:	$25,051	$83,214		$83,214
Distributions to non-controlling interests	(877)	(3,288)		(1,292)
Redemptions of non-controlling interests	—	(59,329	)(1)	—
Net loss	368	4,454		1,586
Ending Balance	$24,542	$25,051		$83,508

(1) As of December 31, 2008, $9.4 million of DownREIT Partnership Redemption Obligation remained unpaid and were accounted for as liabilities in accordance with SFAS No. 150.

Note 13:        Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.3 million as of March 31, 2009.  Given the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 8 above, the Company also had the following contractual obligations as of March 31, 2009, none of which the Company believes will have a material adverse affect on the Company’s operations:

•      Letters of Credit. The Company has arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2009, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million.  The expiration of these letters of credit may be automatically extended pursuant to the terms of the amended July 2007 facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

•      Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans, the Company could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2009, the Company had mortgage loans and secured term loans outstanding of approximately $557.9 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans outstanding of approximately $3.0 billion. In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

•      Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2009 (remaining nine months)	$638
2010	852
2011	857
2012	890
2013	894
Thereafter	14,364

•      Redemption Rights.  The DownREIT Partnership entered into the ERP Redemption Agreements in June 2008 with twelve limited partners with respect to the redemption of each limited partner’s outstanding Class A Preferred Units for an aggregate amount of $44.9 million, of which $9.4 million remained outstanding as of December 31, 2008 (the “DownREIT Partnership Redemption Obligation”).  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009.  Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units.  Such units were redeemed in exchange for the fee interest in a property.  As of March 31, 2009, no other limited partners with Class A Preferred Units have made a redemption election.  Such redemption election may be made at any time and the Company is required to make such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

On January 15, 2009, the Company paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility.  As of December 31, 2008, the DownREIT Partnership Redemption Obligation is shown as a liability of “Redemption Rights” in the balance sheet.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires that DownREIT Partnership Class A Preferred Units that became mandatorily redeemable by the Company pursuant to the terms of the DownREIT Partnership Agreement, should be classified as a liability in the consolidated financial statements.  DownREIT Partnership Class A Preferred Units become mandatorily redeemable when the holder elects to redeem the units.  As of December 31, 2008, 283,127 units had been redeemed by holders which were yet to be paid.  Accordingly, $9.4 million of the total redemption amount payable relating to the DownREIT Partnership Class A Preferred Units were classified as a liability as of December 31, 2008 and are referred to above as the DownREIT Partnership Obligation.

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

CENTRO NP LLC AND SUBSIDIARIES

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

Note 14:         Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2009	2008

Comprehensive loss	$(16,240)	$(6,812)

As of March 31, 2009, the primary component of comprehensive loss was net loss. As of December 31, 2008, accumulated other comprehensive loss reflected in the Company’s member’s capital on the Consolidated Balance Sheets was comprised of realized/unrealized gain (loss) on available-for-sale securities of $0.1 million.

Note 15:         Related Parties

The Company received a REIT Management fee from affiliates of its parent company, Super LLC, which was calculated on assets managed by the Company.  With the distribution discussed at Note 1, the Company ceased charging these fees on May 1, 2008.  The Company generated REIT Management fees of approximately $2.5 million for the three months ended March 31, 2008.

After May 1, 2008, the Company pays subcontract fees for management services provided by the Company Management Joint Venture, which is calculated on costs incurred to manage properties by the Company Management Joint Venture plus 50 basis points.  For the three months ended March 31, 2009, the Company incurred approximately $1.7 million in subcontract fees, which remained unpaid as of such date.  During the three months ended March 31, 2009, the Company also incurred leasing fees and property management fees of $0.8 million and $3.0 million, respectively, for services provided by the Company Management Joint Venture in accordance with the Distribution Agreement as discussed in Note 1.  These fees were paid in full by the Company as of March 31, 2009.

The Company also derives fee income from services provided to certain of its joint ventures and other managed properties.  For the three months ended March 31, 2009, the Company generated approximately $4.3 million in fee income.  As of March 31, 2009 and December 31, 2008, the Company had approximately $8.9 million of fee income receivable.

As of March 31, 2009, amounts due to affiliates of the Company were $11.8 million, and were included in Other Liabilities. There were no interest expenses on the amounts due.  As of December 31, 2008, amounts due from affiliates of the Company were $5.2 million and were included in Other Assets. There was no interest income on the amounts due.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16:         Fair Value

Effective January 1, 2008, the Company partially adopted SFAS No. 157,  which provides a framework for measuring fair value under GAAP. The Company has not elected to apply SFAS No. 159 and fair value any of the eligible financial assets and liabilities permitted under SFAS No. 159. The only financial assets recorded at fair value as of March 31, 2009 are those required to be fair valued under other accounting standards.

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

Level 1 — Level 1 assets and liabilities include entity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.  Level 2 assets are derivative instruments for which the fair value is estimated based on valuations obtained from third party pricing services for identical or comparable assets.

Level 3 — Unobservable inputs that are supported by little or no market activity.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, for which the determination of fair value requires significant management judgment or estimation.

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Marketable Securities

The fair value of marketable securities is the market value based on both quoted market prices and other valuations.

Derivative Financial Instruments

The fair value of the derivative instruments, which are classified as Other Assets on the Consolidated Balance Sheet, are derived using mid-market discount curves obtained from independent sources within the industry.

Assets measured at fair value on a recurring basis, as required by accounting standards other than SFAS No. 159, are summarized below (dollars in thousands):

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring
	Fair Value Measurements Using			Assets/(Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

Marketable securities	$221	$9,612	$—	$9,833
Derivative Financial Instruments	—	187	—	187

The following table shows those financial assets measured at fair value on a non-recurring basis as of March 31, 2009:

	Non-recurring			Assets/(Liabilities) at Adjusted Carrying
	Fair Value Measurements Using			Amount (Based on
	Level 1	Level 2	Level 3	Fair Value

Impaired investments accounted for under the equity method	$—	$—	$27,403	$27,403
Impaired real estate	—	—	39,630	39,630

The investment accounted for under the equity method that has been impaired at March 31, 2009 is NP/ I&G Institutional Retail Company, LLC. The fair value was estimated based upon management’s valuation of the underlying real estate assets and debt of the investment. These real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers.

The fair value of fixed rate debt held by the investments accounted for under the equity method was completed using an estimated market interest rate spread above the risk-free rate of 4.00%.  Management believes this market interest rate spread is representative of debt that would currently be available to the entities.

The real estate that has been impaired pertains to five properties. The Company identified that these assets have been impaired under SFAS No. 144 due to deterioration in forecast cash flows as a result of weakening performance during the three months ending March 31, 2009, therefore recorded at fair value as of March 31, 2009.  These real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers. This approach requires the Company to make significant judgments in respect to market capitalization rates and amounts of estimated future cash flows.

The inputs into this valuation are considered level 3 inputs in accordance with SFAS No. 157.

Note 17:         Subsequent Events

New Chief Financial Officer

On April 30, 2009, John Braddon resigned from his positions as Chief Financial Officer and Executive Vice President of the Company.  We have appointed Tiffanie Fisher, age 41, to fill Mr. Braddon’s previous positions as the Company’s Chief Financial Officer and Executive Vice President, effective April 30, 2009.  From December 2004 to March 2009, Ms. Fisher worked for Morgan Stanley Real Estate in its London office, most recently as Executive Director having held multiple roles.  During that time, Ms. Fisher was specifically the Chief Financial Officer of the UK Investing business from December 2004 to August 2006, was the Chief Operating Officer of the Europe, Middle East and Africa region from February 2006 to August 2007 and was Senior Banker for Emerging European Markets from April 2007 through March 2009.  Prior thereto, Ms Fisher served as Director and Credit Officer for UBS Investment Bank in Real Estate and Leverage Finance from August 2002 to November 2004.

CENTRO NP LLC AND SUBSIDIARIES

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

In connection with the Mergers, we entered into the Supplemental Indentures, each dated as of April 20, 2007 with New Plan Realty Trust, LLC (as successor to New Plan Realty Trust, but only with respect to the 1999 Indenture) and the Trustee.  The Supplemental Indentures each provide for us to assume of all of the obligations of New Plan under each of the Indentures, effective upon consummation of the Merger with respect to the Notes.

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

There is substantial doubt about our ability to continue as a going concern given that our liquidity is subject to, among other things, our ability to negotiate extensions of credit facilities; our reliance upon funding provided by an entity that we do not control; current prohibition upon our ability to incur further indebtedness and the existence of restrictions upon operations which increase the risk of default and cross-default of existing debt.  In addition, uncertainty also exists due to the liquidity issues currently experienced by our parent and the ultimate parent investors, Centro Properties Limited and Centro Properties Trust.

The half yearly financial statements of our ultimate parents, Centro Properties Limited (“CPL”) and Centro Property Trust (“CPT”), which were filed with Australian regulatory bodies on February 26, 2009, identified material uncertainty (equivalent to substantial doubt) about those entities ability to continue as a going concern..

In August 2007, we formed Centro NP Residual Holdings LLC (the “Residual Joint Venture”), which is a joint venture between us and Super LLC whereby we own 49% of the non-managing member interest in the Residual Joint Venture and Super LLC owns 51% of the managing member interest in the Residual Joint Venture.  In connection with the formation of the joint venture and with subsequent contributions including contributions made during the three months ending March 31, 2009, we have contributed 49% of our interest in certain subsidiaries, owning 122 real properties with an approximate fair market value of $2.4 billion, to this joint venture.  We distributed the remaining 51% of our interest in the transferred entities to our parent, Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in The Residual Joint Venture.

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

Results of operations for the three months ended March 31, 2009 and 2008

Rental Revenues

Rental income was $62.5 million for the three months ended March 31, 2009 and $92.6 million for the three months ended March 31, 2008.

The following significant factors caused material changes in rental income:

•                  The Residual Joint Venture Transactions, which decreased rental income by approximately $27.4 million

•                  Net decreases in rental rates and straight-line rent adjustments, which decreased rental income by approximately $1.5 million

•                  Decreased amortization of below market leases, which decreased rental income by approximately $1.0 million

Expense reimbursements were $16.1 million for the three months ended March 31, 2009 and $22.9 million for the three months ended March 31, 2008.  The following significant factors caused material changes in expense reimbursements:

•                  The Residual Joint Venture Transactions, which decreased expense reimbursements by approximately $6.0 million

Operating Expenses

Operating costs were $16.6 million for the three months ended March 31, 2009 and $22.7 million for the three months ended March 31, 2008.  The following significant factors caused material changes in operating costs:

•                  The Residual Joint Venture Transactions, which decreased operating costs by approximately $6.0 million

Real estate taxes were $10.4 million for the three months ended March 31, 2009 and $14.3 million for the three months ended March 31, 2008.  The following significant factors caused material changes in real estate taxes

•                  The Residual Joint Venture Transactions, which decreased real estate taxes by approximately $4.1 million

Depreciation and amortization was $33.6 million for the three months ended March 31, 2009, $55.2 million for the three months ended March 31, 2008.   The following significant factors caused material changes in depreciation and amortization:

•                  The Residual Joint Venture Transactions, which decreased depreciation and amortization by approximately $15.1 million

•                  Fewer tenants move-outs during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, which decreased depreciation and amortization by approximately $6.4 million

General and administrative expenses were $3.8 million for the three months ended March 31, 2009 and $8.3 million for the three months ended March 31, 2008.  The following significant factors caused material changes in general and administrative expenses:

•                  The Management Joint Venture, which decreased general and administrative expenses by approximately $4.9 million

Other Income and Expenses

Interest expense was $22.2 million for the three months ended March 31, 2009 and $25.4 million for the three months ended March 31, 2008.  The following significant factors caused material changes in interest expense:

•                  Interest on our interest rate cap agreements, which agreements were entered into during the three months ended March 31, 2009, which increased interest expense by approximately $3.5 million

•                  A lower LIBOR rate during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, which decreased interest expense by approximately $2.6 million

•                  The write-off of financing costs during the three months ended March 31, 2008, which decreased interest expense by approximately $4.7 million

Impairment Charges:

During the three months ended March 31, 2009, we recorded impairment charges of $8.2 million over its real estate assets.  These impairment changes arose due to a decrease in forecast cash flows from the properties over the estimated holding period. The changes to the estimated cash flows are attributable to weakening performance of those properties during the three months period ended March 31, 2009.

During the three months ended March 31, 2009, we recorded impairment charges of $2.6 million in relation to our investment in NP/I&G Institutional Retail Company, LLC.  This charge is as a result of a decline in the fair value of the underlying the real estate caused by a decrease in forecast cash flows as a result of operational issues (such as vacancies) during the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $32.3 million in available cash, cash equivalents and marketable securities.  In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility.  Due to certain covenants and restrictions contained in certain debt agreements, we are currently prohibited from incurring additional indebtedness. Refer to discussions further below.

Short-Term Liquidity Needs

In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects.  During the remaining nine months of 2009, we have an aggregate of $30 million of mortgage debt maturities, $25.3 million of scheduled mortgage amortization payments, and $150 million of bond maturities.  Subsequent to December 31, 2008, we undertook a tender offer to the holders of the 2009 Notes that expire in September 2009.  Under the tender offer we purchased the 2009 Notes prior to the expiry date in September 2009 at a value slightly below the principal amount.  For those 2009 Note holders that participated in the tender offer, payment was made on April 8, 2009.  Please refer to the Recent Developments section above for additional information relating to the Tender Consideration.  Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Facility.  Due to restrictions contained in the Amended July 2007 Facility and our Indentures, we are prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds to meet our short-term liquidity requirements.  In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.

Refer to Note 10 to the Consolidated Financial Statements for details relating to the total short term debt as of March 31, 2009.

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

In some cases, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly.  We have also agreed to contribute our pro rata share of any additional capital that may be required by our joint ventures, which pro rata share is not expected to be material.  In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any capital requirements from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds.  We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such obligations.  If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance these joint venture obligations.

During the three months ended March 31, 2009, we completed two redevelopment projects in our Consolidated Portfolio, the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $18.7 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $113.2 million.  In addition, we develop outparcels of properties in Consolidated Portfolio.  Currently, there are no outparcel developments in the pipeline in our Consolidated Portfolio.  In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds.  We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs.  If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance further development and redevelopment in our Consolidated Portfolio following exhaustion of the Residual Credit Facility.

We also redevelop properties in our joint venture portfolios.  During the three months ended March 31, 2009, our joint venture portfolios did not complete any redevelopment projects.  Our current joint venture redevelopment pipeline is comprised of eight projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $126.5 million, of which our pro rata share will be approximately $15.4 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios.  Our current joint venture outparcel redevelopment pipeline is comprised of one project, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $1.1 million, of which our pro rata share will be approximately $0.6 million.  In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds.  We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance further development and redevelopment in our joint venture portfolios following exhaustion of the Residual Credit Facility.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions and covenants imposed by existing lenders.  In connection with our refinancing difficulties, our credit ratings are all below investment grade. Standard & Poor’s current rating is CCC+; CreditWatch with developing implications.  Fitch’s current ratings is CCC/RR4; upgraded.  Moody’s current rating is Caa2; negative outlook.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Facility. As a result of these downgrades, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

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

We have selectively effected asset sales to generate cash proceeds.  During the three months ended March 31, 2009, we generated approximately $6.4 million in gross proceeds through the disposal of non-core and non-strategic properties and approximately $181.5 million from the disposition of certain properties and land parcels held through joint ventures.  During 2008, we, and our predecessor, as applicable, generated approximately $106.3 million in gross proceeds through the disposal of non-core and non-strategic properties and approximately $15.0 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.  Our ability to sell assets will also be restricted by certain covenants included in the Amended July 2007 Facility and Indentures.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of March 31, 2009 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year		1- 3 years	3 - 5 Years	More than 5 years

Debt (1)	$1,694,591	$205,308	(2)	$724,107	$269,732	$495,444
Capital Lease Obligations	30,104	562		1,454	1,639	26,449
Operating Leases (3)	18,495	638		1,709	1,784	14,364
Total	$1,743,190	$206,508		$727,270	$273,155	$536,257

(1)          Debt includes scheduled amortization and scheduled maturities for mortgage loans, notes payable and credit facilities.

(2)          Including $150 million in unsecured notes payable that were subject to a tender offer. Refer to Note 10 of the Financial Statements.

(3)          Operating leases include ground leases for shopping centers that we operate and our administrative office space.

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

The following table summarizes certain terms of our existing credit agreements as of March 31, 2009 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of March 31, 2009	Current Interest Rate (1)		Maturity Date

Amended July 2007 Facility (2)	$—	$306,500	LIBOR plus 175 bp		2010
Secured Term Loans	—	163,700	Variable	(3)	2010
Total Credit Agreements	$—	$470,200

(1)           We incur interest using a 30-day LIBOR rate, which was 0.50063% at March 31, 2009.

(2)           We are presently (and were as of March 31, 2009) unable to make draws on our Amended July 2007 Facility.  Under the terms of the Amended July 2007 Facility, we incur an annual facility fee of 22.5 basis points on this facility.  The Amended July 2007 Facility is scheduled to mature on December 31, 2010.  Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)           We incur interest using a 30-day LIBOR rate, which was 0.50063% at March 31, 2009, plus spreads ranging from 135 to 175 basis points.

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

As of March 31, 2009, we had approximately $830.2 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three unsecured note indentures, having a weighted average interest rate of 5.8%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.

In addition to our Amended July 2007 Facility and indentures, as of March 31, 2009, we had approximately $394.2 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 8.8% per annum.  It should be noted that as at March 31, 2009, the Super Bridge Loan (totaling $1.8 billion) of our parent is collateralized over its 100% membership interest in us. It is also collateralized by certain assets held by the Residual Joint Venture.

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

In terms of potential equity investments, our ultimate parent investors are unlikely to make any equity contributions into us to assist with our liquidity position due to the liquidity issued currently being dealt with by these entities.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of March 31, 2009, and to which we expect to make additional capital contributions:

•                  Centro GA America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest.  As of March 31, 2009, the joint venture was comprised of 111 stabilized retail assets, three retail properties under redevelopment and one new development property and had loans outstanding of approximately $1.1 billion.  As of March 31, 2009, the book value of our investment in Galileo America LLC was approximately $29.1 million.

•                  NP / I&G Institutional Retail Company II, LLC.  In February 2006, our predecessor formed a second strategic joint venture with JP Morgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, we have a 20% interest in the venture and have committed to contribute our pro rata share of any capital required by the venture for asset acquisitions.  As of March 31, 2009, we had contributed approximately $14.7 million.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of March 31, 2009, the joint venture owned three stabilized retail properties.  The joint venture had loans outstanding of approximately $46.7 million as of March 31, 2009.  As of March 31, 2009, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $10.9 million.

•                  NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, we have agreed to contribute $6.0 million which had been fully contributed as of March 31, 2009.  We will have a 20% interest in the venture and are responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; during the year ended December 31, 2008, we contributed $1.1 million which entitled 10% per annum preferred return compounded monthly.  However, we do not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of March 31, 2009.  As of March 31, 2009, the book value of our investment in NPK Redevelopment I, LLC was approximately $11.5 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of March 31, 2009.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

•                  Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $46.0 million as of March 31, 2009.  As of March 31, 2009, the book value of our investment in Arapahoe Crossings, L.P. was approximately $8.4 million.

•                  BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of March 31, 2009.  As of March 31, 2009, the book value of our investment in BPR Land Partnership, L.P. was approximately $4.0 million.

•                  BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of March 31, 2009.  As of March 31, 2009, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

•                  The Residual Joint Venture.  In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the Residual Joint Venture and with subsequent contributions, we have contributed 49% of our interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture.   Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.  In January 2009, we contributed 49% of our interest in certain additional subsidiaries, owning 48 real properties with an approximate value of $513.4 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to the Residual Joint Venture.  The Residual Joint Venture has executed certain guarantees in favors of certain of our indebtedness and of Super LLC.  The Residual Joint Venture owned 161 stabilized retail properties as of March 31, 2009.  Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture.  The Residual Joint Venture had loans outstanding of approximately $1.5 billion as of March 31, 2009.  As of March 31, 2009, the book value of our investment in the Residual Joint Venture was approximately $724.7 million.

•                  NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned eight stabilized retail properties and one retail property under redevelopment as of March 31, 2009.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture.  Our predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, our predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that our predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to our predecessor in February 2006.  During the year ended December 31, 2008, in connection with the acquisition of certain other assets, our predecessor increased our committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of March 31, 2009.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $211.6 million as of March 31, 2009.  As of March 31, 2009, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $27.4 million.

•                  NP/SSP Baybrook, LLC.  We have a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41 million as of March 31, 2009.  As of March 31, 2009, the book value of our investment in NP/SSP Baybrook, LLC was approximately $1.9 million.

•                  Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint

venture.  The joint venture had loans outstanding of approximately $65.8 million as of March 31, 2009.   As of March 31, 2009, the book value of our investment in Westgate Mall, LLC was approximately $1.1 million.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of March 31, 2009, none of which we believe will materially adversely affect us:

•                  Letters of Credit.  We have arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of March 31, 2009, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million.  The expiration of these letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

•                  Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of March 31, 2009, we had mortgage and term loans outstanding of approximately $557.9 million, excluding the impact of unamortized premiums, and our unconsolidated joint ventures had mortgage loans outstanding of approximately $3.0 billion.  In addition, we have guaranteed certain construction and other obligations relative to certain joint venture development projects; however we do not expect that our obligations under such guarantees will be material if called upon.

•                  Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2009 (remaining nine months)	$638
2010	852
2011	857
2012	890
2013	894
Thereafter	14,364

•                  Redemption Rights.  The DownREIT Partnership has entered into the ERP Redemption Agreements in June 2008 with twelve limited partners with respect to the redemption of each limited partner’s outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the “DownREIT Partnership Redemption Obligation”).  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation to January 15, 2009.  Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units.  Such units were redeemed in exchange for the fee interest in a property.  As of March 31, 2009, no other limited partners with Class A Preferred Units have made a redemption election.  Such redemption election may be made at any time and we are required to make such redemption on the second to last business day of the quarter in which such election is made, provided that we receive the redemption election at least ten business days prior to such date.

On January 15, 2009, we paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility.

We are not presently involved in any material litigation arising outside the ordinary course of its business.  However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of our reserves for such matters.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, we maintain an aggregate reserve of approximately $4.3 million as of March 31, 2009.  Given the increase in the reserve previously taken by our predecessor, and the current status of the tenant litigation, we believe that any loss in excess of the established reserve would be immaterial.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Description of Amended July 2007 Facility

The Amended July 2007 Facility is a $350.0 million revolving credit facility.  On January 15, 2009, we entered into the Supplement to the Amended July 2007 Facility modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by us with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and the December 2008 Facility Extension Agreement.  Following the Supplement to the Amended July 2007 Facility, the Amended July 2007 Facility has a maturity date of December 31, 2010.  As of January 15, 2009, we had an aggregate of $306.5 million borrowing outstanding under the Amended July 2007 Facility.  Borrowings under the Amended July 2007 Facility bear interest at a rate per annum equal to, at our option, LIBOR or the prime rate, plus an applicable margin of 1.75%.  To comply with our agreement to pay interest on the Amended July 2007 Facility at the same rate as applied to the Prior Super Bridge Loan, we agreed to pay interest on the outstanding balance that accrued during the period from December 16, 2007 through February 14, 2008 at a rate equal to LIBOR or the prime rate plus 1.75% less the applicable margin in effect immediately prior to the amendment entered into on February 14, 2008.  In addition to the interest that accrues and is paid currently, upon the occurrence of an event of default, additional interest would accrue from May 7, 2008 to January 15, 2009 at a rate of 5.5%, thereby increasing the total interest rate to LIBOR or the prime rate plus 7.25% for that period.  This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility.  For illustrative purposes only, if such event of default had arisen as of March 31, 2009, total additional interest to be accrued would be approximately $11.6 million.  No such event of default has occurred, therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%.

Additionally, post January 15, 2009, if an event of default occurs and is continuing, interest on the balance accrues at a rate equal to LIBOR or the prime rate plus 11.25% (an increase of 4% from the previous default rate).  The new default interest rate provided under the Amended July 2007 Facility is applicable from the date of such event of default.  No further borrowings under the Amended July 2007 Facility are permitted and any amounts repaid or prepaid prior to the maturity date may not be reborrowed.

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

There are seven separate letters of credit outstanding under the Amended July 2007 Facility in connection with certain property or insurance related matters.  As of March 31, 2009, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million.  The expiration of these letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

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

Description of Residual Credit Facility

The Residual Credit Facility is a $370.0 million credit facility entered into by certain subsidiaries of the Residual Joint Venture (the “Residual Credit Facility Borrowers”) on January 15, 2009.  The Residual Credit Facility is collateralized by properties owned by the Residual Credit Facility Borrowers and certain other subsidiaries of the Residual Joint Venture and has a maturity date of December 31, 2010.  The Residual Credit Facility is guaranteed by Super LLC, the Residual Joint Venture, Centro NP Residual Holding Sub 1, LLC, a subsidiary of the Residual Joint Venture and the 100% owner of each of the borrowers under the Residual Credit Facility, and certain other subsidiaries of the Residual Joint Venture.  An initial draw on the Residual Credit Facility in the amount of approximately $150.0 million was used for the repayment of a portion of the Super Bridge Loan, the payment of the DownREIT Partnership Redemption Obligation and the payment of the Secured Term Loan Payments.  The remaining proceeds of the Residual Credit Facility may be used for development and redevelopment of certain properties, the payment of certain maturing debt and general corporate cash needs.  However, we do not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or distribute the proceeds therefrom.

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

Item 3.                                        Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2009, we had approximately $8.0 million of outstanding floating rate mortgages.  We also had approximately $306.5 million outstanding under our floating rate Amended July 2007 Revolving Facility and $163.7 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of March 31, 2009, in relation to our approximately $1.7 billion of outstanding total debt and our approximately $3.7 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short term.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.8 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.8 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $478.2 million as of March 31, 2009.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $42.5 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $89.0 million. This assumes that the fair value of our total debt outstanding remains at approximately $1.8 billion as of March 31, 2009.

As of March 31, 2009, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).  In addition to the other factors which may constrain our ability to refinance our short-term debt obligations addressed elsewhere in this Quarterly Report on Form 10-Q, our ability to refinance such obligations may be further constrained as a result of recent dislocations in the global credit markets.

Item 4.                                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.    During the remaining nine months of 2009, we have an aggregate of $180.0 million of mortgage debt, notes payable and credit facilities scheduled to mature and $25.3 million of scheduled mortgage amortization payments. If principal payments on debt due at maturity cannot be refinanced, extended or paid, we will be in default under our debt obligations, and we may be forced to dispose of properties on disadvantageous terms. Such defaults may in turn cause cross defaults in certain of our or our affiliates’ other debt obligations.

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

In connection with our refinancing difficulties, our credit ratings are all below investment grade. Standard & Poor’s current rating is CCC+; CreditWatch with developing implications. Fitch’s current ratings is CCC/RR4; rating watch negative. Moody’s current rating is Caa2; negative outlook. There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Facility.

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

Cross-default provisions in our borrowing arrangements increase the consequences of a default.    The Amended July 2007 Facility will cross default upon any default under the Super Bridge Loan, the Residual Credit Facility, the Amended and Restated Preston Ridge Facility or other property debt. Accordingly, should an event of default occur under any of these debt agreements, we face the prospect of being in default under each of such debt instruments to which we are an obligor. Although we are not an obligor under the Super Bridge Loan, the Residual Credit Facility, or the Preston Ridge Facility, a default by any of the obligors pursuant to any of these debt facilities (through non-payment upon maturity, among other things) would, pursuant to the cross-default provisions, trigger a default under the Amended July 2007 Facility. In addition, any defaults or foreclosures under our mortgage debt outstanding could expose us to the possibility of cross-defaults under our obligations under the Indentures or the Amended July 2007 Facility. Our parent’s pledge of its ownership interest in us may expose us to possible claims of default in certain of our mortgage debt outstanding, which, if demand for payment is made by the lenders, could cause cross-defaults in certain of our other debt. In the event of a cross-default, we might not be able to obtain alternative financing for the defaulted obligations or, if we are able to obtain such financing, we might not be able to obtain it on terms acceptable to us. There are currently no instances of default of debt obligations where cross-default provisions exist with certain debt obligations.

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

We are limited to financing any liquidity requirements from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility, and we may be unable to finance such liquidity requirements after exhaustion of the Residual Credit Facility.    We have historically met our short-term liquidity requirements with cash generated from operations and borrowings under our credit facilities. Our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt and capital expenditures incurred in our development and redevelopment projects. Our current new development pipeline in our Consolidated Portfolio is comprised of two projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $74.5 million. Our current redevelopment pipeline in our Consolidated Portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $113.2 million. We presently have $16.0 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for projects in our joint venture portfolio.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures significant non-recurring capital expenditures that need to be made periodically at our properties and redevelopment or development projects that we undertake at our properties.

Because we are no longer permitted to make draws under our Amended July 2007 Facility and certain of our or our affiliates’ debt agreements currently prohibit us from incurring additional indebtedness, we are presently limited to financing any liquidity requirements from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds. However, we do not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or to distribute the proceeds therefrom. We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such obligations. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance the balance of these obligations following exhaustion of the Residual Credit Facility.

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

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.    As of March 31, 2009, we had approximately $394.2 million of mortgage debt outstanding, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss. Also, certain of our mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

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

Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.    Our performance depends on our ability to collect rent, through our property managers, from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, our property manager may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of March 31, 2009, our largest tenants were The Kroger Co. and Sears Holdings Corp., the scheduled ABR for which represented 4.5% and 3.1%, respectively, of our total ABR excluding our pro rata share of ABR generated by properties owned by unconsolidated joint ventures.

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

        As of March 31, 2009, we had approximately $820.4 million of investments in and advances to ten unconsolidated joint ventures that own an aggregate of 296 properties. The largest of these investments is our investment in the Residual Joint Venture. We have a 49% equity interest in the Residual Joint Venture. Our investment in the Residual Joint Venture is subject to the risks described above for jointly owned investments. As of March 31, 2009, this joint venture was comprised of 158 stabilized assets and three assets undergoing redevelopment.

        Potential continued deterioration of investments in / advances to unconsolidated joint ventures.    With the potential continued negative outlook over the US retail real estate markets and also potential decreases in risk free rates pertaining to long term debt, there is a risk of continued deterioration of the value of our investments in / advances to unconsolidated joint ventures. This may result in further impairments of the carrying value of our investments in / advances to unconsolidated joint ventures in addition to the $2.6 million impairment recorded by us that was deemed to be an other than temporary impairment for the three month ended March 31, 2009.

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

        We currently have variable rate debt obligations, which could be substantial in the future and may impede our operating performance and put us at a competitive disadvantage.    As of March 31, 2009, we had approximately $8 million of outstanding floating rate debt not subject to any form of interest rate cap, maturing at various times up to September 1, 2011. In connection with the Supplement to the Amended July 2007 Facility, we are presently not permitted to make draws under our Amended July 2007 Facility. Furthermore, the rates on our variable rate indebtedness increase when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future. Increases in interest rates would increase our interest expense not subject to interest rate cap, which would adversely affect cash flow and our ability to service debt.

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

        Further information relating to recognition of remediation obligation in accordance with generally accepted accounting principles is provided in the Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.

        We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.    Through our property manager, we compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of March 31, 2009, leases were scheduled to expire on a total of approximately 8.3% of the space at our properties (excluding our pro rata share of properties owned by unconsolidated joint ventures) through 2009. Our property manager may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

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

Item 6. Exhibits

10.1*

Supplement to Amended and Restated Revolving Credit Agreement, by and, among Centro NP LLC, the Lenders party thereto and Bank of America N.A., as Administrative Agent, dated as of January 15, 2008,, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 31, 2008.

10.2*

Contribution, Distribution and Assignment Agreement (the “Agreement”), dated as of January 15, 2009, by and among New Plan Property Holding Company, CA New Plan Asset Partnership IV, L.P., CA New Plan Asset LLC, CA New Plan VI, Excel Realty Trust – ST, LLC, New Plan Maryland Holdings, LLC, New Plan of Michigan, LLC, New Plan of Michigan Member, LLC, NP of Tennessee, L.P., New Plan of Tennessee, LLC, NPTN, Inc., CA New Plan Texas Assets, L.P., CA New Plan Texas Assets, LLC, CA New Plan IV, HK New Plan Exchange Property Owner I, LLC, HK New Plan Exchange Property Holdings I, LLC, HK New Plan STH Upper Tier II Company, HK New Plan Exchange Property Owner II, LP, HK New Plan Lower Tier OH, LLC, HK New Plan Mid Tier OH, L.P., HK New Plan OH TRS, Inc., HK New Plan ERP Property Holdings, LLC, Excel Realty Partners, L.P., New Plan DRP Trust, New Plan ERP Limited Partner Company, ERP New Britain Limited Partnership, New Plan Realty Trust, LLC, New Plan Pennsylvania Holdings, LLC, Centro NP ERT, LLC, HK New Plan Macon Chapman TRS GP Company, ERT Development Corporation, New Plan Florida Holdings, LLC, HK New Plan STH Lower Tier, LLC, HK New Plan STH Mid Tier II, LLC, Centro NP LLC, Super LLC, Centro NP Residual Holding LLC and Centro NP Residual Holding Sub 1, LLC, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 31, 2008.

10.3	Employment Agreement, dated as of April 29, 2009, by and between Centro US Management Joint Venture 2, LP and Tiffanie Fisher.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference as above indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009

CENTRO NP LLC

By:	/s/ Michael Carroll
Michael Carroll
Chief Executive Officer

By:	/s/ Tiffanie Fisher
Tiffanie Fisher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Steve Splain
Steve Splain
Chief Accounting Officer