Form 10-Q
period 2009-06-30
Centro NP LLC
filed 2009-08-14
CIK 798288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by Centro NP LLC (as successor by merger and liquidation to New Plan Excel Realty Trust, Inc.) (“we”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

·                  Liquidity risks, including (i) the inability to refinance our short-term and long-term indebtedness on favorable terms or at all, (ii) our reliance upon distributions from a joint venture we do not control for our working capital, and (iii) our potential need to complete asset sales in order to fund our operations;

·                  downgrades, and possible future downgrades, in our credit rating;

·                  national or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

·                  the competitive environment in which we operate;

·                  property ownership risks;

·                  the level and volatility of interest rates and changes in the capitalization rates with respect to the disposition of properties;

·                  financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

·                  governmental approvals, actions and initiatives;

·                  environmental/safety requirements and costs;

·                  risks of default in credit facilities of our affiliates which could cause cross-defaults in our credit facilities;

·                  risks of real estate acquisition and development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly developed properties to perform as expected;

·                  risks of disposition strategies, including the failure to complete sales on a timely basis;

·                  risks of joint venture activities; and

·                  other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$56,210	$75,239	$118,228	$167,426
Percentage rents	943	1,114	2,234	2,260
Expense reimbursements	15,949	20,153	31,963	43,011
Fee income	4,994	8,423	9,340	15,732
Total revenues	78,096	104,929	161,765	228,429

Operating Expenses:
Operating costs	15,969	17,487	32,440	40,081
Real estate taxes	10,209	11,927	20,602	26,167
Depreciation and amortization	29,810	45,342	63,201	100,243
Provision for doubtful accounts	644	1,222	1,641	1,608
Impairment of real estate	8,100	81,261	16,279	81,261
Impairment of goodwill and other intangibles	—	173,536	—	173,536
General and administrative	5,258	8,444	9,073	16,711
Total operating expenses	69,990	339,219	143,236	439,607

Income (loss) from continuing operations before income of investments accounted for under the equity method, interest and other income and expenses	8,106	(234,290)	18,529	(211,178)

Other income and expenses:
Interest, dividend and other income	10,030	1,202	11,096	571
Equity in income (loss) of unconsolidated ventures	5,155	(2,781)	3,302	(4,504)
Impairment of investments accounted for under the equity method	(182,394)	(6,163)	(185,016)	(6,163)
Interest expense	(20,563)	(25,818)	(42,725)	(51,121)
Loss from continuing operations	(179,666)	(267,850)	(194,814)	(272,395)

Discontinued operations:
Gain (loss) from discontinued operations	362	(30,016)	(205)	(30,6570

Net loss	(179,304)	(297,866)	(195,019)	(303,052)
Net income (loss) attributable to non-controlling interests in partnerships	13	18	37	(42)
Net loss attributable to redeemable non-controlling interests in partnerships	(368)	(1,588)	(736)	(3,174)
Net loss attributable to Centro NP LLC	$(179,659)	$(299,472)	$(195,719)	$(306,268)

Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	9	(147)	(47)	(163)
Comprehensive loss attributable to Centro NP LLC	$(179,650)	$(299,619)	$(195,765)	$(306,431)

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED BALANCE SHEETS

 (Unaudited, in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Real estate:
Land	$783,027	$946,995
Building and improvements	1,689,108	2,008,688
Accumulated depreciation and amortization	(114,404)	(117,518)
Net real estate	2,357,731	2,838,165
Real estate held for sale	—	5,044
Cash and cash equivalents	28,514	51,453
Restricted cash	19,748	25,855
Marketable securities	9,678	10,038
Receivables:
Trade, net of allowance for doubtful accounts of $14,689 and $17,178 at June 30, 2009 and December 31, 2008, respectively	21,295	23,166
Deferred rent, net of allowance of $101 and $259 at June 30, 2009 and December 31, 2008, respectively	10,763	12,838
Other, net	32,393	35,027
Prepaid expenses and deferred charges	19,120	13,526
Investments in/advances to unconsolidated ventures	576,263	673,062
Intangible assets, net of accumulated amortization of $163,864 and $168,272 at June 30, 2009 and December 31, 2008, respectively	358,191	461,210
Other assets	410	8,005
Total assets	$3,434,106	$4,157,389

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, including unamortized premium of $6,642 and $8,434 at June 30, 2009 and December 31, 2008, respectively	$379,998	$408,863
Notes payable, net of unamortized premium of $24,629 and $26,704 at June 30, 2009 and December 31, 2008, respectively	733,252	856,921
Credit facilities	470,200	479,584
Capital leases	29,939	30,266
Other liabilities	277,496	338,548
Redemption rights	—	9,386
Tenant security deposits	6,106	7,467
Total liabilities	1,896,991	2,131,035

Redeemable non-controlling interests in partnerships	24,542	25,051
Commitments and contingencies	—	—

Members’ equity:
Members’ equity	2,820,864	3,113,809
Accumulated other comprehensive loss	(170)	(123)
Accumulated losses	(1,311,175)	(1,115,422)
Total Centro NP LLC equity	1,509,519	1,998,264
Non-controlling interest in partnerships	3,054	3,039
Total equity	1,512,573	2,001,303

Total liabilities and equity	$3,434,106	$4,157,389

The accompanying notes are an integral part of the consolidated financial statements.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(195,019)	$(306,268)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	63,553	104,701
Amortization of net premium/discount on mortgages and notes payable	(3,448)	(3,920)
Amortization of deferred debt and loan acquisition costs	878	7,597
Amortization of asset retirement liabilities	41	58
Amortization of below market leases	(18,618)	(27,710)
Impairment of real estate	16,279	113,226
Impairment of goodwill and other intangibles	—	173,536
Impairment of investments accounted for under the equity method	185,018	6,163
Loss on sale of marketable securities	(25)	1,600
Loss on sale of discontinued operations, net	(437)	(615)
Equity in (loss) income of unconsolidated ventures	(744)	6,706
Bond tender debt forgiveness	(8,512)	—
Changes in operating assets and liabilities, net:
Change in restricted cash	6,107	3,056
Change in trade receivables	(2,993)	(5,369)
Change in deferred rent receivables	(722)	(3,897)
Change in other receivables	1,740	(11,002)
Change in other liabilities	(25,439)	(54,591)
Change in tenant security deposits	(315)	(564)
Change in prepaid expenses, deferred charges and other assets	(4,957)	10,276
Net cash provided by operating activities	12,387	12,983

Cash flows from investing activities:
Real estate acquisitions and building improvements	(21,112)	(61,098)
Proceeds from real estate sales, net	18,578	22,889
Proceeds from sale of marketable securities, net	5,382	2,042
Repayments of mortgage notes receivable, net	—	1,489
Cash from joint venture consolidation	—	5,904
Capital contributions to unconsolidated joint ventures	—	(1,464)
Purchase of marketable securities	(5,044)	(399)
Distributions of capital from unconsolidated joint ventures	161,947	—
Net cash provided by (used in) investing activities	159,755	(30,637)

Cash flows from financing activities:
Cash paid to redeem partnership units	(9,386)	(9,288)
Principal payments of mortgages and notes payable	(27,400)	(11,197)
Proceeds from credit facility	—	38,300
Repayment of credit facility	(9,384)	(14,055)
Financing fees	(1,436)	(4,654)
Distributions to parent	(202,247)	(5,016)
Distributions to non-controlling interests	(1,245)	3,216
Contributions from parent	169,098	—
Redemption of notes payable	(113,082)	—
Net cash used in financing activities	(195,082)	(2,694)

Net decrease in cash and cash equivalents	(22,940)	(20,348)

Cash and cash equivalents at beginning of period	51,453	34,706

Cash and cash equivalents at end of period	$28,513	$14,358

Supplemental Cash Flow Disclosure, including Non-Cash Activities:
Cash paid for interest	$55,395	$21,907
Capitalized interest	2,953	2,598
State and local taxes paid	25	1,106
Distribution of entity interest to parent (1)	259,787	369,553
Contribution of entity interest to Centro NP Residual Holding LLC (2)	249,600	355,060
Service Business Transfer to parent (3)	—	221,842

(1)	Recorded in connection with investment in an unconsolidated venture, Centro NP Residual Holding LLC discussed in Note 7.
(2)	Recorded in connection with the Merger discussed in Note 1.
(3)	Recorded in connection with the Distribution, Contribution and Assignment Agreement discussed in Note 1.

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

As the Company continued to provide services on a transitionary basis through April 30, 2008, for accounting purposes, the Distribution, Contribution and Assignment Agreement (the “Distribution Agreement”) entered into by the Company, Super LLC, Management Joint Venture, Centro US Employment Company, LLC and Centro New Plan Inc. (a member of Super LLC) dated March 28, 2008, has not been reflected during the period to April 30, 2008. The distribution has been reflected in the consolidated financial statements covered in this report as of May 1, 2008. As a result, certain assets and liabilities have been distributed out as of May 1, 2008.  The significant assets and liabilities that were distributed out of the Company in relation to the Distribution Agreement (the “Service Business Transfer”) were goodwill, furniture and fittings, and employee benefits related accruals/reserves.  The total net assets distributed as part of the Service Business Transfer were $221.9 million. Refer to further information included in Note 3 relating to the impairment of goodwill prior to Service Business Transfer.

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

Cash Equivalents

Cash equivalents consist of short-term, highly liquid debt instruments with maturities of three months or less at acquisition.  At times, cash balances at a limited number of banks may exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.  As of June 30, 2009, the Company had not identified any specific counter-party credit risk in relation to its cash balances.

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

Accounts Receivable

Accounts receivable is stated net of allowance for doubtful accounts of $14.7 million and $17.2 million as of June 30, 2009 and December 31, 2008, respectively.  The Company makes estimates of the collectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

In conducting an impairment analysis of the Company’s long-lived assets, management applied a probability weighting as to how long the assets would be held prior to disposal, as contemplated in Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The probability weighting takes into consideration the likelihood of disposal of each asset.  During the three months ended June 30, 2009, due to deterioration of forecasted cash flows from operational factors (such as increased vacancies and tenant bankruptcies) over the estimated holding period, nine properties were identified as being impaired in accordance with SFAS No. 144.  For the six months ended June 30, 2009, a total of 13 properties were identified as being impaired in accordance with SFAS No. 144.  For the three and six months ended June 30, 2009, the total impairment charge on all properties was $8.1 million and $16.3 million, respectively.

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded. As of June 30, 2009 the Company did not have any assets designated as held for sale. As of December 31, 2008, one property was classified as held for sale. This property was disposed of during the six months ended June 30, 2009. Refer to Note 4 for further information.  Refer to Note 5 for further information on assets designated as held for sale.

For investments accounted for under the equity method, a loss is recognized if the loss in value of the investment is other than temporary.  During the three and six months ended June 30, 2009, management identified an other than temporary loss in value in six of its investments accounted for under the equity method, namely Centro NP Residual Holding LLC, Centro GA America, LLC, NP/I&G Institutional Retail Company, LLC, NP/I&G Institutional Retail Company II, LLC, NPK Redevelopment, LLC and Westgate Mall, LLC.  The other than temporary impairment charge for the three months ended June 30, 2009 was $182.4 million.  The other than temporary impairment charge for the six months ended June 30, 2009 was $185.0 million.  Management has identified that the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments of each of the investments accounted for under the equity method.  The decrease in fair value of the underlying real estate has been caused by a weakening in the performance of the properties due to increased vacancies and market conditions, which has significantly reduced forecast cash flows for these properties.  See Note 7 for additional information.

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

Balance at December 31, 2008	$2,985

Costs capitalized (1)	—
Amortization / write-offs	1,040

Balance at June 30, 2009	$1,945

(1)  There were no capitalized leasing costs during the three or six months ended June 30, 2009 as all of the Company’s leasing services are provided by the Management Joint Venture, as discussed at Note 1.

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

In accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company evaluates its investments in unconsolidated entities for impairment during each reporting period.  A series of operating losses of an investee or other factors may indicate that a decrease in the value of its investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying amount over its estimated fair value.  As a result of this impairment analysis, impairments have been identified and recorded on one of the Company’s investments in / advances to unconsolidated ventures.  Further information relating to these impairments is provided at Note 7.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company undertook an impairment analysis of its intangible assets balance as of May 1, 2008 as part of its SFAS No. 142 impairment analysis over the Company’s goodwill prior to its distribution on May 1, 2008. Based on the analysis, it was determined that the Company’s property management rights and asset management fee stream were impaired.  Accordingly, an impairment loss of approximately $19.2 million was recorded against the Company’s intangible asset balance for the period ended June 30, 2008. In accordance with SFAS No. 144, and based on the results of a review of the existence of impairment indicators, no impairment charges were recorded for the three or six months ended June 30, 2009.

Derivative/Financial Instruments

The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  These accounting standards require the Company to measure derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract.  The Company does not qualify for hedge accounting under SFAS No. 133.  Accordingly, for all derivative instruments the changes in fair value of the derivative instrument is recorded in earnings.  During the six months ended June 30, 2009, the Company entered into five interest rate cap agreements over principal of $470.0 million of debt which expires on December 31, 2010.  The Company would receive a payout under the terms of the respective interest rate cap agreements if the one-month LIBOR rate exceeds 2.60%. During the three and six months ended June 30, 2009, the one-month LIBOR rate did not exceed the cap rate and therefore no payments were received.  Refer to further information provided at Note 11, which details required disclosure information in accordance with  SFAS No. 161, Disclosures about derivative instruments and hedging activities -  an amendment to FASB Statement No. 133.

Asset Retirement Obligations

The Company accounts for its conditional asset retirement obligations in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  A conditional asset retirement obligation refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditioned upon the occurrence of a future event that may or may not be within the control of the Company.  The Company’s conditional asset retirement obligations arise primarily from legal requirements to decontaminate buildings at the time the buildings are sold or otherwise disposed of.  In accordance with FIN 47, the Company has reasonably estimated the fair value of its conditional asset retirement obligations and has recognized a liability for conditional asset retirement obligations of approximately $1.3 million as of June 30, 2009.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases.  The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “deferred rent receivable” on the accompanying Consolidated Balance Sheets.  Certain leases provide for percentage rents based upon the level of sales achieved by the lessee.  These percentage rents are recorded once the required sales levels are achieved.  The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.  Rental revenue also includes lease termination fees.  The Company recognized approximately $0.2 million and $0.5 million of lease termination fees for the three and six months ended June 30, 2009.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 (i) clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, (ii) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (iii) provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for fiscal years beginning after December 15, 2006.  The Company has no material uncertain tax positions as of June 30, 2009.

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

Application of New Accounting Standards

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, (“SFAS No. 161”) which amends and expands the disclosure requirements of FAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. As of December 31, 2008, the Company did not hold any derivative financial instruments, however with new derivative financial instruments entered into during the six months ended June 30, 2009, the Company has included additional disclosure to conform to the requirements of SFAS No. 161. Refer to Note 11.

Effective January 1, 2009, the Company adopted the provisions of SFAS 160, Non-controlling Interest in Consolidated Financial Statements, (“SFAS No. 160”) which establishes and expands accounting and reporting standards for minority interests (which are recharacterized as non-controlling interests) in a subsidiary and the deconsolidation of a subsidiary. As a result of the Company’s adoption, amounts previously reported as minority interests in joint ventures on our balance sheets are now presented as non-controlling interests in other partnerships within equity. Also effective with the adoption of SFAS No. 160, previously recorded minority interests have been recharacterized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as non-controlling interest and placed above net loss attributable to the Company.  Refer to discussion at Note 12 in relation to that component of non-controlling interests in consolidated partnership that continued to be classified as part of the mezzanine equity.  There has been no change in the measurement of the non-controlling interests line item from amounts previously reported.  Note 12 also provides a reconciliation of the ending redeemable non-controlling interests in consolidated partnerships.  There has been no change in the measurement of this line item from previously reported amounts.  The revised presentation and measurement required by SFAS 160 has been adopted retrospectively.

Effective January 1, 2009, the Company adopted the provisions of FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. Adoption of this provision did not have a significant impact on our results of operations of financial position.

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

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date prior to issuance of financial statements. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has included additional disclosure to conform to the requirements of SFAS No. 165.  Refer to Note 17.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”) in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities in order to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement carries forward the scope of Interpretation 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166, Accounting for Transfers of Financial Assets. This statement is effective for interim and annual reporting periods ending after November 15, 2009.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles in order to establish the FASB Accounting Standards Codification (Codification) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded. This statement is effective for financial statement is effective for interim and annual periods ending after September 15, 2009.

It has been determined that any recently issued accounting standards or pronouncements not mentioned in the note have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

Note 4:                                 Dispositions

During the six months ended June 30, 2009, the Company sold three shopping centers for aggregate gross proceeds of approximately $19.9 million.  Net proceeds after closing costs were approximately $18.6 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 6).

During the year ended December 31, 2008, the Company sold 28 shopping centers and three land parcels for aggregate gross proceeds of approximately $106.3 million.  In connection with the sale of these properties, and in accordance with SFAS No. 144 (Note 3), the Company recorded the results of operations and the related gain (loss) on sale as income (loss) from discontinued operations (Note 6).

Note 5:                                 Real Estate Held for Sale

As of June 30, 2009, no real estate was classified as “Real estate held for sale.”

As of December 31, 2008, one shopping center was classified as “Real estate held for sale.”  Such shopping center had an aggregate net realizable value of approximately $5.0 million as of December 31, 2008. This shopping center was disposed of during the six month period ending June 30, 2009. Refer to Note 6 for the recorded gain on this disposal.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6:                                 Loss from Discontinued Operations

The following is a summary of loss from discontinued operations for the periods presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue	$489	$5,012	$886	$10,066

Operating costs	(74)	(1,077)	(232)	(2,402)
Real estate taxes	(42)	(632)	(94)	(1,312)
Depreciation and amortization	(118)	(2,586)	(352)	(4,596)
Provision for doubtful accounts	(92)	(100)	(683)	(243)
General and administrative	—	—	—	(1)
Total operating costs	(326)	(4,395)	(1,361)	(8,555)

Income (loss) from discontinued operations before other income and expenses and gain on sale of real estate	163	617	(475)	1,512
Other income (expenses), net	(105)	(404)	(168)	(819)
Income (loss) from discontinued operations before gain on sale of real estate	58	213	(643)	693

Gain on sale of real estate	304	1,736	438	615
Impairment of real estate held for sale	—	(31,965)	—	(31,965)
Income (loss) from discontinued operations	$362	$(30,016)	$(205)	$(30,657)

Note 7:                                 Investments in/Advances to Unconsolidated Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2009 and December 31, 2008, respectively (dollars in thousands).  The Company accounts for these investments using the equity method.

					Investments in/Advances to Unconsolidated Ventures
				Percent	June 30,	December 31,
	City	State	JV Partner	Ownership	2009	2008
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	30%	$8,450	$8,322

BPR Land Partnership, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	3,970	4,146

BPR South, L.P. (2)	Frisco	TX	George Allen/Milton Schaffer	50%	1,430	1,401

Centro NP Residual Holding LLC	Various	Various	Super LLC	49%	500,116	570,494

Centro GA America LLC	Various	Various	Centro Shopping America Trust	5%	20,427	29,679

NP/I&G Institutional Retail Company, LLC (3)	Various	Various	JPMorgan Investment Management, Inc.	20%	20,424	32,974

NP/I&G Institutional Retail Company II, LLC (4)	Various	Various	JPMorgan Investment Management, Inc.	20%	9,324	11,006

NPK Redevelopment I, LLC (5)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	10,575	11,516

NP/SSP Baybrook, LLC (5)	Webster	TX	JPMorgan Investment Management, Inc.	20%	1,547	2,454

Westgate Mall, LLC (6)	Fairview Park	OH	Transwestern Investment Company/ The Richard E. Jacobs Group	10%	—	1,070

		Investments in/Advances to Unconsolidated Ventures			$576,263	$673,062

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined summary financial information for the Company’s investments in/advances to unconsolidated ventures was as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Condensed Combined Balance Sheets
Assets:
Real estate assets	$5,336,052	$5,123,998
Accumulated depreciation	(411,182)	(361,524)
Net real estate	4,924,870	4,762,474
Trade receivables, net of allowance for doubtful accounts	58,368	51,859
Other assets, net of accumulated amortization	581,162	569,034
Total Assets	$5,564,400	$5,383,367

Liabilities:
Mortgages payable, net of unamortized premium	$1,932,536	$2,194,479
Term Loan	1,109,111	829,000
Amounts payable to the Company	3,388	3,625
Other liabilities	311,859	275,727
Total liabilities	3,356,894	3,302,831
Total partners’ capital	2,207,506	2,080,536
Total liabilities and partners’ capital	$5,564,400	$5,383,367

Investments in/advances to unconsolidated ventures	$576,263	$673,062

	Three Months Ended June30,		Six Months Ended June30,
	2009	2008	2009	2008
Condensed Combined Statements of Operations
Rental revenues	$152,531	$111,299	$300,048	$204,504
Operating expenses	(44,836)	(29,082)	(93,003)	(57,619)
Interest expense	(43,884)	(34,818)	(83,464)	(70,024)
Depreciation and amortization	(51,275)	(42,777)	(108,922)	(74,138)
Other (expense) income, net	(1,901)	(11,819)	(4,649)	10,637
Gain on sale of real estate	—	—	—	168
Impairment of real estate assets	—	—	(9,015)	—
(Loss)/income from discontinued operations	(6,537)	3,622	(12,254)	5,799
Net income (loss)	$4,098	$(3,575)	$(11,259)	$19,327

Company’s share of net income (loss)	$5,155	$(2,781)	$3,302	$(4,504)

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a brief summary of the unconsolidated joint venture obligations of the Company as of June 30, 2009:

·                  Arapahoe Crossings, L.P.  The Company, together with a U.S. partnership comprised substantially of foreign investors, has an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, the Company has a 30% interest and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had loans outstanding of approximately $45.8 million as of June 30, 2009.

An impairment charge of $6.0 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  No further impairment of the Company’s investment in this joint venture was recorded for the three or six month period ended June 30, 2009.  In accordance with APB Opinion No. 18, The equity method of accounting for investments in common stock (“APB 18”), the cause for the other than temporary loss is the further decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

·                  BPR Land Partnership, L.P. The Company has a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2009.

·                  BPR South, L.P.  The Company has a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, the Company has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2009.

·                  Centro NP Residual Holding LLC.  In August 2007, the Company formed a joint venture with Super LLC, the Company’s sole and managing member (“Super LLC”).  In connection with the formation of the joint venture and with subsequent contributions, the Company has contributed 49% of its interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to this joint venture. The Company distributed the remaining 51% of its interest in the transferred entities to its parent, Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, the Company owned 49% of the non-managing interest in this joint venture, and Super LLC owned 51% of the managing member interest in this joint venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to this joint venture. Immediately following such contribution, Super LLC contributed a percentage of membership interests in the joint venture such that the Company continued to own 49% of the non-managing interest in this joint venture, and Super LLC continued to own 51% of the managing member interest in this joint venture.  In January 2009, the Company contributed 49% of its interest in certain additional subsidiaries, owning 48 real properties with an approximate value of $513.4 million, to this joint venture.  The Company distributed the remaining 51% of its interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to this joint venture.

The joint venture owned 161 stabilized retail properties as of June 30, 2009.  Under the terms of the joint venture, the Company is not obligated to contribute any additional capital to the joint venture.  The joint venture had loans outstanding of approximately $1.6 billion as of June 30, 2009.

An impairment charge of $42.8 million was recorded on the Company’s investment in this joint venture, was incurred during the year ended December 31, 2008. An impairment charge of $166.2 million was recorded on the Company’s investment in this joint venture during the three and six months ended June 30, 2009.  In accordance with APB 18, the primary cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate was caused by an increase in market capitalization rates during the year ended December 31, 2008 and also by unfavorable movements in the fair valuation of debt held by the joint venture.  The main driver to the unfavorable movement in the fair value of debt has been the significant decrease in risk free rates during the three months ended December 31, 2008.  The further decline in fair value of the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecasted cash flows as a result of operational factors (such as increased vacancies) is the driver for the impairment during the three and six month periods ending June 30, 2009.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

·                  Centro GA America LLC.  The Company has a 5% interest in this joint venture.  Under the terms of this joint venture, the Company is not obligated to contribute any additional capital to the joint venture; however, in the event that additional capital is contributed by the other joint venture partner, the Company has the option to contribute the amount necessary to maintain its 5% ownership interest.  The Company anticipates making additional capital contributions from time to time to maintain its 5% ownership interest.  As of June 30, 2009, this joint venture was comprised of 104 stabilized retail properties and three retail properties under redevelopment, and had loans outstanding of approximately $1.0 billion.

An impairment charge of $11.1 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  An impairment charge of $6.7 million was recorded on the Company’s investment in this joint venture during the three and six months ended June 30, 2009.  In accordance with APB 18, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.  The further decline in fair value of the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecasted cash flows as a result of operational factors (such as increased vacancies) is the driver for the impairment during the three and six month periods ending June 30, 2009

·                  NP / I&G Institutional Retail Company, LLC.  The Company has a strategic joint venture with JPMorgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned eight stabilized retail properties and one retail property under redevelopment as of June 30, 2009.  Under the terms of this joint venture, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture.  The Predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, the Predecessor together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that the Predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to the Predecessor in February 2006.  During the year ended December 31, 2006, in connection with the acquisition of certain other assets, the Predecessor increased its committed capital to the venture from $30.0 million to $31.9 million, of which approximately $31.1 million had been contributed as of June 30, 2009.  The Company does not expect that any significant additional capital contributions will be required, nor does it expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $211.5 million as of June 30, 2009.

An impairment charge of $0.2 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  Impairment charges of $6.4 million and $9.0 million were recorded on the Company’s investment in this joint venture during the three and six months ended June 30, 2009, respectively.  In accordance with APB 18, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver.  The further decline in fair value of the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecasted cash flows as a result of operational factors (such as increased vacancies) is the driver for the impairment during the three and six month periods ending June 30, 2009.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

·                  NP / I&G Institutional Retail Company II, LLC.  In February 2006, the Predecessor formed a second strategic joint venture with JP Morgan Investment Management, Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, the Company has a 20% interest in the venture and has committed to contribute its pro rata share of any capital required by the venture for asset acquisitions.  As of June 30, 2009, the Company had contributed approximately $14.7 million for such purpose.  Additionally, the Company has agreed to contribute its pro rata share of any additional capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions with respect to existing properties will be required.  As of June 30, 2009, the joint venture owned three stabilized retail properties.  The joint venture had loans outstanding of approximately $46.6 million as of June 30, 2009.

An impairment charge of $2.9 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  An impairment charge of $1.2 million was recorded on the Company’s investment in this joint venture during the three and six months ended June 30, 2009.  In accordance with APB 18, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.  The further decline in fair value of the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecasted cash flows as a result of operational issues (such as increased vacancies) is the driver for the impairment during the three and six month periods ending June 30, 2009.

·                  NPK Redevelopment I, LLC.  The Company has a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, the Company has agreed to contribute $6.0 million which had been fully contributed as of June 30, 2009.  After the Company’s contribution of the total committed amount, the Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any additional capital that might be required by the joint venture. The joint venture had no loans outstanding as of June 30, 2009.

An impairment charge of $0.2 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  An impairment charge of $1.0 million was recorded on the Company’s investment in this joint venture during the three and six months ended June 30, 2009.  In accordance with APB 18, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.  The further decline in fair value of the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecasted cash flows as a result of operational issues (such as increased vacancies) is the driver for the impairment during the three and six month periods ending June 30, 2009.

·                  NP/SSP Baybrook, LLC.  The Company has a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, the  Company has a 20% interest in the venture and is responsible for contributing its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of June 30, 2009.

An impairment charge of $0.1 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008. No further impairment of the Company’s investment in this joint venture was recorded for the three or six month period ended June 30, 2009.   In accordance with APB 18, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.

·                  Westgate Mall, LLC.  The Company, together with Transwestern Investment Company and The Richard E. Jacobs Group, has an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, the Company has a 10% interest in the venture and has agreed to contribute its pro rata share of any capital that might be required by the joint venture; however, the Company does not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $65.8 million as of June 30, 2009.

An impairment charge of $0.5 million was recorded on the Company’s investment in this joint venture during the year ended December 31, 2008.  An impairment charge of $0.9 million was recorded on the Company’s investment in this joint venture during the three and six months ended June 30, 2009.  In accordance with APB 18, the cause for the other than temporary loss is the decrease in the fair value of the underlying real estate investments.  The decrease in fair value of the underlying real estate caused by an increase in market capitalization rates during the year ended December 31, 2008 was the driver for the impairment in the 2008 financial year.  The further decline in fair value of the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecasted cash flows as a result of operational factors (such as increased vacancies) is the driver for the impairment during the three and six month periods ending June 30, 2009.

Note 8:                                 Intangible Assets

Intangible assets are comprised of the following (dollars in thousands):

	June 30, 2009	December 31, 2008	Amortization Period

In-place lease value, legal fees and leasing commissions, net (Note 3)	$228,453	$324,557	Life of lease
Above market leases acquired, net (Note 3)	7,062	9,885	Life of lease
Value of asset management fee stream, net (Note 3)	23,120	23,433	40 years
Value of property management rights, net (Note 3)	99,556	103,335	20 years
Total	$358,191	$461,210

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate amortization expense on these assets was as follows and included the write-offs detailed below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amortization Expense	$15,368	$27,722	$32,625	$60,551
Write-offs (1)	68	—	6,152	—

(1) Write-offs relate to tenants that have terminated their leases prior to lease maturity.

The estimated amortization expense on these assets during the next five fiscal years is as follows (dollars in thousands):

Year
2009 (remaining six months)	$29,018
2010	47,390
2011	40,069
2012	34,209
2013	29,041

Note 9:         Other Liabilities

Other liabilities are comprised of the following (in thousands):

	June 30, 2009	June 30, 2008

Property and other taxes payable	$21,081	$28,301
Interest payable	39,019	41,474
Accrued professional and personnel costs	6,189	6,423
Accrued construction costs	2,884	4,147
Below market leases, net	142,304	191,050
Accounts payable	3,268	17,034
Deferred rent expense and rents received in advance	55	529
Amounts due seller of property	469	6,440
Accrued acquisition/disposition costs	1,649	1,746
Due to affiliates	28,966	25,307
Other	31,612	16,097
Total	$277,496	$338,548

Note 10:  Debt Obligations

As of June 30, 2009 and December 31, 2008, the Company had the following debt obligations under various arrangements with financial institutions (dollars in thousands, except footnotes):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	June30, 2009	December 31, 2008	Interest Rates	Maturity Date

CREDIT AGREEMENTS
Amended July 2007 Revolving Facility (1)	$—	$306,500	$306,500	LIBOR + 175 bp (2) (3) (4)	December 2010
Secured Term Loans(11)	—	163,700	173,084	Variable (5)	2010 (6)
Total Credit Agreements	$—	$470,200	$479,584

MORTGAGES PAYABLE
Fixed Rate Mortgages		$365,451	$392,273	5.24% - 12.5%	2009 – 2028
Variable Rate Mortgages		7,905	8,156	Variable (7)	2009 – 2011
Total Mortgages (8)		373,356	400,429
Net unamortized premium		6,642	8,434
Total Mortgages, net		$379,998	$408,863

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES PAYABLE
7.40% unsecured notes (10)	$28,406	$150,000	7.400%	September 2009
3.75% unsecured notes (9)	217	217	3.750%	June 2010
4.50% unsecured notes	150,000	150,000	4.500%	February 2011
5.13% unsecured notes	125,000	125,000	5.125%	September 2012
5.50% unsecured notes	50,000	50,000	5.500%	November 2013
5.30% unsecured notes	100,000	100,000	5.300%	January 2015
5.25% unsecured notes	125,000	125,000	5.250%	September 2015
7.97% unsecured notes	10,000	10,000	7.970%	August 2026
7.65% unsecured notes	25,000	25,000	7.650%	November 2026
7.68% unsecured notes	10,000	10,000	7.680%	November 2026
7.68% unsecured notes	10,000	10,000	7.680%	November 2026
6.90% unsecured notes	25,000	25,000	6.900%	February 2028
6.90% unsecured notes	25,000	25,000	6.900%	February 2028
7.50% unsecured notes	25,000	25,000	7.500%	July 2029
Total Notes	708,623	830,217
Net unamortized premium	24,630	26,704
Total Notes, net	$733,252	$856,921

CAPITAL LEASES	$29,939	$30,266	7.500%	June 2031

TOTAL DEBT	$1,613,390	$1,775,634

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

(2)	The Company incurs interest using the 30-day LIBOR rate which was 0.30875% as of June 30, 2009. The interest rate on this facility adjusts based on the Company’s credit rating.
(3)	The Company also incurs an annual facility fee of 22.5 basis points on this facility.
(4)

The default interest rate accrues from January 15, 2009, at LIBOR or the Prime Rate plus 11.25%. The default interest rate is applicable upon the event of default. No such event of default occurred to cause the payment of the additional default interest rate during the three and six months ending June 30, 2009.

(5)

As determined by the applicable loan agreement, the Company incurs interest on these obligations using the 30-day LIBOR rate, which was 0.30875% as of June 30, 2009, plus spreads ranging from 135 to 175 basis points.

(6)

$118.0 million of secured term loans had their debt maturities extended until December 31, 2008 (see below under Extension and Payment of Secured Tem Loan Payments). The remaining balance of $55.0 million matures on December 1, 2010.

(7)

As determined by the applicable loan agreement, the Company incurs interest on these obligations using either the 30-day LIBOR rate, which was 0.30875% as of June 30, 2009, plus 125 basis points, or the Moody’s A Corporate Bond Index, which was 5.37% as of June 30, 2009, plus spreads ranging from 12.5 to 37.5 basis points.

(8)	An aggregate of $43.3 million of mortgages payable is scheduled to mature during the remaining six months of 2009, consisting of maturities and scheduled mortgage amortization payments.
(9)

Represents convertible senior notes. At certain dates, and upon the occurrence of certain events, the notes are convertible into cash up to their principal amount and, with respect to the remainder, if any, of the conversion value in excess of such principal amount, cash or shares of the Company’s common stock. The initial conversion price was $25.00 per share. On or after June 9, 2008, the Company may redeem all or a portion of the notes at a redemption price equal to the principal amount of the notes plus any accrued interest. In addition, on June 1, 2010, June 1, 2012, and June 1, 2018, or upon the occurrence of certain fundamental changes prior to June 1, 2010, note holders have the right to require the Company to purchase all or any portion of the notes, at a purchase price equal to the principal amount plus any accrued and unpaid interest on the notes. Although the stated maturity date of the notes is June 1, 2023, the scheduled maturity date listed above represents the first date that note holders have the right, not contingent on other provisions, to require the Company to redeem all or any portion of the notes. As discussed further below, these notes became convertible on April 1, 2007, and were convertible through July 2, 2007. As of June 30, 2009 and December 31, 2008, approximately $114.8 million of the $115.0 million aggregate principal amount of the notes had been converted into cash by holders thereof.

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

In addition to the interest that accrues and is paid currently, upon the occurrence of an event of default, additional interest would accrue from May 7, 2008 to January 15, 2009 at a rate of 5.5%, thereby increasing the total interest rate to LIBOR or the prime rate plus 7.25% for that period.  This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility.  For illustrative purposes only, if such event of default had arisen as of June 30, 2009, total additional interest to be accrued would be approximately $11.6 million.  No such event of default has occurred, therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%.

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

CPT Manager Limited, as the responsible entity of  CPT and CPL agreed under the Supplement to the Amended July 2007 Facility to take and avoid taking certain actions with respect to the Company, such as (i) entering into any agreement that limits the Company’s flexibility, or grants lender consent rights, with respect to the sale of the Company’s assets, (ii) obtaining guaranties from the Company with respect to parent debt, (iii) pledging any of the Company’s assets in favor of their creditors, (iv) permitting the Company to transfer assets to CPT and CPL, or giving guaranties for their debt.  A breach of such covenants was made an event of default under the Supplement to the Amended July 2007 Facility.  The Supplement to the Amended July 2007 Facility also releases the parent Company guaranty under that certain Guaranty Agreement, dated July 31, 2007, by and among CPT and CPL as guarantors in favor of Bank of America, N.A., as administrative agent.

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

The Amended July 2007 Facility contains customary defaults, including, among others:  the nonpayment of interest or principal of any loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants under any loan document, including the Supplement to the Amended July 2007 Facility; bankruptcy or insolvency; certain judgments and decrees; change of control; defaults under the Super Bridge Loan, Residual Credit Facility and Amended and Restated Preston Ridge Facility; and defaults under any existing credit facility of certain of the Company’s affiliates in excess of $10.0 million.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, approximately $114.8 million of the $115.0 million aggregate principal amount of the 3.75% Convertible Senior Notes had been converted by the holders thereof, for an aggregate conversion price of approximately $152.2 million.

As of June 30, 2009, future expected/scheduled maturities of outstanding debt and capital lease obligations were as follows (in thousands):

2009 (remaining six months)	$61,880
2010	554,336
2011	181,597
2012	158,841
2013	112,452
Thereafter	513,012
Total debt maturities	1,582,118

Net unamortized premiums on mortgages	6,642
Net unamortized premiums on notes	24,630

Total debt obligations	$1,613,390

As of December 31, 2008, the Company reported a total of $218.0 million of debt as maturing in the 2009 financial year.  As shown above, as of June 30, 2009, the expected maturity of debt during 2009 has decreased to $61.9 million (a decrease of $156.1 million).  This decrease is primarily attributable to a cash tender offer, pursuant to which the Company purchased 81.06% of its outstanding 7.40% Senior Notes for an aggregate principle amount of $121.6 million (refer to discussion below under Tender Offer). The remainder of the decrease can be attributed to the $9.4 million repayment of secured term loans (refer to discussion below under Extension and Payment of Certain Secured Term Loan Payments) and scheduled amortization.

Tender Offer

On April 8, 2009, the Company completed a cash tender offer (the “Tender Offer”) pursuant to which the Company purchased 81.06% of its outstanding 7.40% Senior Notes due September 2009 (the “2009 Notes”) for an aggregate principal amount of $121.6 million.  The outstanding principal on the 2009 Notes was $150.0 million prior to the completion of the Tender Offer.  Holders who validly tendered and did not validly withdraw their 2009 Notes on or prior to 5:00 p.m., New York City time, on Friday, April 3, 2009 (the “Expiration Date”) were eligible to receive $930.00 per $1,000 principal amount of 2009 Notes (the “Tender Consideration”).  The deadline for the Tender Offer was initially set to expire on Monday, March 23, 2009, but was subsequently extended to the Expiration Date.  Holders of 2009 Notes who validly tendered, and did not validly withdraw, their 2009 Notes before the Expiration Date also received accrued and unpaid interest on their 2009 Notes purchased pursuant to the Tender Offer from the last interest payment date to, but not including the payment date for the 2009 Notes purchased in the Tender Offer, which occurred on April 8, 2009.  The 2009 Notes purchased pursuant to the Tender Offer were cancelled and retired.  Proceeds from a distribution from the Residual Joint Venture (as described below) and an equity contribution from Super LLC funded from the Residual Credit Facility (as defined and described below) were used to pay the bondholders under the Tender Offer.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residual Credit Facility

On January 15, 2009, certain subsidiaries of Centro NP Residual Holding LLC (the “Residual Joint Venture”), entered into a credit facility (the “Residual Credit Facility”) with JPMorgan Chase Bank, N.A. (as agent and a lender) and the other lenders party thereto, pursuant to which they may borrow up to $370.0 million.  The Residual Credit Facility is collateralized by properties that were contributed by the Company and now owned by the borrowers under the Residual Credit Facility and certain other subsidiaries of the Residual Joint Venture and has a maturity date of December 31, 2010. The Residual Credit Facility is guaranteed by Super LLC, the Residual Joint Venture and Centro NP Residual Holding Sub 1, LLC, a subsidiary of the Residual Joint Venture and the 100% owner of each of the borrowers under the Residual Credit Facility.  An initial draw on the Residual Credit Facility in the amount of approximately $150.0 million was used for the repayment of a portion of the Super Bridge Loan (as described below), the payment of the DownREIT Partnership Redemption Obligation (as defined and described in Note 13) and the payment of the Secured Term Loan Payments (as described below).  The remaining proceeds of the Residual Credit Facility may be used for development and redevelopment of certain properties, the payment of certain maturing debt and general corporate cash needs.  However, the Company does not control the Residual Joint Venture and cannot cause the Residual Joint Venture to make a draw under the Residual Credit Facility or to distribute the proceeds therefrom. The Amended July 2007 Facility will cross-default upon any default of the Residual Credit Facility.

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

Collateralization of Super Bridge Loan Debt

It should be noted that as of June 30, 2009 and since April 20, 2007, the Super Bridge Loan (totaling $1.9 billion) as of June 30, 2009 of the Company’s parent, Super LLC is collateralized by its 100% membership interest in the Company.  It is also collateralized by certain assets held by the Residual Joint Venture.

Extension and Payment of Certain Secured Term Loan Payments

Secured term loan payments in the aggregate amount of $9.4 million were due to be paid on November 6, 2008, by CA New Plan Venture Fund, LLC, CA New Plan Venture Fund Texas I, L.P., CA New Plan Acquisition Fund, LLC, CA New Plan Acquisition Fund Louisiana, LLC, CA New Plan Venture Direct Investment Fund, LLC and CA New Plan DIF Texas I, L.P. (collectively, the “CA New Plan Entities”) in connection with three loan agreements entered into in connection with the acquisition of ownership interest in CA New Plan Venture Fund LLC, CA New Plan Acquisition Fund LLC, and CA New Plan Direct Investment Fund, LLC in November 2007.  The CA New Plan Entities entered into amendments on November 5, 2008, December 15, 2008, and January 15, 2009 to their respective loan agreements with Bank of America, N.A. (“Bank of America”), the lender under such loans, extending the payment dates for the $9.4 million due from November 6, 2008 to within five business days of January 15, 2009 in order to permit the Company and Bank of America to discuss global resolutions of such debt together with the other Bank of America debt that came due on January 15, 2009.  Proceeds from a distribution from the Residual Joint Venture and an equity contribution from Super LLC that were funded with borrowings from the Residual Credit Facility were used to pay the secured term loan payments on January 23, 2009.  The amendments also extended the maturity dates of the three loan agreements totaling $118.0 million to December 31, 2010.

Certain Lockboxes Controlled by Lenders

In the instance of mortgage loans totaling $148.2 million, the Company is required to maintain lock-boxes for receipt of all revenue relating to the properties in which the mortgages are collateralized over.  These lock-boxes are controlled by the respective lenders.  The Company was required to submit to the lender a budget of operating expenditures which was approved by each of the respective lenders.  Each month, the Company is entitled to request funds from the lock-boxes in accordance with the approved budgeted operating expenditures.  All additional revenue, after payment of interest, required principal repayment and maintenance of insurance and real estate tax escrows is taken as a reduction to the mortgage principal balance.  The additional revenue received into the lock-boxes is not available to the Company.

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

During the six months ended June 30, 2009, the Company entered into five interest rate cap agreements on $470.2 million of debt expiring on December 31, 2010.  The Company will receive a payout under the terms of the cap if the one-month LIBOR rate exceeds 2.60%. The objective for holding these derivative financial instruments is to provide protection against an increase in LIBOR rates. It is also noted that the Company entered into these interest rate cap agreements as a requirement of the Company’s lender in extending certain debt through December 31, 2010.  During the three and six months ended June 30, 2009, the one-month LIBOR rate did not exceed the cap rate and therefore no payments were received. The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2009 (dollars in thousands). The notional amounts at June 30, 2009 provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest or market risks:

Hedge Product	Hedge Type	Notional Amount	Strike	Maturity	Fair Value
Interest Rate Cap	Interest Rate	$62,862	2.60%	12/31/2010	$74
Interest Rate Cap	Interest Rate	13,014	2.60%	12/31/2010	15
Interest Rate Cap	Interest Rate	32,824	2.60%	12/31/2010	38
Interest Rate Cap	Interest Rate	306,500	2.60%	12/31/2010	359
Interest Rate Cap	Interest Rate	55,000	2.60%	12/31/2010	64
Total		$470,200			$550

Derivative financial instruments are included in Other Assets in the face of the balance sheet. The cost to acquire these derivative financial instruments was approximately $1.4 million. The difference between the purchase price of these derivative financial instruments and fair value at June 30, 2009 is included in the income statement, in interest expenses.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks Associated with Liquidity Position

The Company presently has $306.5 million of debt under its Amended July 2007 Facility which is scheduled to mature on December 31, 2010.  During the remaining six months of 2009, the Company has an aggregate of $47.5 million of mortgage debt, notes payable and credit facilities scheduled to mature plus $24.2 million of scheduled mortgage amortization payments.  An event of default caused by the non-payment of this debt upon maturity may result in a default under our public indentures.  Such event of default will result in a default of the Super Bridge Loan and the Residual Credit Facility. Refer to the discussion above about the cross-defaulting of debt arrangements.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The DownREIT Partnership entered into agreements (the “ERP Redemption Agreements”) in June 2008 with twelve limited partners with respect to the redemption of each limited partner’s outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the “DownREIT Partnership Redemption Obligation”).  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its then outstanding remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009.  Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units.  Such units were redeemed in exchange for the fee interest in a property.  As of June 30, 2009, no other limited partners with Class A Preferred Units have made a redemption election.  Such redemption election may be made at any time and the Company is required to make such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

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

DownREIT Partnership unit information is summarized as follows:

Limited Partner Units
Outstanding at December 31, 2008	1,023,486
Issued	—
Redeemed	(283,127)

Outstanding at June 30, 2009	740,359

The changes in redeemable non-controlling interests for the year ended December 31, 2008 and the three and six months ended June 30, 2009 and 2008 are shown below (in thousands):

	Three Months Ended	Six Months Ended	Year Ended		Three Months Ended		Six Months Ended
	June 30, 2009		December 31, 2008		June 30, 2008
Balance at beginning of period:	$24,542	$25,051	$83,214		$83,508		$83,214
Distributions to non-controlling interests	(369)	(1,244)	(3,288)		(1,224)		(2,516)
Redemptions of non-controlling interests	—	—	(59,329)	(1)	(6,737)	(1)	(6,737)	(1)
Net loss	368	736	4,454		1,588		3,174
Ending Balance	$24,543	$24,543	$25,051		$77,135		$77,135

(1) As of June 30, 2008, $38.2 million of DownREIT Partnership Redemption Obligation remained unpaid and was accounted for as a liability in accordance with SFAS No. 150.  As of December 31, 2008, $9.4 million of DownREIT Partnership Redemption Obligation remained unpaid and was accounted for as a liability in accordance with SFAS No. 150.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13:                          Commitments and Contingencies

General

The Company is not presently involved in any material litigation arising outside the ordinary course of its business.  However, the Company is involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of reserves taken by the Company.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, the Company maintains an aggregate reserve of approximately $4.3 million as of June 30, 2009.  Given the current status of the tenant litigation, the Company believes that any loss in excess of the established reserve would be immaterial.

Funding Commitments

In addition to the joint venture funding commitments described in Note 7 above, the Company also had the following contractual obligations as of June 30, 2009, none of which the Company believes will have a material adverse affect on the Company’s operations:

·                  Letters of Credit. The Company has arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, the Company will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2009, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million.  The expiration of these letters of credit may be automatically extended pursuant to the terms of the amended July 2007 facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

·                  Non-Recourse Debt Guarantees.  Under certain Company and joint venture non-recourse mortgage loans and credit facilities, the Company could, under certain circumstances, be responsible for portions of the mortgage and credit facility indebtedness in connection with certain customary non-recourse carve-out provisions such as environmental conditions, misuse of funds and material misrepresentations.  As of June 30, 2009, the Company had mortgage loans and secured term loans outstanding of approximately $373.4 million, excluding the impact of unamortized premiums, and unconsolidated joint ventures in which the Company has a direct or indirect interest had mortgage loans and credit facility indebtedness outstanding of approximately $3.0 billion. In addition, the Company has guaranteed certain construction and other obligations relative to certain joint venture development projects; however, the Company does not expect that its obligations under such guarantees will be material if called upon.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

·                  Leasing Commitments.  The Company has entered into leases, as lessee, in connection with ground leases for shopping centers which it operates and administrative space for the Company.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2009 (remaining six months)	$426
2010	852
2011	857
2012	890
2013	894
Thereafter	14,364

·                  Redemption Rights.  The DownREIT Partnership entered into the ERP Redemption Agreements in June 2008 with twelve limited partners with respect to the redemption of each limited partner’s outstanding Class A Preferred Units for an aggregate amount of $44.9 million, of which $9.4 million remained outstanding as of December 31, 2008 (the “DownREIT Partnership Redemption Obligation”).  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners who had elected to redeem their Class A Preferred Units which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation ultimately to January 15, 2009.  Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units.  Such units were redeemed in exchange for the fee interest in a property.  As of June 30, 2009, no other limited partners with Class A Preferred Units have made a redemption election.  Such redemption election may be made at any time and the Company is required to make such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

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

Note 14:                          Comprehensive Income (Loss)

Total comprehensive income (loss) was as follows for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Comprehensive loss	$(179,650)	$(299,619)	$(195,765)	$(306,431)

As of June 30, 2009, the primary component of comprehensive loss was net loss.  As of December 31, 2008, accumulated other comprehensive loss reflected in the Company’s member’s capital on the Consolidated Balance Sheets was comprised of realized/unrealized gain (loss) on available-for-sale securities of $0.1 million.

Note 15:                          Related Parties

The Company received a REIT Management fee from affiliates of its parent company, Super LLC, which was calculated on assets managed by the Company.  With the distribution discussed at Note 1, the Company ceased charging these fees on May 1, 2008.  The Company generated REIT Management fees of approximately $0.8 million and $3.3 million for the three and six months ended June 30, 2008, respectively.

After May 1, 2008, the Company pays subcontract fees for management services provided by the Company Management Joint Venture, which is calculated on costs incurred to manage properties by the Company Management Joint Venture plus 50 basis points.  For the six months ended June 30, 2008, the Company incurred approximately $0.9 million in subcontract fees.  For the three and six months ended June 30, 2009, the Company incurred approximately $1.7 million and $3.5 million, respectively, in subcontract fees, of which approximately $2.4 million remained unpaid as of such date.  During the three months ended June 30, 2009, the Company also incurred leasing fees and property management fees of $3.2 million and $2.8 million, respectively, for services provided by the Company Management Joint Venture in accordance with the Distribution Agreement as discussed in Note 1.  During the six months ended June 30, 2009, the Company incurred leasing fees and property management fees of $4.1 million and $5.9 million, respectively, for services provided by the Company Management Joint Venture.  Approximately $3.1 million of leasing fees remained unpaid as of June 30, 2009.  Fees incurred for property management were paid in full by the Company as of June 30, 2009.

The Company also derives fee income from services provided to certain of its joint ventures and other managed properties.  For the three and six months ended June 30, 2009, the Company generated approximately $5.0 million and $9.3, respectively, in fee income.  As of June 30, 2009 and December 31, 2008, the Company had approximately $10.2 million and $8.9 million, respectively, of fee income receivable.

As of June 30, 2009, amounts due to affiliates of the Company were $29.0 million, and were included in Other Liabilities. There were no interest expenses on the amounts due.  As of December 31, 2008, amounts due from affiliates of the Company were $5.2 million and were included in Other Assets. There was no interest income on the amounts due.

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16:                        Fair Value

Effective January 1, 2008, the Company partially adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP. The Company has not elected to apply SFAS No. 159 and fair value any of the eligible financial assets and liabilities permitted under SFAS No. 159. The only financial assets recorded at fair value as of June 30, 2009 are those required to be fair valued under other accounting standards.

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

CENTRO NP LLC AND SUBSIDIARIES

(AS SUCCESSOR TO NEW PLAN EXCEL REALTY TRUST, INC. (THE “PREDECESSOR”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis, as required by accounting standards other than SFAS No. 159, are summarized below (dollars in thousands):

	Recurring
	Fair Value Measurements Using			Assets/(Liabilities)
	Level 1	Level 2	Level 3	at Fair Value

Marketable securities	$252	$9,426	$—	$9,678
Derivative Financial Instruments	—	550	—	550

The following table shows those financial assets measured at fair value on a non-recurring basis as of June 30, 2009:

				Assets/(Liabilities)
	Non-recurring			at Adjusted Carrying
	Fair Value Measurements Using			Amount (Based on
	Level 1	Level 2	Level 3	Fair Value

Impaired investments accounted for under the equity method	$—	$—	$560,866	$560,866
Impaired real estate	—	—	57,940	57,940

The investments accounted for under the equity method that have been impaired at June 30, 2009 are Centro NP Residual Holding LLC, Centro GA American, LLC, NP/ I&G Institutional Retail Company, LLC, NP/I&G Institutional Retail Company II, LLC, NPK Redevelopment, LLC and Westgate Mall, LLC. The fair value was estimated based upon management’s valuation of the underlying real estate assets and debt of the investment. These real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers.

The fair value of fixed rate debt held by the investments accounted for under the equity method was completed using an estimated market interest rate spread above the risk-free rate of 4.00%.  Management believes this market interest rate spread is representative of debt that would currently be available to the entities.

The real estate that has been impaired pertains to thirteen properties. The Company identified that these assets have been impaired under SFAS No. 144 due to deterioration in forecast cash flows as a result of weakening performance during the six months ending June 30, 2009, therefore recorded at fair value as of June 30, 2009.  These real estate assets were valued based upon a combination of internally developed valuation models and pricing outcomes from recent disposal discussions with potential buyers. This approach requires the Company to make significant judgments in respect to market capitalization rates and amounts of estimated future cash flows.

The inputs into this valuation are considered level 3 inputs in accordance with SFAS No. 157.

Note 17:                        Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.  No events and transactions have occurred through such date that requires disclosure in these financial statements.

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

In August 2007, we formed Centro NP Residual Holdings LLC (the “Residual Joint Venture”), which is a joint venture between us and Super LLC whereby we own 49% of the non-managing member interest in the Residual Joint Venture and Super LLC owns 51% of the managing member interest in the Residual Joint Venture.  In connection with the formation of the joint venture and with subsequent contributions, including contributions made during the six months ending June 30, 2009, we have contributed 49% of our interest in certain subsidiaries, owning 122 real properties with an approximate fair market value of $2.4 billion, to this joint venture.  We distributed the remaining 51% of our interest in the transferred entities to our parent, Super LLC, and Super LLC contributed such interest in the transferred entities to this joint venture.  Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in The Residual Joint Venture.

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

Results of operations for the three months ended June 30, 2009 and 2008

Rental Revenues

Rental income was $56.2 million for the three months ended June 30, 2009 and $75.2 million for the three months ended June 30, 2009.

The following significant factors caused material changes in rental income:

·                  The Residual Joint Venture, which decreased rental income by approximately $13.7 million

·                  Net decreases in rental rates and straight-line rent adjustments, which decreased rental income by approximately $2.4 million

·                  Decreased amortization of below market leases, which decreased rental income by approximately $2.7 million

Expense reimbursements were $15.9 million for the three months ended June 30, 2009 and $20.2 million for the three months ended June 30, 2008.  The following significant factor caused a material change in expense reimbursements:

·                  The Residual Joint Venture, which decreased expense reimbursements by approximately $3.5 million

Fee income was $5.0 million for the three months ended June 30, 2009 and $8.4 million for the three months ended June 30, 2008.  Fee income is derived from services provided to our joint ventures and other managed projects.  The following significant factors caused material changes in fee income:

·                 Decreased leasing fees, which decreased fee income by approximately $1.7 million

·                 Management fee revenue, which decreased fee income by approximately $1.6 million

Operating Expenses

Operating costs were $16.0 million for the three months ended June 30, 2009 and $17.5 million for the three months ended June 30, 2008.  The following significant factor caused a material change in operating costs:

·                 Increased insurance costs, which increased operating costs by approximately $3.2 million

·                 The Residual Joint Venture, which decreased operating costs by approximately $3.0 million

Real estate taxes were $10.2 million for the three months ended June 30, 2009 and $11.9 million for the three months ended June 30, 2008.  The following significant factor caused a material change in real estate taxes

·                 The Residual Joint Venture, which decreased real estate taxes by approximately $2.2 million

Depreciation and amortization was $29.8 million for the three months ended June 30, 2009 and $45.3 million for the three months ended June 30, 2008.   The following significant factors caused material changes in depreciation and amortization:

·                 The Residual Joint Venture, which decreased depreciation and amortization by approximately $8.6 million

·                 A decrease in the number of tenants exiting leases prior to lease expiration, which decreased depreciation and amortization by approximately $6.0 million

General and administrative expenses were $5.3 million for the three months ended June 30, 2009 and $8.4 million for the three months ended June 30, 2008.  The following significant factors caused material changes in general and administrative expenses:

·                 Increased federal tax provision, which increased general and administrative expenses by approximately $1.4 million

·                 The Management Joint Venture, which decreased general and administrative expenses by approximately $2.7 million

·                 Decreased franchise tax provision, which decreased general and administrative expenses by approximately $2.2 million

Other Income and Expenses

Interest, dividend and other income was $10.0 million for the three months ended June 30, 2009 and $1.2 million for the three months ended June 30, 2008.  The following significant factor caused a material change in interest, dividend and other income:

·                  The Tender Offer, whereby $121.6 million of the 2009 Notes were repaid and retired, which generated approximately $8.5 million of early extinguishment of debt income, which increased interest, dividend and other income

Interest expense was $20.6 million for the three months ended June 30, 2009 and $25.8 million for the three months ended June 30, 2008.  The following significant factors caused material changes in interest expense:

·                  Decreased levels of capital spending, which lowered the amount of capitalized interest taken, and thereby increased interest expense by approximately $1.7 million

·                  The Tender Offer, whereby $121.6 million of the 2009 Notes were repaid and retired, which decreased interest expense by approximately $2.1 million

·                  Fluctuations in the value of our interest rate cap agreements, which agreements were entered into during the six months ended June 30, 2009, and our reverse arrears swap agreements, which agreements were terminated in August 2008, which decreased interest expense by approximately $2.3 million

·                  A lower LIBOR rate during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, which decreased interest expense by approximately $1.7 million

·                  The write-off of financing costs during the three months ended June 30, 2009, which decreased interest expense by approximately $1.9 million

Impairment Charges:

During the three months ended June 30, 2009, we recorded impairment charges of $8.1 million over our real estate assets.  These impairment changes arose due to a decrease in forecast cash flows from the properties over the estimated holding period. The changes to the estimated cash flows are attributable to weakening performance of those properties during the three months period ended June 30, 2009.

During the three months ended June 30, 2009, we recorded impairment charges of $182.4 million in relation to our investments in Centro NP Residual Holding LLC, Centro GA America, LLC, NP/I&G Institutional Retail Company, LLC, NP/I&G Institutional Retail Company II, LLC, NPK Redevelopment, LLC and Westgate Mall, LLC.  These charges are the result of a decline in the fair value of the underlying the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecast cash flows as a result of operational factors (such as vacancies) during the three months ended June 30, 2009.

Results of operations for the six months ended June 30, 2009 and 2008

Rental Revenues

Rental income was $118.2 million for the six months ended June 30, 2009 and $167.4 million for the six months ended June 30, 2008.

The following significant factors caused material changes in rental income:

·                  The Residual Joint Venture, which decreased rental income by approximately $41.1 million

·                  Net decreases in rental rates and straight-line rent adjustments, which decreased rental income by approximately $3.8 million

·                  Decreased amortization of below market leases, which decreased rental income by approximately $3.7 million

Expense reimbursements were $32.0 million for the six months ended June 30, 2009 and $43.0 million for the six months ended June 30, 2008.  The following significant factor caused a material changes in expense reimbursements:

·                  The Residual Joint Venture, which decreased expense reimbursements by approximately $9.5 million

Fee income was $9.3 million for the six months ended June 30, 2009 and $15.7 million for the six months ended June 30, 2008.  Fee income is derived from services provided to our joint ventures and other managed projects.  The following significant factors caused material changes in fee income:

·                  Leasing fee revenue, which decreased fee income by approximately $1.8 million

·                  Management fee revenue, which decreased fee income by approximately $5.0 million

Operating Expenses

Operating costs were $32.4 million for the six months ended June 30, 2009 and $40.1 million for the six months ended June 30, 2008.  The following significant factors caused material changes in operating costs:

·                  Increased insurance costs, which increased operating costs by approximately $4.6 million

·                  The Residual Joint Venture, which decreased operating costs by approximately $9.1 million

·                  Lower payroll and payroll related costs which decreased operating costs by approximately $2.0 million

Real estate taxes were $20.6 million for the six months ended June 30, 2009 and $26.2 million for the six months ended June 30, 2008.  The following significant factors caused material changes in real estate taxes

·                  The Residual Joint Venture, which decreased real estate taxes by approximately $6.4 million

Depreciation and amortization was $63.2 million for the six months ended June 30, 2009, $100.2 million for the six months ended June 30, 2008.   The following significant factors caused material changes in depreciation and amortization:

·                  The Residual Joint Venture, which decreased depreciation and amortization by approximately $23.7 million

·                  Fewer tenants move-outs during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, which decreased depreciation and amortization by approximately $12.4 million

General and administrative expenses were $9.1 million for the six months ended June 30, 2009 and $16.7 million for the six months ended June 30, 2008.  The following significant factors caused material changes in general and administrative expenses:

·                  Increased federal tax provision, which increased general and administrative expenses by approximately $1.8 million

·                  The Management Joint Venture, which decreased general and administrative expenses by approximately $7.0 million

·                  Decreased franchise tax provision, which decreased general and administrative expenses by approximately $1.9 million

Other Income and Expenses

Interest, dividend and other income was $11.1 million for the six months ended June 30, 2009 and $0.6 million for the six months ended June 30, 2008.  The following significant factors caused material changes in interest, dividend and other income:

·                  The Tender Offer, whereby $121.6 million of the 2009 Notes were repaid and retired, which generated approximately $8.5 million of early extinguishment of debt income, which increased interest, dividend and other income

·                  A loss on the sale of certain securities during the six months ended June 30, 2008, which loss did not recur during the six months ended June 30, 2009, which increased interest dividend and other income by approximately $1.4 million

Interest expense was $42.7 million for the six months ended June 30, 2009 and $51.1 million for the six months ended June 30, 2008.  The following significant factors caused material changes in interest expense:

·                  Decreased levels of capital spending, which lowered the amount of capitalized interest taken, and thereby increased interest expense by approximately $2.2 million

·                  The Tender Offer, whereby $121.6 million of the 2009 Notes were repaid and retired, which decreased interest expense by approximately $2.1 million

·                  Fluctuations in the value of our interest rate cap agreements, which agreements were entered into during the six months ended June 30, 2009, and our reverse arrears swap agreements, which agreements were terminated in August 2008, which agreements were entered into during the six months ended June 30, 2009, which increased interest expense by approximately $1.2 million

·                  A lower LIBOR rate during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, which decreased interest expense by approximately $4.2 million

·                  The write-off of financing costs during the six months ended June 30, 2008, which decreased interest expense by approximately $6.6 million

Impairment Charges:

During the six months ended June 30, 2009, we recorded impairment charges of $16.3 million over our real estate assets.  These impairment changes arose due to a decrease in forecast cash flows from the properties over the estimated holding period. The changes to the estimated cash flows are attributable to weakening performance of those properties during the six months period ended June 30, 2009.

During the six months ended June 30, 2009, we recorded impairment charges of $185.0 million in relation to our investment in investments in Centro NP Residual Holding LLC, Centro GA America, LLC, NP/I&G Institutional Retail Company, LLC, NP/I&G Institutional Retail Company II, LLC, NPK Redevelopment, LLC and Westgate Mall, LLC.  These charges are the result of a decline in the fair value of the underlying the real estate caused by a further increase in market capitalization rates during the six months ended June 30, 2009, and a decrease in forecast cash flows as a result of operational factors (such as vacancies) and market conditions during the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $38.2 million in available cash, cash equivalents and marketable securities.  In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility.  Due to certain covenants and restrictions contained in certain debt agreements, we are currently prohibited from incurring additional indebtedness. Refer to discussions further below.

Short-Term Liquidity Needs

In addition to short-term indebtedness, our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space (e.g., tenant improvements and leasing commissions), and capital expenditures incurred in our development and redevelopment projects.  During the remaining six months of 2009, we have an aggregate of $19.1million of mortgage debt maturities, $13.9 million of scheduled mortgage amortization payments, and $28.4 million of bond maturities.  Subsequent to December 31, 2008, we undertook a tender offer to the holders of the 2009 Notes that expire in September 2009.  Under the tender offer we purchased the 2009 Notes prior to the expiration date in September 2009 at a value slightly below the principal amount.  For those 2009 Note holders that participated in the tender offer, payment was made on April 8, 2009.  Please refer to Note 10 to the Consolidated Financial Statements for additional information relating to the Tender Consideration.  Although we have historically met our short-term liquidity requirements with cash generated from operations and borrowings under credit facilities, we are presently unable to make draws on our Amended July 2007 Facility.  Due to restrictions contained in the Amended July 2007 Facility and our Indentures, we are prohibited from incurring additional indebtedness and are limited to distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds to meet our short-term liquidity requirements.  In addition, there are certain factors that may have a material adverse effect on our cash flow from operations which would further constrain our ability to satisfy our short-term liquidity requirements.

Refer to Note 10 to the Consolidated Financial Statements for details relating to the total short term debt as of June 30, 2009.

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

We did not complete any redevelopment projects in our consolidated portfolio during the three months ended June 30, 2009.  During the six months ended June 30, 2009, we completed two redevelopment projects in our consolidated portfolio (which properties were transferred to the Residual Joint Venture subsequent to completion), the aggregate cost of which, including costs incurred in prior years on these projects, was approximately $18.7 million.  Our current redevelopment pipeline in our consolidated portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $113.2 million.  In addition, we develop outparcels of properties in our consolidated portfolio.  Currently, there are no outparcel developments in the pipeline in our consolidated portfolio.  In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility, and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds.  We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs.  If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance further development and redevelopment in our consolidated portfolio following exhaustion of the Residual Credit Facility.

We also redevelop properties in our joint venture portfolios.  During the three and six months ended June 30, 2009, our joint venture portfolios did not complete any redevelopment projects.  Our current joint venture redevelopment pipeline is comprised of eight projects, the aggregate cost of which, including costs incurred in prior years, is expected to be approximately $126.5 million, of which our pro rata share will be approximately $15.4 million.  In addition, we also redevelop outparcels at properties in our joint venture portfolios.  During the three and six months ended June 30, 2009, our joint venture portfolios completed one outparcel redevelopment, the aggregate cost of which, including costs incurred in prior years on the project, was approximately $1.1 million, of which our pro rata share was approximately $0.6 million.  Currently, there are no joint venture outparcel redevelopments in the pipeline. In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility and are limited to financing any development and redevelopment costs from distributions received from the Residual Joint Venture and equity contributions from Super LLC that are funded with borrowings from the Residual Credit Facility and certain asset sale proceeds.  We also are limited by the terms of the Residual Credit Facility as to how much we are able to borrow in connection with such development costs. If we are unable to negotiate additional capacity under the Residual Credit Facility, negotiate other liquidity facilities or negotiate the ability to incur additional indebtedness, we may be unable to finance further development and redevelopment in our joint venture portfolios following exhaustion of the Residual Credit Facility.

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

Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, our credit rating and borrowing restrictions and covenants imposed by existing lenders.  In connection with our refinancing difficulties, our credit ratings are all below investment grade. Standard & Poor’s current rating is CCC+; outlook negative.  Fitch’s current ratings is CCC/RR4; rating watch negative.  Moody’s current rating is Caa2; negative outlook.  There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Facility. As a result of these downgrades, the terms of any financings we enter into in the future, as well as our ability to secure any such financings, may be adversely affected.

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

We have selectively effected asset sales to generate cash proceeds.  During the three and six months ended June 30, 2009, we generated approximately $13.6 million and $19.9 million, respectively, in gross proceeds through the disposal of non-core and non-strategic properties and approximately $4.6 million and $19.8 million, respectively, from the disposition of certain properties and land parcels held through joint ventures.  During 2008, we generated approximately $106.3 million in gross proceeds through the disposal of non-core and non-strategic properties and approximately $15.0 million from the disposition of certain properties and land parcels held through joint ventures.  Our ability to generate cash from asset sales is limited by market conditions.  Our ability to sell properties in the future in order to raise cash will necessarily be limited if market conditions make such sales unattractive.  Our ability to sell assets will also be restricted by certain covenants included in the Amended July 2007 Facility and Indentures.

The following table summarizes all of our known contractual cash obligations, excluding interest, to pay third parties as of June 30, 2009 (based on a calendar year, dollars in thousands):

Contractual Cash Obligations	Total	Less than 1 year	1- 3 years	3 - 5 Years	More than 5 years

Debt (1)	$1,552,180	$61,484	$734,479	$269,654	$486,563
Capital Lease Obligations	29,938	396	1,454	1,639	26,449
Operating Leases (2)	18,283	426	1,709	1,784	14,364
Total	$1,600,401	$62,306	$737,642	$273,077	$527,376

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

The following table summarizes certain terms of our existing credit agreements as of June 30, 2009 (dollars in thousands):

Loan	Amount Available to be Drawn	Amount Drawn as of June 30, 2009	Current Interest Rate (1)	Maturity Date

Amended July 2007 Facility (2)	$—	$306,500	LIBOR plus 175 bp	2010
Secured Term Loans	—	163,700	Variable (3)	2010
Total Credit Agreements	$—	$470,200

(1)          We incur interest using a 30-day LIBOR rate, which was 0.30875% at June 30, 2009.

(2)          We are presently (and were as of June 30, 2009) unable to make draws on our Amended July 2007 Facility.  Under the terms of the Amended July 2007 Facility, we incur an annual facility fee of 22.5 basis points on this facility.  The Amended July 2007 Facility is scheduled to mature on December 31, 2010.  Total fees incurred in securing this extension in maturity of the facility were approximately $3.3 million.

(3)          We incur interest using a 30-day LIBOR rate, which was 0.30875% at June 30, 2009, plus spreads ranging from 135 to 175 basis points.

In connection with the Supplement to the Amended July 2007 Facility, we are no longer permitted to make draws under our Amended July 2007 Facility.  In addition, the Amended July 2007 Facility requires that we maintain certain financial coverage ratios and other debt covenants.  These coverage ratios and debt covenants include:

·                  Total debt to total adjusted assets of no more than 65%;

·                  Total secured debt to total adjusted assets of no more than 40%;

·                  Unencumbered total asset value not to be less than 100% of the aggregate principal amount of all of our outstanding unsecured debt; and

·                  Consolidated income available for debt service of at least 1.5 times the maximum annual service charge on total debt.

As of June 30, 2009, we had approximately $708.6 million of indebtedness outstanding, excluding the impact of unamortized premiums, under three unsecured note indentures, having a weighted average interest rate of 5.6%.  These indentures also contain covenants that require us to maintain certain financial coverage ratios.

In addition to our Amended July 2007 Facility and indentures, as of June 30, 2009, we had approximately $373.4 million of mortgage debt outstanding, excluding the impact of unamortized premiums, having a weighted average interest rate of 8.8% per annum.  It should be noted that as of June 30, 2009, the Super Bridge Loan (totaling $1.9 billion) of our parent is collateralized over its 100% membership interest in us. It is also collateralized by certain assets held by the Residual Joint Venture.

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

The following is a brief summary of the unconsolidated joint venture obligations that we have as of June 30, 2009, and to which we expect to make additional capital contributions:

·                  Centro GA America LLC.  We have a 5% interest in this joint venture, which interest was acquired on August 10, 2005 in conjunction with the Galileo Transactions.  Under the terms of this joint venture, we are not obligated to contribute any additional capital to the venture; however, in the event that additional capital is contributed by our joint venture partner, we have the option to contribute the amount necessary to maintain our 5% ownership interest.  We anticipate making additional capital contributions from time to time to maintain our 5% ownership interest.  As of June 30, 2009, the joint venture was comprised of 104 stabilized retail assets and three retail properties under redevelopment and had loans outstanding of approximately $1.0 billion.  As of June 30, 2009, the book value of our investment in Galileo America LLC was approximately $20.4 million.

·                  NP / I&G Institutional Retail Company II, LLC.  In February 2006, our predecessor formed a second strategic joint venture with JP Morgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  Under the terms of this joint venture, we have a 20% interest in the venture and have committed to contribute our pro rata share of any capital required by the venture for asset acquisitions.  As of June 30, 2009, we had contributed approximately $14.7 million.  Additionally, we have agreed to contribute our pro rata share of any additional capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  As of June 30, 2009, the joint venture owned three stabilized retail properties.  The joint venture had loans outstanding of approximately $46.6 million as of June 30, 2009.  As of June 30, 2009, the book value of our investment in NP / I&G Institutional Retail Company II, LLC was approximately $9.3 million.

·                  NPK Redevelopment I, LLC.  We have a joint venture with Kmart Corporation (Sears Holding Corp.) pursuant to which the joint venture will redevelop three Kmart Supercenter properties formerly owned by Kmart.  Under the terms of this joint venture, we have agreed to contribute $6.0 million which had been fully contributed as of June 30, 2009.  We will have a 20% interest in the venture and are responsible for contributing our pro rata share of any additional capital that might be required by the joint venture; during the year ended December 31, 2008, we contributed $1.1 million which entitled 10% per annum preferred return compounded monthly.  However, we do not expect that any significant capital contributions will be required.  The joint venture had no loans outstanding as of June 30, 2009.  As of June 30, 2009, the book value of our investment in NPK Redevelopment I, LLC was approximately $10.6 million.

In addition, the following is a brief summary of the other unconsolidated joint venture obligations that we have as of June 30, 2009.  Although we have agreed to contribute certain amounts of capital that may be required by these joint ventures, as more fully described below, we do not expect that any significant capital contributions to the following joint ventures will be required.

·                  Arapahoe Crossings, L.P.  We, together with a U.S. partnership comprised substantially of foreign investors, have an interest in a joint venture which owns Arapahoe Crossings, a community shopping center located in Aurora, Colorado.  Under the terms of this joint venture, we have a 30% interest and we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $45.8 million as of June 30, 2009.  As of June 30, 2009, the book value of our investment in Arapahoe Crossings, L.P. was approximately $8.4 million.

·                  BPR Land Partnership, L.P.  We have a 50% interest in a joint venture that owns approximately 10.3 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of June 30, 2009.  As of June 30, 2009, the book value of our investment in BPR Land Partnership, L.P. was approximately $4.0 million.

·                  BPR South, L.P.  We have a 50% interest in a joint venture that owns approximately 6.6 acres of undeveloped land in Frisco, Texas.  Under the terms of this joint venture, we have agreed to contribute our pro rata share of any capital that might be required by the joint venture.   The joint venture had no loans outstanding as of June 30, 2009.  As of June 30, 2009, the book value of our investment in BPR South, L.P. was approximately $1.4 million.

·                  The Residual Joint Venture.  In August 2007, we formed the Residual Joint Venture with Super LLC, our sole and managing member.  In connection with the formation of the Residual Joint Venture and with subsequent contributions, we have contributed 49% of our interest in certain subsidiaries, owning 74 real properties with an approximate value of $1.8 billion, to the Residual Joint Venture. We distributed the remaining 51% of our interest in the transferred entities to Super LLC, and Super LLC contributed such interest in the transferred entities to the Residual Joint Venture. Following these transactions, we owned 49% of the non-managing interest in the Residual Joint Venture, and Super LLC owned 51% of the managing member interest in the Residual Joint Venture.  Also in November 2007, Super LLC contributed its interest in certain subsidiaries, owning 39 real properties with an approximate value of $385.0 million, to the Residual Joint Venture.   Immediately following such contribution, Super LLC contributed a percentage of membership interests in the Residual Joint Venture such that we continued to own 49% of the non-managing interest in the Residual Joint Venture, and Super LLC continued to own 51% of the managing member interest in the Residual Joint Venture.  In January 2009, we contributed 49% of our interest in certain additional subsidiaries, owning 48 real properties with an approximate value of $513.4 million, to the Residual Joint Venture.  We distributed the remaining 51% of our interest in the additional transferred entities to Super LLC, and Super LLC contributed such interest in the additional transferred entities to the Residual Joint Venture.  The Residual Joint Venture has executed certain guarantees in favors of certain of our indebtedness and of Super LLC.  The Residual Joint Venture owned 161 stabilized retail properties as of June 30, 2009.  Under the terms of the Residual Joint Venture, we are not obligated to contribute any additional capital to the Residual Joint Venture.  The Residual Joint Venture had loans outstanding of approximately $1.6 billion as of June 30, 2009.  As of June 30, 2009, the book value of our investment in the Residual Joint Venture was approximately $500.1 million.

·                  NP/I&G Institutional Retail Company, LLC.  We have a strategic joint venture with JPMorgan Investment Management Inc. to acquire high-quality institutional grade community and neighborhood shopping centers on a nationwide basis.  The joint venture owned eight stabilized retail properties and one retail property under redevelopment as of June 30, 2009.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture.  Our predecessor initially committed to contribute up to a maximum amount of $30.0 million to the joint venture, however, in connection with the acquisition of certain assets during 2005, our predecessor, together with the DownREIT Partnership, contributed a disproportionate share of capital to the venture, such that our predecessor’s total capital investment as of December 31, 2005 was $41.4 million.  The excess contribution was returned to our predecessor in February 2006.  During the year ended December 31, 2008, in connection with the acquisition of certain other assets, our predecessor increased our committed capital to the venture to $31.9 million, of which approximately $28.2 million had been contributed as of June 30, 2009.  We do not expect that any significant additional capital contributions will be required, nor do we expect that any additional acquisitions of property will be made by the joint venture.  The joint venture had loans outstanding of approximately $211.5 million as of June 30, 2009.  As of June 30, 2009, the book value of our investment in NP/I&G Institutional Retail Company, LLC was approximately $20.4 million.

·                  NP/SSP Baybrook, LLC.  We have a third strategic joint venture with JP Morgan Investment Management Inc., which venture was formed for the specific purpose of acquiring Baybrook Gateway, a shopping center located in Webster, Texas.  Under the terms of this joint venture, we have a 20% interest in the venture and are responsible for contributing our pro rata share of any capital that might be required by the joint venture; however, we do not expect that any significant additional capital contributions will be required.  The joint venture had loans outstanding of approximately $41.0 million as of June 30, 2009.  As of June 30, 2009, the book value of our investment in NP/SSP Baybrook, LLC was approximately $1.5 million.

·                  Westgate Mall, LLC.  We, together with Transwestern Investment Company and The Richard E. Jacobs Group, have an interest in a joint venture that was formed for the specific purpose of acquiring and redeveloping Westgate Mall, an enclosed mall located on 55 acres of land in Fairview Park, Ohio.  The joint venture is currently redeveloping the mall into a large community shopping center.  Under the terms of this joint venture, we have a 10% interest in the venture and have agreed to contribute our pro rata share of any capital that might be required by the joint venture.  The joint venture had loans outstanding of approximately $65.8 million as of June 30, 2009.   As of June 30, 2009, the book value of our investment in Westgate Mall, LLC was approximately $0.  This investment was fully impaired as of June 30, 2009.

Other Funding Obligations

In addition to the joint venture obligations described above, we also had the following contingent contractual obligations as of June 30, 2009, none of which we believe will materially adversely affect us:

·                  Letters of Credit.  We have arranged for the provision of seven separate letters of credit in connection with certain property or insurance related matters.  If these letters of credit are drawn, we will be obligated to reimburse the providing bank for the amount of the draw.  As of June 30, 2009, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million.  The expiration of these letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

·                  Non-Recourse and Other Debt Guarantees.  Under certain of our non-recourse loans and those of our joint ventures, we could, under certain circumstances, be responsible for portions of the mortgage and credit facility indebtedness in connection with certain customary non-recourse carve out provisions such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2009, we had mortgage and term loans outstanding of approximately $373.4 million, excluding the impact of unamortized premiums, and our unconsolidated joint ventures had mortgage loans and credit facility indebtedness outstanding of approximately $3.0 billion.  In addition, we have guaranteed certain construction and other obligations relative to certain joint venture development projects; however we do not expect that our obligations under such guarantees will be material if called upon.

·                  Leasing Commitments.  We have entered into leases, as lessee, in connection with ground leases for shopping centers which we operate and our administrative office space.  These leases are accounted for as operating leases.  The minimum annual rental commitments for these leases during the next five fiscal years and thereafter are approximately as follows (dollars in thousands):

Year
2009 (remaining six months)	$426
2010	852
2011	857
2012	890
2013	894
Thereafter	14,364

·                  Redemption Rights.  The DownREIT Partnership has entered into the ERP Redemption Agreements in June 2008 with twelve limited partners with respect to the redemption of each limited partner’s outstanding Class A Preferred Units for an aggregate amount of $44.9 million of which $9.4 million remained outstanding as of December 31, 2008 (the “DownREIT Partnership Redemption Obligation”).  On August 29, 2008, one of the limited partners party to an ERP Redemption Agreement entered into an agreement with the DownREIT Partnership revoking the redemption of its remaining Class A Preferred Units and electing to retain such units.  On September 12, 2008, November 25, 2008 and December 12, 2008, the DownREIT Partnership entered into amendments to the ERP Redemption Agreements with the remaining eleven limited partners which provided for, among other things, an extension of the redemption date of the DownREIT Partnership Redemption Obligation to January 15, 2009.  Additionally, on November 11, 2008, another Class A Preferred Unit Holder (separate to the previously discussed twelve limited partners that had made a redemption election) elected to redeem substantially all of its Class A Preferred Units.  Such units were redeemed in exchange for the fee interest in a property.  As of June 30, 2009, no other limited partners with Class A Preferred Units have made a redemption election.  Such redemption election may be made at any time and we are required to make such redemption on the second to last business day of the quarter in which such election is made, provided that we receive the redemption election at least ten business days prior to such date.

On January 15, 2009, we paid in full the DownREIT Partnership Redemption Obligation using proceeds from distributions from the Residual Joint Venture that were funded with borrowings from the Residual Credit Facility.

We are not presently involved in any material litigation arising outside the ordinary course of its business.  However, we are involved in routine litigation arising in the ordinary course of business, none of which is believed to be material in light of our reserves for such matters.  In connection with a specific tenant litigation, and based upon certain rulings occurring during the third quarter of 2005, we maintain an aggregate reserve of approximately $4.3 million as of June 30, 2009.  Given the increase in the reserve previously taken by our predecessor, and the current status of the tenant litigation, we believe that any loss in excess of the established reserve would be immaterial.

For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Description of Amended July 2007 Facility

The Amended July 2007 Facility is a $350.0 million revolving credit facility.  On January 15, 2009, we entered into the Supplement to the Amended July 2007 Facility modifying certain terms and conditions of the Amended July 2007 Facility, and superseding the terms and conditions set forth in letter agreements entered into by us with Bank of America, as administrative agent, on February 14, 2008, March 28, 2008, May 7, 2008, May 30, 2008, September 26, 2008, and the December 2008 Facility Extension Agreement.  Following the Supplement to the Amended July 2007 Facility, the Amended July 2007 Facility has a maturity date of December 31, 2010.  As of January 15, 2009, we had an aggregate of $306.5 million borrowing outstanding under the Amended July 2007 Facility.  Borrowings under the Amended July 2007 Facility bear interest at a rate per annum equal to, at our option, LIBOR or the prime rate, plus an applicable margin of 1.75%.  To comply with our agreement to pay interest on the Amended July 2007 Facility at the same rate as applied to the Prior Super Bridge Loan, we agreed to pay interest on the outstanding balance that accrued during the period from December 16, 2007 through February 14, 2008 at a rate equal to LIBOR or the prime rate plus 1.75% less the applicable margin in effect immediately prior to the amendment entered into on February 14, 2008.  In addition to the interest that accrues and is paid currently, upon the occurrence of an event of default, additional interest would accrue from May 7, 2008 to January 15, 2009 at a rate of 5.5%, thereby increasing the total interest rate to LIBOR or the prime rate plus 7.25% for that period.  This additional interest becomes due and payable only upon the occurrence of an event of default as defined in the Amended July 2007 Facility.  For illustrative purposes only, if such event of default had arisen as of June 30, 2009, total additional interest to be accrued would be approximately $11.6 million.  No such event of default has occurred, therefore interest continues to accrue at LIBOR or the prime rate plus 1.75%.

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

There are seven separate letters of credit outstanding under the Amended July 2007 Facility in connection with certain property or insurance related matters.  As of June 30, 2009, there was no balance outstanding under any of the letters of credit.  If the letters of credit were fully drawn, the combined maximum amount of exposure would be approximately $12.5 million.  The expiration of these letters of credit may be automatically extended pursuant to the terms of the Amended July 2007 Facility and Bank of America, as the issuing bank under these letters of credit, has agreed not to prevent the automatic extension of such letters of credit.

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

The Amended July 2007 Facility contains customary defaults, including, among others:  the nonpayment of interest or principal of any loan; failure to comply with restrictions on use of proceeds; failure to observe or perform covenants under any loan document, including the Supplement to the Amended July 2007 Facility; bankruptcy or insolvency; certain judgments and decrees; change of control; defaults under the Super Bridge Loan, Residual Credit Facility and Amended and Restated Preston Ridge Facility; and defaults under any existing credit facility of us, our subsidiaries and certain of our affiliates in excess of $10.0 million.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009, we had approximately $7.9 million of outstanding floating rate mortgages.  We also had approximately $306.5 million outstanding under our floating rate Amended July 2007 Revolving Facility and $163.7 million outstanding under floating rate secured term loans.  We do not believe that the interest rate risk represented by our floating rate debt is material as of June 30, 2009, in relation to our approximately $1.6 billion of outstanding total debt and our approximately $3.4 billion of total assets as of that date. This assessment may change depending upon changes in market floating interest rates in the short term.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.8 million.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.8 million.  This assumes that the amount outstanding under our variable rate debt remains at approximately $478.1 million, the amount outstanding as of June 30, 2009.  If market rates of interest increase by 1%, the fair value of our total outstanding debt would decrease by approximately $210.8 million.  If market rates of interest decrease by 1%, the fair value of our total outstanding debt would increase by approximately $92.0 million. This assumes that the fair value of our total debt outstanding remains at approximately $1.8 billion, the value as of June 30, 2009.

As of June 30, 2009, we had no material exposure to market risk (including foreign currency exchange risk, commodity price risk or equity price risk).  In addition to the other factors which may constrain our ability to refinance our short-term debt obligations addressed elsewhere in this Quarterly Report on Form 10-Q, our ability to refinance such obligations may be further constrained as a result of recent dislocations in the global credit markets.

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

We have substantial short-term liquidity obligations consisting primarily of short-term indebtedness, which we may be unable to refinance on favorable terms or at all.    During the remaining six months of 2009, we have an aggregate of $47.5 million of mortgage debt, notes payable and credit facilities scheduled to mature and $13.9 million of scheduled mortgage amortization payments. If principal payments on debt due at maturity cannot be refinanced, extended or paid, we will be in default under our debt obligations, and we may be forced to dispose of properties on disadvantageous terms. Such defaults may in turn cause cross defaults in certain of our or our affiliates’ other debt obligations.

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

In connection with our refinancing difficulties, our credit ratings are all below investment grade. Standard & Poor’s current rating is CCC+; outlook negative. Fitch’s current rating is CCC/RR4; rating watch negative. Moody’s current rating is Caa2; negative outlook. There may be additional reductions in our ratings depending on our operating performance and our ability to refinance the Amended July 2007 Facility.

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

We are limited to financing any liquidity requirements from distributions received from the Residual Joint Venture, and equity contributions from Super LLC, that are funded with borrowings from the Residual Credit Facility, and we may be unable to finance such liquidity requirements after exhaustion of the Residual Credit Facility.    We have historically met our short-term liquidity requirements with cash generated from operations and borrowings under our credit facilities. Our short-term liquidity requirements consist primarily of funds necessary to pay for management fees, operating and other expenses directly associated with our portfolio of properties, interest expense and scheduled principal payments on our outstanding debt and capital expenditures incurred in our development and redevelopment projects. Our current new development pipeline in our consolidated portfolio is comprised of two projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $74.5 million. Our current redevelopment pipeline in our consolidated portfolio is comprised of seven projects, the aggregate cost of which, including costs incurred in prior years on these projects, is expected to be approximately $113.2 million. We presently have $126.5 million of costs, including costs incurred in prior years, attributable to our pro rata share of redevelopment costs for projects in our joint venture portfolio.

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

In addition, our concentration in retail properties means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, changes in economic conditions, consumer confidence and terrorist activities. The U.S. economy is in the midst of a prolonged economic downturn characterized by high unemployment, limited availability of credit and decreased consumer and business spending.  This economic downturn is, has, and is expected to continue to adversely affect the businesses of many of our tenants.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.    As of June 30, 2009, we had approximately $373.4 million of mortgage debt and secured term loans outstanding, excluding the impact of unamortized premiums and our unconsolidated joint ventures had mortgage loans and credit facility indebtedness outstanding of approximately $3.0 billion. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet payments, the holder of the mortgage or lender could foreclose on the property, resulting in loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss. Also, certain of our mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.

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

Our degree of leverage could limit our ability to obtain additional financing and adversely affect our business and financial condition.    The following should be considered with reference to the fact that regardless of our degree of leverage, due to covenants in certain of our indebtedness, we are presently unable to incur additional indebtedness. Our organizational documents do not contain any limitation on the incurrence of debt. The degree of our leverage could have important consequences, including:

· requiring us to dedicate a substantial portion of our funds from operations to servicing our debt;

· affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general purposes; and

· making us more vulnerable to economic and industry downturns.

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

The economic performance and value of our properties are subject to risks associated with real estate assets and with the real estate industry.    As a real estate company, we are subject to all of the risks associated with owning and operating real estate, including:

· changes in national, regional and local economic climate;

· local conditions, including an oversupply of space in properties similar to those that we own, or a reduction in demand for properties similar to those that we own;

· the attractiveness of our properties to tenants;

· the financial stability of tenants, including the ability of tenants to pay rent;

· competition from other available properties;

· changes in market rental rates;

· the need to periodically fund the costs to repair, renovate and re-let space;

· changes in operating costs, including costs for maintenance, insurance and real estate taxes;

· earthquakes, tornados, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses;

· the fact that the expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties; and

· changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

Failure by any anchor tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.    Our performance depends on our ability to collect rent, through our property managers, from tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants may delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, fail to make rental payments when due under a number of leases, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases, or expiration of existing leases without renewal, and the loss of rental income attributable to the terminated or expired leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, our property manager may be unable to re-lease the vacated space at attractive rents or at all. The occurrence of any of the situations described above, particularly if it involves a substantial tenant with leases in multiple locations, could seriously harm our performance. As of June 30, 2009, our largest tenants were The Kroger Co., Publix Supermarkets, Inc., and the Great A&P Tea Company, Inc., the scheduled ABR for which represented 3.7%, 2.3% and 2.1%, respectively, of our total ABR, excluding our pro rata share of ABR generated by properties owned by unconsolidated joint ventures.

We are unable to collect balances due from an increasing number of tenants in bankruptcy and face potential adverse effects as a result.    Bankruptcy filings by retailers occur in the course of our operations. We are continually re-leasing vacant spaces resulting from tenant terminations. We saw a significant increase in tenant bankruptcies in 2008 and current economic conditions suggest this trend could continue or worsen. A bankruptcy filing by or relating to one of our tenants or a lease guarantor bars all efforts by us to collect pre-bankruptcy debts from that tenant or the lease guarantor, or their property, unless we receive an order permitting us to do so from the bankruptcy court. These tenant or lease guarantor bankruptcies delay our efforts to collect past due balances under the relevant leases, and ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. However, if a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, in many tenant bankruptcies, we recover substantially less than the full value of any unsecured claims we hold from a bankrupt tenant. Additionally, the bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

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

Redevelopment and new development of properties are subject to a number of risks, including the following:

· abandonment of development activities after expending resources to determine feasibility;

· construction and/or lease-up delays;

· cost overruns, including construction costs that exceed our original estimates;

· failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and

· delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws.

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

Our current and future joint venture investments could be adversely affected by a lack of sole decision-making authority and our reliance on joint venture partners’ financial condition.    In some of our joint ventures, we have invested as a co-venturer or partner in the development or redevelopment of new properties, instead of developing projects directly. These investments involve risks not present in a wholly owned development or redevelopment project, including the following:

· in these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of the project, which may prevent us from taking actions that are opposed by our joint venture partners;

· we may be required to obtain prior consent from our co-venturers or partners for a sale or transfer to a third party of our interests in the joint venture, which restricts our ability to dispose of our interest in the joint venture;

· our co-venturers or partners might have interests or goals that are inconsistent with our interests or goals, and may be in a position to take actions contrary to our interests or otherwise impede our objectives;

· our co-venturers or partners also might become insolvent or bankrupt, which may delay construction or development of a property or increase our financial commitment to the joint venture;

· such investments have the potential risk of impasse on certain major decisions, such as a sale, because neither we nor our partner or co-venturer typically have full control over the joint venture;

· any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract management from focusing their time and effort on our business; and

· we might be liable for the actions of our joint venture partners in certain circumstances.

As of June 30, 2009, we had approximately $576.3 million of investments in and advances to ten unconsolidated joint ventures that own an aggregate of 289 properties.  The largest of these investments is our investment in the Residual Joint Venture.  We have a 49% equity interest in the Residual Joint Venture.  Our investment in the Residual Joint Venture is subject to the risks described above for jointly owned investments.  As of June 30, 2009, this joint venture was comprised of 159 stabilized assets and two assets undergoing redevelopment.

Potential continued deterioration of investments in / advances to unconsolidated joint ventures.    With the potential continued negative outlook over the US retail real estate markets and also potential decreases in risk free rates pertaining to long term debt, there is a risk of continued deterioration of the value of our investments in / advances to unconsolidated joint ventures. This may result in further impairments of the carrying value of our investments in / advances to unconsolidated joint ventures in addition to the $182.4 million and $185.0 million impairment recorded by us that was deemed to be an other than temporary impairment for the three and six months ended June 30, 2009, respectively.

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

We currently have variable rate debt obligations, which could be substantial in the future and may impede our operating performance and put us at a competitive disadvantage.    As of June 30, 2009, we had approximately $171.6 million of outstanding floating rate debt, of which approximately $7.9 is not subject to any form of interest rate cap, maturing at various times up to September 1, 2011.   The interest rate caps in place on the $163.7 million cap the 1 month LIBOR at 2.60%.  In connection with the Supplement to the Amended July 2007 Facility, we are presently not permitted to make draws under our Amended July 2007 Facility.  Furthermore, the rates on our variable rate indebtedness increase when interest rates increase.  Interest rates are currently low relative to historical levels and may increase significantly in the future.  Increases in interest rates would increase our interest expense not subject to interest rate cap, which would adversely affect cash flow and our ability to service debt.

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

We face considerable competition in the leasing market and may be unable to renew leases or re-let space as leases expire.    Through our property manager, we compete with a number of other companies in providing leases to prospective tenants and in re-letting space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-let the space. Even if the tenants do renew or we can re-let the space, the terms of renewal or re-letting, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of June 30, 2009, leases were scheduled to expire on a total of approximately 5.4% of the space at our properties (excluding our pro rata share of properties owned by unconsolidated joint ventures) through the remainder of 2009. Our property manager may be unable to promptly renew the leases or re-let this space, or the rental rates upon renewal or re-letting may be significantly lower than expected rates.

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

Item 5.Other Information

Per our Current Report on Form 8-K, dated as of June 24, 2009, PricewaterhouseCoopers LLP has resigned as our independent registered public accounting firm. Per our Current Report on Form 8-K, dated as of July 24, 2009, we engaged McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Item 6. Exhibits

10.1*

Employment Agreement, dated as of April 29, 2009, by and between Centro US Management Joint Venture 2, LP and Tiffanie Fisher filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 15, 2009.

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

Dated: August 14, 2009

CENTRO NP LLC

By:	/s/ Michael Carroll
Michael Carroll
Chief Executive Officer

By:	/s/ Tiffanie Fisher
Tiffanie Fisher
Chief Financial Officer
(Principal Financial Officer)